Form 10-K
period 1993-12-31
ARKANSAS BEST CORP /DE/
filed 1994-03-11
CIK 894405

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year December 31, 1993

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from _____________ to ______________.

Commission file number 0-19969

                          ARKANSAS BEST CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                               71-0673405
- ----------------------------------------------   ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

1000 South 21st Street, Fort Smith, Arkansas             72901
- ----------------------------------------------   ----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code 501-785-6000
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

                                    None
                              ----------------
                              (Title of Class)

         Securities registered pursuant to Section 12(g) of the Act:

                                             Name of each exchange
          Title of each class                on which registered
- --------------------------------------       -----------------------
Common Stock, $.01 Par Value                 Nasdaq Stock Market/NMS
$2.875 Series A Cumulative Convertible
  Exchangeable Preferred Stock,
  $.01 Par Value                             Nasdaq Stock Market/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1994, was $228,832,409.

The number of shares of Common Stock, $.01 par value, outstanding as of March 1, 1994, was 19,200,077.

Documents incorporated by reference:

Portions of the proxy statement for the Arkansas Best Corporation annual shareholders' meeting to be held May 10, 1994 are incorporated by reference into Part III.

                                   PART I.


ITEM 1.   BUSINESS

(a)  General Development of Business

Corporate Profile

Arkansas Best Corporation (the "Company") is primarily engaged, through its motor carrier subsidiaries, in less-than-truckload ("LTL") shipments of general commodities. The Company is also engaged through its 46%-owned subsidiary, Treadco, Inc. ("Treadco"), in truck tire retreading and new truck tire sales.

ABF Freight System, Inc. ("ABF"), founded in 1935, is the largest motor carrier subsidiary of the Company, accounting for approximately 87% of the Company's consolidated revenues. ABF has grown to become the fifth largest LTL motor carrier in the United States from the forty-eighth largest in 1965, based on revenues for 1993 as reported to the Interstate Commerce Commission (the "ICC").

Treadco, which accounted for approximately 11% of the Company's consolidated revenues, is the nation's largest independent tire retreader for the trucking industry and the second largest commercial truck tire dealer.

Historical BackgroundIn July 1988, the Company was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P., the predecessor of Kelso & Company, Inc.

In May 1992, the Company completed a recapitalization, which included (i) an initial public offering of Common Stock par value $.01 (the "Common Stock") by the Company, the net proceeds of which were used to repurchase approximately $114 million in principal amount of its 14% Senior Subordinated Notes due 1998 (the "Notes") pursuant to a tender offer and related consent solicitation and to pay related fees and expenses, and (ii) the refinancing of the Company's existing bank indebtedness.
On November 13, 1992, the Company repurchased approximately 4,439,000 shares of Common Stock beneficially owned by Kelso Best Partners, L.P. for approximately $55.5 million in the aggregate, or $12.50 per share (a discount of $1.50 per share to the then quoted NASDAQ/NMS sale price). Prior to the Repurchase, Kelso Partners was the Company's largest stockholder, with beneficial ownership of approximately 21.7% of the total outstanding shares of the Company's Common Stock. Kelso Partners distributed its remaining 650,000 shares to certain of its individual partners, thus ending Kelso Partners' investment in the Company. To pay for the repurchase of such shares, the Company borrowed $50 million under a new five-year term loan credit facility (the "Term Loan") provided by its existing bank group through an amendment and restatement of its existing credit agreement and used $5.5 million in available cash. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

On February 3, 1993, the Company completed a public offering of 1,495,000 shares of preferred stock ("Preferred Stock"). The Company used the net proceeds of $72.3 million to repay the $50 million Term Loan and for general corporate purposes. See "Management's Discussion and Analysis -- Liquidity and Capital Resources."

(b)  Financial Information about Industry Segments

The response to this portion of Item 1 is included in "Note M - Business Segment Data" of the notes to the Company's consolidated financial statements for the year ended December 31, 1993, which is submitted as a separate section of this report.

(c)  Narrative Description of Business

Motor Carrier Operations

General

The Company's motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine"). ABF, which concentrates on long-haul transportation of general commodities freight, involving primarily LTL shipments, is the Company's largest motor carrier subsidiary, accounting for approximately 98% of the Company's motor carrier revenues for 1993. ABF-BC and ABF Canada operate out of eleven terminals in Canada. Cartage focuses on shipments in and out of Hawaii and Land-Marine currently concentrates on shipments in and out of Puerto Rico.

ABF Freight System, Inc.

ABF is the largest subsidiary of the Company, accounting for approximately 87% of the Company's consolidated revenues. ABF has grown to become the fifth largest LTL motor carrier in the United States from the forty-eighth largest in 1965, based on revenues for 1993 as reported to the ICC. ABF, which concentrates on long-haul LTL shipments, provides direct service to 939 of the 952 cities in the United States having a population of 25,000 or more. ABF and the Company's other motor carrier subsidiaries have 339 terminals and operate in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has more than 50,000 customers, including approximately 335 national accounts. ABF was incorporated in Delaware in 1982 as a successor to Arkansas Motor Freight, a business originally organized in 1935.

ABF concentrates on long-haul transportation of general commodities freight, involving primarily LTL shipments. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk and those requiring special equipment. ABF's general commodities shipments differ from shipments of bulk raw materials which are commonly transported by railroad, pipeline and water carrier.

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1993, no single customer accounted for more than 4% of ABF's revenues, and the ten largest customers accounted for less than 11% of ABF's revenues.

LTL Operations

LTL carriers differ substantially from full truckload carriers by offering service to shippers which is tailored to the need to transport a wide variety of large and small shipments to geographically dispersed destinations. Generally, full truckload companies operate from the shipper's dock to the receiver's facility and require very little fixed investment beyond the cost of the trucks. LTL carriers pick up small shipments throughout the vicinity of a local terminal with local trucks and consolidate them at each terminal according to destination for transportation by intercity units to their destination cities or to breakbulk (rehandling) terminals, where shipments from various locations can be reconsolidated for transportation to distant destinations, other breakbulk terminals or local terminals. In most cases, a single driver's trip will consist of a day's run to the terminal or relay point which is appropriately located on the route, where the trailer containing the shipments will be transferred to continue towards its destination. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from such terminal. In some cases, when a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailerload. A trailer then is dispatched to that destination without having to rehandle the freight.

In order to improve efficiency, reduce labor costs and enhance customer service, ABF seeks to minimize the number of times it handles freight. ABF estimates that at its breakbulk terminals it handles its LTL shipments, on average, approximately one and a quarter times. ABF's low average handling per shipment tends to result in fewer damage claims and reduced transit time.

ABF has concentrated on increasing the LTL segment of its business, which has grown from 52.6% of its revenues in 1978 to 88.3% of its revenues in 1993. The Company believes that the opportunity to achieve economies of scale in LTL operations and the service-sensitive nature of the LTL freight business make this an attractive market. In addition, this market has been less affected by increased competition from new entrants because transportation of LTL freight requires significant capital assets, including terminal facilities and complex computer and communications systems, a skilled work force and a large sales organization.

Expansion Program

In anticipation of deregulation of the trucking industry, in the mid-1970's ABF determined it would be necessary to embark on a program of expansion designed to extend its services geographically and transform itself from a regional into a national carrier. The acquisition of Navajo Freight Lines, Inc. in 1978 extended ABF's routes and services into the Western and Southwestern United States and the acquisition of East Texas Motor Freight in 1982 added to ABF's existing services in the Midwestern and Southern United States and extended coverage into the Northwestern United States. Upon completion of these two acquisitions, ABF had a framework of routes and terminals that substantially covered all regions of the continental United

States. Over the period of these acquisitions ABF increased its number of terminals from 67 in 1978 to 160 in 1982, with ABF and the Company's other motor carrier subsidiaries now having 339 terminals. ABF-Canada and ABF-BC operate out of eleven terminals in Canada. Although the Company does not maintain terminals in Mexico, through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. Although the Company expects to continue adding terminals and relocating existing terminals when and where strategically important, it does not expect to continue the rapid rate of growth experienced during the eighties.

In April 1992, ABF announced that it had entered into an intermodal strategic alliance with Votainer International B.V. ("Votainer"). The alliance provides ABF and Votainer customers with world-wide intermodal transportation services to and from points in the United States. Such services feature through-rates based on a single factor, a through-bill-of-lading, and electronic shipment tracing from origin to destination. Although the Company believes that the alliance is unique in the international trade industry, the Company does not expect the strategic alliance to have a material effect on the Company's revenues or operating results in the near term.
In January 1993, ABF announced the formation of an alliance with Servicio Libre a Bordo ("LAB") giving ABF single-bill service to major points in Mexico. The alliance gives ABF's customers a unique opportunity to move their freight in and out of Mexico. LAB is an LTL specialist in the Mexico market while most other Mexican carriers have truckload as their core business. The alliance features proportional through rates, single-carrier responsibility of limited cargo liability, single freight bill including all freight charges, the option for freight charges to be prepaid origin to destination, collect origin to destination or a combination of prepaid and collect, electronic tracing from origin to destination, and consistent transit times.

In August 1993, ABF announced an alliance with Burnham Service Corporation ("Burnham") which provides specialized delivery and setup services. The alliance serves all points served by the ABF system, to any point in the 48 contiguous states. Utilizing the hookup of electronic services of both companies, it gives customers seamless service between ABF and Burnham. Primary product features include through-rates, single freight bill containing freight and setup charges, single-carrier liability, instant electronic shipment tracing from origin to destination, and consistent transit times.

Statistical Information

The following table sets forth certain statistical information regarding
ABF's operations (including inter-Company operations) for the five years ended December 31, 1993.
                                               Year Ended December 31
                                   1993      1992      1991      1990      1989
                                                   (Unaudited)

Operating ratio                     95.8%     94.9%     96.3%     95.1%     96.9%
Average length of haul (miles)     1,198     1,201     1,192     1,175     1,173
Employees (1)                     10,719    10,545    10,184    10,159     8,848
Miles per gallon                    6.12      5.87      5.65      5.62      5.56
Fuel cost per mile (2)             $.094     $.110     $.116     $.132     $.105
Terminals (at end of period)         323       317       320       319       312

Tractors
  Road Tractors                    1,385     1,385     1,385     1,338     1,288
  City Tractors                    2,469     2,474     2,368     2,188     2,133

Trailers
  Road Trailers -- doubles        12,263    11,718    11,405    10,679    10,178
  Road Trailers -- long              231       251       274       274       305
  City Trailers                    1,395     1,365     1,187     1,219     1,183

Less-than-Truckload (3)
  Revenue (000's)               $772,872  $748,470  $697,602  $661,611  $548,950
  Percent of total revenue          88.3%     88.8%     89.1%     88.2%     87.2%
  Tonnage (000's)                  2,620     2,542     2,384     2,326     1,956
  Percentage of total tonnage       76.5%     77.2%     78.5%     76.9%     74.7%
  Shipments (000's)                4,948     4,899     4,793     4,779     4,054
  Revenue per hundredweight       $14.75    $14.72    $14.63    $14.22    $14.03
  Average weight per shipment
    (pounds)                       1,059     1,038       995       973       965

Truckload
  Revenue (000's)               $102,635  $ 94,242  $ 85,013  $ 88,917  $ 80,867
  Tonnage (000's)                    807       752       654       700       662
  Shipments (000's)                   96        89        78        82        75
  Revenue per hundredweight        $6.36     $6.27     $6.50     $6.36     $6.11
  Average weight per shipment
    (pounds)                      16,776    16,858    16,707    17,034    17,541

<F1>
(1) At end of period for salaried employees and mid-December for hourly employees.
<F2>
(2)  Excludes fuel tax per mile of $.057, $.059, $.069, $.067 and $.071 for 1989 through 1993, respectively.
<F3>
(3)  Defined by the ICC as shipments weighing less than 10,000 pounds.

Marketing

Prior to the partial deregulation of the trucking industry beginning in 1980, rates were extensively regulated by the ICC and were not a significant competitive factor, but now marketing, cost and rate of return have become an integral part of carrier operations. By expanding ABF's transcontinental system through the addition of terminals, ABF has increased its ability to service a greater number of customers directly. Maintaining ABF's competitive position requires operational and sales support that is customer oriented. To achieve this objective, ABF has sales representation in all cities in which it has terminals and also has ten separate national account sales offices.

To improve service, ABF makes information readily accessible to its customers through various electronic pricing, billing and tracing services, referred to by ABF as the "Q-Family" of services. The ABF Q-Family offers a complete package of computer-supported information services. Q-Stat is the newest member of the Q-Family. It provides a monthly statistical report of a customer's shipping activity with ABF. Q-Bill offers most of the functions of a traffic department in a PC software package. Q-Bill provides for bill-of-lading preparation, automatic rating with an ABF tariff or competitor tariff, case label production and summary manifesting. Q-EDI is ABF's computer-to-computer electronic data interchange (EDI) system. The following standard transaction sets are presently supported:(i) shipment status information for shipment tracking and performance monitoring; (ii) freight bills for payment and auditing, and (iii) bill-of-lading information for carrier billing and rating. Q-Info is a PC-based shipment status information system designed to aid ABF customers in the performance of their daily traffic-related functions. Q-Info provides customized shipment status reports, up-to-the-minute tracing information and freight bill copies. Q-Line is a nationwide hotline which can be reached 24-hours a day, seven days a week, from any touch-tone telephone. It is a voice response system which allows "conversation" with the ABF computer for tracing, rates, loss and damage claims, and transit time information. Q-Rate III is ABF's third generation rating program. ABF originated diskette rating and, in management's opinion, continues to set the industry standard. Q-Rate III provides nationwide rating on two diskettes. In addition to supporting the ABF tariffs, information regarding coverage, transit times, and mileage is provided.

Quality Improvement Process

In 1984, ABF began implementing a Quality Improvement Process to focus on the specific requirements of customers and to develop measurement systems that determine the degree of success or failure in conforming to those requirements. Non-conforming results trigger a structured approach to problem solving, error identification and classification. The Quality Improvement Process requires that all levels of employees be educated in the process itself and trained in their respective job responsibilities so that the focus on customer requirements drives job performance. In that vein, ABF maintains permanent educational facilities in strategic locations to teach the Quality Improvement Process to sales personnel, branch managers and operations personnel in classroom environments. ABF believes that the Quality Improvement Process has enhanced performance in a number of areas. As an example, ABF has been able to reduce the incidence of inaccurate freight bills by over 70% in the last five years.

Revenue Equipment and Truck Terminals

In anticipation of the partial deregulation of the trucking industry, ABF began in 1978 to expand carrier services and geographic coverage. ABF and the Company's other motor carrier subsidiaries have increased their market coverage by expanding the number of terminals from 67 in early 1978 to 339 currently. A rapid period of terminal expansion from 1978 gave ABF substantially complete national geographic coverage and has not continued at the same pace since 1988. ABF owns 26 of its terminal facilities, leases 82 terminals from its affiliate, ABC Treadco, Inc. ("ABC Treadco") and leases the remaining terminals from independent third parties.

ABF's equipment replacement policy generally provides for replacing intercity tractors every three years, intracity tractors every five to seven years, and trailers (which have a depreciable life of seven years) on an as needed basis (generally seven years or more), resulting in a relatively new and efficient tractor fleet and minimizing maintenance expenses. ABF presently intends to continue its tractor and trailer replacement policy.
ABF has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at ABF's facilities and at independent contract maintenance facilities.

In late 1993, ABF initiated a new computerized maintenance program which tracks equipment activity and provides automatic notification of the maintenance needs of each tractor, trailer and converter gear. The program keeps records of preventive maintenance schedules and governmental inspection requirements for each piece of equipment and routes the unit to the nearest ABF maintenance facility where the service can be performed.

As of December 31, 1993, ABF owned or operated the following revenue equipment, which, excluding operating leases, had an aggregate net book value of approximately $78.5 million:

                                   Total No.         Approximate Age in Years
                                    of Units  1     2     3     4     5      6      7    Over 7

Intercity Tractors (1)               1,385   500    500   225   160
Intercity Trailers (2)                 231                                   100            131
Intercity Trailers-Doubles (3)      12,263   820    600   749   500   410    599  2,146   6,439
Intracity Tractors                   2,469   395    280   300   264   125    174    484     447
Intracity Trailers                   1,395                                                1,395
Pickup/Delivery Trucks                  90           17                20     36             17
Converters (used to connect
  two 28-foot trailers) (4)          2,538                                    50    615   1,873

<F1>
(1)  Includes 1,225 tractors being leased under operating leases.
<F2>
(2)  Includes 100 trailers being leased under capitalized leases.
<F3>
(3) Includes 7,706 trailers being leased under capitalized leases and 924 trailers being leased under operating leases.
<F4>
(4)  Includes 665 converters being leased under capitalized leases.

In 1993, under its equipment replacement program, ABF acquired 500 intercity tractors, 350 intracity tractors and 820 trailers. Internally generated funds, borrowings under the credit agreement and leases have been sufficient to finance these additions.

Data Processing

The Company, through its wholly owned service bureau subsidiary, is able to provide timely information, such as the status of all shipments in the system at any given point in time, that aids the marketing efforts of ABF as well as assisting its operating personnel. During 1993, ABF implemented a new on-line city manifest computer program which further enhances shipment tracing. The program also provides additional information which will improve operations. The service bureau is staffed with 182 data processing specialists. The Company believes that its allocation of resources to data processing has assisted ABF in providing the type of quality services required by a sophisticated shipping public.

Employees

At December 31, 1993, ABF employed 10,719 persons. Employee compensation and related costs are the largest components of carrier operating expenses. In 1993, such costs amounted to 67.6% of ABF's general commodities revenues.
ABF is a signatory with the Teamsters to the National Master Freight Agreement (the "National Agreement") which became effective April 1, 1991, and expires March 31, 1994. Terms of the new agreement, which is currently under negotiation, are unknown at this time. Under the National Agreement, employee wages increased an average of 3.2% annually during 1991 and an average of 2.7% annually from April 1, 1992 through March 31, 1994. Health, welfare and pension costs increased 10.6% annually during 1991 and an average of 6.7% annually from April 1, 1992 through March 31, 1994. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the Teamsters. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans. ABF is also a party to several smaller union contracts. Approximately 80% of ABF's employees are unionized, of whom approximately 1% are members of unions other than the Teamsters.

Five of the six largest LTL carriers are unionized and generally pay comparable wages. Non-union companies typically pay employees less than union companies. Over the past ten years, ABF's operations have not been significantly affected by any work stoppages and management believes that it enjoys good labor relations with both union and non-union employees. There can be no assurance, however, that labor problems will not arise in the future that would adversely affect the operations and profitability of the motor carrier industry in general and ABF in particular.

Since December 1989, the Department of Transportation ("DOT") has required ABF and other domestic motor carriers to implement drug testing programs for their truck drivers to deter drug use. In December 1991, ABF implemented a random testing program to cover its entire driver work force. ABF has since April 1992 been testing as required by the federal government at an average rate of 50% of its driver work force. Statistics for 1993 indicate that ABF has administered 4,409 random, biennial re-certification and post-accident tests to its employees, with a pass rate of 99.2%.

Due to its national reputation and its high pay scale, the Company has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

Insurance and Safety

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, auto liability, property damage and bodily injury and workers' compensation. The Company is generally self-insured for the first $100,000 of each cargo loss, $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss, plus an aggregate of $750,000 of auto liability losses between $200,000 and $500,000. The Company maintains insurance contracts covering the excess of such losses in amounts it believes are adequate. While insurance for motor carriers has become increasingly more expensive and more difficult to obtain, it remains essential to the continuing operations of a motor carrier. Although such insurance has become more difficult to obtain, the Company has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates.

The Company also believes that it has one of the best safety records in the trucking industry, based in part on having received first, second or third place safety awards from the American Trucking Associations ("ATA") every year for the past 21 years. In 1993, ABF was awarded the ATA's President's Trophy for the company with the most outstanding safety program. ABF had previously won the President's Trophy in 1989 and 1984. ABF's tractors are equipped with governors which prevent drivers from driving at speeds in excess of 57 mph, thereby maximizing safety and fuel economy. Of the ABF general commodities shipments handled during the year ended December 31, 1993, more than 99% were free of any cargo claim, and of those having cargo claims, 89% were settled within 30 days of the claim date. The following table shows accidents and claims results for the last five years:

                                                        Year Ended December 31
                                             1993      1992      1991      1990      1989

Linehaul miles (000) per DOT
 linehaul accident (1)                       1,868     1,962     1,816     1,543     1,730
Selected categories of insurance
 expense as a percent of revenue:
  Cargo loss and damage claims               1.00%     0.94%     1.03%     1.03%     0.94%
  Public liability                           0.86      1.08      0.98      0.69      0.82
  Workers' Compensation                      1.79      1.83      2.00      1.61      1.53
                                             -----     -----     -----     -----     -----
Total                                        3.65%     3.85%     4.01%     3.33%     3.29%
                                             =====     =====     =====     =====     =====

(1) An accident, as defined by the DOT, involves personal injury with treatment sought immediately away from the scene of the accident or disabling damage that requires a vehicle to be towed from the scene of the accident.

Fuel

The motor carrier industry is dependent upon the availability of diesel fuel. Material adverse effects on the operations and profitability of the industry, as well as ABF, could occur as a result of significant increases in fuel costs, fuel taxes or shortages of fuel. Management, however, believes that the Company would be impacted to a lesser extent than truckload carriers if prices increased dramatically because fuel costs are a smaller percentage of costs for LTL carriers. Further, management believes that the Company's operations and financial condition are no more susceptible to fuel price increases or fuel shortages than its competitors.

On October 1, 1993, the new Federal Diesel Fuel Regulations went into effect. The new regulations require the use of low sulfur highway diesel in all on-road diesel powered motor vehicles. The Company is in compliance with the new regulations. The low sulfur requirement initially increased the price per gallon, but the overall price per gallon decreased late in 1993. At present, the price per gallon of diesel fuel, excluding taxes, is at its lowest level since 1990.

Competition, Pricing and Industry Factors

The trucking industry is highly competitive. ABF actively competes for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. In general, ABF and most of the other principal motor carriers use similar tariffs to rate interstate shipments. Intense competition for freight revenue, however, has resulted in discounting which effectively reduce prices paid by shippers. In an effort to maintain and improve its market share, ABF offers and negotiates various discounts. See "Business -- Motor Carrier Operations -- Regulation."

Deregulation of the trucking industry has resulted in easier entry into the industry and increased competition, although there has also been consolidation in the industry, as a number of companies have since gone out of business. See "Business -- Motor Carrier Operations -- Regulation." New entrants (some of which have grown rapidly in regional markets) include some non-union carriers which have lower labor costs.

ABF conducts the ABF Profit Improvement Program, which is designed to improve the overall profitability of ABF by working with those accounts which do not have an acceptable profit margin. Action to improve profitability may include changing the packaging and price renegotiation.

The trucking industry, including the Company, is affected directly by the state of the overall economy. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.

Regulation

ABF's operations in interstate commerce are regulated by the ICC which has power to authorize motor carrier operations; approve rates, charges and accounting systems; require periodic financial reporting; and approve certain mergers, consolidations and acquisitions. Certain of the intrastate motor carrier operations of ABF are subject to the licensing requirements, rate regulations and financial reporting requirements of state public utility commissions and similar authorities.

The Company, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. ABF has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle weight and dimensions remain subject to both federal and state regulations. More restrictive limitations on vehicle weight and size or on trailer length or configuration could adversely affect the profitability of the Company.

The Motor Carrier Act of 1980 (the "MCA") was the start of an effort to increase competition among motor carriers and reduce the level of regulation in the industry. The MCA enables applicants to obtain ICC operating authority easily and allows interstate motor carriers, such as ABF, to change their rates by a certain percentage per year without ICC approval and to provide discounts to shippers. The MCA also resulted in the removal of route and commodity restrictions on the transportation of freight, making it easier for interstate motor carriers to obtain nationwide authority to carry general commodities throughout the continental United States.

Management believes that the Company is in compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of the Company to comply with the regulations of ICC, DOT or state agencies could result in substantial fines or revocation of the Company's operating authorities.

Specialized Motor Carriers

In addition to ABF, the Company has four other motor carrier subsidiaries:
ABF-BC, ABF-Canada, Land-Marine and Cartage. ABF-BC and ABF-Canada concentrate on shipments of general commodities freight primarily in Canada. Land-Marine currently concentrates on shipments of general commodities freight in and out of Puerto Rico and has ICC common carrier authority to operate in the continental United States. Cartage focuses on shipments in and out of Hawaii. In 1993, ABF-BC, ABF-Canada, Land-Marine and Cartage collectively provided approximately 2% of the Company's motor carrier revenues.

Best Logistics, Inc.

Best Logistics, Inc., a wholly-owned subsidiary of Arkansas Best Corporation, ("Best") is engaged in third-party logistics management. Best offers logistics planning and management services to companies desiring to outsource these activities. Customers choosing to outsource logistics management do so to reduce logistics costs, to concentrate on their core business or to improve customer service. Logistics focuses on the management of inventory and information through the supply chain from vendor to consumer. Best's role is to design the logistics network, contract with the necessary suppliers, to implement and then manage the design.

Although, third-party logistics is a relatively new industry, a large number of participants exist in the market. Many are related to transportation or warehousing companies.

Tire Operations

Treadco, Inc.

Treadco is the nation's largest independent tire retreader for the trucking industry and the second largest commercial truck tire dealer. Treadco's revenues accounted for approximately 11% of the Company's consolidated revenues in 1993, and are divided approximately 56% and 44% between retread sales and new tire sales, respectively. In 1993, Treadco sold approximately 535,000 retreaded truck tires, which were manufactured at its production facilities in Arizona, Arkansas, Florida, Georgia, Louisiana, Missouri, Ohio, Oklahoma and Texas, and sold approximately 268,000 new tires.

In August 1993, Treadco acquired substantially all the assets and liabilities of Trans-World Tire Corporation. As a result of the acquisition, Treadco added four production facilities which retread tires under Bandag
Incorporated ("Bandag") franchise agreements and one satellite sales outlet.

Retreaded truck tires are significantly less expensive than new truck tires (about one-third of the cost) and generally last as long as new tires used in similar applications. Moreover, most tire casings can be retreaded one or two times. The retail selling price of Treadco's retread tires ranges from about $75 to $110 with an average retail selling price of $82, compared to $260 to $325 for a new tire. Treadco also sells retreads including casings not supplied by the customer for $150 to $180, averaging about $161 per tire. Since tire expenses are a significant operating cost for the trucking industry, many truck fleet operators develop comprehensive periodic tire replacement and retread management programs. On its weekly sales routes, Treadco picks up a fleet's casings and returns them the following week, thus providing a continuous supply of both retreads and new tires as needed. In order to fully service its customers, Treadco also sells new truck tires manufactured by Bridgestone, Michelin, General, Dunlop, Sumitomo, Kumho, Toyo and other manufacturers. According to Bridgestone, Treadco is its largest domestic truck tire dealer, and according to Michelin, Treadco is one of its largest domestic truck tire dealers.

Treadco was organized in June 1991 as the successor to the tire business conducted and developed by ABC Treadco, a wholly owned subsidiary of the Company. ABC Treadco transferred the tire business-related assets, including the Bandag Incorporated ("Bandag") franchise agreements, to Treadco in exchange for all the outstanding capital stock of Treadco. At the same time, Treadco assumed substantially all of the liabilities relating to the tire business, including bank debt which, prior to the asset transfer, has been outstanding under a credit agreement, and indebtedness owed to the Company. Treadco's assets were pledged to secure repayment of the bank debt under the credit agreement. In connection with the assumption of the bank debt, Treadco became the primary obligor with respect to such debt. In October 1991, Treadco completed an initial public offering of 2,679,300 shares (including 179,300 shares sold by ABC Treadco pursuant to an over-allotment option) of its common stock at $16.00 per share (the "Treadco Offering").
The net proceeds of the Treadco Offering were used to repay all of the outstanding bank debt and to repay the affiliate indebtedness owed to the Company. Upon prepayment of the bank debt, Treadco's obligations under the credit agreement were terminated and the pledge against the assets was released. In December 1993, ABC Treadco's investment in Treadco was transferred to the Company. As of December 31, 1993, the Company's percentage ownership of Treadco is 46%, while retaining control of Treadco by reason of its stock ownership, board representation and provision of management services. As a result, Treadco is consolidated with the Company for financial reporting purposes, with the ownership interest of the other stockholders reflected as a minority interest.

The Bandag Relationship

Treadco retreads truck tires pursuant to multi-year franchise agreements with Bandag. Bandag's proprietary, high quality retreading processes have enabled it to achieve the largest market presence in the retreading industry. Each of Treadco's production facilities is covered by a separate Bandag franchise agreement that grants Treadco the non-exclusive right to retread truck tires at the facility using Bandag's retreading process, materials and equipment and to sell such retread tires, using the "Bandag" trademark, without any territorial restrictions. In return, each of Treadco's production facilities covered by a Bandag franchise agreement must purchase its rubber requirements from Bandag at prices established by Bandag. The franchises also provide Treadco with a number of support programs, including training for technical and sales personnel, field-service engineering back-up, marketing programs and ongoing research and development. Bandag has informed Treadco that Treadco, with its 26 separate franchise locations, is Bandag's largest domestic franchisee in terms of the number of Bandag franchises and rubber purchases from Bandag.

In 1991, Treadco renewed and amended its existing franchise agreements with Bandag, for terms ranging from five to seven years each. Each Bandag franchise agreement grants Treadco the non-exclusive right to make, use and sell tires retreaded by the Bandag method, including improvements developed by Bandag, during the term of the agreement. Treadco has the right to sell Bandag retreads whenever, to whomever and at any price Treadco may choose, but Treadco may manufacture retreaded tires using the Bandag method only at the authorized location referred to in each agreement. The new franchise agreements do not provide Treadco with an exclusive production or sales territory, nor do they prohibit Treadco (or any other Bandag franchisees) from opening sales offices in other desired locations.

Sales and Marketing

Treadco's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. In addition to excellent service, Treadco offers broad geographical coverage across the South and the lower Midwest. This coverage is important for customers because they are able to establish uniform pricing, utilize national account billing processes of the major new tire suppliers, and generally reduce the risk of price fluctuations when service is needed.

None of Treadco's customers for retreads and new tires, including the Company and ABF, represented more than 4% of Treadco's revenues for 1993. ABF accounted for approximately $1.7 million of Treadco's revenues in 1993 (1.5%), and has not accounted for more than 10% of Treadco's revenues in the last ten years. Treadco's customers are primarily mid-sized companies that maintain their own in-house trucking operations and rely on Treadco's expertise in servicing their tire management programs. Treadco markets its products through sales personnel located at each of its 26 production facilities and, in addition, through 19 "satellite" sales locations maintained in Arizona, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, Ohio and Texas. These satellite sales locations are supplied with retreads by nearby Treadco production facilities. Treadco locates its production facilities and sales locations in close proximity to interstate highways and operates approximately 80 mobile service trucks to provide ready accessibility and convenience to its customers, particularly fleet owners.

Employees

At December 31, 1993, Treadco employed 652 full-time employees. Thirteen employees at one Treadco facility are represented by a union. Treadco's management believes it enjoys a good relationship with its employees.

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. ABF stores some of its fuel for its trucks and tractors in approximately 103 underground tanks located in 27 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial condition.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1994 will not be material.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $210,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

The Company remains responsible for certain environmental claims that arose with respect to its ownership of Riverside Furniture Corporation ("Riverside") prior to its sale in 1989. Riverside was notified in 1988 that it has been identified as a PRP for hazardous wastes shipped to two separate sites in Arkansas. To date, the Company, as a part of a PRP group, has paid approximately $50,000 on Riverside's behalf related to one site, with additional assessments expected related to that site. Riverside was dismissed as a PRP from the second site in March 1993. Management currently believes that resolution of its remaining site is unlikely to have a material adverse effect on the Company, although there can be no assurance in this regard.

Treadco is affected by a number of governmental regulations relating to the development, production and sale of retreaded and new tires, the raw materials used to manufacture such products (including petroleum, styrene and butaliene), and to environmental, tax and safety matters. In addition, the retreading process creates rubber particulate, or "dust," which requires gathering and disposal, and Treadco disposes of used and nonretreadable tire casings, both of which require compliance with environmental and disposal laws. In some situations, Treadco could be liable for disposal problems, even if the situation resulted from previous conduct of Treadco that was lawful at the time or from improper conduct of, or conditions caused by, persons engaged by Treadco to dispose of particulate and discarded casings. Such cleanup costs or costs associated with compliance with environmental laws applicable to the tire retreading process could be substantial and have a material adverse effect on Treadco's financial condition. Treadco believes that it is in substantial compliance with all laws applicable to such operations, however, and is not aware of any situation or condition that could reasonably be expected to have a material adverse effect on Treadco's financial condition.

ITEM 2.   PROPERTIES

Directly or indirectly through its subsidiaries, the Company owns its executive offices in Fort Smith, Arkansas, and owns or leases approximately 390 other operating facilities, approximately 339 and 45 of which relate to its motor carrier operations, and tire retreading and sales operations, respectively. In addition to its executive offices, the Company's principal motor carrier facilities are as follows:

                                  Location
                                  ---------

                         North Little Rock, Arkansas
                           Los Angeles, California
                           Sacramento, California
                              Denver, Colorado
                             Ellenwood, Georgia
                            Springfield, Illinois
                           Albuquerque, New Mexico
                          Asheville, North Carolina
                                Dayton, Ohio
                              Portland, Oregon
                     Harrisburg/Camp Hill, Pennsylvania
                                Dallas, Texas
                            Salt Lake City, Utah

The properties listed above are leased by ABF from ABC Treadco, with the exception of the facilities in Asheville, North Carolina and Sacramento, California, which are owned by ABF, and the facilities in Portland, Oregon and Salt Lake City, Utah, which are leased from outside third parties. There are three facilities at the Harrisburg/Camp Hill, Pennsylvania location. The Camp Hill and one of the Harrisburg facilities are leased from outside third parties.

ITEM 3.   LEGAL PROCEEDINGS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation and MR Realty Associates, L.P. ("Plaintiffs") against the Company and ABC Treadco ("Defendants"). Plaintiffs have asserted state law, ERISA and securities claims against Defendants in conjunction with Defendants' sale of Riverside Furniture Corporation in April 1989.
Plaintiffs are seeking approximately $4 million in actual damages and $10 million in punitive damages. The Company is contesting the lawsuit vigorously. After consultation with legal counsel, the Company has concluded that resolution of the foregoing lawsuit is not expected to have a material adverse effect on the Company's financial condition.

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1993.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Dividend Information

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol
"ABFS". The following table sets forth the high and low recorded last sale prices of the Common Stock during the periods indicated as reported by Nasdaq and the cash dividends declared:
                                                                    Cash
                                                High      Low     Dividend
1993
  First quarter                                $16.750   $12.125   $.01
  Second quarter                                13.000     8.375    .01
  Third quarter                                 11.500     8.500    .01
  Fourth quarter                                15.625    11.125    .01


1992
  Second quarter (since May 13, 1992)          $14.875   $ 9.375   $  -
  Third quarter                                 12.000    10.375    .01
  Fourth quarter                                17.000    10.500    .01

On December 31, 1993, there were 786 shareholders of record.
The declaration and payment of, and the timing, amount and form of future dividends on the Common Stock will be determined by the Company's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant by the board of directors.

The Company's credit agreement limits the total amount of "restricted payments" that the Company may make, including dividends on its capital stock, to $10 million in any one calendar year. The annual dividend requirements on the Company's preferred stock issued February 3, 1993 (approximately $4.3 million) and dividends paid on the Common Stock at the quarterly rate of $.01 per share (approximately $0.8 million based on the current number of issued and outstanding shares) would aggregate dividends of approximately $5.1 million on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data - Five-Year Summary
                                                                      The Company
                                                                 Year Ended December 31
                                                1993         1992         1991        1990         1989
                                                       ($ in thousands except per share amounts)
Statement of Operations Data:
   Operating revenues                        $1,009,918    $959,949     $884,498    $848,737     $713,669
   Operating income                              51,369      57,255       43,123      47,671       26,375
   Gain on sale of subsidiary stock                   -           -       14,141           -            -
   Minority interest in subsidiary                3,140       2,825          690           -            -
   Other income and (expenses), net                (731)     (1,496)      (6,638)     (4,533)      (3,050)
   Interest expense                               7,248      17,285       34,421      39,257       40,280
   Income (loss) before income taxes,
     extraordinary item and
     cumulative effect of
     accounting change                           40,250      35,649       15,515       3,881      (16,955)

   Provisions for income taxes (credit)          19,278      16,894        7,763       3,415       (4,227)
   Income (loss) before extraordinary
     item and cumulative effect
     of accounting change                        20,972      18,755        7,752         466      (12,728)
   Extraordinary item (1)                          (661)    (15,975)        (515)          -            -
   Cumulative effect on prior
     years of change in revenue
     recognition method (2)                           -      (3,363)           -           -            -
   Net income (loss)                             20,311        (583)       7,237         466      (12,728)
   Income (loss) per common share
     before extraordinary item and
     cumulative effect of
     accounting change                              .89         .99          .61         .04        (1.01)

   Net income (loss) per common share               .85        (.03)         .57         .04        (1.01)
   Cash dividends paid per common share (3)         .04         .02            -           -            -

Pro Forma Data (4):
   Income before extraordinary item          $   20,972    $ 18,755     $  8,253    $ (1,124)    $(12,667)
     Earnings per common share                      .89         .99          .65        (.09)       (1.01)
   Net income (loss)                             20,311       2,780        7,738      (1,124)     (12,667)
     Earnings (loss) per common share               .85         .15          .61        (.09)       (1.01)

Selected Financial Data - Five-Year Summary (Continued)
                                                                      The Company
                                                                 Year Ended December 31
                                                1993         1992         1991        1990         1989
                                                       ($ in thousands except per share amounts)

Balance Sheet Data
  (as of the end of the period):
   Total assets                                $447,733    $428,345     $447,098    $475,487     $477,700
   Current portion of long-term debt             15,239      28,348       34,995      39,957       35,272
   Long-term debt
      (including capital
      leases and excluding
      current portion)                           43,731     107,075      210,987     270,193      291,161

Other Data
   Capital expenditures (5)                    $ 33,160    $ 26,596     $ 19,369    $ 31,336     $ 36,692
   Depreciation and amortization                 28,266      34,473       39,755      40,002       39,451
   Goodwill amortization                          3,064       3,034        3,024       3,024        2,909
   Other amortization                               319         755        2,290       3,103        3,229

<F1>
(1) For 1993, represents an extraordinary charge of $661,000 (net of tax of $413,000) from the loss on extinguishment of debt. For 1992, represents an extraordinary charge of $15,975,000 (net of tax of $9,700,000) from the loss on extinguishment of debt relating to the Recapitalization in May 1992. For 1991, represents an extraordinary charge of $515,000 (net of tax of $320,000) from the loss on extinguishment of debt relating to the Treadco Offering in September 1991.
<F2>
(2) Represents a charge of $3,363,000 (net of tax of $2,100,000) to reflect the cumulative effect on prior years of the change in method of accounting for the recognition of revenue as required under the Financial Accounting Standards Board's Emerging Issues Task Force Ruling 91-9 ("EITF 91-9").
<F3>
(3) No cash dividends were paid by the Company from 1989 until the third quarter of 1992.
<F4>
(4) Assumes the change in accounting method for recognition of revenue as required under EITF 91-9 occurred January 1, 1989.
<F5>
(5) Net of equipment trade-ins. Does not include revenue equipment placed in service under operating leases, which amounted to $24.8 million in 1993, $25.5 million in 1992, $15 million in 1991, and $5 million in 1990. There were no operating leases for revenue equipment entered into for 1989. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged, through its motor carrier subsidiaries, in LTL shipments of general commodities. The Company is also engaged through its 46%-owned consolidated subsidiary, Treadco, in truck tire retreading and sales.

The Company in 1991 reduced its ownership in Treadco, through an initial public offering of Treadco common stock, to approximately 46%, while retaining control of Treadco by reason of its stock ownership, board representation and provision of management services. As a result, Treadco is consolidated with the Company for financial reporting purposes, with the ownership interests of the other stockholders reflected as minority interest.

Segment Data

The following tables reflect information prepared on a business segment basis, which includes reclassification of certain expenses and costs between the Company and its subsidiaries and elimination of the effects of intercompany transactions.  Operating profit on a business segment basis differs from operating income as reported in the Company's Consolidated
Financial Statements.  Other income and other expenses (which include amortization expense), except for interest expense, minority interest, and gain on sale of subsidiary stock, which appear below the operating income line in the Company's Statement of Operations, have been allocated to individual segments for the purpose of calculating operating profit on a segment basis.
                                               Year Ended December 31
                                             1993       1992      1991
                                                   ($ thousands)
OPERATING REVENUES
  Carrier operations                      $  893,504  $858,755  $797,405
  Tire operations                            111,585    96,254    83,193
  Other                                        4,829     4,940     3,900
                                          ----------  --------  --------
                                          $1,009,918  $959,949  $884,498
                                          ==========  ========  ========
OPERATING EXPENSES AND COSTS

CARRIER OPERATIONS
  Salaries and wages                      $  594,213  $560,460  $517,597
  Supplies and expenses                       99,146    99,613    95,220
  Operating taxes and licenses                35,152    32,697    31,863
  Insurance                                   16,835    17,567    16,263
  Communications and utilities                23,680    23,782    23,573
  Depreciation and amortization               25,714    32,370    37,667
  Rents                                       53,192    39,561    35,752
  Other                                        3,779     4,324     4,481
  Other non-operating (net)                      148     1,656     5,044
                                          ----------  --------  --------
                                             851,859   812,030   767,460
TIRE OPERATIONS
  Cost of sales                               79,718    69,070    59,367
  Selling, administrative and general         21,522    18,412    15,687
  Other non-operating (net)                      159         5       965
                                          ----------  --------  --------
                                             101,399    87,487    76,019
SERVICE AND OTHER                              6,022     4,673     4,534
                                          ----------  --------  --------
                                          $  959,280  $904,190  $848,013
                                          ==========  ========  ========

OPERATING PROFIT (LOSS)
  Carrier operations                      $   41,645  $ 46,725  $ 29,945
  Tire operations                             10,186     8,767     7,174
  Other                                      (1,193)       267     (634)
                                          ----------  --------  --------
TOTAL OPERATING PROFIT                        50,638    55,759    36,485
GAIN ON SALE OF SUBSIDIARY STOCK                   -         -    14,141
INTEREST EXPENSE                               7,248    17,285    34,421
MINORITY INTEREST                              3,140     2,825       690
                                          ----------  --------  --------
INCOME BEFORE INCOME TAXES,
EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE               $   40,250  $ 35,649  $ 15,515
                                          ==========  ========  ========

The following table sets forth for the periods indicated a summary of the
Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page.  The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the ICC.
                                              Year Ended December 31
                                              1993    1992      1991
CARRIER OPERATIONS
  Salaries and wages                          66.5%   65.3%     64.9%
  Supplies and expenses                       11.1    11.6      11.9
  Operating taxes and licenses                 3.9     3.8       4.0
  Insurance                                    1.9     2.0       2.0
  Communications and utilities                 2.7     2.8       3.0
  Depreciation and amortization                2.9     3.8       4.7
  Rents                                        5.9     4.6       4.5
  Other                                        0.4     0.5       0.6
  Other non-operating (net)                      -     0.2       0.6
                                              ----    ----      ----
    Total Carrier Operations                  95.3%   94.6%     96.2%
                                              ====    ====      ====

TIRE OPERATIONS
  Cost of sales                               71.5%   71.8%     71.4%
  Selling, administrative and general         19.3    19.1      18.9
  Other non-operating (net)                    0.1       -       1.1
                                              ----    ----      ----
    Total Tire Operations                     90.9%   90.9%     91.4%
                                              ====    ====      ====

OPERATING PROFIT
  Carrier operations                           4.7%    5.4%      3.8%
  Tire operations                              9.l     9.1       8.6

Results of Operations

1993 as Compared to 1992

Consolidated revenues of the Company for 1993 were $1.0 billion compared to $959.9 million for 1992. Operating profit for the Company was $50.6 million in 1993 compared to $55.8 million during 1992. Net income for 1993 was $20.3 million, or $.85 per common share, compared to a net loss of $(583,000), or $(.03) per common share in 1992. Income before extraordinary item was $21.0 million, or $.89 per common share for 1993, compared to income before extraordinary item and cumulative effect of accounting change of $18.8 million, or $.99 per common share for 1992. During 1993, the Company recorded an extraordinary loss of $(661,000) (net of income tax benefit of $413,000), or $(.04) per common share, for the net loss on extinguishments of debt. During 1992, the Company recorded an extraordinary loss of $(16.0) million (net of income tax benefit of $9.8 million), or $(.84) per common share, for the net loss on extinguishments of debt. Also, during 1992, the Company recorded a charge for the cumulative effect on prior years of an accounting change in the recognition of revenue of $(3.4) million (net of income tax benefit of $2.1 million), or $(.18) per common share. Earnings per common share for 1993 give consideration to preferred stock dividends of $3.9 million. Average common shares outstanding for 1993 were 19.2 million shares compared to 19.0 million shares for 1992.

As reported in the third quarter, net income for 1993 was reduced by $828,000, or $.04 per common share, to reflect the effect on current and deferred taxes of the retroactive corporate tax rate increase which became law in the third quarter of 1993.

Motor Carrier Operations Segment. Revenues for the motor carrier operations segment increased 4.0% to $893.5 million in 1993 from $858.8 million in 1992, reflecting primarily 4.0% increase in total tonnage. The increase in total tonnage consisted of a 3.1% increase LTL tonnage and a 7.3% increase in truckload tonnage. The 4.6% rate increase effective January 1, 1993 was aggressively discounted by rate competition during the first six months of 1993. The discounting stabilized in the last half of the year and for the fourth quarter of 1993, ABF's LTL revenue per hundredweight reflected a 1.0% increase over the fourth quarter of 1992. For 1993, ABF's LTL revenue per hundredweight was up .2% compared to the average for 1992. Discounting and a relatively slow economy during the first half of the year also affected tonnage growth for 1993. Effective January 1, 1994, ABF implemented a general freight rate increase of 4.5% which is expected to result in a 3 to 3.25% initial impact on revenues. The diminished effect is the result of pricing that is on a contract basis which can only be increased when the contract is renewed.

Motor carrier segment operating expenses as a percent of revenues was 95.3% for 1993 compared to 94.6% for 1992. Salaries and wages for motor carrier operations as a percent of revenues increased to 66.5% in 1993 from 65.3% in 1992, resulting primarily from contractual wage increases (averaging 2.7% annually for 1993) which went into effect in April 1993 under the current collective bargaining agreement. The current agreement expires March 31, 1994. The new agreement is currently under negotiation and terms are unknown at this time. Supplies and expenses for motor carrier operations as a percent of revenues decreased to 11.1% in 1993 from 11.6% in 1992 resulting primarily from the covering of the fixed portion of supplies and expenses by increased revenues.

Depreciation and amortization expense for motor carrier operations as a percent of revenues decreased to 2.9% in 1993 from 3.8% in 1992. During the last three years, ABF financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. Rent expense for motor carrier operations as a percent of revenues increased to 5.9% in 1993 from 4.6% in 1992. The additional rent expense was incurred primarily as a result of the operating leases discussed above and the utilization of alternate modes of outside transportation.

Tire Operations Segment. Treadco's revenues for 1993 increased 15.9% to $111.6 million from $96.3 million in 1992. The increase resulted primarily from internal growth and the addition of four production facilities and one sales facility through the August 30, 1993 acquisition of Trans-World Tire Corporation in Florida. Revenues from retreading in 1993 increased 17.6% to $61.9 million from $52.6 million in 1992. Revenues from new tire sales increased 13.9% to $49.7 million in 1993 from $43.7 million in 1992.

Tire operations segment operating expenses as a percent of revenues were 90.9% for each of 1993 and 1992. Cost of sales for the tire operations segment as a percent of revenues decreased to 71.5% in 1993 from 71.8% in 1992. Selling, administrative and general expenses for the tire operations segment increased to 19.3% in 1993 from 19.1% in 1992.

Interest. Interest expense decreased 58.1% to $7.2 million in 1993 from $17.3 million during 1992. A reduction in long-term debt outstanding using proceeds from the Company's stock offerings, lower interest rates and utilization of operating leases resulted in the decrease in interest expense. The reduction in long-term debt consisted primarily of retiring its 14% Senior Subordinated Notes due 1998, maintaining a lesser average balance outstanding under the revolving credit facilities, and financing a portion of its revenue equipment with operating leases.

Income Taxes. The difference between the effective tax rate in 1993 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, undistributed earnings of Treadco and other nondeductible expenses (see Note G to the consolidated financial statements).

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which required a retroactive increase in the corporate federal tax rate. This resulted in an increase in the tax expense and a corresponding decrease in net income of $828,000. The increase in the corporate federal tax rate was accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109").

1992 As Compared With 1991

Consolidated revenues of the Company for 1992 increased 8.5% to $959.9 million from $884.5 million in 1991. Operating profit of the Company increased 52.8% to $55.8 million from $36.5 million in 1991. For 1992, the Company had income before an extraordinary item and the cumulative effect of an accounting change of $18.8 million, or $.99 per share, compared to $7.8 million, or $.61 per share, for 1991. In 1992, the Company recorded an extraordinary loss of $(16.0) million (net of income taxes of $9.8 million), or $(.84) per share, for the net loss on extinguishments of debt, following its public offering in May 1992. Pursuant to a pronouncement by the Emerging Issues Task Force of the Financial Accounting Standards Board, effective January 1, 1992, the Company changed its accounting method whereby revenue is recognized based on relative transit time in each reporting period with expenses continuing to be recognized as incurred. This change in accounting method resulted in a charge to earnings for 1992 having a cumulative effect of $(3.4) million (net of income taxes of $2.1 million), or $(.18) per share. After giving effect to the extraordinary item and the cumulative effect of the accounting change, the Company had a net loss for 1992 of $(583,000), or $(.03) per share, compared to net income of $7.2 million, or $.57 per share, for 1991. Net income for 1991 included a gain on the sale of subsidiary stock of $8.8 million (net of income taxes of $5.3 million), or $.69 per share. Average shares outstanding for 1992 increased to 19.0 million shares from 12.7 million shares in 1991.

Motor Carrier Operations Segment. Revenues for the motor carrier operations segment increased 7.7% to $858.8 million in 1992 from $797.4 million in 1991, reflecting primarily an 8.4% increase in total tonnage offset in part by a 0.7% decrease in revenue per hundredweight. The decrease in revenue per hundredweight is due to some shift in the mix of shipment sizes, continued price competition and competitive pressure from truckload carriers on the larger shipments. The increase in total tonnage consisted of a 6.6% increase in LTL tonnage and a 15.0% increase in truckload tonnage.
Effective January 1, 1993, ABF implemented a general freight rate increase of 4.6% which is expected to result in a 2.5 - 3% initial impact on revenues. The diminished effect is the result of pricing that is on a contract basis which can only be increased when the contract is renewed.

Motor carrier segment operating expenses as a percent of revenues improved to 94.6% in 1992 from 96.2% in 1991. Salaries and wages for motor carrier operations as a percent of revenues increased to 65.3% in 1992 from 64.9% in 1991, resulting primarily from contractual wage increases (averaging 2.8% annually for 1992) which went into effect in April 1992 under the current collective bargaining agreement. Under the agreement, contractual wage increases are expected to increase approximately 2.7%, for 1993. Supplies and expenses for motor carrier operations as a percent of revenues decreased to 11.6% in 1992 from 11.9% in 1991. The decrease resulted primarily from the covering of the fixed portion of supplies and expenses by increased revenues. Operating taxes and licenses for motor carrier operations as a percent of revenues decreased to 3.8% during 1992 from 4.0% in 1991. The decrease resulted primarily from the higher level of revenues.

Depreciation and amortization expense for motor carrier operations as a percent of revenues decreased to 3.8% in 1992 from 4.7% in 1991. In 1992 and 1991, ABF financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rents. Rent expense for motor carrier operations as a percent of revenues increased to 4.6% in 1992 from 4.5% in 1991. The additional rent expense incurred as a result of the operating leases discussed above was partially offset by the covering of other rents by increased revenues. Other motor carrier operating expense decreased to 0.5% during 1992 from 0.6% in 1991. Other non-operating expenses decreased to 0.2% in 1992 from 0.6% in 1991. The decrease resulted primarily from gains on asset sales of $1.4 million for 1992 compared to a $1.2 million loss during 1991. Also, amortization of deferred financing costs decreased to $60,000 in 1992 from $1.4 million in 1991. Deferred financing costs associated with the Notes retired were written off and therefore reduced amortization expense.

Tire Operations Segment. Treadco's revenues for 1992 increased 15.7% to $96.3 million from $83.2 million during 1991, reflecting primarily the addition of two production facilities in August 1991 and April 1992, three sales locations in 1991 and two sales locations in 1992. Revenues from retreading for 1992 increased 18.0% to $52.6 million from $44.6 million in 1991. Revenues from new tire sales for 1992 increased 13.0% to $43.7 million from $38.6 million in 1991.

Tire operations segment operating expenses as a percent of revenues improved to 90.9% in 1992 from 91.4% in 1991, reflecting primarily a decrease in other non-operating expenses. Other non-operating expenses as a percent of revenues were negligible for 1992 compared to 1.1% for 1991. Included in other non-operating expenses is the amortization of deferred financing costs which was $18,500 for 1992 compared to $881,000 in 1991. Deferred financing costs associated with the debt retired as a result of the Treadco Offering were written off and therefore reduced amortization expense. Cost of sales as a percent of revenues increased to 71.8% in 1992 from 71.4% in 1991. The increase is due primarily to costs relating to a Bandag price increase for tread rubber, which were not fully passed on to customers. Management does not know to what extent future price increases can be passed on to customers. Selling, administrative and general expenses increased to 19.1% in 1992 from 18.9% for 1991, reflecting costs associated with being public and an increase in insurance reserves to cover expected losses.

Interest. Interest expense decreased 49.8% to $17.3 million during 1992 from $34.4 million in 1991. A reduction in long-term debt outstanding, lower interest rates and utilization of operating leases resulted in the decrease in interest expense. The reduction in long-term debt consisted primarily of the tender for $113.8 million of the Notes with the proceeds from the Company's Common Stock offering and the repayment of $36.6 million of outstanding bank debt in connection with the Treadco Offering.

Income Taxes. The difference between the effective tax rate for 1992 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, undistributed earnings of Treadco and other nondeductible expenses (see Note G to the consolidated financial statements).

Liquidity and Capital Resources

The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas as Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $100 million, including $40 million for letters of credit. There are no borrowings outstanding under the Revolving Credit Facility and approximately $39 million of letters of credit outstanding at December 31, 1993. The Revolving Credit Facility is payable on June 30, 1996. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and the Treadco common stock owned by the Company. At December 31, 1993, the borrowing base was $93.9 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either:(i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 1 1/2%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of December 31, 1993, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

The Credit Agreement also, at December 1992, included a $50 million Term Loan Facility. In February 1993, the Company completed its public offering of 1,495,000 shares of Preferred Stock. The Company used the net proceeds of approximately $71.9 million to repay the Term Loan and for general corporate purposes. The Preferred Stock is convertible at the option of the holder into Common Stock at the rate of 2.54 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is redeemable at the Company's option on or after February 15, 1996 at $52.01 per share plus accumulated unpaid dividends, and is exchangeable at the option of the Company for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018 at a rate of $50 principal amount of debentures for each share of Preferred Stock. The holders of the Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time the holders have the right to elect two directors of the Company until all dividends have been paid.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $12 million or the applicable borrowing base. At December 31, 1993, the borrowing base was $22.7 million. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory.

Borrowings under the agreement bear interest, at Treadco's option, at 1% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1993, the interest rate was 5%. At December 31, 1993, Treadco had $7 million outstanding under the Treadco Credit Agreement. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

The Treadco Credit Agreement contains various convenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests which have been met. Under the Treadco Credit Agreement, Treadco's assets are subject to pledge and, therefore, are available for use only by that subsidiary.

The following table sets forth the Company's historical capital expenditures
(net of equipment trade-ins) for the periods indicated below:
                                              Year Ended December 31
                                            1993      1992      1991
                                                  ($ millions)

Carrier operations                         $ 48.6   $ 47.7     $ 32.2
Tire operations                               6.1      2.2        2.1
Service and other                             3.3      2.2        0.1
                                           ------   ------     ------
                                             58.0     52.1       34.4
  Less:  Operating leases                   (24.8)   (25.5)     (15.0)
                                           ------   ------     ------
Total                                      $ 33.2   $ 26.6     $ 19.4
                                           ======   ======     ======

The amounts presented in the table under operating leases reflect the estimated purchase price of the equipment had the Company purchased the equipment versus financing through operating lease transactions.

In 1994, the Company anticipates spending approximately $70.9 million in total capital expenditures net of proceeds from equipment sales. It is expected that approximately $20 million of the expenditures for facilities will be financed through a term loan facility, $16.4 million of equipment expenditures will be financed by capital leases and the remaining $34.5 million will be financed through internally generated funds and borrowings under the Credit Agreement and Treadco Credit Agreement.

                                Capital Expenditures Program for 1994
                                      Net of Equipment Trade-Ins
                           Facilities  Equipment  Miscellaneous    Total
                                             ($ millions)

Carrier operations           $12.3        $28.4        $2.6        $43.3
Tire operations                0.8          2.2         0.3          3.3
Service and other             18.1          0.2         6.0         24.3
                             -----        -----        ----        -----
                             $31.2        $30.8        $8.9        $70.9
                             =====        =====        ====        =====

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

The Company is a signatory with the Teamsters to the National Master Freight Agreement which expires March 31, 1994. Terms of the new agreement, which is currently under negotiation, are unknown at this time. There has not been a strike under this agreement since 1979; however, in the event of a strike, the Company's liquidity could be adversely impacted.

The motor carrier segment is affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Treadco's operations are somewhat seasonal with the last six months of the calendar year generally having the highest levels of sales.

Subsequent Event

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance interests of up to $55 million in a pool of receivables. ABF does not have any receivables sold at this time, but expects to use this facility from time to time throughout the year for various corporate needs, including working capital.

New Accounting Standards
In November 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), requiring accrual accounting for non-accumulating postemployment benefits, such as disability and death benefits instead of recognizing an expense for those benefits when paid. The Company will comply with the new rules beginning January 1, 1994, using the cumulative effect method. The Company is accumulating the necessary data to adopt the standard and does not anticipate that adoption of this statement will materially impact net income in 1994.

Environmental Matters

ABF stores some fuel for its tractors and trucks in approximately 103 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $210,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

The Company remains responsible for certain environmental claims that arose with respect to its ownership of Riverside prior to its sale in 1989. Riverside was notified in 1988 that it had been identified as a PRP for hazardous wastes shipped to two separate sites in Arkansas. To date, the Company, as a part of a PRP group, has paid approximately $50,000 on Riverside's behalf related to one site, with additional assessments expected related to that site. Riverside was dismissed as a PRP from the second site in March 1993. Management currently believes that resolution of its remaining site is unlikely to have a material adverse effect on the Company, although there can be no assurance in this regard.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response of this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 1994, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Option/SAR Exercises and Holdings," "Executive Compensation and Development and Stock Option Committees Interlocks and Insider Participation," "Retirement and Savings Plan," "Termination of Employment Agreements" and the paragraph concerning directors compensation in the section entitled "Board of Directors and Committees" in the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 1994, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided however, the information contained in the sections entitled "Report on Executive Compensation by Committees" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 1994, set forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's proxy statement for the annual meeting of stockholders to be held on May 10, 1994, set forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)    Financial Statements
               The response to this portion of Item 14 is submitted as a separate section of this report.

     (a)(2)    Financial Statement Schedules
               The response to this portion of Item 14 is submitted as a separate section of this report.

     (a)(3)    Exhibits
               Exhibit 10 - Receivables Purchase Agreement dated as of
                 March 2, 1994, by and between ABF Freight System, Inc., Renaissance Asset Funding Corp. and Societe Generale.
               Exhibit 11 - Statement Re: Computation of Per Share
                 Earnings (Loss)
               Exhibit 22 - List of Subsidiary Corporations
               Exhibit 23 - Consent of Independent Auditors

     (b)       Reports of Form 8-K
               There were no reports filed on Form 8-K during the last
                 quarter of 1993.

     (c)       Exhibits
               See Item 14(a)(3) above.

     (d)       Financial Statements Schedules
               The response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the underesigned, thereunto duly authorized.

                                        ARKANSAS BEST CORPORATION

                                        By: s/Donald L. Neal
                                             --------------------------------
                                             Donald L. Neal
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                      Date
      ---------                        -----                      ----

s/William A. Marquard         Chairman of the Board, Director    3/7/94
- ----------------------------                                     -------
William A. Marquard


s/Robert A. Young, III        Director, Chief Executive Officer  3/9/94
- ----------------------------  and President (Principal           --------
Robert A. Young, III          Executive Officer)


s/Donald L. Neal              Senior Vice President - Chief      3/9/94
- ----------------------------  Financial Officer (Principal       --------
Donald L. Neal                Financial and Accounting Officer)

s/Frank Edelstein             Director                           3/7/94
- ----------------------------                                     --------
Frank Edelstein

s/Arthur J. Fritz             Director                           3/4/94
- ----------------------------                                     --------
Arthur J. Fritz

s/John H. Morris              Director                           3/7/94
- ----------------------------                                     --------
John H. Morris

s/Alan J. Zakon               Director                           3/3/94
- ----------------------------                                     --------
Alan J. Zakon

                         ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                              CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1993

                          ARKANSAS BEST CORPORATION

                            FORT SMITH, ARKANSAS

                     FORM 10-K -- ITEM 14(a)(1) and (2)
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          ARKANSAS BEST CORPORATION


The following consolidated financial statements of Arkansas Best Corporation are included in Item 8:

     Consolidated Balance Sheets -- December 31, 1993 and 1992

     Consolidated Statements of Operations -- Years ended December 31, 1993, 1992 and 1991

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1993, 1992 and 1991

     Consolidated Statements of Cash Flows -- Years ended December 31, 1993, 1992 and 1991

The following consolidated financial statement schedules of Arkansas Best Corporation are included in Item 14(d):

     Schedule V     --   Property, Plant and Equipment

     Schedule VI    --   Accumulated Depreciation, Depletion and Amortization
                         of Property, Plant and Equipment

     Schedule VIII  --   Valuation and Qualifying Accounts

     Schedule X     --   Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       REPORT OF INDEPENDENT AUDITORS






Shareholders and Board of Directors
Arkansas Best Corporation



We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, in 1992 the Company changed its revenue recognition method.

                                        ERNST & YOUNG


Little Rock, Arkansas
January 28, 1994

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                                       1993          1992
                                                        ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   6,962    $   5,644
  Trade receivables, less allowances for
     doubtful accounts (1993 -- $2,200,000;
     1992 -- $1,850,000)                               104,598       89,057
  Inventories -- Notes D and E                          29,086       21,383
  Prepaid expenses                                       9,916        8,367
                                                     ---------    ---------
     TOTAL CURRENT ASSETS                              150,562      124,451




PROPERTY, PLANT AND EQUIPMENT --
 (Notes C, E and I)
  Land and structures                                  108,422      104,080
  Revenue equipment                                    169,573      177,689
  Manufacturing equipment                                5,997        4,349
  Service, office and other equipment                   33,913       28,486
  Leasehold improvements                                 8,096        6,648
                                                     ---------    ---------
                                                       326,001      321,252
  Less allowances for depreciation
     and amortization                                 (147,799)    (139,559)
                                                     ---------    ---------
                                                       178,202      181,693



OTHER ASSETS                                            12,839       14,111



GOODWILL, less amortization (1993 --
  $16,267,000; 1992 -- $13,203,000) --
  Note C                                               106,130      108,090
                                                     ---------    ---------

                                                     $ 447,733    $ 428,345
                                                     =========    =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                                       1993          1992
                                                        ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank drafts payable                                $   7,661    $   6,729
  Trade accounts payable                                36,143       32,672
  Accrued expenses -- Note F                            71,278       69,693
  Federal and state income taxes -- Note G               6,398        8,095
  Deferred income taxes - Note G                         3,503        5,503
  Current portion of long-term debt -- Note E           15,239       28,348
                                                     ---------    ---------
     TOTAL CURRENT LIABILITIES                         140,222      151,040


LONG-TERM DEBT, less current portion -- Note E          43,731      107,075
OTHER LIABILITIES                                        3,933        1,842
DEFERRED INCOME TAXES -- Note G                         26,158       26,266
MINORITY INTEREST -- Note B                             31,699       28,471


SHAREHOLDERS' EQUITY -- Notes A, H and P
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     and outstanding 1993:  1,495,000 shares                15            -
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1993: 19,185,325 shares; 1992:
     19,058,472 shares                                     192          191
  Additional paid-in capital                           206,457      133,279
  Stock payable to employee benefit plans --
    Note K                                                 205          701
  Predecessor basis adjustment -- Note A              (15,371)     (15,371)
  Retained earnings (deficit)                           10,492      (5,149)
                                                     ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                        201,990      113,651

COMMITMENTS AND CONTINGENCIES
  (Notes I, J, K and P)
                                                     ---------    ---------



                                                     $ 447,733    $ 428,345
                                                     =========    =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Year Ended December 31
                                      1993           1992           1991
                                     ($ thousands, except per share data)
OPERATING REVENUES
  Carrier operations              $   893,504    $   858,755    $   797,405
  Tire operations                     111,585         96,254         83,193
  Service and other                     4,829          4,940          3,900
                                  -----------    -----------    -----------
                                    1,009,918        959,949        884,498

OPERATING EXPENSES AND
 COSTS -- Note L
  Carrier operations                  851,711        810,374        762,416
  Tire operations                     101,240         87,482         75,054
  Service and other                     5,598          4,838          3,905
                                  -----------    -----------    -----------
                                      958,549        902,694        841,375
                                  -----------    -----------    -----------

OPERATING INCOME                       51,369         57,255         43,123

OTHER INCOME
  Gains (loss) on asset sales           2,509          2,127         (1,028)
  Gain on sale of subsidiary
     stock -- Note B                        -              -         14,141
  Other                                   465            533            626
                                  -----------    -----------    -----------
                                        2,974          2,660         13,739

OTHER EXPENSES
  Interest                              7,248         17,285         34,421
  Other                                 3,705          4,156          6,236
  Minority interest in
     subsidiary -- Note B               3,140          2,825            690
                                  -----------    -----------    -----------
                                       14,093         24,266         41,347
                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                    40,250         35,649         15,515

FEDERAL AND STATE INCOME
  TAXES (CREDIT) --
  Note G
     Current                           21,386         15,682          7,651
     Deferred                          (2,108)         1,212            112
                                  -----------    -----------    -----------
                                       19,278         16,894          7,763

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                             Year Ended December
                                      1993           1992           1991
                                     ($ thousands, except per share data)

INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE            $    20,972    $    18,755    $     7,752

EXTRAORDINARY ITEM
  Loss on extinguishments
     of debt -- Notes A
     and B                               (661)       (15,975)          (515)

CUMULATIVE EFFECT ON PRIOR
  YEARS OF ACCOUNTING
  CHANGE IN RECOGNITION OF
  REVENUE (Note C)                          -         (3,363)             -
                                  -----------    -----------    -----------

NET INCOME (LOSS)                 $    20,311    $      (583)   $     7,237
                                  ===========    ===========    ===========

PER COMMON SHARE -- Notes C and H
  Income before extraordinary
     item and cumulative
     effect of accounting
     change                       $       .89    $       .99    $       .61
  Extraordinary item:
     Loss on extinguishments
       of debt                           (.04)          (.84)          (.04)

  Cumulative effect on prior
     years of accounting
     change in recognition of
     revenue                                -           (.18)             -
                                  -----------    -----------    -----------
  Net income (loss)               $       .85    $      (.03)   $       .57
                                  ===========    ===========    ===========
CASH DIVIDENDS PAID PER
  COMMON SHARE                    $       .04    $       .02    $         -
                                  ===========    ===========    ===========
AVERAGE COMMON SHARES
  OUTSTANDING --Note C             19,193,582     19,040,103     12,731,141
                                  ===========    ===========    ===========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
($ thousands)
                                                        Additional    Stock Payable  Predecessor   Retained
                                  Common   Preferred     Paid-In       to Employee      Basis      Earnings     Treasury
                                  Stock      Stock       Capital      Benefit Plans   Adjustment   (Deficit)     Stock

Balances at January 1, 1991        $ 126      $  -       $ 45,651        $ 2,636       $(15,371)   $(11,333)     $  -
  Net income                           -         -              -              -              -       7,237         -
  Issuance of common stock
     to employee benefit
     plans -- Note K                   2         -          2,634         (2,636)             -           -         -
  Purchase of treasury
     stock                             -         -              -              -              -           -       (43)
  Stock payable to employee
     benefit plans - Note K            -         -              -            744              -           -         -
                                   -----      ----       --------        -------       --------    --------      ----
Balances at December 31, 1991        128         -         48,285            744        (15,371)     (4,096)      (43)
  Net loss                             -         -              -              -              -        (583)        -
  Issuance of common stock -
     Note A                          106         -        140,760              -              -           -         -
  Purchase of common stock
     for employee benefit
     plan - Note K                     -         -              -           (744)             -           -         -
  Retirement of common stock         (43)        -        (55,766)             -              -           -        43
  Stock payable to employee
     benefit plans -- Note K           -         -              -            701              -           -         -
  Dividends paid                       -         -              -              -              -        (470)        -
                                   -----      ----       --------        -------       --------    --------      ----
Balances at December 31, 1992        191         -        133,279            701        (15,371)     (5,149)        -
  Net income                           -         -              -              -              -      20,311         -
  Issuance of common stock
     to employee benefit
     plans - Note K                    1         -          1,299           (701)             -           -         -
  Stock payable to employee
     benefit plans -- Note K           -         -              -            205              -           -         -
  Issuance of preferred
     stock - Note H                    -        15         71,879              -              -           -         -
  Dividends paid                       -         -              -              -              -      (4,670)        -
                                   -----      ----       --------        -------       --------    --------      ----
Balances at December 31, 1993      $ 192      $ 15       $206,457        $   205       $(15,371)   $ 10,492      $  -
                                   =====      ====       ========        =======       ========    ========      ====

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Year Ended December 31
                                      1993           1992           1991
                                                ($ thousands)
OPERATING ACTIVITIES
  Net income (loss)                 $  20,311      $    (583)     $   7,237
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities:
     Loss on extinguishment
      of debt                             661         15,975            515
     Cumulative effect of
      accounting change in
      method of revenue
      recognition                           -          3,363              -
     Depreciation and
      amortization                     28,266         34,473         39,755
     Amortization of intangibles        3,064          3,034          3,024
     Other amortization                   319            755          2,290
     Contribution of stock to
      employee benefit plans              804            (43)           744
     Provision for losses on
      accounts receivable               1,902          2,343          2,945
     Provision for deferred
      income taxes                     (2,108)         1,212            112
     (Gain) loss on asset sales        (2,509)        (2,127)         1,028
     Gain on sale or issuance
      of subsidiary stock                 (37)             -        (14,141)
     Minority interest in
      subsidiary                        3,390          3,076            690
     Changes in operating
      assets and liabilities,
      net of acquisition:
       Accounts receivable            (14,152)       (12,172)        (1,387)
       Inventories and
        prepaid expenses               (5,985)        (3,377)          (797)
       Other assets                     1,859         (2,266)        (3,881)
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities            (193)        15,775          2,225
                                    ---------      ---------      ---------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                  35,592         59,438         40,359

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases            (13,692)       (21,105)        (7,528)
  Proceeds from asset sales            10,839         10,417          3,461
  Acquisition of Trans-World
   Tire Corp.                          (2,500)             -              -
                                    ---------      ---------      ---------
NET CASH USED BY
 INVESTING ACTIVITIES                  (5,353)       (10,688)        (4,067)


ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                            Year Ended December 31
                                      1993           1992           1991
                                                ($ thousands)
FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities             $     (47)     $    (721)     $    (421)
  Borrowings under revolving
   credit facilities                   35,000         40,000         40,000
  Borrowings under term loan
   facilities                               -         50,000              -
  Principal payments under
   term loan facility                 (50,000)             -        (37,158)
  Payments under revolving
   credit facilities                  (48,000)       (53,000)       (51,000)
  Payments to retire 14%
   senior subordinated notes           (8,437)      (135,507)             -
  Net proceeds from the
   issuance of common stock                 -        140,868              -
  Net proceeds from the
   issuance of preferred stock         71,894              -              -
  Net proceeds from sale of
   subsidiary stock                         -              -         39,275
  Principal payments on
   other long-term debt               (24,766)       (35,613)       (27,851)
  Dividends paid to minority
   shareholders of subsidiary            (432)          (429)             -
  Dividends paid                       (4,133)          (470)             -
  Purchase of treasury stock                -              -            (43)
  Repurchase of common
   stock -- Note H                          -        (55,768)             -
                                    ---------      ---------      ---------
NET CASH USED BY
 FINANCING ACTIVITIES                 (28,921)       (50,640)       (37,198)
                                    ---------      ---------      ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       1,318         (1,890)          (906)
  Cash and cash equivalents
   at beginning of year                 5,644          7,534          8,440
                                    ---------      ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                     $   6,962      $   5,644      $   7,534
                                    =========      =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1993


NOTE A - ORGANIZATION, PUBLIC OFFERINGS AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations and truck tire retreading and sales. The Company acquired its subsidiaries pursuant to a cash tender offer on July 26, 1988. For financial statement purposes, the acquisition was accounted for under the purchase method effective July 26, 1988. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), and ABC Treadco, Inc. ("ABC Treadco").

Due to the extent of management shareholders of the predecessor company continuing their ownership interest in the Company subsequent to the 1988 acquisition, the equity interest of these management shareholders was valued at the predecessor basis rather than at fair market value. Accordingly, the new basis of reporting for the Company's net assets using fair market values at the date of the acquisition was reduced by $15,371,000 to reflect the carryover basis of the management shareholders.

In February 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock at $50 per share. The total net proceeds to the Company were approximately $71.9 million and were used to repay the $50 million term loan with Societe Generale. This transaction resulted in a loss on extinguishment of debt of $167,000 (net of income tax benefit of $103,000), which is reported as an extraordinary item in the accompanying consolidated financial statements.

The Company completed an initial public offering of 15.7 million shares of common stock at $14 per share (the "Offering") on May 13, 1992. The Company sold 10.7 million shares with the remaining shares being sold by a shareholder. The total net proceeds to the Company as a result of the Offering were approximately $140.9 million and were used to repurchase $113.9 million of the Company's outstanding 14% Senior Subordinated Notes due 1998 (the "Notes") and to make premium and consent payments and pay certain other related expenses. This transaction resulted in a loss on extinguishment of debt of $15.9 million (net of income tax benefit of $9.7 million) which is reported as an extraordinary item in the accompanying consolidated financial statements.

Assuming the public offering had occurred on January 1, 1992, with the Notes repurchased at that time, pro forma income before extraordinary items and cumulative effect of accounting change would have been approximately $22,902,000, or $.97 per share, for the year ended December 31, 1992. The average shares outstanding used in this computation was 23,531,434, which does not give consideration to the repurchase of 4,439,000 shares of Common Stock in November 1992 (see Note H).

NOTE B - SALE OF SUBSIDIARY STOCK

In June 1991, TREADCO was organized as the successor to the tire business previously conducted by ABC Treadco, a wholly owned subsidiary of the Company. In 1991, TREADCO completed an initial public offering of 2,679,300 of its common shares for $16 per share. The Company recognized an $8.8 million gain (net of tax of $5.3 million) on the transaction. The net proceeds of the offering were $39.3 million and were used to prepay outstanding bank and intercompany debt. TREADCO incurred a loss on extinguishment of debt of $.5 million (net of tax benefit of $.3 million) due to the write-off of deferred financing costs, which is reported as an extraordinary item in the accompanying consolidated financial statements. In December 1993, ABC Treadco's investment in TREADCO was transferred to the Company. As of December 31, 1993, the Company's percentage ownership of TREADCO is 46%. The Company's consolidated financial statements continue to consolidate the accounts of TREADCO, with the ownership interests of the other stockholders reflected as minority interest, because the Company continues to control TREADCO through stock ownership, board representation and agreement to provide management services under a transition services agreement.

Summarized condensed financial information for TREADCO is as follows:
                                                         December 31
                                                      1993           1992
                                                        ($ thousands)

Current assets                                       $50,950        $41,959
Property, plant and equipment, net                    14,320         10,387
Other assets                                          16,162         14,175
                                                     -------        -------
  Total assets                                       $81,432        $66,521
                                                     =======        =======

Current liabilities                                  $15,338        $12,463
Long-term debt and other                               7,606          1,154
Stockholders' equity                                  58,488         52,904
                                                     -------        -------
  Total liabilities and stockholders' equity         $81,432        $66,521
                                                     =======        =======

                                       1993           1992           1991
                                                ($ thousands)

Sales                                $113,277        $98,833        $84,740
Operating expenses and costs          103,671         90,417         77,044
Interest expense                          195             51          2,810
Other (income) expense                   (252)          (377)           594
Income taxes                            3,832          3,471          1,780
Extraordinary loss                          -              -            515
                                     --------        -------        -------
Net income                           $  5,831        $ 5,271        $ 1,997
                                     ========        =======        =======

On August 29, 1993, TREADCO purchased substantially all of the assets and liabilities of Trans-World Tire Corporation Inc., a new and retread truck tire operation. Assets of approximately $8.2 million and liabilities of approximately $6.4 million were acquired for a purchase price of $2.9 million. A total of $1.1 million of goodwill was recognized in connection with the purchase.

NOTE C - ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: Short term investments which have a maturity of ninety days or less when purchased are considered cash equivalents.

Concentration of Credit Risk: The Company's services are provided primarily to customers throughout the United States and Canada. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have not been significant.

Inventories: Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment: As of July 26, 1988, property, plant and equipment was recorded at its estimated fair market value in connection with the purchase described in Note A. Purchases of property, plant and equipment subsequent to July 26, 1988 are recorded at cost. For financial reporting purposes, such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or cost recovery methods are used, with the assets' predecessor tax basis being used. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of the book value of revenue equipment traded are accounted for by adjusting the cost of assets acquired. Tires and tubes purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires and tubes being expensed when placed in service.

Goodwill: Excess cost over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 15 to 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows. No reduction was required for 1991 through 1993.

Income Taxes: Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). As permitted under the new rules, prior years' financial statements have not been restated. The Company previously used the liability method required by FAS 96. The adoption of FAS 109 as of January 1, 1993, had no impact on income.

Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred income taxes relate principally to asset and liability basis differences arising from the 1988 purchase transaction, to the timing of the depreciation and cost recovery deductions previously described and to temporary differences in the recognition of certain revenues and expenses of carrier operations.

Revenue Recognition: Prior to 1992, carrier operating revenues were recognized on the date the shipments were picked up from the customer, with expenses recognized as incurred. In January 1992, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that recognition of revenue for freight when picked up from the customer is no longer an acceptable accounting method. As a result, the Company adopted a new revenue recognition method effective January 1, 1992 whereby revenue is recognized based on relative transit time in each reporting period with expenses continuing to be recognized as incurred. This change in accounting method resulted in a charge to earnings in the first quarter of 1992 having a cumulative effect of approximately $3,400,000 (net of income taxes of $2,000,000). Unaudited pro forma results of operations as though the Company had adopted the change in accounting method as of January 1, 1991 and actual information for comparison purposes are as follows:

                                                      1992           1991
                                                        ($ thousands,
                                                   except per share amounts)

As reported in the
 consolidated statements
 of operations:

  Income before
   extraordinary item                                $18,755         $7,752

     Earnings per common
      share                                          $   .99         $  .61

  Net income (loss)                                  $  (583)        $7,237

     Earnings (loss) per
      common share                                   $  (.03)        $  .57


Pro forma amounts as though
 the new revenue recognition
 policy had been applied
 retroactively:

  Income (loss) before
   extraordinary item                                $18,755         $8,253

     Earnings (loss) per
      common share                                   $   .99         $  .65

  Net income (loss)                                  $ 2,780         $7,738

     Earnings (loss) per
      common share                                   $   .15         $  .61

Earnings (Loss) Per Share: The calculation of earnings (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the applicable period and retroactively adjusted for the effect of a March 1992 2.797 for 1 stock split in the form of a stock dividend. (See Note H.) The calculation reduces income available to common shareholders by preferred stock dividends paid or accrued during the period.

Accounting for Sales of Stock by Subsidiaries: It is the Company's policy to recognize gains and losses on sales of subsidiary stock when incurred.

Claims Liabilities: The Company is self-insured up to certain limits for workers' compensation, cargo loss and damage and certain property damage and liability claims. Provision has been made for the estimated liabilities for such claims as incurred.

Recently Issued Financial Accounting Standards: In November 1993, the Financial Accounting Standards Board issued FAS 112, requiring accrual accounting for non-accumulating postemployment benefits, such as disability and death benefits instead of recognizing an expense for those benefits when paid. The Company will be required to comply with the new rules beginning January 1, 1994, using the cumulative effect method. The Company is accumulating the necessary data to adopt the standard and does not anticipate that adoption of this standard will materially impact net income in 1994.

NOTE D - INVENTORIES

                                                         December 31
                                                      1993           1992
                                                        ($ thousands)

Finished goods                                      $ 20,240       $ 14,626
Materials                                              6,784          4,528
Repair parts, supplies and other                       2,062          2,229
                                                    --------       --------
                                                    $ 29,086       $ 21,383
                                                    ========       ========

NOTE E - LONG-TERM DEBT AND CREDIT AGREEMENTS

                                                         December 31
                                                      1993           1992
                                                        ($ thousands)
Term Loan Facility (1)                              $      -       $ 50,000
Revolving Credit Facility (1)                              -         20,000
Treadco Credit Agreement (2)                           7,000              -
Senior subordinated notes (3)                              -          7,950
Capitalized lease obligations (4)                     49,419         55,894
Other                                                  2,551          1,579
                                                    --------       --------
                                                      58,970        135,423
Less current portion                                  15,239         28,348
                                                    --------       --------
                                                    $ 43,731       $107,075
                                                    ========       ========

(1) Term Loan and Revolving Credit Facilities: The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas as Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $100 million, including $40 million for letters of credit. There are no borrowings outstanding under the Revolving Credit Facility and approximately $39 million of letters of credit outstanding at December 31, 1993. The Revolving Credit Facility is payable on June 30, 1996. The Credit Agreement also requires mandatory prepayments to be made under certain circumstances, including the sales of certain assets and net cash proceeds from the issuance of certain equity or debt securities.

The Credit Agreement also, at December 1992, included a $50 million Term Loan Facility. This facility was repaid with proceeds from the issuance of preferred stock in February 1993 (see Note A).

The Company pays a commitment fee of 3/8% on the unused amount under the Revolving Credit Facility.

Loans under the Credit Agreement bear interest at the Company's option, at a rate per annum of either: (i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 1 1/2%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of December 31, 1993, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's receivables, revenue equipment, real property and TREADCO common stock included in the borrowing base (subject to certain exceptions).

(2) TREADCO is a party to a revolving credit facility with Societe Generale (the "TREADCO Credit Agreement") providing for borrowings of up to the lesser of $12 million or the applicable borrowing base. Borrowings under the TREADCO Credit Agreement are collateralized by accounts receivable and inventory.

Borrowings under the agreement bear interest, at TREADCO's option, at 1% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1993, the interest rate was 5%. At December 31, 1993, TREADCO had $7 million outstanding under the Revolving Credit Agreement. TREADCO pays a commitment fee of 3/8% on the unused amount under the TREADCO Credit Agreement.

The TREADCO Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring TREADCO to meet certain financial tests which have been met. Under the TREADCO Credit Agreement, TREADCO's assets are subject to pledge and, therefore, are available for use only by that subsidiary.

(3) The Notes were redeemed during the year at a premium of 8.75% and 5.25%. The balance of deferred financing costs were expensed. The total extraordinary loss recognized with the repurchase was $494,000 (net of income tax benefit of $310,000).

(4) Includes approximately $46,823,000 relative to leases of carrier revenue equipment with an aggregate net book value of approximately $47,388,000 at December 31, 1993. These leases have a weighted average interest rate of approximately 8.3%. Also includes approximately $2,596,000 relative to leases of various terminals and a data processing building expansion, financed by Industrial Revenue Bond Issues, with a weighted average interest rate of approximately 7.4%. The net book value of the related assets was approximately $4,857,000 at December 31, 1993.

Annual maturities on long-term debt, excluding capitalized lease obligations (see Note I), in 1994 through 1998 aggregate approximately $1,537,000; $187,000; $7,125,000; $109,000 and $120,000, respectively.

Interest paid was $7,226,000 in 1993, $22,174,000 in 1992, and $36,385,000 in
1991.

NOTE F - ACCRUED EXPENSES

                                                         December 31
                                                      1993           1992
                                                        ($ thousands)

Accrued salaries, wages and incentive plans          $11,969        $15,521
Accrued vacation pay                                  21,074         19,284
Accrued interest                                       1,053          1,030
Taxes other than income                                4,736          5,971
Loss, injury, damage and workers'
  compensation claims reserves                        29,229         25,588
Pension costs                                            989            763
Other                                                  2,228          1,536
                                                     -------        -------
                                                     $71,278        $69,693
                                                     =======        =======

NOTE G - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of
December 31, 1993, are as follows (in thousands).
Deferred tax liabilities:
  Depreciation and basis differences
   for property, plant and equipment                                $19,277
  Revenue recognition                                                 4,182
  Basis difference on asset and stock sale                            3,037
  Prepaid expenses                                                    3,818
  Equity in earnings of Treadco                                       1,064
                                                                    -------
     Total deferred tax liabilities                                  31,378

Deferred tax assets:
  Accrued expenses                                                    1,452
  Uniform capitalization of inventories                                 154
  Postretirement benefits other than pensions                           111
                                                                    -------
     Total deferred tax assets                                        1,717
                                                                    -------

Net deferred tax liabilities                                        $29,661
                                                                    =======

Significant components of the provision for income taxes are as follows:

Current:
  Federal                                                           $18,263
  State                                                               3,123
                                                                    -------
     Total current                                                   21,386

Deferred (credit):
  Federal                                                            (1,786)
  State                                                                (322)
                                                                    -------
     Total deferred (credit)                                         (2,108)
                                                                    -------

Total income tax expense                                            $19,278
                                                                    =======

Components of the provision for deferred income taxes are as follows:
                                                    Year Ended December 31
                                                      1992           1991
                                                        ($ thousands)
Depreciation, capital leases
  and gains on asset sales                          $  (603)      $(1,661)
Sale of subsidiary stock                                  -         3,791
Accrued expenses                                        762        (1,307)
Revenue recognition                                     522        (1,560)
Prepaid expenses                                         58            45
Revenue equipment tires                                 221           275
Deferred charges                                       (545)          539
Equity in earnings of TREADCO                           788             -
Other                                                     9           (10)
                                                    -------       -------
Deferred income tax expense                         $ 1,212       $   112
                                                    =======       =======

Deferred income taxes include deferred state income taxes, net of federal benefits of $126,000 for 1992 and $12,000 for 1991.

A reconciliation between the effective income tax rate, as computed on income before extraordinary items and the cumulative effect of an accounting change, and the statutory federal income tax rate is presented in the following table:
                                             Year Ended December 31
                                       1993           1992           1991
                                                 ($ thousands)

Income tax at the statutory
 federal rate of 35% for 1993
 and 34% for 1992 and 1991            $14,088        $12,121        $ 5,275
Federal income tax effects of:
  State income taxes                     (981)          (812)          (415)
  Amortization of goodwill              1,058          1,003          1,028
  Other nondeductible expenses            490            476            442
  Minority interest                     1,099            961            235
  Undistributed earnings
   of TREADCO                             189            705              -
  Rate difference for TREADCO             (98)             -              -
  Retroactive tax rate change
   effect on deferred taxes               677              -              -
  Other                                   (45)            53            (22)
                                      -------        -------        -------
Federal income taxes                   16,477         14,507          6,543
State income taxes                      2,801          2,387          1,220
                                      -------        -------        -------
                                      $19,278        $16,894        $ 7,763
                                      =======        =======        =======
Effective tax rate                      47.9%          47.4%          50.0%
                                      =======        =======        =======

Income taxes paid were $20,740,000 in 1993, $6,302,000 in 1992, and
$5,285,000 in 1991.

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which required a retroactive increase in the corporate federal tax rate. This resulted in an increase in the tax expense and a corresponding decrease in net income of $828,000. The increase in the corporate federal tax rate was accounted for in accordance with FAS 109.

The Company has a foreign tax credit carryover of approximately $100,000. If unused, the foreign tax credit carryover expires in 1998.

Tax benefits of $320,000 for the 1991 extraordinary item are not included in the amounts disclosed above.

NOTE H - SHAREHOLDERS' EQUITY

Preferred Stock. On February 19, 1993, the Company completed a public offering of 1,495,000 shares of Preferred Stock at $50 per share. The preferred stock is convertible at the option of the holder into Common Stock at the rate of 2.5397 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning February 15, 1995, for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018, at a rate of $50 principal amount of debentures for each share of Preferred Stock. The Preferred Stock is redeemable at any time on or after February 15, 1996, in whole or in part, at the Company's option, initially at a redemption price of $52.0125 per share and thereafter at redemption prices declining to $50 per share on or after February 15, 2003, plus unpaid dividends to the redemption date. Holders of Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time they have the right to elect two directors of the Company until all dividends have been paid. Total dividends paid during 1993 were $3,904,000.

Stock Split. On March 13, 1992, the Company's Board of Directors voted to amend its Certificate of Incorporation to increase the Company's authorized Common Stock, $.01 par value, from 9,000,000 to 70,000,000 shares. In addition, the Company declared a 2.797 for 1 stock split of the Common Stock, $.01 par value (effected in the form of a stock dividend of 1.797 shares on each outstanding share). All references to share and per share data in the accompanying consolidated financial statements have been retroactively restated to give effect to the stock split.

Repurchase of Common Stock. On November 13, 1992, 4,439,000 shares of Common Stock were repurchased from Kelso Best Partners, L.P. ("Kelso"), the Company's largest shareholder. These were purchased at a cost of $12.50 per share (a discount of $1.50 per share to the then quoted NASDAQ NMS sale price). These shares were subsequently retired by the Company.

Stock Options. On March 13, 1992, the Company adopted a stock option plan which provides 1,000,000 shares of Common Stock for the granting of options to directors and key employees of the Company.

On May 1993, the Company adopted a disinterested directors stockholder plan, which provides 225,000 shares of common stock for the granting of options to directors who administer the Company's stock option plan and are not permitted to receive stock option grants under such plan. These options are exercisable at the date they are granted.

Option transactions are summarized as follows:
                                                      1993           1992

Options outstanding at the beginning
 of the year                                        551,600             -
Options granted                                      37,500       551,600
Options cancelled                                         -             -
Options exercised                                         -             -
                                                    -------       -------

Options outstanding as of December 31               589,100       551,600
                                                    =======       =======

Option price range as of December 31           $9.50 to $10.87     $10.87
                                               ===============     ======

Options exercisable at December 31, 1993            132,820
                                                    =======

Shareholders' Rights Plan. Each issued and outstanding share of Common Stock has associated with it one Common Stock purchase right to purchase a share of Common Stock from the Company at a price of $60.00. Such rights are not exerciseable until certain events occur as detailed in the rights agreement.

NOTE I - LEASES AND COMMITMENTS

Rental expense amounted to approximately $58,369,000 in 1993, $45,875,000 in 1992, and $42,130,000 in 1991.

The future minimum rental commitments, net of future minimum rentals to be received under noncancelable subleases, as of December 31, 1993 for all noncancellable operating leases are as follows ($ thousands):
                                                   Terminals      Equipment
                                                   and Recap         and
Period                                Total          Plants         Other

1994                                  $27,876        $ 8,630        $19,246
1995                                   19,496          6,474         13,022
1996                                    7,721          3,905          3,816
1997                                    3,189          1,950          1,239
1998                                    1,414          1,156            258
Thereafter                              6,615          6,595             20
                                      -------        -------        -------

                                      $66,311        $28,710        $37,601
                                      =======        =======        =======

Certain of the leases are renewable for substantially the same rentals for varying periods. Future minimum rentals to be received under noncancellable subleases totaled approximately $2,870,000 at December 31, 1993.

The future minimum payments under capitalized leases at December 31, 1993, consisted of the following ($ thousands):

     1994                                                      $17,073
     1995                                                       15,403
     1996                                                        8,493
     1997                                                        4,718
     1998                                                        6,430
     Thereafter                                                  6,709
                                                               -------
     Total minimum lease payments                               58,826
     Amounts representing interest                               9,407
                                                               -------
     Present value of net minimum lease
       included in long-term debt - Note E                     $49,419
                                                              ========

Assets held under capitalized leases are included in property, plant and equipment as follows:
                                                         December 31
                                                      1993           1992
                                                        ($ thousands)

Revenue equipment                                   $ 84,882       $111,492
Land and structures                                    7,498          8,624
                                                    --------       --------
                                                      92,380        120,116
Less accumulated amortization                         40,134         58,859
                                                    --------       --------
                                                    $ 52,246       $ 61,257
                                                    ========       ========

The revenue equipment leases extend from two to seven years and contain renewal or fixed price purchase options. The lease agreements require the lessee to pay property taxes, maintenance and operating expenses. Lease amortization is included in depreciation expense.

Capital lease obligations of $17,885,000, $5,491,000 and $11,841,000 were incurred for the years ended December 31, 1993, 1992 and 1991, respectively.

Commitments for purchase of revenue equipment aggregated approximately $31,327,000 at December 31, 1993.

Commitments for capital expenditures aggregate approximately $13,685,000 at December 31, 1993, for construction of a new corporate office building.

The Company incurred annual fees of $300,000 in 1992, and $400,000 in 1991 for services rendered by Kelso. In 1992, an additional $1,000,000 was paid to Kelso as an advisory fee in connection with the repurchase of the Notes. The service agreement with Kelso was terminated effective December 31, 1992.

NOTE J - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation ("Riverside") and MR Realty Associates, L.P. ("Plaintiffs") against the Company and Treadco. Plaintiffs have asserted state law, Employee Retirement Income Security Act of 1974 and securities claims against the Company in conjunction with the Company's sale of Riverside in April 1989. Plaintiffs are seeking approximately $4 million in actual damages and $10 million in punitive damages. The Company is vigorously contesting the lawsuit. After consultation with legal counsel, the Company has concluded that resolution of the foregoing lawsuit is not expected to have a material adverse effect on the Company's financial condition.

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business.

ABF stores some fuel for its tractors and trucks in approximately 103 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United State Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $210,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

The Company remains responsible for certain environmental claims that arose with respect to its ownership of Riverside prior to its sale in 1989. Riverside was notified in 1988 that it has been identified as a PRP for hazardous wastes shipped to two separate sites in Arkansas. To date, the Company, as a part of a PRP group, has paid approximately $50,000 on Riverside's behalf related to one site, with additional assessments expected related to that site. Riverside was dismissed as a PRP from the second site in March 1993. Management currently believes that resolution of its remaining site is unlikely to have a material adverse effect on the Company, although there can be no assurance in this regard.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all noncontractual employees. Benefits are based on years of service and employee compensation. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum amounts not to exceed the maximum amount deductible under the Internal Revenue Code. The plans' assets are held in a common bank-administered trust fund and are primarily invested in governmental and equity securities. Additionally, the Company participates in several multiemployer plans, which provide defined benefits to the Company's union employees. In the event of insolvency or reorganization, plan terminations or withdrawal by the Company from the multiemployer plans, the Company may be liable for a portion of the plan's unfunded vested benefits, the amount of which, if any, has not been determined.

A summary of the components of net periodic pension costs for the defined benefit plans for the periods indicated and the total contributions charged to pension expense for the multiemployer plans follows:
                                             Year Ended December 31
                                       1993           1992           1991
                                                 ($ thousands)
Defined Benefit Plans
  Service cost - benefits
     earned during the year           $ 4,225        $ 3,683        $ 2,891
  Interest cost on projected
     benefit obligations                5,675          5,162          4,580
  Actual return on plan assets         (6,656)        (3,601)        (8,137)
  Net amortization and deferral         1,542         (1,851)         3,482
                                      -------        -------        -------
     Net pension cost of defined
       benefit plans                    4,786          3,393          2,816
Multiemployer Plans                    37,846         36,066         32,126
                                      -------        -------        -------
  Total pension expense               $42,632        $39,459        $34,952
                                      =======        =======        =======

Assumptions used in determining net periodic pension cost for the defined benefit plans were:
                                             Year Ended December 31
                                       1993           1992           1991

Weighted average discount rate         8.49%          8.90%          9.84%
Annual compensation increases          5.00%          5.00%          5.00%
Expected long-term rates of
  return on assets                     9.25%          9.75%          9.75%

The following sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans at December 31:
                                                     1993           1992
                                                       ($ thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                         $(56,798)      $(43,182)
                                                    ========       ========
  Accumulated benefit obligation                    $(65,303)      $(50,414)
                                                    ========       ========


Projected benefit obligation                        $(79,195)      $(66,875)
Plan assets at fair value                             68,515         61,724
                                                    --------       --------
Projected benefit obligation in excess
  of plan assets                                     (10,680)        (5,151)
Unrecognized net loss                                 15,095         10,377
Prior service benefit not yet recognized
  in net periodic pension cost                           218            230
Unrecognized net asset at January 1, 1987,
  net of amortization                                    (73)           (76)
                                                    --------       --------
Net pension asset                                   $  4,560       $  5,380
                                                    ========       ========

At December 31, 1993, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $989,000 and a noncurrent asset of $5,549,000 included in other assets. At December 31, 1992, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $763,000 and a noncurrent asset of $6,143,000 included in other assets.

The following assumptions were used in determining the pension obligation:
                                                         December 31
                                                      1993           1992

Weighted average discount rate                        7.24%          8.49%
Annual compensation increases                         3.00%          5.00%
Expected long-term rates of return on assets          9.25%          9.75%

The Company has deferred compensation agreements with certain executives for which liabilities aggregating $975,000 and $1,118,000 as of December 31, 1993 and 1992, respectively, have been accrued.

The Company has a supplemental benefit plan for the purpose of supplementing benefits under the Company's retirement plans. The plan will pay sums in addition to amounts payable under the retirement plans to eligible participants. Participation in the plan is limited to employees of the Company who are participants in the Company's retirement plans and who are also either participants in the Company's executive incentive plan or are designated as participants in the plan by the Company's Board of Directors. As of December 31, 1993, the Company has a liability of $1,677,000 for future costs under this plan with $934,000 reflected in the accompanying consolidated financial statements as an accrued expense and $743,000 included in other liabilities.

In July 1993, the Employee Stock Ownership Plan (the "ESOP") was merged with the employees investment plan to create a new plan known as the Arkansas Best Corporation Employees' Investment Plan (the "Investment Plan"). Participant account balances were transferred from the ESOP to the Investment Plan. The Investment Plan covers substantially all full-time, noncontractual employees of the Company and its subsidiaries. The Investment Plan permits participants to defer up to 15% of their salary by salary reduction as provided in Section 401(k) of the Internal Revenue Code. The percentage of Company match is set annually. In 1993, 1992 and 1991, up to 4% of a participant's compensation contributed to the Investment Plan was matched by a Company deposit of 25% of such contribution. The Company's matching contribution can be made in cash or common stock of the Company. The matching contributions charged to operations under the investment plans totaled approximately $875,000 for 1993, $805,000 for 1992, and $784,000 for
1991. At December 31, 1993 and 1992, the contribution payable was reflected as a component of shareholders' equity. In 1993, 67,813 shares were issued in settlement of the 1992 contributions payable. The number of shares to be issued in settlement of the 1993 contribution payable will be determined based upon the market value of the shares at the date of settlement. Shares were issued on a quarterly basis during 1993 for settlement of the 1993 liability. Total shares issued were 59,040.

In 1991, TREADCO established an employee stock ownership plan (the "TREADCO ESOP") and a related trust (the "TREADCO Trust") covering substantially all employees of TREADCO. The cost of the TREADCO ESOP is borne by TREADCO through annual contributions to the TREADCO Trust in amounts determined by TREADCO's Board of Directors. Contributions may be paid in cash or in shares of TREADCO Common Stock. Participants become 100% vested after five years of service from January 1, 1990. Distribution of balances normally would be made in TREADCO's Common Stock. Charges to operations for contributions to the TREADCO ESOP totaled $250,000 for 1993 and $250,000 for 1992. No contributions were made to the TREADCO ESOP for 1991. The stock contributions to the ESOP and investment plans do not have a material effect on earnings per share.

The Company sponsors plans that provide postretirement medical benefits, life insurance and accident and vision care to full-time officers of the Company. The plan is noncontributory, with the Company paying up to 80% of covered charges incurred by participants of the plan.

In 1993, the Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The effect of adopting the new rules increased net periodic postretirement benefit cost by $275,000 and decreased 1993 net income by $179,000. These costs are based on a 20-year amortization of the transition obligation. Postretirement benefit costs for prior years, which was recorded on a cash basis, have not been restated.

The following table represents the amounts recognized in the Company's consolidated balance sheets:
                                                         December 31
                                                      1993           1992

Accumulated postretirement benefit obligation:
  Retirees                                          $ (1,354)      $ (1,360)
  Fully eligible active plan participants               (489)          (299)
  Other active plan participants                      (1,159)        (1,032)
                                                    --------       --------
                                                      (3,002)        (2,691)
Unrecognized net loss                                    171              -
Unrecognized transition obligation                     2,556          2,691
                                                    --------       --------
Accrued postretirement benefit cost                 $   (275)      $      -
                                                    ========       ========

Net periodic postretirement benefit cost includes the following components:
                                                      1993           1992

Service cost                                        $     53
Interest cost                                            223
Amortization of transition obligation
 over 20 years                                           134
                                                    --------       --------

Net periodic postretirement benefit cost            $    410       $     72
                                                    ========       ========

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (in health care cost trend) is 10.5% for 1994 (11.5% for 1993) and is assumed to decrease gradually to 4.5% in years 2006 and later.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993, by $444,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by $41,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.24% at December 31, 1993.

Additionally, the Company's union employees are provided postretirement health care benefits through multiemployer plans. The cost of such benefits cannot be readily separated between retirees and active employees. The aggregate contribution to the multiemployer health and welfare benefit plans totaled approximately $45,400,000 for the year ended December 31, 1993.

NOTE L - OPERATING EXPENSES AND COSTS

                                             Year Ended December 31
                                       1993           1992           1991
                                                 ($ thousands)
CARRIER OPERATIONS
  Salaries and wages                 $594,213       $560,460       $517,597
  Supplies and expenses                99,146         99,613         95,220
  Operating taxes and licenses         35,152         32,697         31,863
  Insurance                            16,835         17,567         16,263
  Communications and utilities         23,680         23,782         23,573
  Depreciation and amortization        25,714         32,370         37,667
  Rents                                53,192         39,561         35,752
  Other                                 3,779          4,324          4,481
                                     --------       --------       --------
                                      851,711        810,374        762,416
TIRE OPERATIONS
  Cost of sales                        79,718         69,070         59,367
  Selling, administrative
     and general                       21,522         18,412         15,687
                                     --------       --------       --------
                                      101,240         87,482         75,054
SERVICE AND OTHER                       5,598          4,838          3,905
                                     --------       --------       --------

                                     $958,549       $902,694       $841,375
                                     ========       ========       ========

NOTE M - BUSINESS SEGMENT DATA

The Company operates principally in two industries: carrier operations and tire operations. Carrier operations include freight transportation services as a common carrier of general commodities and import/export container cargo between ports and inland points. These services are provided to a wide range of customers in various industries. Tire operations include the cold-cap retreading of truck tires and the sale of new tires primarily for trucks.

Intersegment sales are not significant. Operating profit is total revenue less operating expenses, excluding interest. Identifiable assets by business segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash and other investments.

The following information reflects selected business segment data
(information relative to revenues is reflected in the consolidated statements of operations):
                                             Year Ended December 31
                                       1993           1992           1991
                                                 ($ thousands)
OPERATING PROFIT (LOSS)
  Carrier operations                 $ 41,645       $ 46,725       $ 29,945
  Tire operations                      10,186          8,767          6,484
  Other                                (1,193)           267           (634)
                                     --------       --------       --------
TOTAL OPERATING PROFIT                 50,638         55,759         35,795
  Gain on sale of subsidiary
     stock                                  -              -         14,141
  Interest expense                      7,248         17,285         34,421
  Minority interest                     3,140          2,825              -
                                     --------       --------       --------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                  $ 40,250       $ 35,649       $ 15,515
                                     ========       ========       ========
IDENTIFIABLE ASSETS
  Carrier operations                 $331,507       $332,604       $359,792
  Tire operations                      80,377         65,480         56,562
  Other                                10,008          8,139         10,746
                                     --------       --------       --------
                                      421,892        406,223        427,100
  General corporate assets             25,841         22,122         19,998
                                     --------       --------       --------
TOTAL ASSETS                         $447,733       $428,345       $447,098
                                     ========       ========       ========
DEPRECIATION AND AMORTIZATION
  EXPENSE
     Carrier operations              $ 28,043       $ 35,284       $ 41,400
     Tire operations                    2,614          2,221          3,027
     Other                                992            757            642
                                     --------       --------       --------
                                     $ 31,649       $ 38,262       $ 45,069
                                     ========       ========       ========
CAPITAL EXPENDITURES
  Carrier operations                 $ 26,530       $ 24,001       $ 17,103
  Tire operations                       6,137          2,339          2,129
  Other                                   492            256            137
                                     --------       --------       --------
                                     $ 33,159       $ 26,596       $ 19,369
                                     ========       ========       ========

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long- and Short-term Debt. The carrying amounts of the Company's borrowings under its revolving credit agreements approximate their fair values, since the interest rate under these agreements is variable. Also, the carrying amount of long-term debt was estimated to approximate their fair values.

The carrying amounts and fair value of the Company's financial instruments at
December 31, 1993 are as follows:
                                                    Carrying         Fair
                                                     Amount         Value
                                                        ($ thousands)

Cash and cash equivalents                            $ 6,962        $ 6,962
Short-term debt                                        1,542          1,542
Long-term debt                                         8,009          8,009

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1993 and 1992:
                                                  1993
                                           Three Months Ended
                             March 31     June 30   September 30 December 31
                                 ($ thousands, except per share amount)

Operating revenues           $229,210     $244,622    $267,106     $268,980
Operating expenses
  and costs                   221,415      234,243     247,718      255,173
                             --------     --------    --------     --------
Operating income                7,795       10,379      19,388       13,807
Other expense - net             3,334        2,069       2,504        3,212
Income taxes                    2,299        3,879       8,130        4,970
                             --------     --------    --------     --------
Income before extra-
  ordinary item                 2,162        4,431       8,754        5,625
Loss on extinguishment
  of debt                        (167)        (162)          -         (332)
                             --------     --------    --------     --------
Net income                   $  1,995     $  4,269    $  8,754     $  5,293
                             ========     ========    ========     ========
Income per common share
  before extraordinary
  item                       $    .08     $    .18    $    .38     $    .24
Loss on extinguishment
  of debt per common share       (.01)        (.01)          -         (.02)
                             --------     --------    --------     --------
Net income per common
  share                      $    .07     $    .17    $    .38     $    .22
                             ========     ========    ========     ========
Average common shares
  outstanding              19,194,595   19,127,064  22,971,916   19,288,988
                           ==========   ==========  ==========   ==========

                                                  1992
                                           Three Months Ended
                             March 31     June 30    September 30December 31
                                 ($ thousands, except per share amount)

Operating revenues           $229,109     $241,690    $248,573     $240,577
Operating expenses
  and costs                   213,141      227,705     232,593      229,255
                             --------     --------    --------     --------
Operating income               15,968       13,985      15,980       11,322
Other expense - net             8,676        5,811       3,300        3,819
Income taxes                    3,471        3,891       5,724        3,808
                             --------     --------    --------     --------
Income before extra-
  ordinary item and
  cumulative effect
  of accounting change          3,821        4,283       6,956        3,695
Loss on extinguishment
  of debt                           -      (15,853)          -         (122)
Cumulative effect of
  change in recognition
  of revenue                   (3,363)           -           -            -
                             --------     --------    --------     --------
Net income (loss)            $    458     $(11,570)   $  6,956     $  3,573
                             ========     ========    ========     ========

Income per share before
  extraordinary item
  and cumulative effect
  of accounting change       $    .30     $    .23    $    .30     $    .17
Loss on extinguishment
  of debt per share                 -         (.85)          -            -
Cumulative effect of
  change in recognition
  of revenue per share            (26)           -           -            -
                             --------     --------    --------     --------
Net income (loss)
  per share                  $    .04     $   (.62)   $    .30     $    .17
                             ========     ========    ========     ========
Average shares out-
  standing - Note H        12,800,000   18,549,906  23,514,918   21,298,471
                           ==========   ==========  ==========   ==========

                                   PSCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                            ARKANSAS BEST CORPORATION
     Column A                         Column B          Column C         Column D        Column E           Column F
                                     Balance at                                      Other changes -
                                     beginning         Additions                      add (deduct) -       Balance at
     Description                     of period          at cost        Retirements       describe        end of period

Year Ended December 31, 1993:
  Land and structures
     Land                          $ 38,204,261      $  1,557,404     $     32,936      $    (53,897)(D) $ 39,674,832
     Structures                      65,875,433         2,871,545                -                 -       68,746,978
                                   ------------      ------------     ------------      ------------     ------------
                                    104,079,694         4,428,949           32,936           (53,897)     108,421,810
  Revenue equipment                 177,688,664        18,438,230(A)    26,553,976                 -      169,572,918
  Manufacturing equipment             4,348,835         1,634,635              735            14,500 (C)    5,997,235
  Service, office and
     other equipment                 28,485,873         7,210,727(B)     1,768,346           (15,555)(C)   33,912,699
  Leasehold improvements              6,648,063         1,447,512                -                 -        8,095,575
                                   ------------      ------------     ------------      ------------     ------------
                                   $321,251,129      $ 33,160,053     $ 28,355,993      $    (54,952)    $326,000,237
                                   ============      ============     ============      ============     ============
Year Ended December 31, 1992:
  Land and structures
     Land                          $ 36,359,413      $  2,378,789     $    533,941      $          -     $ 38,204,261
     Structures                      63,923,462         2,061,509          487,587           378,049 (C)   65,875,433
                                   ------------      ------------     ------------      ------------     ------------
                                    100,282,875         4,440,298        1,021,528           378,049      104,079,694
  Revenue equipment                 184,644,048        16,158,888(A)    23,114,272                 -      177,688,664
  Manufacturing equipment             3,755,071           642,970           49,206                 -        4,348,835
  Service, office and
     other equipment                 25,417,395         4,350,847(B)     1,282,369                 -       28,485,873
  Leasehold improvements              6,037,543         1,002,975           14,406          (378,049)(C)    6,648,063
                                   ------------      ------------     ------------      ------------     ------------
                                   $320,136,932      $ 26,595,978     $ 25,481,781      $          -     $321,251,129
                                   ============      ============     ============      ============     ============

Year Ended December 31, 1991:
  Land and structures
     Land                          $ 36,049,731      $    309,682     $          -      $          -     $ 36,359,413
     Structures                      62,933,793           989,669                -                 -       63,923,462
                                   ------------      ------------     ------------      ------------     ------------
                                     98,983,524         1,299,351                -                 -      100,282,875
  Revenue equipment                 179,179,721        12,912,815(A)     7,448,488                 -      184,644,048
  Manufacturing equipment             3,260,399           494,672                -                 -        3,755,071
  Service, office and
     other equipment                 22,649,343         4,293,670(B)     1,525,618                 -       25,417,395
  Leasehold improvements              5,711,368           368,897           42,722                 -        6,037,543
                                   ------------      ------------     ------------      ------------     ------------
                                   $309,784,355      $ 19,369,405     $  9,016,828      $          -     $320,136,932
                                   ============      ============     ============      ============     ============

<F1>
Note A - Primarily relates to revenue equipment replacement program.
<F2>
Note B - Composed principally of the purchase of forklifts and other terminal equipment by ABF Freight System, Inc., and the purchase of computer equipment and office furniture and fixtures by all subsidiaries.
<F3>
Note C - Transfers between accounts.
<F4>
Note D - Transfer to other assets
<F5>
Note E - The annual provisions for depreciation and amortization have been computed principally using the following ranges of lives:
         structures - 15 to 20 years; revenue equipment - 3 to 7 years; manufacturing equipment - 5 to 8 years; service, office and other equipment - 3 to 10 years; and leasehold improvements - 4 to 10 years.

                                   SCHEDULE VI
                     ACCUMULATED DEPRECIATION, DEPLETION AND
                  AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                            ARKANSAS BEST CORPORATION
     Column A                         Column B          Column C         Column D        Column E           Column F
                                                       Additions
                                     Balance at        charged to                    Other changes -
                                     beginning         costs and                      add (deduct) -       Balance at
     Description                     of period          expenses       Retirements       describe        end of period

Year Ended December 31, 1993:
  Structures                       $ 23,427,860      $  4,627,625     $          -      $          -     $ 28,055,485
  Revenue equipment                  92,422,267        17,036,245       18,579,133                 -       90,879,379
  Manufacturing equipment             2,026,476           667,026              735             2,742 (A)    2,695,509
  Service, office and
     other equipment                 17,318,262         5,037,586        1,445,201            (3,796)(A)   20,906,851
  Leasehold improvements              4,364,421           897,827                -                 -        5,262,248
                                   ------------      ------------     ------------      ------------     ------------
                                   $139,559,286      $ 28,266,309     $ 20,025,069      $     (1,054)    $147,799,472
                                   ============      ============     ============      ============     ============

Year Ended December 31, 1992:
  Structures                       $ 19,066,028      $  4,611,334     $    327,437      $     77,935 (A) $ 23,427,860
  Revenue equipment                  84,129,754        24,087,149       15,794,636                 -       92,422,267
  Manufacturing equipment             1,523,344           524,366           21,234                 -        2,026,476
  Service, office and
     other equipment                 13,949,920         4,402,132        1,033,790                 -       17,318,262
  Leasehold improvements              3,608,549           848,213           14,406           (77,935)(A)    4,364,421
                                   ------------      ------------     ------------      ------------     ------------
                                   $122,277,595      $ 34,473,194     $ 17,191,503      $          -     $139,559,286
                                   ============      ============     ============      ============     ============
Year Ended December 31, 1991:
  Structures                       $ 13,842,814      $  5,223,214     $          -      $          -     $ 19,066,028
  Revenue equipment                  59,150,248        28,612,614        3,633,108                 -       84,129,754
  Manufacturing equipment             1,040,739           482,605                -                 -        1,523,344
  Service, office and
     other equipment                 10,343,146         4,474,250          867,476                 -       13,949,920
  Leasehold improvements              2,672,671           962,534           26,656                 -        3,608,549
                                   ------------      ------------     ------------      ------------     ------------
                                   $ 87,049,618      $ 39,755,217     $  4,527,240      $          -     $122,277,595
                                   ============      ============     ============      ============     ============

Note A - Reclassification

                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION


     Column A                         Column B          Column C         Column D          Column E        Column F
                                                               Additions
                                                          (1)              (2)
                                     Balance at        Charged to       Charged to
                                     beginning         costs and      other accounts     Deductions -     Balance at
     Description                     of period          expenses         describe          describe     end of period

Year Ended December 31, 1993:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $  1,850,000      $  1,901,958     $    909,223(A)   $  2,461,181(B)  $  2,200,000
                                   ============      ============     ============      ============     ============

Year Ended December 31, 1992:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $  1,460,924      $  2,343,419     $  1,167,842(A)   $  3,122,185(B)  $  1,850,000
                                   ============      ============     ============      ============     ============

Year Ended December 31, 1991:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $  1,355,000      $  2,944,786     $    982,011(A)   $  3,820,873(B)  $  1,460,924
                                   ============      ============     ============      ============     ============

<F1>
Note A - Recoveries of amounts previously written off.
<F2>
Note B - Uncollectible accounts written off.

                                 SCHEDULE X
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                          ARKANSAS BEST CORPORATION
        Column A                                   Column B
                                              Charged to costs
          Item                                   and expenses
                                            Year Ended December 31
                                      1993           1992           1991


Maintenance and repairs           $44,011,699    $42,407,208    $40,382,430
Amortization of intangible
 assets:
  Amortization of goodwill                (A)            (A)            (A)
  Amortization of deferred
     financing costs                      (A)            (A)            (A)
Taxes, other than payroll
 and income taxes:
  Fuel taxes                       22,019,446     20,038,743     19,266,245
  Property taxes                          (A)            (A)            (A)
  Other                                   (A)            (A)            (A)
Royalties                                None           None           None
Advertising costs                         (A)            (A)            (A)


Note A - Amount not presented, as such amounts are less than one percent of total sales and revenues.

                           FORM 10-K -- ITEM 14(c)
                              LIST OF EXHIBITS
                          ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.


Exhibit
  No.                                                                 Page

  10      Receivables Purchase Agreement dated as of March 2, 1994,
          by and between ABF Freight System, Inc., Renaissance
          Asset Funding Corp. and Societe Generale.                     73

  11      Statement Re:  Computation of Earnings per Share             175

  22      List of Subsidiary Corporations                              177

  23      Consent of Independent Auditors                              179