Form 10-Q
period 1994-03-31
ARKANSAS BEST CORP /DE/
filed 1994-05-13
CIK 894405

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934
    For the Quarter Ended  March 31, 1994
                          ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19969
                           --------

                          ARKANSAS BEST CORPORATION
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                    6711                   71-0673405
- ------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           1000 South 21st Street
                         Fort Smith, Arkansas  72901
                               (501) 785-6000
- -----------------------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
- -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at April 30, 1994
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,200,077 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets -- March 31, 1994
                and December 31, 1993                                   3

               Consolidated Statements of Income -- For
                the Three Months Ended March 31, 1994 and 1993          5

               Consolidated Statements of Cash Flows -- For
                the Three Months Ended March 31, 1994 and 1993          7

               Notes to Consolidated Financial Statements --
                March 31, 1994                                          9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          20

  Item 2.   Changes in Securities                                      20

  Item 3.   Defaults Upon Senior Securities                            20

  Item 4.   Submission of Matters to a Vote of Security Holders        20

  Item 5.   Other Information                                          20

  Item 6.   Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                             21

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    March 31     December 31
                                                      1994           1993
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  15,676      $   6,962
  Trade receivables, less allowances for
     doubtful accounts (1994 -- $2,451,000;
     1993 -- $2,220,000)                             110,693        104,598
  Inventories -- Note C                               29,290         29,086
  Prepaid expenses                                    10,699          9,916
                                                   ---------      ---------
  TOTAL CURRENT ASSETS                               166,358        150,562




PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                107,955        108,422
  Revenue equipment                                  170,591        169,573
  Manufacturing equipment                              6,078          5,997
  Service, office and other equipment                 35,466         33,913
  Leasehold improvements                               8,373          8,096
  Construction in progress                             2,013              -
                                                   ---------      ---------
                                                     330,476        326,001
  Less allowances for depreciation
  and amortization                                  (151,862)      (147,799)
                                                   ---------      ---------
                                                     178,614        178,202

OTHER ASSETS                                          12,322         12,839

GOODWILL, less amortization (1994 --
  $17,047,000; 1993 -- $16,267,000) --               105,372        106,130
                                                   ---------      ---------

                                                   $ 462,666      $ 447,733
                                                   =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    March 31     December 31
                                                      1994           1993
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank drafts payable                              $  11,738      $   7,661
  Trade accounts payable                              39,199         36,143
  Accrued expenses                                    77,503         71,278
  Federal and state income taxes                      10,155          6,398
  Deferred federal income taxes                        3,503          3,503
  Current portion of long-term debt                   11,611         15,239
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       153,709        140,222


LONG-TERM DEBT, less current portion                  41,603         43,731
OTHER LIABILITIES                                      4,047          3,933
DEFERRED FEDERAL INCOME TAXES                         24,975         26,158
MINORITY INTEREST                                     32,034         31,699


SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1994: 19,200,077 shares; 1993:
     19,185,325 shares                                   192            192
  Additional paid-in capital                         206,661        206,457
  Stock payable to employee benefit plans                  -            205
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings                                   14,801         10,492
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      206,298        201,990

CONTINGENCIES -- Note F
                                                   ---------      ---------

                                                   $ 462,666      $ 447,733
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
                                                    Three Months Ended
                                                         March 31
                                                     1994           1993
                                                       (unaudited)
                                                  ($ thousands, except
                                                     per share data)
OPERATING REVENUES
  Carrier operations                             $   234,326    $   207,053
  Tire operations                                     29,405         20,967
  Service and other                                    1,250          1,190
                                                 -----------    -----------
                                                     264,981        229,210
                                                 -----------    -----------

OPERATING EXPENSES AND COSTS -- Note E
  Carrier operations                                 223,263        200,634
  Tire operations                                     27,581         19,406
  Service and other                                    1,519          1,375
                                                 -----------    -----------
                                                     252,363        221,415
                                                 -----------    -----------

OPERATING INCOME                                      12,618          7,795

OTHER INCOME
  Gains on asset sales                                   318            252
  Other                                                  148            114
                                                 -----------    -----------
                                                         466            366

OTHER EXPENSES
  Interest                                             1,344          2,333
  Other                                                1,014            898
  Minority interest in subsidiary                        490            469
                                                 -----------    -----------
                                                       2,848          3,700
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                  10,236          4,461

FEDERAL AND STATE INCOME
  TAXES (CREDIT) -- Note D
     Current                                           5,843          3,827
     Deferred                                         (1,182)        (1,528)
                                                 -----------    -----------
                                                       4,661          2,299
                                                 -----------    -----------

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                                    Three Months Ended
                                                         March 31
                                                     1994           1993
                                                       (unaudited)
                                                   ($ thousands, except
                                                     per share data)

INCOME BEFORE EXTRAORDINARY ITEM                 $     5,575    $     2,162

EXTRAORDINARY ITEM
  Loss on extinguishment of debt                           -           (167)
                                                 -----------    -----------

NET INCOME                                       $     5,575    $     1,995
                                                 ===========    ===========

EARNINGS PER SHARE:

INCOME BEFORE EXTRAORDINARY ITEM                 $       .23    $       .08

EXTRAORDINARY ITEM
  Loss on extinguishment of debt                           -           (.01)
                                                 -----------    -----------
NET INCOME                                       $       .23    $       .07
                                                 ===========    ===========
CASH DIVIDENDS PAID PER COMMON SHARE             $       .01    $       .01
                                                 ===========    ===========

AVERAGE SHARES OUTSTANDING                        19,339,389     19,194,595
                                                 ===========    ===========


See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                         March 31
                                                     1994           1993
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income                                       $   5,575      $   1,995
  Adjustments to reconcile
   net income to net cash provided
   by operating activities:
     Loss on extinguishments of debt                       -            167
     Depreciation and amortization                     6,658          7,626
     Amortization of intangibles                         779            760
     Amortization of other expenses                      111             71
     Provision for losses on
      accounts receivable                                770            660
     Provision for deferred
      income taxes                                    (1,182)        (1,528)
     Gain on asset sales                                (318)          (252)
     Gain on issuance of
      subsidiary stock                                   (45)             -
     Minority interest in
      subsidiary                                         490            469
     Changes in operating
      assets and liabilities:
       Accounts receivable                            (6,865)        (2,176)
       Inventories and
        prepaid expenses                                (987)        (1,965)
       Other assets                                      404          1,121
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                         17,229          3,507
                                                   ---------      ---------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                                 22,619         10,455

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                            (8,387)        (2,085)
  Proceeds from asset sales                            1,635          2,520
                                                   ---------      ---------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                                 (6,752)           435



ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                    Three Months Ended
                                                         March 31
                                                     1994           1993
                                                       (unaudited)
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                            $       -     $      (28)
  Net proceeds from the
   issuance of preferred stock                             -         71,899
  Proceeds from commercial paper
   agreement                                           1,000              -
  Borrowings under revolving
   credit facilities                                   2,000         10,000
  Principal payments under
   term loan facility                                      -        (50,000)
  Payments under revolving
   credit facilities                                  (2,000)       (25,000)
  Principal payments on
   other long-term debt                               (6,777)        (7,842)
  Dividends paid to minority
   shareholders of subsidiary                           (109)          (107)
  Dividends paid                                      (1,267)          (190)
                                                   ---------      ---------
NET CASH USED BY
 FINANCING ACTIVITIES                                 (7,153)        (1,268)
                                                   ---------      ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                      8,714          9,622
  Cash and cash equivalents
   at beginning of period                              6,962          5,644
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                  $  15,676      $  15,266
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994


NOTE A -- ORGANIZATION

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations and truck tire retreading and sales. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), and ABC Treadco, Inc. ("ABC Treadco").

On February 3, 1993, the Company completed its public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock at $50 per share.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE C -- INVENTORIES

                                                    March 31     December 31
                                                      1994           1993
                                                        ($ thousands)

Finished goods                                      $ 22,041       $ 20,240
Materials                                              5,424          6,784
Repair parts, supplies and other                       1,825          2,062
                                                    --------       --------
                                                    $ 29,290       $ 29,086
                                                    ========       ========

NOTE D -- FEDERAL AND STATE INCOME TAXES

                                                     Three Months Ended
                                                          March 31
                                                      1994          1993
                                                       ($ thousands)

Income tax at regular rates                        $   3,583    $   1,517
Percent                                                 35.0%        34.0 %

State taxes less federal benefits                        596          381
Percent                                                  5.8%         8.5 %

Amortization of goodwill                                 265          251
Percent                                                  2.6%         5.6 %

Minority interest                                        167          159
Percent                                                  1.6%         3.6 %

Other items                                               50           (9)
Percent                                                  0.5%        (0.2)%
                                                   ---------    ---------
Income tax expense                                 $   4,661    $   2,299
Percent                                                 45.5%        51.5 %
                                                   =========    =========

NOTE E -- OPERATING EXPENSES AND COSTS

                                                      Three Months Ended
                                                           March 31
                                                      1994           1993
                                                        ($ thousands)
Carrier Operations:
  Salaries and wages                                $155,442       $141,120
  Supplies and expenses                               24,502         23,386
  Operating taxes and licenses                         9,238          8,116
  Insurance                                            4,368          4,031
  Communications and utilities                         5,726          5,999
  Depreciation and amortization                        5,889          7,051
  Rents                                               16,762          9,807
  Other                                                1,336          1,124
                                                    --------       --------
                                                     223,263        200,634
                                                    --------       --------
Tire Operations:
  Cost of sales                                       21,548         14,942
  Selling, administrative and
   general                                             6,033          4,464
                                                    --------       --------
                                                      27,581         19,406
                                                    --------       --------

Service and Other                                      1,519          1,375
                                                    --------       --------

                                                    $252,363       $221,415
                                                    ========       ========

NOTE F -- LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business.

ABF stores some fuel for its tractors and trucks in 103 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $210,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

NOTE G -- NEW ACCOUNTING STANDARDS

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This Statement addresses the accounting for benefits to former or inactive employees after employment but before retirement. The Company's accounting for such benefits was not affected by the Statement.

NOTE H -- SUBSEQUENT EVENTS

ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the Teamster employees of ABF and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four year contract. ABF Teamster employees began returning to work at 12:01 a.m. on April 30, 1994. Before the new contract is effective, it will have to be voted on and ratified by the IBT membership.

The Company experienced a consolidated net loss (unaudited) of $12,688,000 for the month of April, 1994 and expects to have a loss for the second quarter due to the labor strike. The Company has identified accounts where it believes business has been lost to non-union carriers as a result of the strike. However, despite this lost business, management anticipates post-strike business for May and June to be at least equal to last year's business for the same months due to new business secured during the six months prior to the strike and growth in existing accounts due to the economy.

NOTE I -- LONG-TERM DEBT

The Company entered into a $20 million credit agreement, dated as of April 25, 1994, with Nationsbank of Texas, N.A. as agent and Societe Generale Southwest Agency. The proceeds from the agreement will be used in financing the construction of the Company's corporate office which is expected to be completed by January 1995. Amounts advanced and unpaid shall bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October hereafter commencing on July 15, 1994.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance interest of up to $55 million in a pool of receivables. At March 31, 1994, ABF had financed $1 million of receivables through this facility. ABF expects to use this facility from time to time throughout the year for various corporate needs, including working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Arkansas Best Corporation (the "Company") is primarily engaged, through its motor carrier subsidiaries, in less-than-truckload ("LTL") shipments of general commodities. The Company is also engaged through its approximately 46%-owned consolidated subsidiary, Treadco, Inc. ("TREADCO"), in truck tire retreading and new tire sales.

The Company in 1991 reduced its ownership in TREADCO, through an initial public offering of TREADCO common stock, to approximately 46%, while retaining control of TREADCO by reason of its stock ownership, board representation and agreement to provide management services. As a result, TREADCO is consolidated with the Company for financial reporting purposes, with the ownership interests of the other stockholders reflected as minority interest.

Segment Data

The following tables reflect information prepared on a business segment basis, which includes reclassification of certain expenses and costs between the Company and its subsidiaries and elimination of the effects of intercompany transactions. Operating profit on a business segment basis differs from operating income as reported in the Company's Consolidated Financial Statements. Other income and other expenses (which include amortization expense), except for interest expense and minority interest in subsidiary, which appears below the operating income line in the Company's Statement of Operations, have been allocated to individual segments for the purpose of calculating operating profit on a segment basis.

                                                      Three Months Ended
                                                           March 31
                                                      1994           1993
                                                        ($ thousands)

OPERATING REVENUES
  Carrier operations                                $234,326       $207,053
  Tire operations                                     29,405         20,967
  Other                                                1,250          1,190
                                                    --------       --------
                                                    $264,981       $229,210
                                                    ========       ========

OPERATING EXPENSES AND COSTS

CARRIER OPERATIONS
  Salaries and wages                                $155,442       $141,120
  Supplies and expenses                               24,502         23,386
  Operating taxes and licenses                         9,238          8,116
  Insurance                                            4,368          4,031
  Communications and utilities                         5,726          5,999
  Depreciation and amortization                        5,889          7,051
  Rents                                               16,762          9,807
  Other                                                1,336          1,124
  Other non-operating (net)                              179            372
                                                    --------       --------
                                                     223,442        201,006

TIRE OPERATIONS
  Cost of sales                                       21,548         14,942
  Selling, administrative and general                  6,033          4,464
  Other non-operating (net)                              197             29
                                                    --------       --------
                                                      27,778         19,435

SERVICE AND OTHER                                      1,691          1,506
                                                    --------       --------
                                                    $252,911       $221,947
                                                    ========       ========
OPERATING PROFIT (LOSS)
  Carrier operations                                $ 10,884       $  6,047
  Tire operations                                      1,627          1,532
  Other                                                 (441)          (316)
                                                    --------       --------
TOTAL OPERATING PROFIT                                12,070          7,263
MINORITY INTEREST                                        490            469
INTEREST EXPENSE                                       1,344          2,333
                                                    --------       --------
INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            $ 10,236       $  4,461
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

                                                           Three Months Ended
                                                                March 31
                                                            1994      1993
CARRIER OPERATIONS
  Salaries and wages                                        66.3%     68.2%
  Supplies and expenses                                     10.5      11.3
  Operating taxes and licenses                               3.9       3.9
  Insurance                                                  1.9       1.9
  Communications and utilities                               2.4       2.9
  Depreciation and amortization                              2.5       3.4
  Rents                                                      7.2       4.7
  Other                                                      0.6       0.5
  Other non-operating (net)                                  0.1       0.3
                                                            ----      ----
     Total Carrier Operations                               95.4%     97.1%
                                                            ====      ====


TIRE OPERATIONS
  Cost of sales                                             73.3%     71.3%
  Selling, administrative and general                       20.5      21.3
  Other non-operating (net)                                  0.7       0.1
                                                            ----      ----
     Total Tire Operations                                  94.5%     92.7%
                                                            ====      ====

Results of Operations

Three Months Ended March 31, 1994 As Compared With Three Months Ended March 31, 1993

Consolidated revenues of the Company for the three months ended March 31, 1994 were $265.0 million compared to $229.2 million for the three months ended March 31, 1993. Operating profit for the Company was $12.1 million for the three months ended March 31, 1994 compared to $7.3 million for the three months ended March 31, 1993. Net income for the three months ended March 31, 1994 was $5.6 million, or $.23 per common share, compared to a net income of $2.0 million, or $.07 per common share for the three months ended March 31, 1993. Income before extraordinary item was $5.6 million, or $.23 per common share for the three months ended March 31, 1994, compared to income before extraordinary item of $2.2 million, or $.08 per common share for the three months ended March 31, 1993. During the first three months of 1993, the Company recorded an extraordinary loss of $(167,000) (net of income tax benefit of $102,000), or $(.01) per common share for the net loss on extinguishment of debt. Earnings per common share for the three months ended March 31, 1994 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended
March 31, 1994 were 19.3 million shares compared to 19.2 million shares for the three months ended March 31, 1993.

Motor Carrier Operations Segment. Revenues for the motor carrier operations segment increased 13.2% to $234.3 million for the three months ended
March 31, 1994 from $207.1 million for the three months ended March 31, 1993, reflecting primarily an 11.8% increase in total tonnage and a 1.6% increase in revenue per hundredweight. The increase in total tonnage consisted of a 12.2% increase in LTL tonnage and a 10.5% increase in a truckload tonnage. During the first three months of 1994, the economy continued to improve resulting in an increase in available freight. Also during the first three months of 1993, competitive pressure on pricing had a negative impact on tonnage and rates. Effective January 1, 1994, ABF implemented a general freight rate increase of 4.5%. Management believes the rate increase resulted in approximately a 2.6% impact on revenues during the first three months of 1994. The diminished effect was the result of pricing that is on a contract basis which can only be increased when the contract is renewed.

Motor carrier segment operating expenses as a percent of revenues was 95.4% for the three months ended March 31, 1994 compared to 97.1% for the three months ended March 31, 1993. Salaries and wages for motor carrier operations as a percent of revenues decreased to 66.3% for the three months ended
March 31, 1994 from 68.2% for the three months ended March 31, 1993. The decrease resulted primarily from the covering of the fixed portion of salaries and wages expense by the higher level of revenues and the utilization of alternate modes of outside transportation during periods of peak activity. Supplies and expenses for motor carrier operations as a percent of revenues decreased to 10.5% for the three months ended March 31, 1994 from 11.3% for the three months ended March 31, 1993. The decrease resulted primarily from a 10% decrease in fuel cost per gallon and the covering of the fixed costs by the higher level of revenues.

Depreciation and amortization expense for motor carrier operations as a percent of revenues decreased to 2.5% for the three months ended March 31, 1994 from 3.4% for the three months ended March 31, 1993. During the last three years, ABF financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. Rent expense for motor carrier operations as a percent of revenues increased to 7.2% for the three months ended March 31, 1994 from 4.7% for the three months ended March 31, 1993. The additional rent expense was incurred primarily as a result of the operating leases discussed above and the utilization of alternate modes of outside transportation during periods of peak activity.

Tire Operations Segment.  TREADCO's revenues for the three months ended
March 31, 1994 increased 40.2% to $29.4 million from $21.0 million for the three months ended March 31, 1993. The increase resulted primarily from internal growth and the addition of five facilities through the August 30, 1993 acquisition of Trans-World Tire Corporation in Florida. Revenues from retreading for the three months ended March 31, 1994 increased 36.3% to $16.6 million from $12.2 million for the three months ended March 31, 1993. Revenues from new tire sales increased 45.8% to $12.8 million for the three months ended March 31, 1994 from $8.8 million for the three months ended March 31, 1993.

Tire operations segment operating expenses as a percent of revenues were 94.5% for the three months ended March 31, 1994 compared to 92.7% for the three months ended March 31, 1993. Cost of sales for the tire operations segment as a percent of revenues increased to 73.3% for the three months ended March 31, 1994 from 71.3% for the three months ended March 31, 1993 resulting primarily from integrating last fall's acquisition of five Florida facilities into TREADCO. Although the integration is progressing as planned, the costs of sales as a percent of revenues are higher at the Florida locations. Also, late in the fourth quarter of 1992, TREADCO was able to purchase a large quantity of tires at a larger than normal discount which had a positive impact on the cost of new tires sold during the first three months of 1993.
Selling, administrative and general expenses for the tire operations segment decreased to 20.5% for the three months ended March 31, 1994 from 21.3% for the three months ended March 31, 1993. The decrease resulted primarily from the covering of the fixed portion of selling, administrative and general expenses by the increase in sales.

Interest. Interest expense decreased 42.1% to $1.3 million for the three months ended March 31, 1994 from $2.3 million during the three months ended March 31, 1993. A reduction in long-term debt outstanding, lower interest rates and utilization of operating leases resulted in the decrease in interest expense. The reduction in long-term debt consisted primarily of retiring $50 million in principal of a term loan under its existing Credit Agreement, maintaining a lesser average balance outstanding under the revolving credit facilities, and financing a portion of its revenue equipment with operating leases.

Income Taxes. The difference between the effective tax rate for the three months ended March 31, 1994 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, undistributed earnings of TREADCO and other nondeductible expenses (see Note D to the consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 1.08:1 at March 31, 1994 compared to 1.07:1 at December 31, 1993. The improvement in the current ratio resulted primarily from an increase in cash and trade receivables and a decrease in the current portion of long-term debt. Net cash provided by operating activities for the three months ended March 31, 1994 was $22.6 million compared to $10.5 million for the three months ended March 31, 1993. The increase is due primarily to higher net income and changes in operating assets and liabilities.

The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas a Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $100 million, including $40 million for letters of credit. There are no borrowings outstanding under the Revolving Credit Facility and approximately $37.4 million of letters of credit outstanding at March 31, 1994. The Revolving Credit Facility is payable on June 30, 1996.
Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and the Treadco common stock owned by the Company. At March 31, 1994, the borrowing base was $97.8 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either: (i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 1 1/2%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of March 31, 1994, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

The Company entered into a $20 million credit agreement, dated as of April 25, 1994, with Nationsbank of Texas, N.A. as agent and Societe Generale Southwest Agency. The proceeds from the agreement will be used in financing the construction of the Company's corporate office which is expected to be completed by January 1995. Amounts advanced and unpaid shall bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October hereafter commencing on July 15, 1994.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance interest of up to $55 million in a pool of receivables. At March 31, 1994, ABF had financed $1 million of receivables through this facility. ABF expects to use this facility from time to time throughout the year for various corporate needs, including working capital.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

Seasonality

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

New Accounting Standards

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This Statement addresses the accounting for benefits to former or inactive employees after employment but before retirement. The Company's accounting for such benefits was not affected by the Statement.

Subsequent Events

ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the Teamster employees of ABF and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four year contract. ABF Teamster employees began returning to work at 12:01 a.m. on April 30, 1994. Before the new contract is effective, it will have to be voted on and ratified by the IBT membership.

The Company experienced a consolidated net loss (unaudited) of $12,688,000 for the month of April, 1994 and expects to have a loss for the second quarter due to the labor strike. The Company has identified accounts where it believes business has been lost to non-union carriers as a result of the strike. However, despite this lost business, management anticipates post-strike business for May and June to be at least equal to last year's business for the same months due to new business secured during the six months prior to the strike and growth in existing accounts due to the economy.

                                  PART II.

                              OTHER INFORMATION
                          ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business (see Note F to the Company's Unaudited Consolidated Financial Statements).

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               Exhibit 11 - Statement Re: Computation of Earnings Per Share.

          (b)  Reports on Form 8-K.

               None.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ARKANSAS BEST CORPORATION
                                                  (Registrant)

Date:  May 13 1994                    s/Donald L. Neal
      -----------------               ------------------------------------
                                      Donald L. Neal - Senior Vice
                                      President - Chief Financial Officer,
                                      and Principal Accounting Officer