Form 10-Q
period 1994-06-30
ARKANSAS BEST CORP /DE/
filed 1994-08-09
CIK 894405

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934
    For the Quarter Ended  June 30, 1994
                          ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19969
                           --------

                          ARKANSAS BEST CORPORATION
- - -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                    6711                   71-0673405
- - ------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           1000 South 21st Street
                         Fort Smith, Arkansas  72901
                               (501) 785-6000
- - -----------------------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
- - -----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

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

                Class                     Outstanding at July 29, 1994
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,200,077 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets -- June 30, 1994
                and December 31, 1993                                   3

               Consolidated Statements of Operations -- For the
                Three and Six Months Ended June 30, 1994 and 1993       5

               Consolidated Statements of Cash Flows --
                For the Six Months Ended
                June 30, 1994 and 1993                                  7

               Notes to Consolidated Financial Statements --
                June 30, 1994                                           9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          21

  Item 2.   Changes in Securities                                      21

  Item 3.   Defaults Upon Senior Securities                            21

  Item 4.   Submission of Matters to a Vote of Security Holders        21

  Item 5.   Other Information                                          21

  Item 6.   Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                             23

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    June 30      December 31
                                                      1994           1993
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  17,610      $   6,962
  Trade receivables, less allowances for
     doubtful accounts (1994 -- $2,551,000;
     1993 -- $2,220,000)                             109,821        104,598
  Inventories -- Note C                               28,318         29,086
  Prepaid expenses                                     9,487          9,916
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            165,236        150,562




PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                108,939        108,422
  Revenue equipment                                  180,376        169,573
  Manufacturing equipment                              6,179          5,997
  Service, office and other equipment                 35,927         33,913
  Leasehold improvements                               8,592          8,096
  Construction in progress                             5,461              -
                                                   ---------      ---------
                                                     345,474        326,001
  Less allowances for depreciation
   and amortization                                 (152,398)      (147,799)
                                                   ---------      ---------
                                                     193,076        178,202

OTHER ASSETS                                          12,111         12,839

GOODWILL, less amortization (1994 --
  $17,825,000; 1993 -- $16,267,000)                  104,593        106,130
                                                   ---------      ---------

                                                   $ 475,016      $ 447,733
                                                   =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    June 30      December 31
                                                      1994           1993
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank drafts payable                              $   6,449      $   7,661
  Trade accounts payable                              42,361         36,143
  Accrued expenses                                    83,600         71,278
  Federal and state income taxes                       6,205          6,398
  Deferred federal income taxes                        3,503          3,503
  Current portion of long-term debt                   12,438         15,239
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       154,556        140,222

LONG-TERM DEBT, less current portion                  57,024         43,731
OTHER LIABILITIES                                      4,173          3,933
DEFERRED FEDERAL INCOME TAXES                         24,798         26,158
MINORITY INTEREST                                     32,842         31,699

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1994: 19,200,077 shares; 1993:
     19,185,325 shares                                   192            192
  Additional paid-in capital                         206,661        206,457
  Stock payable to employee benefit plans                  -            205
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings                                   10,126         10,492
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      201,623        201,990

CONTINGENCIES -- Note F
                                                   ---------      ---------

                                                   $ 475,016      $ 447,733
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                  1994        1993        1994       1993
                                               (unaudited)
                                   ($ thousands, except per share data)

OPERATING REVENUES
 Carrier operations            $ 173,805   $ 217,212  $ 408,131   $ 424,265
 Tire operations                  35,609      26,178     65,014      47,145
 Service and other                 1,346       1,232      2,596       2,422
                               ---------   ---------  ---------   ---------
                                 210,760     244,622    475,741     473,832

OPERATING EXPENSES AND
 COSTS -Note E
  Carrier operations             178,011     208,962    401,274     409,596
  Tire operations                 32,696      23,932     60,277      43,338
  Service and other                1,624       1,349      3,143       2,724
                               ---------   ---------  ---------   ---------
                                 212,331     234,243    464,694     455,658
                               ---------   ---------  ---------   ---------
OPERATING INCOME (LOSS)           (1,571)     10,379     11,047      18,174

OTHER INCOME
  Gain on asset sales                850       1,127      1,168       1,379
  Other                              380         129        528         243
                               ---------   ---------  ---------   ---------
                                   1,230       1,256      1,696       1,622

OTHER EXPENSES
  Interest                         1,785       1,718      3,129       4,051
  Other                            1,011         906      2,025       1,804
  Minority interest in
   subsidiary                        917         701      1,407       1,170
                               ---------   ---------  ---------   ---------
                                   3,713       3,325      6,561       7,025
                               ---------   ---------  ---------   ---------

INCOME (LOSS) BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEM               (4,054)      8,310      6,182      12,771

FEDERAL AND STATE INCOME
 TAXES (CREDIT) - Note D
  Current                           (468)      4,409      5,375       8,236
  Deferred                          (178)       (530)    (1,360)     (2,058)
                               ---------   ---------  ---------   ---------
                                    (646)      3,879      4,015       6,178
                               ---------   ---------  ---------   ---------










ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                  1994        1993        1994       1993
                                               (unaudited)
                                   ($ thousands, except per share data)


INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM            $  (3,408)  $   4,431  $   2,167   $   6,593

EXTRAORDINARY ITEM:
 Loss on extinguishments
  of debt                              -        (162)         -        (329)
                               ---------   ---------  ---------   ---------

NET INCOME (LOSS)              $  (3,408)  $   4,269  $   2,167   $   6,264
                               =========   =========  =========   =========

EARNINGS (LOSS) PER
 COMMON SHARE:

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM            $   (0.23)  $    0.18  $       -   $    0.25

EXTRAORDINARY ITEM:
 Loss on extinguishments
  of debt                              -       (0.01)         -       (0.01)
                               ---------   ---------  ---------   ---------

NET INCOME (LOSS)              $   (0.23)  $    0.17  $       -   $    0.24
                               =========   =========  =========   =========

CASH DIVIDENDS PAID PER
 COMMON SHARE                  $    0.01   $    0.01  $    0.02   $    0.02
                               =========   =========  =========   =========

AVERAGE COMMON SHARES
 OUTSTANDING                  19,200,077  19,127,064 19,304,649  19,160,830
                              ==========  ========== ==========  ==========



See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Six Months Ended
                                                         June 30
                                                     1994           1993
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income                                       $   2,167      $   6,264
  Adjustments to reconcile net income
   to net cash provided (used)
   by operating activities:
     Loss on extinguishments of debt                       -            329
     Depreciation and amortization                    13,113         14,777
     Amortization of intangibles                       1,558          1,520
     Amortization of other expenses                      226            123
     Contribution of common stock to
      employee benefit plans                               -            210
     Provision for losses on
      accounts receivable                              1,902          1,210
     Provision for deferred
      income taxes                                    (1,360)        (2,058)
     Gain on asset sales                              (1,168)        (1,379)
     Gain on issuance of
      subsidiary stock                                   (45)           (22)
     Minority interest in
      subsidiary                                       1,407          1,170
     Changes in operating
      assets and liabilities:
       Accounts receivable                            (7,125)        (6,360)
       Inventories and
        prepaid expenses                               1,197         (2,297)
       Other assets                                      647            972
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                         17,374          6,223
                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             29,893         20,682

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (27,040)        (7,829)
  Proceeds from asset sales                            5,421          7,026
                                                   ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                (21,619)          (803)














ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                     Six Months Ended
                                                         June 30
                                                     1994           1993
                                                       (unaudited)
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                            $    (144)     $     (47)
  Net proceeds from the
   issuance of preferred stock                             -         71,893
  Proceeds from term loan facility                    20,000              -
  Proceeds from commercial paper
   agreement                                           1,000              -
  Borrowings under revolving
   credit facilities                                  27,000         15,000
  Principal payments under
   term loan facility                                      -        (50,000)
  Payments under revolving
   credit facilities                                 (31,000)       (30,000)
  Principal payments on
   other long-term debt                              (11,730)       (15,862)
  Payments to retire 14% senior
   subordinated notes                                      -         (2,175)
Dividends paid to minority
   shareholders of subsidiary                           (219)          (215)
  Dividends paid                                      (2,533)          (382)
                                                   ---------      ---------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                                  2,374        (11,788)
                                                   ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             10,648          8,091
  Cash and cash equivalents
   at beginning of period                              6,962          5,644
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  17,610      $  13,735
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1994


NOTE A -- ORGANIZATION

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations and truck tire retreading and sales. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), and ABC Treadco, Inc. ("ABC Treadco").

In February 1993, the Company completed its public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock at $50 per share.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE C -- INVENTORIES

                                                    June 30      December 31
                                                      1994           1993
                                                        ($ thousands)

Finished goods                                      $ 20,554       $ 20,240
Materials                                              5,786          6,784
Repair parts, supplies and other                       1,978          2,062
                                                    --------       --------
                                                    $ 28,318       $ 29,086
                                                    ========       ========

NOTE D -- FEDERAL AND STATE INCOME TAXES

                                    Three Months Ended   Six Months Ended
                                         June 30             June 30
                                       1994      1993      1994      1993
                                                ($ thousands)

Income tax at regular rates         $(1,419)  $ 2,825   $ 2,164   $ 4,342
Percent                               (35.0)%    34.0%     35.0%     34.0%

State taxes less federal benefits       (54)      482       542       863
Percent                                (1.3)%     5.8%      8.8%      6.8%

Amortization of goodwill                266       251       531       502
Percent                                 6.6%      3.0%      8.6%      3.9%

Minority interest                       312       238       479       397
Percent                                 7.7%      2.9%      7.8%      3.1%

Other items                             249        83       299        74
Percent                                 6.1%      1.0%      4.7%      0.6%
                                    -------   -------   -------   -------
Income tax expense                  $  (646)  $ 3,879   $ 4,015   $ 6,178
Percent                               (15.9)%    46.7%     64.9%     48.4%
                                    =======   =======   =======   =======

NOTE E -- OPERATING EXPENSES AND COSTS

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1994        1993       1994       1993
                                                (unaudited)
                                               ($ thousands)
Carrier Operations:
  Salaries and wages             $122,451   $146,664   $277,893    $287,784
  Supplies and expenses            17,691     24,963     42,193      48,349
  Operating taxes and licenses      7,720      8,435     16,958      16,551
  Insurance                         3,598      4,186      7,966       8,217
  Communications and utilities      5,212      6,111     10,938      12,110
  Depreciation and
   amortization                     5,660      6,572     11,549      13,623
  Rents                            14,579     11,375     31,341      21,182
  Other                             1,100        656      2,436       1,780
                                 --------   --------   --------    --------
                                  178,011    208,962    401,274     409,596
                                 --------   --------   --------    --------
Tire Operations:
  Cost of sales                    26,145     18,911     47,693      33,853
  Selling, administrative and
   general                          6,551      5,021     12,584       9,485
                                 --------   --------   --------    --------
                                   32,696     23,932     60,277      43,338
                                 --------   --------   --------    --------
Service and Other                   1,624      1,349      3,143       2,724
                                 --------   --------   --------    --------
                                 $212,331   $234,243   $464,694    $455,658
                                 ========   ========   ========    ========

NOTE F -- LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business.

ABF stores some fuel for its tractors and trucks in 102 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $223,000 since 1989), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

NOTE G -- TEAMSTERS LABOR STRIKE

ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the Teamsters employees of ABF and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four-year contract. ABF Teamsters employees began returning to work at 12:01 a.m. on April 30, 1994. The contract has since been voted on and ratified by the IBT membership.

NOTE H -- LONG-TERM DEBT

The Company entered into a $20 million term credit agreement, dated as of April 25, 1994, with Nationsbank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement will be used in financing the construction of the Company's corporate office which is expected to be completed by January 1995. Amounts advanced and unpaid shall bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October hereafter commencing on July 15, 1994. At June 30, 1994, there was $20 million outstanding.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. At June 30, 1994, ABF had no receivables financed through this facility. ABF expects to use this facility from time to time throughout the year for various corporate needs, including working capital.

On July 1, 1994, the Company amended its Credit Agreement with Societe Generale, as Agent, and NationsBank of Texas as Co-Agent. Among other things, the amendment extended the maturity date of the revolving credit facility to June 30, 1997 and changed one of the Company's interest rate options from LIBOR plus 1 1/2% to LIBOR plus 3/4%.

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

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1994        1993       1994       1993
                                               ($ thousands)

OPERATING REVENUES
  Carrier operations             $173,805   $217,212   $408,131    $424,265
  Tire operations                  35,609     26,178     65,014      47,145
  Other                             1,346      1,232      2,596       2,422
                                 --------   --------   --------    --------
                                 $210,760   $244,622   $475,741    $473,832
                                 ========   ========   ========    ========

OPERATING EXPENSES AND COSTS

CARRIER OPERATIONS
  Salaries and wages             $122,451   $146,664   $277,893    $287,784
  Supplies and expenses            17,691     24,963     42,193      48,349
  Operating taxes and licenses      7,720      8,435     16,958      16,551
  Insurance                         3,598      4,186      7,966       8,217
  Communications and utilities      5,212      6,111     10,938      12,110
  Depreciation and amortization     5,660      6,572     11,549      13,623
  Rents                            14,579     11,375     31,341      21,182
  Other                             1,100        656      2,436       1,780
  Other non-operating (net)             4       (413)       183         (41)
                                 --------   --------   --------    --------
                                  178,015    208,549    401,457     409,555

TIRE OPERATIONS
  Cost of sales                    26,145     18,911     47,693      33,853
  Selling, administrative
   and general                      6,551      5,021     12,584       9,485
  Other non-operating (net)            57        (26)       254           3
                                 --------   --------   --------    --------
                                   32,753     23,906     60,531      43,341

SERVICE AND OTHER                   1,344      1,438      3,035       2,944
                                 --------   --------   --------    --------
                                 $212,112   $233,893   $465,023    $455,840
                                 ========   ========   ========    ========
OPERATING PROFIT (LOSS)
  Carrier operations             $ (4,210)  $  8,663   $  6,674    $ 14,710
  Tire operations                   2,856      2,272      4,483       3,804
  Other                                 2       (206)      (439)       (522)
                                 --------   --------   --------    --------
TOTAL OPERATING PROFIT (LOSS)      (1,352)    10,729     10,718      17,992
MINORITY INTEREST                     917        701      1,407       1,170
INTEREST EXPENSE                    1,785      1,718      3,129       4,051
                                 --------   --------   --------    --------
INCOME (LOSS) BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEM              $ (4,054)  $  8,310   $  6,182    $ 12,771
                                 ========   ========   ========    ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the ICC.

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1994      1993      1994      1993

CARRIER OPERATIONS
  Salaries and wages                    70.5%     67.5%     68.1%     67.8%
  Supplies and expenses                 10.2      11.5      10.3      11.4
  Operating taxes and licenses           4.4       3.9       4.2       3.9
  Insurance                              2.1       1.9       2.0       1.9
  Communications and utilities           3.0       2.8       2.7       2.9
  Depreciation and amortization          3.3       3.0       2.8       3.2
  Rents                                  8.4       5.2       7.7       5.0
  Other                                  0.6       0.3       0.6       0.4
  Other non-operating (net)             (0.1)     (0.1)      0.0       0.0
                                       -----      ----      ----      ----
     Total Carrier Operations          102.4%     96.0%     98.4%     96.5%
                                       =====      ====      ====      ====


TIRE OPERATIONS
  Cost of sales                         73.4%     72.2%     73.4%     71.8%
  Selling, administrative
   and general                          18.4      19.2      19.4      20.1
  Other non-operating (net)              0.2      (0.1)      0.3       0.0
                                        ----      ----      ----      ----
     Total Tire Operations              92.0%     91.3%     93.1%     91.9%
                                        ====      ====      ====      ====

Results of Operations

Three Months Ended June 30, 1994 As Compared With Three Months Ended
June 30, 1993

After losing an estimated $.68 per common share for the month of April 1994, the Company reported a $.23 loss per common share for the three months ended June 30, 1994. The April loss was due to the labor strike by the Teamsters union employees of ABF Freight System, Inc. ("ABF"), the Company's largest subsidiary.

Consolidated revenues of the Company for the three months ended June 30, 1994 were $210.8 million compared to $244.6 million for the three months ended June 30, 1993. The Company had a operating loss of $1.4 million for the three months ended June 30, 1994 compared to operating profit of $10.7 million for the three months ended June 30, 1993. The net loss for the three months ended June 30, 1994 was $3.4 million, or $.23 per common share, compared to net income of $4.3 million, or $.17 per common share for the three months ended June 30, 1993. The net loss of $3.4 million, or $.23 per common share, also compares to income before extraordinary item of $4.4 million, or $.18 per common share for the three months ended June 30, 1993.

During the three months ended June 30, 1993, the Company recorded an extraordinary loss of $162,000 (net of income tax benefit of $99,000), or $.01 per common share for the net loss on extinguishment of debt. Earnings per common share for the three months ended June 30, 1994 and 1993 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended June 30, 1994 were 19.2 million shares compared to 19.1 million shares for the three months ended
June 30, 1993.

Motor Carrier Operations Segment. ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the Teamsters employees of ABF and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four-year contract. ABF Teamsters employees began returning to work at 12:01 a.m. on April 30, 1994. The contract has since been voted on and ratified by the IBT membership. During the strike, the non-union employees of the Company were given an across-the-board pay reduction instead of having lay-offs. The 40% reduction in pay for the non-union employees during the strike amounted to approximately $3.3 million. Revenue and income comparisons for the three months have been negatively affected by the strike.

Although ABF lost accounts to non-union carriers as a result of the strike, post-strike business has substantially returned to pre-strike levels. ABF's revenues for May and June of 1994 increased 12.8% over May and June of 1993. The Company attributes the return to pre-strike levels primarily to a firm economy and the Company's efforts to maintain employee morale and customer service during the strike. The ICC operating ratio for May and June of 1994 was 90.4% compared to 96.3% for the same two months of 1993. Operating results for May and June of 1994 are not necessarily indicative of the results that may be expected for the remainder of the year.

Under the new labor contract which was effective retroactive to April 6, 1994, salaries, wages and benefits for full-time employees will increase 2.7% annually during the first year of the contract. The increase will be offset in part by the option to use casual workers on the dock after 40 hours of work is provided to all regular employees, a freeze on some casual workers' pay for the life of the contract and a reduction in new hire step rates. The new contract allows ABF to use intermodal or rail service for up to 28% of the line-haul operations. An increased use of rail will result in higher rent expense and may reduce over-the-road and labor costs.

During the previous three years, ABF has financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. In 1994, ABF purchased, with borrowings under its Credit Agreement, road tractors under its replacement program, which will increase depreciation and interest expense and decrease rent expense.

Tire Operations Segment  Treadco's revenues for the three months ended
June 30, 1994 increased 36.0% to $35.6 million from $26.2 million for the three months ended June 30, 1993. For the three months ended June 30, 1994, "same store" sales increased 13.9% and "new store" sales accounted for 21.1% of the total increase from the three months ended June 30, 1993. "Same store" sales include both production locations and satellite sales locations that have been in existence for the entire three-month periods of 1994 and 1993. Same store sales increased primarily as a result of a higher demand for both new replacement and retreaded truck tires during the period. New store sales resulted primarily from the August 1993 acquisition of Trans-World Tire Corporation ("Trans-World") in Florida. Revenues from retreading for the three months ended June 30, 1994 increased 32.1% to $19.4 million from $14.7 million for the three months ended June 30, 1993. Revenues from new tire sales increased 41.0% to $16.2 million for the three months ended June 30, 1994 from $11.5 million for the three months ended June 30, 1993.

Tire operations segment operating expenses as a percent of revenues were 92.0% for the three months ended June 30, 1994 compared to 91.3% for the three months ended June 30, 1993. Cost of sales for the tire operations segment as a percent of revenues increased to 73.4% for the three months ended June 30, 1994 from 72.2% for the three months ended June 30, 1993 resulting primarily from integrating the August 1993 acquisition of five Florida facilities into TREADCO. Although the integration is progressing as planned, the costs of sales as a percent of revenues are higher at the Florida locations. Selling, administrative and general expenses for the tire operations segment decreased to 18.4% for the three months ended June 30, 1994 from 19.2% for the three months ended June 30, 1993. The decrease resulted primarily from the increase in sales and the fact that a portion of selling, administrative and general expenses are fixed costs.

Interest.  Interest expense was $1.8 million for the three months ended
June 30, 1994 compared to $1.7 million during the three months ended June 30, 1993. An increase in long-term debt outstanding offset in part by lower average interest rates under the Company's borrowing arrangements and the utilization of operating leases resulted in the increase in interest expense. The increase in long-term debt consisted primarily of drawing funds on a term loan under the existing Credit Agreement and maintaining a higher average balance outstanding under the revolving credit facilities. The additional funds were used to meet operational needs resulting from the labor strike.

Income Taxes. The difference between the effective tax rate for the three months ended June 30, 1994 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, undistributed earnings of Treadco and other nondeductible expenses (see Note D to the consolidated financial statements).

Six Months Ended June 30, 1994 As Compared With Six Months Ended
June 30, 1993

The Company overcame a loss of an estimated $.68 per common share for the month of April 1994 to break even for the six months ended June 30, 1994. Consolidated revenues of the Company for the six months ended June 30, 1994 were $475.7 million compared to $473.8 million for the six months ended
June 30, 1993. The Company had operating profit of $10.7 million for the six months ended June 30, 1994 compared to operating profit of $18.0 million for the six months ended June 30, 1993. Net income for the six months ended
June 30, 1994 was $2.2 million, or $.00 per common share (after giving consideration to preferred stock dividends of $2.1 million), compared to net income of $6.3 million, or $.24 per common share for the six months ended June 30, 1993. The net income of $2.2 million, or $.00 per common share, also compares to income before extraordinary item of $6.6 million, or $.25 per common share for the six months ended June 30, 1993. During the six months ended June 30, 1993, the Company recorded an extraordinary loss of $329,000 (net of income tax benefit of $201,000), or $.01 per common share for the net loss on extinguishment of debt. Earnings per common share for the six months ended June 30, 1994 and June 30, 1993 give consideration to preferred stock dividends of $2.1 million and $1.8 million, respectively. Average common shares outstanding for the six months ended June 30, 1994 were
19.3 million shares compared to 19.2 million shares for the six months ended June 30, 1993.

Motor Carrier Operations Segment.   Revenue and income comparisons for the
six months have been negatively affected by the strike. Under the new labor contract which was effective retroactive to April 6, 1994, salaries, wages and benefits for full-time employees will increase 2.7% annually during the first year of the contract. The increase will be offset in part by the option to use casual workers on the dock after 40 hours of work is provided to all regular employees, a freeze on some casual workers' pay for the life of the contract and a reduction in new hire step rates. The new contract allows ABF to use intermodal or rail service for up to 28% of the line-haul operations. An increased use of rail will result in higher rent expense and may reduce over-the-road and labor costs.

During the previous three years, ABF has financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. In 1994, ABF purchased, with borrowings under its Credit Agreement, road tractors under its replacement program, which will increase depreciation and interest expense and decrease rent expense.

Tire Operations Segment Treadco's revenues for the six months ended June 30, 1994 increased 37.9% to $65.0 million from $47.1 million for the six months ended June 30, 1993. For the six months ended June 30, 1994, "same store" sales increased 13.4% and "new store" sales accounted for 23.9% of the total increase from the six months ended June 30, 1993. "Same store" sales include both production locations and satellite sales locations that have been in existence for the entire six-month periods of 1994 and 1993. Same store sales increased primarily as a result of a higher demand for both new replacement and retreaded truck tires during the period. New store sales resulted primarily from the August 1993 acquisition of Trans-World. Revenues from retreading for the six months ended June 30, 1994 increased 34.0% to $36.0 million from $26.9 million for the six months ended June 30, 1993. Revenues from new tire sales increased 43.1% to $29.0 million for the six months ended June 30, 1994 from $20.2 million for the six months ended
June 30, 1993.

Tire operations segment operating expenses as a percent of revenues were 93.1% for the six months ended June 30, 1994 compared to 91.9% for the six months ended June 30, 1993. Cost of sales for the tire operations segment as a percent of revenues increased to 73.4% for the six months ended June 30, 1994 from 71.8% for the six months ended June 30, 1993 resulting primarily from integrating the August 1993 acquisition of five Florida facilities into TREADCO. Although the integration is progressing as planned, the costs of sales as a percent of revenues are higher at the Florida locations. Selling, administrative and general expenses for the tire operations segment decreased to 19.4% for the six months ended June 30, 1994 from 20.1% for the six months ended June 30, 1993. The decrease resulted primarily from the increase in sales and the fact that a portion of selling, administrative and general expenses are fixed costs.

Interest.  Interest expense was $3.1 million for the six months ended
June 30, 1994 compared to $4.1 million during the six months ended June 30, 1993. A decrease in long-term debt outstanding, lower average interest rates under the Company's borrowing arrangements and the utilization of operating leases resulted in the decrease in interest expense. The decrease in long-term debt consisted primarily of retiring $50 million in principal of a term loan under its existing Credit Agreement and financing a portion of its revenue equipment with operating leases.

Income Taxes. The difference between the effective tax rate for the six months ended June 30, 1994 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, undistributed earnings of Treadco and other nondeductible expenses (see Note D to the consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 1.07:1 at June 30, 1994 and December 31, 1993. Net cash provided by operating activities for the six months ended June 30, 1994 was $29.9 million compared to $20.7 million for the six months ended June 30, 1993. The increase is due primarily to an increase in accounts payable and accrued expenses offset in part by a reduction in net income.

The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas a Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $100 million, including $40 million for letters of credit. There are no borrowings outstanding under the Revolving Credit Facility and approximately $36.3 million of letters of credit outstanding at June 30, 1994. The Revolving Credit Facility is payable on June 30, 1997.
Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and the Treadco common stock owned by the Company. At June 30, 1994, the borrowing base was $103.7 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either: (i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 3/4%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of June 30, 1994, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

The Company entered into a $20 million term credit agreement, dated as of April 25, 1994, with Nationsbank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement will be used in financing the construction of the Company's corporate office which is expected to be completed by January 1995. Amounts advanced and unpaid shall bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October hereafter commencing on July 15, 1994. At June 30, 1994, there was $20 million outstanding.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. At June 30, 1994, ABF had no receivables financed through this facility. ABF expects to use this facility from time to time throughout the year for various corporate needs, including working capital.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on May 10, 1994. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of the vote on this proposal are as follows:

       Directors                 Votes For             Votes Withheld

Arthur J. Fritz, Jr.             16,070,582                29,139
John H. Morris                   16,070,682                29,039

The second proposal was to amend the Company's 1992 Stock Option Plan. This proposal received 15,099,450 votes for adoption, 523,292 votes against adoption, 194,668 abstentions and 282,311 broker non-votes.

The third proposal was to ratify the appointment of Ernst & Young as independent auditors for fiscal year 1994. This proposal received 16,085,131 votes for adoption, 4,142 votes against adoption, 10,448 abstentions and -0-broker non-votes.

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

Date:  August 8, 1994                 s/Donald L. Neal
      -----------------               ------------------------------------
                                      Donald L. Neal - Senior Vice
                                      President - Chief Financial Officer,
                                      and Principal Accounting Officer