Form 10-Q
period 1994-09-30
ARKANSAS BEST CORP /DE/
filed 1994-11-14
CIK 894405

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Quarter Ended  September 30, 1994
                          --------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at October 31, 1994
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,203,517 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets -- September 30, 1994
                and December 31, 1993                                   3

               Consolidated Statements of Operations -- For the
                Three and Nine Months Ended
                September 30, 1994 and 1993                             5

               Consolidated Statements of Cash Flows --
                For the Nine Months Ended
                September 30, 1994 and 1993                             7

               Notes to Consolidated Financial Statements --
                September 30, 1994                                      9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          23

  Item 2.   Changes in Securities                                      23

  Item 3.   Defaults Upon Senior Securities                            23

  Item 4.   Submission of Matters to a Vote of Security Holders        23

  Item 5.   Other Information                                          23

  Item 6.   Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                             25

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                  September 30   December 31
                                                      1994           1993
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $  20,528      $   6,962
  Trade receivables, less allowances for
     doubtful accounts (1994 -- $2,635,000;
     1993 -- $2,220,000)                             138,741        104,598
  Inventories -- Note C                               29,179         29,086
  Prepaid expenses                                    10,955          9,916
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            199,403        150,562




PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                109,477        108,422
  Revenue equipment                                  196,721        169,573
  Manufacturing equipment                              6,874          5,997
  Service, office and other equipment                 37,426         33,913
  Leasehold improvements                               8,852          8,096
  Construction in progress                             8,751              -
                                                   ---------      ---------
                                                     368,101        326,001
  Less allowances for depreciation
   and amortization                                 (157,327)      (147,799)
                                                   ---------      ---------
                                                     210,774        178,202

OTHER ASSETS                                          14,619         12,839

GOODWILL, less amortization (1994 --
  $18,604,000; 1993 -- $16,267,000) -- Note H        153,108        106,130
                                                   ---------      ---------
                                                   $ 577,904      $ 447,733
                                                   =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                  September 30   December 31
                                                      1994           1993
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank drafts payable                              $  10,491      $   7,661
  Trade accounts payable                              50,680         36,143
  Accrued expenses                                    86,082         71,278
  Federal and state income taxes                      10,707          6,398
  Deferred federal income taxes                        3,503          3,503
  Current portion of long-term debt -- Note H         79,238         15,239
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       240,701        140,222

LONG-TERM DEBT, less current portion                  61,978         43,731
OTHER LIABILITIES                                      5,615          3,933
DEFERRED FEDERAL INCOME TAXES                         26,205         26,158
MINORITY INTEREST                                     33,811         31,699

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1994: 19,203,517 shares; 1993:
     19,185,325 shares                                   192            192
  Additional paid-in capital                         206,698        206,457
  Stock payable to employee benefit plans                  -            205
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings                                   18,060         10,492
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      209,594        201,990

CONTINGENCIES -- Note F
                                                   ---------      ---------
                                                   $ 577,904      $ 447,733
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                  1994        1993        1994       1993
                                               (unaudited)
                                   ($ thousands, except per share data)

OPERATING REVENUES
 Carrier operations            $ 254,019   $ 233,222  $ 662,150   $ 657,487
 Tire operations                  39,149      32,663    104,163      79,808
 Service and other                 1,083       1,221      3,679       3,643
                               ---------   ---------  ---------   ---------
                                 294,251     267,106    769,992     740,938

OPERATING EXPENSES AND
 COSTS -Note E
  Carrier operations             237,509     216,760    638,783     626,356
  Tire operations                 35,740      29,608     96,017      72,946
  Service and other                1,504       1,350      4,647       4,074
                               ---------   ---------  ---------   ---------
                                 274,753     247,718     739,447    703,376
                               ---------   ---------  ---------   ---------
OPERATING INCOME                  19,498      19,388     30,545      37,562

OTHER INCOME
  Gain on asset sales                787         959      1,955       2,338
  Other                              191         135        719         378
                               ---------   ---------  ---------   ---------
                                     978       1,094      2,674       2,716

OTHER EXPENSES
  Interest                         1,592       1,732      4,721       5,783
  Other                            1,074         933      3,099       2,737
  Minority interest in
   subsidiary                      1,079         933      2,486       2,103
                               ---------   ---------  ---------   ---------
                                   3,745       3,598     10,306      10,623
                               ---------   ---------  ---------   ---------

INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEM           16,731      16,884     22,913      29,655

FEDERAL AND STATE INCOME
 TAXES (CREDIT) - Note D
  Current                          6,123       6,431     11,498      14,667
  Deferred                         1,407       1,699         47        (359)
                               ---------   ---------  ---------   ---------
                                   7,530       8,130     11,545      14,308
                               ---------   ---------  ---------   ---------

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                  1994        1993        1994       1993
                                               (unaudited)
                                   ($ thousands, except per share data)


INCOME BEFORE
 EXTRAORDINARY ITEM            $   9,201   $   8,754  $  11,368   $  15,347

EXTRAORDINARY ITEM:
 Loss on extinguishments
  of debt                              -           -          -        (329)
                               ---------   ---------  ---------   ---------
NET INCOME                     $   9,201   $   8,754  $  11,368   $  15,018
                               =========   =========  =========   =========

EARNINGS PER
 COMMON SHARE:

PRIMARY:
INCOME BEFORE
 EXTRAORDINARY ITEM            $    0.42   $    0.40  $    0.42   $    0.65

EXTRAORDINARY ITEM:
 Loss on extinguishments
  of debt                              -           -          -       (0.01)
                               ---------   ---------  ---------   ---------
NET INCOME                     $    0.42   $    0.40  $    0.42   $    0.64
                               =========   =========  =========   =========

FULLY DILUTED:
 INCOME BEFORE
 EXTRAORDINARY ITEM            $    0.40   $    0.38  $    0.42   $    0.65

EXTRAORDINARY ITEM
 Loss on extinguishments
 of debt                               -           -          -       (0.01)
                               ---------   ---------  ---------   ---------
NET INCOME                     $    0.40   $    0.38  $    0.42   $    0.64
                               =========   =========  =========   =========

AVERAGE COMMON
 SHARES OUTSTANDING:
 Primary                          19,306      19,164     19,305      19,162
                               =========   =========  =========   =========
 Fully Diluted                    23,138      22,972     19,305      19,162
                               =========   =========  =========   =========

CASH DIVIDENDS PAID
 PER COMMON SHARE              $    0.01   $    0.01  $    0.03   $    0.03
                               =========   =========  =========   =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Nine Months Ended
                                                       September 30
                                                     1994           1993
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income                                       $  11,368      $  15,018
  Adjustments to reconcile net income
   to net cash provided (used)
   by operating activities:
     Loss on extinguishments of debt                       -            329
     Depreciation and amortization                    20,332         21,590
     Amortization of intangibles                       2,337          2,288
     Amortization of other expenses                      341            203
     Contribution of common stock to
      employee benefit plans                               -            394
     Provision for losses on
      accounts receivable                              2,636          1,625
     Provision for deferred
      income taxes                                        47           (359)
     Gain on asset sales                              (1,955)        (2,338)
Write-off of intrastate
      operating rights                                    42              -
     Gain on issuance of
      subsidiary stock                                   (45)           (37)
     Minority interest in
      subsidiary                                       2,486          2,103
     Changes in operating
      assets and liabilities:
       Accounts receivable                           (20,762)       (19,890)
       Inventories and
        prepaid expenses                                (601)        (2,849)
       Other assets                                     (562)         1,382
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                         25,554          6,332
                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             41,218         25,791

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (38,899)        (9,487)
  Proceeds from asset sales                            7,578         10,216
  Acquisition of the
   Clipper Group (net of
   cash acquired)                                    (49,514)             -
  Acquisition of Trans-World
   Tire Corp.                                              -         (2,500)
                                                   ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                (80,835)        (1,771)


ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                    Nine Months Ended
                                                       September 30
                                                     1994           1993
                                                       (unaudited)
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                            $    (147)    $      (47)
  Net proceeds from the
   issuance of preferred stock                             -         71,893
  Proceeds from issuance of
   common stock                                           37              -
  Proceeds from term loan facility                    20,000              -
  Proceeds from commercial paper
   agreement                                          56,000              -
  Borrowings under revolving
   credit facilities                                  30,000         32,000
  Principal payments under
   term loan facility                                      -        (50,000)
  Payments under revolving
   credit facilities                                 (34,000)       (47,000)
  Principal payments on
   other long-term debt                              (14,578)       (21,476)
  Payments to retire 14% senior
   subordinated notes                                      -         (2,175)
  Dividends paid to minority
   shareholders of subsidiary                           (329)          (323)
  Dividends paid                                      (3,800)          (573)
                                                   ---------      ---------
NET CASH USED BY
 FINANCING ACTIVITIES                                 53,183        (17,701)
                                                   ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS             13,566          6,319
  Cash and cash equivalents
   at beginning of period                              6,962          5,644
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  20,528      $  11,963
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994


NOTE A -- ORGANIZATION

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations and truck tire retreading and sales. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), Clipper Exxpress Company ("Clipper") which was acquired on September 30, 1994 (see Note H), and ABC Treadco, Inc. ("ABC Treadco").

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1994. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE C -- INVENTORIES

                                                  September 30    December 31
                                                      1994           1993
                                                        ($ thousands)

Finished goods                                      $ 21,166       $ 20,240
Materials                                              6,234          6,784
Repair parts, supplies and other                       1,779          2,062
                                                    --------       --------
                                                    $ 29,179       $ 29,086
                                                    ========       ========

NOTE D -- FEDERAL AND STATE INCOME TAXES

                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
                                       1994      1993      1994      1993
                                                ($ thousands)

Income tax at regular rates         $ 5,856   $ 5,909   $ 8,020   $10,379
Percent                                35.0%     35.0%     35.0%     35.0%

State taxes less federal benefits       555       702     1,097     1,331
Percent                                 3.3%      4.2%      4.8%      4.5%

Amortization of goodwill                246       251       777       754
Percent                                 1.5%      1.5%      3.4%      2.5%

Minority interest                       367       317       846       715
Percent                                 2.2%      1.9%      3.7%      2.4%

Adjustment of deferred taxes
  for rate increase                     -         677       -         677
Percent                                 -         4.0%      -         2.3%

Retroactive effective of tax
  rate increase on 1993 taxes           -         151       -         -
Percent                                 -         0.9%      -         -

Other items                             506       123       805       452
Percent                                 3.0%      0.7%      3.5%      1.5%
                                    -------   -------   -------   -------
Income tax expense                  $ 7,530   $ 8,130   $11,545   $14,308
Percent                                45.0%     48.2%     50.4%     48.2%
                                    =======   =======   =======   =======

NOTE E -- OPERATING EXPENSES AND COSTS

                                  Three Months Ended    Nine Months Ended
                                     September 30           September 30
                                   1994        1993       1994       1993
                                                (unaudited)
                                               ($ thousands)
Carrier Operations:
  Salaries and wages             $166,829   $152,640   $444,722    $440,424
  Supplies and expenses            25,888     23,909     68,081      72,258
  Operating taxes and licenses      9,059      8,827     26,017      25,378
  Insurance                         5,233      4,435     13,199      12,652
  Communications and utilities      5,679      5,747     16,617      17,857
  Depreciation and
   amortization                     6,364      6,156     17,913      19,779
  Rents                            17,554     13,851     48,895      35,033
  Other                               903      1,195      3,339       2,975
                                 --------   --------   --------    --------
                                  237,509    216,760    638,783     626,356

Tire Operations:
  Cost of sales                    28,816     23,799     76,509      57,652
  Selling, administrative and
   general                          6,924      5,809     19,508      15,294
                                 --------   --------   --------    --------
                                   35,740     29,608     96,017      72,946

Service and Other                   1,504      1,350      4,647       4,074
                                 --------   --------   --------    --------
                                 $274,753   $247,718   $739,447    $703,376
                                 ========   ========   ========    ========

NOTE F -- LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company generally maintains liability insurance against risks arising out of the normal course of its business.

ABF stores some fuel for its tractors and trucks in 100 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

NOTE G -- LONG-TERM DEBT

The Company entered into a $20 million term credit agreement, dated as of April 25, 1994, with NationsBank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement will be used in financing the construction of the Company's corporate office which is expected to be completed by January 1995. Amounts advanced and unpaid shall bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October hereafter, commencing on July 15, 1994. At September 30, 1994, there was $19.5 million outstanding.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. At September 30, 1994, ABF had $55 million financed through this facility. The Company used funds provided by the facility to finance the acquisition of Clipper Exxpress Company and two affiliated companies. (See Note H.)

On July 1, 1994, the Company amended its Credit Agreement with Societe Generale, as Agent, and NationsBank of Texas as Co-Agent. Among other things, the amendment extended the maturity date of the revolving credit facility to September 30, 1997 and changed one of the Company's interest rate options from LIBOR plus 1 1/2% to LIBOR plus 3/4%.


NOTE H -- ACQUISITIONS

On September 30, 1994 Arkansas Best Corporation consummated the purchase of all outstanding stock of Clipper Exxpress Company ("Clipper"), Agricultural Express of America, Inc. ("AXXA") and Agile Freight System, Inc. ("Agile") (collectively the "Clipper Group") pursuant to a stock purchase agreement entered into on August 18, 1994. The Company's total purchase price is $60 million in cash, subject to certain closing audit adjustments. The Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its receivables purchase agreement.
The final payment which is due on May 15, 1995 will be funded from cash on hand and/or funds available under its existing credit facilities.

On October 12, 1994, the Company announced that its wholly owned subsidiary, Integrated Distribution Systems, Inc., had entered into agreements to acquire all the stock of Traveller Enterprises ("Traveller") and Commercial Warehouse Company ("CWC") (collectively the "Traveller Group"). Integrated Distribution Systems, Inc. exchanged 310,191 shares of the Company's Common Stock, $.01 par value, for the stock of Traveller and CWC. The Traveller Group has combined annual revenues of approximately $17.5 million.

Pro forma information (as if the Clipper Group and Traveller Group acquisitions were completed at the beginning of the respective periods) for the nine months ended September 30, 1994 and 1993 is as follows:
                                                       Nine Months Ended
                                                         September 30
                                                      1994           1993
                                                        ($ thousands)

Operating revenues                                 $ 880,625      $ 845,030
Operating expenses                                   841,999        803,999
                                                   ---------      ---------
                                                      38,626         41,031
Interest expense, net                                  7,451          8,288
Minority interest in subsidiary                        2,486          2,103
Other income, net                                      1,508          1,188
Provision for income taxes                            13,205         14,229
                                                   ---------      ---------
Income before extraordinary item                   $  13,976      $  15,223
                                                   =========      =========
Earnings per common share before
 extraordinary item                                $    0.55      $    0.64
                                                   =========      =========
Average common shares outstanding                     19,615         19,472
                                                   =========      =========

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

On September 30, 1994, the Company consummated the purchase of all outstanding stock of Clipper Exxpress Company ("Clipper"), Agricultural Express of America, Inc. ("AXXA") and Agile Freight System, Inc. ("Agile") (collectively the "Clipper Group") pursuant to a stock purchase agreement entered into on August 18, 1994. The Company's total purchase price is $60 million in cash, subject to certain closing audit adjustments. The Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its receivables purchase agreement. The final payment which is due on May 15, 1995 will be funded from cash on hand and/or funds available under its existing credit facilities.

On October 12, 1994, the Company announced that its wholly owned subsidiary, Integrated Distribution Systems, Inc., had entered into agreements to acquire all the stock of Traveller Enterprises ("Traveller") and Commercial Warehouse Company ("CWC") (collectively the "Traveller Group"). Integrated Distribution Systems, Inc. exchanged 310,191 shares of the Company's Common Stock, $.01 par value, for the stock of Traveller and CWC. The Traveller Group has combined annual revenues of approximately $17.5 million.

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

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                   1994        1993       1994       1993
                                               ($ thousands)

OPERATING REVENUES
  Carrier operations             $254,019   $233,222   $662,150    $657,487
  Tire operations                  39,149     32,663    104,163      79,808
  Other                             1,083      1,221      3,679       3,643
                                 --------   --------   --------    --------
                                 $294,251   $267,106   $769,992    $740,938
                                 ========   ========   ========    ========

OPERATING EXPENSES AND COSTS

CARRIER OPERATIONS
  Salaries and wages             $166,829   $152,640   $444,722    $440,424
  Supplies and expenses            25,888     23,909     68,081      72,258
  Operating taxes and licenses      9,059      8,827     26,017      25,378
  Insurance                         5,233      4,435     13,199      12,652
  Communications and utilities      5,679      5,747     16,617      17,857
  Depreciation and amortization     6,364      6,156     17,913      19,779
  Rents                            17,554     13,851     48,895      35,033
  Other                               903      1,195      3,339       2,975
  Other non-operating (net)            81       (293)       264        (334)
                                 --------   --------   --------    --------
                                  237,590    216,467    639,047     626,022

TIRE OPERATIONS
  Cost of sales                    28,816     23,799     76,509      57,652
  Selling, administrative
   and general                      6,924      5,809     19,508      15,294
  Other non-operating (net)            80         14        334          17
                                 --------   --------   --------    --------
                                   35,820     29,622     96,351      72,963

SERVICE AND OTHER                   1,439      1,468      4,474       4,412
                                 --------   --------   --------    --------
                                 $274,849   $247,557   $739,872    $703,397
                                 ========   ========   ========    ========
OPERATING PROFIT (LOSS)
  Carrier operations             $ 16,429   $ 16,755   $ 23,103    $ 31,465
  Tire operations                   3,329      3,041      7,812       6,845
   Other                             (356)      (247)      (795)       (769)
                                 --------   --------   --------    --------
TOTAL OPERATING PROFIT             19,402     19,549     30,120      37,541
MINORITY INTEREST                   1,079        933      2,486       2,103
INTEREST EXPENSE                    1,592      1,732      4,721       5,783
                                 --------   --------   --------    --------
INCOME BEFORE INCOME
 TAXES AND EXTRAORDINARY ITEM    $ 16,731   $ 16,884   $ 22,913    $ 29,655
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

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30
                                        1994      1993      1994      1993

CARRIER OPERATIONS
  Salaries and wages                    65.7%     65.4%     67.2%     67.0%
  Supplies and expenses                 10.2      10.3      10.3      11.0
  Operating taxes and licenses           3.6       3.8       3.9       3.9
  Insurance                              2.1       1.9       2.0       1.9
  Communications and utilities           2.2       2.5       2.5       2.7
  Depreciation and amortization          2.5       2.6       2.7       3.0
  Rents                                  6.9       5.9       7.4       5.3
  Other                                  0.3       0.5       0.5       0.5
  Other non-operating (net)              0.0      (0.1)      0.0      (0.1)
                                       -----      ----      ----      ----
     Total Carrier Operations           93.5%     92.8%     96.5%     95.2%
                                       =====      ====      ====      ====


TIRE OPERATIONS
  Cost of sales                         73.6%     72.9%     73.5%     72.2%
  Selling, administrative
   and general                          17.7      17.8      18.7      19.2
  Other non-operating (net)              0.2       0.0       0.3       0.0
                                       -----     -----     -----     -----
     Total Tire Operations              91.5%     90.7%     92.5%     91.4%
                                       =====     =====     =====     =====

Results of Operations

Three Months Ended September 30, 1994 As Compared With Three Months Ended September 30, 1993


Consolidated revenues of the Company for the three months ended
September 30, 1994 were $294.3 million compared to $267.1 million for the three months ended September 30, 1993. The Company had operating profit of $19.4 million for the three months ended September 30, 1994 compared to operating profit of $19.5 million for the three months ended
September 30, 1993. Net income for the three months ended September 30, 1994 was $9.2 million, or $.40 per common share, compared to net income of $8.8 million, or $.38 per common share for the three months ended
September 30, 1993. Net income for the three months ended September 30, 1993 was reduced by $828,000, or $.04 per common share (assuming full dilution), to reflect the retroactive increase in the corporate federal tax rate under the Revenue Reconciliation Act of 1993.

Earnings per common share for the three months ended September 30, 1994 and 1993 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended
September 30, 1994 were 23.1 million shares compared to 23.0 million shares for the three months ended September 30, 1993. Per share earnings reflect full dilution and assume conversion of preferred shares to common.

Motor Carrier Operations Segment. Revenues from the motor carrier operations segment increased 8.9% to $254.0 million for the three months ended
September 30, 1994 from $233.2 million for the three months ended
September 30, 1993. The increase resulted primarily from a 7.4% increase in total tonnage and a 1.7% increase in revenue per hundredweight. The increase in total tonnage consisted of an 8.3% increase in less-than-truckload ("LTL") tonnage and a 4.6% increase in truckload tonnage compared to the three months ended September 30, 1993. The increase is due primarily to a favorable economy, a stable pricing environment and consistent performance by ABF in responding to customer needs.

Motor carrier segment operating expenses as a percent of revenues increased to 93.5% for the three months ended September 30, 1994 from 92.8% for the three months ended September 30, 1993. Salaries and wages expense as a percent of revenues increased to 65.7% for the three months ended
September 30, 1994 compared to 65.4% for the three months ended
September 30, 1993, resulting primarily from contractual wage increases which went into effect in April 1994 under the new collective bargaining agreement. Insurance expense as a percent of revenues increased to 2.1% for the three months ended September 30, 1994 from 1.9% for the three months ended September 30, 1993, resulting primarily from an increase to the loss and damage claims reserve. Communications and utilities expenses as a percent of revenues decreased to 2.2% for the three months ended September 30, 1994 from 2.5% for the three months ended September 30, 1993. The decrease resulted primarily from the increase in sales and the fact that a portion of communications and utilities expenses are relatively fixed costs.

Rent expense as a percent of revenues increased to 6.9% for the three months ended September 30, 1994 from 5.9% for the three months ended
September 30, 1993. The increase in rent expense resulted primarily from the utilization of alternate modes of outside transportation during periods of peak activity and the use of operating leases. During the previous three years, ABF has financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. In 1994, ABF utilizing borrowings under its Credit Agreement, purchased road tractors under its replacement program, which will increase depreciation and interest expense and decrease rent expense.

Tire Operations Segment. Treadco's revenues for the three months ended September 30, 1994 increased 19.9% to $39.1 million from $32.7 million for the three months ended September 30, 1993. For the three months ended September 30, 1994, "same store" sales increased 7.0% and "new store" sales accounted for 13.0% of the total increase from the three months ended September 30, 1993. "Same store" sales include both production locations and satellite sales locations that have been in existence for the entire three-month periods of 1994 and 1993. "Same store" sales increased primarily as a result of a higher demand for both new replacement and retreaded truck tires during the period and an increase in market share in the areas served. "New store" sales resulted primarily from the August 1993 acquisition of Trans-World Tire Corporation ("Trans-World") in Florida. Revenues from retreading for the three months ended September 30, 1994 increased 17.2% to $20.7 million from $17.6 million for the three months ended September 30, 1993. Revenues from new tire sales increased 22.9% to $18.4 million for the three months ended September 30, 1994 from $15.1 million for the three months ended September 30, 1993.

Tire operations segment operating expenses as a percent of revenues were 91.5% for the three months ended September 30, 1994 compared to 90.7% for the three months ended September 30, 1993. Cost of sales for the tire operations segment as a percent of revenues increased to 73.6% for the three months ended September 30, 1994 from 72.9% for the three months ended
September 30, 1993 resulting primarily from integrating the August 1993 acquisition of five Florida facilities into TREADCO. Although the integration is progressing as planned, the costs of sales as a percent of revenues are higher at the Florida locations. Effective October 1, 1994, Bandag Incorporated ("Bandag") announced a 4% price increase. Bandag provides the Company with its raw materials for the retreading process. Management believes it will be difficult to recoup the price increase during the fourth quarter. The Company's new tire manufacturers are implementing a price increase effective November 1, 1994 of 2%. Management believes it will be easier to pass on the new tire price increase to TREADCO's customers, because of the shortage in availability of new tires. Selling, administrative and general expenses for the tire operations segment decreased to 17.7% for the three months ended September 30, 1994 from 17.8% for the three months ended September 30, 1993.

Interest. Interest expense was $1.6 million for the three months ended September 30, 1994 compared to $1.7 million during the three months ended September 30, 1993. Lower average interest rates under the Company's borrowing arrangements and the utilization of operating leases mainly offset by an increase in the average long-term debt outstanding resulted in the decrease in interest expense. The increase in average long-term debt outstanding consisted primarily of drawing funds on a term loan under the existing Credit Agreement.

Income Taxes. The difference between the effective tax rate for the three months ended September 30, 1994 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, undistributed earnings of TREADCO and other nondeductible expenses (see Note D to the consolidated financial statements).

Nine Months Ended September 30, 1994 As Compared With Nine Months Ended September 30, 1993

Consolidated revenues of the Company for the nine months ended
September 30, 1994 were $770.0 million compared to $740.9 million for the nine months ended September 30, 1993. The Company had operating profit of $30.1 million for the nine months ended September 30, 1994 compared to operating profit of $37.5 million for the nine months ended
September 30, 1993. Net income for the nine months ended September 30, 1994 was $11.4 million, or $.42 per common share (after giving consideration to preferred stock dividends of $2.1 million), compared to net income of $15.0 million, or $.64 per common share for the nine months ended
September 30, 1993. The net income of $11.4 million, or $.42 per common share, also compares to income before extraordinary item of $15.3 million, or $.65 per common share for the nine months ended September 30, 1993. During the nine months ended September 30, 1993, the Company recorded an extraordinary loss of $329,000 (net of income tax benefit of $201,000), or $.01 per common share for the net loss on extinguishment of debt. Earnings per common share for the nine months ended September 30, 1994 and September 30, 1993 give consideration to preferred stock dividends of $3.2 million and $2.8 million, respectively. Net income for the three months ended September 30, 1993 was reduced by $828,000, or $.04 per common share (assuming full dilution), to reflect the retroactive increase in the corporate federal tax rate under the Revenue Reconciliation Act of 1993. Average common shares outstanding for the nine months ended
September 30, 1994 were 19.3 million shares compared to 19.2 million shares for the nine months ended September 30, 1993. Outstanding shares for the nine months do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Consolidated revenues and income for the nine months ended September 30, 1994 were adversely affected by the 24-day labor strike by the Teamsters' union employees of ABF in April. As a result of the strike, the Company incurred a $.68 loss per common share during the month of April.

Motor Carrier Operations Segment. ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the Teamsters' employees of ABF and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four-year contract. ABF Teamsters employees began returning to work at 12:01 a.m. on April 30, 1994. The contract has since been voted on and ratified by the IBT membership. During the strike, the non-union employees of the Company were given an across-the-board pay reduction instead of having lay-offs. The 40% reduction in pay for the non-union employees during the strike amounted to approximately $3.3 million.

Revenue and income comparisons for the nine months have been negatively affected by the strike. Under the new labor contract which was effective retroactive to April 6, 1994, salaries, wages and benefits for full-time employees will increase 2.7% annually during the first year of the contract. The increase will be offset in part by the option to use casual workers on the dock after 40 hours of work is provided to all regular employees, a freeze on some casual workers' pay for the life of the contract and a reduction in new hire step rates. The new contract allows ABF to use intermodal or rail service for up to 28% of the line-haul operations. An increased use of rail will result in higher rent expense and may reduce over-the-road and labor costs.

During the previous three years, ABF has financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. In 1994, ABF utilizing borrowings under its Credit Agreement, purchased road tractors under its replacement program, which will increase depreciation and interest expense and decrease rent expense.

Tire Operations Segment Treadco's revenues for the nine months ended September 30, 1994 increased 30.5% to $104.2 million from $79.8 million for the nine months ended September 30, 1993. For the nine months ended September 30, 1994, "same store" sales increased 10.6% and "new store" sales accounted for 19.6% of the total increase from the nine months ended September 30, 1993. "Same store" sales include both production locations and satellite sales locations that have been in existence for the entire nine-month periods of 1994 and 1993. "Same store" sales increased primarily as a result of a higher demand for both new replacement and retreaded truck tires during the period and an increase in market share in the areas served. "New store" sales resulted primarily from the August 1993 acquisition of Trans-World. Revenues from retreading for the nine months ended September 30, 1994 increased 27.4% to $56.7 million from $44.5 million for the nine months ended September 30, 1993. Revenues from new tire sales increased 34.5% to $47.5 million for the nine months ended September 30, 1994 from $35.3 million for the nine months ended September 30, 1993.

Tire operations segment operating expenses as a percent of revenues were 92.5% for the nine months ended September 30, 1994 compared to 91.4% for the nine months ended September 30, 1993. Cost of sales for the tire operations segment as a percent of revenues increased to 73.5% for the nine months ended September 30, 1994 from 72.2% for the nine months ended September 30, 1993 resulting primarily from integrating the August 1993 acquisition of five Florida facilities into TREADCO. Although the integration is progressing as planned, the costs of sales as a percent of revenues are higher at the Florida locations. Suppliers have announced a price increase on raw materials and new tires in the fourth quarter of 1994 (see discussion in the comparisons of three months results of operations). Selling, administrative and general expenses for the tire operations segment decreased to 18.7% for the nine months ended September 30, 1994 from 19.2% for the nine months ended September 30, 1993. The decrease resulted primarily from the increase in sales and the fact that a portion of selling, administrative and general expenses are fixed costs.

Interest. Interest expense was $4.7 million for the nine months ended September 30, 1994 compared to $5.8 million during the nine months ended September 30, 1993. A decrease in long-term debt outstanding, lower average interest rates under the Company's borrowing arrangements and the utilization of operating leases resulted in the decrease in interest expense. The decrease in long-term debt consisted primarily of retiring $50 million in principal of a term loan under its existing Credit Agreement and financing a portion of its revenue equipment with operating leases.

Income Taxes. The difference between the effective tax rate for the nine months ended September 30, 1994 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was .83:1 at September 30, 1994 compared to 1.07:1 at December 31, 1993. The decrease in the current ratio resulted primarily from the acquisition of the Clipper Group. Net cash provided by operating activities for the nine months ended September 30, 1994 was $41.2 million compared to $25.8 million for the nine months ended September 30, 1993. The increase is due primarily to an increase in accounts payable and accrued expenses offset in part by a reduction in net income.

The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas a Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $100 million, including $40 million for letters of credit. There are no borrowings outstanding under the Revolving Credit Facility and approximately $38.2 million of letters of credit outstanding at September 30, 1994. The Revolving Credit Facility is payable on September 30, 1997. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and the TREADCO common stock owned by the Company. At September 30, 1994, the borrowing base was $108.5 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either: (i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 3/4%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial covenants. As of September 30, 1994, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

The Company entered into a $20 million term credit agreement, dated as of April 25, 1994, with NationsBank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement will be used in financing the construction of the Company's corporate office which is expected to be completed by January 1995. Amounts advanced and unpaid shall bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October hereafter commencing on July 15, 1994. At September 30, 1994, there was $19.5 million outstanding.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. At September 30, 1994, ABF had $55 million of receivables financed through this facility. ABF financed $52.5 million of receivables to provide funds to the Company for the acquisition of the Clipper Group.

On September 30, 1994, the Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its existing lines of credit. The final $6 million payment (subject to certain closing audit and other contractual adjustments) which is due May 15, 1995 will be funded from cash and/or funds provided under its existing lines of credit.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under its existing credit facilities and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

Seasonality

The motor carrier segment is affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. TREADCO's operations are somewhat seasonal with the last nine months of the calendar year generally having the highest levels of sales.

                                  PART II.

                              OTHER INFORMATION
                          ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company generally maintains liability insurance against risks arising out of the normal course of its business (see Note F to the Company's Unaudited Consolidated Financial Statements).
ITEM 2.  CHANGES IN SECURITIES.

     None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               Exhibit 11 - Statement Re: Computation of Earnings Per Share.

          (b)  Reports on Form 8-K.

               Form 8-K dated August 18, 1994
                 Item 5. Other Events -- Announcement of agreement to purchase all the stock of Clipper Exxpress Company and two affiliated transportation companies.

               Form 8-K dated September 30, 1994
                 Item 2. Acquisition or Disposition of Assets -- Acquisition of Clipper Exxpress Company, Agricultural Express of America, Inc. and Agile Freight System, Inc.
                 Item 7. Financial Statements and Exhibits -- Financial statements of Clipper Exxpress, Agricultural Express of America, Inc. and Agile Freight System, Inc. and pro forma financial information to be filed under cover of Form 8-K/A as soon as practible. Stock Purchase Agreement dated August 18, 1994 by and among Arkansas Best Corporation and the Shareholders of Clipper Exxpress Company, Agile Freight System, Inc. and Agricultural Express of America, Inc.

                 Form 8-K/A No. 1 dated September 30, 1994
                   Item 7. Financial Statements and Exhibits -- Audited financial statements of Clipper Exxpress Company, Agricultural Express of America, Inc. and Agile Freight System, Inc. for the years ended December 31, 1993 and 1992. Unaudited financial statements of Clipper Exxpress Company, Agricultural Express of America, Inc. and Agile Freight System, Inc. for the six months ended June 30, 1994 and 1993. Pro forma condensed consolidated statements of income for the year ended December 31, 1993 and the six months ended June 30, 1994 and the pro forma condensed consolidated balance sheet as of June 30, 1994.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ARKANSAS BEST CORPORATION
                                                  (Registrant)

Date:  November 11, 1994              s/Donald L. Neal
       -----------------              ------------------------------------
                                      Donald L. Neal - Senior Vice
                                      President - Chief Financial Officer,
                                      and Principal Accounting Officer