Form 10-K405
period 1994-12-31
ARKANSAS BEST CORP /DE/
filed 1995-03-22
CIK 894405

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year December 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from _____________ to ______________.

Commission file number 0-19969

                          ARKANSAS BEST CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                               71-0673405
- ----------------------------------------------   ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas            72903
- ----------------------------------------------   ----------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1995, was $207,712,691.

The number of shares of Common Stock, $.01 par value, outstanding as of March 1, 1995, was 19,513,708.

Documents incorporated by reference:

Portions of the proxy statement for the Arkansas Best Corporation annual shareholders' meeting to be held May 9, 1995 are incorporated by reference into Part III.

                          ARKANSAS BEST CORPORATION
                                  FORM 10-K

                              TABLE OF CONTENTS

ITEM                                                                PAGE
NUMBER                                                             NUMBER


                                   PART I

Item 1. Business                                                      3
Item 2. Properties                                                   22
Item 3. Legal Proceedings                                            23
Item 4. Submission of Matters to a Vote of Security Holders          23


                                   PART II

Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                      24
Item 6. Selected Financial Data                                      25
Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations            27
Item 8. Financial Statements and Supplementary Data                  37
Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      37


                                  PART III

Item 10. Directors and Executive Officers of the Registrant          38
Item 11. Executive Compensation                                      38
Item 12. Security Ownership of Certain Beneficial
            Owners and Management                                    38
Item 13. Certain Relationships and Related Transactions              38


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                  39

                                   PART I.


ITEM 1.   BUSINESS

(a)  General Development of Business

Corporate Profile

Arkansas Best Corporation, (the "Company") is engaged, through its motor carrier subsidiaries, in less-than-truckload ("LTL") shipments of general commodities. The Company is also engaged, through its 46%-owned subsidiary, Treadco, Inc. ("Treadco"), in truck tire retreading and new truck tire sales and, through its freight forwarding subsidiaries, in intermodal marketing and freight logistics services.

ABF Freight System, Inc. ("ABF") founded in 1935, is the Company's largest motor carrier subsidiary and currently accounts for approximately 77% of the Company's consolidated revenues (revenue percentages of total revenue in this discussion are based on 1994 amounts adjusted to consider the anticipated full-year impact of the Clipper acquisition discussed below). Based on revenues for 1994, as reported to the Interstate Commerce Commission (the "ICC"), ABF has grown to the 5th largest LTL motor carrier of general commodities in the United States from the 48th largest in 1965.

Clipper Exxpress Company ("Clipper"), the Company's largest freight forwarding subsidiary, was acquired in 1994 and currently accounts for approximately 8% of the Company's consolidated revenues. Clipper is a knowledge-based intermodal marketing and freight logistics company.

Treadco, which currently accounts for approximately 11% of the Company's consolidated revenues, is the nation's largest independent tire retreader for the trucking industry and the second largest commercial truck tire dealer.

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

(b)  Financial Information about Industry Segments

The response to this portion of Item 1 is included in "Note M - Business Segment Data" of the notes to the Company's consolidated financial statements for the year ended December 31, 1994, which is submitted as a separate section of this report.

(c)  Narrative Description of Business

Motor Carrier Operations

General

The Company's motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine"). ABF, which concentrates on long-haul transportation of general commodities freight, involving primarily LTL shipments, is the Company's largest motor carrier subsidiary, accounting for approximately 98% of the Company's motor carrier revenues for 1994. ABF-BC and ABF Canada operate out of 14 terminals in Canada. Cartage focuses on shipments in and out of Hawaii and Land-Marine currently concentrates on shipments in and out of Puerto Rico.

ABF Freight System, Inc.

ABF is the largest subsidiary of the Company, currently accounting for approximately 77% of the Company's consolidated revenues. ABF has grown to become the fifth largest LTL motor carrier in the United States from the forty-eighth largest in 1965, based on revenues for 1994 as reported to the ICC. ABF, which concentrates on long-haul LTL shipments, provides direct service to 939 of the 952 cities in the United States having a population of 25,000 or more. ABF and the Company's other motor carrier subsidiaries have 338 terminals and operate in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has more than 50,000 customers, including approximately 335 national accounts. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1994, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 10% of ABF's revenues.

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

International Markets

ABF-Canada and ABF-BC's Canadian operations are comprised of 14 terminals in the provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Prince Edward Island, Ontario, and Quebec. In addition, ABF maintains a national account sales office in Montreal. Also available is simplified rating to and from Canada, similar to the zip-rating program which ABF uses in the United States.

Through an alliance with Mexico's largest LTL specialist, ABF provides motor carrier services to that country as well. This service gives ABF customers a practically seamless operation featuring single-billing including all freight charges, through-cargo claims liability and tracing, diskette rating, voice-response rate quotes and shipment status, hazardous materials service, and payment in either U.S. dollars or in Mexico pesos. This service is offered to and from all points serviced through ABF tariffs to and from specified points in Mexico. ABF has expanded its Mexico sales and customer support staffs and maintains ABF sales offices in Mexico City, Monterey and Guadalajara.

Since entering the worldwide market in 1992, ABF has put together a seamless, single-bill service to more than 200 ports in 124 countries throughout the world. The service also allows electronic shipment tracing from origin to destination.

Specialized Services

Through an alliance with Burnham Service Corporation, ABF's TurnKey service provides customers a seamless, one-source transportation system featuring door-to-door/through-the-door deliveries plus personalized unpack and set-up services. ABF picks up the products from the shipper and delivers them to a Burnham center nearest the consignee's address. From that point, Burnham contacts the customer and arranges the most suitable delivery time. TurnKey has one-call access, single-carrier liability, through-rates and one-source invoicing. It uses the most sophisticated state-of-the-art satellite communications, bar-coding technology, and computer linkage between ABF and the customer for on-going up-to-the-minute status checks on shipments. The service is available from any point served by the ABF system to any point in the contiguous 48 states.

TimeKeeper is another in our line of specialized services. TimeKeeper provides the customer with a money-back guaranteed, expedited service in those instances when a shipment absolutely must be delivered by a certain day. TimeKeeper is a premium service that provides an option to air freight, at rates that are lower than most air freight rates and other expedited options.

Statistical Information

The following table sets forth certain statistical information regarding
ABF's operations (including inter-company operations) for the five years ended December 31, 1994.
                                               Year Ended December 31
                                   1994      1993      1992      1991      1990
                                                   (Unaudited)

Operating ratio                     96.4%     95.8%     94.9%     96.3%    95.1%
Average length of haul (miles)     1,214     1,198     1,201     1,192     1,175
Employees (1)                     11,876    10,719    10,545    10,184    10,159
Miles per gallon                    6.32      6.12      5.87      5.65      5.62
Fuel cost per mile (2)             $.085     $.094     $.110     $.116     $.132
Terminals (at end of period)(3)      322       323       317       320       319

Tractors
  Road Tractors                    1,498     1,385     1,385     1,385     1,338
  City Tractors                    2,483     2,469     2,474     2,368     2,188

Trailers
  Road Trailers -- doubles        12,734    12,263    11,718    11,405    10,679
  Road Trailers -- long              230       231       251       274       274
  City Trailers                    1,364     1,395     1,365     1,187     1,219

Less-than-Truckload (4)
  Revenue (000's)               $797,393  $772,872  $748,470  $697,602  $661,611
  Percent of total revenue          88.3%     88.3%     88.8%     89.1%     88.2%
  Tonnage (000's)                  2,677     2,620     2,542     2,384     2,326
  Percentage of total tonnage       76.8%     76.5%     77.2%     78.5%     76.9%
  Shipments (000's)                4,935     4,948     4,899     4,793     4,779
  Revenue per hundredweight       $14.89    $14.75    $14.72    $14.63    $14.22
  Average weight per shipment
    (pounds)                       1,085     1,059     1,038       995       973

Truckload
  Revenue (000's)               $105,798  $102,635  $ 94,242  $ 85,013  $ 88,917
  Tonnage (000's)                    809       807       752       654       700
  Shipments (000's)                   98        96        89        78        82
  Revenue per hundredweight        $6.54     $6.36     $6.27     $6.50     $6.36
  Average weight per shipment
    (pounds)                      16,502    16,776    16,858    16,707    17,034

<F1>
(1) At end of period for salaried employees and mid-December for hourly employees.
<F2>
(2)  Excludes fuel tax per mile of $.059, $.069, $.067, $.071 and $.073 for 1990 through 1994, respectively.
<F3>
(3)  Does not include terminals of ABF-BC, ABF Canada, Land Marine and Cartage.
<F4>
(4)  Defined by the ICC as shipments weighing less than 10,000 pounds.

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

To improve service, ABF makes information readily accessible to its customers through various electronic pricing, billing and tracing services, referred to by ABF as the "Q-Family" of services. The ABF Q-Family offers a complete package of computer-supported information services. Q-Stat provides a monthly statistical report of a customer's shipping activity with ABF. Q-Bill offers most of the functions of a traffic department in a PC software package. Q-Bill provides for bill-of-lading preparation, automatic rating with an ABF tariff or competitor tariff, case label production and summary manifesting. Q-EDI is ABF's computer-to-computer electronic data interchange
(EDI) system. The following standard transactions are presently supported:(i) shipment status information for shipment tracking and performance monitoring;
(ii) freight bills for payment and auditing, and (iii) bill-of-lading information for carrier billing and rating. Q-Info is a PC-based shipment status information system designed to aid ABF customers in the performance of their daily traffic-related functions. Q-Info provides customized shipment status reports, up-to-the-minute tracing information and freight bill copies. Q-Line is a nationwide hotline which can be reached 24-hours a day, seven days a week, from any touch-tone telephone. It is a voice response system which allows "conversation" with the ABF computer for tracing, rates, loss and damage claims, and transit time information. ABF originated diskette rating and, in management's opinion, continues to set the industry standard. Q-Rate provides North American rating on diskette. In addition to supporting the ABF tariffs, information regarding coverage, transit times, and mileage is provided. ABF Q-Fax is the newest member to the Q-Family. Q-Fax provides tracking and tracing information to shippers without the computer sophistication to utilize Q-Info or Q-EDI. Customized reports showing shipment activity are faxed directly from ABF's mainframe computer to the customer's facsimile machine.

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

Revenue Equipment and Truck Terminals

In anticipation of the partial deregulation of the trucking industry, ABF began in 1978 to expand carrier services and geographic coverage. ABF and the Company's other motor carrier subsidiaries have increased their market coverage by expanding the number of terminals from 67 in early 1978 to 338 currently. A rapid period of terminal expansion from 1978 gave ABF substantially complete national geographic coverage and has not continued at the same pace since 1988. ABF owns 27 of its terminal facilities, leases 81 terminals from its affiliate, ABC Treadco, Inc. ("ABC Treadco") and leases the remaining terminals from independent third parties.

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

As of December 31, 1994, ABF owned or operated the following revenue equipment, which, excluding operating leases, had an aggregate net book value of approximately $96.2 million:

                                  Total No.               Units by ModelYear
                                  of Units   `95    `94   `93   `92   `91    `90    `89 Pre-'89

Intercity Tractors (1)               1,498    10    375   499   499   115
Intercity Trailers (2)                 230                                                  230
Intercity Trailers-Doubles (3)      12,734          500   820   600   749    499    410   9,156
Intracity Tractors (4)               2,483   209    217   319   280   300    391     45     722
Intracity Trailers                   1,364                                                1,364
Pickup/Delivery Trucks                  85           14          17                          54
Converters (used to connect
  two 28-foot trailers) (5)          2,785          250                                   2,535

<F1>
(1)  Includes 1,008 tractors being leased under operating lease.
<F2>
(2)  Includes 100 trailers being leased under capitalized lease.
<F3>
(3) Includes 923 trailers being leased under operating lease and 5,130 trailers being leased under capitalized lease.
<F4>
(4)  Includes 686 tractors being leased under capitalized lease.
<F5>
(5)  Includes 50 converters being leased under capitalized lease.

In 1994, under its equipment replacement program, ABF acquired 385 intercity tractors, 350 intracity tractors and 500 trailers. Internally generated funds, borrowings under the credit agreement and leases have been sufficient to finance these additions.

Data Processing

The Company, through a wholly owned subsidiary, is able to provide timely information, such as the status of all shipments in the system at any given point in time, that assists its operating personnel, as well as aids the marketing efforts of ABF. ABF continues to develop its on-line Freight Management System (FMS) aimed at perfecting service to customers and internal cost controls.

The use of Trailer Profiles was deployed in 1994. A computer program assesses the transit progress of each shipment and from this produces a profile on each load of freight moving through the ABF system. This profile then drives the order in which these loads are unloaded and dispatched through the breakbulk and linehaul network. This effectively corrects the movement of a shipment that is running behind schedule without jeopardizing the on-time delivery of other shipments.

The City Planning System was also completed this year. It provides a more dynamic way for terminal management to inventory and route shipments for delivery. Since it resides on the mainframe computer, it is available to all ABF terminals and offers features usually found only on expensive PC-based inbound planning systems.

The Origin Terminal Consolidation Analysis was also completed. It provides a means by which terminal management can collect data pertaining to their outbound shipments available on a given day and determine the best points to which those shipments should be consolidated and loaded. This reduces the cost of handling as well as transit time.

A battery of new programs was completed that will engage executive management more timely and efficiently into exceptions arising in daily operations. These programs continually assess various functions deemed critical to service and/or costs, and include the Delivery Backlog Report, Manning Strategy Model, Outbound Backlog Report, Tardy Spots Report, and Inbound Break Analysis. They are generated only when exceptions are detected. This essentially puts ABF controls on auto-pilot. It provides an efficient means for executive management to stay informed as to what is taking place in daily operations without taking away from their broader responsibilities. As long as operations remain normal, executive management can devote time to long-range planning. Yet when exceptions occur, they are poised to react quickly and decisively, preventing exceptions from becoming problems without having to sift through reams of data. Other such programs are planned for 1995.

During 1994, ABF installed a new customer database management system, AIMS (Account Information Management System). AIMS provides a centralized management tool for maintaining customer information. For example, a file of customer receiving requirements is maintained in AIMS. AIMS can be accessed on-line by all ABF general office departments and terminals.

The service bureau is staffed with 186 data processing specialists. The Company believes that its allocation of resources to data processing has assisted ABF in providing the type of quality services required by a sophisticated shipping public.

Employees

At December 31, 1994, ABF employed 11,876 persons. Employee compensation and related costs are the largest components of carrier operating expenses. In 1994, such costs amounted to 66.7% of carrier operations revenues. ABF is a signatory with the Teamsters to the National Master Freight Agreement (the "National Agreement") which became effective April 1, 1994, and expires
March 31, 1998. Under the National Agreement, employee wages and benefits increased an average of 2.7% annually during 1994 and will increase an average of 3.3% annually effective April 1, 1995, 3.8% on April 1, 1996 and 3.9% on April 1, 1997. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the Teamsters. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans. ABF is also a party to several smaller union contracts. Approximately 77% of ABF's employees are unionized, of whom approximately 1% are members of unions other than the Teamsters.

Five of the six largest LTL carriers are unionized and generally pay comparable wages. Non-union companies typically pay employees less than union companies.

Since December 1989, the Department of Transportation ("DOT") has required ABF and other domestic motor carriers to implement drug testing programs for their truck drivers to deter drug use. In December 1991, ABF implemented a random testing program to cover its entire driver work force. ABF has since April 1992 been testing as required by the federal government at an average rate of 50% annually of its driver work force. Statistics for 1994 indicate that ABF has administered 4,658 random, biennial re-certification and post-accident tests to its employees, with a pass rate of 99.4%.

Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

Insurance and Safety

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, auto liability, property damage and bodily injury and workers' compensation. The Company's motor carrier subsidiaries are effectively self-insured for the first $100,000 of each cargo loss, $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss, plus an aggregate of $750,000 of auto liability losses between $200,000 and $500,000. The Company maintains insurance contracts covering the excess of such losses in amounts it believes are adequate.
While insurance for motor carriers has become increasingly more expensive and more difficult to obtain, it remains essential to the continuing operations of a motor carrier. Although such insurance has become more difficult to obtain, the Company has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates.

ABF also believes that it has one of the best safety records in the trucking industry, based in part on having received first, second or third place safety awards from the American Trucking Associations ("ATA") every year for the past 22 years. ABF was awarded the ATA's President's Trophy in 1993, 1989 and 1984. The President's Trophy is awarded to the company with the most outstanding safety program. ABF's tractors are equipped with electronic control modules which prevent speeds in excess of 57 mph, thereby maximizing safety and fuel economy. Of the ABF general commodities shipments handled during the year ended December 31, 1994, more than 99% were free of any cargo claim, and of those having cargo claims, 89% were settled within 30 days of the claim date. The following table shows accidents and claims results for the last five years:

                                                        Year Ended December 31
                                             1994      1993      1992      1991      1990

Linehaul miles (000) per DOT
 linehaul accident (1)                       2,201     1,868     1,962     1,816     1,543
Selected categories of insurance
 expense as a percent of revenue:
  Cargo loss and damage claims                1.14%     1.00%     0.94%     1.03%     1.03%
  Public liability                            0.82      0.86      1.08      0.98      0.69
  Workers' Compensation                       1.87      1.79      1.83      2.00      1.61
                                             -----     -----     -----     -----     -----
Total                                         3.83%     3.65%     3.85%     4.01%     3.33%
                                             =====     =====     =====     =====     =====

<F1>
(1) An accident, as defined by the DOT, involves personal injury with treatment sought immediately away from the scene of the accident or disabling damage that requires a vehicle to be towed from the scene of the accident.

Fuel

The motor carrier industry is dependent upon the availability of diesel fuel. Material adverse effects on the operations and profitability of the industry, as well as ABF, could occur as a result of significant increases in fuel costs, fuel taxes or shortages of fuel. Management, however, believes that ABF would be impacted to a lesser extent than truckload carriers if prices increased dramatically because fuel costs are a smaller percentage of costs for LTL carriers. Further, management believes that ABF's operations and financial condition are no more susceptible to fuel price increases or fuel shortages than its competitors.

On October 1, 1993, the new Federal Diesel Fuel Regulations went into effect. The new regulations require the use of low sulfur highway diesel in all on-road diesel powered motor vehicles. ABF is in compliance with the new regulations.

Competition, Pricing and Industry Factors

The trucking industry is highly competitive. ABF actively competes for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. In general, ABF and most of the other principal motor carriers use similar tariffs to rate interstate shipments. Competition for freight revenue, however, has resulted in discounting which effectively reduces prices paid by shippers. In an effort to maintain and improve its market share, ABF offers and negotiates various discounts. See "Business -- Motor Carrier Operations -- Regulation."

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

The trucking industry, including ABF, is affected directly by the state of the overall economy. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.

Regulation

ABF's operations in interstate commerce are regulated by the ICC which has power to authorize motor carrier operations; require periodic financial reporting; and approve certain mergers, consolidations and acquisitions. The Federal Aviation Administration Authority Act of 1994, effective January 1, 1995, preempts the states' regulation of price, route and service in intrastate freight transportation. However, the states continue to have authority to regulate insurance and safety areas of intrastate freight transportation.

ABF, like other interstate motor carriers, is subject to certain safety requirements governing interstate operations prescribed by the DOT. ABF has earned a "satisfactory" rating (the highest of three grading categories) from the DOT. In addition, vehicle weight and dimensions remain subject to both federal and state regulations. More restrictive limitations on vehicle weight and size or on trailer length or configuration could adversely affect the profitability of ABF.

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

Management believes that ABF is in compliance in all material respects with applicable regulatory requirements relating to its operations. The failure of ABF to comply with the regulations of ICC, DOT or state agencies could result in substantial fines or revocation of ABF's operating authorities.

Specialized Motor Carriers

In addition to ABF, the Company has four other motor carrier subsidiaries:
ABF-BC, ABF-Canada, Land-Marine and Cartage. ABF-BC and ABF-Canada concentrate on shipments of general commodities freight primarily in Canada. Land-Marine currently concentrates on shipments of general commodities freight in and out of Puerto Rico and has ICC common carrier authority to operate in the continental United States. Cartage focuses on shipments in and out of Hawaii. In 1994, ABF-BC, ABF-Canada, Land-Marine and Cartage collectively provided approximately 2% of the Company's motor carrier revenues.

Tire Operations

Treadco, Inc.

Treadco is the nation's largest independent tire retreader for the trucking industry and the second largest commercial truck tire dealer. Treadco's revenues currently account for approximately 11% of the Company's consolidated revenues and are divided approximately 55% and 45% between retread sales and new tire sales, respectively. In 1994, Treadco sold approximately 612,000 retreaded truck tires, which were manufactured at its production facilities in Arizona, Arkansas, Florida, Georgia, Louisiana, Missouri, Ohio, Oklahoma and Texas, and sold approximately 353,000 new tires.

Retreaded truck tires are significantly less expensive than new truck tires (about one-third of the cost) and generally last as long as new tires used in similar applications. Moreover, most tire casings can be retreaded one or two times. The retail selling price of Treadco's retread tires ranges from about $80 to $110 with an average retail selling price of $85, compared to $260 to $325 for a new tire. Treadco also sells retreads including casings not supplied by the customer for $150 to $180, averaging about $169 per tire. Since tire expenses are a significant operating cost for the trucking industry, many truck fleet operators develop comprehensive periodic tire replacement and retread management programs. On its weekly sales routes, Treadco picks up a fleet's casings and returns them the following week, thus providing a continuous supply of both retreads and new tires as needed. In order to fully service its customers, Treadco also sells new truck tires manufactured by Bridgestone, Michelin, General, Dunlop, Sumitomo, Kumho, and other manufacturers. According to Bridgestone and Dunlop, Treadco is their largest domestic truck tire dealer, and according to Michelin, Treadco is one of its largest domestic truck tire dealers.

Treadco was organized in June 1991 as the successor to the tire business conducted and developed by ABC Treadco, a wholly owned subsidiary of the

Company. ABC Treadco transferred the tire business-related assets, including the Bandag Incorporated ("Bandag") franchise agreements, to Treadco in exchange for all the outstanding capital stock of Treadco. In October 1991, Treadco completed an initial public offering of 2,679,300 shares (including 179,300 shares sold by ABC Treadco pursuant to an over-allotment option) of its common stock at $16.00 per share (the "Treadco Offering). In December 1993, ABC Treadco's shares in Treadco were transferred to the Company. As of December 31, 1994, the Company's percentage ownership of Treadco was 45.9%, while retaining control of Treadco by reason of its stock ownership, board representation and provision of management services. As a result, Treadco is consolidated with the Company for financial reporting purposes, with the ownership interest of the other stockholders reflected as a minority interest.

The Bandag Relationship

Treadco retreads truck tires in 26 locations pursuant to multi-year franchise agreements with Bandag. Each of Treadco's production facilities is covered by a separate Bandag franchise agreement that grants Treadco the non-exclusive right to retread truck tires at the facility using Bandag's retreading process, materials and equipment and to sell such retread tires, using the "Bandag" trademark, without any territorial restrictions. In return, each of Treadco's production facilities covered by a Bandag franchise agreement must purchase its rubber requirements from Bandag at prices established by Bandag. The franchises also provide Treadco with a number of support programs, including training for technical and sales personnel, field-service engineering back-up, marketing programs and ongoing research and development. Bandag has informed Treadco that Treadco, with its 26 separate franchise locations, is Bandag's largest domestic franchisee in terms of the number of Bandag franchises and rubber purchases from Bandag.

In 1991, Treadco renewed and amended its existing franchise agreements with Bandag, for terms ranging from five to seven years each. Each Bandag franchise agreement grants Treadco the non-exclusive right to make, use and sell tires retreaded by the Bandag method, within certain defined geographical areas, during the term of the agreement. Treadco has the right to sell Bandag retreads wherever, to whomever and at any price Treadco may choose, but Treadco may manufacture retreaded tires using the Bandag method only at the authorized location referred to in each agreement. The new franchise agreements do not provide Treadco with an exclusive production or sales territory, nor do they prohibit Treadco (or any other Bandag franchisees) from opening sales offices in other desired locations.

Alternative Retread Processes

Treadco is exploring alternatives in retreading processes in some new geographical markets. In the second quarter of 1995, Treadco has plans to open a precure production facility in Las Vegas, Nevada which will initially purchase its tread rubber from Hercules Tire and Rubber Co. The Company has the option of purchasing tread rubber and supplies from suppliers other than Hercules for the Las Vegas facility.

The Company plans to open an additional retreading facility in the second half of 1995. This production facility will be a mold cure retread facility. The facility will use tread rubber compounds provided by Bridgestone/ Firestone, Inc. and Bridgestone/Firestone, Inc. will also provide technical support. The process will produce quality retreads with the Bridgestone-Treadco name molded into the tread.

Sales and Marketing

Treadco's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. In addition to excellent service, Treadco offers broad geographical coverage across the South, Southwest and the lower Midwest. This coverage is important for customers because they are able to establish uniform pricing, utilize national account billing processes of the major new tire suppliers, and generally reduce the risk of price fluctuations when service is needed.

None of Treadco's customers for retreads and new tires, including ABF or other affiliates, represented more than 4% of Treadco's revenues for 1994. ABF accounted for approximately $2.0 million of Treadco's revenues in 1994 (1.4%), and has not accounted for more than 6% of Treadco's revenues in the last ten years. Treadco's customers are primarily mid-sized companies that maintain their own in-house trucking operations and rely on Treadco's expertise in servicing their tire management programs. Treadco markets its products through sales personnel located at each of its 26 production facilities and, in addition, through 19 "satellite" sales locations maintained in Arizona, Arkansas, Florida, Georgia, Kansas, Louisiana, Mississippi, Missouri, Ohio and Texas. These satellite sales locations are supplied with retreads by nearby Treadco production facilities. Treadco locates its production facilities and sales locations in close proximity to interstate highways and operates mobile service trucks to provide ready accessibility and convenience to its customers, particularly fleet owners.

Employees

At December 31, 1994, Treadco employed 700 full-time employees. Fourteen employees at one Treadco facility are represented by a union. Treadco's management believes it enjoys a good relationship with its employees.

The Clipper Group

On September 30, 1994, the Company consummated the purchase of all the outstanding stock of Clipper Exxpress Company ("Clipper"), Agricultural Express of America, Inc. ("AXXA"), and Agile Freight System, Inc.
("Agile"),(collectively known as the "Clipper Group") pursuant to a stock purchase agreement.

The Clipper Group is a non-asset, non-labor intensive, knowledge-based provider of transportation and logistics services. Through the three closely integrated operating companies, the Clipper Group provides a full range of transportation services. Clipper is the largest consolidator and forwarder of LTL shipments and one of the largest intermodal marketing companies ("IMC") in the United States. AXXA provides high quality temperature-controlled intermodal service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. Agile provides "near air freight" truckload service in tightly focused lanes and also provides some line-haul transportation for Clipper's LTL consolidation service.

Clipper Exxpress Company

Clipper, founded in 1938, is the largest of the three Clipper Group companies. Clipper accounted for approximately 91% of the Company's forwarding operations revenues during the fourth quarter of 1994. Clipper provides contract freight management and LTL freight forwarding services to its customers.

Clipper's executive offices are located in Lemont, Illinois ( a suburb of Chicago) and its 40 branch offices are dispersed throughout the United States. At December 31, 1994, Clipper employed 191 persons (comprised of 49 sales representatives, 66 administrative personnel and 76 operations personnel).

Contract Freight Management. Through its contract freight management business unit, Clipper provides logistics and transportation services, including intermodal and truck brokerage, warehousing, consolidation, transloading, repacking, and other ancillary services.

As an IMC, Clipper arranges for loads to be picked up by a drayage company, tenders them to a railroad, and then arranges for a drayage company to deliver the shipment on the other end of the move. Clipper's role in this process is to select the most cost-effective means to provide quality service, and to expedite movement of the loads at various interface points to ensure seamless door-to-door transportation.

Clipper's substantial volume of consistently high margin traffic is extremely attractive to its railroad partners. As a result, Clipper has been able to enter into contracts with major railroads and stack train operations that contain very competitive rates.

LTL Freight Forwarding. Clipper is one of the nation's oldest and largest LTL freight forwarders. Its collection and distribution network consists of 40 geographically dispersed locations throughout the United States. Selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 36% of Clipper's LTL revenue. Virtually all of Clipper's LTL revenue is derived from long-haul, metro area to metro area transportation.

Clipper's specific strategy for the LTL forwarding business is to provide expedited LTL transportation service only between major markets within the United States. It has chosen not to serve the regional markets or where freight volume is limited. In addition, Clipper concentrates its sales and marketing efforts in the close-in metro areas in the major cities that it serves. This strategy helps reduce Clipper's pickup and delivery costs and assures that LTL freight picked up by Clipper's agent is available for outbound loading on the same day. Additionally, this strategy allows Clipper to quickly build sufficient lane density to ship directly to destination terminals. With the effective use of reliable rail service and trucks with two driver teams, Clipper can provide customers a significant improvement in transit time.

Rather than hiring its own employees and owning transportation equipment, Clipper uses independent agents to pick up, sort, and consolidate LTL shipments into truckload shipments. A truckload carrier or premium service intermodal train will then linehaul the consolidated truckload to a destination terminal where another agent will deconsolidate the line-haul trailer and deliver its contents to the ultimate consignees.

Although pickup and delivery and terminal handling is performed by agents, Clipper has an operations and customer service staff located at or near the agent's terminal to monitor service levels and provide an interface between customers and agents.

Because Clipper enters new markets without a large financial commitment and with only a few company employees, it is able to constantly explore new ideas without significant risk and to quickly take advantage of new opportunities.

The Clipper Group serves a diverse base of more than one thousand shippers with which it strives to establish long-term relationships. These efforts have had positive results as evidenced by the fact that many of Clipper's customers have been doing business with Clipper for more than 15 years. Clipper's customers are a diverse group, with no concentration in any particular industry. During the year ended December 31, 1994, no single customer accounted for more than 6% of Clipper's revenues, and the ten largest customers accounted for less than 15% of Clipper's revenues.

Advanced information systems. Clipper has recently invested significant resources into its information systems. This new MIS system enables Clipper to coordinate and track the performance of different phases of each movement. It will also enable Clipper to provide EDI linkages with its customers and suppliers in the near future. Clipper was the first IMC to achieve mainframe-to-mainframe EDI linkage with Conrail.

Agricultural Express of America, Inc.

AXXA owns 388 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates which peak at different times of the year. By focusing on the spot market for produce transport, AXXA is able to generate on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year round temperature-controlled freight.

AXXA has also achieved lower cost than these competitors because it utilizes railroads for the line-haul segment of the shipment. AXXA and Clipper are closely integrated, with Clipper relying on AXXA equipment to move its westbound freight, particularly during the winter months. AXXA counts on Clipper to reload its equipment promptly to harvest areas, especially during the peak produce season.

Because a large percentage of produce is usually harvested during certain short periods of time, dependable equipment availability is one of the most important factors that shippers consider. In addition, companies in this niche have difficulty achieving high utilization of their fleets due to the cyclical nature of the business, the geographical shifting of loading points as different crops mature and the challenge of finding backhauls to harvest areas. Consequently, the supply of specialized temperature-controlled equipment can be rather limited during harvest season, often resulting in severe equipment shortages. Thus, customers are willing to pay high rates during the peak months of June and July to secure the necessary equipment. AXXA has a distinct competitive advantage because it is able to generate a higher rate of equipment utilization by obtaining backhauls through Clipper's 40-office network.

AXXA's reputation for integrity, combined with its strong financial condition, has earned it the highest rating from both the Blue Book and the Red Book, the two primary produce industry rating journals for the produce-hauling markets. These ratings are compiled from survey feedback given by the trade to the two rating agencies, and are evidence of the shipper's level of confidence of AXXA.

Agile Freight System, Inc.

Agile is a non-asset intensive, premium service, long haul truckload carrier that utilizes two person driver teams provided primarily by owner-operators. Agile operates in tightly focused longhaul lanes that originate or terminate near a Clipper market. Much of Agile's value to the Clipper Group is that it can be relied upon if other carriers are not available to move full truckloads of consolidated LTL shipments by Clipper.

Integrated Distribution, Inc.

The Company is continuing to diversify into transportation areas outside its traditional longhaul LTL service. In October 1994, Integrated Distribution, Inc., a wholly owned subsidiary of the Company, expanded its current warehousing operations and added distribution services by the acquisition of two Little Rock, Arkansas companies.

The business lines of Integrated Distribution are storage, consolidation, packaging, and distribution. Integrated Distribution's strategy is to add value to merchandise in various ways rather than just warehousing. An example of adding value would be transporting truckload or containerload shipments of consumer goods to a warehouse, then packaging the goods into retail-size containers, applying labels and bar codes, and distributing in the desired mix to retail outlets.

Best Logistics, Inc.

Best Logistics, Inc. ("Best"), a wholly owned subsidiary of Arkansas Best Corporation, engages in third-party logistics management. Best provides logistics consulting and management services to companies desiring to outsource these activities.

Companies choosing to outsource logistics management do so to reduce logistics costs, to concentrate on their core business or to improve customer service. Logistics focuses on the management of inventory and information through the supply chain from supplier to consumer. Best's role is to design the logistics network, contract with the required carriers and warehouses to implement and then manage the design.

Although third-party logistics is a relatively new industry, a large number of participants exist in the market. Many are related to transportation or warehousing companies.

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. ABF stores some of its fuel for its trucks and tractors in approximately 98 underground tanks located in 27 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial condition.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1995 will not be material.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $250,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

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

Treadco is affected by a number of governmental regulations relating to the development, production and sale of retreaded and new tires, the raw materials used to manufacture such products (including petroleum, styrene and butadiene), and to environmental, tax and safety matters. In addition, the retreading process creates rubber particulate, or "dust," which requires gathering and disposal, and Treadco disposes of used and nonretreadable tire casings, both of which require compliance with environmental and disposal laws. In some situations, Treadco could be liable for disposal problems, even if the situation resulted from previous conduct of Treadco that was lawful at the time or from improper conduct of, or conditions caused by, persons engaged by Treadco to dispose of particulate and discarded casings. Such cleanup costs or costs associated with compliance with environmental laws applicable to the tire retreading process could be substantial and have a material adverse effect on Treadco's financial condition. Treadco believes that it is in substantial compliance with all laws applicable to such operations, however, and is not aware of any situation or condition that could reasonably be expected to have a material adverse effect on Treadco's financial condition.

ITEM 2.   PROPERTIES

Directly or indirectly through its subsidiaries, the Company owns its executive offices in Fort Smith, Arkansas, and owns or leases approximately 413 other operating facilities, approximately 398, 24 and 45 of which relate to its motor carrier operations, forwarding operations, and tire retreading and sales operations, respectively. In addition to its executive offices, the Company's principal motor carrier facilities are as follows:

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

ITEM 3.   LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against most risks arising out of the normal course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1994.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Dividend Information

The Company's Common Stock trades on The Nasdaq Stock Market under the symbol
"ABFS". The following table sets forth the high and low recorded last sale prices of the Common Stock during the periods indicated as reported by Nasdaq and the cash dividends declared:
                                                                    Cash
                                                High      Low     Dividend
1994
  First quarter                                $15.750   $12.625   $.01
  Second quarter                                13.375    10.125    .01
  Third quarter                                 14.375    11.375    .01
  Fourth quarter                                14.125    10.250    .01

1993
  First quarter                                $16.750   $12.125   $.01
  Second quarter                                13.000     8.375    .01
  Third quarter                                 11.500     8.500    .01
  Fourth quarter                                15.625    11.125    .01

At February 27, 1995, there were 19,513,708 shares of the Company's stock outstanding which were held by 798 shareholders of record and through approximately 5,000 nominee or street name accounts with brokers.
The declaration and payment of, and the timing, amount and form of future dividends on the Common Stock will be determined by the Company's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant by the board of directors.

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

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data - Five-Year Summary
                                                               Arkansas Best Corporation
                                                                 Year Ended December 31
                                                1994         1993         1992        1991         1990
                                                       ($ in thousands except per share amounts)
Statement of Operations Data:
   Operating revenues                        $1,098,421  $1,009,918     $959,949    $884,498     $848,737
   Operating income                              48,115      51,369       57,255      43,123       47,671
   Gain on sale of subsidiary stock                   -           -            -      14,141            -
   Minority interest in subsidiary                3,523       3,140        2,825         690            -
   Other expenses, net                              968         731        1,496       6,638        4,533
   Interest expense                               6,985       7,248       17,285      34,421       39,257
   Income before income taxes,
     extraordinary item and
     cumulative effect of
     accounting change                           36,639      40,250       35,649      15,515        3,881

   Provisions for income taxes                   17,932      19,278       16,894       7,763        3,415
   Income before extraordinary
     item and cumulative effect
     of accounting change                        18,707      20,972       18,755       7,752          466
   Extraordinary item (1)                             -        (661)     (15,975)       (515)           -
   Cumulative effect on prior
     years of change in revenue
     recognition method (2)                           -           -       (3,363)          -            -
   Net income (loss)                             18,707      20,311         (583)      7,237          466
   Income per common share
     before extraordinary item and
     cumulative effect of
     accounting change                              .74         .89          .99         .61          .04

   Net income (loss) per common share               .74         .85         (.03)        .57          .04
   Cash dividends paid per common share (3)         .04         .04          .02           -            -

Pro Forma Data (4):
   Income (loss) before extraordinary item   $   18,707  $   20,972     $ 18,755    $  8,253     $ (1,124)
     Income (loss) before extraordinary
       item per common share                        .74         .89          .99         .65         (.09)
   Net income (loss)                             18,707      20,311        2,780       7,738       (1,124)
     Net income (loss) per common share             .74         .85          .15         .61         (.09)





















Selected Financial Data - Five-Year Summary (Continued)
                                                               Arkansas Best Corporation
                                                                 Year Ended December 31
                                                1994         1993         1992        1991         1990
                                                       ($ in thousands except per share amounts)

Balance Sheet Data
  (as of the end of the period):
   Total assets                                $569,045    $447,733     $428,345    $447,098     $475,487
   Current portion of long-term debt             65,161      15,239       28,348      34,995       39,957
   Long-term debt
      (including capital
      leases and excluding
      current portion)                           59,295      43,731      107,075     210,987      270,193

Other Data
   Capital expenditures (5)                    $ 64,098    $ 33,160     $ 26,596    $ 19,369     $ 31,336
   Depreciation and amortization                 28,087      28,266       34,473      39,755       40,002
   Goodwill amortization                          3,527       3,064        3,034       3,024        3,024
   Other amortization                               501         319          755       2,290        3,103

<F1>
(1) For 1993, represents an extraordinary charge of $661,000 (net of tax of $413,000) from the loss on extinguishment of debt. For 1992, represents an extraordinary charge of $15,975,000 (net of tax of $9,700,000) from the loss on extinguishment of debt relating to the Recapitalization in May 1992. For 1991, represents an extraordinary charge of $515,000 (net of tax of $320,000) from the loss on extinguishment of debt relating to the Treadco Offering in September 1991.
<F2>
(2) Represents a charge of $3,363,000 (net of tax of $2,100,000) to reflect the cumulative effect on prior years of the change in method of accounting for the recognition of revenue as required under the Financial Accounting Standards Board's Emerging Issues Task Force Ruling 91-9 ("EITF 91-9").
<F3>
(3) No cash dividends were paid by the Company from 1990 until the third quarter of 1992.
<F4>
(4) Assumes the change in accounting method for recognition of revenue as required under EITF 91-9 occurred January 1, 1990.
<F5>
(5) Net of equipment trade-ins. Does not include revenue equipment placed in service under operating leases, which amounted to $24.8 million in 1993, $25.5 million in 1992, $15 million in 1991, and $5 million in 1990. There were no operating leases for revenue equipment entered into for 1994. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged, through its motor carrier subsidiaries, in LTL shipments of general commodities. The Company is also engaged through its 46%-owned subsidiary, Treadco, Inc., in truck tire retreading and new truck tire sales and, through its freight forwarding subsidiaries, in intermodal marketing and freight logistics services.

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

On September 30, 1994, Arkansas Best Corporation consummated the purchase of all outstanding stock of Clipper Exxpress Company ("Clipper"), Agricultural Express of America, Inc. ("AXXA") and Agile Freight System, Inc. ("Agile") (collectively the "Clipper Group") pursuant to a stock purchase agreement entered into on August 18, 1994. Assets of approximately $26.2 million were acquired and liabilities of approximately $14.7 million were assumed. The Company's total purchase price is $60.8 million in cash, subject to certain closing audit adjustments. The Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its receivables purchase agreement. The remaining $6.8 million due is included in the current portion of long-term debt in the accompanying financial statements. The final payment, which is due on May 15, 1995, will be funded from cash on hand and/or funds available under existing credit facilities.

The acquisition has been accounted for under the purchase method, effective September 30, 1994, with operations of Clipper included for the three-month period ended December 31, 1994. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $49.4 million of goodwill was recorded as a result of this purchase and is being amortized over a 30-year period. A final allocation of the purchase price will be completed in 1995 based on determination of the final purchase price. The final allocation is not expected to vary materially from amounts previously recorded.

On October 12, 1994, the Company issued 310,191 shares of common stock for all of the outstanding stock of Traveller Enterprises and subsidiaries and Commercial Warehouse Company, collectively (the "Traveller Group"). The acquisition of the Traveller Group has been accounted for as a pooling of interests. The Traveller Group's operations are not material in relation to the Company's consolidated financial statements for any period; therefore, financial statements for periods prior to the merger have not been restated, and the financial statements include operations of the Traveller Group from the date of the combination. The final number of shares that will be issued in conjunction with this transaction are subject to certain audit closing adjustments.

Segment Data

The following tables reflect information prepared on a business segment basis, which includes reclassification of certain expenses and costs between the Company and its subsidiaries and elimination of the effects of intercompany transactions. Operating profit on a business segment basis differs from operating income as reported in the Company's Consolidated Financial Statements. Other income and other expenses (which include amortization expense), except for interest expense and minority interest, which appear below the operating income line in the Company's Statement of Operations, have been allocated to individual segments for the purpose of calculating operating profit on a segment basis.

                                               Year Ended December 31
                                            1994        1993      1992
                                                   ($ thousands)
OPERATING REVENUES
  Carrier operations                    $  918,663  $  893,504  $858,755
  Forwarding operations                     31,468           -         -
  Tire operations                          138,666     111,585    96,254
  Other                                      9,625       4,829     4,940
                                        ----------  ----------  --------
                                        $1,098,422  $1,009,918  $959,949
                                        ==========  ==========  ========
OPERATING EXPENSES AND COSTS

CARRIER OPERATIONS
  Salaries and wages                    $  613,187  $  594,213  $560,460
  Supplies and expenses                     96,210      99,146    99,613
  Operating taxes and licenses              35,928      35,152    32,697
  Insurance                                 18,237      16,835    17,567
  Communications and utilities              22,639      23,680    23,782
  Depreciation and amortization             24,302      25,714    32,370
  Rents                                     67,550      53,192    39,561
  Other                                      4,299       3,779     4,324
  Other non-operating (net)                    689         148     1,656
                                        ----------  ----------  --------
                                           883,041     851,859   812,030

FORWARDING OPERATIONS
  Cost of services                          26,817           -         -
  Selling, administrative and general        3,542           -         -
  Other non-operating (net)                    414           -         -
                                        ----------  ----------  --------
                                            30,773           -         -

TIRE OPERATIONS
  Cost of sales                            100,909      79,718    69,070
  Selling, administrative and general       26,206      21,522    18,412
  Other non-operating (net)                    471         159         5
                                        ----------  ----------  --------
                                           127,586     101,399    87,487
SERVICE AND OTHER                            9,875       6,022     4,673
                                        ----------  ----------  --------
                                        $1,051,275  $  959,280  $904,190
                                        ==========  ==========  ========







OPERATING PROFIT (LOSS)
  Carrier operations                    $   35,622  $   41,645  $ 46,725
  Forwarding operations                        695           -         -
  Tire operations                           11,080      10,186     8,767
  Other                                       (250)     (1,193)      267
                                        ----------  ----------  --------
TOTAL OPERATING PROFIT                      47,147      50,638    55,759
INTEREST EXPENSE                             6,985       7,248    17,285
MINORITY INTEREST                            3,523       3,140     2,825
                                        ----------  ----------  --------
INCOME BEFORE INCOME TAXES,
EXTRAORDINARY ITEM AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE             $   36,639  $   40,250  $ 35,649
                                        ==========  ==========  ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the ICC.

                                              Year Ended December 31
                                             1994      1993      1992
CARRIER OPERATIONS
  Salaries and wages                         66.7%     66.5%     65.3%
  Supplies and expenses                      10.5      11.1      11.6
  Operating taxes and licenses                3.9       3.9       3.8
  Insurance                                   2.0       1.9       2.0
  Communications and utilities                2.5       2.7       2.8
  Depreciation and amortization               2.6       2.9       3.8
  Rents                                       7.4       5.9       4.6
  Other                                       0.4       0.4       0.5
  Other non-operating (net)                   0.1         -       0.2
                                             ----      ----      ----
    Total Carrier Operations                 96.1%     95.3%     94.6%
                                             ====      ====      ====
FORWARDING OPERATIONS
  Cost of services                           85.2%        -         -
  Selling, administrative and general        11.3         -         -
  Other non-operating (net)                   1.3         -         -
                                             ----      ----      ----
Total Forwarding Operations                  97.8%        -         -
                                             ====      ====      ====
TIRE OPERATIONS
  Cost of sales                              72.8%     71.5%     71.8%
  Selling, administrative and general        18.9      19.3      19.1
  Other non-operating (net)                   0.3       0.1         -
                                             ----      ----      ----
    Total Tire Operations                    92.0%     90.9%     90.9%
                                             ====      ====      ====

OPERATING PROFIT
  Carrier operations                          3.9%      4.7%      5.4%
  Forwarding operations                       2.2         -         -
  Tire operations                             8.0       9.l       9.1

Results of Operations

1994 as Compared to 1993

Consolidated revenues of the Company for 1994 were $1.1 billion compared to $1.0 billion for 1993. Operating profit for the Company was $47.1 million for 1994 compared to operating profit of $50.6 million for 1993. Net income for 1994 was $18.7 million, or $.74 per common share (after giving consideration to preferred stock dividends of $4.3 million), compared to net income of $20.3 million, or $.85 per common share for 1993 (after giving consideration to preferred stock dividends of $3.9 million). The net income of $18.7 million, or $.74 per common share, also compares to income before extraordinary item of $21.0 million, or $.89 per common share for 1993. During 1993, the Company recorded an extraordinary loss of $661,000 (net of income tax benefit of $413,000), or $.04 per common share for the net loss on extinguishments of debt. Net income for 1993 was reduced by $828,000, or $.04 per common share (assuming full dilution), to reflect the retroactive increase in the corporate federal tax rate under the Revenue Reconciliation Act of 1993. Average common shares outstanding for 1994 were 19.4 million shares compared to 19.2 million shares for 1993. Outstanding shares for 1994 and 1993 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Consolidated revenues and income for 1994 were adversely affected by the 24-day labor strike by the Teamsters' Union employees of ABF in April. As a result of the strike, the Company incurred a consolidated net loss of $12.7 million during the month of April 1994, which had the effect of reducing earnings per common share by $.62 for the year.

Motor Carrier Operations Segment. ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the ABF Teamsters' employees and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four-year contract. ABF Teamsters employees began returning to work at 12:01 a.m. on April 30, 1994. The contract was voted on and ratified by the IBT membership. During the strike, the non-union employees of the Company were given an across-the-board pay reduction instead of having lay-offs. The 40% reduction in pay for the non-union employees during the strike amounted to approximately $3.3 million.

Revenue and income for 1994 were negatively affected by the strike. Under the new labor contract which was effective retroactive to April 6, 1994, salaries, wages and benefits for full-time employees will increase 2.7% annually during the first year of the contract. The increase will be offset in part by the option to use casual workers on the dock after 40 hours of work is provided to all regular employees, a freeze on some casual workers' pay for the life of the contract and a reduction in new hire step rates. The new contract allows ABF to use intermodal or rail service for up to 28% of the line-haul operations. An increased use of rail will result in higher rent expense and may reduce over-the-road and labor costs.

Even after the negative impact of the strike, revenues from motor carrier operations still increased 2.8% to $918.7 million in 1994 from $893.5 million in 1993. Total tonnage increased 1.7%, consisting of a 2.2% increase in LTL tonnage and a 0.2% increase in truckload tonnage. The 4.5% rate increase effective January 1, 1994 was partially discounted by rate competition during 1994. For 1994, ABF's revenue per hundredweight reflected a 0.9% increase compared to the average for 1993. Effective January 1, 1995, ABF implemented a general freight rate increase of 4% which is expected to result in a 3 to 3.5% initial impact on revenues. The diminished effect is the result of pricing that is on a contract basis which can only be increased when the contract is renewed.

During the previous three years, ABF has financed its road tractor replacement program with operating leases instead of capital leases, which decreased both interest and depreciation expense and increased rent expense. In 1994, ABF, utilizing borrowings under its Credit Agreement, purchased road tractors under its replacement program, which will increase depreciation and interest expense and decrease rent expense.

Forwarding Operations Segment. Effective October 1, 1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, forwarding operations. The Company's consolidated financial statements for the year ended December 31, 1994 include only three months of financial information for the forwarding operations segment and therefore, comparisons of results of operations are not presented.

Tire Operations Segment. Treadco's revenues for 1994 increased 24.3% to $138.7 million from $111.6 million for 1993. For 1994, "same store" sales increased 9.6% and "new store" sales accounted for 14.7% of the total increase from the nine months ended September 30, 1993. "Same store" sales include both production locations and satellite sales locations that have been in existence for all of 1994 and 1993. "Same store" sales increased primarily as a result of a higher demand for both new replacement and retreaded truck tires during the period and an increase in market share in the areas served. "New store" sales resulted primarily from the addition of four production and one sales facility through the August 1993 acquisition of Trans-World Tire Corporation in Florida. Revenues from retreading for 1994 increased 21.5% to $75.2 million from $61.9 million for 1993. Revenues from new tire sales increased 27.7% to $63.5 million for 1994 from $49.7 million for 1993.

Treadco will continue to seek available Bandag franchises that meet Treadco's requirements. Treadco's ability to continue expanding its business through the addition of new Bandag franchises, however, is contingent on the availability and competitiveness of suitable Bandag franchises on favorable terms and Bandag's approval of Treadco's acquisition of such franchises, whether directly from Bandag or from other Bandag franchisees. Also, Treadco is exploring alternatives to the Bandag process in some new geographical markets. Treadco has plans to open a precure production facility in Las Vegas, Nevada, in the second quarter of 1995, which will initially purchase its tread rubber from Hercules Tire and Rubber Co. Treadco has the option of purchasing tread rubber and supplies from other companies for the Las Vegas facility. The Company plans to open an additional retreading facility in the second half of 1995. This production facility will be a mold cure retread facility. The facility will use tread rubber compounds provided by Bridgestone/Firestone, Inc. and Bridgestone/Firestone, Inc. will also provide technical support. The process will produce quality retreads with the Bridgestone-Treadco name molded into the tread.

Tire operations segment operating expenses as a percent of revenues were 92.0% for 1994 compared to 90.9% for 1993. Cost of sales for the tire operations segment as a percent of revenues increased to 72.8% for 1994 from 71.5% for 1993, resulting in part from integrating the August 1993 acquisition of five Florida facilities into Treadco. Although the integration is progressing as planned, the cost of sales as a percent of revenues are higher at the Florida locations than at other Treadco facilities. Also, effective October 1, 1994, Bandag, Inc. announced a 4% price increase on tread rubber, which has been difficult to pass on to Treadco's customers. Selling, administrative and general expenses for the tire operations segment decreased to 18.9% for 1994 from 19.3% for 1993. The decrease resulted primarily from the increase in sales and the fact that a portion of selling, administrative and general expenses are fixed costs.

Interest. Interest expense was $7.0 million for 1994 compared to $7.2 million during 1993. Lower average interest rates under the Company's borrowing arrangements and the utilization of operating leases resulted in the decrease in interest expense offset in part by higher long-term debt outstanding. The increase in long-term debt consisted primarily of debt incurred in the acquisition of the Clipper Group and a term loan used to finance construction of the Company's corporate office building.

Income Taxes. The difference between the effective tax rate for 1994 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note G to the consolidated financial statements).

1993 as Compared to 1992

Consolidated revenues of the Company for 1993 were $1.0 billion compared to $959.9 million for 1992. Operating profit for the Company was $50.6 million in 1993 compared to $55.8 million during 1992. Net income for 1993 was $20.3 million, or $.85 per common share, compared to a net loss of $(583,000), or $(.03) per common share in 1992. Income before extraordinary item was $21.0 million, or $.89 per common share for 1993, compared to income before extraordinary item and cumulative effect of accounting change of $18.8 million, or $.99 per common share for 1992. During 1993, the Company recorded an extraordinary loss of $(661,000) (net of income tax benefit of $413,000), or $(.04) per common share, for the net loss on extinguishments of debt. During 1992, the Company recorded an extraordinary loss of $(16.0) million (net of income tax benefit of $9.7 million), or $(.84) per common share, for the net loss on extinguishments of debt. Also, during 1992, the Company recorded a charge for the cumulative effect on prior years of an accounting change in the recognition of revenue of $(3.4) million (net of income tax benefit of $2.1 million), or $(.18) per common share. Earnings per common share for 1993 give consideration to preferred stock dividends of $3.9 million. Average common shares outstanding for 1993 were 19.2 million shares compared to 19.0 million shares for 1992.

As reported in the third quarter, net income for 1993 was reduced by $828,000, or $.04 per common share, to reflect the effect on current and deferred taxes of the retroactive corporate tax rate increase which became law in the third quarter of 1993.

Motor Carrier Operations Segment. Revenues for the motor carrier operations segment increased 4.0% to $893.5 million in 1993 from $858.8 million in 1992, reflecting primarily a 4.0% increase in total tonnage. The increase in total tonnage consisted of a 3.1% increase LTL tonnage and a 7.3% increase in truckload tonnage. The 4.6% rate increase effective January 1, 1993 was aggressively discounted by rate competition during the first six months of 1993. The discounting stabilized in the last half of the year and for the fourth quarter of 1993, ABF's LTL revenue per hundredweight reflected a 1.0% increase over the fourth quarter of 1992. For 1993, ABF's LTL revenue per hundredweight was up .2% compared to the average for 1992. Discounting and a relatively slow economy during the first half of the year also affected tonnage growth for 1993. Effective January 1, 1994, ABF implemented a general freight rate increase of 4.5% which is expected to result in a 3 to 3.25% initial impact on revenues. The diminished effect is the result of pricing that is on a contract basis which can only be increased when the contract is renewed.

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

Liquidity and Capital Resources

The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas as Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $150 million, including $40 million for letters of credit. There were no borrowings outstanding under the Revolving Credit Facility and approximately $32.7 million of letters of credit outstanding at December 31, 1994. The Revolving Credit Facility is payable on June 30, 1998. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property, the Treadco common stock owned by the Company, eligible receivables and other eligible assets. At December 31, 1994, the borrowing base was $107.0 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either:(i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 3/4%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of December 31, 1994, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's receivables (excluding receivables sold under the receivables purchase agreement), revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

The Credit Agreement also, at December 1992, included a $50 million Term Loan Facility. In February 1993, the Company completed its public offering of 1,495,000 shares of Preferred Stock. The Company used the net proceeds of approximately $71.9 million to repay the Term Loan and for general corporate purposes. The Preferred Stock is convertible at the option of the holder into Common Stock at the rate of 2.5397 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is redeemable at the Company's option on or after

February 15, 1996 at $52.0125 per share plus accumulated unpaid dividends, and is exchangeable at the option of the Company for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018 at a rate of $50 principal amount of debentures for each share of Preferred Stock. The holders of the Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time the holders have the right to elect two directors of the Company until all dividends have been paid.

The Company entered into a $20 million term credit agreement, dated as of April 25, 1994, with NationsBank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement are being used in financing the construction of the Company's corporate office which was completed in March 1995. Amounts advanced and unpaid bear interest of 8.07% per annum. The Company shall repay the outstanding principal amount in 40 equal installments, each in the amount of $500,000, due and payable on the fifteenth day of each January, April, July, and October, commencing on July 15, 1994. At December 31, 1994, there was $19.0 million outstanding.

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. At December 31, 1994, ABF had $40 million of receivables financed through this facility.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $12 million or the applicable borrowing base. At December 31, 1994, the borrowing base was $25.6 million. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory.

Borrowings under the agreement bear interest, at Treadco's option, at 1% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1994, the interest rate was 7.1%. At December 31, 1994, Treadco had $3 million outstanding under the Treadco Credit Agreement. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

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

On October 12, 1994, the Company issued 310,191 shares of common stock for all of the outstanding stock of the Traveller Group. The final number of shares that will be issued in conjunction with this transaction are subject to certain closing audit adjustments.

The following table sets forth the Company's historical capital expenditures
(net of equipment trade-ins) for the periods indicated below:
                                              Year Ended December 31
                                            1994      1993      1992
                                                  ($ millions)

Carrier operations                         $ 44.2   $ 48.6     $ 47.7
Tire operations                               4.3      6.1        2.2
Service and other                            15.6      3.3        2.2
                                           ------   ------     ------
                                             64.1     58.0       52.1
  Less:  Operating leases                       -    (24.8)     (25.5)
                                           ------   ------     ------
Total                                      $ 64.1   $ 33.2     $ 26.6
                                           ======   ======     ======

The amounts presented in the table under operating leases reflect the estimated purchase price of the equipment had the Company purchased the equipment versus financing through operating lease transactions.

In 1995, the Company anticipates spending approximately $85.9 million in total capital expenditures net of proceeds from equipment sales. It is expected that approximately $26.2 million of equipment expenditures will be financed by capital leases, $24.6 million will be financed by operating leases and the remaining $35.1 million will be financed through internally generated funds and borrowings under the Credit Agreement and Treadco Credit Agreement.

                                Capital Expenditures Program for 1995
                                      Net of Equipment Trade-Ins

                           Facilities  Equipment  Miscellaneous    Total
                                             ($ millions)

Carrier operations           $16.5        $37.1        $4.0        $57.6
Forwarding operations          0.0          0.3         0.0          0.3
Tire operations                0.8          5.7         0.5          7.0
Service and other              9.0          7.5         4.5         21.0
                             -----        -----        ----        -----
                             $26.3        $50.6        $9.0        $85.9
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

The motor carrier segment is affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Forwarding operations are similar to the motor carrier segment with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last six months of the calendar year generally having the highest levels of sales.

Environmental Matters

ABF stores some fuel for its tractors and trucks in approximately 98 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $250,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1995, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercised in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plan," "Termination of Employment Agreements" and the paragraph concerning directors compensation in the section entitled "Board of Directors and Committees" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1995, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1995, sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1995, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

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

     (a)(3)    Exhibits
               Exhibit 11 - Statement Re: Computation of Per Share
                 Earnings (Loss)
               Exhibit 22 - List of Subsidiary Corporations
               Exhibit 23 - Consent of Ernst & Young LLP, Independent
                 Auditors

     (b)       Reports on Form 8-K
               Form 8-K dated September 30, 1994
                Item 2. Acquisition or Disposition of Assets -- Acquisition of Clipper Exxpress Company, Agricultural Express of America, Inc. and Agile Freight System, Inc.
                Item 7. Financial Statements and Exhibits -- Financial statements of Clipper Exxpress, Agricultural Express of America, Inc. and Agile Freight System, Inc. and pro forma financial information to be filed under cover of Form 8-K/A as soon as practible. Stock Purchase Agreement dated
                August 18, 1994 by and among Arkansas Best Corporation and the Shareholders of Clipper Exxpress Company, Agile Freight System, Inc. and Agricultural Express of America, Inc.

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

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


      Signature                        Title                      Date
      ---------                        -----                      ----

s/William A. Marquard         Chairman of the Board, Director    3/15/95
- ----------------------------                                     -------
William A. Marquard


s/Robert A. Young, III        Director, Chief Executive Officer  3/17/95
- ----------------------------  and President (Principal           -------
Robert A. Young, III          Executive Officer)


s/Donald L. Neal              Senior Vice President - Chief      3/17/95
- ----------------------------  Financial Officer (Principal       -------
Donald L. Neal                Financial and Accounting Officer)

s/Frank Edelstein             Director                           3/16/95
- ----------------------------                                     -------
Frank Edelstein

s/Arthur J. Fritz             Director                           3/16/95
- ----------------------------                                     -------
Arthur J. Fritz

s/John H. Morris              Director                           3/16/95
- ----------------------------                                     -------
John H. Morris

s/Alan J. Zakon               Director                           3/16/95
- ----------------------------                                     -------
Alan J. Zakon

                         ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                              CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1994

                          ARKANSAS BEST CORPORATION

                            FORT SMITH, ARKANSAS

                     FORM 10-K -- ITEM 14(a)(1) and (2)
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          ARKANSAS BEST CORPORATION


The following consolidated financial statements of Arkansas Best Corporation are included in Item 8:

     Consolidated Balance Sheets -- December 31, 1994 and 1993

     Consolidated Statements of Operations -- Years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992

The following consolidated financial statement schedule of Arkansas Best Corporation is included in Item 14(d):

     Schedule II    --   Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






Shareholders and Board of Directors
Arkansas Best Corporation



We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note C to the consolidated financial statements, in 1992 the Company changed its revenue recognition method.


                                        ERNST & YOUNG LLP


Little Rock, Arkansas
January 27, 1995

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                                       1994          1993
                                                        ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   3,458    $   6,962
  Trade receivables, less allowances for
     doubtful accounts (1994 -- $2,825,000;
     1993 -- $2,200,000)                               136,144      104,598
  Inventories -- Notes D and E                          32,463       29,086
  Prepaid expenses                                      13,734        9,916
                                                     ---------    ---------
     TOTAL CURRENT ASSETS                              185,799      150,562




PROPERTY, PLANT AND EQUIPMENT --
 (Notes C, E and I)
  Land and structures                                  110,424      108,422
  Revenue equipment                                    200,250      169,573
  Manufacturing equipment                                7,467        5,997
  Service, office and other equipment                   40,516       33,913
  Leasehold improvements                                 9,421        8,096
  Construction in progress -- Note I                    13,939            -
                                                     ---------    ---------
                                                       382,017      326,001
  Less allowances for depreciation
     and amortization                                 (166,436)    (147,799)
                                                     ---------    ---------
                                                       215,581      178,202



OTHER ASSETS                                            15,705       12,839



GOODWILL, less amortization (1994 --
  $19,794,000; 1993 --$16,267,000) --
  Notes B and C                                        151,960      106,130
                                                     ---------    ---------

                                                     $ 569,045    $ 447,733
                                                     =========    =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                                       1994          1993
                                                        ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                     $   5,989    $       -
  Bank drafts payable                                   10,779        7,661
  Trade accounts payable                                49,368       36,143
  Accrued expenses -- Note F                            82,157       71,278
  Federal and state income taxes -- Note G               5,786        6,398
  Deferred income taxes - Note G                         4,159        3,503
  Current portion of long-term debt -- Note E           65,161       15,239
                                                     ---------    ---------
     TOTAL CURRENT LIABILITIES                         223,399      140,222


LONG-TERM DEBT, less current portion -- Note E          59,295       43,731
OTHER LIABILITIES                                        5,915        3,933
DEFERRED INCOME TAXES -- Note G                         28,842       26,158
MINORITY INTEREST -- Note B                             34,989       31,699


SHAREHOLDERS' EQUITY -- Notes A, H and P
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     and outstanding 1,495,000 shares                       15           15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1994: 19,513,708 shares; 1993:
     19,185,325 shares                                     195          192
  Additional paid-in capital                           207,636      206,457
  Stock payable to employee benefit plans --
    Note K                                                   -          205
  Predecessor basis adjustment -- Note A               (15,371)     (15,371)
  Retained earnings                                     24,130       10,492
                                                     ---------    ---------
     TOTAL SHAREHOLDERS' EQUITY                        216,605      201,990

COMMITMENTS AND CONTINGENCIES
  (Notes I, J, K and P)
                                                     ---------    ---------



                                                     $ 569,045    $ 447,733
                                                     =========    =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Year Ended December 31
                                      1994           1993           1992
                                     ($ thousands, except per share data)
OPERATING REVENUES
  Carrier operations              $   918,663    $   893,504    $   858,755
  Forwarding operations --
   Note B                              31,468              -              -
  Tire operations                     138,665        111,585         96,254
  Service and other                     9,625          4,829          4,940
                                  -----------    -----------    -----------
                                    1,098,421      1,009,918        959,949

OPERATING EXPENSES AND
 COSTS -- Note L
  Carrier operations                  882,351        851,711        810,374
  Forwarding operations                30,359              -              -
  Tire operations                     127,115        101,240         87,482
  Service and other                    10,481          5,598          4,838
                                  -----------    -----------    -----------
                                    1,050,306        958,549        902,694
                                  -----------    -----------    -----------

OPERATING INCOME                       48,115         51,369         57,255

OTHER INCOME
  Gains on asset sales                  2,168          2,509          2,127
  Other                                 1,437            465            533
                                  -----------    -----------    -----------
                                        3,605          2,974          2,660

OTHER EXPENSES
  Interest                              6,985          7,248         17,285
  Other                                 4,573          3,705          4,156
  Minority interest in
     subsidiary -- Note B               3,523          3,140          2,825
                                  -----------    -----------    -----------
                                       15,081         14,093         24,266
                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                    36,639         40,250         35,649

FEDERAL AND STATE INCOME
  TAXES (CREDIT) --
  Note G
     Current                           14,743         21,386         15,682
     Deferred                           3,189         (2,108)         1,212
                                  -----------    -----------    -----------
                                       17,932         19,278         16,894









ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                            Year Ended December 31
                                      1994           1993           1992
                                     ($ thousands, except per share data)

INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE            $    18,707    $    20,972    $    18,755

EXTRAORDINARY ITEM
  Loss on extinguishments
     of debt -- Notes A
     and B                                  -           (661)       (15,975)

CUMULATIVE EFFECT ON PRIOR
  YEARS OF ACCOUNTING
  CHANGE IN RECOGNITION OF
  REVENUE --Note C                          -              -         (3,363)
                                  -----------    -----------    -----------

NET INCOME (LOSS)                 $    18,707    $    20,311    $      (583)
                                  ===========    ===========    ===========

PER COMMON SHARE --
 Notes C and H
  Income before extraordinary
     item and cumulative
     effect of accounting
     change                       $       .74    $       .89    $       .99
  Extraordinary item                        -           (.04)          (.84)

  Cumulative effect on prior
     years of accounting change             -              -           (.18)
                                  -----------    -----------    -----------
  Net income (loss)               $       .74    $       .85    $      (.03)
                                  ===========    ===========    ===========
CASH DIVIDENDS PAID PER
  COMMON SHARE                    $       .04    $       .04    $       .02
                                  ===========    ===========    ===========
AVERAGE COMMON SHARES
  OUTSTANDING --Note C             19,351,796     19,193,582     19,040,103
                                  ===========    ===========    ===========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        Additional    Stock Payable  Predecessor   Retained
                                   Preferred  Common     Paid-In       to Employee      Basis      Earnings     Treasury
                                     Stock    Stock      Capital      Benefit Plans   Adjustment  (Deficit)      Stock
                                                                      ($ thousands)

Balances at January 1, 1992          $  -     $ 128     $  48,285        $   744      $ (15,371)   $ (4,096)     $(43)
  Net loss                              -         -             -              -              -        (583)        -
  Issuance of common stock --
   Note A                               -       106       140,760              -              -           -         -
  Purchase of common stock for
   employee benefit plan -- Note K      -         -             -           (744)             -           -         -
  Retirement of common stock --
   Note K                               -       (43)      (55,766)             -              -           -        43
  Stock payable to employee
   benefit plans -- Note K              -         -             -            701              -           -         -
  Dividends paid                        -         -             -              -              -        (470)        -
                                     ----     -----     ---------        -------      ---------    --------      ----
Balances at December 31, 1992           -       191       133,279            701        (15,371)     (5,149)        -
  Net income                            -         -             -              -              -      20,311         -
  Issuance of common stock to
   employee benefit plans -- Note K     -         1         1,299           (701)             -           -         -
  Stock payable to employee
   benefit plans -- Note K              -         -             -            205              -           -         -
  Issuance of preferred
   stock -- Note H                     15         -        71,879              -              -           -         -
  Dividends paid                        -         -             -              -              -      (4,670)        -
                                     ----     -----     ---------        -------      ---------    --------      ----
Balances at December 31, 1993          15       192       206,457            205        (15,371)     10,492         -
  Net income                            -         -             -              -              -      18,707         -
  Issuance of common stock to
   employee benefit plans -- Note K     -         -           205           (205)             -           -         -
  Stock options exercised               -         -            36              -              -           -         -
  Acquisition of Traveller
   Group -- Note B                      -         3           938              -              -           -         -
  Dividends paid                        -         -             -              -              -      (5,069)        -
                                     ----     -----     ---------        -------      ---------    --------      ----
Balances at December 31, 1994        $ 15     $ 195     $ 207,636        $     -      $ (15,371)   $ 24,130      $  -
                                     ====     =====     =========        =======      =========    ========      ====

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Year Ended December 31
                                           1994        1993          1992
                                                  ($ thousands)
OPERATING ACTIVITIES
  Net income (loss)                    $  18,707    $  20,311     $    (583)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Loss on extinguishments of debt           -          661        15,975
     Cumulative effect of accounting
      change in method of revenue
      recognition                              -            -         3,363
     Depreciation and amortization        28,087       28,266        34,473
     Amortization of intangibles           3,527        3,064         3,034
     Other amortization                      501          319           755
     Contribution of stock to
      employee benefit plans                   -          804           (43)
     Provision for losses on
      accounts receivable                  2,070        1,902         2,343
     Provision for deferred
      income taxes                         3,189       (2,108)        1,212
     Gain on asset sales                  (2,168)      (2,509)       (2,127)
     Gain on sale or issuance
      of subsidiary stock                    (45)         (37)            -
     Minority interest in subsidiary       3,773        3,390         3,076
     Changes in operating
      assets and liabilities,
      net of acquisition:
       Accounts receivable               (15,312)     (14,152)      (12,172)
       Inventories and
        prepaid expenses                  (6,428)      (5,985)       (3,377)
       Other assets                       (1,521)       1,859        (2,266)
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities             14,373         (193)       15,775
                                       ---------    ---------     ---------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES                     48,753       35,592        59,438

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases               (47,298)     (13,692)      (21,105)
  Proceeds from asset sales                7,841       10,839        10,417
  Acquisition of the Clipper
   Group, net of cash acquired --
   Note B                               (49,556)            -             -
  Acquisition of Trans-World
   Tire Corp.                                  -       (2,500)            -
                                       ---------    ---------     ---------
NET CASH USED BY
 INVESTING ACTIVITIES                    (89,013)      (5,353)      (10,688)







ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                              Year Ended December 31
                                           1994        1993          1992
                                                  ($ thousands)
FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                $    (147)   $     (47)    $    (721)
  Proceeds from receivables
   purchase agreement                     56,000            -             -
  Payments under receivables
   purchase agreement                    (16,000)           -             -
  Borrowings under revolving
   credit and term loan facilities        54,000       35,000        90,000
  Principal payments under revolving
   credit and term loan facilities       (39,000)     (98,000)      (53,000)
  Payments to retire 14%
   senior subordinated notes                   -       (8,437)     (135,507)
  Net proceeds from the
   issuance of common stock                   37            -       140,868
  Net proceeds from the
   issuance of preferred stock                 -       71,894             -
  Principal payments on other
   long-term debt and capital leases     (18,616)     (24,766)      (35,613)
  Dividends paid to minority
   shareholders of subsidiary               (438)        (432)         (429)
  Dividends paid                          (5,069)      (4,133)         (470)
  Repurchase of common
   stock -- Note H                             -            -       (55,768)
  Net increase in bank overdraft           5,989            -             -
                                       ---------    ---------     ---------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                     36,756      (28,921)      (50,640)
                                       ---------    ---------     ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         (3,504)       1,318        (1,890)
  Cash and cash equivalents
   at beginning of year                    6,962        5,644         7,534
                                       ---------    ---------     ---------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                        $   3,458    $   6,962     $   5,644
                                       =========    =========     =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1994


NOTE A - ORGANIZATION, PUBLIC OFFERINGS AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier, freight forwarding operations (see Note M), and truck tire retreading and sales. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), and, effective September 30, 1994, Clipper Exxpress Company and related companies (the "Clipper Group") (see Note B).

Due to the extent of management shareholders of a predecessor company continuing their ownership interest in the Company subsequent to a 1988 acquisition, the equity interest of these management shareholders was valued at the predecessor basis rather than at fair market value. Accordingly, the new basis of reporting for the Company's net assets using fair market values at the date of the acquisition was reduced by $15,371,000 to reflect the carryover basis of the management shareholders.

In February 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock at $50 per share. The total net proceeds to the Company were approximately $71.9 million and were used to repay a $50 million term loan. This transaction resulted in a loss on extinguishment of debt of $167,000 (net of income tax benefit of $103,000), which is reported as an extraordinary item in the accompanying consolidated financial statements.

The Company completed an initial public offering of 15.7 million shares of common stock at $14 per share (the "Offering") on May 13, 1992. The Company sold 10.7 million shares with the remaining shares being sold by a shareholder. The total net proceeds to the Company as a result of the Offering were approximately $140.9 million and were used to repurchase $113.9 million of the Company's outstanding 14% Senior Subordinated Notes due 1998 (the "Notes") and to make premium and consent payments and pay certain other related expenses. This transaction resulted in a loss on extinguishment of debt of $15.9 million (net of income tax benefit of $9.7 million) which is reported as an extraordinary item in the accompanying consolidated financial statements. In 1993, the remaining notes outstanding were redeemed at a premium, which resulted in an extraordinary loss of $494,000 (net of income tax benefit of $310,000).

Treadco was organized in 1991 as the successor to the tire business previously conducted by another wholly owned subsidiary of the Company. Also in 1991, Treadco completed an initial public offering of 2,679,300 of its common shares. As of December 31, 1994, the Company's percentage ownership of TREADCO was 46%. The Company's consolidated financial statements reflect full consolidation of the accounts of TREADCO, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls TREADCO through stock ownership, board representation and management services provided under a transition services agreement.

Summarized condensed financial information for TREADCO is as follows:
                                                         December 31
                                                      1994           1993
                                                        ($ thousands)

Current assets                                       $58,187        $50,950
Property, plant and equipment, net                    15,723         14,320
Other assets                                          15,673         16,162
                                                     -------        -------
  Total assets                                       $89,583        $81,432
                                                     =======        =======

Current liabilities                                  $20,822        $15,338
Long-term debt and other                               4,323          7,606
Stockholders' equity                                  64,438         58,488
                                                     -------        -------
  Total liabilities and stockholders' equity         $89,583        $81,432
                                                     =======        =======

                                       1994           1993           1992
                                                ($ thousands)

Sales                                $140,678       $113,277       $ 98,833
Operating expenses and costs          129,625        103,671         90,417
Interest expense                          270            195             51
Other (income) expense                      9           (252)          (377)
Income taxes                            4,265          3,832          3,471
                                     --------       --------       --------
Net income                           $  6,509       $  5,831       $  5,271
                                     ========       ========       ========

NOTE B - ACQUISITIONS

On September 30, 1994, Arkansas Best Corporation consummated the purchase of all outstanding stock of the Clipper Group pursuant to a stock purchase agreement entered into on August 18, 1994. Assets of approximately $26.2 million were acquired and liabilities of approximately $14.7 million were assumed. The Company's total purchase price is $60.8 million in cash, subject to certain closing audit adjustments. The Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its receivables purchase agreement. The remaining $6.8 million due is included in the current portion of long-term debt in the accompanying consolidated financial statements. The final payment, which is due on May 15, 1995, will be funded from cash on hand and/or funds available under existing credit facilities.

The acquisition has been accounted for under the purchase method, effective September 30, 1994, with operations of Clipper included for the three-month period ended December 31, 1994. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $49.4 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period. A final allocation of the purchase price will be completed in 1995 based on determination of the final purchase price. The final allocation is not expected to vary materially from amounts previously recorded.

On October 12, 1994, the Company issued 310,191 shares of common stock for all of the outstanding stock of Traveller Enterprises and subsidiaries and Commercial Warehouse Company, collectively (the "Traveller Group"). The acquisition of the Traveller Group has been accounted for as a pooling of interests. The Traveller Group's operations are not material in relation to the Company's consolidated financial statements for any period; therefore, financial statements for periods prior to the merger have not been restated, and the financial statements include operations of the Traveller Group from the date of the combination. The final number of shares that will be issued in conjunction with this transaction are subject to certain audit closing adjustments.

Pro forma unaudited information (as if the Clipper Group and Traveller
Group acquisitions were completed at the beginning of the respective periods) for 1994 and 1993 is as follows:
                                                     1994           1993
                                                       ($ thousands)

Operating revenues                               $ 1,209,054    $ 1,149,627
Operating expenses                                 1,152,858      1,094,340
                                                 -----------    -----------
                                                      56,196         55,287
Interest expense, net                                  9,715         10,602
Minority interest in subsidiary                        3,523          3,140
Other expense, net                                     2,051          2,331
Provision for income taxes                            19,592         18,874
                                                 -----------    -----------
Income before extraordinary item                 $    21,315    $    20,340
                                                 ===========    ===========
Earnings per common share before
extraordinary item                                       .87            .84
                                                 ===========    ===========
Average common shares outstanding                     19,662         19,504
                                                 ===========    ===========

The above pro forma unaudited information does not purport to be indicative of the results which actually would have occurred had the acquisitions been made at the beginning of the respective periods.

On August 29, 1993, TREADCO purchased substantially all of the assets and assumed certain liabilities of Trans-World Tire Corporation Inc., a new and retread truck tire operation. Assets of approximately $8.2 million were acquired and liabilities of approximately $6.4 million were assumed. The purchase price was approximately $2.9 million. A total of $1.1 million of goodwill was recognized in connection with the purchase. The pro forma effect of the Trans-World Tire Corporation acquisition is not material to the Company's operations for any period.

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

Property, Plant and Equipment: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, such property is depreciated principally by the straight-line method. For tax reporting purposes, accelerated depreciation or cost recovery methods are used.
Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of the book value of revenue equipment traded are accounted for by adjusting the cost of assets acquired. Tires and tubes purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires and tubes being expensed when placed in service.

Goodwill: Excess cost over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 15 to 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows over the remaining amortization period, the Company's carrying value of the goodwill would be reduced. No reduction has been required for any period.

Income Taxes: Effective January 1, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). As permitted under the new rules, prior years' financial statements have not been restated. The Company previously used the liability method required by FAS 96. The adoption of FAS 109 as of January 1, 1993, had no impact on net income.

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

Revenue Recognition: Prior to 1992, carrier operating revenues were recognized on the date the shipments were picked up from the customer, with expenses recognized as incurred. In January 1992, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that recognition of revenue for freight when picked up from the customer was no longer an acceptable accounting method. As a result, the Company adopted a new revenue recognition method effective January 1, 1992 whereby revenue is recognized based on relative transit time in each reporting period with expenses continuing to be recognized as incurred. This change in accounting method resulted in a charge to earnings in the first quarter of 1992 having a cumulative effect of approximately $3,400,000 (net of income taxes of $2,000,000).

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

NOTE D - INVENTORIES

                                                         December 31
                                                      1994           1993
                                                        ($ thousands)

Finished goods                                      $ 22,764       $ 20,240
Materials                                              7,487          6,784
Repair parts, supplies and other                       2,212          2,062
                                                    --------       --------
                                                    $ 32,463       $ 29,086
                                                    ========       ========

NOTE E - LONG-TERM DEBT AND CREDIT AGREEMENTS

                                                         December 31
                                                      1994           1993
                                                        ($ thousands)
Revolving Credit Facility (1)                       $      -       $      -
Receivables Purchase Agreement (2)                    40,000              -
Term Loan Agreement (3)                               19,000              -
Payable to Clipper shareholders (Note B)               6,774              -
Treadco Credit Agreement (4)                           3,000          7,000
Capitalized lease obligations (5)                     51,060         49,419
Other                                                  4,622          2,551
                                                    --------       --------
                                                     124,456         58,970
Less current portion                                  65,161         15,239
                                                    --------       --------
                                                    $ 59,295       $ 43,731
                                                    ========       ========

(1) Revolving Credit Facility: The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas as Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $150 million, including $40 million for letters of credit. There are no borrowings outstanding under the Revolving Credit Facility and approximately $32.7 million of letters of credit outstanding at December 31, 1994. The Revolving Credit Facility is payable on June 30, 1998. The Credit Agreement also requires mandatory prepayments to be made under certain circumstances, including the sales of certain assets and net cash proceeds from the issuance of certain equity or debt securities.

The Company pays a commitment fee of 3/8% on the unused amount under the Revolving Credit Facility.

Amounts advanced under the Credit Agreement bear interest, at the Company's option, at a rate per annum of either:(i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 3/4%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of December 31, 1994, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's receivables (excluding receivables sold under the receivables purchase agreement), revenue equipment, real property and TREADCO common stock included in the borrowing base (subject to certain exceptions).

(2) On March 2, 1994, ABF, Renaissance Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. The term can range from 30 to 180 days, at ABF's option. At the end of the term, ABF is required to repurchase any uncollected receivables. At December 31, 1994, ABF had $40 million financed through this facility. The interest rate under this agreement is variable based on underlying commercial paper rates, which was 5.9% as of December 31, 1994.

(3) The Company entered into a ten-year, $20 million term loan agreement dated as of April 25, 1994 with NationsBank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement are being used to finance the construction of the Company's new corporate office building which is expected to be completed in February 1995 (Note
I). Amounts borrowed under the agreement bear interest at 8.07%. The Company shall repay the outstanding amount in 40 equal quarterly installments of $500,000 plus interest, which began on July 15, 1994.

(4) TREADCO is a party to a revolving credit facility with Societe Generale (the "TREADCO Credit Agreement") providing for borrowings of up to the lesser of $12 million or the applicable borrowing base. Borrowings under the TREADCO Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at TREADCO's option, at 1% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At
December 31, 1994, the interest rate was 7.1%. At December 31, 1994, TREADCO had $3 million outstanding under the Revolving Credit Agreement. The TREADCO credit agreement is payable in September 1997. TREADCO pays a commitment fee of 3/8% on the unused amount under the TREADCO Credit Agreement.

The TREADCO Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring TREADCO to meet certain financial tests which have been met. Under the TREADCO Credit Agreement, TREADCO's assets are subject to pledge and, therefore, are available for use only by that subsidiary.

(5) Includes approximately $49,100,000 relative to leases of carrier revenue equipment with an aggregate net book value of approximately $49,856,000 at December 31, 1994. These leases have a weighted average interest rate of approximately 7.0%. Also includes approximately $1,960,000 relative to leases of various terminals and a data processing building expansion, financed by Industrial Revenue Bond Issues, with a weighted average interest rate of approximately 7.4%. The net book value of the related assets was approximately $2,897,000 at December 31, 1994.

Annual maturities on long-term debt, excluding capitalized lease obligations (see Note I), in 1995 through 1999 aggregate approximately $50,065,000; $3,113,000; $5,931,000; $2,466,000 and $2,483,000,
respectively.

Interest paid, net of interest capitalized of $582,000, was $6,656,000 in 1994, $7,226,000 in 1993, and $22,174,000 in 1992. Interest capitalized in
1993 and 1992 was not material.

The Company is a party to an interest rate cap arrangement to reduce the impact of increases in interest rates on its floating-rate long-term debt. The Company will be reimbursed for the difference in interest rates if the LIBOR rate exceeds a fixed rate of 9% applied to notional amounts, as defined in the contract, ranging from $50 million as of December 31, 1994 to $2.5 million as of October 1999. As of December 31, 1994, the LIBOR rate was 6.5%; therefore, no amounts were due to the Company under this arrangement. Fees totaling $385,000 were paid in 1994 to enter into this arrangement. These fees are being amortized to interest expense over the life of the contract.

A subsidiary of the Company is party to an interest rate exchange agreement with Citibank, with a notional amount of $3,520,000 as of December 31, 1994, that is used to convert the variable interest rate on bonds to a fixed rate of interest. The terms of the agreement require the Company to pay 11.45% interest and receive the Citibank base rate, calculated on the notional amount. Payments under the agreement are recognized as an adjustment to interest expense. The agreement expires in January 1996.

NOTE F - ACCRUED EXPENSES

                                                         December 31
                                                      1994           1993
                                                        ($ thousands)

Accrued salaries, wages and incentive plans        $  12,397      $  11,969
Accrued vacation pay                                  22,114         21,074
Accrued interest                                       1,964          1,053
Taxes other than income                                4,946          4,736
Loss, injury, damage and workers'
  compensation claims reserves                        35,348         29,229
Pension costs                                          1,312            989
Other                                                  4,076          2,228
                                                   ---------      ---------
                                                   $  82,157      $  71,278
                                                   =========      =========

NOTE G - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands).

                                                        December 31
                                                     1994           1993
Deferred tax liabilities:
  Depreciation and basis differences
   for property, plant and equipment               $  22,332      $  19,277
  Revenue recognition                                  4,610          4,182
  Basis difference on asset and stock sale             3,113          3,037
  Prepaid expenses                                     5,019          3,818
  Equity in earnings of TREADCO                        1,254          1,064
                                                   ---------      ---------
     Total deferred tax liabilities                   36,328         31,378

Deferred tax assets:
  Accrued expenses                                     2,743          1,452
  Uniform capitalization of inventories                  162            154
  Postretirement benefits other than pensions            241            111
  Other                                                  181              -
                                                   ---------      ---------
     Total deferred tax assets                         3,327          1,717
                                                   ---------      ---------

Net deferred tax liabilities                       $  33,001      $  29,661
                                                   =========      =========

Significant components of the provision for income taxes are as follows:
                                                        December 31
                                                     1994           1993

Current:
  Federal                                          $  12,595      $  18,263
  State                                                2,148          3,123
                                                   ---------      ---------
     Total current                                    14,743         21,386

Deferred (credit):
  Federal                                              2,670         (1,786)
  State                                                  519           (322)
                                                   ---------      ---------
     Total deferred (credit)                           3,189         (2,108)
                                                   ---------      ---------

Total income tax expense                           $  17,932      $  19,278
                                                   =========      =========

Components of the provision for deferred income taxes for 1992 are as follows:
Depreciation, capital leases and gains on asset sales             $    (603)
Accured expenses                                                        762
Revenue recognition                                                     522
Prepaid expenses                                                         58
Revenue equipment tires                                                 221
Deferred charges                                                       (545)
Equity in earnings of TREADCO                                           788
Other                                                                     9
                                                                  ---------
Deferred income tax expense                                       $   1,212
                                                                  =========

A reconciliation between the effective income tax rate, as computed on income before extraordinary items and the cumulative effect of an accounting change, and the statutory federal income tax rate is presented in the following table:
                                             Year Ended December 31
                                       1994           1993           1992
                                                 ($ thousands)

Income tax at the statutory
 federal rate of 35% for 1994 and
 1993, and 34% for 1992             $  12,824      $  14,088      $  12,121
Federal income tax effects of:
  State income taxes                     (933)          (981)          (812)
  Amortization of nondeductible
   goodwill                             1,031          1,058          1,003
  Other nondeductible expenses            969            490            476
  Minority interest                     1,233          1,099            961
  Undistributed earnings
   of TREADCO                             210            189            705
  Rate difference for TREADCO            (108)           (98)             -
  Retroactive tax rate change
   effect on deferred taxes                 -            677              -
  Other                                    39            (45)            53
                                    ---------      ---------      ---------
Federal income taxes                   15,265         16,477         14,507
State income taxes                      2,667          2,801          2,387
                                    ---------      ---------      ---------
                                    $  17,932      $  19,278      $  16,894
                                    =========      =========      =========
Effective tax rate                      48.9%          47.9%          47.4%
                                    =========      =========      =========

Income taxes paid were $12,368,000 in 1994, $20,740,000 in 1993, and
$6,302,000 in 1992.

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which required a retroactive increase in the corporate federal tax rate. This resulted in an increase in the tax expense and a corresponding decrease in net income of $828,000. The increase in the corporate federal tax rate was accounted for in accordance with FAS 109.

NOTE H - SHAREHOLDERS' EQUITY

Preferred Stock. On February 19, 1993, the Company completed a public offering of 1,495,000 shares of Preferred Stock at $50 per share. The preferred stock is convertible at the option of the holder into Common Stock at the rate of 2.5397 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning February 15, 1995, for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018, at a rate of $50 principal amount of debentures for each share of Preferred Stock. The Preferred Stock is redeemable at any time on or after February 15, 1996, in whole or in part, at the Company's option, initially at a redemption price of $52.0125 per share and thereafter at redemption prices declining to $50 per share on or after February 15, 2003, plus unpaid dividends to the redemption date. Holders of Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time they have the right to elect two directors of the Company until all dividends have been paid. Total dividends paid during 1994 and 1993 were $4,298,000 and $3,904,000, respectively.

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

Repurchase of Common Stock. On November 13, 1992, 4,439,000 shares of Common Stock were repurchased from Kelso Best Partners, L.P. ("Kelso"), which was the Company's largest shareholder at that time. These were purchased at a cost of $12.50 per share (a discount of $1.50 per share from the then quoted NASDAQ NMS sale price). These shares were subsequently retired by the Company.

Stock Options. On March 13, 1992, the Company adopted a stock option plan which provides 1,000,000 shares of Common Stock for the granting of options to directors and key employees of the Company.

In May 1993, the Company adopted a disinterested directors stockholder plan, which provides 225,000 shares of common stock for the granting of options to directors who administer the Company's stock option plan and are not permitted to receive stock option grants under such plan. These options are exercisable at the date they are granted. This plan was terminated in May 1994. The options previously granted under this plan will continue in effect according to their terms.

Option transactions are summarized as follows:
                                                     1994           1993

Options outstanding at the
 beginning of the year                              589,100       551,600
Options granted                                      54,700        37,500
Options cancelled                                   (11,460)            -
Options exercised                                    (3,440)            -
                                                    -------       -------

Options outstanding as of December 31               628,900       589,100
                                                    =======       =======

Option price range as of December 31           $9.50 to $13.88
                                               ===============

Options exercisable at December 31, 1994            222,180
                                                    =======

Shareholders' Rights Plan. Each issued and outstanding share of Common Stock has associated with it one Common Stock purchase right to purchase a share of Common Stock from the Company at a price of $60.00. Such rights are not exerciseable until certain events occur as detailed in the rights agreement.

NOTE I - LEASES AND COMMITMENTS

Rental expense amounted to approximately $72,802,000 in 1994, $58,369,000 in 1993, and $45,875,000 in 1992.

The future minimum rental commitments, net of future minimum rentals to be received under noncancelable subleases, as of December 31, 1994 for all noncancellable operating leases are as follows ($ thousands):
                                                   Terminals      Equipment
                                                  and Retread        and
Period                                Total          Plants         Other

1995                                 $ 25,401       $ 10,113       $ 15,288
1996                                   14,383          7,219          7,164
1997                                    8,693          4,339          4,354
1998                                    5,839          2,597          3,242
1999                                    3,921          1,882          2,039
Thereafter                              9,140          8,014          1,126
                                     --------       --------       --------
                                     $ 67,377       $ 34,164       $ 33,213
                                     ========       ========       ========

Certain of the leases are renewable for substantially the same rentals for varying periods. Future minimum rentals to be received under noncancellable subleases totaled approximately $3,021,000 at December 31, 1994.

The future minimum payments under capitalized leases at December 31, 1994, consisted of the following ($ thousands):
     1995                                                     $ 18,361
     1996                                                       11,467
     1997                                                        7,691
     1998                                                        9,403
     1999                                                        7,717
     Thereafter                                                  5,860
                                                              --------
     Total minimum lease payments                               60,499
     Amounts representing interest                               9,439
                                                              --------
     Present value of net minimum lease
       included in long-term debt - Note E                    $ 51,060
                                                              ========

Assets held under capitalized leases are included in property, plant and equipment as follows:
                                                         December 31
                                                      1994           1993
                                                        ($ thousands)

Revenue equipment                                  $  80,318      $  84,882
Land and structures                                    4,726          7,498
                                                   ---------      ---------
                                                      85,044         92,380
Less accumulated amortization                         32,291         40,134
                                                   ---------      ---------
                                                   $  52,753      $  52,246
                                                   =========      =========

The revenue equipment leases have remaining terms from one to seven years and contain renewal or fixed price purchase options. The lease agreements require the lessee to pay property taxes, maintenance and operating expenses. Lease amortization is included in depreciation expense.

Capital lease obligations of $15,793,000, $17,885,000 and $5,491,000 were incurred for the years ended December 31, 1994, 1993 and 1992, respectively.

Commitments for purchase of revenue equipment aggregated approximately $47,409,000 at December 31, 1994.

Commitments for capital expenditures aggregate approximately $9.1 million at December 31, 1994 for construction of a new corporate office building. The total construction cost of the new building is anticipated to approximate $23 million, of which $13.9 million is included in construction in progress as of December 31, 1994.

The Company incurred annual fees of $300,000 in 1992 for services rendered by a former shareholder. An additional $1,000,000 was paid as an advisory fee in connection with the repurchase of the Notes (Note A). The service agreement with this shareholder was terminated effective December 31, 1992.

NOTE J - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation ("Riverside") and MR Realty Associates, L.P. ("Plaintiffs") against the Company and ABC Treadco. Plaintiffs have asserted state law, Employee Retirement Income Security Act of 1974 and securities claims against the Company in connection with the Company's sale of Riverside in April 1989. Plaintiffs are seeking approximately $4 million in actual damages and $10 million in punitive damages. The Company is vigorously contesting the lawsuit. After consultation with legal counsel, the Company has concluded that resolution of the foregoing lawsuit is not expected to have a material adverse effect on the Company's financial condition.

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

ABF stores some fuel for its tractors and trucks in approximately 98 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United State Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $250,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

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

NOTE K - EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all noncontractual employees. Benefits are based on years of service and employee compensation. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum amounts not to exceed the maximum amount deductible under the Internal Revenue Code. The plans' assets are held in a common bank-administered trust fund and are primarily invested in government and equity securities. Additionally, the Company participates in several multiemployer plans, which provide defined benefits to the Company's union employees. In the event of insolvency or reorganization, plan terminations or withdrawal by the Company from the multiemployer plans, the Company may be liable for a portion of the plan's unfunded vested benefits, the amount of which, if any, has not been determined.

A summary of the components of net periodic pension costs for the defined benefit plans for the periods indicated and the total contributions charged to pension expense for the multiemployer plans follows:
                                             Year Ended December 31
                                       1994           1993           1992
                                                 ($ thousands)
Defined Benefit Plans
  Service cost - benefits
     earned during the year          $  4,492       $  4,225       $  3,683
  Interest cost on projected
     benefit obligations                5,249          5,675          5,162
  Actual return on plan assets            220         (6,656)        (3,601)
  Net amortization and deferral        (5,379)         1,542         (1,851)
                                     --------       --------       --------
     Net pension cost of defined
       benefit plans                    4,582          4,786          3,393
Multiemployer Plans                    40,833         37,846         36,066
                                     --------       --------       --------
  Total pension expense              $ 45,415       $ 42,632       $ 39,459
                                     ========       ========       ========

Assumptions used in determining net periodic pension cost for the defined benefit plans were:
                                             Year Ended December 31
                                       1994           1993           1992

Weighted average discount rate         7.24%          8.49%          8.90%
Annual compensation increases          3.00%          5.00%          5.00%
Expected long-term rates of
  return on assets                     9.00%          9.25%          9.75%

The following sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans at December 31:
                                                     1994           1993
                                                       ($ thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                        $ (50,826)     $ (56,798)
                                                   =========      =========
  Accumulated benefit obligation                   $ (57,630)     $ (65,303)
                                                   =========      =========


Projected benefit obligation                       $ (72,469)     $ (79,195)
Plan assets at fair value                             67,403         68,515
                                                   ---------      ---------
Projected benefit obligation in excess
  of plan assets                                      (5,066)       (10,680)
Unrecognized net loss                                  9,159         15,095
Prior service benefit not yet recognized
  in net periodic pension cost                           206            218
Unrecognized net asset at January 1, 1987,
  net of amortization                                    (68)           (73)
Adjustment required to recognize minimum
  liability                                             (212)             -
                                                   ---------      ---------
Net pension asset                                  $   4,019      $   4,560
                                                   =========      =========

At December 31, 1994, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $1,312,000 and a noncurrent asset of $5,331,000 included in other assets. At December 31, 1993, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $989,000 and a noncurrent asset of $5,549,000 included in other assets.

The following assumptions were used in determining the pension obligation:
                                                         December 31
                                                      1994           1993

Weighted average discount rate                        8.73%          7.24%
Annual compensation increases                         3.00%          3.00%
Expected long-term rates of return on assets          9.00%          9.25%

The Company has deferred compensation agreements with certain executives for which liabilities aggregating $1,309,000 and $975,000 as of December 31, 1994 and 1993, respectively, have been recorded.

The Company also has a supplemental benefit plan for the purpose of supplementing benefits under the Company's retirement plans. The plan will pay sums in addition to amounts payable under the retirement plans to eligible participants. Participation in the plan is limited to employees of the Company who are participants in the Company's retirement plans and who are also either participants in the Company's executive incentive plan or are designated as participants in the plan by the Company's Board of Directors. As of December 31, 1994, the Company has a liability of $2,005,000 for future costs under this plan with $1,234,000 reflected in the accompanying consolidated financial statements as an accrued expense and $771,000 included in other liabilities.

In July 1993, the Employee Stock Ownership Plan (the "ESOP") was merged with another defined contribution plan to create a new plan known as the Arkansas Best Corporation Employees' Investment Plan (the "Investment Plan"). Participant account balances were transferred from the ESOP to the Investment Plan. The Investment Plan covers substantially all full-time, noncontractual employees of the Company and its subsidiaries. The Investment Plan permits participants to defer up to 15% of their salary by salary reduction as provided in Section 401(k) of the Internal Revenue Code. The percentage of Company match is set annually. In 1994, 1993 and 1992 up to 4% of a participant's compensation contributed to the Investment Plan was matched by a Company deposit of 25% of such contribution. The Company's matching contribution can be made in cash or common stock of the Company. The matching contributions charged to operations under the investment plans totaled approximately $846,000 for 1994, $875,000 for 1993, and $805,000 for 1992. At December 31, 1993, the contribution payable was reflected as a component of shareholders' equity. In 1994, 14,752 shares were issued in settlement of the 1993 contributions payable.

TREADCO has an employee stock ownership plan (the "TREADCO ESOP") and a related trust (the "TREADCO Trust") covering substantially all employees of TREADCO. The cost of the TREADCO ESOP is borne by TREADCO through annual contributions to the TREADCO Trust in amounts determined by TREADCO's Board of Directors. Contributions may be paid in cash or in shares of TREADCO Common Stock. Participants become 100% vested after five years of service from January 1, 1990. Distribution of balances normally would be made in TREADCO's Common Stock. Charges to operations for contributions to the TREADCO ESOP totaled $250,000 for 1994, $250,000 for 1993 and $250,000 for
1992. The stock contributions to the ESOP and investment plans do not have a material effect on earnings per share.

Clipper has a Retirement Benefit Plan that covers substantially all full-time employees. The Plan permits participants to defer up to 8% of their salary by salary reduction as provided in Section 401(k) of the Internal Revenue Code, with up to 4% of a participant's compensation matched by the Company. Also, the Plan has a discretionary profit sharing contribution determined annually by its Board of Directors (6% of compensation paid to employees for 1994). For the three months ended December 31, 1994, the Company's contributions under this Plan totaled $109,000.

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

The following table represents the amounts recognized in the Company's consolidated balance sheets:
                                                         December 31
                                                      1994           1993

Accumulated postretirement benefit obligation:
  Retirees                                         $  (1,268)     $  (1,354)
  Fully eligible active plan participants               (400)          (489)
  Other active plan participants                      (1,036)        (1,159)
                                                   ---------      ---------
                                                      (2,704)        (3,002)
Unrecognized net (gain) loss                            (315)           171
Unrecognized transition obligation                     2,421          2,556
                                                   ---------      ---------
Accrued postretirement benefit cost                $    (598)     $    (275)
                                                   =========      =========

Net periodic postretirement benefit cost includes the following components:
                                       1994           1993           1992

Service cost                        $      59      $      53
Interest cost                             212            223
Amortization of transition
 obligation over 20 years                 135            134
                                    ---------      ---------      ---------

Net periodic postretirement
 benefit cost                       $     406      $     410      $      72
                                    =========      =========      =========

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (in health care cost trend) is 10.5% for 1995 (10.5% for 1994) and is assumed to decrease gradually to 4.5% in years 2006 and later.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by $363,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $48,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.73% at December 31, 1994 and 7.24% at December 31, 1993.

Additionally, the Company's union employees are provided postretirement health care benefits through defined benefit multiemployer plans. The cost of such benefits cannot be readily separated between retirees and active employees. The aggregate contribution to the multiemployer health and welfare benefit plans totaled approximately $48,300,000 and $45,400,000 for the years ended December 31, 1994 and 1993, respectively.

NOTE L - OPERATING EXPENSES AND COSTS

                                             Year Ended December 31
                                       1994           1993           1992
                                                 ($ thousands)
CARRIER OPERATIONS
  Salaries and wages               $  613,187      $ 594,213      $ 560,460
  Supplies and expenses                96,210         99,146         99,613
  Operating taxes and licenses         35,928         35,152         32,697
  Insurance                            18,237         16,835         17,567
  Communications and utilities         22,639         23,680         23,782
  Depreciation and amortization        24,302         25,714         32,370
  Rents                                67,550         53,192         39,561
  Other                                 4,298          3,779          4,324
                                   ----------      ---------      ---------
                                      882,351        851,711        810,374

FORWARDING OPERATIONS
  Cost of services                     26,817              -              -
  Selling, administrative,
   and general                          3,542              -              -
                                   ----------      ---------      ---------
                                       30,359              -              -

TIRE OPERATIONS
  Cost of sales                       100,909         79,718         69,070
  Selling, administrative
   and general                         26,206         21,522         18,412
                                   ----------      ---------      ---------
                                      127,115        101,240         87,482
SERVICE AND OTHER                      10,481          5,598          4,838
                                   ----------      ---------      ---------

                                   $1,050,306      $ 958,549      $ 902,694
                                   ==========      =========      =========

NOTE M - BUSINESS SEGMENT DATA

The Company operates principally in three industries: carrier operations, tire operations, and, effective October 1, 1994 with the acquisition of the Clipper Group, freight forwarding operations. Carrier operations include freight transportation services as a common carrier of general commodities and import/export container cargo between ports and inland points. These services are provided to a wide range of customers in various industries. Forwarding operations consist primarily of intermodal transportation brokerage services. Tire operations include the cold-cap retreading of truck tires and the sale of new tires primarily for trucks.

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

The following information reflects selected business segment data
(information relative to revenues is reflected in the consolidated statements of operations):
                                             Year Ended December 31
                                       1994           1993           1992
                                                 ($ thousands)
OPERATING PROFIT (LOSS)
  Carrier operations                $  35,622      $  41,645      $  46,725
  Forwarding operations                   695              -              -
  Tire operations                      11,079         10,186          8,767
  Other                                  (249)        (1,193)           267
                                    ---------      ---------      ---------
TOTAL OPERATING PROFIT                 47,147         50,638         55,759
  Interest expense                      6,985          7,248         17,285
  Minority interest                     3,523          3,140          2,825
                                    ---------      ---------      ---------
INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                 $  36,639      $  40,250      $  35,649
                                    =========      =========      =========
IDENTIFIABLE ASSETS
  Carrier operations                $ 374,128      $ 331,507      $ 332,604
  Tire operations                      89,231         80,377         65,480
  Forwarding operations                73,816              -              -
  Other                                12,607         10,008          8,139
                                    ---------      ---------      ---------
                                      549,782        421,892        406,223
  General corporate assets             19,263         25,841         22,122
                                    ---------      ---------       --------
TOTAL ASSETS                        $ 569,045      $ 447,733      $ 428,345
                                    =========      =========      =========
DEPRECIATION AND AMORTIZATION
  EXPENSE
     Carrier operations             $  26,630      $  28,043      $  35,284
     Tire operations                    3,444          2,614          2,221
     Forwarding operations                609              -              -
     Other                              1,432            992            757
                                    ---------      ---------      ---------
                                    $  32,115      $  31,649      $  38,262
                                    =========      =========      =========
CAPITAL EXPENDITURES
  Carrier operations                $  58,110      $  26,530      $  24,001
  Tire operations                       5,684          6,137          2,339
  Forwarding operations                    19              -              -
  Other                                   285            492            256
                                    ---------      ---------      ---------
                                    $  64,098      $  33,159      $  26,596
                                    =========      =========      =========

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long- and Short-term Debt. The carrying amounts of the Company's borrowings under its revolving credit agreements and the receivables purchase agreement approximate their fair values, since the interest rate under these agreements is variable. Also, the carrying amount of long-term debt was estimated to approximate their fair values.

The carrying amounts and fair value of the Company's financial instruments at December 31, 1994 are as follows:
                                                    Carrying         Fair
                                                     Amount         Value
                                                        ($ thousands)

Cash and cash equivalents                          $   3,458      $   3,458
Short-term debt                                       50,065         50,082
Long-term debt                                        23,331         24,773

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1994 and 1993:
                                                  1994
                                           Three Months Ended
                             March 31     June 30  September 30  December 31
                                 ($ thousands, except per share amount)

Operating revenues          $ 264,981    $ 210,760   $ 294,251    $ 328,429
Operating expenses
  and costs                   252,363      212,331     274,753      310,859
                            ---------     --------   ---------    ---------
Operating income (loss)        12,618       (1,571)     19,498       17,570
Other expense - net             2,382        2,483       2,767        3,844
Income taxes (credit)           4,661         (646)      7,530        6,387
                            ---------    ---------   ---------    ---------
Net income (loss)           $   5,575    $  (3,408)  $   9,201    $   7,339
                            =========    =========   =========    =========

Net income (loss)
  per share                 $     .23    $    (.23)  $     .42    $     .32
                            =========    =========   =========    =========
Average shares out-
  standing - Note H        19,339,389   19,200,077  19,306,326   19,491,560
                           ==========   ==========  ==========   ==========

                                                  1993
                                           Three Months Ended
                             March 31     June 30  September 30  December 31
                                 ($ thousands, except per share amount)

Operating revenues          $ 229,210    $ 244,622   $ 267,106    $ 268,980
Operating expenses
  and costs                   221,415      234,243     247,718      255,173
                            ---------    ---------   ---------    ---------
Operating income                7,795       10,379      19,388       13,807
Other expense - net             3,334        2,069       2,504        3,212
Income taxes                    2,299        3,879       8,130        4,970
                            ---------    ---------   ---------    ---------
Income before extra-
  ordinary item                 2,162        4,431       8,754        5,625
Loss on extinguishment
  of debt                        (167)        (162)          -         (332)
                            ---------    ---------   ---------    ---------
Net income                  $   1,995    $   4,269   $   8,754    $   5,293
                            =========    =========   =========    =========
Income per common share
  before extraordinary
  item                      $     .08    $     .18   $     .38    $     .24
Loss on extinguishment
  of debt per common share       (.01)        (.01)          -         (.02)
                             --------    ---------   ---------    ---------
Net income per common
  share                     $     .07    $     .17   $      .38   $     .22
                            =========    =========   =========    =========
Average common shares
  outstanding              19,194,595   19,127,064  22,971,916   19,288,988
                           ==========   ==========  ==========   ==========

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION

     Column A                         Column B          Column C         Column D          Column E        Column F
                                                               Additions
                                                          (1)              (2)
                                     Balance at        Charged to       Charged to
                                     beginning         costs and      other accounts     Deductions -     Balance at
     Description                     of period          expenses         describe          describe     end of period

Year Ended December 31, 1994:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $  2,200,000      $  2,935,228     $    961,663(A)   $  3,271,956(B)  $  2,824,935
                                   ============      ============     ============      ============     ============

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


Exhibit
  No.                                                                 Page

  11      Statement Re:  Computation of Earnings per Share             75

  22      List of Subsidiary Corporations                              77

  23      Consent of Ernst & Young LLP, Independent Auditors           79