Form 10-Q
period 1995-03-31
ARKANSAS BEST CORP /DE/
filed 1995-05-12
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Quarter Ended  March 31, 1995
                          --------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19969
                           --------

                          ARKANSAS BEST CORPORATION
- -----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                    6711                   71-0673405
- ------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           3801 Old Greenwood Road
                         Fort Smith, Arkansas  72903
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at May 1, 1995
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,513,708 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets -- March 31, 1995
                and December 31, 1994                                   3

               Consolidated Statements of Operations -- For the
                Three Months Ended March 31, 1995 and 1994              5

               Consolidated Statements of Cash Flows --
                For the Three Months Ended
                March 31, 1995 and 1994                                 7

               Notes to Consolidated Financial Statements --
                March 31, 1995                                          9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          20

  Item 2.   Changes in Securities                                      20

  Item 3.   Defaults Upon Senior Securities                            20

  Item 4.   Submission of Matters to a Vote of Security Holders        20

  Item 5.   Other Information                                          20

  Item 6.   Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                             21

EXHIBITS

  Exhibit 11.  Statement Re: Computation of Earnings Per Share         22

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    March 31     December 31
                                                      1995           1994
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   8,796      $   3,458
  Trade receivables, less allowances for
     doubtful accounts (1995 -- $2,848,000;
     1994 -- $2,825,000                              128,118        136,144
  Inventories -- Note C                               35,292         32,463
  Prepaid expenses                                    12,043         13,734
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            184,249        185,799




PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                127,598        110,424
  Revenue equipment                                  201,968        200,250
  Manufacturing equipment                              7,747          7,467
  Service, office and other equipment                 44,957         40,516
  Leasehold improvements                               9,447          9,421
  Construction in progress                                 -         13,939
                                                   ---------      ---------
                                                     391,717        382,017
  Less allowances for depreciation
   and amortization                                 (173,449)      (166,436)
                                                   ---------      ---------
                                                     218,268        215,581

OTHER ASSETS                                          14,224         15,705

GOODWILL, less amortization (1995 --
     $20,970,000; 1994 --$19,794,000)                150,844        151,960
                                                   ---------      ---------
                                                   $ 567,585      $ 569,045
                                                   =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    March 31     December 31
                                                      1995           1994
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                   $       -      $   5,989
  Bank drafts payable                                 10,915         10,779
  Trade accounts payable                              50,294         49,368
  Accrued expenses                                    86,667         82,157
  Federal and state income taxes                       6,301          5,786
  Deferred federal income taxes                        4,159          4,159
  Current portion of long-term debt                   64,472         65,161
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       222,808        223,399

LONG-TERM DEBT, less current portion                  57,016         59,295
OTHER LIABILITIES                                      5,979          5,915
DEFERRED FEDERAL INCOME TAXES                         25,958         28,842
MINORITY INTEREST                                     35,348         34,989

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares, issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     19,513,708 shares                                   195            195
  Additional paid-in capital                         207,636        207,636
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings                                   28,001         24,130
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      220,476        216,605

CONTINGENCIES -- Note F
                                                   ---------      ---------
                                                   $ 567,585      $ 569,045
                                                   =========      =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                             March 31
                                                          1995       1994
                                                             (unaudited)
                                                       ($ thousands,except
                                                         per share data)

OPERATING REVENUES
 Carrier operations                                   $ 244,477   $ 234,326
 Forwarding operations                                   28,768           -
 Tire operations                                         33,214      29,405
 Service and other                                        4,748       1,250
                                                      ---------   ---------
                                                        311,207     264,981

OPERATING EXPENSES AND
 COSTS -Note E
  Carrier operations                                    233,123     223,263
  Forwarding operations                                  28,143           -
  Tire operations                                        31,497      27,581
  Service and other                                       5,090       1,519
                                                      ---------   ---------
                                                        297,853     252,363
                                                      ---------   ---------
OPERATING INCOME                                         13,354      12,618

OTHER INCOME
  Gain on asset sales                                       313         318
  Other                                                     157         148
                                                      ---------   ---------
                                                            470         466

OTHER EXPENSES
  Interest                                                2,128       1,344
  Other                                                   1,449       1,014
  Minority interest in subsidiary                           489         490
                                                      ---------   ---------
                                                          4,066       2,848
                                                      ---------   ---------

INCOME BEFORE INCOME TAXES                                9,758      10,236

FEDERAL AND STATE INCOME
 TAXES (CREDIT) - Note D
  Current                                                 7,500       5,843
  Deferred                                               (2,884)     (1,182)
                                                      ---------   ---------
                                                          4,616       4,661
                                                      ---------   ---------
NET INCOME                                            $   5,142   $   5,575
                                                      =========   =========








ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                                        Three Months Ended
                                                             March 31
                                                          1995       1994
                                                            (unaudited)
                                                       ($ thousands, except
                                                          per share data)



EARNINGS PER COMMON SHARE:

NET INCOME                                              $  0.21     $  0.23
                                                      =========   =========

AVERAGE COMMON SHARES OUTSTANDING:                   19,566,404  19,339,389
                                                     ==========  ==========

CASH DIVIDENDS PAID PER COMMON SHARE                    $  0.01     $  0.01
                                                      =========   =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                         March 31
                                                     1995           1994
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income                                       $   5,142      $   5,575
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
     Depreciation and amortization                     7,792          6,658
     Amortization of intangibles                       1,176            779
     Other amortization                                  161            111
     Provision for losses on
      accounts receivable                                597            770
     Provision for deferred
      income taxes                                    (2,884)        (1,182)
     Gain on asset sales                                (313)          (318)
     Gain on issuance of
      subsidiary stock                                   (20)           (45)
     Minority interest in
      subsidiary                                         489            490
     Changes in operating
      assets and liabilities:
       Accounts receivable                             7,429         (6,865)
       Inventories and
        prepaid expenses                              (1,138)          (987)
       Other assets                                    1,260            404
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                          6,151         17,229
                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             25,842         22,619

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (10,565)        (8,387)
  Proceeds from asset sales                            2,112          1,635
                                                   ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                 (8,453)        (6,752)

















ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                    Three Months Ended
                                                         March 31
                                                     1995           1994
                                                       (unaudited)
                                                      ($ thousands)

FINANCING ACTIVITIES
  Proceeds from commercial paper
   agreement                                      $        -     $    1,000
  Borrowings under revolving
   credit facilities                                   5,000          2,000
  Principal payments under
   term loan facility                                   (500)             -
  Payments under revolving
   credit facilities                                  (6,000)        (2,000)
  Principal payments on
   other long-term debt                               (3,182)        (6,777)
  Dividends paid to minority
   shareholders of subsidiary                           (110)          (109)
  Dividends paid                                      (1,270)        (1,267)
  Net decrease
   in cash overdrafts                                 (5,989)             -
                                                   ---------      ---------
NET CASH USED BY
 FINANCING ACTIVITIES                                (12,051)        (7,153)
                                                   ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS              5,338          8,714
  Cash and cash equivalents
   at beginning of period                              3,458              -
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   8,796      $   8,714
                                                   =========      =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995


NOTE A -- ORGANIZATION

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations, freight forwarding operations and truck tire retreading and sales. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), and, effective September 30, 1994, Clipper Exxpress Company ("Clipper").

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE C -- INVENTORIES

                                                    March 31     December 31
                                                      1995           1994
                                                        ($ thousands)

Finished goods                                      $ 26,878       $ 22,764
Materials                                              6,200          7,487
Repair parts, supplies and other                       2,214          2,212
                                                    --------       --------
                                                    $ 35,292       $ 32,463
                                                    ========       ========

NOTE D -- FEDERAL AND STATE INCOME TAXES

                                                        Three Months Ended
                                                             March 31
                                                           1995      1994
                                                            ($ thousands)

Income tax at regular rates                             $ 3,415   $ 3,583
Percent                                                    35.0%     35.0%

State taxes less federal benefits                           685       596
Percent                                                     7.0%      5.8%

Amortization of nondeductible goodwill                      266       265
Percent                                                     2.7%      2.6%

Minority interest                                           166       167
Percent                                                     1.7%      1.6%

Other items                                                  84        50
Percent                                                     0.9%      0.5%
                                                        -------   -------
Income tax expense                                      $ 4,616   $ 4,661
Percent                                                    47.3%     45.5%
                                                        =======   =======

NOTE E -- OPERATING EXPENSES AND COSTS

                                                        Three Months Ended
                                                             March 31
                                                          1995       1994
                                                            (unaudited)
                                                            ($ thousands)
Carrier Operations:
  Salaries and wages                                   $165,175    $155,442
  Supplies and expenses                                  26,372      24,502
  Operating taxes and licenses                           10,335       9,238
  Insurance                                               4,485       4,368
  Communications and utilities                            5,802       5,726
  Depreciation and
   amortization                                           6,393       5,889
  Rents and purchased transportation                     13,615      16,762
  Other                                                     946       1,336
                                                       --------    --------
                                                        233,123     223,263

Forwarding Operations:
  Cost of services                                       24,488           -
  Selling, administrative and
   general                                                3,655           -
                                                       --------    --------
                                                         28,143           -

Tire Operations:
  Cost of sales                                          24,781      21,548
  Selling, administrative and
   general                                                6,716       6,033
                                                       --------    --------
                                                         31,497      27,581


Service and Other                                         5,090       1,519
                                                       --------    --------
                                                       $297,853    $252,363
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

ABF stores some fuel for its tractors and trucks in 98 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $250,000 over the last five years, or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

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

The Company owns approximately 46% of Treadco, whose shares are traded on the Nasdaq Stock Exchange. Treadco is consolidated with the Company for financial reporting purposes as a result of its control of Treadco by reason of its stock ownership, board representation and provision of management services. The ownership interests of the other stockholders are reflected as minority interest.

On September 30, 1994, the Company purchased all the outstanding stock of Clipper Exxpress Company ("Clipper") and two affiliated companies collectively (the "Clipper Group"). Beginning October 1, 1994, the operations of the Clipper Group are presented in the forwarding operations segment.

On October 12, 1994, the Company issued 310,191 shares of common stock for all the outstanding stock of Traveller Enterprises and subsidiaries and Commercial Warehouse Company, collectively (the "Traveller Group").

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

                                                        Three Months Ended
                                                             March 31
                                                          1995       1994
                                                            ($ thousands)

OPERATING REVENUES
  Carrier operations                                   $244,477    $234,326
  Forwarding operations                                  28,768           -
  Tire operations                                        33,214      29,405
  Other                                                   4,748       1,250
                                                       --------    --------
                                                       $311,207    $264,981
                                                       ========    ========
OPERATING EXPENSES AND COSTS

CARRIER OPERATIONS
  Salaries and wages                                   $165,175    $155,442
  Supplies and expenses                                  26,372      24,502
  Operating taxes and licenses                           10,335       9,238
  Insurance                                               4,485       4,368
  Communications and utilities                            5,802       5,726
  Depreciation and amortization                           6,393       5,889
  Rents and purchased transportation                     13,615      16,762
  Other                                                     946       1,336
  Other non-operating (net)                                 319         179
                                                       --------    --------
                                                        233,442     223,442
FORWARDING OPERATIONS
  Cost of services                                       24,488           -
  Selling, administrative
   and general                                            3,655           -
  Other non-operating (net)                                 426           -
                                                       --------    --------
                                                         28,569           -
TIRE OPERATIONS
  Cost of sales                                          24,781      21,548
  Selling, administrative
   and general                                            6,716       6,033
  Other non-operating (net)                                 125         197
                                                       --------    --------
                                                         31,622      27,778

SERVICE AND OTHER                                         5,199       1,691
                                                       --------    --------
                                                       $298,832    $252,911
                                                       ========    ========
















                                                        Three Months Ended
                                                             March 31
                                                          1995       1994
                                                            ($ thousands)

OPERATING PROFIT (LOSS)
  Carrier operations                                   $ 11,035    $ 10,884
  Forwarding operations                                     199           -
  Tire operations                                         1,592       1,627
  Other                                                    (451)       (441)
                                                       --------    --------
TOTAL OPERATING PROFIT                                   12,375      12,070
MINORITY INTEREST                                           489         490
INTEREST EXPENSE                                          2,128       1,344
                                                       --------    --------
INCOME BEFORE INCOME
 TAXES                                                 $  9,758    $ 10,236
                                                       ========    ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the Interstate Commerce Commission.

                                                           Three Months Ended
                                                                March 31
                                                            1995      1994
CARRIER OPERATIONS
  Salaries and wages                                        67.6%     66.3%
  Supplies and expenses                                     10.8      10.5
  Operating taxes and licenses                               4.2       3.9
  Insurance                                                  1.8       1.9
  Communications and utilities                               2.4       2.4
  Depreciation and amortization                              2.6       2.5
  Rents and purchased transportation                         5.6       7.2
  Other                                                      0.4       0.6
  Other non-operating (net)                                  0.1       0.1
                                                            ----      ----
     Total Carrier Operations                               95.5%     95.4%
                                                            ====      ====
FORWARDING OPERATIONS
  Cost of sales                                             85.1%      -
  Selling, administrative
   and general                                              12.7       -
  Other non-operating (net)                                  1.5       -
                                                            ----      ----
     Total Forwarding Operations                            99.3%      -
                                                            ====      ====
TIRE OPERATIONS
  Cost of sales                                             74.6%     73.3%
  Selling, administrative
   and general                                              20.2      20.5
  Other non-operating (net)                                  0.4       0.7
                                                            ----      ----
     Total Tire Operations                                  95.2%     94.5%
                                                            ====      ====

Results of Operations

Three Months Ended March 31, 1995 as Compared with Three Months Ended March 31, 1994

Consolidated revenues of the Company for the three months ended March 31, 1995 were $311.2 million compared to $265.0 million for the first three months of 1994. Operating profit for the Company was $12.4 million for the three months ended March 31, 1995 compared to operating profit of $12.1 million for the first three months of 1994. Net income for the three months ended March 31, 1995 was $5.1 million, or $.21 per common share, compared to net income of $5.6 million, or $.23 per common share for the first three months of 1994. Earnings per common share for the three months ended March 31, 1995 and 1994 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended
March 31, 1995 were 19.6 million shares compared to 19.3 million shares for the first three months of 1994. Outstanding shares for the three months ended March 31, 1995 and 1994 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Motor Carrier Operations Segment. Revenues from the carrier operations segment for the three months ended March 31, 1995 were $244.5 million, compared to $234.3 million for the first three months of 1994. ABF Freight System, Inc. ("ABF"), the Company's largest subsidiary, accounted for 98% of the carrier operations segment revenues. For the three months ended
March 31, 1995, ABF's total tonnage increased 2.1%, consisting of a 3.0% increase in less-than-truckload ("LTL") tonnage and a 0.9% decrease in truckload tonnage compared to the first three months of 1994. ABF's tonnage levels during the first three months of 1995 were negatively affected by a soft economy, while March 1994 was favorably impacted by a pre-strike surge in business. For the three months ended March 31, 1995, ABF's revenue per hundredweight increased 2.4% over the first three months of 1994. Effective January 1, 1995, ABF implemented a general freight rate increase of 4%. The diminished effect is primarily the result of pricing that is on a contract basis which can only be increased when the contract is renewed.

Motor carrier segment operating expenses as a percent of revenues increased to 95.5% for the three months ended March 31, 1995 from 95.4% during the first three months of 1994. Salaries and wages expense as a percent of revenues increased to 67.6% for the three months ended March 31,1995 compared to 66.3% for the first three months of 1994, resulting primarily from contractual wage increases which went into effect in April 1994 under the new collective bargaining agreement. Under the new agreement, employee wages and benefits will increase an average of 3.3% annually effective April 1, 1995, 3.8% on April 1, 1996 and 3.9% on April 1, 1997. Supplies and expenses as a percent of revenues increased to 10.8% for the three months ended March 31, 1995 from 10.5% for the first three months of 1994 as fixed costs were not covered by revenue growth. Operating taxes and licenses as a percent of revenues increased to 4.2% for the three months ended March 31, 1995 from 3.9% for the first three months of 1994 resulting primarily from an increase in fuel taxes. Rents and purchased transportation expense as a percent of revenues decreased to 5.6% for the three months ended March 31, 1995 from 7.2% for the first three months of 1994 resulting primarily from a reduction in the utilization of alternate modes of outside transportation.

Forwarding Operations Segment. Effective September 30,1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, forwarding operations. The Company's consolidated financial statements for the three months ended March 31, 1995 include only current year financial information for the forwarding operations segment and therefore, comparisons of results of operations are not presented.

Tire Operations Segment.  Treadco's revenues for the three months ended
March 31, 1995 increased 13.0% to $33.2 million from $29.4 million for the first three months of 1994. For the three months ended March 31, 1995, "same store" sales accounted for all of the increase from the three months ended March 31, 1994. "Same store" sales include both production locations and satellite sales locations that have been in existence for the three months ended March 31, 1995 and 1994. "Same store" sales increased primarily as a result of a higher demand for both new replacement and retreaded truck tires during the period and an increase in market share in the areas served. Revenues from retreading for the three months ended March 31, 1995 increased 6.9% to $17.7 million from $16.6 million for the first three months of 1994. Revenues from new tire sales increased 20.8% to $15.5 million for the three months ended March 31, 1995 from $12.8 million for the first three months of 1994.

In approximately one year, the first group of Treadco's existing Bandag, Inc. franchise agreements will expire. Of Treadco's 26 Bandag franchise agreements, seven expire in June 1996, one in August 1996, eight in the summer of 1997 and the remaining ten in the summer of 1998. In the event the first group of franchises are not renewed, Treadco believes that while short-term operating inefficiencies might occur, it would be able to meet its production needs. However, if the franchises are not renewed, Treadco believes there could be a disruption in its relationship with some customers because of Bandag's national marketing presence. Treadco's margins continue to be squeezed primarily as a result of Bandag's three tread rubber price increases which totaled 9.6% since the first quarter of 1994. So far Treadco has been unsuccessful in fully passing along these increased costs. Also during the same period, Treadco has seen increased competition as Bandag has granted additional franchises in some locations currently served by Treadco. Although Treadco believes Bandag is displeased with Treadco's exploring alternative retreading processes, Treadco believes it is in compliance with the terms of each franchise agreement and that there is no existing cause for termination of any franchise agreement.

Tire operations segment operating expenses as a percent of revenues were 95.2% for the three months ended March 31, 1995 compared to 94.5% for the first three months of 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 74.6% for the three months ended March 31, 1995 from 73.3% for the first three months of 1994, resulting primarily from Bandag price increases on tread rubber, which Treadco has been unsuccessful, so far, in fully passing along to its customers. Selling, administrative and general expenses for the tire operations segment decreased to 20.2% for the three months ended March 31, 1995 from 20.5% for the first three months of 1994. The decrease resulted primarily from the increase in sales and the fact that a portion of selling, administrative and general expenses are fixed costs.

Interest.  Interest expense was $2.1 million for the three months ended
March 31, 1995 compared to $1.3 million during 1994 as a result of increased levels of debt outstanding. The increase in long-term debt consisted primarily of debt incurred in the acquisition of the Clipper Group and a term loan used to finance construction of the Company's corporate office building which was completed in 1995.

Income Taxes. The difference between the effective tax rate for the three months ended March 31, 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of nondeductible goodwill, minority interest, and other nondeductible expenses (see Note D to the unaudited consolidated financial statements).

Liquidity and Capital Resources
The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas as Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $150 million, including $40 million for letters of credit. There were no borrowings outstanding under the Revolving Credit Facility and approximately $32.7 million of letters of credit outstanding at March 31, 1995. The Revolving Credit Facility is payable on June 30, 1998. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property, the Treadco common stock owned by the Company, eligible receivables and other eligible assets. At March 31, 1995, the borrowing base was $128.2 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either:(i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 3/4%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of March 31, 1995, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's receivables (excluding receivables sold under the receivables purchase agreement), revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

The Company has outstanding 1,495,000 shares of Preferred Stock which is convertible at the option of the holder into Common Stock at the rate of
2.5397 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is redeemable at the Company's option on or after February 15, 1996 at $52.0125 per share plus accumulated unpaid dividends, and is exchangeable at the option of the Company for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018 at a rate of $50 principal amount of debentures for each share of Preferred Stock. The holders of the Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time the holders have the right to elect two directors of the Company until all dividends have been paid.

In March, 1994, ABF entered into a receivables purchase agreement which allows ABF to sell an interest of up to $55 million in a pool of receivables. At March 31, 1995, ABF had $40 million of receivables financed through this facility.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $12 million or the applicable borrowing base. At March 31, 1995, the borrowing base was $26.4 million. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory.

Borrowings under the agreement bear interest, at Treadco's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At March 31, 1995, the interest rate was 9%. At March 31, 1995, Treadco had $2 million outstanding under the Treadco Credit Agreement. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests which have been met. Under the Treadco Credit Agreement, Treadco's assets are subject to pledge and, therefore, are available for use only by that subsidiary.

On September 30, 1994, the Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its existing lines of credit. The final $6.8 million payment (subject to certain closing audit and other contractual adjustments) which is due May 15, 1995 will be funded from cash and/or funds provided under its existing lines of credit.

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

Date:  May 11, 1995                   s/Donald L. Neal
       -----------------              ------------------------------------
                                      Donald L. Neal - Senior Vice
                                      President - Chief Financial Officer,
                                      and Principal Accounting Officer

                               FORM 10-Q
                            LIST OF EXHIBITS
                       ARKANSAS BEST CORPORATION

The following exhibit is filed with this report.

Exhibit
  No.                                                            Page

  11     Statement Re: Computation of Earnings per Share