Form 10-Q
period 1995-06-30
ARKANSAS BEST CORP /DE/
filed 1995-08-09
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934
    For the Quarter Ended  June 30, 1995
                          ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19969
                           --------

                          ARKANSAS BEST CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                    6711                   71-0673405
------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           1000 South 21st Street
                         Fort Smith, Arkansas  72901
                               (501) 785-6000
-----------------------------------------------------------------------------
 (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
-----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at August 1, 1995
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,529,408 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets -- June 30, 1995
                and December 31, 1994                                   3

               Consolidated Statements of Operations -- For the
                Three and Six Months Ended June 30, 1995 and 1994       5

               Consolidated Statements of Cash Flows --
                For the Six Months Ended
                June 30, 1995 and 1994                                  7

               Notes to Consolidated Financial Statements --
                June 30, 1995                                           9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          22

  Item 2.   Changes in Securities                                      22

  Item 3.   Defaults Upon Senior Securities                            22

  Item 4.   Submission of Matters to a Vote of Security Holders        22

  Item 5.   Other Information                                          22

  Item 6.   Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                             24

EXHIBITS                                                               25

  Exhibit 11.  Statement Re: Computation of Earnings Per Share          -

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    June 30      December 31
                                                      1995           1994
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   5,414      $   3,458
  Trade receivables, less allowances for
     doubtful accounts (1995 -- $2,810,000;
     1994 -- $2,825,000)                             132,496        136,144
  Inventories -- Note C                               37,150         32,463
  Prepaid expenses                                    11,316         13,734
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            186,376        185,799




PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                130,417        110,424
  Revenue equipment                                  215,753        200,250
  Manufacturing equipment                              8,231          7,467
  Service, office and other equipment                 47,368         40,516
  Leasehold improvements                               9,070          9,421
  Construction in progress                               188         13,939
                                                   ---------      ---------
                                                     411,027        382,017
  Less allowances for depreciation
   and amortization                                 (174,726)      (166,436)
                                                   ---------      ---------
                                                     236,301        215,581

OTHER ASSETS                                          14,657         15,705

GOODWILL, less amortization (1995 --
  $22,161,000; 1994 -- $19,794,000)                  149,677        151,960
                                                   ---------      ---------

                                                   $ 587,011      $ 569,045
                                                   =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    June 30      December 31
                                                      1995           1994
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                   $       -      $   5,989
  Bank drafts payable                                 10,586         10,779
  Trade accounts payable                              51,197         49,368
  Accrued expenses                                    89,888         82,157
  Federal and state income taxes                       3,004          5,786
  Deferred federal income taxes                        4,159          4,159
  Current portion of long-term debt                   59,463         65,161
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       218,297        223,399

LONG-TERM DEBT, less current portion                  79,741         59,295
OTHER LIABILITIES                                      6,342          5,915
DEFERRED FEDERAL INCOME TAXES                         25,919         28,842
MINORITY INTEREST                                     35,822         34,989

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     19,513,708 shares                                   195            195
  Additional paid-in capital                         207,636        207,636
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings                                   28,415         24,130
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      220,890        216,605

COMMITMENTS AND CONTINGENCIES
   -- Notes F and G
                                                   ---------      ---------

                                                   $ 587,011      $ 569,045
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                  1995        1994        1995       1994
                                               (unaudited)
                                   ($ thousands, except per share data)

OPERATING REVENUES
 Carrier operations            $ 240,042   $ 173,805  $ 484,519   $ 408,131
 Forwarding operations            29,658           -     58,426           -
 Tire operations                  37,414      35,609     70,628      65,014
 Service and other                 4,980       1,346      9,728       2,596
                               ---------   ---------  ---------   ---------
                                 312,094     210,760    623,301     475,741

OPERATING EXPENSES AND
 COSTS -Note E
  Carrier operations             235,109     178,011    468,232     401,274
  Forwarding operations           28,827           -     56,970           -
  Tire operations                 35,519      32,696     67,016      60,277
  Service and other                5,435       1,624     10,525       3,143
                               ---------   ---------  ---------   ---------
                                 304,890     212,331    602,743     464,694
                               ---------   ---------  ---------   ---------
OPERATING INCOME (LOSS)            7,204      (1,571)    20,558      11,047

OTHER INCOME
  Gain on asset sales              1,512         850      1,825       1,168
  Other                              119         380        276         528
                               ---------   ---------  ---------   ---------
                                   1,631       1,230      2,101       1,696

OTHER EXPENSES
  Interest                         2,521       1,785      4,649       3,129
  Other                            1,444       1,011      2,893       2,025
  Minority interest in
   subsidiary                        585         917      1,074       1,407
                               ---------   ---------  ---------   ---------
                                   4,550       3,713      8,616       6,561
                               ---------   ---------  ---------   ---------

INCOME (LOSS) BEFORE
 INCOME TAXES                      4,285      (4,054)    14,043       6,182

FEDERAL AND STATE INCOME
 TAXES (CREDIT) - Note D
  Current                          2,642        (468)    10,142       5,375
  Deferred                           (40)       (178)    (2,924)     (1,360)
                               ---------   ---------  ---------   ---------
                                   2,602        (646)     7,218       4,015
                               ---------   ---------  ---------   ---------

NET INCOME (LOSS)              $   1,683   $  (3,408) $   6,825   $   2,167
                               =========   =========  =========   =========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)


                                Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                  1995        1994        1995       1994
                                               (unaudited)
                                   ($ thousands, except per share data)

NET INCOME (LOSS)
 PER COMMON SHARE             $    0.03   $   (0.23)  $    0.24   $    -
                              =========   =========   =========   =========

AVERAGE COMMON SHARES
 OUTSTANDING                 19,515,132  19,200,077  19,540,768  19,304,649
                             ==========  ==========  ==========  ==========

CASH DIVIDENDS PAID
 PER COMMON SHARE             $    0.01   $    0.01   $    0.02   $    0.02
                              =========   =========   =========   =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Six Months Ended
                                                         June 30
                                                     1995           1994
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income                                       $   6,825      $   2,167
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
     Depreciation and amortization                    16,189         13,113
     Amortization of intangibles                       2,367          1,558
     Other amortization                                  308            226
     Provision for losses on
      accounts receivable                              1,486          1,902
     Provision for deferred
      income taxes                                    (2,924)        (1,360)
     Gain on asset sales                              (1,825)        (1,168)
     Gain on issuance of
      subsidiary stock                                   (20)           (45)
     Minority interest in
      subsidiary                                       1,074          1,407
     Changes in operating
      assets and liabilities:
       Accounts receivable                             2,162         (7,125)
       Inventories and
        prepaid expenses                              (2,269)         1,197
       Other assets                                      738            647
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                          6,711         17,374
                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES             30,822         29,893

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (25,459)       (27,040)
  Proceeds from asset sales                            8,660          5,421
  Adjustment to the acquisition
   of the Clipper Group                                  (84)             -
                                                   ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                (16,883)       (21,619)









ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     Six Months Ended
                                                         June 30
                                                     1995           1994
                                                       (unaudited)
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                             $      -     $     (144)
  Proceeds from commercial paper
   agreement                                               -          1,000
  Proceeds from term loan facility                         -         20,000
  Borrowings under revolving
   credit facilities                                  17,000         27,000
  Principal payments under
   term loan facilities                               (1,000)             -
  Payments under revolving
   credit facilities                                  (6,000)       (31,000)
  Principal payments on
   other long-term debt                              (13,235)       (11,730)
  Dividends paid to minority
   shareholders of subsidiary                           (220)          (219)
  Dividends paid                                      (2,539)        (2,533)
  Net decrease in cash overdrafts                     (5,989)             -
                                                   ---------      ---------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                                (11,983)         2,374
                                                   ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS              1,956         10,648
  Cash and cash equivalents
   at beginning of period                              3,458          6,962
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  5,414      $  17,610
                                                   =========      =========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1995


NOTE A -- ORGANIZATION

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier and freight forwarding operations and truck tire retreading and sales. Principal subsidiaries owned are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("TREADCO"), ABC Treadco, Inc. ("ABC Treadco"), and, effective September 30, 1994, Clipper Exxpress Company ("Clipper"). See Note G.

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE C -- INVENTORIES

                                                    June 30       December 31
                                                      1995           1994
                                                        ($ thousands)

Finished goods                                      $ 28,118       $ 22,764
Materials                                              6,757          7,487
Repair parts, supplies and other                       2,275          2,212
                                                    --------       --------
                                                    $ 37,150       $ 32,463
                                                    ========       ========

NOTE D -- FEDERAL AND STATE INCOME TAXES

                                    Three Months Ended   Six Months Ended
                                         June 30             June 30
                                       1995      1994      1995      1994
                                                ($ thousands)

Income tax at regular rates         $ 1,500  $ (1,419)   $ 4,915   $ 2,164
Percent                                35.0%    (35.0)%     35.0%     35.0%

State taxes less federal benefits       446       (54)     1,130       542
Percent                                10.4%     (1.3)%      8.1%      8.8%

Amortization of
  nondeductible goodwill                266       266        532       531
Percent                                 6.2%      6.6%       3.8%      8.6%

Minority interest                       205       312        376       479
Percent                                 4.8%      7.7%       2.7%      7.8%

Other items                             185       249        265       299
Percent                                 4.3%      6.1%       1.8%      4.7%
                                    -------   -------    -------   -------
Income tax expense                  $ 2,602   $  (646)   $ 7,218   $ 4,015
Percent                                60.7%    (15.9)%     51.4%     64.9%
                                    =======   =======    =======   =======

NOTE E -- OPERATING EXPENSES AND COSTS

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1995        1994       1995       1994
                                               ($ thousands)
Carrier Operations:
  Salaries and wages             $166,751   $122,451   $331,926    $277,893
  Supplies and expenses            25,892     17,691     52,264      42,193
  Operating taxes and licenses      9,691      7,720     20,026      16,958
  Insurance                         5,596      3,598     10,081       7,966
  Communications and utilities      5,798      5,212     11,600      10,938
  Depreciation and
   amortization                     6,810      5,660     13,203      11,549
  Rents and purchased
    transportation                 13,496     14,579     27,111      31,341
  Other                             1,075      1,100      2,021       2,436
                                 --------   --------   --------    --------
                                  235,109    178,011    468,232     401,274
                                 --------   --------   --------    --------
Forwarding Operations:
  Cost of services                 25,099          -     49,587           -
  Selling, administrative and
   general                          3,728          -      7,383           -
                                 --------   --------   --------    --------
                                   28,827          -     56,970           -
                                 --------   --------   --------    --------

NOTE E -- OPERATING EXPENSES AND COSTS (Cont'd)
                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1995        1994       1995       1994
                                               ($ thousands)

Tire Operations:
  Cost of sales                  $ 27,765   $ 26,145   $ 52,546    $ 47,693
  Selling, administrative and
   general                          7,754      6,551     14,470      12,584
                                 --------   --------   --------    --------
                                   35,519     32,696     67,016      60,277
                                 --------   --------   --------    --------
Service and Other                   5,435      1,624     10,525       3,143
                                 --------   --------   --------    --------
                                 $304,890   $212,331   $602,743    $464,694
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

ABF stores some fuel for its tractors and trucks in 93 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $223,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

NOTE G -- WORLDWAY CORPORATION MERGER AGREEMENT

On July 10, 1995, the Company announced the signing of a definitive agreement providing for the merger of a subsidiary of the Company with WorldWay Corporation ("WorldWay"), pursuant to which WorldWay will become a wholly owned subsidiary of the Company.

On July 14, 1995, the Company commenced a cash tender offer for all outstanding shares of WorldWay at $11.00 per share net. WorldWay currently has approximately 6,561,672 common shares outstanding and approximately $70 million of debt.

The Company anticipates entering into a new financing agreement to finance the tender offer and refinance some existing debt. The Company has received a commitment letter for such financing.

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

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1995        1994       1995       1994
                                               ($ thousands)

OPERATING REVENUES
  Carrier operations             $240,042   $173,805   $484,519    $408,131
  Forwarding operations            29,658          -     58,426           -
  Tire operations                  37,414     35,609     70,628      65,014
  Other                             4,980      1,346      9,728       2,596
                                 --------   --------   --------    --------
                                 $312,094   $210,760   $623,301    $475,741
                                 ========   ========   ========    ========

OPERATING EXPENSE AND COSTS

CARRIER OPERATIONS
  Salaries and wages             $166,751   $122,451   $331,926    $277,893
  Supplies and expenses            25,892     17,691     52,264      42,193
  Operating taxes and licenses      9,691      7,720     20,026      16,958
  Insurance                         5,596      3,598     10,081       7,966
  Communications and utilities      5,798      5,212     11,600      10,938
  Depreciation and amortization     6,810      5,660     13,203      11,549
  Rents and purchased
   transportation                  13,496     14,579     27,111      31,341
  Other                             1,075      1,100      2,021       2,436
  Other non-operating (net)          (679)         4       (360)        183
                                 --------   --------   --------    --------
    Total carrier operations      234,430    178,015    467,872     401,457

FORWARDING OPERATIONS
  Cost of services                 25,099          -     49,587           -
  Selling, administrative
   and general                      3,728          -      7,383           -
  Other non-operating (net)           434          -        860           -
                                 --------   --------   --------    --------
    Total forwarding operations    29,261          -     57,830           -

TIRE OPERATIONS
  Cost of sales                    27,765     26,145     52,546      47,693
  Selling, administrative
   and general                      7,754      6,551     14,470      12,584
  Other non-operating (net)            (5)        57        120         254
                                 --------   --------   --------    --------
    Total tire operations          35,514     32,753     67,136      60,531

SERVICE AND OTHER                   5,498      1,344     10,697       3,035
                                 --------   --------   --------    --------
                                 $304,703   $212,112   $603,535    $465,023
                                 ========   ========   ========    ========






                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1995        1994       1995       1994
                                               ($ thousands)

OPERATING PROFIT (LOSS)
  Carrier operations             $  5,612   $ (4,210)  $ 16,647    $  6,674
  Forwarding operations               397          -        596           -
  Tire operations                   1,900      2,856      3,492       4,483
  Other                              (518)         2       (969)       (439)
                                 --------   --------   --------    --------
TOTAL OPERATING PROFIT              7,391     (1,352)    19,766      10,718
MINORITY INTEREST                     585        917      1,074       1,407
INTEREST EXPENSE                    2,521      1,785      4,649       3,129
                                 --------   --------   --------    --------
INCOME  (LOSS) BEFORE
  INCOME TAXES                   $  4,285   $ (4,054)  $ 14,043    $  6,182
                                 ========   ========   ========    ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the preceding table. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the Interstate Commerce Commission.

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1995      1994      1995      1994

CARRIER OPERATIONS
  Salaries and wages                    69.5%     70.5%     68.5%     68.1%
  Supplies and expenses                 10.8      10.2      10.8      10.3
  Operating taxes and licenses           4.0       4.4       4.1       4.2
  Insurance                              2.3       2.1       2.1       2.0
  Communications and utilities           2.4       3.0       2.4       2.7
  Depreciation and amortization          2.8       3.3       2.7       2.8
  Rents and purchased transportation     5.6       8.4       5.6       7.7
  Other                                  0.4       0.6       0.4       0.6
  Other non-operating (net)             (0.1)     (0.1)     (0.0)      0.0
                                        ----     -----      ----      ----
     Total Carrier Operations           97.7%    102.4%     96.6%     98.4%
                                        ====     =====      ====      ====
FORWARDING OPERATIONS
  Cost of services                      84.6%        -      84.9%        -
  Selling, administrative
   and general                          12.6         -      12.6         -
  Other non-operating (net)              1.5         -       1.5         -
                                       -----     -----      ----      ----
Total Forwarding Operations             98.7%        -      99.0%        -
                                        ====     =====      ====      ====



                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1995      1994      1995      1994

TIRE OPERATIONS
  Cost of sales                         74.2%     73.4%     74.4%     73.4%
  Selling, administrative
   and general                          20.7      18.4      20.5      19.4
  Other non-operating (net)              0.0       0.2       0.2       0.3
                                        ----      ----      ----      ----
     Total Tire Operations              94.9      92.0%     95.1%     93.1%
                                        ====      ====      ====      ====

Results of Operations

Three Months Ended June 30, 1995 as Compared with Three Months Ended June 30,
1994

Consolidated revenues of the Company for the three months ended June 30, 1995 were $312.1 million compared to $210.8 million for the three months ended June 30, 1994. Operating profit for the Company was $7.4 million for the three months ended June 30, 1995 compared to an operating loss of $(1.4) million for the three months ended June 30, 1994. Net income for the three months ended June 30, 1995 was $1.7 million, or $.03 per common share, compared to a net loss of $(3.4) million, or $(.23) per common share for the corresponding three months of 1994. Consolidated revenues and income for the three months ended June 30, 1994 were adversely affected by the 24-day labor strike by the Teamsters' union employees of ABF Freight System, Inc. ("ABF") in April 1994. Earnings per common share for the three months ended June 30, 1995 and 1994 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended
June 30, 1995 were 19.5 million shares compared to 19.2 million shares for the three months ended June 30, 1994. Outstanding shares for the three months ended June 30, 1995 and 1994 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Motor Carrier Operations Segment. ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, when the terms of a new agreement had not been agreed to between the industry's bargaining group, Trucking Management, Inc. ("TMI"), and the IBT, the ABF Teamsters' employees and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four-year contract. ABF Teamsters employees began returning to work at 12:01 a.m. on April 30, 1994. During the strike, the non-union employees of the Company were given an across-the-board 40% pay reduction instead of lay-offs. Comparisons for the three months have been affected significantly by the 1994 strike.

Revenues from the carrier operations segment for the three months ended June 30, 1995 were $240.0 million, with operating profit of $5.6 million. Earnings at ABF continue to be negatively affected by a slowing economy and increased pricing pressure which have resulted in tonnage levels below Company expectations.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees.

Forwarding Operations Segment. Effective September 30,1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, forwarding operations. The Company's consolidated financial statements for the three months ended June 30, 1995 include only current year financial information for the forwarding operations segment and therefore, comparisons of results of operations are not presented.

Tire Operations Segment.  Treadco's revenues for the three months ended
June 30, 1995 increased 5.1% to $37.4 million from $35.6 million for the three months ended June 30, 1994. For the three months ended June 30, 1995, "same store" sales increased 3.6% and "new store" sales accounted for 2.3% of the increase from the three months ended June 30, 1994. Same store sales include both production locations and satellite sales locations that have been in existence for the entire three month periods ended June 30, 1995 and 1994. Although a softer economy during the quarter slowed demand for both new replacement and retreaded truck tires, same store sales were higher primarily as a result of an increase in market share in the areas served. Revenues from retreading for the three months ended June 30, 1995 increased 1.5% to $19.7 million from $19.4 million for the three months ended June 30, 1994.
Revenues from new tire sales increased 9.3% to $17.7 million for the three months ended June 30, 1995 from $16.2 million for the three months ended
June 30, 1994.

Of Treadco's 26 Bandag franchise agreements, seven expire in June 1996, one in August 1996, eight in the summer of 1997 and the remaining ten in the summer of 1998. In the event the first group of franchises are not renewed, Treadco believes that while short-term operating inefficiencies might occur, it would be able to meet its production needs. However, if the franchises are not renewed, Treadco believes there could be a disruption in its relationship with some customers because of Bandag's national marketing presence. Treadco's margins continue to be squeezed primarily as a result of Bandag's three tread rubber price increases which total 9.6% since the first quarter of 1994. So far Treadco has been unsuccessful in fully passing along these increased costs. Also, during the same period, Treadco has seen increased competition as Bandag has granted additional franchises in some locations currently served by Treadco. Although Treadco believes Bandag is displeased with Treadco's recent efforts to explore alternative retreading processes, Treadco believes it is in compliance with the terms of each franchise agreement.

Tire operations segment operating expenses as a percent of revenues were 94.9% for the three months ended June 30, 1995 compared to 92.0% for the three months ended June 30, 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 74.2% for the three months ended June 30, 1995 from 73.4% for the three months ended June 30, 1994 resulting primarily from the increased cost of materials from Bandag Inc. (see discussion above). Selling, administrative and general expenses for the tire operations segment increased to 20.7% for the three months ended
June 30, 1995 from 18.4% for the three months ended June 30, 1994. The increase resulted primarily from an increase in bad debt expense and increased costs associated with employee medical benefits.

Interest.  Interest expense was $2.5 million for the three months ended
June 30, 1995 compared to $1.8 million for the three months ended June 30, 1994 primarily due to a higher level of debt outstanding. The increase in long-term debt consisted primarily of debt incurred in the acquisition of the Clipper Group on September 30, 1994.

Income Taxes. The difference between the effective tax rate for the three months ended June 30, 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).

Six Months Ended June 30, 1995 as Compared with Six Months Ended
June 30, 1994

Consolidated revenues of the Company for the six months ended June 30, 1995 were $623.3 million compared to $475.7 million for the six months ended
June 30, 1994. Operating profit for the Company was $19.8 million for the six months ended June 30, 1995 compared to operating profit of $10.7 million for the six months ended June 30, 1994. Net income for the six months ended June 30, 1995 was $6.8 million, or $.24 per common share, compared to net income of $2.2 million, or $.00 per common share for the corresponding six months of 1994. Consolidated revenues and income for the six months ended June 30, 1994 were adversely affected by the 24-day labor strike by the Teamsters' union employees of ABF Freight System, Inc. ("ABF") in April 1994. Earnings per common share for the six months ended June 30, 1995 and 1994 give consideration to preferred stock dividends of $2.1 million. Average common shares outstanding for the six months ended June 30, 1995 were 19.5 million shares compared to 19.3 million shares for the six months ended
June 30, 1994. Outstanding shares for the six months ended June 30, 1995 and 1994 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Motor Carrier Operations Segment. Comparisons for the six months were affected by the ABF Teamsters' employees strike in April 1994 (see discussion above).

Revenues from the carrier operations segment for the six months ended
June 30, 1995 were $484.5 million, with operating profit of $16.6 million. Earnings at ABF continue to be negatively affected by a slowing economy and increased pricing pressure which have resulted in tonnage levels below Company expectations.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees.

Forwarding Operations Segment. Effective September 30,1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, forwarding operations. The Company's consolidated financial statements for the six months ended June 30, 1995 include only current year financial information for the forwarding operations segment and therefore, comparisons of results of operations are not presented.

Tire Operations Segment.  Treadco's revenues for the six months ended
June 30, 1995 increased 8.6% to $70.6 million from $65.0 million for the six months ended June 30, 1994. For the six months ended June 30, 1995, "same store" sales increased 7.8% and "new store" sales accounted for 1.3% of the increase from the six months ended June 30, 1994. Same store sales include both production locations and satellite sales locations that have been in existence for the entire six month periods ended June 30, 1995 and 1994. Although a softer economy during the quarter slowed demand for both new replacement and retreaded truck tires, same store sales were higher primarily as a result of an increase in market share in the areas served. Revenues from retreading for the six months ended June 30, 1995 increased 4.0% to $37.4 million from $36.0 million for the six months ended June 30, 1994. Revenues from new tire sales increased 14.4% to $33.2 million for the six months ended June 30, 1995 from $29.0 million for the six months ended June 30, 1994.

Tire operations segment operating expenses as a percent of revenues were 95.1% for the six months ended June 30, 1995 compared to 93.1% for the six months ended June 30, 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 74.4% for the six months ended June 30, 1995 from 73.4% for the six months ended June 30, 1994. Bandag Inc., Treadco's tread rubber supplier, has implemented three price increases, totaling 9.6%, since the first quarter of 1994, which Treadco has been unsuccessful, so far, in fully passing along to our customers (see discussion above). Selling, administrative and general expenses for the tire operations segment increased to 20.5% for the six months ended June 30, 1995 from 19.4% for the six months ended June 30, 1994. The increase resulted primarily from an increase in bad debt expense and increased costs associated with employee medical benefits.

Interest.  Interest expense was $4.6 million for the six months ended
June 30, 1995 compared to $3.1 million for the six months ended June 30, 1994 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred in the acquisition of the Clipper Group and a term loan used to finance construction of the Company's corporate office building which was completed in 1995.

Income Taxes. The difference between the effective tax rate for the six months ended June 30, 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).


Liquidity and Capital Resources

The Company and certain banks are parties to a Credit Agreement with Societe Generale, as Agent and NationsBank of Texas as Co-Agent (the "Credit Agreement") which provides funds available under a three-year Revolving Credit Facility of $150 million, including $40 million for letters of credit. There was $5 million outstanding under the Revolving Credit Facility and approximately $32.3 million of letters of credit outstanding at June 30, 1995. The Revolving Credit Facility is payable on June 30, 1998. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property, the Treadco common stock owned by the Company, eligible receivables and other eligible assets. At June 30, 1995, the borrowing base was $126.9 million. The Company has paid and will continue to pay certain customary fees for such commitments and loans. Amounts advanced under the revolving credit facility bear interest, at the Company's option, at a rate per annum of either:(i) the greater of (a) the agent bank's prime rate and (b) the Federal Funds Rate plus 1/2%; or (ii) LIBOR plus 3/4%.

The Credit Agreement contains various covenants which limit, among other things, dividends, indebtedness, capital expenditures, loans and investments, as well as requiring the Company to meet certain financial tests. As of June 30, 1995, these covenants have been met. If there is an event of default which is not remedied or waived within 10 days, the Credit Agreement will become secured to the extent of amounts then outstanding of all of the Company's receivables (excluding receivables sold under the receivables purchase agreement), revenue equipment, real property and common stock included in the borrowing base (subject to certain exceptions).

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

On March 2, 1994, ABF, Renaissance Asset Funding Corp. ("Renaissance") and Societe Generale entered into a receivables purchase agreement. The agreement allows ABF to sell to Renaissance an interest in up to $55 million in a pool of receivables. At June 30, 1995, ABF had $40 million of receivables financed through this facility. Effective July 31, 1995 this agreement was terminated and refinanced with borrowings under the Credit Agreement.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $12 million or the applicable borrowing base. At June 30, 1995, the borrowing base was $29.8 million. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory.

Borrowings under the agreement bear interest, at Treadco's option, at 1% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At June 30, 1995, the interest rate was 9%. At June 30, 1995, Treadco had $9 million outstanding under the Treadco Credit Agreement. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests which have been met. Under the Treadco Credit Agreement, Treadco's assets are subject to pledge and, therefore, are available for use only by that subsidiary.

On September 30, 1994, the Company paid an initial payment of $54 million to the Clipper Group shareholders from cash on hand and funds provided under its existing lines of credit. In May 1995, the Company paid the final $6 million payment to the Clipper Group shareholders.

On October 12, 1994, the Company issued 310,191 shares of common stock for all of the outstanding stock of the Traveller Group. The final number of shares that will be issued in conjunction with this transaction are subject to certain closing audit adjustments.

On July 10, 1995, the Company announced the signing of a definitive agreement providing for the merger of a subsidiary of the Company with WorldWay Corporation ("WorldWay"), pursuant to which WorldWay will become a wholly owned subsidiary of the Company. On July 14, 1995 the Company commenced a cash tender offer for all outstanding shares of WorldWay at $11.00 per share net. The offer is scheduled to expire at 12:00 Midnight, New York City time, on Thursday, August 10, 1995, unless extended. WorldWay currently has approximately 6,561,672 common shares outstanding and approximately $70 million of debt. The Company plans to obtain funds for the acquisition pursuant to a financing for which it has received a commitment letter dated July 7, 1995 from Societe Generale, Southwest Agency and NationsBank of Texas, N.A.

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

     None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 9, 1995. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of the vote on this proposal are as follows:

Directors                            Votes For         Votes Withheld

Frank Edelstein                      17,068,002            47,593
Robert A. Young III                  17,073,511            42,084

The second proposal was to approve an amendment to the Arkansas Best Corporation 1992 Stock Option Plan. This proposal received 14,226,884 votes for adoption, 1,676,840 votes against adoption, 67,314 abstentions and 1,144,557 broker non-votes.

The third proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal year 1995. This proposal received 16,903,666 votes for adoption, 191,440 votes against adoption, 20,489 abstentions and -0-broker non-votes.


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

Date:  August 9, 1995                 s/Donald L. Neal
      -----------------               ------------------------------------
                                      Donald L. Neal - Senior Vice
                                      President - Chief Financial Officer,
                                      and Principal Accounting Officer

                              LIST OF EXHIBITS
                          ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.


Exhibit
  No.                                                                  Page

 11   Statement Re: Computation of Earnings per Share                     -

 27   Financial Data Schedule                                             -