Form 10-Q
period 1995-09-30
ARKANSAS BEST CORP /DE/
filed 1995-11-14
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
    Exchange Act of 1934
    For the Quarter Ended  September 30, 1995
                          ---------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from              to
                                   -------------   -------------

   Commission file number  0-19969
                           --------

                          ARKANSAS BEST CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Delaware                    6711                   71-0673405
------------------------- -------------------------  ----------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of      Industrial Classification    Identification No.)
    incorporation or              Code No.)
      organization)

                           3801 Old Greenwood Road
                         Fort Smith, Arkansas  72903
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

                Class                    Outstanding at November 1, 1995
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,513,708 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets -- September 30, 1995
                and December 31, 1994                                   3

               Consolidated Statements of Operations -- For the
                Three and Nine Months Ended September 30, 1995
                and 1994                                                5

               Consolidated Statements of Cash Flows --
                For the Nine Months Ended
                September 30, 1995 and 1994                             7

               Notes to Consolidated Financial Statements --
                September 30, 1995                                      9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          27

  Item 2.   Changes in Securities                                      27

  Item 3.   Defaults Upon Senior Securities                            27

  Item 4.   Submission of Matters to a Vote of Security Holders        27

  Item 5.   Other Information                                          27

  Item 6.   Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                             28

EXHIBITS                                                               29

  Exhibit 11.  Statement Re: Computation of Earnings Per Share          -

  Exhibit 99.  $350,000,000 Credit Agreement Dated August 10, 1995      -

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                  September 30   December 31
                                                      1995           1994
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $      163     $    3,458
  Trade receivables, less allowances for
     doubtful accounts (1995 -- $8,919,000;
     1994 -- $2,825,000)                             242,427        136,144
  Inventories -- Note F                               35,901         32,463
  Prepaid expenses                                    18,602         13,734
  Federal and state income taxes                      14,519              -
  Deferred income taxes                               13,841              -
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            325,453        185,799

PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                220,109        110,424
  Revenue equipment                                  300,137        200,250
  Manufacturing equipment                              8,252          7,467
  Service, office and other equipment                 63,769         40,516
  Leasehold improvements                              10,429          9,421
  Construction in progress                                15         13,939
  Properties held for lease                           21,322              -
                                                   ---------      ---------
                                                     624,033        382,017
  Less allowances for depreciation
   and amortization                                 (187,108)      (166,436)
                                                   ---------      ---------
                                                     436,925        215,581

OTHER ASSETS                                          34,460         15,705

NET ASSETS HELD FOR SALE                              18,867              -

GOODWILL, less amortization (1995 --
  $23,348,000; 1994 -- $19,794,000)                  148,490        151,960
                                                   ---------      ---------

                                                  $  964,195     $  569,045
                                                   =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                  September 30   December 31
                                                      1995           1994
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                  $      855     $    5,989
  Bank drafts payable                                 16,505         10,779
  Trade accounts payable                              91,387         49,368
  Accrued expenses                                   186,517         82,157
  Federal and state income taxes                           -          5,786
  Deferred federal income taxes                            -          4,159
  Current portion of long-term debt                   23,429         65,161
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       318,693        223,399

LONG-TERM DEBT, less current portion                 335,987         59,295
OTHER LIABILITIES                                     24,492          5,915
DEFERRED FEDERAL INCOME TAXES                         39,987         28,842
MINORITY INTEREST                                     38,373         34,989

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     19,513,708 shares                                   195            195
  Additional paid-in capital                         207,807        207,636
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings                                   14,017         24,130
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      206,663        216,605

CONTINGENCIES -- Note I
                                                   ---------      ---------
                                                  $  964,195     $  569,045
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                  1995        1994        1995       1994
                                               (unaudited)
                                   ($ thousands, except per share data)

OPERATING REVENUES
  LTL operations            $299,317    $254,019   $  783,836    $  662,150
  Forwarding operations       38,189           -       96,615             -
  Truckload operations        10,162           -       10,162             -
  Logistics operations         9,866         548       18,105         2,117
  Tire operations             40,065      39,149      110,693       104,163
  Service and other              952         535        2,441         1,562
                            ---------   ---------  ----------     ---------
                             398,551     294,251    1,021,852       769,992
                            ---------   ---------  ----------     ---------

OPERATING EXPENSES AND
 COSTS -Note H
  LTL operations             317,827     237,509      786,059       638,783
  Forwarding operations       36,337           -       93,307             -
  Truckload operations         8,967           -        8,967             -
  Logistics operations        10,298         995       19,331         3,154
  Tire operations             38,460      35,740      105,476        96,017
  Service and other              802         509        2,294         1,493
                            ---------   ---------   ---------     ---------
                             412,691     274,753    1,015,434       739,447
                            ---------   ---------   ---------     ---------
OPERATING INCOME (LOSS)      (14,140)     19,498        6,418        30,545

OTHER INCOME
  Gain on asset sales          1,079         787        2,904         1,955
  Other                          223         191          499           719
                            ---------   ---------   ---------     ---------
                               1,302         978        3,403         2,674

OTHER EXPENSES
  Interest                     5,568       1,592       10,218         4,721
  Other                        1,916       1,074        4,809         3,099
  Minority interest in
   subsidiary                    449       1,079        1,523         2,486
                            ---------   ---------   ---------     ---------
                               7,933       3,745       16,550        10,306
                            ---------   ---------   ---------     ---------
INCOME (LOSS) BEFORE
 INCOME TAXES                (20,771)     16,731       (6,729)       22,913







ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS -- Continued


                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                  1995        1994        1995       1994
                                               (unaudited)
                                   ($ thousands, except per share data)

FEDERAL AND STATE INCOME
 TAXES (CREDIT) - Note G
  Current                        (11,335)      6,123      (1,193)     11,498
  Deferred                         3,692       1,407         768          47
                               ---------   ---------   ---------   ---------
                                  (7,643)      7,530        (425)     11,545
                               ---------   ---------   ---------   ---------

NET INCOME (LOSS)              $ (13,128)  $   9,201   $  (6,304)  $  11,368
                               =========   =========   =========   =========

EARNINGS (LOSS) PER
 COMMON SHARE:

PRIMARY:
 NET INCOME (LOSS)             $   (0.73)  $    0.42   $   (0.49)  $    0.42
                               =========   =========   =========   =========

FULLY-DILUTED:
 NET INCOME (LOSS)             $   (0.73)  $    0.40   $   (0.49)  $    0.42
                               =========   =========   =========   =========

AVERAGE COMMON SHARES
 OUTSTANDING:
 Primary                          19,549      19,306      19,544      19,305
                               =========   =========   =========   =========
 Fully-diluted                    19,549      23,138      19,544      19,305
                               =========   =========   =========   =========


CASH DIVIDENDS PAID
  PER COMMON SHARE             $    0.01   $    0.01   $    0.03   $    0.03
                               =========   =========   =========   =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Nine Months Ended
                                                       September 30
                                                     1995           1994
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income (loss)                               $   (6,304)    $   11,368
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
     Depreciation and amortization                    30,239         20,332
     Amortization of intangibles                       3,554          2,337
     Other amortization                                  553            341
     Provision for losses on
      accounts receivable                              2,136          2,636
     Provision for deferred
      income taxes                                       768             47
     Gain on asset sales                              (2,904)        (1,955)
     Write-off of intrastate
      operating rights                                     -             42
     Gain on issuance of
      subsidiary stock                                   (20)           (45)
     Minority interest in
      subsidiary                                       1,523          2,486
     Changes in operating
      assets and liabilities:
       Accounts receivable                           (43,289)       (20,762)
       Inventories and
        prepaid expenses                               2,095           (601)
       Other assets                                   (6,109)          (562)
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                        (20,327)        25,554
                                                   ---------      ---------
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES                            (38,085)        41,218

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (34,318)       (38,899)
  Proceeds from asset sales                           11,412          7,578
  Adjustment to the acquisition
   of the Clipper Group                                  (84)       (49,514)
  Acquisition of WorldWay Corporation -
     Notes C, D & E                                  (69,701)             -
                                                   ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES                (92,691)       (80,835)




ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                    Nine Months Ended
                                                       September 30
                                                     1995           1994
                                                       (unaudited)
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                            $  (4,559)     $    (147)
  Proceeds from issuance of
   common stock                                          171             37
Proceeds from commercial paper
   agreement                                               -         56,000
  Proceeds from term loan facility                    75,000         20,000
Borrowings under revolving
   credit facilities                                 159,975         30,000
  Principal payments under
   term loan facilities                               (1,500)             -
  Payments under revolving
   credit facilities                                 (21,975)       (34,000)
  Payments under commercial paper
   agreement                                         (40,000)             -
  Principal payments on
   other long-term debt                              (26,217)       (14,578)
  Dividends paid to minority
   shareholders of subsidiary                           (330)          (329)
  Dividends paid                                      (3,809)        (3,800)
  Net decrease in cash overdrafts                     (9,275)             -
                                                   ---------      ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                127,481         53,183
                                                   ---------      ---------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                 (3,295)        13,566
  Cash and cash equivalents
   at beginning of period                              3,458          6,962
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     163      $  20,528
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1995

NOTE A -- ORGANIZATION

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, logistics and freight forwarding operations and truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and, effective September 30, 1994 Clipper Exxpress Company ("Clipper"). Also, effective August 12, 1995, the Company acquired
Carolina Freight Carriers, Corp., Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company
("Complete Logistics") and Innovative Logistics Incorporated ("Innovative Logistics"). (See Note C.)

NOTE B -- FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1995. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE C -- ACQUISITION OF WORLDWAY CORPORATION

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a purchase price of $11.00 per share (the "Acquisition"). The Offer expired at 12:00 midnight New York City time on August 10, 1995. There were validly tendered approximately 5,953,000 shares pursuant to the Offer representing approximately 91% of the shares outstanding. Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment these shares validly tendered according to the terms of the Offer and commenced payment on August 14, 1995. On October 12, 1995, the Purchaser was merged with and into WorldWay and the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash. The untendered shares' right to receive cash totaled approximately $6.7 million and are classified as current liabilities in the September 30, 1995 consolidated balance sheet.

For financial statement purposes, the acquisition has been accounted for under the purchase method effective August 12, 1995. Consequently, the accompanying financial statements include the results of operations for WorldWay from August 12, 1995 through September 30, 1995. The allocation of the purchase cost in the accompanying financial statements is preliminary and subject to change. Final values may differ from those set forth in these financial statements.

The preliminary allocations of the purchase cost of the historical assets and liabilities of WorldWay are as follows:

                                                     (in thousands)

   Net assets at historical amounts                    $   93,727
   Prepaid expenses                                       (12,383) (a)
   Property, plant and equipment                            6,909  (b)
   Other assets                                             2,409  (c)
   Accounts payable                                        (2,757) (d)
   Accrued expenses                                       (15,316) (e)
   Debt                                                     3,663  (f)
   Other liabilities                                       (2,993) (g)
   Deferred taxes                                           7,298  (h)
   Minority interest                                       (2,211) (i)
   Other                                                   (1,952)
                                                      -----------
   Total Purchase Price                               $    76,394
                                                      ===========



(a) Represents write-off of prepaid tires to conform to the accounting policies used by the Company, whereby tires on revenue equipment are included in the cost of revenue equipment.

(b) Reflects preliminary write-up of property, plant and equipment of $19,360,000 to estimated fair value. Fair values are based on preliminary estimates of the fair value of acquired assets. Finalization of the valuation may result in a final allocation amount which is different from that shown.

Also, reflects a proportionate reduction of property, plant and equipment by $12,451,000 representing the excess of the fair value of assets acquired less liabilities assumed and costs incurred over the purchase price (negative goodwill).

(c) Represents adjustment of the net pension liability based on the difference between plan assets of the WorldWay defined benefit pension plans and the estimated projected benefit obligation. Also, represents write-off of debt discount associated with 6.25% WorldWay Convertible Subordinated Debentures.

(d) Represents accruals of various liabilities including accruals for payments due under employment contracts and Director Fee continuation agreements.

(e) Represents accruals of payments of severance pay to terminated WorldWay employeese and adjustments of insurance claims reserves to reflect the undiscounted liability to conform to the accounting policy used by the Company.

(f) Represents adjustments of debt to fair values based on current rates; current portion increases $2,496,000 while non-current decreases $6,159,000.

(g) Represents accrued liability for abandoned leases on Carolina Freight Carriers Corp.

(h) Reflects adjustment of deferred income tax liabilities based on the difference between the tax basis and purchase accounting basis of assets and liabilities.

(i) Represents reclassification of WorldWay's preferred stock minority interest.

NOTE D - FINANCING OF THE ACQUISITION

The purchase price and related fees were financed through borrowings under a credit agreement among the Company and certain banks. On August 14, 1995, the Company commenced payment at $11 per common share ($65.4 million) for approximately 5,953,000 validly tendered shares (approximately 91% of common shares outstanding). The remaining untendered common shares' rights to receive cash totaled approximately $6.7 million and are classified as current liabilities in the September 30, 1995 consolidated balance sheet.

On August 10, 1995 the Company entered into a $350 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent and certain other banks. The Credit Agreement includes a $75 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

Term Loan and Revolving Credit advances bear interest at one of the following rates per annum, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance shall bear an interest rate per annum equal to the lesser of (i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale and the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated EBITDA.
Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At September 30, 1995, the average interest rate on the Credit Agreement was 7.6%.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests which were met as of September 30, 1995.

Based on available information, management believes that the Company may not satisfy certain of the financial covenants under the Credit Agreement for periods subsequent to September 30, 1995. Management has advised the Agent Banks under the Credit Agreement of this possibility and has initiated discussions for the purpose of obtaining waivers or amendments of applicable financial covenants for periods subsequent to September 30, 1995.
Based on discussions with the Agent Banks management expects waivers or amendments to be obtained prior to December 31, 1995.

There was $141 million of Revolver Advances, $75 million of Term Advances and approximately $61.4 million of letters of credit outstanding at September 30, 1995. The Revolver Advances are payable on August 10, 1998. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, the Treadco common stock owned by the Company, and eligible receivables.

The Term Advances are payable in 16 quarterly graduated installments commencing in November 1996. The installment payments are $2.5 million, $5.0 million and $6.25 million for the first four, second eight and last four payments, respectively.

NOTE E - PRO FORMA INFORMATION

Pro forma information (as if the acquisition and related transactions were completed at the beginning of their respective periods) for the nine months ended September 30, 1995 and 1994 is as follows:

                                                      Nine Months Ended
                                                        September 30
                                                     1995           1994

                                                    ($ thousands, except
                                                       per share data)

Operating revenues                               $ 1,506,071    $ 1,539,798
Operating expenses                                 1,548,193      1,478,504
                                                 -----------    -----------
                                                     (42,122)        61,294
Interest expense                                      18,472         15,374
Minority interest in subsidiary                        1,523          2,486
Other expense, net                                     4,076          6,590
Provision for income taxes (credit)                  (22,132)        17,680
                                                 -----------    -----------
Income (loss) before cumulative effect
  of change in accounting principle              $   (44,061)   $    19,164
                                                 ===========    ===========

Income (loss) per common share                   $     (2.36)   $      0.87
                                                 ===========    ===========

Average common shares outstanding                     19,544         19,615
                                                 ===========    ===========

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the Acquisition had taken place on the basis assumed above, not are they indicative of the results of future combined operations.

NOTE F -- INVENTORIES

                                                 September 30    December 31
                                                      1995           1994
                                                        ($ thousands)

Finished goods                                      $ 25,170       $ 22,764
Materials                                              6,889          7,487
Repair parts, supplies and other                       3,842          2,212
                                                    --------       --------
                                                    $ 35,901       $ 32,463
                                                    ========       ========

NOTE G -- FEDERAL AND STATE INCOME TAXES

                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
                                       1995      1994      1995      1994
                                                ($ thousands)

Income tax at regular rates         $(7,270)  $ 5,856   $(2,355)  $ 8,020
Percent                               (35.0)%    35.0%    (35.0)%    35.0%

State taxes less federal benefits    (1,336)      555      (205)    1,097
Percent                                (6.4)%     3.3%     (3.1)%     4.8%

Amortization of
  nondeductible goodwill                271       246       809       777
Percent                                 1.3%      1.5%     12.0%      3.4%

Minority interest                       153       367       533       846
Percent                                 0.7%      2.2%      7.9%      3.7%

Other items                             539       506       793       805
Percent                                 2.6%      3.0%     11.9%      3.5%
                                    -------   -------   -------   -------
Income tax expense                  $(7,643)  $ 7,530   $  (425)  $11,545
Percent                               (36.8)%    45.0%     (6.3)%    50.4%
                                    =======   =======   =======   =======

NOTE H -- OPERATING EXPENSES AND COSTS

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                   1995        1994       1995       1994
                                               ($ thousands)
LTL Operations:
  Salaries and wages             $218,180   $166,829   $  550,106  $444,722
  Supplies and expenses            32,644     25,888       84,908    68,081
  Operating taxes and licenses     12,237      9,059       32,263    26,017
  Insurance                         9,574      5,233       19,655    13,199
  Communications and utilities      7,001      5,679       18,601    16,617
  Depreciation and amortization    11,461      6,364       24,664    17,913
  Rents and purchased
    transportation                 22,835     17,554       49,946    48,895
  Other                             3,895        903        5,916     3,339
                                 --------   --------   ----------  --------
                                  317,827    237,509      786,059   638,783
                                 --------   --------   ----------  --------
Forwarding Operations:
  Cost of services                 31,597          -       81,184         -
  Selling, administrative and
   general                          4,740          -       12,123         -
                                 --------   --------   ----------  --------
                                   36,337          -       93,307         -
                                 --------   --------   ----------  --------
Truckload Operations:
  Salaries and wages                3,619          -        3,619         -
  Supplies and expenses             1,712          -        1,712         -
  Operating taxes and licenses        918          -          918         -
  Insurance                           368          -          368         -
  Communications and utilities        156          -          156         -
  Depreciation and amortization       464          -          464         -
  Rents and purchased
   transportation                   1,700          -        1,700         -
  Other                                30          -           30         -
                                 --------   --------   ----------  --------
                                    8,967          -        8,967         -
                                 --------   --------   ----------  --------
Logistics Operations:
  Cost of services                  9,183        721       17,214     2,385
  Selling, administrative
   and general                      1,115        274        2,117       769
                                 --------   --------   ----------  --------
                                   10,298        995       19,331     3,154
                                 --------   --------   ----------  --------











Tire Operations:
  Cost of sales                    30,334     28,816       82,880    76,509
  Selling, administrative
   and general                      8,126      6,924       22,596    19,508
                                 --------   --------   ----------  --------
                                   38,460     35,740      105,476    96,017
                                 --------   --------   ----------  --------
Service and Other                     802        509        2,294     1,493
                                 --------   --------   ----------  --------
                                 $412,691   $274,753   $1,015,434  $739,447
                                 ========   ========   ==========  ========

NOTE I -- LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

ABF and the Company's other motor carrier subsidiaries store some fuel for their tractors and trucks in 230 underground tanks located in 33 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements, or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard. Estimated liabilities are provided for in the period in which a liability is identified.

Treadco has filed a lawsuit in Arkansas State Court alleging that Bandag, Incorporated ("Bandag") and certain of its officers violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchises and attempting to divert customers from Treadco.

Subsequently, Bandag and the other named defendants asked the State Court to stop proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court. Treadco intends to oppose both the State Court and Federal District Court filings by Bandag.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, logistics and freight forwarding operations and truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and, effective September 30, 1994 Clipper Exxpress Company ("Clipper"). Also, effective August 12, 1995, the Company owns Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics") and Innovative Logistics Incorporated ("Innovative Logistics"). (See Note C.)

The Company owns approximately 46% of Treadco, whose shares are traded on the Nasdaq Stock Exchange. Treadco is consolidated with the Company for financial reporting purposes as a result of its control of Treadco by reason of its stock ownership, board representation and provision of management services. The ownership interests of the other stockholders are reflected as minority interest.

On September 30, 1994, the Company purchased all the outstanding stock of Clipper Exxpress Company ("Clipper") and two affiliated companies
(collectively the "Clipper Group"). Beginning October 1, 1994, the operations of the Clipper Group are presented in the forwarding operations segment.

Acquisition

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a purchase price of $11.00 per share (the "Acquisition"). The Offer expired at 12:00 midnight New York City time on August 10, 1995. There were validly tendered approximately 5,964,000 shares pursuant to the Offer representing approximately 91% of the shares outstanding. Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment these shares validly tendered according to the terms of the Offer and commenced payment on August 14, 1995. On October 12, 1995, the Purchaser was merged with and into WorldWay and the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash.

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

The segment information for prior periods has been restated to reflect the Company's current reported business segments. In the current and future periods, information that was previously reported in the service and other business segment will be reported in the logistics operations segment.

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                   1995        1994       1995       1994
                                               ($ thousands)

OPERATING REVENUES
  LTL operations                 $299,317   $254,019   $  783,836  $662,150
  Forwarding operations            38,189          -       96,615         -
  Truckload operations             10,162          -       10,162         -
  Logistics operations              9,866        548       18,105     2,117
  Tire operations                  40,065     39,149      110,693   104,163
  Other                               952        535        2,441     1,562
                                 --------   --------   ----------  --------
                                 $398,551   $294,251   $1,021,852  $769,992
                                 ========   ========   ==========  ========

OPERATING EXPENSE AND COSTS

LTL OPERATIONS
  Salaries and wages             $218,180   $166,829   $  550,106  $444,722
  Supplies and expenses            32,644     25,888       84,908    68,081
  Operating taxes and licenses     12,237      9,059       32,263    26,017
  Insurance                         9,574      5,233       19,655    13,199
  Communications and utilities      7,001      5,679       18,601    16,617
  Depreciation and amortization    11,461      6,364       24,664    17,913
  Rents and purchased
   transportation                  22,835     17,554       49,946    48,895
  Other                             3,895        903        5,916     3,339
  Other non-operating (net)          (150)        81         (510)      264
                                 --------   --------   ----------  --------
    Total LTL Operations          317,677    237,590      785,549   639,047

FORWARDING OPERATIONS
  Cost of services                 31,597          -       81,184         -
  Selling, administrative
   and general                      4,704          -       12,087         -
  Other non-operating (net)           459          -        1,319         -
                                 --------   --------   ----------  --------
    Total Forwarding Operations    36,760          -       94,590         -












TRUCKLOAD OPERATIONS
  Salaries and wages             $  3,619   $      -   $    3,619  $      -
  Supplies and expenses             1,667          -        1,667         -
  Operating taxes and licenses        918          -          918         -
  Insurance                           368          -          368         -
  Communications and utilities        156          -          156         -
  Depreciation and amortization       464          -          464         -
  Rents and purchased
   transportation                   1,700          -        1,700         -
  Other                                29          -           29         -
  Other non-operating (net)            47          -           47         -
                                 --------   --------   ----------  --------
    Total Truckload Operations      8,968          -        8,968         -

LOGISTICS OPERATIONS
  Cost of services                  9,183        721       17,214     2,385
  Selling, administrative
   and general                      1,115        273        2,117       769
  Other non-operating (net)             3        103          (20)      102
                                 --------   --------   ----------  --------
    Total Logistics Operations     10,301      1,097       19,311     3,256

TIRE OPERATIONS
  Cost of sales                    30,334     28,816       82,880    76,509
  Selling, administrative
   and general                      8,126      6,924       22,596    19,508
  Other non-operating (net)           135         80          255       334
                                 --------   --------   ----------  --------
    Total Tire Operations          38,595     35,820      105,731    96,351

SERVICE AND OTHER                   1,003        342        2,691     1,218
                                 --------   --------   ----------  --------
                                 $413,304   $274,849   $1,016,840  $739,872
                                 ========   ========   ==========  ========

OPERATING PROFIT (LOSS)
  LTL operations                 $(18,360)  $ 16,429   $   (1,713) $ 23,103
  Forwarding operations             1,429          -        2,025         -
  Truckload operations              1,194          -        1,194         -
  Logistics operations               (435)      (549)      (1,206)   (1,139)
  Tire operations                   1,470      3,329        4,962     7,812
  Other                               (51)       193         (250)      344
                                 --------   --------    ---------  --------
TOTAL OPERATING PROFIT (LOSS)     (14,753)    19,402        5,012    30,120
MINORITY INTEREST                     449      1,079        1,523     2,486
INTEREST  EXPENSE                   5,569      1,592       10,218     4,721
                                 --------   --------    ---------  --------
INCOME (LOSS) BEFORE
  INCOME TAXES                   $(20,771)  $ 16,731    $  (6,729) $ 22,913
                                 ========   ========    =========  ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the preceding table. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the Interstate Commerce Commission.

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    1995       1994       1995       1994

LTL OPERATIONS
  Salaries and wages                 72.9%      65.7%      70.2%       67.2%
  Supplies and expenses              10.9       10.2       10.8        10.3
  Operating taxes and licenses        4.1        3.6        4.1         3.9
  Insurance                           3.2        2.1        2.5         2.0
  Communications and utilities        2.3        2.2        2.4         2.5
  Depreciation and amortization       3.8        2.5        3.1         2.7
  Rents and purchased
   transportation                     7.6        6.9        6.4         7.4
  Other                               1.3        0.4        0.8         0.5
  Other non-operating (net)           -         (0.1)      (0.1)        -
                                 --------   --------   --------    --------
Total LTL Operations                106.1%      93.5%     100.2%       96.5%
                                 ========   ========   ========    ========

FORWARDING OPERATIONS
  Cost of services                   82.7%       -         84.0%        -
  Selling, administrative
   and general                       12.3        -         12.5         -
  Other non-operating (net)           1.3        -          1.4         -
                                 --------   --------   --------    --------
Total Forwarding Operations          96.3%       -         97.9%        -
                                 ========   ========   ========    ========

TRUCKLOAD OPERATIONS
  Salaries and wages                 35.6%       -         35.6%        -
  Supplies and expenses              16.4        -         16.4         -
  Operating taxes and licenses        9.0        -          9.0         -
  Insurance                           3.6        -          3.6         -
  Communications and utilities        1.5        -          1.5         -
  Depreciation and amortization       4.6        -          4.6         -
  Rents and purchased
   transportation                    16.7        -         16.7         -
  Other                               0.3        -          0.3         -
  Other non-operating (net)           0.6        -          0.6         -
                                 --------   --------   --------    --------
Total Truckload Operations           88.3%       -         88.3%        -
                                 ========   ========   ========    ========

LOGISTICS OPERATIONS
  Cost of sales                      93.1%     131.6%      95.1%      112.7%
  Selling, administrative
   and general                       11.3       49.8       11.7        36.3
  Other non-operating (net)           -         18.8       (0.1)        4.8
                                 --------   --------   --------    --------
Total Logistics Operations          104.4%     200.2%     106.7%      153.8%
                                 ========   ========   ========    ========





TIRE OPERATIONS
  Cost of sales                      75.7%      73.6%      74.9%       73.5%
  Selling, administrative
   and general                       20.3       17.7       20.4        18.7
  Other non-operating (net)           0.3        0.2        0.2         0.3
                                 --------   --------   --------    --------
Total Tire Operations                96.3%      91.5%      95.5%       92.5%
                                 ========   ========   ========    ========

Results of Operations

Three Months Ended September 30, 1995 as Compared with Three Months Ended September 30, 1994

Consolidated revenues of the Company for the three months ended September 30, 1995 were $398.6 million compared to $294.3 million for the three months ended September 30, 1994. The Company had an operating loss of $(14.8) million for the three months ended September 30, 1995 compared to operating profit of $19.4 million for the three months ended September 30, 1994. For the three months ended September 30, 1995, the Company had a net loss of $(13.1) million, or $(.73) per common share, compared to net income of $9.2 million, or $.40 per common share for the corresponding three months of 1994. Revenues for the three months increased due to the acquisition of WorldWay and the acquisition adversely impacted operating results for the same period. For the period from August 12 to September 30, 1995, WorldWay incurred a consolidated net loss of approximately $(13.6) million and an operating loss of $(20.4) million. The WorldWay loss is attributable primarily to the operations of Carolina Freight Carriers Corp. ("CFCC") and Red Arrow Freight Lines, Inc. ("Red Arrow") which merged into ABF Freight System, Inc. ("ABF") on September 24, 1995. Earnings per common share for the three months ended September 30, 1995 give consideration to preferred stock dividends of $1.1 million and assume conversion of preferred shares to common for the three months ended September 30, 1994. Average common shares outstanding for the three months ended September 30, 1995 were 19.5 million shares compared to
19.3 million shares and 23.1 million on a fully-diluted basis for the three months ended September 30, 1994. Per share earnings reflect full dilution including conversion of preferred shares to common, if dilutive.

LTL Operations Segment.

As a result of the Acquisition, the Less-than-Truckload ("LTL") operations segment includes the results of CFCC and Red Arrow for the period from August 12, 1995 to their merger into ABF on September 24, 1995. Also, included from August 12, 1995 through the end of the quarter are the operations of G.I. Trucking Company ("G.I. Trucking"). All LTL operations comparisons are impacted by the Acquisition.

Revenues from the LTL operations segment for the three months ended September 30, 1995 were $299.3 million, with an operating loss of $(18.4) million. Prior to merging into ABF on September 24, CFCC and Red Arrow continued to operate on their own and incurred a loss of $(22.2) million.

For the period from August 12, 1995 to September 30, 1995, G.I. Trucking had an operating loss of $(1.5) million due to reduction in revenue. Prior to the merging of CFCC and Red Arrow into ABF, G.I. Trucking had received approximately 60% of their freight from CFCC and Red Arrow. With CFCC and Red Arrow's freight remaining in the ABF system, G.I. Trucking's revenue was reduced. In September 1995, G.I. Trucking signed a partnership agreement with Estes Express Lines which will is expected to increase revenue of G.I. Trucking although the amount of the increase and it relative profitability is unknown at this time.

Earnings at ABF continue to be negatively affected by a slowing economy and increased pricing pressure which have resulted in a decrease in tonnage for the three months ended September 30, 1995. The following operating statistics for ABF do not include the operations of CFCC or Red Arrow prior to their merger into ABF on September 24, 1995. ABF had an ICC operating ratio of 98.1% for the three months ended September 30, 1995 compared to 93.8% for the three months ended September 30, 1994. For the three months ended September 30, 1995, ABF's total tonnage decreased 8.2%, consisting of a 7.9% decrease in LTL tonnage and a 9.1% decrease in truckload tonnage compared to 1994.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees.

Forwarding Operations Segment. Effective with the Acquisition on August 12, 1995, the forwarding operations segment includes the results of CaroTrans International, Inc., a subsidiary of WorldWay. The Company previously entered the freight forwarding market on September 30, 1994 with the acquisition of the Clipper Group, a non-asset based intermodal marketing and freight forwarding company.

For the three months ended September 30, 1995, the Company's forwarding operations had revenues of $38.2 million with segment operating profit of $1.4 million. The Company's consolidated financial statements for the three months ended September 30, 1995 include only current year financial information for the forwarding operations segment and therefore, comparisons of results of operations are not presented.

Truckload Operations Segment. On August 12, 1995, the Company entered into the truckload business with the acquisition of Cardinal Freight Carriers, Inc. ("Cardinal"), a WorldWay subsidiary. For the period from August 12, 1995 to September 30, 1995, Cardinal had revenues of $10.2 million and segment operating profit of $1.2 million. Comparisons of the results of operations for the truckload operations segment are not meaningful and therefore, not presented.

Logistics Operations Segment. With the acquisition of two WorldWay subsidiaries, Complete Logistics Company and Innovative Logistics
Incorporated, the company began reporting the results of its logistics subsidiaries in a separate business segment. Also, included in the logistics segment are the results of Integrated Distribution, Inc., which was previously reported in the service and other segment.

For the three months ended September 30, 1995, the logistics segment had revenues of $9.9 million with a segment operating loss of $435,000. Comparisons of the results of operations for the logistics operations segment are not meaningful and therefore, are not presented.

Tire Operations Segment. Treadco's revenues for the three months ended September 30, 1995 increased 2.3% to $40.1 million from $39.1 million for the three months ended September 30, 1994. Treadco sold approximately 171,000 retreaded truck tires during both the three months ended September 30, 1995 and 1994, and new tires sold during the three months ended September 30, 1995 decreased 0.6% to approximately 108,000 tires. For the three months ended

September 30, 1995, "same store" sales decreased 1.2% and "new store" sales accounted for 3.8% of the increase from the three months ended September 30, 1994. Same store sales include both production locations and satellite sales locations that have been in existence for the entire three month periods ended September 30, 1995 and 1994. The soft economy continued to slow demand for both new replacement and retreaded truck tires during the quarter. Also, Treadco has seen increased competition as Bandag Incorporated ("Bandag") has granted additional franchises in some locations currently being served by Treadco. Revenues from retreading for the three months ended September 30, 1995 increased 1.2% to $20.9 million from $20.7 million for the three months ended September 30, 1994. Revenues from new tire sales increased 3.6% to $19.2 million for the three months ended September 30, 1995 from $18.5 million for the three months ended September 30, 1994.

Tire operations segment operating expenses as a percent of revenues were 96.3% for the three months ended September 30, 1995 compared to 91.5% for the three months ended September 30, 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 75.7% for the three months ended September 30, 1995 from 73.6% for the three months ended September 30, 1994 resulting primarily from the increased cost of materials from Bandag. Selling, administrative and general expenses for the tire operations segment increased to 20.3% for the three months ended September 30, 1995 from 17.7% for the three months ended September 30, 1994. The increase resulted primarily from an increase in bad debt expense and increased costs associated with installation of a production and inventory control system.

On August 23, 1995, Treadco announced that it had been advised by Bandag that eight of its Bandag franchises which expire in the summer of 1996 would not be renewed. Subsequently, Treadco entered into an agreement with Oliver Rubber Company to supply equipment and related materials for the eight production facilities whose Bandag franchises expire in 1996 and any other Treadco facilities which cease being a Bandag franchised location.

On October 9, 1995, Treadco sent Bandag notice of termination of three franchise agreements. Two of these franchises are part of the eight scheduled to expire in 1996. Due to Bandag's announcement that it would not renew eight of Treadco's franchises and Bandag's adverse activities described in the lawsuit filed by Treadco on October 30, 1995, it may become necessary for Treadco to terminate some or all of its remaining Bandag franchises prior to their expiration dates.

Treadco has filed a lawsuit in Arkansas state court alleging that Bandag and certain of its officers violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchises and attempting to divert customers from Treadco.

Treadco is unable to determine the impact of the above events on operations, however; Treadco has taken and will continue to take whatever actions are appropriate to protect and enhance Treadco's established business.

Interest. Interest expense was $5.6 million for the three months ended September 30, 1995 compared to $1.6 million for the three months ended September 30, 1994 primarily due to a higher level of debt outstanding. The increase in long-term debt consisted primarily of debt incurred and assumed in the acquisition of WorldWay on August 12, 1995 and debt incurred in the acquisition of the Clipper Group on September 30, 1994.

Income Taxes. The difference between the effective tax rate for the three months ended September 30, 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note G to the consolidated financial statements).

Nine Months Ended September 30, 1995 as Compared with Nine Months Ended September 30, 1994

Consolidated revenues of the Company for the nine months ended September 30, 1995 were $1.0 billion compared to $770.0 million for the nine months ended September 30, 1994. The Company had an operating profit of $5.0 million for the nine months ended September 30, 1995 compared to operating profit of $30.1 million for the nine months ended September 30, 1994. For the nine months ended September 30, 1995, the Company had a net loss of $(6.3) million, or $(.49) per common share, compared to net income of $11.4 million, or $.42 per common share for the corresponding nine months of 1994. The acquisition of WorldWay on August 12, 1995 adversely impacted operating results for the nine months ended September 30, 1995. For the period from August 12 to September 30, 1995, WorldWay incurred a consolidated net loss of approximately $(13.6) million and an operating loss of approximately $(20.4) million. The WorldWay loss is attributable to CFCC and Red Arrow which ceased to exist as of September 24, 1995 when they were merged into ABF. Consolidated revenues and income for the nine months ended September 30, 1994 were adversely affected by the 24-day labor strike by the Teamsters' union employees of ABF in April 1994. Earnings per common share for the nine months ended September 30, 1995 and 1994 give consideration to preferred stock dividends of $3.2 million. Average common shares outstanding for the nine months ended September 30, 1995 were 19.5 million shares compared to
19.3 million shares for the nine months ended September 30, 1994.
Outstanding shares for the nine months ended September 30, 1995 and 1994 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

LTL Operations Segment. Comparisons for the nine months were affected by Acquisition of WorldWay in August 1995 and by the ABF Teamsters' employees strike in April 1994 (see discussion above). Therefore, comparisons of the results of operations for the LTL operations segment are not meaningful and are not presented.

Revenues from the LTL operations segment for the nine months ended
September 30, 1995 were $783.8 million, with an operating loss of $(1.7) million. Prior to merging into ABF on September 24, CFCC and Red Arrow continued to operate on their own and incurred a loss of $(22.2) million for the period from August 12, to the merger date.

Earnings at ABF continue to be negatively affected by a slowing economy and increased pricing pressure which have resulted in a decrease in tonnage for the nine months ended September 30, 1995. The following operating statistics for ABF do not include the operations of CFCC or Red Arrow prior to their merger into ABF on September 24, 1995. ABF had an ICC operating ratio of 97.2% for the nine months ended September 30, 1995 compared to 96.7% for the nine months ended September 30, 1994. For the nine months ended September 30, 1995, ABF's total tonnage increased 6.1%, consisting of a 6.8% increase in LTL tonnage and a 4.0% increase in truckload tonnage compared to 1994.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees.

Forwarding Operations Segment. Effective September 30,1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, forwarding operations. The Company's consolidated financial statements for the nine months ended September 30, 1995 include only current year financial information for the forwarding operations segment and therefore, comparisons of results of operations are not presented.

For the nine months ended September 30, 1995, the Company reported revenues from forwarding operations of $96.6 million with segment operating profit of $2.0 million.

Tire Operations Segment. Treadco's revenues for the nine months ended September 30, 1995 increased 6.3% to $110.7 million from $104.2 million for the nine months ended September 30, 1994. During the nine months ended September 30, 1995, Treadco sold approximately 477,000 retreaded truck tires, an increase of 3.8% from the nine months ended September 30, 1994 and new tires sold increased 3.7% to approximately 294,000 tires. For the nine months ended September 30, 1995, "same store" sales increased 4.4% and "new store" sales accounted for 2.3% of the increase from the nine months ended September 30, 1994. Same store sales include both production locations and satellite sales locations that have been in existence for the entire nine month periods ended September 30, 1995 and 1994. Although a softer economy during the nine months slowed demand for both new replacement and retreaded truck tires, same store sales increased primarily as a result of an increase in market share in the areas served. Also, Treadco has seen increased competition as Bandag has granted additional franchises in some locations currently being served by Treadco. Revenues from retreading for the nine months ended September 30, 1995 increased 3.0% to $58.4 million from $56.7 million for the nine months ended September 30, 1994. Revenues from new tire sales increased 10.2% to $52.3 million for the nine months ended
September 30, 1995 from $47.5 million for the nine months ended September 30, 1994.

Tire operations segment operating expenses as a percent of revenues were 95.5% for the nine months ended September 30, 1995 compared to 92.5% for the nine months ended September 30, 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 74.9% for the nine months ended September 30, 1995 from 73.5% for the nine months ended September 30, 1994. Bandag Inc., Treadco's tread rubber supplier, has implemented three price increases, totaling 9.6%, since the first quarter of 1994, which Treadco has been unsuccessful, so far, in fully passing along to its customers. Selling, administrative and general expenses for the tire operations segment increased to 20.4% for the nine months ended September 30, 1995 from 18.7% for the nine months ended September 30, 1994. The increase resulted primarily from an increase in bad debt expense and increased costs associated with employee medical benefits.

Interest. Interest expense was $10.2 million for the nine months ended September 30, 1995 compared to $4.7 million for the nine months ended September 30, 1994 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred and assumed in the acquisition of WorldWay in August 1995, the acquisition of the Clipper Group in September 1994 and a term loan used to finance construction of the Company's corporate office building which was completed in 1995.

Income Taxes. The difference between the effective tax rate for the nine months ended September 30, 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).

Liquidity and Capital Resources

On August 10, 1995 the Company entered into a $350 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent and certain other banks. The Credit Agreement consists of a $75 million term and provides for up to $275 million of revolving credit loans (including letters of credit).

Term Loan and Revolving Credit advances bear interest at one of the following rates per annum, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance shall bear an interest rate per annum equal to the lesser of (i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale and the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated EBITDA. An Eurodollar Rate advance shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At September 30, 1995, the average interest rate on the Credit Agreement was 7.6%.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests, which were met as of September 30, 1995.

Based on available information, management believes that the Company may not satisfy certain of the financial covenants under the Credit Agreement for periods subsequent to September 30, 1995. Management has advised the Agent Banks under the Credit Agreement of this possibility and has initiated discussions for the purpose of obtaining waivers or amendments of applicable financial covenants for periods subsequent to September 30, 1995. Based on discussions with the Agent Banks, management expects waivers or amendments to be obtained prior to December 31, 1995.

There was $141 million of Revolver Advances, $75 million of Term Advances and approximately $61.4 million of letters of credit outstanding at September 30, 1995. The Revolver Advances are payable on August 10, 1998. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, the Treadco common stock owned by the Company, and eligible receivables.

The Term Advances are payable in 16 quarterly graduated installments commencing in November 1996. The installment payments are $2.5 million, $5.0 million and $6.25 million for the first four, second eight and last four payments, respectively.

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

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. At September 30, 1995, the borrowing base was $30.1 million. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory.

Borrowings under the agreement bear interest, at Treadco's option, at 1% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At September 30, 1995, the average interest rate was 7.2%. At September 30, 1995, Treadco had $8 million outstanding under the Treadco Credit Agreement. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests which have been met. Under the Treadco Credit Agreement, Treadco's assets are subject to pledge and, therefore, are available for use only by that subsidiary.

On July 14, 1995, ABC Acquisition Corporation, a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay, at a purchase price of $11.00 per share. The Offer expired at 12:00 midnight New York City time on August 10, 1995. There were validly tendered approximately 5,964,000 shares pursuant to the Offer representing approximately 91% of the shares outstanding. Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment these shares validly tendered according to the terms of the Offer and commenced payment on August 14, 1995. On October 12, 1995, the Purchaser was merged with and into WorldWay and the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

Seasonality

The LTL and truckload motor carrier segments are affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Forwarding operations are similar to the LTL and truckload motor carrier segments with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last six months of the calendar year generally having the highest levels of sales.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

                                  PART II.

                              OTHER INFORMATION
                          ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business (see Note I to the Company's Unaudited Consolidated Financial Statements).

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 11 - Statement Re: Computation of Earnings Per Share.

          Exhibit 99 - $350,000,000 Credit Agreement dated as of August 10,
                       1995 among Arkansas Best Corporation as the Borrower, Societe General, Southwest Agency as Managing agent and administrative agent, Nations bank of Texas, N.A. as documentation agent

     (b)  Reports on Form 8-K.

          Form 8-K dated August 17, 1995

               Item 2. Acquisition of Disposition of Assets -- Acquisition of
                       WorldWay Corporation.

               Item 7. Financial Statements and Exhibits --Financial
                       statements of WorldWay Corporation and pro forma financial information to be filed under cover of form 8-K/A on October 16, 1995. Agreement and Plan of Merger, dated as of July 8, 1995 among WorldWay Corporation, ABC Acquisition Corporation and Arkansas Best Corporation.

          Form 8-K/A No. 1 dated October 13, 1995

               Item 7. Financial Statements and Exhibits --Financial
                       statements of WorldWay Corporation and pro forma financial information to be filed under cover of form 8-K/A on October 25, 1995.

          Form 8-K/A No. 2 dated October 25, 1995

               Item 7. Financial Statements and Exhibits --Audited financial statements of WorldWay Corporation for the years then ended December 31, 1994 and 1993. Unaudited financial statements of WorldWay Corporation for the twenty-four weeks ended June 17, 1995 and June 18, 1994. Pro forma condensed consolidated statements of operations for the year ended December 31, 1994 and the six months ended June 30, 1995 and the pro forma condensed consolidated balance sheet as of June 30, 1995.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ARKANSAS BEST CORPORATION
                                                  (Registrant)

Date:  November 14, 1995              s/Donald L. Neal
      -----------------               ------------------------------------
                                      Donald L. Neal - Senior Vice
                                      President - Chief Financial Officer,
                                      and Principal Accounting Officer

                                EXHIBIT INDEX
                          ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.


Exhibit
  No.                                                                  Page

 11   Statement Re: Computation of Earnings per Share

 27   Financial Data Schedule

 99 $350,000,000 Credit Agreement dated as of August 10, 1995 among Arkansas Best Corporation as the Borrower, Societe
      Generale, Southwest Agency as Managing Agent and
      Administrative Agent, and NationsBank of Texas, N.A. as
      Documentation Agent.