Form 10-K
period 1995-12-31
ARKANSAS BEST CORP /DE/
filed 1996-03-29
CIK 894405

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from _____________ to ______________.

Commission file number 0-19969

                          ARKANSAS BEST CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                               71-0673405
----------------------------------------------   ----------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas            72903
----------------------------------------------   ----------------------
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

                                             Name of each exchange
          Title of each class                on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1996, was $144,442,000.

The number of shares of Common Stock, $.01 par value, outstanding as of March 21, 1996, was 19,515,758.

Documents incorporated by reference:

Portions of the proxy statement for the Arkansas Best Corporation annual shareholders' meeting to be held May 9, 1996 are incorporated by reference into Part III.

                          ARKANSAS BEST CORPORATION
                                  FORM 10-K

                              TABLE OF CONTENTS

ITEM                                                                PAGE
NUMBER                                                             NUMBER


                                   PART I

Item 1. Business                                                      3
Item 2. Properties                                                   23
Item 3. Legal Proceedings                                            24
Item 4. Submission of Matters to a Vote of Security Holders          24


                                   PART II

Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters                                      25
Item 6. Selected Financial Data                                      26
Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations            29
Item 8. Financial Statements and Supplementary Data                  39
Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      39


                                  PART III

Item 10. Directors and Executive Officers of the Registrant          40
Item 11. Executive Compensation                                      40
Item 12. Security Ownership of Certain Beneficial
            Owners and Management                                    40
Item 13. Certain Relationships and Related Transactions              40


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K                                  41

                                   PART I.


ITEM 1.   BUSINESS

(a)  General Development of Business

Corporate Profile

Arkansas Best Corporation (the "Company") is a diversified holding company located in Fort Smith, Arkansas. The Company is engaged through its motor carrier subsidiaries in less-than-truckload ("LTL") and truckload shipments of general commodities, through its freight forwarding and logistics subsidiaries in intermodal marketing and freight logistics services and through its 46%-owned subsidiary, Treadco, Inc. ("Treadco") in truck tire retreading and new truck tire sales.

Historical Background

In 1988, the Company was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P. ("Kelso").

In 1992, the Company completed an initial public offering of Common Stock par value $.01 (the "Common Stock") by the Company. The Company also repurchased substantially all the remaining shares of Common Stock beneficially owned by Kelso, thus ending Kelso's investment in the Company.

In 1993, the Company completed a public offering of 1,495,000 shares of preferred stock ("Preferred Stock").

(b)  Financial Information about Industry Segments

The response to this portion of Item 1 is included in "Note M - Business Segment Data" of the notes to the Company's consolidated financial statements for the year ended December 31, 1995, which is submitted as a separate section of this report.

(c)  Narrative Description of Business

The Company

Acquisition

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a purchase price of $11 per share (the "Acquisition"). Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment shares of WorldWay validly tendered, representing approximately 91% of the shares outstanding. On October 12, 1995, the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash.

Principal subsidiaries of WorldWay included Carolina Freight Carriers Corp. ("Carolina Freight") and Red Arrow Freight Lines, Inc. ("Red Arrow"), which were merged into ABF on September 24, 1995, Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics"), Innovative Logistics Incorporated ("ILI") and Carolina Breakdown Service, Inc. ("Carolina Breakdown").

Employees

At December 31, 1995, the Company had a total of 18,459 employees of which 65% are members of a labor union.

Less-Than-Truckload Motor Carrier Operations

General

The Company's LTL motor carrier operations are conducted through ABF Freight System, Inc. ("ABF"), ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine")(collectively the "ABF System") and G.I. Trucking Company.

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

Competition, Pricing and Industry Factors

The trucking industry is highly competitive. The Company's LTL motor carrier subsidiaries actively compete for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. In general, most of the principal motor carriers use similar tariffs to rate interstate shipments. Competition for freight revenue, however, has resulted in discounting which effectively reduces prices paid by shippers. In an effort to maintain and improve its market share, the Company's LTL motor carrier subsidiaries offer and negotiate various discounts.

The trucking industry, including the Company's LTL motor carrier subsidiaries, is affected directly by the state of the overall economy. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.

ABF Freight System, Inc.

The largest subsidiary of the Company, ABF currently accounts for approximately 69% of the Company's consolidated revenues and 94% of LTL operations revenue. ABF has grown to become the fourth largest LTL motor carrier in the United States from the forty-eighth largest in 1965, based on revenues for 1995 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.5% of the cities in the United States having a population of 25,000 or more. The ABF System provides interstate and intrastate direct service to more than 38,500 points through 343 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1995, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 8% of ABF's revenues.

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

Through an alliance with one of Mexico's largest LTL specialists, ABF provides motor carrier services to that country as well. This service gives ABF customers a practically seamless operation featuring single-billing including all freight charges, through-cargo claims liability and tracing, diskette rating, voice-response rate quotes and shipment status, hazardous materials service, and payment in either U.S. dollars or in Mexico pesos. This service is offered to and from all points serviced through ABF tariffs to and from specified points in Mexico. ABF has expanded its Mexico sales and customer support staffs and maintains ABF sales offices in Mexico City, Monterrey and Guadalajara.

Worldwide, ABF's international services offers less-than-containerload service to 161 countries through 301 ports. In addition, ABF offers full-containerload service to Europe, the United Kingdom and Ireland, Scandinavia, the Baltic Region, South Africa, the Far East, Southeast Asia, Australia, New Zealand, Ecuador, Peru, Chile, Brazil, Argentina, Uruguay and Paraguay.

Specialized Services

ABF has special programs for customers with unique needs. Once ABF agrees to meet a customer's need, it becomes a requirement. ABF delivers quality by conforming to requirements.

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

"TimeKeeper" is another in ABF's line of specialized services. TimeKeeper provides the customer with a money-back guaranteed, expedited service in those instances when a shipment absolutely must be delivered by a certain day. TimeKeeper is a premium service that provides an option to air freight, at rates that are lower than most air freight rates and other expedited options.

ABF's "On-the-Date" Program (ON) was developed to meet the needs of its Just In Time customers. Shipments will be delivered ON the ABF advertised due date, not prior to the due date or after the due date. Under the "By-the-Date" Program (BY) shipments will be delivered BY the ABF advertised due date, not after the due date. ABF's "Between the Date" Program (BE) was developed to meet the needs of customers who have delivery windows.
Shipments will be delivered between specific dates consistent with ABF advertised transit times. Participating customers' delivery receipts display special "ON", "BY" or "BE" flags indicating the delivery requirements.

ABF developed its Special Handling Program to meet the needs of customers with unusual pickup, delivery or freight-handling requirements. Specific handling requirements are stored in Q-Net, ABF's online communications network, and are accessible by all terminals involved in the handling of a shipment. Participating customers' delivery receipts display a special "HANDL" flag.

Statistical Information

The following table sets forth certain statistical information regarding ABF's operations (including inter-company operations) for the five years ended December 31, 1995.

ABF Freight System, Inc.
                                               Year Ended December 31
                                   1995      1994      1993      1992      1991
                                                   (Unaudited)

Operating ratio                    100.6%     96.4%     95.8%     94.9%     96.3%
Average length of haul (miles)     1,202     1,214     1,198     1,201     1,192
Employees (1)                     14,728    11,876    10,719    10,545    10,184
Miles per gallon                    6.32      6.32      6.12      5.87      5.65
Fuel cost per mile (2)             $.084     $.085     $.094     $.110     $.116
Terminals (at end of period)(3)      334       322       323       317       320

Tractors
  Road Tractors                    2,060     1,498     1,385     1,385     1,385
  City Tractors                    2,928     2,483     2,469     2,474     2,368

Trailers
  Road Trailers -- doubles        20,377    12,734    12,263    11,718    11,405
  Road Trailers -- long              449       230       231       251       274
  City Trailers                    2,202     1,364     1,395     1,365     1,187

Less-than-Truckload (4)
  Revenue (000's)               $894,790  $797,393  $772,872  $748,470  $697,602
  Percent of total revenue          89.0%     88.3%     88.3%     88.8%     89.1%
  Tonnage (000's)                  2,877     2,677     2,620     2,542     2,384
  Percentage of total tonnage       77.5%     76.8%     76.5%     77.2%     78.5%
  Shipments (000's)                5,465     4,935     4,948     4,899     4,793
  Revenue per hundredweight       $15.55    $14.89    $14.75    $14.72    $14.63
  Average weight per shipment
    (pounds)                       1,053     1,085     1,059     1,038       995

Truckload
  Revenue (000's)               $110,530  $105,798  $102,635  $ 94,242  $ 85,013
  Tonnage (000's)                    836       809       807       752       654
  Shipments (000's)                  102        98        96        89        78
  Revenue per hundredweight        $6.61     $6.54     $6.36     $6.27     $6.50
  Average weight per shipment
    (pounds)                      16,393    16,502    16,776    16,858    16,707

<F1>
(1) At end of period for salaried employees and mid-December for hourly employees.
<F2>
(2)  Excludes fuel tax per mile of $.069, $.067, $.071, $.073 and $.075 for 1991 through 1995, respectively.
<F3>
(3)  Does not include terminals of ABF-BC, ABF Canada, Land Marine and Cartage.
<F4>
(4)  Defined by the ICC as shipments weighing less than 10,000 pounds.

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

Revenue Equipment

ABF's equipment replacement policy generally provides for replacing intercity tractors every three years, intracity tractors every five to seven years, and trailers (which have a depreciable life of seven years) on an as needed basis (generally seven years or more), resulting in a relatively new and efficient tractor fleet and minimizing maintenance expenses. ABF presently intends to continue its tractor and trailer replacement policy. However, due to the acquisition of WorldWay, ABF will not have to replace any revenue equipment during 1996. As a result of the acquisition, ABF has excess revenue equipment which will be sold during 1996.

ABF has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at ABF's facilities and at independent contract maintenance facilities.

ABF's computerized maintenance program tracks equipment activity and provides automatic notification of the maintenance needs of each tractor, trailer and converter gear. The program keeps records of preventive maintenance schedules and governmental inspection requirements for each piece of equipment and routes the unit to the nearest ABF maintenance facility where the service can be performed.

As of December 31, 1995, ABF owned or operated the following revenue equipment, which, excluding operating leases, had an aggregate net book value of approximately $124.9 million:

                                   Total No.               Units by Model Year
                                    of Units `96   `95   `94   `93   `92    `91    `90  Pre-'90

Intercity Tractors (1)               2,060    12  1,092   441   498    13      -      2       2
Intercity Trailers                     449     -      -     -     -     -      -     25     424
Intercity Trailers-Doubles (2)      20,377     -    802   500   955   918  1,984  1,119  14,099
Intracity Tractors (3)               2,928   119    478   217   323   335    385    476     595
Intracity Trailers                   2,202     -      -     -     -     -      -     25   2,177
Pickup/Delivery Trucks                  92     -      -    14     -    17      2      7      52
Converters (used to connect
  two 28-foot trailers)              4,843     -    100   273    91     -    303    156   3,920

<F1>
(1)  Includes 1,668 tractors being leased under operating lease.
<F2>
(2) Includes 921 trailers being leased under operating lease and 3,126 trailers being leased under capitalized lease.
<F3>
(3)  Includes 1,070 tractors being leased under capitalized lease.

In 1995, under its equipment replacement program, ABF acquired 490 intercity tractors, 390 intracity tractors and 800 trailers. Internally generated funds, borrowings under the credit agreement and leases have been sufficient to finance these additions.

Data Processing

The Company, through a wholly owned subsidiary, is able to provide timely information, such as the status of all shipments in the system at any given point in time, that assists operating personnel and aids marketing efforts of ABF. ABF continues to develop its on-line Freight Management System (FMS) aimed at perfecting both service to customers and internal cost controls.

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

ABF has in place several programs which continually assess various functions deemed critical to service and/or costs, and include the Delivery Backlog Report, Manning Strategy Model, Outbound Backlog Report, Tardy Spots Report, and Inbound Break Analysis. They are generated only when exceptions are detected, which gives ABF automatic controls. When exceptions occur, these controls allow management to react quickly and decisively, preventing exceptions from becoming problems without having to sift through reams of data.

ABF's customer database management system, AIMS (Account Information Management System) provides a centralized management tool for maintaining customer information. For example, a file of customer receiving requirements is maintained in AIMS. AIMS can be accessed on-line by all ABF general office departments and terminals.

The service bureau is staffed with 214 data processing specialists. The Company believes that its allocation of resources to data processing has assisted ABF in providing the type of quality services required by a sophisticated shippers.

Employees

At December 31, 1995, ABF employed 14,728 persons. Employee compensation and related costs are the largest components of LTL motor carrier operating expenses. In 1995, such costs amounted to 71.6% of LTL operations revenues. ABF is a signatory with the Teamsters to the National Master Freight Agreement (the "National Agreement") which became effective April 1, 1994, and expires March 31, 1998. Under the National Agreement, employee wages and benefits increased an average of 2.7% and 3.3% annually during 1994 and 1995, respectively, and will increase an average of 3.8% on April 1, 1996 and 3.9% on April 1, 1997. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the Teamsters. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans. ABF is also a party to several smaller union contracts. Approximately 81% of ABF's employees are unionized, of whom approximately 1% are members of unions other than the Teamsters.

Four of the five largest LTL carriers are unionized and generally pay comparable wages. Non-union companies typically pay employees less than union companies.

Since December 1989, the D.O.T. has required ABF and other domestic motor carriers to implement drug testing programs for their truck drivers. In 1991, ABF implemented a random testing program to cover its entire driver work force. ABF performs testing as required by the federal government at an average rate of 50% annually of its driver work force. Statistics for 1995 indicate that ABF has administered 4,520 random, biennial re-certification and post-accident tests to its employees, with a pass rate of 99.3%

Beginning January 1, 1995, the D.O.T. required the implementation of alcohol testing in conjunction with the existing drug testing program. As required by the D.O.T., in 1995 ABF tested its drivers for alcohol use at an average rate of 25% annually. The ABF drivers' pass rate for random and post-accident alcohol testing in 1995 was 99.8%.

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

ABF also believes that it has one of the best safety records in the trucking industry, based in part on having received first, second or third place safety awards from the American Trucking Associations ("ATA") every year for the past 25 years. ABF was awarded the ATA's President's Trophy in 1993, 1989 and 1984. The President's Trophy is awarded to the company with the most outstanding safety program. Of the ABF general commodities shipments handled during the year ended December 31, 1995, more than 99% were free of any cargo claim, and of those having cargo claims, 88% were settled within 30 days of the claim date. The following table shows accidents and claims results for the last five years:

                                                        Year Ended December 31
                                             1995      1994      1993      1992      1991

Linehaul miles (000) per DOT
 linehaul accident (1)                      1,951     2,201     1,868     1,962     1,816
Selected categories of insurance
 expense as a percent of revenue:
  Cargo loss and damage claims               1.20%     1.14%     1.00%     0.94%     1.03%
  Public liability                            .79      0.82      0.86      1.08      0.98
  Workers' Compensation                      1.92      1.87      1.79      1.83      2.00
                                            -----     -----     -----     -----     -----
Total                                        3.91%     3.83%     3.65%     3.85%     4.01%
                                            =====     =====     =====     =====     =====

<F1>
(1) An accident, as defined by the DOT, involves personal injury with treatment sought immediately away from the scene of the accident or disabling damage that requires a vehicle to be towed from the scene of the accident.

G.I. Trucking Company

Headquartered in La Mirada, California, G.I. Trucking is a non-union regional LTL motor carrier. G.I. Trucking provides transportation services and coverage throughout 13 Western states and the Western Canadian provinces of Alberta and British Columbia, as well as service to Hawaii and Alaska. One- to three-day regional service is provided through 52 service centers.

Transcontinental service is facilitated through a partnership with two other regional carriers providing service through six major hub terminals located throughout the Midwest and East Coast. Customer service is enhanced through EDI communications between partners, allowing for single pro tracing, invoicing and a full range of other EDI and information management services.

G.I. Trucking's Hawaiian container operation, located in La Mirada, provides excellent transit times to the Islands. Service to points in Alaska and Western Canada is provided through the company's new facility in Seattle, Washington.

G.I. Trucking's linehaul structure utilizes company solo drivers, company sleeper teams, contract power and one-way carriers, providing total flexibility in maintaining superior service and lane balance.

Employees

At December 31, 1995, G.I. Trucking had a total of 806 employees.

Truckload Operations

Cardinal Freight Carriers, Inc.

Cardinal is an irregular route carrier providing dry van and flatbed service throughout the eastern two-thirds of the United States and Canada. Headquartered in Concord, North Carolina, Cardinal operates via a central dispatch system utilizing a state-of-the-art computer system. Cardinal has grown from 14 company-owned power units in 1981 to more than 600 tractors in the van division and over 100 tractors in the flatbed division. The trailer fleet consists of 1,169 53-foot vans and 117 48-foot and 45-foot aluminum flatbeds. The fleet is one of the most modern in the industry, averaging just under two years old.

Cardinal's services, both van and flatbed, can be labeled as interregional. Cardinal's system averages 530 miles per trip, providing next day, on-time service that patterns today's manufacturing and distribution system of closer proximity to their customer base. With the flexibility for both long-haul and short-haul, Cardinal offers one-thousand-mile plus service, along with regional length of haul, including intrastate service in 11 states. Cardinal has a facility network consisting of 6 locations to perform timely preventive maintenance to better ensure safety in the community and equipment reliability.

Cardinal operates in a competitive and highly service-sensitive market and therefore, is committed to providing its customers with premier quality service. Cardinal's customers have defined a premier quality service as on-time, claim-free pickups and deliveries, accurately invoiced, and thorough communications, along with information support technology.

During 1995, Cardinal's largest customer accounted for 14% of Cardinal's revenues and the ten largest customers accounted for 45% of Cardinal's revenue.

Forwarding Operations

General

The Company's forwarding operations are conducted through Clipper Exxpress Company ("Clipper"), Agricultural Express of America, Inc. ("AXXA"), Agile Freight System, Inc. ("Agile"),(collectively known as the "Clipper Group") and CaroTrans International, Inc. ("CaroTrans").

The Clipper Group

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

Clipper Exxpress Company

Clipper, founded in 1938, is the largest of the three Clipper Group companies. Clipper accounted for approximately 62% of the Company's forwarding operations revenues during the fourth quarter of 1995. Clipper provides contract freight management and LTL freight forwarding services to its customers.

Clipper's executive offices are located in Lemont, Illinois ( a suburb of Chicago) and its 38 branch offices are dispersed throughout the United States. At December 31, 1995, Clipper employed 189 persons (comprised of 53 sales representatives, 68 administrative personnel and 68 operations personnel).

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

LTL Freight Forwarding. Clipper is one of the nation's oldest and largest LTL freight forwarders. Its collection and distribution network consists of 38 geographically dispersed locations throughout the United States. Selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 37% of Clipper's LTL revenue. Virtually all of Clipper's LTL revenue is derived from long-haul, metro area to metro area transportation.

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

The Clipper Group serves a diverse base of more than one thousand shippers with which it strives to establish long-term relationships. These efforts have had positive results as evidenced by the fact that many of Clipper's customers have been doing business with Clipper for more than 15 years. Clipper's customers are a diverse group, with no concentration in any particular industry. During the year ended December 31, 1995, no single customer accounted for more than 7% of Clipper's revenues, and the ten largest customers accounted for less than 18% of Clipper's revenues.

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

Agricultural Express of America, Inc. (D/B/A Clipper Controlled Logistics)

AXXA owns 436 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates which peak at different times of the year. By focusing on the spot market for produce transport, AXXA is able to generate on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year round temperature-controlled freight.

AXXA has also achieved lower cost than these competitors because it utilizes railroads for the line-haul segment of the shipment. AXXA and Clipper are closely integrated, with Clipper relying on AXXA equipment to move its westbound freight, particularly during the winter months. AXXA counts on Clipper to reload its equipment promptly to harvest areas, especially during the peak produce season.

Because a large percentage of produce is usually harvested during certain short periods of time, dependable equipment availability is one of the most important factors that shippers consider. In addition, companies in this niche have difficulty achieving high utilization of their fleets due to the cyclical nature of the business, the geographical shifting of loading points as different crops mature and the challenge of finding backhauls to harvest areas. Consequently, the supply of specialized temperature-controlled equipment can be rather limited during harvest season, often resulting in severe equipment shortages. Thus, customers are willing to pay high rates during the peak months of June and July to secure the necessary equipment. AXXA has a distinct competitive advantage because it is able to generate a higher rate of equipment utilization by obtaining backhauls through Clipper's 38-office network.

AXXA's reputation for integrity, combined with its strong financial condition, has earned it the highest rating from both the Blue Book and the Red Book, the two primary produce industry rating journals for the produce-hauling markets. These ratings are compiled from survey feedback given by the trade to the two rating agencies, and are evidence of the shipper's level of confidence of AXXA.

Agile Freight System, Inc. (D/B/A Clipper Highways Services)

Agile is a non-asset intensive, premium service, long-haul truckload carrier that utilizes two-person driver teams provided primarily by owner-operators. Agile operates in tightly focused long-haul lanes that originate or terminate near a Clipper market. Much of Agile's value to the Clipper Group is that it can be relied upon if other carriers are not available to move full truckloads of consolidated LTL shipments by Clipper.

CaroTrans International, Inc.

CaroTrans is a neutral, non-vessel operating common carrier ("NVOCC") providing import and export, door-to-door and door-to-port service to more than 140 countries with 225 ports of discharge. Headquarted in Cherryville, North Carolina, CaroTrans is considered one of the largest NVOCC's in the world offering more destinations by a "master loader" than any other NVOCC.

One of CaroTrans' strengths is its North American office and receiving network. Through sales offices in Los Angeles, Houston, New Orleans, Atlanta, Erie, Cincinnati, Boston, New York, Baltimore, Norfolk, Charleston, Charlotte, Jacksonville, Orlando, Miami, Toronto, Mexico City, Guadalajara and Monterrey, CaroTrans serves thousands of shippers, receivers and freight forwarders. CaroTrans truly covers the continent with experienced, knowledgeable international personnel.

CaroTrans offers 23 ocean bills of lading via North American receiving stations located in San Francisco, Los Angeles, Houston, Mexico City, Guadalajara, Monterrey, New Orleans, Chicago, St. Louis, Miami, Jacksonville, Savannah, Atlanta, Charleston, Charlotte, Norfolk, Baltimore, Cleveland, Philadelphia, New York, Boston, Toronto and Montreal. The ability to offer such a large number of bills of lading reduces the shipper's cost, since the inland transport is shorter and closer to the actual point/port where ocean containers are loaded.

In addition to being one of the largest less-than-containerload carriers in the world, CaroTrans also offers a full containerload service which is coordinated, quoted and booked through the Cherryville headquarters.

CaroTrans also provides its customers with E-Sea Sail, a state-of-the-art software package designed for international shipping. This revolutionary system allows the customer to obtain quick rate quotations, verify sailing schedules, obtain a copy of a booking and generate copies of ocean bills of lading. It is anticipated that in the near future, overseas offices and agents will have direct access to E-Sea Sail to electronically extract documents.

Overseas, CaroTrans is recognized as a leader in international shipping between North America and many worldwide destinations. CaroTrans maintains offices in Rotterdam, Holland; London and Liverpool, United Kingdom; Singapore and San Juan. These strategically located offices direct the operations and sales activities of the carefully selected agents within its geographic region.

Logistics Operations

The Complete Logistics Company

The Complete Logistics Company is a logistics organization dedicated to providing supply chain management to its customers, including such services as equipment leasing, logistics modeling, communications networks, warehouse management, consolidation and cross-dock facilities, computerized routing, and experienced drivers, dock workers, supervisors, and clerical staff. All services are controlled through an integrated computer system which allows Complete Logistics to administer all services provided in a seamless manner.

As an asset-based, third-party, single-source logistics company, Complete Logistics has the capability to manage and coordinate a customer's logistics resources to meet their competitive requirements. Complete Logistics listens carefully to a customer's needs and then offers a range of customized options designed to give the customers control over their costs and performance.
Once a customer has selected the services they want, Complete Logistics works closely with them to guarantee the smoothest possible transition. Ongoing success is ensured by maintaining constant communication and a close working partnership with the customer.


Innovative Logistics Incorporated

Innovative Logistics Incorporated is a management-based third party logistics service provider. ILI offers freight bill audit/payment and reporting, logistics modeling, inventory warehouse/in-transit control systems, and dynamic shipment rating and dispatch systems.

In addition, ILI provides transportation management services, EDI/systems management, and warehouse management services. As a licensed property broker and non-vessel operating common carrier, Innovative Logistics offers nationwide truckload and intermodal services and international full container services to its clients.

ILI supports its clients by performing logistics management services. ILI will identify and contract with qualified carriers and warehouse providers, manage their utilization and provide integrated logistics information systems.

ILI's mission is to (1) provide innovative and value-added services for clients who wish to outsource their transportation and warehousing operations, (2) establish long-term partnering relationships with clients to provide cost-effective and efficient services in a quality manner, and (3) work seamlessly with clients to the extent Innovative is viewed as another operating department within the client's organization.


Integrated Distribution, Inc.

Integrated Distribution is a logistics company that manages the flow of goods and related information. Integrated Distribution's services include truckload and large LTL transportation, customized handling, freight consolidation, contract and public warehousing, and logistics.

Transportation services are aimed at pickup and delivery of truckload and large LTL shipments. Integrated's trucks are equipped with satellite tracking and communications so that a customer always knows the location of their product. An in-house licensed brokerage service supplements the carrier operations.

Through its customized handling of a customer's product, Integrated Distribution adds value by cross-docking, building store-ready displays, making final assemblies, applying bar code and price labels, and packaging.

Integrated Distribution offers freight consolidation for membership clubs, grocery chains and distributors, and mass merchandisers. Integrated's program offers scheduled deliveries of LTL shipments with the economy of truckload rates.

Integrated Distribution locates warehouses in major distribution cities and supports EDI, bar codes, and RFID.

Logistics services include development and implementation of the optimal solution for a customer's distribution requirements using owned or subcontracted assets.

Tire Operations

Treadco, Inc.

Treadco is the nation's largest independent tire retreader for the trucking industry and the second largest commercial truck tire dealer. Treadco's revenues currently account for approximately 10% of the Company's consolidated revenues and are divided approximately 54% and 46% between retread sales and new tire sales, respectively. In 1995, Treadco sold approximately 633,000 retreaded truck tires and approximately 394,000 new tires.

After opening sales facilities in Fulton, Kentucky and Ft. Pierce, Florida during the first quarter of 1996, Treadco has a total of 51 locations positioned across the South, Southwest, lower Midwest and West. Treadco retreads truck tires at 28 production facilities located in Arizona, Arkansas, Florida, Georgia, Louisiana, Missouri, Nevada, Ohio, Oklahoma and Texas. The remaining 23 locations are sales facilities located in the states listed above as well as California, Kansas, Kentucky, Mississippi and Tennessee.

Retreading truck tires is significantly less expensive than buying new truck tires (about one-third of the cost) and retreaded tires generally last as long as new tires used in similar applications. Moreover, most tire casings can be retreaded one or two times. Treadco's average retail charge for retreading a customer's casing is approximately $85, compared to an average retail selling price of approximately $235 for a new tire. Treadco also sells retreads including casings not supplied by the customer for approximately $167 per tire. Since tire expenses are a significant operating cost for the trucking industry, many truck fleet operators develop comprehensive periodic tire replacement and retread management programs. On its weekly sales routes, Treadco picks up a fleet's casings and returns them the following week, thus providing a continuous supply of both retreads and new tires as needed. In order to fully service its customers, Treadco also sells new truck tires manufactured by Bridgestone, Michelin, General, Dunlop, Kumho, and other manufacturers. According to Bridgestone and Dunlop, Treadco is their largest domestic truck tire dealer, and according to Michelin, Treadco is one of its largest domestic truck tire dealers.

Precure Retread Process

In August 1995, Bandag, Treadco's tread rubber supplier and franchiser of the retreading process used by substantially all of Treadco's locations, announced that certain franchise agreements would not be renewed upon expiration in 1996. Bandag subsequently advised Treadco that unless Treadco uses the Bandag process exclusively, Bandag would not renew any of Treadco's franchise agreements when they expire.

In October 1995, Treadco announced it had reached an agreement with Oliver Rubber Company to be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. The agreement provides that Oliver will supply Treadco with retreading equipment and related materials for the eight production facilities whose Bandag franchises expire in 1996 and any other Treadco facilities which cease being a Bandag franchise.

Under the Oliver license agreements, Treadco will purchase from Oliver precured tread rubber and bonding cushion gum and PNEUFLEX tread rubber (collectively "Rubber Products"). Treadco's obligation to purchase Rubber Products from Oliver is subject to (i) Oliver's continuing to produce Rubber Products of no less quality and durability than it presently produces, and
(ii) Oliver's overall pricing program for Treadco.

Treadco converted its Little Rock (AR), Pine Bluff (AR), West Memphis (AR) and Phoenix (AZ) Bandag franchises to Oliver licensed facilities during the first quarter, 1996. Based on Treadco's current plans, all remaining Bandag franchises will convert to the Oliver process by the end of the third quarter, 1996.

Mold Cure Retread Process

On February 1, 1996, Treadco gained Bridgestone certification to produce and sell the ONCOR remanufactured tires at its St. Louis (MO) production facility. This is the first plant in the United States using Bridgestone's "ONCOR Tread Renewal System". However, the Bridgestone mold cure process has been used for many years outside the United States, predominately in Japan.

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

None of Treadco's customers for retreads and new tires, including ABF or other affiliates, represented more than 2% of Treadco's revenues for 1995. ABF accounted for approximately $2.6 million of Treadco's revenues in 1995 (1.8%), and has not accounted for more than 3% of Treadco's revenues in any of the last ten years. Treadco's customers are primarily mid-sized companies that maintain their own in-house trucking operations and rely on Treadco's expertise in servicing their tire management programs. Treadco markets its products through sales personnel located at each of its 28 production facilities and, in addition, through 23 sales locations. These sales locations are supplied with retreads by nearby Treadco production facilities. Treadco locates its production facilities and sales locations in close proximity to interstate highways and operates mobile service trucks to provide ready accessibility and convenience to its customers, particularly fleet owners.

Ownership

As of December 31, 1995, the Company's percentage ownership of Treadco was 45.7%, while retaining control of Treadco by reason of its stock ownership, board representation and provision of management services. As a result, Treadco is consolidated with the Company for financial reporting purposes, with the ownership interest of the other stockholders reflected as a minority interest.


Employees

At December 31, 1995, Treadco employed 746 full-time employees. Eleven employees at one Treadco facility are represented by a union. Treadco's management believes it enjoys a good relationship with its employees.

Carolina Breakdown Service, Inc.

Carolina Breakdown Service, Inc., ("CBS") is a third-party vehicle maintenance logistics company operating from a Cherryville, North Carolina base, with service capabilities in 48 contiguous states, Central and Eastern Canada. The CBS nationwide operation provides any and all necessary scheduled and unscheduled vehicle repairs and driver assistance to all classes and types of trucks, trailers, and combination units 24 hours a day, 7 days a week. In-house maintenance expertise and regimentation also allows for the additional business as a technical assistance provider to the OEM community, and through the use of strategic outsourcing via a qualified vendor network of over 53,000 nationwide, the operation handles over 79 service and technical calls a day from its client base of 492 trucking and OEM accounts. Carolina Breakdown Service, Inc., was incorporated in 1993 but derives its professional training from over four decades of experience having serviced equipment for Carolina Freight.

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. ABF stores some of its fuel for its trucks and tractors in approximately 188 underground tanks located in 34 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial condition.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1996 will not be material.

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

As of December 31, 1995, the Company has accrued approximately $1,700,000 to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

ITEM 2.   PROPERTIES

The Company owns its executive offices in Fort Smith, Arkansas.

LTL Motor Carrier Operations Segment

The ABF System currently operates out of 343 terminal facilities of which it owns 95, leases 61 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:

Owned:
     Sacramento, California
     Ellenwood, Georgia
     South Chicago, Illinois
     Asheville, North Carolina
     Dayton, Ohio
     Carlisle, Pennsylvania
     Dallas, Texas

Leased from affiliate, Transport Realty:
     North Little Rock, Arkansas
     Pico Rivera, California
     Denver, Colorado
     Springfield, Illinois
     Albuquerque, New Mexico

Leased from non-affiliated third party:
     Portland, Oregon
     Salt Lake City, Utah

G.I. Trucking currently operates out of 52 service centers of which it owns 13 facilities and leases the remainder from agents or non-affiliates.

Tire Operations Segment

Treadco currently operates from 51 locations. Treadco owns 17 production and 4 sales facilities and leases the remainder from non-affiliates.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1995.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Dividend Information
The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ABFS". The following table sets forth the high and low recorded last sale prices of the Common Stock during the periods indicated as reported by Nasdaq and the cash dividends declared:

                                                                    Cash
                                                High      Low     Dividend
1995
  First quarter                                $13.000   $10.500   $.01
  Second quarter                                11.500     7.938    .01
  Third quarter                                 13.875     8.500    .01
  Fourth quarter                                11.875     6.625    .01


1994
  First quarter                                $15.750   $12.625   $.01
  Second quarter                                13.375    10.125    .01
  Third quarter                                 14.375    11.375    .01
  Fourth quarter                                14.125    10.250    .01

At February 14, 1996, there were 19,515,758 shares of the Company's stock outstanding which were held by 835 shareholders of record and through approximately 5,500 nominee or street name accounts with brokers.
The declaration and payment of, and the timing, amount and form of future dividends on the Common Stock will be determined based on the Company's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant by the board of directors.

The Company's credit agreement limits the total amount of "restricted payments" that the Company may make, including dividends on its capital stock, to $6.5 million in any one calendar year. The annual dividend requirements on the Company's preferred stock issued February 3, 1993 (approximately $4.3 million) and dividends paid on the Common Stock at the quarterly rate of $.01 per share (approximately $0.8 million based on the current number of issued and outstanding shares) would aggregate dividends of approximately $5.1 million on an annual basis.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data - Five-Year Summary
                                                               Arkansas Best Corporation
                                                                 Year Ended December 31
                                                1995         1994         1993        1992         1991
                                                       ($ in thousands except per share amounts)
Statement of Operations Data:
   Operating revenues                        $1,437,279  $1,098,421   $1,009,918    $959,949     $884,498
   Operating income (loss)                      (23,459)     48,115       51,369      57,255       43,123
   Gain on sale of subsidiary stock                   -           -            -           -       14,141
   Minority interest in subsidiary                1,297       3,523        3,140       2,825          690
   Other expenses, net                            5,185         968          731       1,496        6,638
   Interest expense                              17,046       6,985        7,248      17,285       34,421
   Income (loss) before income taxes,
     extraordinary item and
     cumulative effect of
     accounting change                          (46,987)     36,639       40,250      35,649       15,515

   Provisions for income taxes                  (14,195)     17,932       19,278      16,894        7,763
   Income (loss) before extraordinary
     item and cumulative effect
     of accounting change                       (32,792)     18,707       20,972      18,755        7,752
   Extraordinary item (1)                             -           -         (661)    (15,975)        (515)
   Cumulative effect on prior
     years of change in revenue
     recognition method (2)                           -           -            -      (3,363)           -
   Net income (loss)                            (32,792)     18,707       20,311        (583)       7,237
   Income (loss) per common share
     before extraordinary item and
     cumulative effect of
     accounting change                            (1.90)        .74          .89         .99          .61

   Net income (loss) per common share             (1.90)        .74          .85        (.03)         .57
   Cash dividends paid per common share (3)         .04         .04          .04         .02            -

Pro Forma Data (4):
   Income (loss) before extraordinary item  $   (32,792) $   18,707   $   20,972    $ 18,755     $  8,253
     Income (loss) before extraordinary
       item per common share                      (1.90)        .74          .89         .99          .65
   Net income (loss)                            (32,792)     18,707       20,311       2,780        7,738
     Net income (loss) per common share           (1.90)        .74          .85         .15          .61















Selected Financial Data - Five-Year Summary (Continued)
                                                               Arkansas Best Corporation
                                                                 Year Ended December 31
                                                1995         1994         1993        1992         1991
                                                       ($ in thousands except per share amounts)
Balance Sheet Data
  (as of the end of the period):
   Total assets                                $985,837    $569,045     $447,733    $428,345     $447,098
   Current portion of long-term debt             26,634      65,161       15,239      28,348       34,995
   Long-term debt
      (including capital
      leases and excluding
      current portion)                          399,144      59,295       43,731     107,075      210,987
Other Data
   Capital expenditures (5)                    $ 74,808    $ 64,098     $ 33,160    $ 26,596     $ 19,369
   Depreciation and amortization                 46,627      28,087       28,266      34,473       39,755
   Goodwill amortization                          5,135       3,527        3,064       3,034        3,024
   Other amortization                             1,044         501          319         755        2,290

<F1>
(1) For 1993, represents an extraordinary charge of $661,000 (net of tax of $413,000) from the loss on extinguishment of debt. For 1992, represents an extraordinary charge of $15,975,000 (net of tax of $9,700,000) from the loss on extinguishment of debt in May 1992. For 1991, represents an extraordinary charge of $515,000 (net of tax of $320,000) from the loss on extinguishment of debt relating to the Treadco common stock offering in September 1991.
<F2>
(2) Represents a charge of $3,363,000 (net of tax of $2,100,000) to reflect the cumulative effect on prior years of the change in method of accounting for the recognition of revenue as required under the Financial Accounting Standards Board's Emerging Issues Task Force Ruling 91-9 ("EITF 91-9").
<F3>
(3) No cash dividends were paid by the Company from 1991 until the third quarter of 1992.
<F4>
(4) Assumes the change in accounting method for recognition of revenue as required under EITF 91-9 occurred January 1, 1991.
<F5>
(5) Net of equipment trade-ins. Does not include revenue equipment placed in service under operating leases, which amounted to $24.6 million in 1995, $24.8 million in 1993, $25.5 million in 1992, $15 million in 1991, and $5 million in 1990. There were no operating leases for revenue equipment entered into for 1994. See "Management's Discussion and Analysis-Liquidity and Capital Resources."
<F6>
(6) 1995 selected financial data is not comparative to the prior years' information due to the WorldWay Acquisition effective August 12, 1995. In conjunction with the WorldWay Acquisition, assets with a fair value of $309 million were acquired and liabilities of approximately $235 million were assumed. Approximately $134 million in revenues for the period from August 12, 1995 to December 31, 1995, are included in the 1995 consolidated statement of operations generated by subsidiaries acquired as part of the WorldWay Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, logistics and freight forwarding operations and truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and, effective September 30, 1994 Clipper Exxpress Company ("Clipper"). Also, effective August 12, 1995, pursuant to its acquisition of WorldWay Corporation ("WorldWay"), the Company owns Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics") and Innovative Logistics Incorporated ("ILI"). (See discussion below.)

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

On September 30, 1994, the Company consummated the purchase of all outstanding stock of the Clipper Group. Assets of approximately $26.2 million were acquired and liabilities of approximately $14.7 million were assumed. The Company's total purchase price was $60.9 million.

The Clipper acquisition has been accounted for under the purchase method, effective September 30, 1994. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $49.4 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation at a purchase price of $11 per share (the "Acquisition"). Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment shares of WorldWay validly tendered, representing approximately 91% of the shares outstanding. On October 12, 1995, the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash.

For financial statement purposes, the WorldWay Acquisition has been accounted for under the purchase method effective August 12, 1995. Consequently, the accompanying financial statements include the results of operations for WorldWay and its subsidiaries from August 12, 1995 through December 31, 1995. The allocation of the purchase cost in the accompanying financial statements is preliminary and subject to change. Final values may differ from those set forth in these financial statements, but differences are not expected to be material. Assets with a fair value of approximately $309 million were acquired and liabilities with a fair value of approximately $235 million were assumed. The Company's total purchase price was $76 million. Approximately $2 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

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

                                            Year Ended December 31
                                       1995          1994          1993
                                                ($ thousands)
OPERATING REVENUES
  LTL motor carrier operations      $1,088,416    $  918,663   $  893,504
  Forwarding operations                140,691        31,468            -
  Truckload motor carrier
    operations                          27,992             -            -
  Logistics operations                  31,699         7,514        2,890
  Tire operations                      145,127       138,665      111,585
  Other                                  3,354         2,111        1,939
                                    ----------    ----------    ---------
                                    $1,437,279    $1,098,421   $1,009,918
                                    ==========    ==========   ==========

OPERATING EXPENSES AND COSTS

LTL MOTOR CARRIER OPERATIONS
  Salaries and wages                $  779,453    $  613,187   $  594,213
  Supplies and expenses                120,439        96,210       99,146
  Operating taxes and licenses          45,906        35,928       35,152
  Insurance                             24,122        18,237       16,835
  Communications and utilities          26,776        22,639       23,680
  Depreciation and amortization         37,822        24,302       25,714
  Rents and purchased
    transportation                      76,823        67,550       53,192
  Other                                  8,219         4,298        3,779
  Other non-operating (net)              1,771           690          148
                                    ----------    ----------    ---------
                                     1,121,331       883,041      851,859

FORWARDING OPERATIONS
  Cost of services                     117,455        26,817            -
  Selling, administrative
    and general                         18,711         3,542            -
  Other non-operating (net)              1,705           414            -
                                    ----------    ----------    ---------
                                       137,871        30,773            -

TRUCKLOAD MOTOR CARRIER OPERATIONS
  Salaries and wages                     9,746             -            -
  Supplies and expenses                  4,530             -            -
  Operating taxes and licenses           2,571             -            -
  Insurance                                980             -            -
  Communications and utilities             420             -            -
  Depreciation and amortization          1,249             -            -
  Rents and purchased
    transportation                       5,348             -            -
  Other                                    108             -            -
  Other non-operating (net)                  9             -            -
                                    ----------    ----------   ----------
                                        24,961             -            -

LOGISTICS OPERATIONS
  Cost of services                      30,588         7,100        2,915
  Selling, administrative
    and general                          3,711         1,388          821
  Other non-operating (net)                 11            (6)         (12)
                                    ----------    ----------   ----------
                                        34,310         8,482        3,724

TIRE OPERATIONS
  Cost of sales                        108,686       100,909       79,718
  Selling, administrative
    and general                         31,642        26,206       21,522
  Other non-operating (net)                375           471          159
                                    ----------    ----------    ---------
                                       140,703       127,586      101,399

SERVICE AND OTHER                        6,747         1,392        2,298
                                    ----------    ----------    ---------
                                    $1,465,923    $1,051,274   $  959,280
                                    ==========    ==========    =========


OPERATING PROFIT (LOSS)
  LTL motor carrier operations      $  (32,915)   $   35,622   $   41,645
  Forwarding operations                  2,820           695            -
  Truckload motor carrier
    operations                           3,031             -            -
  Logistics operations                  (2,611)         (968)        (834)
  Tire operations                        4,424        11,079       10,186
  Other                                 (3,393)          719         (359)
                                    ----------    ----------   ----------
TOTAL OPERATING PROFIT (LOSS)          (28,644)       47,147       50,638
INTEREST EXPENSE                        17,046         6,985        7,248
MINORITY INTEREST                        1,297         3,523        3,140
                                    ----------    ----------   ----------
INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY ITEM      $  (46,987)   $   36,639   $   40,250
                                    ==========    ==========   ==========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the D.O.T.

                                              Year Ended December 31
                                             1995      1994      1993

LTL MOTOR CARRIER OPERATIONS
  Salaries and wages                         71.6%     66.7%     66.5%
  Supplies and expenses                      11.1      10.5      11.1
  Operating taxes and licenses                4.2       3.9       3.9
  Insurance                                   2.2       2.0       1.9
  Communications and utilities                2.5       2.5       2.7
  Depreciation and amortization               3.5       2.6       2.9
  Rents and purchased transportation          7.1       7.4       5.9
  Other                                       0.7       0.4       0.4
  Other non-operating (net)                   0.1       0.1       -
                                            -----     -----     -----
    Total LTL Motor Carrier Operations      103.0%     96.1%     95.3%
                                            =====     =====     =====
FORWARDING OPERATIONS
  Cost of services                           83.5%     85.2%      -
  Selling, administrative and general        13.3      11.3       -
  Other non-operating (net)                   1.2       1.3       -
                                            -----     -----     -----
    Total Forwarding Operations              98.0%     97.8%      -
                                            =====     =====     =====
TRUCKLOAD MOTOR CARRIER OPERATIONS
  Salaries and wages                         34.8%      -         -
  Supplies and expenses                      16.2       -         -
  Operating taxes and licenses                9.2       -         -
  Insurance                                   3.5       -         -
  Communications and utilities                1.5       -         -
  Depreciation and amortization               4.5       -         -
  Rents and purchased transportation         19.1       -         -
  Other                                       0.4       -         -
                                            -----     -----     -----
    Total Truckload Operations               89.2%      -         -
                                            =====     =====     =====
LOGISTICS OPERATIONS
  Cost of sales                              96.5%     94.5%    100.9%
  Selling, administrative and general        11.7      18.5      28.4
  Other non-operating (net)                   -        (0.1)     (0.4)
                                            -----     -----     -----
    Total Logistics Operations              108.2%    112.9%    128.9%
                                            =====     =====     =====
TIRE OPERATIONS
  Cost of sales                              74.9%     72.8%     71.5%
  Selling, administrative and general        21.8      18.9      19.3
  Other non-operating (net)                   0.3       0.3       0.1
                                            -----     -----     -----
    Total Tire Operations                    97.0%     92.0%     90.9%
                                            =====     =====     =====


OPERATING PROFIT
  LTL motor carrier operations               (3.0)%     3.9%      4.7%
  Forwarding operations                       2.0       2.2       -
  Truckload motor carrier operations         10.8       -         -
  Logistics operations                       (8.2)    (12.9)    (28.9)
  Tire operations                             3.0       8.0       9.1

Results of Operations

1995 as Compared to 1994

Consolidated revenues of the Company for 1995 were $1.4 billion compared to $1.1 billion for 1994. The Company had an operating loss of $28.6 million for 1995 compared to operating profit of $47.1 million for 1994. For 1995, the Company had a net loss of $32.8 million, or a loss of $1.90 per common share, compared to net income of $18.7 million, or $.74 per common share for 1994. Revenues for 1995 increased due to the Acquisition of WorldWay and the Acquisition adversely impacted operating results for the same period. For the period from August 12 to September 30, 1995, WorldWay incurred a consolidated after-tax net loss of $13.6 million and a pre-tax loss from operations of $20.4 million. The WorldWay loss is attributable to Carolina Freight and Red Arrow which as of September 24, 1995 were merged into ABF. Consolidated revenues and income for 1994 were adversely affected by the 24-day labor strike by the Teamsters' union employees of ABF in April 1994.

Earnings per common share for 1995 and 1994 give consideration to preferred stock dividends of $4.3 million. Average common shares outstanding for 1995 were 19.5 million shares compared to 19.4 million shares for 1994. Outstanding shares for 1995 and 1994 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and effective August 12, 1995 through G.I. Trucking.

Comparisons for 1995 were affected by the Acquisition of WorldWay in August 1995 and by the ABF Teamsters' employees strike in April 1994 (see discussion above). Therefore, comparisons of the results of operations for the LTL motor carrier operations segment are not meaningful and are not presented. As a result of the Acquisition of WorldWay, LTL motor carrier operations segment includes the results of Carolina Freight and Red Arrow for the period from August 12, 1995 to their merger into ABF on September 24, 1995.

Revenues from the LTL motor carrier operations segment for 1995 were $1.1 billion, with an operating loss of $32.9 million. Earnings at ABF were negatively affected by a slowing economy and increased pricing pressure which resulted in tonnage levels below Company expectations for 1995.

ABF retained less revenue from the merger of Carolina Freight and Red Arrow than was originally estimated, resulting in over-staffing and excess equipment. This shortfall in revenue was compounded by weakened shipper demand and continued price competition during the fourth quarter. The over-staffing resulted in increased salaries and wages expense while depreciation expense was higher because of the excess revenue equipment.

Effective with the merger, ABF inherited Carolina Freight's regional distribution terminal operations, which reconfigured the way freight flowed through ABF's terminal system. This reconfiguration created many operating inefficiencies in ABF's system. Labor dollars as a percent of revenue increased, empty miles increased and weight per trailer decreased, which all had an adverse impact on expenses.

ABF has implemented a combination of cost cutting and revenue raising measures to stem its operating losses. ABF has closed a number of regional distribution terminal operations which it inherited when Carolina Freight and Red Arrow were merged into ABF. These closings will realign ABF to its normal terminal system configuration. ABF implemented a 5.8% freight rate increase on January 1, 1996 and is in process of selling excess real estate and revenue equipment resulting from the Carolina Freight and Red Arrow merger.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees and will increase 3.8% annually effective April 1, 1996.

Forwarding Operations Segment. Effective September 30, 1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, forwarding operations. The Company's forwarding operations are conducted primarily through the Clipper Group, effective September 30, 1994, and CaroTrans, effective August 12, 1995.

Comparisons for 1995 were affected by the Acquisition of WorldWay in August 1995 and by the acquisition of the Clipper Group in September 1994. Therefore, comparisons of the results of operations for the forwarding operations segment are not meaningful and are not presented.

For 1995, the forwarding operations segment had revenues of $140.7 million with an operating profit of $2.8 million. Forwarding operations were adversely affected during 1995 by soft economic conditions.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the Acquisition of WorldWay, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

From August 12, 1995 to December 31, 1995, Cardinal had revenues of $28.0 million with an operating profit of $3.0 million. Cardinal's operations were adversely affected during 1995 by soft economic conditions.

Logistics Operations Segment. Effective August 12, 1995, with the Acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and effective August 12, 1995, through Complete Logistics and ILI.

For 1995, the logistics operations segment had operating revenues of $31.7 million with an operating loss of $2.6 million.

Tire Operations Segment. Treadco's revenues for 1995 increased 4.7% to $145.1 million from $138.7 million for 1994. For 1995, "same store" sales increased 2.4% and "new store" sales accounted for 2.7% of the increase from 1994. Same store sales include both production locations and satellite sales locations that have been in existence for the all of 1995 and 1994. Although a softer economy during the quarter slowed demand for both new replacement and retreaded truck tires, same store sales were higher primarily as a result of an increase in market share in the areas served. Treadco has seen increased competition as Bandag Incorporated ("Bandag") has granted additional franchises in some locations currently being served by Treadco. Revenues from retreading for 1995 increased 1.6% to $76.4 million from $75.2 million for 1994. Revenues from new tire sales increased 8.3% to $68.7 million for 1995 from $63.5 million for 1994.

Tire operations segment operating expenses as a percent of revenues were 97.0% for 1995 compared to 92.0% for 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 74.9% for 1995 from 72.8% for 1994. Bandag, Treadco's tread rubber supplier, implemented three price increases, totaling 9.6%, during 1994 and the beginning of 1995 which Treadco has been unsuccessful, so far, in fully passing along to our customers. Selling, administrative and general expenses for the tire operations segment increased to 21.8% for 1995 from 18.9% for 1994. The increase resulted primarily from an increase in bad debt expense, costs associated with employee medical benefits and data processing costs associated with the installation of a production and inventory control system.

In August 1995, Bandag, Treadco's tread rubber supplier and franchiser of the retreading process used by substantially all of Treadco's locations, announced that certain franchise agreements would not be renewed upon expiration in 1996. Bandag subsequently advised Treadco that unless Treadco uses the Bandag process exclusively, Bandag would not renew any of Treadco's franchise agreements when they expire.

In October 1995, Treadco announced it had reached an agreement for the Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. The agreement provides that Oliver will supply Treadco with retreading equipment and related materials for the eight production facilities whose Bandag franchises expire in 1996 and any other Treadco facilities which cease being a Bandag franchised location.

Treadco has converted its Little Rock (AR), Pine Bluff (AR), West Memphis
(AR) and Phoenix (AZ) Bandag franchises to Oliver licensed facilities. Based on Treadco's current plans, all remaining Bandag franchises will convert to the Oliver process by the end of the third quarter, 1996.

While the equipment removal and replacement is expected to cause temporary disruptions to Treadco's operations, it is not expected to have a significant impact on Treadco's ability to meet its customers' needs. However, Treadco's management believes its national account relationships have been and will continue to be negatively impacted as a result of Bandag's actions and the conversion from Bandag to Oliver. Also as a result of the conversion, Treadco continues to be targeted by other dealers in soliciting customers, causing margins to be under intense competitive pressure. Although the conversion will have a negative impact on the results of operations during the next 12 months, Treadco's management believes the Oliver process produces retreads of equal or better quality and durability than the Bandag process. After the transition period, Treadco's management believes Treadco will be in a better position to control its costs and deliver true value to its customers, while having unrestricted opportunities to expand into new markets.

Interest. Interest expense was $17.0 million for 1995 compared to $7.0 million for 1994 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred in the acquisition of WorldWay and debt incurred for working capital requirements during the fourth quarter of 1995. Also, the Company incurred additional debt in the latter part of 1994 in the acquisition of the Clipper Group and a term loan used to finance construction of the Company's corporate office building which was completed in 1995.

Income Taxes. The difference between the effective tax rate for 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note G to the consolidated financial statements).

At December 31, 1995, the Company had deferred tax assets of $45.6 million, net of a valuation allowance of $1.2 million, and deferred tax liabilities of $62.0 million. The Company believes that the benefits of the deferred tax assets of $45.6 million will be realized through the reduction of future taxable income.

Management has considered appropriate factors in assessing the probability of realizing these deferred tax assets. These factors include the deferred tax liabilities of $62.0 million and the presence of significant taxable income in 1993 and 1994 and the extended carryforward period for net operating losses included in deferred tax assets. The valuation allowance has been provided for the benefits of net operating loss carryovers in certain states where operations were affected by the merger of Carolina Freight into ABF.

Management intends to evaluate the realizability of deferred tax assets on a quarterly basis by assessing the need for any additional valuation allowance.

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

Motor Carrier Operations Segment. ABF's labor agreement with the International Brotherhood of Teamsters ("IBT") expired on March 31, 1994. On April 6, 1994, ABF's employees and 20 other carriers went on strike. On April 29, 1994, TMI and the IBT reached a tentative agreement on a new four-year contract. ABF Teamsters employees began returning to work at 12:01 a.m. on April 30, 1994. During the strike, the non-union employees of the Company were given an across-the-board pay reduction instead of having lay-offs. The 40% reduction in pay for the non-union employees during the strike amounted to approximately $3.3 million.

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

In order to explore alternatives to the Bandag process in some new geographical markets, Treadco opened a precure production facility in Las Vegas, Nevada, in the second quarter of 1995, which purchases its tread rubber from Hercules Tire and Rubber Co. Treadco has the option of purchasing tread rubber and supplies from other companies for the Las Vegas facility. The Company opened an additional retreading facility in the second half of 1995. This production facility is a mold cure retread facility. The facility uses tread rubber compounds provided by Bridgestone/Firestone, Inc. and Bridgestone/Firestone, Inc. provides technical support. The process produces quality retreads with the Bridgestone-Treadco name molded into the tread.

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

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 1.06:1 at December 31, 1995 compared to 0.83:1 at December 31, 1994. Net cash used by operating activities for 1995 was $66.2 million compared to net cash provided of $48.8 million in 1994. The decrease is due primarily to the net loss from operations, increase in receivables and reductions in assumed WorldWay accounts payable and accrued expenses.

On August 10, 1995 the Company entered into a $350 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 15 other participating banks. The Credit Agreement includes a $75 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

Term Loan and Revolving Credit advances bear interest at one of the following rates, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance bears an interest rate equal to the lesser of (i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime

Rate is equal to the greater of the prime rate offered by Societe Generale or the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization. Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At December 31, 1995, the average interest rate on the Credit Agreement was 7.6%. The Company pays a commitment fee at a rate per annum equal to the Applicable Margin on the unused amount of the Company's revolving credit commitment.

There were $203 million of Revolver Advances, $75 million of Term Advances and approximately $64.1 million of letters of credit outstanding at December 31, 1995. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, the Treadco common stock owned by the Company, and eligible receivables.

The Term Advances are payable in varying installments commencing in November
1996.

The Credit Agreement replaced a $150 million credit agreement with Societe Generale and a receivable purchase agreement with Renaissance Funding Corp. and Societe Generale which allowed ABF to sell to Renaissance Funding Corp. an interest in up to $55 million in a pool of receivables.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of December 31, 1995, the Company was not in compliance with certain covenants relating to financial tests. On
February 21, 1996, the Company obtained an amendment to the credit agreement which revised the agreement so that the Company is now in compliance with all covenants. Under the amended credit agreement, the Company has pledged substantially all revenue equipment and real property not already pledged under other debt obligations or capital leases.

The amendment also revised the maturity schedule of the term loan agreement to revise the loans to be paid off in graduated principal installments through August 1998. The current portion of long-term debt and the five year maturity schedule reflected in the consolidated financial statements have been revised to reflect the amended repayment schedule. The amendment also requires that net proceeds received from certain asset sales be applied against the term loan balance.

Also, on February 21, 1996, the Company obtained an additional credit agreement which provides for borrowings of up to $30 million. This agreement bears interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement in the case of prime rate advances, or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement in the care of Eurodollar rate advances. The maturity date of this agreement is March 31, 1997. This agreement contains covenants that are substantially the same as the covenants contained in the primary credit agreement.

The Company assumed the Subordinated Debentures of WorldWay which were issued in April 1986. The debentures bear interest at 6.25% per annum, payable semi-annually, on a par value of $50,000,000. The debentures are payable April 15, 2011. The Company may redeem the debentures at a price of 101.25% declining to 100% at April 15, 1996. The Company is required to redeem through a mandatory sinking fund commencing before April 15, in each of the years from 1997 to 2010, an amount in cash sufficient to redeem $2,500,000 annually of the aggregate principal amount of the debentures issued.

The Company entered into a ten-year, $20 million general office term loan agreement dated as of April 25, 1994 with NationsBank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement were used to finance the construction of the Company's new corporate office building which was completed in February 1995. Amounts borrowed under the agreement bear interest at 8.07% quarterly, with installments of $500,000 plus interest due through July 2004.

TREADCO is a party to a revolving credit facility with Societe Generale (the "TREADCO Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the TREADCO Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at TREADCO's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1995, the interest rate was 7.1%. At December 31, 1995, TREADCO had $10 million outstanding under the Revolving Credit Agreement. The TREADCO credit agreement is payable in September 1998. TREADCO pays a commitment fee of 3/8% on the unused amount under the TREADCO Credit Agreement.

The TREADCO Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring TREADCO to meet certain financial tests which have been met.

The Company is a party to an interest rate cap arrangement to reduce the impact of increases in interest rates on its floating-rate long-term debt. The Company will be reimbursed for the difference in interest rates if the LIBOR rate exceeds a fixed rate of 9 3/4% applied to notional amounts, as defined in the contract, ranging from $40 million as of December 31, 1995 to $2.5 million as of October 1999. As of December 31, 1995 and 1994, the LIBOR rate was 5.5% and 6.5%, respectively; therefore, no amounts were due to the Company under this arrangement. In the event that amounts are due under this agreement in the future, the payments to be received would be recognized as a reduction of interest expense (the accrual accounting method). Fees totaling $385,000 were paid in 1994 to enter into this arrangement. These fees are included in other assets and are being amortized to interest expense over the life of the contract.

The following table sets forth the Company's historical capital expenditures (net of equipment trade-ins) for the periods indicated below:

                                             Year Ended December 31
                                           1995       1994      1993
                                                  ($ millions)

LTL motor carrier operations             $ 75.0      $44.2      $48.6
Forwarding operations                       0.4        -          -
Truckload motor carrier operations          2.1        -          -
Logistics operations                        5.3        -          -
Tire operations                             4.5        4.3        6.1
Service and other                          12.1       15.6        3.3
                                         ------     ------     ------
                                           99.4       64.1       58.0
  Less:  Operating leases                 (24.6)       -        (24.8)
                                         ------     ------     ------
Total                                    $ 74.8      $64.1      $33.2
                                         ======     ======     ======

The amounts presented in the table under operating leases reflect the estimated purchase price of the equipment had the Company purchased the equipment versus financing through operating lease transactions.

In 1996, the Company anticipates spending approximately $33 million in total capital expenditures net of proceeds from equipment sales. Of the $33 million, Treadco is budgeted for $13 million of expenditures for retreading equipment and facilities. ABF is budgeted for approximately $18.3 million to be used primarily for terminal facilities and Cardinal has $1.7 million budgeted for revenue equipment purchases.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and the Treadco Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

Seasonality

The LTL and truckload motor carrier segment is affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Forwarding operations are similar to the LTL and truckload segments with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last six months of the calendar year generally having the highest levels of sales.

Environmental Matters

ABF stores some fuel for its tractors and trucks in approximately 188 underground tanks located in 34 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United State Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of December 31, 1995, the Company has accrued approximately $1,700,000 to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1996, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Options/SAR Grants Table," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plan," "Termination of Employment Agreements" and the paragraph concerning directors compensation in the section entitled "Board of Directors and Committees" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1996, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1996, sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's proxy statement for the annual meeting of stockholders to be held on May 9, 1996, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

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

     (a)(3)    Exhibits
               The exhibits filed with this report are listed in the
               Exhibit Index which is submitted as a separate section of this report.

     (b)       Reports on Form 8-K
               Form 8-K/A No. 1 dated October 13, 1995
                Item 7. Financial Statements and Exhibits -- Financial statements of WorldWay Corporation and pro forma financial information to be filed under cover of Form 8-K/A on October 25, 1995.

               Form 8-K/A No. 1 dated October 25, 1995
                Item 7. Financial Statements and Exhibits -- Audited financial statements of WorldWay Corporation for the years then ended December 31, 1994 and 1993. Unaudited financial statements of WorldWay Corporation for the twenty-four weeks ended June 17, 1995 and June 18, 1994. Pro forma condensed consolidated statements of operations for the year ended December 31, 1994 and the six months ended June 30, 1995 and the pro forma condensed consolidated balance sheet as of June 30, 1995.

               Form 8-K dated February 28, 1996
                Item 5. On February 21, 1996, Arkansas Best Corporation's (the "Company") existing Credit Agreement with Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, Nations of Texas, N.A., as Documentation Agent, and certain other banks was amended and restated. Also, on February 21, 1996, the Company entered into a $30,000,000 Credit Agreement with Societe Generale Southwest Agency as Agent and certain other banks.

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

                                        ARKANSAS BEST CORPORATION

                                        By:	 /s/Donald L. Neal
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


      Signature                        Title                      Date
      ---------                        -----                      ----

/s/William A. Marquard        Chairman of the Board, Director    3/24/96
----------------------------                                     -------
William A. Marquard


/s/Robert A. Young, III       Director, Chief Executive Officer  3/28/96
----------------------------  and President (Principal           -------
Robert A. Young, III          Executive Officer)


/s/Donald L. Neal             Senior Vice President - Chief      3/28/96
----------------------------  Financial Officer (Principal       -------
Donald L. Neal                Financial and Accounting Officer)

/s/Frank Edelstein            Director                           3/27/96
----------------------------                                     -------
Frank Edelstein

/s/Arthur J. Fritz            Director                           3/25/96
----------------------------                                     -------
Arthur J. Fritz

/s/John H. Morris             Director                           3/25/96
----------------------------                                     -------
John H. Morris

/s/Alan J. Zakon              Director                           3/27/96
----------------------------                                     -------
Alan J. Zakon

                         ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                              CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1995

                          ARKANSAS BEST CORPORATION

                            FORT SMITH, ARKANSAS

                     FORM 10-K -- ITEM 14(a)(1) and (2)
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          ARKANSAS BEST CORPORATION


The following consolidated financial statements of Arkansas Best Corporation are included in Item 8:

     Consolidated Balance Sheets -- December 31, 1995 and 1994

     Consolidated Statements of Operations -- Years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






Shareholders and Board of Directors
Arkansas Best Corporation



We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


Little Rock, Arkansas
February 21, 1996

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                                      1995          1994
                                                        ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 16,945     $   3,458
  Receivables
     Trade, less allowances for
       doubtful accounts (1995 --$19,403,000;
       1994 -- $2,825,000)                            186,273       127,206
     Other                                             18,923         8,938
  Inventories -- Notes D and E                         36,850        32,463
  Prepaid expenses                                     13,927        13,734
  Deferred income taxes                                32,080             -
  Federal and state income taxes                       17,489             -
                                                     --------      --------
     TOTAL CURRENT ASSETS                             322,487       185,799




PROPERTY, PLANT AND EQUIPMENT --
 (Notes C and E)
  Land and structures                                 228,706       110,424
  Revenue equipment                                   285,045       200,250
  Manufacturing equipment                               8,289         7,467
  Service, office and other equipment                  65,474        40,516
  Leasehold improvements                               10,631         9,421
  Construction in progress                                 44        13,939
                                                     --------      --------
                                                      598,189       382,017
  Less allowances for depreciation
     and amortization                                (190,906)     (166,436)
                                                     --------      --------
                                                      407,283       215,581



OTHER ASSETS
  Assets held for sale (Notes B and E)                 39,937             -
  Nonoperating property (Note E)                       17,173         2,026
  Pension asset (Note K)                               32,380         5,331
  Goodwill, less amortization (1995 --
     $24,027,000; 1994 -- $19,794,000) --
     Notes B and C                                    145,478       151,960
  Other                                                21,099         8,348
                                                     --------      --------
                                                      256,067       167,665
                                                     --------      --------
                                                     $985,837     $ 569,045
                                                     ========      ========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         December 31
                                                      1995          1994
                                                        ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                     $      -     $   5,989
  Bank drafts payable                                  12,999        10,779
  Trade accounts payable                               74,998        49,368
  Accrued expenses -- Note F                          188,708        82,157
  Federal and state income taxes -- Note G                  -         5,786
  Deferred income taxes - Note G                            -         4,159
  Current portion of long-term debt -- Note E          26,634        65,161
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                        303,339       223,399


LONG-TERM DEBT, less current portion -- Note E        399,144        59,295
OTHER LIABILITIES                                      18,665         5,915
DEFERRED INCOME TAXES -- Note G                        48,560        28,842
MINORITY INTEREST -- Note B                            38,265        34,989


SHAREHOLDERS' EQUITY -- Notes A, H and P
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     and outstanding 1,495,000 shares                      15            15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1995: 19,519,061 shares; 1994:
     19,513,708 shares                                    195           195
  Additional paid-in capital                          207,807       207,636
  Predecessor basis adjustment -- Note H              (15,371)      (15,371)
  Retained earnings (deficit)                         (14,782)       24,130
                                                     --------      --------
     TOTAL SHAREHOLDERS' EQUITY                       177,864       216,605

COMMITMENTS AND CONTINGENCIES --
  (Notes I, J, K and P)
                                                     --------      --------


                                                     $985,837      $569,045
                                                     ========      ========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Year Ended December 31
                                      1995           1994           1993
                                     ($ thousands, except per share data)
OPERATING REVENUES -- Note B
  Less than truckload motor
   carrier operations              $1,088,416     $  918,663     $  893,504
  Truckload motor carrier
   operations                          27,992              -              -
  Forwarding operations               140,691         31,468              -
  Logistics operations                 31,699          7,514          2,890
  Tire operations                     145,127        138,665        111,585
  Service and other                     3,354          2,111          1,939
                                    ---------      ---------      ---------
                                    1,437,279      1,098,421      1,009,918

OPERATING EXPENSES AND
 COSTS -- Notes B and L
  Less than truckload
   carrier operations               1,119,560        882,351        851,711
  Truckload motor carrier
   operations                          24,952              -              -
  Forwarding operations               136,166         30,359              -
Logistics operations                   34,299          8,488          3,736
  Tire operations                     140,328        127,115        101,240
  Service and other                     5,433          1,993          1,862
                                    ---------      ---------      ---------
                                    1,460,738      1,050,306        958,549
                                    ---------      ---------      ---------

OPERATING INCOME (LOSS)               (23,459)        48,115         51,369

OTHER INCOME (EXPENSE)
  Gains on asset sales                  3,194          2,168          2,509
  Interest                            (17,046)        (6,985)        (7,248)
  Minority interest in
     subsidiary -- Note A              (1,297)        (3,523)        (3,140)
  Other, net                           (8,379)        (3,136)        (3,240)
                                    ---------      ---------      ---------
                                      (23,528)       (11,476)       (11,119)

INCOME (LOSS) BEFORE INCOME
  TAXES AND EXTRAORDINARY
  ITEM                                (46,987)        36,639         40,250

FEDERAL AND STATE INCOME
  TAXES (CREDIT) --
  Note G
     Current                           (5,200)        14,743         21,386
     Deferred                          (8,995)         3,189         (2,108)
                                     ---------     ---------      ---------
                                      (14,195)        17,932         19,278



ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                            Year Ended December 31
                                      1995           1994           1993
                                     ($ thousands, except per share data)

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM               $ (32,792)     $   18,707     $   20,972

EXTRAORDINARY ITEM -- Note H
  Loss on extinguishments
     of debt                                -              -           (661)

                                    ---------      ---------      ---------

NET INCOME (LOSS)                  $  (32,792)    $   18,707     $   20,311
                                    =========      =========      =========

PER COMMON SHARE --
 Notes C and H
  Income before extraordinary
     item                          $    (1.90)    $      .74     $      .89
  Extraordinary item                     -              -              (.04)
                                    ---------      ---------      ---------
  Net income (loss)                $    (1.90)    $      .74     $      .85
                                    =========      =========      =========
CASH DIVIDENDS PAID PER
  COMMON SHARE                     $      .04     $      .04     $      .04
                                    =========      =========      =========
AVERAGE COMMON SHARES
  OUTSTANDING -- Note C            19,520,756     19,351,796     19,193,582
                                   ==========     ==========     ==========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        Additional    Stock Payable  Predecessor   Retained
                                   Preferred  Common     Paid-In       to Employee      Basis      Earnings
                                     Stock    Stock      Capital      Benefit Plans   Adjustment  (Deficit)
                                                                      ($ thousands)

Balances at January 1, 1993           $ -     $ 191     $ 133,279        $   701       $(15,371)    $(5,149)
  Net income                            -         -             -              -              -      20,311
  Issuance of common stock to
   employee benefit plans --
   Note K                               -         1         1,299           (701)             -           -
  Stock payable to employee
   benefit plans                        -         -             -            205              -           -
  Issuance of preferred
   stock -- Note H                     15         -        71,879              -              -           -
  Dividends paid                        -         -             -              -              -      (4,670)
                                      ---      ----      --------         ------       --------     -------
Balances at December 31, 1993          15       192       206,457            205        (15,371)     10,492
  Net income                                                                                         18,707
  Issuance of common stock to
   employee benefit plans               -         -           205           (205)             -           -
  Stock options exercised               -         -            36              -              -           -
  Acquisition of Traveller
   Group -- Note B                      -         3           938              -              -           -
  Dividends paid                        -         -             -              -              -      (5,069)
                                      ---     -----      --------         ------       --------     -------
Balances at December 31, 1994          15       195       207,636              -        (15,371)     24,130
Net loss                                                                                            (32,792)
  Stock options exercised               -         -           171              -              -
  Dividends paid                        -         -             -              -              -      (5,079)
  Adjustment to recognize
   minimum pension liability
   -- Note K                            -         -             -              -              -      (1,041)
                                      ---     -----     ---------        -------       --------    --------
Balances at December 31, 1995         $15     $ 195     $ 207,807        $     -       $(15,371)   $(14,782)
                                      ===     =====      ========        =======       ========    ========

<F1>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Year Ended December 31
                                           1995        1994          1993
                                                  ($ thousands)
OPERATING ACTIVITIES
  Net income (loss)                     $(32,792)    $ 18,707     $  20,311
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Loss on extinguishments of debt           -            -           661
     Depreciation and amortization        46,627       28,087        28,266
     Amortization of intangibles           5,135        3,527         3,064
     Other amortization                    1,044          501           319
     Contribution of stock to
      employee benefit plans                   -            -           804
     Provision for losses on
      accounts receivable                  4,185        2,070         1,902
     Provision for deferred
      income taxes                        (8,995)       3,189        (2,108)
     Gain on asset sales                  (3,194)      (2,168)       (2,509)
     Loss on write-down of
      intangible assets                    2,076            -             -
     Minority interest in subsidiary       1,297        3,773         3,390
     Changes in operating
      assets and liabilities,
      net of acquisitions:
       Receivables                       (23,795)     (15,312)      (14,152)
       Inventories and
        prepaid expenses                   3,529       (6,428)       (5,985)
       Other assets                      (13,827)      (1,566)        1,822
       Trade accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities            (47,514)      14,373          (193)
                                        --------     --------      --------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                    (66,224)      48,753        35,592

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases               (49,690)     (47,298)      (13,692)
  Proceeds from asset sales               15,748        7,841        10,839
  Acquisition of WorldWay
   Corporation, net of cash
   acquired -- Note B                    (81,482)           -             -
  Acquisition of the Clipper
   Group, net of cash acquired --
   Note B                                    (84)     (49,556)            -
  Acquisition of Trans-World
   Tire Corp.                                  -            -        (2,500)
                                        --------     --------      --------
NET CASH USED BY
INVESTING ACTIVITIES                    (115,508)     (89,013)       (5,353)

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              Year Ended December 31
                                           1995        1994          1993
                                                  ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs
   and expenses incurred in
   borrowing activities                 $ (4,578)    $   (147)    $     (47)
  Proceeds from receivables
   purchase agreement                          -       56,000             -
  Payments under receivables
   purchase agreement                    (40,000)     (16,000)            -
  Borrowings under revolving
   credit and term loan facilities       313,275       54,000        35,000
  Principal payments under revolving
   credit and term loan facilities       (30,275)     (39,000)      (98,000)
  Net proceeds from the
   issuance of common stock                  171           37             -
  Net proceeds from the
   issuance of preferred stock                 -            -        71,894
  Principal payments on other
   long-term debt and capital leases     (31,844)     (18,616)      (33,203)
  Dividends paid to minority
   shareholders of subsidiary               (462)        (438)         (432)
  Dividends paid                          (5,079)      (5,069)       (4,133)
  Net increase (decrease) in
   bank overdraft                         (5,989)       5,989             -
                                        --------     --------      --------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                    195,219       36,756       (28,921)
                                        --------     --------      --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         13,487       (3,504)        1,318
  Cash and cash equivalents
   at beginning of year                    3,458        6,962         5,644
                                        --------     --------      --------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                         $ 16,945     $  3,458     $   6,962
                                        ========     ========      ========

<F1>
See notes to consolidated financial statements.












ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier, freight forwarding operations and truck tire retreading and sales (see Note M).
Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc.
("TREADCO"), and Clipper Exxpress Company and related companies (the "Clipper
Group") and, effective August 12, 1995, WorldWay Corporation ("WorldWay")
(see Note B).  The principal subsidiaries of WorldWay include Carolina
Freight Carriers Corp., which was merged into ABF on September 25, 1995,
Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I.
Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete
Logistics Company ("Complete Logistics") and Innovative Logistics
Incorporated ("Innovative Logistics").

As of December 31, 1995, the Company's percentage ownership of TREADCO was 46%. The Company's consolidated financial statements reflect full consolidation of the accounts of TREADCO, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls TREADCO through stock ownership, board representation and management services provided under a transition services agreement.

Summarized condensed financial information for TREADCO is as follows:

                                                         December 31
                                                      1995           1994
                                                        ($ thousands)

Current assets                                     $  61,615      $  58,187
Property, plant and equipment, net                    16,339         15,723
Other assets                                          15,081         15,673
                                                    --------       --------
  Total assets                                     $  93,035      $  89,583
                                                    ========       ========

Current liabilities                                $  16,737      $  20,822
Long-term debt and other                              10,280          4,323
Stockholders' equity                                  66,018         64,438
                                                    --------       --------
  Total liabilities and stockholders' equity       $  93,035      $  89,583
                                                    ========       ========

                                       1995           1994           1993
                                                ($ thousands)

Sales                               $ 147,906      $ 140,678      $ 113,277
Operating expenses and costs          143,382        129,625        103,671
Interest expense                          510            270            195
Other (income) expense                    (88)             9           (252)
Income taxes                            1,711          4,265          3,832
                                     --------       --------       --------
Net income                          $   2,391      $   6,509      $   5,831
                                     ========       ========       ========


NOTE B - ACQUISITIONS

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a purchase price of $11 per share (the "Acquisition"). Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment shares of WorldWay validly tendered, representing approximately 91% of the shares outstanding. On October 12, 1995, the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash.

For financial statement purposes, the Worldway Acquisition has been accounted for under the purchase method effective August 12, 1995. Consequently, the accompanying financial statements include the results of operations for WorldWay and its subsidiaries from August 12, 1995 through December 31, 1995. The allocation of the purchase cost in the accompanying financial statements is preliminary and subject to change. Final values may differ from those set forth in these financial statements, but differences are not expected to be material. Assets with a fair value of approximately $309 million were acquired and liabilities with a fair value of approximately $235 million were assumed. The Company's total purchase price was $76 million. Approximately $2 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

On September 30, 1994, the Company consummated the purchase of all outstanding stock of the Clipper Group pursuant to a stock purchase agreement entered into on August 18, 1994. Assets of approximately $26.2 million were acquired and liabilities of approximately $14.7 million were assumed. The Company's total purchase price was $60.9 million.

The Clipper acquisition has been accounted for under the purchase method, effective September 30, 1994, with operations of Clipper included for the three-month period ended December 31, 1994. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $49.4 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

On October 12, 1994, the Company issued 310,191 shares of common stock for all of the outstanding stock of Traveller Enterprises and subsidiaries and Commercial Warehouse Company, collectively (the "Traveller Group"). The acquisition of the Traveller Group has been accounted for as a pooling of interests. The Traveller Group's operations are not material to the Company's consolidated financial statements for any period; therefore, financial statements for periods prior to the merger have not been restated, and the financial statements include operations of the Traveller Group from the date of the combination.

Pro forma unaudited information (as if the Clipper Group and Traveller Group acquisitions were completed at the beginning of 1993 and the WorldWay acquisition was completed at the beginning of 1994) for 1995, 1994 and 1993 is as follows:

                                      1995           1994           1993
                                      (thousands, except per share data)

Operating revenues                 $1,921,432     $2,144,994     $1,149,627
Operating expenses                  2,007,421      2,059,351      1,094,340
                                   ----------     ----------     ----------
                                      (85,989)        85,643         55,287
Interest expense, net                  24,769         21,451         10,602
Minority interest
 in subsidiary                          1,297          3,523          3,140
Other expense, net                     24,069          8,687          2,331
Provision for income taxes
  (credit)                            (46,879)        24,960         18,874
                                   -----------    ----------      ---------
Income (loss) before
extraordinary item                 $  (89,245)    $   27,022     $   20,340
                                   ===========     =========     ==========
Earnings (loss) per common share
 before extraordinary item         $    (4.79)    $     1.16      $     .84
                                   ===========    ==========     ==========
Average common shares outstanding      19,544         19,662         19,504
                                   ===========    ==========     ==========

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

Concentration of Credit Risk: The Company's services are provided primarily to customers throughout the United States and Canada, with additional customers in foreign countries served by CaroTrans International, Inc. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management's expectations.

Inventories: Inventories, which consist primarily of new tires and retread tires and supplies used in Treadco's business, are stated at the lower of cost (first-in, first-out basis) or market.

Property, Plant and Equipment: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, such property is depreciated principally by the straight-line method, using the following lives: structures -- 15 to 30 years; revenue equipment -- 3 to 7 years, manufacturing equipment -- 5 to 8 years; other equipment -- 3 to 10 years; and leasehold improvements -- 4 to 10 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of the book value of revenue equipment traded are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service.

Assets Held for Sale: Assets held for sale represents primarily non-operating freight terminals and other properties, a portion of which were acquired as a result of the WorldWay acquisition (Note B), which are carried at the lower of net book value or estimated net realizable value. Also included in assets held for sale are properties of the Company which are being replaced by WorldWay facilities. The Company recorded a writedown of $2.1 million to net realizable value for the Company properties being replaced. Assets held for sale includes $4.9 million in goodwill that was specifically identifiable to certain properties being sold.

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

Income Taxes: Deferred income taxes are accounted for under the liability method. Deferred income taxes relate principally to asset and liability basis differences arising from a 1988 purchase transaction, to the timing of the depreciation and cost recovery deductions previously described and to temporary differences in the recognition of certain revenues and expenses of carrier operations.

Revenue Recognition: Motor carrier revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. Revenue for other segments is recognized generally at the point when goods or services are provided to the customers.

Earnings (Loss) Per Share: The calculation of earnings (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the applicable period. The calculation reduces income available to common shareholders by preferred stock dividends paid or accrued during the period.

Compensation to Employees: Stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company plans to continue to use this method.

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

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis with actual testing at some sites, and records a liability at the time when it is probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. (See Note J)

Derivative Financial Instruments: The Company enters into interest-rate swap agreements and interest-rate cap agreements that are designed to modify the interest characteristic of outstanding debt or limit exposure to increasing interest rates. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued liabilities or other receivables.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Recent Accounting Pronouncement: The Company plans to adopt Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations will be based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal will be carried at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 will be applied prospectively from the date of adoption and, based on current circumstances, management does not believe the effect of adoption will be material.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE D - INVENTORIES

                                                         December 31
                                                      1995           1994
                                                        ($ thousands)

Finished goods                                     $  25,579      $  22,764
Materials                                              7,621          7,487
Repair parts, supplies and other                       3,650          2,212
                                                    --------       --------
                                                   $  36,850      $  32,463
                                                    ========       ========

NOTE E - LONG-TERM DEBT AND CREDIT AGREEMENTS

                                                         December 31
                                                      1995           1994
                                                        ($ thousands)

Revolving Credit and Term Loan Facility (1)        $ 278,000      $       -
Receivables Purchase Agreement (1)                         -         40,000
Subordinated Debentures (2)                           47,016              -
General Office Agreement (3)                          17,000         19,000
Treadco Credit Agreement (4)                          10,000          3,000
Capitalized lease obligations (5)                     68,303         51,060
Other                                                  5,459         11,396
                                                    --------       --------
                                                     425,778        124,456
Less current portion                                  26,634         65,161
                                                    --------       --------
                                                   $ 399,144      $  59,295
                                                    ========       ========

(1) On August 10, 1995 the Company entered into a $350 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 15 other participating banks. The Credit Agreement includes a $75 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

Term Loan and Revolving Credit advances bear interest at one of the following rates, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance bears an interest rate equal to the lesser of (i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale or the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization. Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At December 31, 1995, the average interest rate on the Credit Agreement was 7.6%.

There were $203 million of Revolver Advances, $75 million of Term Advances and approximately $64.1 million of letters of credit outstanding at December 31, 1995. The Revolver Advances are payable on August 11, 1998. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, the Treadco common stock owned by the Company, and eligible receivables.

The Term Advances are payable in varying installments commencing in November
1996.

The Credit Agreement replaced a $150 million credit agreement with Societe Generale and a receivable purchase agreement with Renaissance Funding Corp. and Societe Generale which allowed ABF to sell to Renaissance Funding Corp. an interest in up to $55 million in a pool of receivables.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of December 31, 1995, the Company was not in compliance with certain covenants relating to financial tests. On
February 21, 1996, the Company obtained an amendment to the credit agreement which revised the agreement so that the Company is now in compliance with all covenants. Under the amended credit agreement, the Company has pledged substantially all revenue equipment and real property not already pledged under other debt obligations or capital leases.

The amendment also revised the maturity schedule of the term loan agreement to revise the loans to be paid off in graduated principal installments through August 1998. The current portion of long-term debt and the five year maturity schedule reflected in the consolidated financial statements have been revised to reflect the amended repayment schedule. The amendment also requires that net proceeds received from certain asset sales be applied against the term loan balance.

Also, on February 21, 1996, the Company obtained an additional credit agreement which provides for borrowings of up to $30 million. This agreement bears interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement in the case of prime rate advances, or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement in the care of Eurodollar rate advances. The maturity date of this agreement is March 31, 1997. This agreement contains covenants that are substantially the same as the covenants contained in the primary credit agreement.

(2) The Subordinated Debentures were issued in April 1986 by WorldWay. The debentures bear interest at 6.25% per annum, payable semi-annually, on a par value of $50,000,000. The debentures are payable April 15, 2011. The Company may redeem the debentures at a price of 101.25% declining to 100% at April 15, 1996. The Company is required to redeem through a mandatory sinking fund commencing before April 15, in each of the years from 1997 to 2010, an amount in cash sufficient to redeem $2,500,000 of the aggregate principal amount of the debentures issued.

(3) The Company entered into a ten-year, $20 million general office term loan agreement dated as of April 25, 1994 with NationsBank of Texas, N.A., as agent, and Societe Generale Southwest Agency. The proceeds from the agreement were used to finance the construction of the Company's new corporate office building which was completed in February 1995. Amounts borrowed under the agreement bear interest at 8.07% quarterly, with installments of $500,000 plus interest due through July 2004.

(4) TREADCO is a party to a revolving credit facility with Societe Generale (the "TREADCO Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the TREADCO Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at TREADCO's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1995, the interest rate was 7.1%. At December 31, 1995, TREADCO had $10 million outstanding under the Revolving Credit Agreement. The TREADCO credit agreement is payable in September 1998. TREADCO pays a commitment fee of 3/8% on the unused amount under the TREADCO Credit Agreement.

The TREADCO Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring TREADCO to meet certain financial tests which have been met.

(5) Includes approximately $57,730,000 relative to leases of carrier revenue equipment with an aggregate net book value of approximately $57,451,000 at December 31, 1995. These leases have a weighted average interest rate of approximately 6.9%. Also includes approximately $10,573,000 relative to leases of computer equipment, various terminals, and a data processing building expansion, financed by Industrial Revenue Bond Issues, with a weighted average interest rate of approximately 7.6%. The net book value of the related assets was approximately $27,772,000 at December 31, 1995.

Annual maturities on long-term debt, excluding capitalized lease obligations (see Note I), in 1996 through 2000 aggregate approximately $9,646,000; $42,795,000; $250,733,000; $5,035,000; and $5,014,000, respectively.

Interest paid, net of interest capitalized, was $21,986,000 in 1995, $6,656,000 in 1994, and $7,226,000 in 1993. Interest capitalized totaled $230,000 and $582,000 in 1995 and 1994, respectively.

The Company is a party to an interest rate cap arrangement to reduce the impact of increases in interest rates on its floating-rate long-term debt. The Company will be reimbursed for the difference in interest rates if the LIBOR rate exceeds a fixed rate of 9 3/4% applied to notional amounts, as defined in the contract, ranging from $40 million as of December 31, 1995 to $2.5 million as of October 1999. As of December 31, 1995 and 1994, the LIBOR rate was 5.5% and 6.5%, respectively; therefore, no amounts were due to the Company under this arrangement. In the event that amounts are due under this agreement in the future, the payments to be received would be recognized as a reduction of interest expense (the accrual accounting method). Fees totaling $385,000 were paid in 1994 to enter into this arrangement. These fees are included in other assets and are being amortized to interest expense over the life of the contract.

A subsidiary of the Company is party to an interest rate exchange agreement with Citibank, with a notional amount of $3,260,000 as of December 31, 1995, that is used to convert the variable interest rate on bonds to a fixed rate of interest. The terms of the agreement require the Company to pay 11.45% interest and receive the Citibank base rate, calculated on the notional amount. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued expenses or other receivables. The fair values of the swap agreements are not recognized in the financial statements. The agreement expired in January 1996.

NOTE F - ACCRUED EXPENSES

                                                         December 31
                                                      1995           1994
                                                        ($ thousands)
Accrued salaries, wages and incentive plans        $  17,232      $  12,397
Accrued vacation pay                                  32,905         22,114
Accrued interest                                       2,972          1,964
Taxes other than income                               10,475          4,946
Loss, injury, damage and workers'
  compensation claims reserves                       101,917         35,348
Pension costs                                         11,628          1,312
Other                                                 11,579          4,076
                                                    --------       --------
                                                   $ 188,708      $  82,157
                                                    ========       ========

NOTE G - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31
                                                     1995           1994
														($ thousands)
Deferred tax liabilities:
  Depreciation and basis differences
    for property, plant and equipment              $  52,834      $  22,332
  Revenue recognition                                    837          4,610
  Basis difference on asset and stock sale             3,190          3,113
  Prepaid expenses                                     3,050          5,019
  Equity in earnings of TREADCO                        2,087          1,254
                                                    --------       --------
     Total deferred tax liabilities                   61,998         36,328
Deferred tax assets:
  Accrued expenses                                    25,619          2,743
  Uniform capitalization of inventories                  204            162
  Postretirement benefits
   other than pensions                                 1,151            241
  Net operating loss carryovers                       13,985              -
  Alternative minimum tax credit carryovers            4,900              -
  Other                                                  832            181
                                                    --------       --------
     Total deferred tax assets                        46,691          3,327
  Valuation allowance for
   deferred tax assets                                (1,173)             -
                                                    --------       --------
     Net deferred tax assets                          45,518          3,327
												    --------	   --------
Net deferred tax liabilities                       $  16,480      $  33,001
                                                    ========       ========

Significant components of the provision for income taxes are as follows:

                                                 December 31
                                      1995           1994           1993
											    ($ thousands)
Current (credit):
  Federal                           $  (5,200)     $  12,595      $  18,263
  State                                     -          2,148          3,123
                                     --------       --------       --------
     Total current (credit)            (5,200)        14,743         21,386

Deferred (credit):
  Federal                              (6,751)         2,670         (1,786)
  State                                (2,244)           519           (322)
                                     --------       --------       --------
     Total deferred (credit)           (8,995)         3,189         (2,108)
                                     --------       --------       --------

Total income tax expense
  (credit)                          $ (14,195)     $  17,932      $  19,278
                                     ========       ========       ========

A reconciliation between the effective income tax rate, as computed on income before extraordinary item, and the statutory federal income tax rate is presented in the following table:

                                             Year Ended December 31
                                       1995           1994           1993
                                                 ($ thousands)
Income tax (benefit) at the
 statutory federal rate of 35%      $ (16,445)     $  12,824      $  14,088
Federal income tax effects of:
  State income taxes                      788           (933)          (981)
  Amortization of nondeductible
   goodwill                             1,680          1,031          1,058
  Other nondeductible expenses          1,407            969            490
  Minority interest                       454          1,233          1,099
  Undistributed earnings
   of TREADCO                              77            210            189
  Rate difference for TREADCO             (41)          (108)           (98)
  Retroactive tax rate change
   effect on deferred taxes                 -              -            677
  Other                                   130             39            (45)
                                     --------       --------       --------
Federal income taxes (benefit)        (11,950)        15,265         16,477
State income taxes (benefit)           (2,245)         2,667          2,801
                                     --------       --------       --------
                                    $ (14,195)     $  17,932      $  19,278
                                     ========       ========       ========
Effective tax rate                     (31.06)%         48.9%          47.9%
                                     ========       ========       ========

Income taxes paid were $9,900,000 in 1995, $12,368,000 in 1994, and
$20,740,000 in 1993.

In August 1993, the Revenue Reconciliation Act of 1993 was enacted, which required a retroactive increase in the corporate federal tax rate. This resulted in an increase in the tax expense and a corresponding decrease in net income of $828,000.

As of December 31, 1995, the Company has federal net operating loss and state operating loss carryovers of approximately $32,000,000 and $72,000,000, respectively. The federal net operating loss carryovers expire beginning in 2010. State net operating loss carryovers expire generally in five to seven years. The Company has alternative minimum tax credits of approximately $4,900,000 at December 31, 1995 which carry over indefinitely.

For financial reporting purposes, a valuation allowance of approximately $1,173,000 has been established for certain state net operating loss carryovers for which realization is uncertain.

NOTE H - SHAREHOLDERS' EQUITY

Preferred Stock. On February 19, 1993, the Company completed a public offering of 1,495,000 shares of Preferred Stock at $50 per share. The preferred stock is convertible at the option of the holder into Common Stock at the rate of 2.5397 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning February 15, 1995, for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018, at a rate of $50 principal amount of debentures for each share of Preferred Stock. The Preferred Stock is redeemable at any time on or after February 15, 1996, in whole or in part, at the Company's option, initially at a redemption price of $52.0125 per share and thereafter at redemption prices declining to $50 per share on or after February 15, 2003, plus unpaid dividends to the redemption date. Holders of Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time they have the right to elect two directors of the Company until all dividends have been paid. Dividends of $4,298,000 were paid during 1995 and 1994.

A portion of the proceeds of the preferred stock offering were used to repay a $50 million term loan. In connection with the payment of the term loan, a loss on extinguishment of debt of $167,000 net of income tax benefit of $103,000 was incurred.

Stock Options. On March 13, 1992, the Company adopted a stock option plan which provides 1,000,000 shares of Common Stock for the granting of options to directors and key employees of the Company, which was amended in 1995 to provide an additional 1,000,000 shares. In January 1996, 1,079,000 options were granted.

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

Option transactions are summarized as follows:

                                                     1995           1994

Options outstanding at the
 beginning of the year                              628,900       589,100
Options granted                                      75,500        54,700
Options canceled                                          -       (11,460)
Options exercised                                   (15,700)       (3,440)
                                                    -------       -------

Options outstanding as of December 31               688,700       628,900
                                                    =======       =======

Option price range as of December 31           $9.50 to $13.88
                                               ===============

Options exercisable at December 31, 1995            338,540
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

NOTE I - LEASES AND COMMITMENTS

Rental expense amounted to approximately $84,751,000 in 1995, $72,802,000 in 1994, and $58,369,000 in 1993. These amounts include $27,297,000, $31,686,000 and $17,843,000, respectively, for month-to-month rentals of revenue equipment.

The future minimum rental commitments, net of future minimum rentals to be received under noncancellable subleases, as of December 31, 1995 for all noncancellable operating leases are as follows:

                                                   Terminals      Equipment
                                                  and Retread        and
Period                                Total          Plants         Other
											     ($ thousands)
1996                                $  35,959      $  11,672      $  24,287
1997                                   27,851          7,965         19,886
1998                                   17,190          5,479         11,711
1999                                    9,634          3,607          6,027
2000                                    6,202          2,040          4,162
Thereafter                             10,430          7,890          2,540
                                     --------       --------       --------
                                    $ 107,266      $  38,653      $  68,613
                                     ========       ========       ========

Certain of the leases are renewable for substantially the same rentals for varying periods. Future minimum rentals to be received under noncancellable subleases totaled approximately $3,446,000 at December 31, 1995.

The future minimum payments under capitalized leases at December 31, 1995, consisted of the following ($ thousands):

     1996                                                    $  21,188
     1997                                                       13,509
     1998                                                       15,355
     1999                                                       12,788
     2000                                                        8,903
     Thereafter                                                  9,402
                                                              --------
     Total minimum lease payments                               81,145
     Amounts representing interest                              12,842
                                                              --------
     Present value of net minimum lease
       included in long-term debt - Note E                   $  68,303
                                                              ========

Assets held under capitalized leases are included in property, plant and equipment as follows:

                                                         December 31
                                                      1995           1994
                                                        ($ thousands)
Revenue equipment                                  $  80,232      $  80,318
Land and structures                                   30,138          4,726
                                                    --------       --------
                                                     110,370         85,044
Less accumulated amortization                         25,147         32,291
                                                    --------       --------
                                                   $  85,223      $  52,753
                                                    ========       ========

The revenue equipment leases have remaining terms from one to seven years and contain renewal or fixed price purchase options. The lease agreements require the lessee to pay property taxes, maintenance and operating expenses. Lease amortization is included in depreciation expense.

Capital lease obligations of $25,118,000, $15,793,000, and $17,885,000 were incurred for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE J - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS AND OTHER EVENTS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation ("Riverside") and MR Realty Associates, L.P. ("Plaintiffs") against the Company and a subsidiary. Plaintiffs have asserted state law, Employee Retirement Income Security Act of 1974 and securities claims against the Company in connection with the Company's sale of Riverside in April 1989. Plaintiffs are seeking approximately $4 million in actual damages and $10 million in punitive damages. The Company is vigorously contesting the lawsuit. After consultation with legal counsel, the Company has concluded that resolution of the foregoing lawsuit is not expected to have a material adverse effect on the Company's financial condition.

In November, 1995 Daily Transport Canada, Inc. ("Daily"), a Toronto-based LTL carrier, and related companies served a Request for Arbitration against ABF, as successor to Carolina Freight Carriers Corporation ("CFCC"), for its lost profits claimed to be in the amount of $15,000,000 resulting from the alleged breach of a contract between CFCC and Daily. Daily claims that ABF breached an agreement for Daily to handle, through the year 2003, all CFCC freight movements in Ontario and Quebec, Canada. ABF has filed a federal court action in North Carolina seeking to stay arbitration of the alleged agreement on the grounds that the agreement is not valid and contesting Daily's calculation of damages. ABF is vigorously defending the arbitration.
Based on information currently available, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

ABF stores some fuel for its tractors and trucks in approximately 188 underground tanks located in 34 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. ABF believes that it is in substantial compliance with all such regulations. ABF is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United State Environmental Protection Agency ("EPA") that will require ABF to upgrade its underground tank systems by December 1998. ABF currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of December 31, 1995, the Company has accrued approximately $1,700,000 to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

In August 1995, Bandag Incorporated ("Bandag"), TREADCO's tread rubber supplier and franchiser of the retreading process used by substantially all of TREADCO's locations, announced that certain franchise agreements would not be renewed upon expiration in 1996. Bandag subsequently advised TREADCO that unless TREADCO uses the Bandag process exclusively, Bandag will not renew any of TREADCO's franchise agreements when they expire.

In October 1995, TREADCO announced it had reached an agreement for Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for TREADCO's truck tire precure retreading business. The agreement provides that Oliver will supply TREADCO with retreading equipment and related materials for the eight production facilities whose Bandag franchises expire in 1996 and any other TREADCO facilities which cease being a Bandag franchised location. Also in October TREADCO sent Bandag notice of termination of certain of its franchise agreements.

Under the franchise agreements, Bandag has the right to purchase retread equipment supplied to TREADCO by Bandag at its fair market value at locations that cease being a Bandag franchise, and Bandag has exercised this option at the locations where franchises were terminated. TREADCO is installing equipment provided by Oliver immediately upon the removal of the equipment supplied by Bandag. The Company plans to have all locations converted to the Oliver process by the end of the third quarter of 1996. Management of TREADCO does not believe that the carrying value of the Bandag supplied equipment at December 31, 1995 exceeds the fair market value of the equipment. Also, TREADCO has accrued the cost of equipment removed at December 31, 1995, estimated at $840,000.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all noncontractual employees. Benefits are based on years of service and employee compensation. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum amounts not to exceed the maximum amount deductible under the Internal Revenue Code. The plans' assets are held in bank-administered trust funds and are primarily invested in government and equity securities. Additionally, the Company participates in several multiemployer plans, which provide defined benefits to the Company's union employees. In the event of insolvency or reorganization, plan terminations or withdrawal by the Company from the multiemployer plans, the Company may be liable for a portion of the plan's unfunded vested benefits, the amount of which, if any, has not been determined. The merger of Carolina Freight into ABF was not considered a withdrawal.

A summary of the components of net periodic pension costs for the defined benefit plans for the periods indicated and the total contributions charged to pension expense for the multiemployer plans follows:

                                             Year Ended December 31
                                       1995           1994           1993
                                                 ($ thousands)
Defined Benefit Plans
  Service cost - benefits
     earned during the year         $   5,075      $   4,492      $   4,225
  Interest cost on projected
     benefit obligations                8,095          5,249          5,675
  Actual return on plan assets
     (gain) loss                      (25,632)           220         (6,656)
  Net amortization and deferral        17,906         (5,379)         1,542
                                     --------       --------       --------
     Net pension cost of defined
       benefit plans                    5,444          4,582          4,786
Multiemployer Plans                    51,951         40,833         37,846
                                     --------       --------       --------
  Total pension expense             $  57,395      $  45,415      $  42,632
                                     ========       ========       ========

Assumptions used in determining net periodic pension cost for the defined benefit plans were:

                                             Year Ended December 31
                                       1995           1994           1993

Weighted average discount rate   7.80% to 8.73%       7.24%          8.49%
Annual compensation increases        3.00%            3.00%          5.00%
Expected long-term rates of
  return on assets               8.00% to 9.00%       9.00%          9.25%

The following sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans at December 31:

                                              1995                  1994
                               Plans for Which  Plans for Which
                                Assets Exceed     Accumulated
                                 Accumulated        Benefits
                                   Benefits      Exceed Assets
                                                  ($ thousands)
Actuarial present value
 of benefit obligations:
  Vested benefit obligation        $(104,914)      $ (21,058)      $(50,826)
                                   =========       =========       ========
  Accumulated benefit
   obligation                      $(113,604)      $ (22,211)      $(57,630)
                                   =========       =========       ========

Projected benefit obligation       $(138,787)      $ (23,091)      $(72,469)
Plan assets at fair value            150,182          17,107         67,403
                                   ---------       ---------       --------
Projected benefit obligation
 (in excess of) or less than
 plan assets                          11,395          (5,984)        (5,066)
Unrecognized net loss                 13,852           2,911          9,159
Prior service benefit not yet
 recognized in net periodic
 pension cost                            672              37            206
Unrecognized net asset at
 January 1, 1987, net of
 amortization                            (63)             (1)           (68)
Adjustment required to
 recognize minimum liability               -          (2,067)          (212)
                                   ---------       ---------       --------
Net pension asset (liability)      $  25,856       $  (5,104)      $  4,019
                                   =========       =========       ========

The net pension asset recorded as of December 31, 1995 reflects the impact of a curtailment gain of approximately $15.0 million which was recorded as part of the purchase allocation in conjunction with the WorldWay acquisition.

At December 31, 1995, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $11,628,000 and a noncurrent asset of $32,380,000 included in other assets. At December 31, 1994, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $1,312,000 and a noncurrent asset of $5,331,000 included in other assets.

The Company recognized an additional minimum liability of $1,041,000 as a charge to equity due to one plan's accumulated benefit obligation exceeding the fair value of plan assets.

The following assumptions were used in determining the pension obligation:

                                                         December 31
                                                      1995           1994

Weighted average discount rate                        7.10%          8.73%
Annual compensation increases                         3.00%          3.00%
Expected long-term rates of return on assets    7.50% to 9.00%       9.00%

The Company has deferred compensation agreements with certain executives for which liabilities aggregating $1,479,000 and $1,309,000 as of December 31, 1995 and 1994, respectively, have been recorded.

The Company also has a supplemental benefit plan for the purpose of supplementing benefits under the Company's retirement plans. The plan will pay sums in addition to amounts payable under the retirement plans to eligible participants. Participation in the plan is limited to employees of the Company who are participants in the Company's retirement plans and who are also either participants in the Company's executive incentive plans or are designated as participants in the plan by the Company's Board of Directors. As of December 31, 1995, the Company has a liability of $2,349,000 for future costs under this plan with $1,534,000 reflected in the accompanying consolidated financial statements as an accrued expense and $815,000 included in other liabilities. At December 31, 1994, the Company had a liability of $2,005,000 for future costs under this plan.

An additional benefit plan provides certain death and retirement benefits for certain officers and directors of WorldWay and its former subsidiaries. The Company has a liability of $3,711,000 for future costs under this plan reflected as other liabilities in the accompanying consolidated financial statements. Worldway has insurance policies on the participant's lives in amounts which are generally sufficient to fund benefits under the plan.

The Company has various defined contribution plans which cover substantially all of its employees. Prior to October, 1995, participation was limited to those employees not covered by a collective bargaining agreement. In October, 1995, the Company amended its plans to allow participation by collective bargaining employees. The plans permit participants to defer a portion of their salary up to a maximum ranging by plan from 8% to 15% as provided in
Section 401(k) of the Internal Revenue Code. The Company matches the participant contributions up to a specified limit ranging from 1% to 4% in 1995. The matching contributions may be made in cash or Company stock. The plans also allow for discretionary Company contributions determined annually. The Company's expense for the defined contribution plans totaled $1,412,000 for 1995, $955,000 for 1994, and $875,000 for 1993.

TREADCO has an employee stock ownership plan (the "TREADCO ESOP") and a related trust (the "TREADCO Trust") covering substantially all employees of TREADCO. The cost of the TREADCO ESOP is borne by TREADCO through annual contributions to the TREADCO Trust in amounts determined by TREADCO's Board of Directors. Contributions may be paid in cash or in shares of TREADCO Common Stock. Participants become 100% vested after five years of service from January 1, 1990. Distribution of balances normally would be made in TREADCO's Common Stock. Charges to operations for contributions to the TREADCO ESOP totaled $250,000 for 1995, 1994, and 1993. The stock contributions to the ESOP and investment plans do not have a material effect on earnings per share.

The Company sponsors plans that provide postretirement medical benefits, life insurance and accident and vision care to full-time officers of the Company. The plans are noncontributory, with the Company paying up to 80% of covered charges incurred by participants of the plan.

The following table represents the amounts recognized in the Company's consolidated balance sheets:

                                                  December 31
                                                      1995           1994

Accumulated postretirement benefit obligation:
  Retirees                                         $ (2,926)      $ (1,268)
  Fully eligible active plan participants              (417)          (400)
  Other active plan participants                     (1,419)        (1,036)
                                                    --------       --------
                                                     (4,762)        (2,704)
Unrecognized net gain                                   (83)          (315)
Unrecognized transition obligation                    2,287          2,421
                                                    --------       --------
Accrued postretirement benefit cost                $ (2,558)      $   (598)
                                                    ========       ========

Net periodic postretirement benefit cost includes the following components:

                                       1995           1994           1993

Service cost                        $      51      $      59      $      53
Interest cost                             282            212            223
Amortization of transition
 obligation over 20 years                 135            135            134
                                     --------       --------       --------

Net periodic postretirement
 benefit cost                       $     468      $     406      $     410
                                     ========       ========       ========

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (in health care cost trend) is 9.5 to 11.0% for 1996 (10.5% for 1995) and is assumed to decrease gradually to 4.5% in years 2007 and later.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995, by $543,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $43,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.10% at December 31, 1995 and 8.73% at December 31, 1994.

Additionally, the Company's union employees are provided postretirement health care benefits through defined benefit multiemployer plans. The cost of such benefits cannot be readily separated between retirees and active employees. The aggregate contribution to the multiemployer health and welfare benefit plans totaled approximately $63,500,000, $48,300,000, and $45,400,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

In October 1995, the Company adopted a performance award program, subject to shareholder approval. Upon award, the units will be valued equal to the closing price per share of the Company's common stock on the date awarded. The vesting provisions and the return on equity target will be set upon award.

NOTE L - OPERATING EXPENSES AND COSTS

                                             Year Ended December 31
                                       1995           1994           1993
                                                 ($ thousands)
LESS-THAN-TRUCKLOAD
 MOTOR CARRIER OPERATIONS
  Salaries and wages               $  779,453     $  613,187     $  594,213
  Supplies and expenses               120,439         96,210         99,146
  Operating taxes and licenses         45,906         35,928         35,152
  Insurance                            24,122         18,237         16,835
  Communications and utilities         26,776         22,639         23,680
  Depreciation and amortization        37,822         24,302         25,714
  Rents and purchased
   transportation                      76,823         67,550         53,192
  Other                                 8,219          4,298          3,779
                                   ----------     ----------      ---------
                                    1,119,560        882,351        851,711
TRUCKLOAD MOTOR CARRIER
 OPERATIONS
  Salaries and wages                    9,746              -              -
  Supplies and expenses                 4,530              -              -
  Operating taxes and licenses          2,571              -              -
  Insurance                               980              -              -
  Communications and utilities            420              -              -
  Depreciation and amortization         1,249              -              -
  Rents and purchased
   transportation                       5,348              -              -
  Other                                   108              -              -
                                   ----------      ---------      ---------
                                       24,952              -              -
FORWARDING OPERATIONS
  Cost of services                    117,455         26,817              -
  Selling, administrative
   and general                         18,711          3,542              -
                                   ----------     ----------     ----------
                                      136,166         30,359              -
LOGISTICS OPERATIONS
  Cost of services                     30,588          7,100          2,915
  Selling, administrative,
   and general                          3,711          1,388            821
                                   ----------     ----------     ----------
                                       34,299          8,488          3,736
TIRE OPERATIONS
  Cost of sales                       108,686        100,909         79,718
  Selling, administrative
   and general                         31,642         26,206         21,522
                                   ----------     ----------      ---------
                                      140,328        127,115        101,240
SERVICE AND OTHER                       5,433          1,993          1,862
                                   ----------     ----------      ---------
                                   $1,460,738     $1,050,306     $  958,549
                                   ==========     ==========     ==========

NOTE M - BUSINESS SEGMENT DATA

The Company operates in five defined business segments: 1) LTL operations, which includes ABF and G.I. Trucking; 2) Forwarding operations, including the Clipper Group and CaroTrans; 3) Truckload operations, which includes Cardinal; 4) Logistics, which includes the Company's three logistics subsidiaries, and 5) Tire operations, which includes the operation of TREADCO. The segment information for prior periods has been restated to reflect the Company's current reported business segments.

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

The following information reflects selected business segment data
(information relative to revenues is reflected in the consolidated statements of operations):

                                             Year Ended December 31
                                       1995           1994           1993
                                                 ($ thousands)
OPERATING PROFIT (LOSS)
  Less than truckload motor
   carrier operations               $ (32,915)     $  35,622      $  41,645
  Truckload motor carrier
   operations                           3,031              -              -
  Forwarding operations                 2,821            695              -
  Logistics operations                 (2,611)          (968)          (834)
  Tire operations                       4,424         11,079         10,186
  Other                                (3,393)           719           (359)
                                    ---------       --------       --------
TOTAL OPERATING PROFIT (LOSS)         (28,644)        47,147         50,638
  Interest expense                     17,046          6,985          7,248
  Minority interest                     1,297          3,523          3,140
                                     --------       --------       --------
INCOME (LOSS)BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEMS                $ (46,987)     $  36,639      $  40,250
                                     ========       ========       ========
IDENTIFIABLE ASSETS
  Less than truckload motor
   carrier operations               $ 675,412      $ 374,128      $ 331,507
  Truckload motor carrier
   operations                          31,365              -              -
  Forwarding operations                75,754         73,816              -
  Logistics operations                 25,062          7,120          1,313
  Tire operations                      94,658         89,231         80,377
  Other                                36,014          5,487          8,695
                                     --------       --------       --------
                                      938,265        549,782        421,892
  General corporate assets             47,572         19,263         25,841
                                     --------       --------       --------
TOTAL ASSETS                        $ 985,837      $ 569,045      $ 447,733
                                     ========       ========       ========

DEPRECIATION AND AMORTIZATION
 EXPENSE
  Less than truckload motor
   carrier operations                  40,045      $  26,630      $  28,043
  Truckload motor carrier               1,249              -              -
  Forwarding operations                 2,779            609              -
  Logistics operations                  2,598            501            195
  Tire operations                       4,082          3,444          2,614
  Other                                 2,053            931            797
                                     --------       --------       --------
                                    $  52,806      $  32,115      $  31,649
                                     ========       ========       ========
CAPITAL EXPENDITURES
  Less than truckload motor
   carrier operations               $  61,250      $  58,110      $  26,530
  Truckload motor carrier
   operations                           2,127              -              -
  Forwarding operations                   426             19              -
  Logistics operations                  5,532            116            491
  Tire operations                       5,429          5,684          6,137
  Other                                    44            169              1
                                     --------       --------       --------
                                    $  74,808      $  64,098      $  33,159
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

The carrying amounts and fair value of the Company's financial instruments at December 31, 1995 are as follows:

                                                    Carrying         Fair
                                                     Amount         Value
                                                        ($ thousands)

Cash and cash equivalents                          $  16,945      $  16,945
Short-term debt                                        6,719          6,776
Long-term debt                                       350,756        348,560

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1995 and 1994:

                                                  1995
                                           Three Months Ended
                             March 31     June 30  September 30  December 31
                                 ($ thousands, except per share amount)

Operating revenues           $311,207    $ 312,094    $398,551    $ 415,427
Operating expenses
  and costs                   297,853      304,890     412,691      445,304
                             --------     --------    ---------    --------
Operating income (loss)        13,354        7,204     (14,140)     (29,877)
Other expense - net             3,596        2,919       6,632       10,381
Income taxes (credit)           4,616        2,602      (7,643)    ( 13,770)
                             --------     --------    --------     --------
Net income (loss)            $  5,142    $   1,683    $(13,129)   $ (26,488)
                             ========     ========    =========    ========

Net income (loss)
  per share                  $    .21    $    .03     $   (.73)   $   (1.41)
                             ========     ========    =========    ========
Average shares out-
  standing - Note H        19,566,404   19,515,132  19,549,160   19,529,408
                           ==========   ==========  ==========   ==========



                                                  1994
                                           Three Months Ended
                             March 31     June 30  September 30  December 31
                                 ($ thousands, except per share amount)

Operating revenues           $264,981    $ 210,760    $294,251    $ 328,429
Operating expenses
  and costs                   252,363      212,331     274,753      310,859
                             --------     --------    ---------    --------
Operating income (loss)        12,618       (1,571)     19,498       17,570
Other expense - net             2,382        2,483       2,767        3,844
Income taxes (credit)           4,661         (646)      7,530        6,387
                             --------     --------    --------     --------
Net income (loss)            $  5,575    $  (3,408)   $  9,201    $   7,339
                             ========     ========    ========     ========

Net income (loss)
  per share                  $    .23    $    (.23)   $    .42    $    .32
                             ========     ========    ========     ========
Average shares out-
  standing - Note H        19,339,389   19,200,077  19,306,326   19,491,560
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
                                     Balance at        Charged to       Charged to
                                     beginning         costs and      other accounts     Deductions -     Balance at
     Description                     of period          expenses         describe          describe     end of period

Year Ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $      2,825      $      4,185     $     1,414(A)     $       9,838(B) $     19,403
                                                                           20,817(C)
                                   ============      ============     ===========        =============     ===========

Year Ended December 31, 1994:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $      2,200      $      2,935     $       962(A)     $      3,272(B) $       2,825
                                   ============      ============     ===========        ============     ============

Year Ended December 31, 1993:
  Deducted from asset accounts:
     Allowance for doubtful
       accounts receivable         $      1,850      $      1,902     $       909(A)     $      2,461(B) $       2,200
                                   ============      ============     ===========        ============     ============


<F1>
Note A - Recoveries of amounts previously written off.
<F2>
Note B - Uncollectible accounts written off.
<F3>
Note C - The allowance for doubtful accounts of WorldWay as of date of acquisition.

                           FORM 10-K -- ITEM 14(c)
                                EXHIBIT INDEX
                          ARKANSAS BEST CORPORATION



The following exhibits are filed with this report or are incorporated by reference to previously filed material.


Exhibit
  No.

 3.1 Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

 3.2      Amended and Restated Bylaws of the Company (previously filed as
          Exhibit 3.2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

 4.1 Form of Indenture, between the Company and Harris Trust and Savings Bank, with respect to $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (previously filed as Exhibit 4.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on January 26, 1993, Commission File No. 33-56184, and incorporated herein by reference).

 4.2 Indenture between Carolina Freight Corporation and First Union National Bank, Trustee with respect to 6 1/4% Convertible Subordinated Debentures Due 2011 (previously filed as Exhibit 4-A to the Carolina Freight Corporation's Registration Statement on Form S-3 filed with the Commission on April 11, 1986, Commission File No. 33-4742, and incorporated herein by reference).

10.1 Stock Option Plan (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2      The Company's Supplemental Benefit Plan (previously filed as
          Exhibit 10.6 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.3 $346,971,321 Amended and Restated Credit Agreement dated as of February 21, 1996 among the Company as the Borrower, Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A. as Documentation Agent and the Banks named herein as the Banks (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 28, 1996, Commission File No. 0-19969, and incorporated herein by reference).

10.4 $30,000,000 Credit Agreement dated as of February 21, 1996 among Arkansas Best Corporation as the Borrower, Societe Generale, Southwest Agency as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Commission on February 28, 1996, Commission File No. 0-19969, and incorporated herein by reference).

10.5 National Master Freight Agreement with the International Brotherhood of Teamsters dated as of April 1, 1994.

10.6 Arkansas Best Corporation Performance Award Unit Program effective January 1, 1996

 11       Statement Re:  Computation of Earnings per Share

 21       List of Subsidiary Corporations

 23       Consent of Independent Auditors

 27       Financial Data Schedule