Form 10-Q
period 1996-03-31
ARKANSAS BEST CORP /DE/
filed 1996-05-14
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
  Exchange Act of 1934
  For the Quarter Ended March 31, 1996
                        ---------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at May 1, 1996
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,512,250 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
               March 31, 1996 and December 31, 1995                     3

               Consolidated Statements of Operations --
               For the Three Months Ended March 31, 1996 and 1995       5

               Consolidated Statements of Cash Flows --
               For the Three Months Ended March 31, 1996 and 1995       7

               Notes to Consolidated Financial Statements --
                March 31, 1996                                          9

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       15

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                          25

  Item 2.   Changes in Securities                                      25

  Item 3.   Defaults Upon Senior Securities                            25

  Item 4.   Submission of Matters to a Vote of Security Holders        25

  Item 5.   Other Information                                          25

  Item 6.   Exhibits and Reports on Form 8-K                           25

SIGNATURES                                                             26

EXHIBITS                                                               27

  Exhibit 11.  Statement Re: Computation of Earnings Per Share

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                   March 31,     December 31
                                                      1996           1995
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $      421     $   16,945
  Trade receivables, less allowances for
     doubtful accounts (1996 -- $17,752,000;
     1995 -- $19,403,000)                            199,473        205,196
  Inventories -- Note D                               35,440         36,850
  Prepaid expenses                                    17,129         13,927
  Federal and state income taxes                       9,707         17,489
  Deferred federal income taxes                       32,080         32,080
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            294,250        322,487

PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                234,330        228,706
  Revenue equipment                                  283,340        285,045
  Manufacturing equipment                              8,676          8,289
  Service, office and other equipment                 64,848         65,474
  Leasehold improvements                               8,935         10,631
  Construction in progress                                33             44
  Non-operating property                              15,641         15,869
                                                   ---------      ---------
                                                     615,803        614,058
  Less allowances for depreciation
   and amortization                                 (203,219)      (190,906)
                                                   ---------      ---------
                                                     412,584        423,152

OTHER ASSETS                                          59,185         54,783

NET ASSETS HELD FOR SALE                              23,994         39,937

GOODWILL, less amortization (1996 --
  $25,181,000; 1995 -- $24,027,000)                  144,060        145,478
                                                   ---------      ---------

                                                  $  934,073     $  985,837
                                                   =========      =========






ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31
                                                      1996           1995
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                  $    4,276     $        -
  Bank drafts payable                                  5,954         12,999
  Trade accounts payable                              65,401         74,998
  Accrued expenses                                   185,714        188,708
  Current portion of long-term debt                   25,533         26,634
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       286,878        303,339

LONG-TERM DEBT, less current portion                 374,031        399,144
OTHER LIABILITIES                                     22,011         18,665
DEFERRED FEDERAL INCOME TAXES                         46,903         48,560
MINORITY INTEREST                                     37,242         38,265

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1996: 19,515,758 shares; 1995: 19,519,061           195            195
  Additional paid-in capital                         207,780        207,807
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings (deficit)                        (25,611)       (14,782)
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      167,008        177,864

CONTINGENCIES -- Note G
                                                   ---------      ---------
                                                  $  934,073     $  985,837
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    Three Months Ended
                                                         March 31
                                                   1996           1995
                                                        (unaudited)
                                                       ($ thousands,
                                                  except per share data)

OPERATING REVENUES
  LTL operations                               $   294,923      $ 244,477
  Forwarding operations                             41,766         28,768
  Truckload operations                              17,838              0
  Logistics operations                              13,230          3,945
  Tire operations                                   31,613         33,214
  Service and other                                  2,004            803
                                               -----------      ---------
                                                   401,374        311,207
                                               -----------      ---------

OPERATING EXPENSES AND
 COSTS -Note F
  LTL operations                                   303,752        233,123
  Forwarding operations                             40,691         28,143
  Truckload operations                              16,412              0
  Logistics operations                              13,787          4,332
  Tire operations                                   33,238         31,497
  Service and other                                  2,336            758
                                               -----------      ---------
                                                   410,216        297,853
                                               -----------      ---------
OPERATING INCOME (LOSS)                             (8,842)        13,354

OTHER INCOME (EXPENSE)
  Gain on asset sales                                2,438            313
  Interest                                          (7,801)        (2,128)
  Minority interest in subsidiary                      641           (489)
  Other, net                                        (1,273)        (1,292)
                                               -----------      ---------
                                                    (5,995)        (3,596)
                                               -----------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                  (14,837)         9,758

FEDERAL AND STATE INCOME TAXES
 (CREDIT) -Note D
  Current                                           (3,641)         7,500
  Deferred                                          (1,637)        (2,884)
                                               -----------      ---------
                                                    (5,278)         4,616
                                               -----------      ---------
NET INCOME (LOSS)                              $    (9,559)     $   5,142
                                               ===========      =========




ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS  (Continued)


                                                    Three Months Ended
                                                         March 31
                                                   1996           1995
                                                        (unaudited)
                                                       ($ thousands,
                                                  except per share data)

EARNINGS PER COMMON SHARE:

NET INCOME                                     $     (0.54)     $   $0.21
                                               ============     ==========

AVERAGE COMMON SHARES OUTSTANDING:               19,516,539     19,566,404
                                               ============     ==========

CASH DIVIDENDS PAID PER COMMON SHARE           $      0.01      $    0.01
                                               ============     ==========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Three Months Ended
                                                         March 31
                                                     1996           1995
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income (loss)                               $   (9,559)    $    5,142
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
     Depreciation and amortization                    15,514          7,792
     Amortization of intangibles                       1,154          1,176
     Other amortization                                  674            161
     Provision for losses on
      accounts receivable                              1,094            597
     Provision for deferred
      income taxes                                    (1,637)        (2,884)
     Gain on asset sales                              (2,438)          (313)
     Gain on issuance of
      subsidiary stock                                     -            (20)
     Minority interest in
      subsidiary                                        (891)           489
     Changes in operating
      assets and liabilities:
       Accounts receivable                             4,629          7,429
       Inventories and
        prepaid expenses                              (1,792)        (1,138)
       Other assets                                   (2,776)         1,260
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                         (8,507)         6,151
                                                   ---------      ---------
NET CASH PROVIDED (USED)
 BY OPERATING ACTIVITIES                              (4,535)        25,842

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                            (8,974)       (10,565)
  Proceeds from asset sales                           25,944          2,112
                                                   ---------      ---------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                              16,970         (8,453)









ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                    Three Months Ended
                                                         March 31
                                                     1996           1995
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs and expenses
   incurred in borrowing activities               $   (3,290)    $        -
  Borrowings under revolving
   credit facilities                                   7,100          5,000
  Principal payments under
   term loan facilities                               (3,529)          (500)
  Payments under revolving
   credit facilities                                 (27,950)        (6,000)
  Principal payments on
   other long-term debt                               (4,164)        (3,182)
  Dividends paid to minority
   shareholders of subsidiary                           (132)          (110)
  Dividends paid                                      (1,270)        (1,270)
  Net increase (decrease)
   in cash overdrafts                                  4,276         (5,989)
                                                   ---------      ---------
NET CASH USED BY
 FINANCING ACTIVITIES                                (28,959)       (12,051)
                                                   ---------      ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (16,524)         5,338
  Cash and cash equivalents
   at beginning of period                             16,945          3,458
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      421     $    8,796
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier and freight forwarding operations and truck tire retreading and sales. Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company and related companies (the "Clipper Group") and, effective August 12, 1995, WorldWay Corporation ("WorldWay") (see Note C). The principal subsidiaries of WorldWay included Carolina Freight Carriers Corp., which was merged into ABF on September 25, 1995, Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics") and Innovative Logistics Incorporated ("Innovative Logistics").

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C - ACQUISITION

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a purchase price of $11 per share (the "Acquisition").For financial statement purposes, the Worldway Acquisition has been accounted for under the purchase method effective August 12, 1995.

NOTE D - INVENTORIES

                                                    March 31     December 31
                                                      1996           1995
                                                        ($ thousands)

Finished goods                                      $ 25,267       $ 25,579
Materials                                              6,734          7,621
Repair parts, supplies and other                       3,439          3,650
                                                   ---------      ---------
                                                    $ 35,440       $ 36,850
                                                    ========       ========

NOTE E - FEDERAL AND STATE INCOME TAXES

                                                      Three Months Ended
                                                          March 31
                                                     1996           1995
                                                        ($ thousands)

Income tax at regular rates                      $ (5,193)        $ 3,415
Percent                                             (35.0)%          35.0%

State taxes less federal benefits                    (227)            685
Percent                                              (1.5)%           7.0%

Amortization of goodwill                              280             266
Percent                                               1.9%            2.7%

Minority interest                                    (218)            166
Percent                                              (1.5)%           1.7%

Other items                                            80              84
Percent                                               0.5%            0.9%
                                                  --------        --------
Income tax expense                               $ (5,278)        $ 4,616
Percent                                             (35.6)%          47.3%
                                                  ========        ========

NOTE F - OPERATING EXPENSES AND COSTS

                                                      Three Months Ended
                                                          March 31
                                                     1996           1995
                                                        (unaudited)
                                                       ($ thousands)

LTL Operations:
 Salaries and wages                               $  209,297     $  165,175
 Supplies and expenses                                31,549         26,372
 Operating taxes and licenses                         12,557         10,335
 Insurance                                             6,526          4,485
 Communications and utilities                          7,835          5,802
 Depreciation and amortization                        12,056          6,393
 Rents and purchased transportation                   22,030         13,615
 Other                                                 1,902            946
                                                    --------       --------
                                                     303,752        233,123
Forwarding Operations:
 Cost of services                                     32,243         24,488
 Selling, administrative and general                   8,448          3,655
                                                    --------       --------
                                                      40,691         28,143
Truckload Operations:
 Salaries and wages                                    6,098              -
 Supplies and expenses                                 3,058              -
 Operating taxes and licenses                          1,773              -
 Insurance                                               645              -
 Communications and utilities                            233              -
 Depreciation and amortization                           866              -
 Rents and purchased transportation                    3,638              -
 Other                                                   101              -
                                                    --------       --------
                                                      16,412              -
Logistics Operations:
 Cost of services                                     12,399          3,861
 Selling, administrative and general                   1,388            471
                                                    --------       --------
                                                      13,787          4,332

Tire Operations:
 Cost of sales                                        24,915         24,781
 Selling, administrative and general                   8,323          6,716
                                                    --------       --------
                                                      33,238         31,497

Service and Other:                                     2,336            758
                                                   ---------      ---------
                                                  $  410,216     $  297,853
                                                   =========      =========

NOTE G - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS AND OTHER EVENTS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation ("Riverside") and MR Realty Associates, L.P. ("Plaintiffs") against the Company and a subsidiary. Plaintiffs have asserted state law, Employee Retirement Income Security Act of 1974 and securities claims against the Company in connection with the Company's sale of Riverside in April 1989. Plaintiffs sought approximately $4 million in actual damages and $10 million in punitive damages.

On April 15, 1996, the Court partially granted the Company's motion for Summary Judgment by dismissing Riverside's claims for punitive damages, ERISA violations and common law breach of contract and fraud claims. The Court did not dismiss Riverside's claim of violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of that Act.

 The Company is vigorously contesting the lawsuit. After consultation with legal counsel, the Company has concluded that resolution of the foregoing lawsuit is not expected to have a material adverse effect on the Company's financial condition.

In November, 1995 Daily Transport Canada, Inc. ("Daily"), a Toronto-based LTL carrier, and related companies served a Request for Arbitration against ABF, as successor to Carolina Freight Carriers Corporation ("CFCC"), for its lost profits claimed to be in the amount of $15,000,000 resulting from the alleged breach of a contract between CFCC and Daily. Daily claims that ABF breached an agreement for Daily to handle, through the year 2003, all CFCC freight movements in Ontario and Quebec, Canada. ABF has filed a federal court action in North Carolina seeking to stay arbitration of the alleged agreement on the grounds that the agreement is not valid and contesting Daily's calculation of damages. ABF is vigorously defending the arbitration. Based on information currently available, the Company does not believe that the outcome of this matter will have a material adverse effect on the Company's financial condition or results of operations.

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 176 underground tanks located in 34 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of March 31, 1996, the Company has accrued approximately $1.9 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

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

In October 1995, Treadco announced it had reached an agreement for Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. The agreement provides that Oliver will supply Treadco with retreading equipment and related materials for any Treadco facilities which cease being a Bandag franchised location. Treadco has converted eight of its production facilities that were under Bandag retread franchises to Oliver licensed facilities. Treadco plans to complete the conversion of its remaining franchises to the Oliver process by the end of the third quarter.

Under the franchise agreements, Bandag has the right to purchase retread equipment supplied to Treadco by Bandag at its fair market value at locations that cease being a Bandag franchise, and Bandag has exercised this option at the locations where franchises were terminated. Treadco is installing equipment provided by Oliver immediately upon the removal of the equipment supplied by Bandag. Management of Treadco does not believe that the carrying value of the Bandag-supplied equipment at March 31, 1996 exceeds the fair market value of the equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, logistics and freight forwarding operations and truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company ("Clipper"). Effective August 12, 1995, pursuant to its acquisition of WorldWay Corporation ("WorldWay"), the Company acquired Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics") and Innovative Logistics Incorporated ("ILI"). (See discussion below.)

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

                                                      Three Months Ended
                                                          March 31
                                                     1996           1995
                                                       ($ thousands)

OPERATING REVENUES
 LTL operations                                   $  294,923     $  244,477
 Forwarding operations                                41,766         28,768
 Truckload operations                                 17,838              -
 Logistics operations                                 13,230          3,945
 Tire operations                                      31,613         33,214
 Service and other                                     2,004            803
                                                   ---------       --------
                                                  $  401,374     $  311,207
                                                   =========      =========
OPERATING EXPENSES AND COSTS

LTL OPERATIONS
 Salaries and wages                               $  209,297     $  165,175
 Supplies and expenses                                31,549         26,372
 Operating taxes and licenses                         12,557         10,335
 Insurance                                             6,526          4,485
 Communications and utilities                          7,835          5,802
 Depreciation and amortization                        12,056          6,393
 Rents and purchased transportation                   22,030         13,615
 Other                                                 1,902            946
 Other non-operating (net)                               499            319
                                                   ---------       --------
                                                     304,251        233,442
FORWARDING OPERATIONS
 Cost of services                                     32,243         24,488
 Selling, administrative & general                     8,448          3,655
 Other non-operating (net)                               394            426
                                                   ---------       --------
                                                      41,085         28,569
TRUCKLOAD OPERATIONS
Salaries and wages                                     6,098              -
 Supplies and expenses                                 3,058              -
 Operating taxes and licenses                          1,773              -
 Insurance                                               645              -
 Communications and utilities                            233              -
 Depreciation and amortization                           866              -
 Rents and purchased transportation                    3,638              -
 Other                                                   101              -
 Other non-operating (net)                                 1              -
                                                   ---------       --------
                                                      16,413              -









(Continued)                                           Three Months Ended
                                                          March 31
                                                     1996           1995
                                                       ($ thousands)

LOGISTICS OPERATIONS
 Cost of services                                     12,399          3,861
 Selling, administrative & general                     1,388            471
 Other non-operating (net)                              (31)            (9)
                                                   ---------      ---------
                                                      13,756          4,323

TIRE OPERATIONS
 Cost of sales                                        24,915         24,781
 Selling, administrative and general                   8,323          6,716
 Other non-operating (net)                               137            125
                                                   ---------      ---------
                                                      33,375         31,622

SERVICE AND OTHER                                        171            876
                                                   ---------      ---------
                                                  $  409,051     $  298,832
                                                   =========      =========

OPERATING PROFIT (LOSS)
 LTL operations                                   $   (9,328)    $   11,035
 Forwarding operations                                   681            199
 Truckload operations                                  1,425              -
 Logistics operations                                   (526)          (378)
 Tire operations                                      (1,762)         1,592
 Service and other                                     1,833            (73)
                                                   ---------       --------
TOTAL OPERATING PROFIT (LOSS)                         (7,677)        12,375
MINORITY INTEREST                                       (641)           489
INTEREST EXPENSE                                       7,801          2,128
                                                   ---------       --------
INCOME (LOSS) BEFORE INCOME TAXES                 $  (14,837)    $    9,758
                                                   =========      =========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the U.S. Department of Transportation.

                                                      Three Months Ended
                                                          March 31
                                                     1996           1995
                                                       ($ thousands)

LTL OPERATIONS
  Salaries and wages                                 71.0%          67.6%
  Supplies and expenses                              10.7%          10.8%
  Operating taxes and licenses                        4.3%           4.2%
  Insurance                                           2.2%           1.8%
  Communications and utilities                        2.7%           2.4%
  Depreciation and amortization                       4.1%           2.6%
  Rents and purchased transportation                  7.5%           5.6%
  Other                                               0.6%           0.4%
  Other non-operating (net)                           0.1%           0.1%
                                                   ---------      ---------
Total LTL Operations                                103.2%          95.5%
                                                   =========      =========

FORWARDING OPERATIONS
  Cost of services                                   77.2%          85.1%
  Selling, administrative and
   general                                           20.2%          12.7%
  Other non-operating (net)                           1.0%           1.5%
                                                   ---------      ---------
Total Forwarding Operations                          98.4%          99.3%
                                                   =========      =========

TRUCKLOAD OPERATIONS
  Salaries and wages                                 34.2%           -
  Supplies and expenses                              17.1%           -
  Operating taxes and licenses                        9.9%           -
  Insurance                                           3.6%           -
  Communications and utilities                        1.3%           -
  Depreciation and amortization                       4.9%           -
  Rents and purchased
   transportation                                    20.4%           -
  Other                                               0.6%           -
  Other non-operating (net)                           -              -
                                                   ---------      ---------
Total Truckload Operations                           92.0%           -
                                                   =========      =========








(Continued)                                           Three Months Ended
                                                          March 31
                                                     1996           1995
                                                       ($ thousands)
LOGISTICS OPERATIONS
  Cost of sales                                      93.7%          97.9%
  Selling, administrative
   and general                                       10.5%          11.9%
  Other non-operating (net)                          (0.2)%         (0.2)%
                                                   ---------      ---------
Total Logistics Operations                          104.0%         109.6%
                                                   =========      =========

TIRE OPERATIONS
  Cost of sales                                      78.8%          74.6%
  Selling, administrative
   and general                                       26.3%          20.2%
  Other non-operating (net)                           0.5%           0.4%
                                                   ---------      ---------
Total Tire Operations                               105.6%          95.2%
                                                   =========      =========

Results of Operations

Three Months Ended March 31, 1996 as Compared to the Three Months Ended March 31, 1995

Consolidated revenues of the Company for the three months ended March 31, 1996 were $401 million compared to $311 million for the three months ended March 31, 1995. The Company had an operating loss of $7.7 million for the three months ended March 31, 1996 compared to an operating profit of $12.4 million for the three months ended March 31, 1995. For the three months ended March 31, 1996, the Company had a net loss of $9.6 million, or a loss of $.54 per common share, compared to net income of $5.1 million, or $.21 per common share for the three months ended March 31, 1995. Revenues for the first quarter of 1996 increased due to the Acquisition of WorldWay.

Earnings per common share for the three months ended March 31, 1996 and 1995 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended March 31, 1996 were 19.5 million shares compared to 19.6 million shares for the three months ended March 31, 1995. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and effective
August 12, 1995 through G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the three months ended March 31, 1996 were $295 million, with an operating loss of $9.3 million. Earnings at ABF continue to be negatively affected by a slow economy. So far, ABF has been more successful in retaining its January 1, 1996 freight rate increase of 5.8% than it has in previous years which is part of the reason revenue increased 13.7% on a tonnage increase of 6.9%.

Following the Acquisition of WorldWay, the operations of Carolina Freight Carriers ("Carolina Freight") and Red Arrow Freight Lines ("Red Arrow") were merged into ABF on September 24, 1995. Effective with the merger, ABF inherited Carolina Freight's regional distribution terminal operations, which reconfigured the way freight flowed through ABF's terminal system. This reconfiguration created many operating inefficiencies in ABF's system. Labor dollars as a percent of revenue increased, empty miles increased and weight per trailer decreased, which all had an adverse impact on expenses.

Operating results for the quarter and a slight operating profit for the month of March indicate that ABF's previously disclosed cost reduction measures are having the desired effect. During the quarter, ABF discontinued seven of the inherited regional distribution terminal operations, and five more will be discontinued by mid-May. These closings will realign ABF to its normal terminal system configuration.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees and will increase 3.8% annually effective April 1, 1996.

Forwarding Operations Segment. The Company's forwarding operations are conducted primarily through Clipper and effective August 12, 1995, CaroTrans.

Comparisons for the three months ended March 31, 1996 were affected by the Acquisition of WorldWay in August 1995. Therefore, comparisons of the results of operations for the forwarding operations segment are not meaningful and are not presented.

For the three months ended March 31, 1996, the forwarding operations segment had revenues of $41.8 million with an operating profit of $681,000. Forwarding operations continued to be affected during the three months ended March 31, 1996 by soft economic conditions.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the Acquisition of WorldWay, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

For the three months ended March 31, 1996, Cardinal had revenues of $17.8 million with an operating profit of $1.4 million. Cardinal's operations continued to be affected during the three months ended March 31, 1996 by soft economic conditions.

Logistics Operations Segment. Effective August 12, 1995, with the Acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and effective August 12, 1995, through Complete Logistics and ILI.

For the three months ended March 31, 1996, the logistics operations segment had operating revenues of $13.2 million with an operating loss of $526,000.

Tire Operations Segment. Treadco's revenues for the three months ended
March 31, 1996 decreased 4.8% to $31.6 million from $33.2 million for the three months ended March 31, 1995. For the first quarter of 1996, "same store" sales decreased 9.6% which was offset in part by a 4.5% increase in "new store" sales. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented.

Economic conditions continued to weaken demand for both new replacement and retreaded truck tires during the quarter. Treadco has seen increased competition as Bandag Incorporated ("Bandag") has granted additional franchises in some locations currently being served by Treadco. The new competition has led to increased pricing pressures in the marketplace. As anticipated, Bandag continues to target Treadco's accounts which has caused difficulty in retaining the national account business and in some cases the business retained is at lower profit margins.

Revenues from retreading for three months ended March 31, 1996 decreased 6.4% to $16.6 million from $17.7 million for three months ended March 31, 1995. Revenues from new tire sales decreased 3.0% to $15.0 million for three months ended March 31, 1996 from $15.5 million for three months ended March 31, 1995.

Tire operations segment operating expenses as a percent of revenues were 105.6% for three months ended March 31, 1996 compared to 95.2% for three months ended March 31, 1995. Cost of sales for the tire operations segment as a percent of revenues increased to 78.8% for three months ended March 31, 1996 from 74.6% for three months ended March 31, 1995. The increase resulted primarily from expenses incurred during the conversion and because margins are less on new tires. Selling, administrative and general expenses for the tire operations segment increased to 26.3% for three months ended March 31, 1996 from 20.2% for three months ended March 31, 1995. The increase resulted primarily from higher insurance costs, expenses associated with employee medical benefits and legal costs. Also, the coverage of fixed costs at six new locations hasn't reached levels comparable to Treadco's other locations.

Treadco has converted eight of its production facilities that were under Bandag retread franchises to Oliver Rubber Company ("Oliver") licensed facilities. The converted locations are Little Rock, West Memphis, Pine Bluff, Springdale and Fort Smith (AR), Phoenix (AZ), Springfield (MO) and San Antonio (TX). Treadco plans to complete the conversion of its remaining Bandag franchises to the Oliver process by the end of the third quarter.

The conversion has resulted in up to two lost production days during each conversion, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

Service and Other Segment. Operating income for the other operations segment includes gains of $2.1 million on the sale of real estate. The gains principally are recognized on the sale of excess terminal properties which resulted from the ABF/Carolina Freight merger.

Interest. Interest expense was $7.8 million for three months ended March 31, 1996 compared to $2.1 million for three months ended March 31, 1995 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred or assumed in the acquisition of WorldWay and debt incurred for working capital requirements.

Income Taxes. The difference between the effective tax rate for 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note E to the consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was 1.031 at March 31, 1996 compared to 1.06:1 at December 31, 1995. Net cash used by operating activities for the three months ended March 31, 1996 was $4.5 million compared to net cash provided of $25.8 million for the three months ended March 31, 1995. The decrease is due primarily to the net loss from operations and reductions in accounts payable and accrued expenses.

The Company is in the process of selling excess real estate which resulted from the merger of Carolina Freight and Red Arrow into ABF. So far in 1996, the Company has received net proceeds from the sale of real estate of $19 million and has $13-14 million in pending sales which are projected to close before the end of the second quarter of 1996.

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

Term Loan and Revolving Credit advances bear interest at one of the following rates, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance bears an interest rate equal to the lesser of
(i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale or the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization. Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At March 29, 1996, the average interest rate on the Credit Agreement was 7.9%. The Company pays a commitment fee at a rate per annum equal to the Applicable Margin on the unused amount of the Company's revolving credit commitment.

There were $185 million of Revolver Advances, $72 million of Term Advances and approximately $65 million of letters of credit outstanding at March 31, 1996. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and other equipment, the Treadco common stock owned by the Company and the Company's eligible receivables.

The Term Advances are payable in varying installments commencing in November
1996.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of March 31, 1996, these covenants have been met.

On February 21, 1996, the Company obtained an amendment to the Credit Agreement which revised the agreement so that the Company was in compliance with all covenants. Under the amended Credit Agreement, the Company has pledged substantially all revenue equipment and real property not already pledged under other debt obligations or capital leases.

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

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at Treadco's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At March 31, 1996, the weighted average interest rate was 6.1%. At March 31, 1996, Treadco had $7 million outstanding under the Treadco Credit Agreement. The Treadco Credit Agreement is payable in September 1998. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

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

                                  PART II.

                              OTHER INFORMATION
                          ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business (see Note G to the Company's Unaudited Consolidated Financial Statements).

ITEM 2.  CHANGES IN SECURITIES.

     None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 11 - Statement Re: Computation of Earnings Per Share.

     (b)  Reports on Form 8-K.

          Form 8-K dated February 28, 1996

               Item 5. Other Events. -- $346,971,321 Amended and Restated
                  Credit Agreement dated February 21, 1996 and $30,000,000 Credit Agreement dated February 21, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ARKANSAS BEST CORPORATION
                                                  (Registrant)

Date:  May 13, 1996                   /s/Donald L. Neal
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


Exhibit
  No.

 11   Statement Re: Computation of Earnings per Share