Form 10-Q
period 1996-06-30
ARKANSAS BEST CORP /DE/
filed 1996-08-13
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Quarter Ended June 30, 1996
                          -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at August 1, 1996
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,508,620 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
                 June 30, 1996 and December 31, 1995                    3

               Consolidated Statements of Operations --
               For the Three and Six Months
                 Ended June 30, 1996 and 1995                           5

               Consolidated Statements of Cash Flows --
               For the Six Months Ended June 30, 1996 and 1995          7

               Notes to Consolidated Financial Statements --
                 June 30, 1996                                          9

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      14

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                          26

  Item 2.   Changes in Securities                                      26

  Item 3.   Defaults Upon Senior Securities                            26

  Item 4.   Submission of Matters to a Vote of Security Holders        26

  Item 5.   Other Information                                          26

  Item 6.   Exhibits and Reports on Form 8-K                           26

SIGNATURES                                                             27

EXHIBITS                                                               28

  Exhibit 11.  Statement Re: Computation of Earnings Per Share

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    June 30      December 31
                                                      1996           1995
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $      596     $   16,945
  Trade receivables, less allowances for
     doubtful accounts (1996 -- $12,438,000;
     1995 -- $19,403,000)                            202,384        205,196
  Inventories -- Note C                               33,622         36,850
  Prepaid expenses                                    16,383         13,927
  Federal and state income taxes                      11,454         17,489
  Deferred federal income taxes                       32,080         32,080
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            296,519        322,487

PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                235,071        228,706
  Revenue equipment                                  280,497        285,045
  Manufacturing equipment                             13,939          8,289
  Service, office and other equipment                 66,133         65,474
  Leasehold improvements                               9,557         10,631
  Construction in progress                                 -             44
  Non-operating property                              15,641         15,869
                                                   ---------      ---------
                                                     620,838        614,058
  Less allowances for depreciation
   and amortization                                 (212,762)      (190,906)
                                                   ---------      ---------
                                                     408,076        423,152

OTHER ASSETS                                          56,926         54,783

NET ASSETS HELD FOR SALE                              16,905         39,937

GOODWILL, less amortization (1996 --
  $26,338,000; 1995 -- $24,027,000)                  141,796        145,478
                                                   ---------      ---------

                                                  $  920,222     $  985,837
                                                   =========      =========






ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                    June 30      December 31
                                                      1996           1995
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                  $    4,274     $        -
  Bank drafts payable                                  5,931         12,999
  Trade accounts payable                              71,655         74,998
  Accrued expenses                                   184,756        188,708
  Current portion of long-term debt                   37,742         26,634
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       304,358        303,339

LONG-TERM DEBT, less current portion                 360,521        399,144
OTHER LIABILITIES                                     19,936         18,665
DEFERRED FEDERAL INCOME TAXES                         43,460         48,560
MINORITY INTEREST                                     34,826         38,265

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1996: 19,512,250 shares; 1995: 19,519,061           195            195
  Additional paid-in capital                         207,753        207,807
  Predecessor basis adjustment                       (15,371)       (15,371)
  Retained earnings (deficit)                        (35,471)       (14,782)
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      157,121        177,864

CONTINGENCIES -- Note F
                                                   ---------      ---------
                                                  $  920,222     $  985,837
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                  1996        1995        1996       1995
                                               (unaudited)
                                   ($ thousands, except per share data)
OPERATING REVENUES
  LTL motor
    carrier operations        $ 298,886    $ 240,042   $ 593,809  $ 484,519
  Forwarding operations          45,001       29,658      86,767     58,426
  Truckload motor
   carrier operations            18,917            -      36,755          -
  Logistics operations           14,245        4,293      27,475      8,238
  Tire operations                35,505       37,414      67,118     70,628
  Service and other               1,908          687       3,912      1,490
                              ---------    ---------   ---------  ---------
                                414,462      312,094     815,836    623,301
                              ---------    ---------   ---------  ---------
OPERATING EXPENSES AND
 COSTS -Note E
  LTL motor
    carrier operations          305,787      235,109     609,539    468,232
  Forwarding operations          43,416       28,827      84,107     56,970
  Truckload motor
    carrier operations           17,465            -      33,877          -
  Logistics operations           14,511        4,701      28,298      9,033
  Tire operations                36,827       35,519      70,065     67,016
  Service and other               2,439          734       4,775      1,492
                              ---------    ---------   ---------  ---------
                                420,445      304,890     830,661    602,743
                              ---------    ---------   ---------  ---------
OPERATING INCOME (LOSS)         (5,983)        7,204    (14,825)     20,558

OTHER INCOME (EXPENSE)
  Gain on asset sales               857        1,512       3,295      1,825
  Interest                       (7,603)      (2,521)    (15,404)    (4,649)
  Minority interest
    in subsidiary                   486         (585)      1,127     (1,074)
  Other, net                     (1,919)      (1,325)     (3,192)    (2,617)
                              ---------    ---------   ---------  ---------
                                 (8,179)      (2,919)    (14,174)    (6,515)
                              ---------    ---------   ---------  ---------
INCOME (LOSS) BEFORE
    INCOME TAXES                (14,162)       4,285     (28,999)    14,043











ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS  (Continued)

                                Three Months Ended       Six Months Ended
                                     June 30                 June 30
                                  1996        1995        1996       1995
                                               (unaudited)
                                   ($ thousands, except per share data)

FEDERAL AND STATE INCOME
  TAXES (CREDIT) -Note E
  Current                        (1,201)       2,642      (4,842)    10,142
  Deferred                       (4,175)         (40)     (5,812)    (2,924)
                              ---------    ---------   ---------  ---------
                                 (5,376)       2,602     (10,654)     7,218
                              ---------    ---------   ---------  ---------
NET INCOME (LOSS)             $  (8,786)   $   1,683   $ (18,345) $   6,825
                              =========    =========   =========  =========

NET INCOME (LOSS) PER SHARE   $   (0.51)   $     .03   $   (1.05) $     .24
                              =========    =========   =========  =========

AVERAGE COMMON
  SHARES OUTSTANDING:         19,512,367   19,515,132  19,514,453 19,540,768
                              ==========   ==========  ========== ==========

CASH DIVIDENDS PAID
  PER COMMON SHARE            $       -    $     0.01  $    0.01  $     0.02
                              ==========   ==========  ========== ==========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Six Months Ended
                                                         June 30
                                                     1996           1995
                                                       (unaudited)
                                                      ($ thousands)

OPERATING ACTIVITIES
  Net income (loss)                               $  (18,345)    $    6,825
  Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
     Depreciation and amortization                    29,873         16,189
     Amortization of intangibles                       2,311          2,367
     Other amortization                                1,664            308
     Provision for losses on
      accounts receivable                              4,114          1,486
     Provision for deferred
      income taxes                                    (5,812)        (2,924)
     Gain on asset sales                              (3,294)        (1,825)
     Gain on issuance of
      subsidiary stock                                     -            (20)
     Minority interest in
      subsidiary                                      (1,377)         1,074
     Changes in operating
      assets and liabilities:
       Accounts receivable                                89          2,162
       Inventories and
        prepaid expenses                                 753         (2,269)
       Other assets                                   (1,575)           738
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                         (7,165)         6,711
                                                   ---------      ---------
NET CASH PROVIDED
 BY OPERATING ACTIVITIES                               1,236         30,822

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (15,455)       (25,459)
  Proceeds from asset sales                           37,177          8,660
  Adjustment to the acquisition
    of the Clipper Group                                   -            (84)
                                                   ---------      ---------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                              21,722        (16,883)







ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     Six Months Ended
                                                         June 30
                                                     1996           1995
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs and expenses
   incurred in borrowing activities               $   (3,512)    $        -
  Borrowings under revolving
   credit facilities                                  98,660         17,000
  Principal payments under
   term loan facilities                               (6,496)        (1,000)
  Payments under revolving
   credit facilities                                (119,660)        (6,000)
  Principal payments on
   other long-term debt                               (9,487)       (13,235)
  Dividends paid to minority
   shareholders of subsidiary                           (254)          (220)
  Dividends paid                                      (2,344)        (2,539)
  Retirement of subsidiary preferred stock              (371)             -
  Net increase (decrease)
   in cash overdrafts                                  4,157         (5,989)
                                                   ---------      ---------
NET CASH USED BY
 FINANCING ACTIVITIES                                (39,307)       (11,983)
                                                   ---------      ---------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (16,349)         1,956
  Cash and cash equivalents
   at beginning of period                             16,945          3,458
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      596     $    5,414
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier and freight forwarding operations and truck tire retreading and sales. Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company and related companies (the "Clipper Group") and, effective August 12, 1995, WorldWay Corporation ("WorldWay") (see Note C). The principal subsidiaries of WorldWay included Carolina Freight Carriers Corp. ("Carolina Freight") , Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics") and Innovative Logistics Incorporated ("Innovative Logistics"). Carolina Freight was merged into ABF on September 25, 1995.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C - INVENTORIES

                                                    June 30      December 31
                                                      1996           1995
                                                        ($ thousands)

Finished goods                                      $ 23,460       $ 25,579
Materials                                              6,819          7,621
Repair parts, supplies and other                       3,343          3,650
                                                    --------       --------
                                                    $ 33,622       $ 36,850
                                                    ========       ========

NOTE D - FEDERAL AND STATE INCOME TAXES

                                    Three Months Ended   Six Months Ended
                                         June 30             June 30
                                       1996      1995      1996      1995
                                                ($ thousands)

Income tax (credit) at regular rates $(4,957)  $ 1,500  $(10,150)   $ 4,915
Percent                                (35.0)%    35.0%    (35.0)%     35.0%

State taxes less federal benefits        (13)      446      (240)     1,130
Percent                                 (0.1)%    10.4%     (0.8)%      8.1%

Amortization of
  nondeductible goodwill                 223       266       503        532
Percent                                  1.6%      6.2%      1.7%       3.8%

Minority interest                       (170)      205      (394)       376
Percent                                 (1.2)%     4.8%     (1.4)%      2.7%

Other items                             (459)      185      (373)       265
Percent                                 (3.3)%     4.3%     (1.2)%      1.8%
                                      ------    ------   -------     ------
Income tax expense (benefit)         $(5,376)  $ 2,602  $(10,654)   $ 7,218
Percent                                (38.0)%    60.7%    (36.7)%     51.4%
                                      ======    ======   =======     ======

NOTE E - OPERATING EXPENSES AND COSTS

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1996        1995       1996       1995
                                               ($ thousands)

LTL Motor Carrier Operations:
  Salaries and wages             $209,000   $166,751   $418,297    $331,926
  Supplies and expenses            33,673     25,892     65,222      52,264
  Operating taxes and licenses     12,545      9,691     25,102      20,026
  Insurance                         6,625      5,596     13,151      10,081
  Communications and utilities      7,406      5,798     15,241      11,600
  Depreciation and
   amortization                    10,704      6,810     22,760      13,203
  Rents and purchased
    transportation                 21,918     13,496     43,948      27,111
  Other                             3,916      1,075      5,818       2,021
                                 --------   --------   --------    --------
                                  305,787    235,109    609,539     468,232
                                 --------   --------   --------    --------
Forwarding Operations:
  Cost of services                 35,148     25,099     67,391      49,587
  Selling, administrative and
   general                          8,268      3,728     16,716       7,383
                                 --------   --------   --------    --------
                                   43,416     28,827     84,107      56,970
                                 --------   --------   --------    --------

Truckload Motor Carrier
 Operations:
  Salaries and wages                6,890          -     12,988           -
  Supplies and expenses             3,175          -      6,233           -
  Operating taxes and licenses      1,797          -      3,570           -
  Insurance                           673          -      1,318           -
  Communications and utilities        234          -        467           -
  Depreciation and amortization       895          -      1,761           -
  Rents and purchased
    transportation                  3,713          -      7,351           -
  Other                                88          -        189           -
                                 --------   --------   --------    --------
                                   17,465          -     33,877           -
                                 --------   --------   --------    --------
Logistics Operations:
  Cost of services                 12,932      4,170     25,331       8,031
  Selling, administrative
   and general                      1,579        531      2,967       1,002
                                 --------   --------   --------    --------
                                   14,511      4,701     28,298       9,033
                                 --------   --------   --------    --------
Tire Operations:
  Cost of sales                    27,699     27,765     52,614      52,546
  Selling, administrative
   and general                      9,128      7,754     17,451      14,470
                                 --------   --------   --------    --------
                                   36,827     35,519     70,065      67,016
                                 --------   --------   --------    --------

Service and Other                   2,439        734      4,775       1,492
                                 --------   --------   --------    --------
                                 $420,445   $304,890   $830,661    $602,743
                                 ========   ========   ========    ========

NOTE F - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS AND OTHER EVENTS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation ("Riverside") and MR Realty Associates, L.P. ("Plaintiffs") against the Company and a subsidiary. Plaintiffs asserted state law, Employee Retirement Income Security Act of 1974 and securities claims against the Company in connection with the Company's sale of Riverside in April 1989. Plaintiffs sought approximately $4 million in actual damages and $10 million in punitive damages.

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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 170 underground tanks located in 34 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of June 30, 1996, the Company has accrued approximately $2 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

On October 30, 1995, Treadco filed a lawsuit in Arkansas State Court alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees have violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At Treadco's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J.J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchisees, from diverting or soliciting Treadco's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of Treadco's confidential information.

On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

The Federal District Court has ruled that under terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag are to be decided by arbitration. Treadco and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has not yet been set.

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

                                  Three Months Ended     Six Months Ended
                                       June 30               June 30
                                   1996        1995       1996       1995
                                               ($ thousands)

OPERATING REVENUES
  LTL motor carrier operations   $298,886   $240,042   $593,809    $484,519
  Forwarding operations            45,001     29,658     86,767      58,426
  Truckload motor carrier
    operations                     18,917          -     36,755           -
  Logistics operations             14,245      4,293     27,475       8,238
  Tire operations                  35,505     37,414     67,118      70,628
  Other                             1,908        687      3,912       1,490
                                 --------   --------   --------    --------
                                 $414,462   $312,094   $815,836    $623,301
                                 ========   ========   ========    ========

OPERATING EXPENSE AND COSTS

LTL MOTOR CARRIER OPERATIONS
  Salaries and wages             $209,000   $166,751   $418,297    $331,926
  Supplies and expenses            33,673     25,892     65,222      52,264
  Operating taxes and licenses     12,545      9,691     25,102      20,026
  Insurance                         6,625      5,596     13,151      10,081
  Communications and utilities      7,406      5,798     15,241      11,600
  Depreciation and amortization    10,704      6,810     22,760      13,203
  Rents and purchased
   transportation                  21,918     13,496     43,948      27,111
  Other                             3,916      1,075      5,818       2,021
  Other non-operating (net)           223       (679)       722        (360)
                                 --------   --------   --------    --------
                                  306,010    234,430    610,261     467,872

FORWARDING OPERATIONS
  Cost of services                 35,148     25,099     67,391      49,587
  Selling, administrative
   and general                      8,268      3,728     16,716       7,383
  Other non-operating (net)           410        434        804         860
                                 --------   --------   --------    --------
                                   43,826     29,261     84,911      57,830

TRUCKLOAD MOTOR CARRIER
 OPERATIONS
  Salaries and wages                6,890          -     12,988           -
  Supplies and expenses             3,175          -      6,233           -
  Operating taxes and licenses      1,797          -      3,570           -
  Insurance                           673          -      1,318           -
  Communications and utilities        234          -        467           -
  Depreciation and amortization       895          -      1,761           -
  Rents and purchased
   transportation                   3,713          -      7,351           -
  Other                                88          -        189           -
  Other non-operating (net)             1          -          2           -
                                 --------   --------   --------    --------
                                   17,466          -     33,879           -

LOGISTICS OPERATIONS
  Cost of services                 12,932      4,170     25,331       8,031
  Selling, administrative
   and general                      1,579        531      2,967       1,002
  Other non-operating (net)           (21)       (14)       (52)        (23)
                                 --------   --------   --------    --------
                                   14,490      4,687     28,246       9,010

TIRE OPERATIONS
  Cost of sales                    27,699     27,765     52,614      52,546
  Selling, administrative
   and general                      9,128      7,754     17,451      14,470
  Other non-operating (net)             6         (5)       143         120
                                 --------   --------   --------    --------
                                   36,833     35,514     70,208      67,136

SERVICE AND OTHER                   2,882        811      3,053       1,687
                                 --------   --------   --------    --------
                                 $421,507   $304,703   $830,558    $603,535
                                 ========   ========   ========    ========

OPERATING PROFIT (LOSS)
  LTL motor carrier operations   $ (7,124)  $  5,612   $(16,452)   $ 16,647
  Forwarding operations             1,175        397      1,856         596
  Truckload motor carrier
    operations                      1,451          -      2,876           -
  Logistics operations               (245)      (394)      (771)       (772)
  Tire operations                  (1,328)     1,900     (3,090)      3,492
  Other                              (974)      (124)       859        (197)
                                 --------   --------   --------    --------
TOTAL OPERATING PROFIT (LOSS)      (7,045)     7,391    (14,722)     19,766
MINORITY INTEREST                    (486)       585     (1,127)      1,074
INTEREST EXPENSE                    7,603      2,521     15,404       4,649
                                 --------   --------   --------    --------
INCOME (LOSS)
 BEFORE INCOME TAXES             $(14,162)  $  4,285   $(28,999)   $ 14,043
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

                                       Three Months Ended   Six Months Ended
                                            June 30             June 30
                                        1996      1995      1996      1995

LTL MOTOR CARRIER OPERATIONS
  Salaries and wages                    69.9%     69.5%     70.4%     68.5%
  Supplies and expenses                 11.3      10.8      11.0      10.8
  Operating taxes and licenses           4.2       4.0       4.2       4.1
  Insurance                              2.2       2.3       2.2       2.1
  Communications and utilities           2.5       2.4       2.6       2.4
  Depreciation and amortization          3.6       2.8       3.8       2.7
  Rents and purchased transportation     7.3       5.6       7.4       5.6
  Other                                  1.3       0.4       1.0       0.4
  Other non-operating (net)              0.1      (0.1)      0.2       -
                                       -----     -----     -----     -----
                                       102.4%     97.7%    102.8%     96.6%
                                       =====     =====     =====     =====
FORWARDING OPERATIONS
  Cost of services                      78.1%     84.6%     77.7%     84.9%
  Selling, administrative
   and general                          18.4      12.6      19.3      12.6
  Other non-operating (net)              0.9       1.5       0.9       1.5
                                       -----     -----     -----     -----
                                        97.4%     98.7%     97.9%     99.0%
                                       =====     =====     =====     =====
TRUCKLOAD MOTOR CARRIER OPERATIONS
  Salaries and wages                    36.4%      -        35.3%      -
  Supplies and expenses                 16.8       -        17.0       -
  Operating taxes and licenses           9.5       -         9.7       -
  Insurance                              3.6       -         3.6       -
  Communications and utilities           1.2       -         1.3       -
  Depreciation and amortization          4.7       -         4.8       -
  Rents and purchased transportation    19.6       -        20.0       -
  Other                                  0.5       -         0.5       -
  Other non-operating (net)              -         -         -         -
                                       -----     -----     -----     -----
                                        92.3%      -        92.2%      -
                                       =====     =====     =====     =====
LOGISTICS OPERATIONS
  Cost of services                      90.8%     97.1%     92.2%     97.5%
  Selling, administrative and
   general                              11.1%     12.4%     10.8%     12.2%
  Other non-operating (net)             (0.2)     (0.3)     (0.2)     (0.3)
                                       -----     -----     -----     -----
                                       101.7%    109.2%    102.8%    109.4%
                                       =====     =====     =====     =====
TIRE OPERATIONS
  Cost of sales                         78.0%     74.2%     78.4%     74.4%
  Selling, administrative
   and general                          25.7      20.7      26.0      20.5
  Other non-operating (net)              -         -         0.2       0.2
                                       -----     -----     -----     -----
                                       103.7%     94.9%    104.6%     95.1%
                                       =====     =====     =====     =====

Results of Operations

Three Months Ended June 30, 1996 as Compared to the Three Months Ended June 30, 1995


Consolidated revenues of the Company for the three months ended June 30, 1996 were $414 million compared to $312 million for the three months ended
June 30, 1995. The Company had an operating loss of $7.0 million for the three months ended June 30, 1996 compared to an operating profit of $7.4 million for the three months ended June 30, 1995. For the three months ended June 30, 1996, the Company had a net loss of $8.8 million, or a loss of $.51 per common share, compared to net income of $1.7 million, or $.03 per common share for the three months ended June 30, 1995. Revenues for the first quarter of 1996 increased due to the acquisition of WorldWay.

Earnings per common share for the three months ended June 30, 1996 and 1995 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for both periods were 19.5 million. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and, effective
August 12, 1995, through G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the three months ended June 30, 1996 were $299 million, with an operating loss of $7.1 million. For the three months ended June 30, 1996, ABF accounted for 92% of LTL segment revenues. So far, ABF has been more successful in retaining its January 1, 1996 freight rate increase of 5.8% than it has in previous years which is part of the reason revenue increased 16.6% on a tonnage increase of 11.2%.

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

During the quarter, ABF discontinued five of the inherited regional distribution terminal operations. These closings have completed ABF's network reconfiguration, returning ABF to its normal terminal system configuration.

Salaries, wages and benefits increased 3.8% annually effective April 1, 1996, pursuant to ABF's collective bargaining agreement with its Teamsters employees compared to a 3.3% annual increase effective April 1, 1995.

The total expenses as a percent of revenue were 102.4% for the second quarter, 1996 compared to 103.2% for the first quarter, 1996. Salaries and wages as a percent of revenue decreased primarily as a result of ABF's terminal reconfiguration and G.I. Trucking's improved labor costs as they continue to replace revenue lost during the merger of Carolina Freight into ABF.

Forwarding Operations Segment. The Company's forwarding operations are conducted primarily through Clipper and, effective August 12, 1995, CaroTrans.

Comparisons for the three months ended June 30, 1996 were affected by the acquisition of WorldWay in August 1995. Therefore, comparisons of the results of operations for the forwarding operations segment are not meaningful and are not presented.

For the three months ended June 30, 1996, the forwarding operations segment had revenues of $45.0 million with an operating profit of $1.2 million. Forwarding operations were affected during the three months ended June 30, 1996 by soft economic conditions.

The total expenses as a percent of revenue were 97.4% for the second quarter, 1996 compared to 98.4% for the first quarter, 1996. The decrease resulted primarily from the seasonal increase in revenue covering the fixed portion of expenses.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

For the three months ended June 30, 1996, Cardinal had revenues of $18.9 million with an operating profit of $1.5 million. Cardinal's operations were affected during the three months ended June 30, 1996 by soft economic conditions.

The total expenses as a percent of revenue were 92.3% for the second quarter, 1996 compared to 92.0% for the first quarter, 1996 resulting primarily from an increase in expenses relating to employee medical benefits.

Logistics Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and, effective August 12, 1995, through Complete Logistics and Innovative Logistics, Inc.

For the three months ended June 30, 1996, the logistics operations segment had operating revenues of $14.2 million with an operating loss of $245,000.

The total expenses as a percent of revenue were 101.7% for the second quarter, 1996 compared to 104.0% for the first quarter, 1996. The decrease resulted primarily from the seasonal increase in revenue covering the fixed portion of expenses.

Tire Operations Segment. Treadco's revenues for the three months ended
June 30, 1996 decreased 5.1% to $35.5 million from $37.4 million for the three months ended June 30, 1995. For the second quarter of 1996, "same store" sales decreased 9.2% which was offset in part by a 4.1% increase in "new store" sales. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented.

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

Revenues from retreading for three months ended June 30, 1996 decreased 10.1% to $17.7 million from $19.7 million for three months ended June 30, 1995. Revenues from new tire sales were $17.8 million for three months ended
June 30, 1996 compared to $17.7 million for three months ended June 30, 1995.

Tire operations segment operating expenses as a percent of revenues were 103.7% for three months ended June 30, 1996 compared to 94.9% for three months ended June 30, 1995. Cost of sales for the tire operations segment as a percent of revenues increased to 78.0% for three months ended June 30, 1996 from 74.2% for three months ended June 30, 1995. The increase resulted primarily from expenses incurred during the conversion and because tire margins are less as a result of increased pricing pressures. Selling, administrative and general expenses for the tire operations segment increased to 25.7% for three months ended June 30, 1996 from 20.7% for three months ended June 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and legal costs. Also, the coverage of fixed costs at six new locations hasn't reached levels comparable to Treadco's other locations.

Treadco converted seven of its production facilities that were under Bandag retread franchises to Oliver Rubber Company ("Oliver") licensed facilities during the first quarter of 1996 and nine facilities in the second quarter. Treadco plans to complete the conversion of its remaining Bandag franchises to the Oliver process by the end of the third quarter.

The conversion has resulted in up to two lost production days during each conversion, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

Service and Other Segment. The increased operating loss for the other operations segment resulted primarily from amortization of deferred financing costs related to the Company's Credit Agreement.

Interest. Interest expense was $7.6 million for three months ended June 30, 1996 compared to $2.5 million for three months ended June 30, 1995 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred or assumed in the acquisition of WorldWay and debt incurred for working capital requirements.

Income Taxes. The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note E to the consolidated financial statements).

Six Months Ended June 30, 1996 as Compared to the Six Months Ended
June 30, 1995


Consolidated revenues of the Company for the six months ended June 30, 1996 were $816 million compared to $623 million for the six months ended
June 30, 1995. The Company had an operating loss of $14.7 million for the six months ended June 30, 1996 compared to an operating profit of $19.8 million for the six months ended June 30, 1995. For the six months ended June 30, 1996, the Company had a net loss of $18.3 million, or a loss of $1.05 per common share, compared to net income of $6.8 million, or $.24 per common share for the six months ended June 30, 1995. Revenues for the six months ended June 30, 1996 increased due to the acquisition of WorldWay.

Earnings per common share for the six months ended June 30, 1996 and 1995 give consideration to preferred stock dividends of $2.2 million. Average common shares outstanding for both periods were 19.5 million. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and, effective
August 12, 1995, through G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the six months ended June 30, 1996 were $594 million, with an operating loss of $16.5 million. For the six months ended June 30, 1996, ABF accounted for 92% of LTL revenue. So far, ABF has been more successful in retaining its January 1, 1996 freight rate increase of 5.8% than it has in previous years which is part of the reason revenue increased 15.1% on a tonnage increase of 9.0%.

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

During 1996, ABF discontinued twelve of the inherited regional distribution terminal operations. These closings have completed ABF's network reconfiguration, returning ABF to its normal terminal system configuration.

Salaries, wages and benefits increased 3.8% annually effective April 1, 1996, pursuant to ABF's collective bargaining agreement with its Teamsters employees.

Forwarding Operations Segment. The Company's forwarding operations are conducted primarily through Clipper and effective August 12, 1995, CaroTrans.

Comparisons for the six months ended June 30, 1996 were affected by the acquisition of WorldWay in August 1995. Therefore, comparisons of the results of operations for the forwarding operations segment are not meaningful and are not presented.

For the six months ended June 30, 1996, the forwarding operations segment had revenues of $86.8 million with an operating profit of $1.9 million. Forwarding operations were affected during the six months ended June 30, 1996 by soft economic conditions.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

For the six months ended June 30, 1996, Cardinal had revenues of $36.8 million with an operating profit of $2.9 million. Cardinal's operations were affected during the six months ended June 30, 1996 by soft economic conditions.

Logistics Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and effective August 12, 1995, through Complete Logistics and Innovative Logistics, Inc.

For the six months ended June 30, 1996, the logistics operations segment had operating revenues of $27.5 million with an operating loss of $771,000.

Tire Operations Segment. Treadco's revenues for the six months ended
June 30, 1996 decreased 5% to $67.1 million from $70.6 million for the six months ended June 30, 1995. For the six months ended June 30, 1996, "same store" sales decreased 8.2% which was offset in part by a 3.1% increase in "new store" sales. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented.

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

Revenues from retreading for six months ended June 30, 1996 decreased 8.3% to $34.3 million from $37.4 million for six months ended June 30, 1995. Revenues from new tire sales decreased 1.2% to $32.8 million for six months ended
June 30, 1996 compared to $33.2 million for six months ended June 30, 1995.

Tire operations segment operating expenses as a percent of revenues were 104.6% for six months ended June 30, 1996 compared to 95.1% for six months ended June 30, 1995. Cost of sales for the tire operations segment as a percent of revenues increased to 78.4% for six months ended June 30, 1996 from 74.4% for six months ended June 30, 1995. The increase resulted primarily from expenses incurred during the conversion and because tire margins are less as a result of increased pricing pressures (see above). Selling, administrative and general expenses for the tire operations segment increased to 26.0% for six months ended June 30, 1996 from 20.5% for six months ended June 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and legal costs. Also, the coverage of fixed costs at six new locations hasn't reached levels comparable to Treadco's other locations.

Treadco converted seven of its production facilities that were under Bandag retread franchises to Oliver licensed facilities during the first quarter of 1996 and nine facilities in the second quarter. Treadco plans to complete the conversion of its remaining Bandag franchises to the Oliver process by the end of the third quarter.

The conversion has resulted in up to two lost production days during each conversion, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

Service and Other Segment. The difference in operating income for the other operations segment relates primarily to gains of $2.6 million on the sale of assets offset in part by $1.4 million of amortization of deferred financing costs. The gains principally are recognized on the sale of excess terminal properties which resulted from the ABF/Carolina Freight merger.

Interest. Interest expense was $15.4 million for six months ended June 30, 1996 compared to $4.6 million for six months ended June 30, 1995 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred or assumed in the acquisition of WorldWay and debt incurred for working capital requirements.

Income Taxes. The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note E to the consolidated financial statements).

Liquidity and Capital Resources
The ratio of current assets to current liabilities was .97:1 at June 30, 1996 compared to 1.06:1 at December 31, 1995. Net cash provided by operating activities for the six months ended June 30, 1996 was $1.2 million compared to net cash provided of $30.8 million for the six months ended June 30, 1995. The decrease is due primarily to the net loss from operations and reductions in accounts payable and accrued expenses.

The Company is in the process of selling excess real estate which resulted from the merger of Carolina Freight and Red Arrow into ABF. So far in 1996, the Company has received net proceeds from the sale of real estate of $26 million and has approximately $6 million in pending sales which are projected to close before the end of 1996.

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

Term Loan and Revolving Credit advances bear interest at one of the following rates, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance bears an interest rate equal to the lesser of
(i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale or the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization. Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At June 30, 1996, the average interest rate on the Credit Agreement was 8%. The Company pays a commitment fee at a rate per annum equal to the Applicable Margin on the unused amount of the Company's revolving credit commitment.

There were $186 million of Revolver Advances, $69.5 million of Term Advances and approximately $69 million of letters of credit outstanding at June 30, 1996. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and other equipment, the Treadco common stock owned by the Company and the Company's eligible receivables.

The Term Advances are payable in varying installments commencing in November
1996.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of June 30, 1996, these covenants have been met.

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

Also, on February 21, 1996, the Company obtained an additional credit agreement which provides for borrowings of up to $30 million. This agreement bears interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement in the case of prime rate advances, or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement in the case of Eurodollar rate advances. The maturity date of this agreement is June 30, 1997. This agreement contains covenants that are substantially the same as the covenants contained in the primary credit agreement.

The Company assumed the Subordinated Debentures of WorldWay which were issued in April 1986. The debentures bear interest at 6.25% per annum, payable semi-annually, on a par value of $50,000,000. The debentures are payable April 15, 2011. The Company may redeem the debentures at 100%. The Company is required to redeem through a mandatory sinking fund commencing before April 15, in each of the years from 1997 to 2010, an amount in cash sufficient to redeem $2,500,000 annually of the aggregate principal amount of the debentures issued.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at Treadco's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At June 30, 1996, the weighted average interest rate was 6.2%. At June 30, 1996, Treadco had $6 million outstanding under the Treadco Credit Agreement. The Treadco Credit Agreement is payable in September 1998. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

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

                                  PART II.

                              OTHER INFORMATION
                          ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks in excess of retention levels arising out of the normal course of its business (see Note G to the Company's Unaudited Consolidated Financial Statements).
ITEM 2.  CHANGES IN SECURITIES.

     None.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 11 - Statement Re: Computation of Earnings Per Share.

     (b)  Reports on Form 8-K.

          None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ARKANSAS BEST CORPORATION
                                                  (Registrant)

Date:  August 13, 1996                /s/Donald L. Neal
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