Form 10-Q
period 1996-09-30
ARKANSAS BEST CORP /DE/
filed 1996-11-13
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the Quarter Ended September 30, 1996
                          ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at November 1, 1996
  ---------------------------------     --------------------------------
    Common Stock, $.01 par value                19,504,473 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                      Page
                                                                      ----
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Consolidated Balance Sheets --
                 September 30, 1996 and December 31, 1995               3

               Consolidated Statements of Operations --
               For the Three and Nine Months
                 Ended September 30, 1996 and 1995                      5

               Consolidated Statements of Cash Flows --
               For the Nine Months Ended September 30, 1996 and 1995    7

               Notes to Consolidated Financial Statements --
                 September 30, 1996                                     9

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      14

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings                                          27

  Item 2.   Changes in Securities                                      27

  Item 3.   Defaults Upon Senior Securities                            27

  Item 4.   Submission of Matters to a Vote of Security Holders        27

  Item 5.   Other Information                                          27

  Item 6.   Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                             28

EXHIBITS                                                               29

  Exhibit 11.  Statement Re: Computation of Earnings Per Share

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                  September 30   December 31
                                                      1996           1995
                                                  (unaudited)       (note)
                                                       ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $       91     $   16,945
  Trade receivables, less allowances for
     doubtful accounts (1996 -- $7,583,000;
     1995 -- $19,403,000)                            203,928        205,196
  Inventories -- Note C                               32,611         36,850
  Prepaid expenses                                    17,360         13,927
  Federal and state income taxes                      16,749         17,489
  Deferred federal income taxes                       31,956         32,080
                                                   ---------      ---------
     TOTAL CURRENT ASSETS                            302,695        322,487

PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                232,100        228,706
  Revenue equipment                                  271,699        285,045
  Manufacturing equipment                             16,312          8,289
  Service, office and other equipment                 65,834         65,474
  Leasehold improvements                               9,333         10,631
  Construction in progress                                 -             44
  Non-operating property                              16,278         15,869
                                                   ---------      ---------
                                                     611,556        614,058
  Less allowances for depreciation
   and amortization                                 (216,812)      (190,906)
                                                   ---------      ---------
                                                     394,744        423,152

OTHER ASSETS                                          55,365         54,783

NET ASSETS HELD FOR SALE                              14,697         39,937

GOODWILL, less amortization (1996 --
  $27,220,000; 1995 -- $24,027,000)                  156,313        145,478
                                                   ---------      ---------

                                                  $  923,814     $  985,837
                                                   =========      =========






ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                  September 30   December 31
                                                      1996           1995
                                                  (unaudited)       (note)
                                                       ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                  $    1,600     $        -
  Bank drafts payable                                  3,478         12,999
  Trade accounts payable                              78,184         74,998
  Accrued expenses                                   199,142        188,708
  Current portion of long-term debt                   45,138         26,634
                                                   ---------      ---------
     TOTAL CURRENT LIABILITIES                       327,542        303,339

LONG-TERM DEBT, less current portion                 358,141        399,144
OTHER LIABILITIES                                     19,689         18,665
DEFERRED FEDERAL INCOME TAXES                         36,066         48,560
MINORITY INTEREST                                     34,843         38,265

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares; issued
     1,495,000 shares                                     15             15
  Common stock, $.01 par value, authorized
     70,000,000 shares; issued and outstanding
     1996: 19,508,620 shares; 1995: 19,519,061           195            195
  Additional paid-in capital                         207,726        207,807
  Predecessor basis adjustment                       (15,371)       (15,371)
  Accumulated deficit                                (45,032)       (14,782)
                                                   ---------      ---------
     TOTAL SHAREHOLDERS' EQUITY                      147,533        177,864

CONTINGENCIES -- Note F
                                                   ---------      ---------
                                                  $  923,814     $  985,837
                                                   =========      =========

<F1>
Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                  1996        1995        1996       1995
                                               (unaudited)
                                   ($ thousands, except per share data)
OPERATING REVENUES
  LTL motor
    carrier operations        $ 305,926    $ 299,317   $ 899,735  $ 783,836
  Forwarding operations          47,552       38,189     134,319     96,615
  Truckload motor
   carrier operations            19,171       10,162      55,926     10,162
  Logistics operations           14,007        9,866      41,482     18,105
  Tire operations                39,488       40,065     106,606    110,693
  Service and other               2,369          952       6,281      2,442
                              ---------    ---------   ---------  ---------
                                428,513      398,551   1,244,349  1,021,853
                              ---------    ---------   ---------  ---------
OPERATING EXPENSES AND
 COSTS -Note E
  LTL motor
    carrier operations          307,932      317,827     917,471    786,059
  Forwarding operations          48,370       36,337     132,477     93,307
  Truckload motor
    carrier operations           18,138        8,967      52,015      8,967
  Logistics operations           15,078       10,298      43,376     19,331
  Tire operations                40,184       38,460     110,249    105,476
  Service and other               2,530          802       7,305      2,295
                              ---------    ---------   ---------  ---------
                                432,232      412,691   1,262,893  1,015,435
                              ---------    ---------   ---------  ---------
OPERATING INCOME (LOSS)          (3,719)     (14,140)    (18,544)     6,418

OTHER INCOME (EXPENSE)
  Gain on asset sales             1,141        1,079       4,436      2,904
  Interest                       (7,906)      (5,569)    (23,310)   (10,218)
  Minority interest
    in subsidiary                   (82)        (449)      1,045     (1,523)
  Other, net                     (1,988)      (1,692)     (5,180)    (4,310)
                              ---------    ---------   ---------  ---------
                                 (8,835)      (6,631)    (23,009)   (13,147)
                              ---------    ---------   ---------  ---------
LOSS BEFORE INCOME TAXES        (12,554)     (20,771)    (41,553)    (6,729)












ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS  (Continued)

                                Three Months Ended      Nine Months Ended
                                   September 30            September 30
                                  1996        1995        1996       1995
                                               (unaudited)
                                   ($ thousands, except per share data)

FEDERAL AND STATE INCOME
  TAXES (CREDIT) -Note D
  Current                        (5,067)     (11,335)    (9,909)     (1,193)
  Deferred                          999        3,692     (4,813)        768
                              ---------    ---------  ---------   ---------
                                 (4,068)      (7,643)   (14,722)       (425)
                              ---------    ---------  ---------   ---------
NET LOSS                      $  (8,486)   $ (13,128) $ (26,831)  $  (6,304)
                              =========    =========  =========   =========


LOSS PER COMMON SHARE:

NET LOSS                      $   (0.49)   $   (0.73)  $  (1.54)  $   (0.49)
                              =========    =========   ========   =========

AVERAGE COMMON
  SHARES OUTSTANDING:         19,508,620   19,526,200  19,512,509 19,517,872
                              ==========   ==========  ========== ==========

CASH DIVIDENDS PAID
  PER COMMON SHARE            $       -    $     0.01  $     0.01 $     0.03
                              ==========   ==========  ========== ==========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine Months Ended
                                                        September 30
                                                     1996           1995
                                                         (unaudited)
                                                        ($ thousands)

OPERATING ACTIVITIES
  Net loss                                        $  (26,831)     $   (6,304)
  Adjustments to reconcile net
   loss to net cash used
   by operating activities:
     Depreciation and amortization                    43,253         30,239
     Amortization of intangibles                       3,464          3,554
     Other amortization                                2,691            553
     Provision for losses on
      accounts receivable                              6,820          2,136
     Provision (credit) for deferred
      income taxes                                    (4,813)           768
     Gain on asset sales                              (4,436)        (2,904)
     Gain on issuance of
      subsidiary stock                                     -            (20)
     Minority interest in
      subsidiary                                      (1,295)         1,523
     Changes in operating
      assets and liabilities:
       Accounts receivable                            (1,653)       (43,289)
       Inventories and
        prepaid expenses                                 618          2,095
       Other assets                                   (2,509)        (6,109)
       Accounts payable, bank
        drafts payable, taxes
        payable, accrued expenses
        and other liabilities                        (16,165)       (20,327)
                                                   ---------      ---------
NET CASH USED BY OPERATING ACTIVITIES                   (856)       (38,085)

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                           (22,540)       (34,318)
  Proceeds from asset sales                           49,220         11,412
  Adjustment to the acquisition
    of the Clipper Group                                   -            (84)
  Acquisition of WorldWay
    Corporation                                            -        (69,701)
                                                   ---------      ---------
NET CASH PROVIDED (USED)
 BY INVESTING ACTIVITIES                              26,680        (92,691)






ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                    Nine Months Ended
                                                       September 30
                                                     1996           1995
                                                      ($ thousands)

FINANCING ACTIVITIES
  Deferred financing costs and expenses
   incurred in borrowing activities               $   (3,512)    $   (4,559)
  Proceeds from the issuance
   of common stock                                         -            171
  Proceeds from term loan                                  -         75,000
  Borrowings under revolving
   credit facilities                                 203,060        159,975
  Principal payments under
   term loan facilities                              (11,566)        (1,500)
  Payments under revolving
   credit facilities                                (214,060)       (21,975)
  Payments under commercial
   paper agreements                                        -        (40,000)
  Principal payments on
   other long-term debt                              (13,918)       (26,217)
  Dividends paid to minority
   shareholders of subsidiary                           (308)          (330)
  Dividends paid                                      (3,419)        (3,809)
  Retirement of subsidiary preferred stock              (371)             -
  Net increase (decrease)
   in cash overdrafts                                  1,416         (9,275)
                                                   ---------      ---------
NET CASH (USED) PROVIDED BY
 FINANCING ACTIVITIES                                (42,678)       127,481
                                                   ---------      ---------
NET DECREASE IN CASH
 AND CASH EQUIVALENTS                                (16,854)        (3,295)
  Cash and cash equivalents
   at beginning of period                             16,945          3,458
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $       91     $      163
                                                   =========      =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 1996

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

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1996. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C - INVENTORIES

                                                  September 30   December 31
                                                      1996           1995
                                                        ($ thousands)

Finished goods                                      $ 23,179       $ 25,579
Materials                                              5,899          7,621
Repair parts, supplies and other                       3,533          3,650
                                                    --------       --------
                                                    $ 32,611       $ 36,850
                                                    ========       ========

NOTE D - FEDERAL AND STATE INCOME TAXES

                                    Three Months Ended  Nine Months Ended
                                       September 30        September 30
                                       1996      1995      1996      1995
                                                ($ thousands)

Income tax (credit) at regular rates $(4,394)  $(7,270)  $(14,544)  $(2,355)
Percent                                (35.0)%   (35.0)%    (35.0)%   (35.0)%

State taxes less federal benefits       (773)   (1,336)    (1,013)     (205)
Percent                                 (6.2)%    (6.4)%     (2.4)%    (3.1)%

Amortization of
  nondeductible goodwill                 250       271        753       809
Percent                                  2.0 %     1.3 %      1.8 %    12.0 %

Minority interest                         28       153       (366)      533
Percent                                  0.2 %     0.7 %     (1.0)%     7.9 %

Other items                              821       539        448       793
Percent                                  6.6 %     2.6 %      1.2 %    11.9 %

                                     -------   -------   --------   -------
Income tax benefit                   $(4,068)  $(7,643)  $(14,722)  $  (425)
Percent                                (32.4)%   (36.8)%    (35.4)%    (6.3)%
                                     =======   =======   ========   =======

NOTE E - OPERATING EXPENSES AND COSTS

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                   1996        1995       1996       1995
                                               ($ thousands)
LTL Motor Carrier Operations:
  Salaries and wages             $210,756   $218,180 $  629,053  $  550,106
  Supplies and expenses            31,502     32,644     96,724      84,908
  Operating taxes and licenses     11,729     12,237     36,831      32,263
  Insurance                         8,018      9,574     21,169      19,655
  Communications and utilities      7,292      7,001     22,533      18,601
  Depreciation and
   amortization                     9,569     11,461     32,329      24,664
  Rents and purchased
    transportation                 25,190     22,835     69,138      49,946
  Other                             3,876      3,895      9,694       5,916
                                 --------   --------   --------    --------
                                  307,932    317,827    917,471     786,059
                                 --------   --------   --------    --------
Forwarding Operations:
  Cost of services                 41,255     31,597    111,894      81,184
  Selling, administrative and
   general                          7,115      4,740     20,583      12,123
                                 --------   --------   --------    --------
                                   48,370     36,337    132,477      93,307
                                 --------   --------   --------    --------

Truckload Motor Carrier
 Operations:
  Salaries and wages                6,974      3,619     19,962       3,619
  Supplies and expenses             3,440      1,712      9,673       1,712
  Operating taxes and licenses      1,822        918      5,392         918
  Insurance                           771        368      2,089         368
  Communications and utilities        275        156        742         156
  Depreciation and amortization       902        464      2,663         464
  Rents and purchased
    transportation                  3,833      1,700     11,184       1,700
  Other                               121         30        310          30
                                 --------   --------   --------    --------
                                   18,138      8,967     52,015       8,967
                                 --------   --------   --------    --------
Logistics Operations:
  Cost of services                 12,824      9,183     38,155      17,214
  Selling, administrative
   and general                      2,254      1,115      5,221       2,117
                                 --------   --------   --------    --------
                                   15,078     10,298     43,376      19,331
                                 --------   --------   --------    --------
Tire Operations:
  Cost of sales                    24,496     30,334     77,110      82,880
  Selling, administrative
   and general                     15,688      8,126     33,139      22,596
                                 --------   --------   --------    --------
                                   40,184     38,460    110,249     105,476
                                 --------   --------   --------    --------

Service and Other                   2,530        802      7,305       2,295
                                 --------   --------   --------    --------
                                 $432,232   $412,691 $1,262,893  $1,015,435
                                 ========   ======== ==========  ==========

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

In November, 1995 Daily Transport Canada, Inc. ("Daily"), a Toronto-based LTL carrier, and related companies served a Request for Arbitration against ABF, as successor to Carolina Freight Carriers Corporation ("CFCC"), for its lost profits claimed to be in the amount of $15,000,000 resulting from the alleged breach of a contract between CFCC and Daily. ABF and Daily reached a settlement of this litigation on terms that are not financially material to the Company.

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 159 underground tanks located in 34 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of September 30, 1996, the Company has accrued approximately $2.9 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

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

NOTE G - ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations are based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal are carried at the lower of carrying amount or fair value less cost to sell. The adoption of this statement had no impact on the Company's results of operations or financial position.

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

Segment Data

The following tables reflect information prepared on a business segment basis, which includes reclassification of certain expenses and costs between the Company and its subsidiaries and elimination of the effects of intercompany transactions. Operating profit on a business segment basis differs from operating income as reported in the Company's Consolidated Financial Statements. Other income and expenses (which include amortization expense), except for interest expense and minority interest, which appear below the operating income line in the Company's Statement of Operations, have been allocated to individual segments for the purpose of calculating operating profit on a segment basis.

The segment information for prior periods has been restated to reflect the Company's current reported business segments. In the current and future periods, information that was previously reported in the service and other business segment will be reported in the logistics operations segment. Also, the segment information for prior periods has been restated to reflect allocation of a $2.6 million gain on the sale of terminal properties from the Service and Other segment to Other non-operating expenses in the LTL Motor Carrier Operations segment.

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                   1996        1995       1996       1995
                                               ($ thousands)

OPERATING REVENUES
  LTL motor carrier operations   $305,926   $299,317  $  899,735  $  783,836
  Forwarding operations            47,552     38,189     134,319      96,615
  Truckload motor carrier
    operations                     19,171     10,162      55,926      10,162
  Logistics operations             14,007      9,867      41,482      18,105
  Tire operations                  39,488     40,065     106,606     110,693
  Other                             2,369        951       6,281       2,442
                                 --------   --------  ----------  ----------
                                 $428,513   $398,551  $1,244,349  $1,021,853
                                 ========   ========  ==========  ==========

OPERATING EXPENSE AND COSTS

LTL MOTOR CARRIER OPERATIONS
  Salaries and wages             $210,756   $218,180  $  629,053  $  550,106
  Supplies and expenses            31,502     32,644      96,724      84,908
  Operating taxes and licenses     11,729     12,237      36,831      32,263
  Insurance                         8,018      9,574      21,169      19,655
  Communications and utilities      7,292      7,001      22,533      18,601
  Depreciation and amortization     9,569     11,461      32,329      24,664
  Rents and purchased
   transportation                  25,190     22,835      69,138      49,946
  Other                             3,876      3,895       9,694       5,916
  Other non-operating (net)            36       (150)     (1,822)       (510)
                                 --------   --------    --------    --------
                                  307,968    317,677     915,649     785,549

FORWARDING OPERATIONS
  Cost of services                 41,255     31,597     111,894      81,184
  Selling, administrative
   and general                      7,115      4,740      20,583      12,123
  Other non-operating (net)           480        423       1,284       1,283
                                 --------   --------    --------    --------
                                   48,850     36,760     133,761      94,590

TRUCKLOAD MOTOR CARRIER
 OPERATIONS
  Salaries and wages                6,974      3,619      19,962       3,619
  Supplies and expenses             3,440      1,712       9,673       1,712
  Operating taxes and licenses      1,822        918       5,392         918
  Insurance                           771        368       2,089         368
  Communications and utilities        275        156         742         156
  Depreciation and amortization       902        464       2,663         464
  Rents and purchased
   transportation                   3,833      1,700      11,184       1,700
  Other                               121         30         310          30
  Other non-operating (net)             1          1           3           1
                                 --------   --------    --------    --------
                                   18,139      8,968      52,018       8,968

LOGISTICS OPERATIONS
  Cost of services                 12,824      9,183      38,155      17,214
  Selling, administrative
   and general                      2,254      1,115       5,221       2,117
  Other non-operating (net)            (5)         3         (57)        (20)
                                 --------   --------    --------    --------
                                   15,073     10,301      43,319      19,311

TIRE OPERATIONS
  Cost of sales                    30,568     30,334      83,182      82,880
  Selling, administrative
   and general                      9,616      8,126      27,067      22,596
  Other non-operating (net)          (924)       135        (781)        255
                                 --------   --------    --------    --------
                                   39,260     38,595     109,468     105,731

SERVICE AND OTHER                   3,789      1,003       9,422       2,692
                                 --------   --------    --------    --------
                                 $433,079   $413,304  $1,263,637  $1,016,841
                                 ========   ========  ==========  ==========

OPERATING PROFIT (LOSS)
  LTL motor carrier operations   $ (2,042)  $(18,360) $  (15,914) $   (1,713)
  Forwarding operations            (1,298)     1,429         558       2,025
  Truckload motor carrier
    operations                      1,032      1,194       3,908       1,194
  Logistics operations             (1,066)      (434)     (1,837)     (1,206)
  Tire operations                     228      1,470      (2,862)      4,962
  Other                            (1,420)       (52)     (3,141)       (250)
                                 --------   --------    --------    --------
TOTAL OPERATING PROFIT (LOSS)      (4,566)   (14,753)    (19,288)      5,012
MINORITY INTEREST                     (82)      (449)      1,045      (1,523)
INTEREST EXPENSE                   (7,906)    (5,569)    (23,310)    (10,218)
                                 --------   --------  ----------  ----------
LOSS BEFORE INCOME TAXES         $(12,554)  $(20,771) $  (41,553) $   (6,729)
                                 ========   ========  ==========  ==========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the U.S. Department of Transportation.

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30
                                        1996      1995      1996      1995

LTL MOTOR CARRIER OPERATIONS
  Salaries and wages                    68.9%     72.9%     69.9%     70.2%
  Supplies and expenses                 10.3      10.9      10.8      10.8
  Operating taxes and licenses           3.8       4.1       4.1       4.1
  Insurance                              2.6       3.2       2.4       2.5
  Communications and utilities           2.4       2.3       2.5       2.4
  Depreciation and amortization          3.1       3.8       3.6       3.1
  Rents and purchased transportation     8.2       7.6       7.7       6.4
  Other                                  1.3       1.3       1.1       0.8
  Other non-operating (net)              0.1       -        (0.3)     (0.1)
                                       -----     -----     -----     -----
                                       100.7%    106.1%    101.8%    100.2%
                                       =====     =====     =====     =====
FORWARDING OPERATIONS
  Cost of services                      86.7%     82.7%     83.3%     84.0%
  Selling, administrative
   and general                          15.0      12.3      15.3      12.5
  Other non-operating (net)              1.0       1.3       1.0       1.4
                                       -----     -----     -----     -----
                                       102.7%     96.3%     99.6%     97.9%
                                       =====     =====     =====     =====
TRUCKLOAD MOTOR CARRIER OPERATIONS
  Salaries and wages                    36.4%     35.6%     35.7%     35.6%
  Supplies and expenses                 17.9      16.4      17.3      16.4
  Operating taxes and licenses           9.5       9.0       9.6       9.0
  Insurance                              4.0       3.6       3.7       3.6
  Communications and utilities           1.4       1.5       1.3       1.5
  Depreciation and amortization          4.7       4.6       4.8       4.6
  Rents and purchased transportation    20.0      16.7      20.0      16.7
  Other                                  0.6       0.3       0.6       0.3
  Other non-operating (net)              0.1       0.6       -         0.6
                                       -----     -----     -----     -----
                                        94.6%     88.3%     93.0%     88.3%
                                       =====     =====     =====     =====
LOGISTICS OPERATIONS
  Cost of services                      91.6%     93.1%     92.0%     95.1%
  Selling, administrative and
   general                              16.1      11.3      12.6      11.7
  Other non-operating (net)             (0.1)      -        (0.2)     (0.1)
                                       -----     -----     -----     -----
                                       107.6%    104.4%    104.4%    106.7%
                                       =====     =====     =====     =====
TIRE OPERATIONS
  Cost of sales                         77.4%     75.7%     78.0%     74.9%
  Selling, administrative
   and general                          24.4      20.3      25.4      20.4
  Other non-operating (net)             (2.4)      0.3      (0.7)      0.2
                                       -----     -----     -----     -----
                                        99.4%     96.3%    102.7%     95.5%
                                       =====     =====     =====     =====

Results of Operations

Three Months Ended September 30, 1996 as Compared to the Three Months Ended September 30, 1995


Consolidated revenues of the Company for the three months ended September 30, 1996 were $429 million compared to $399 million for the three months ended September 30, 1995. The Company had an operating loss of $4.6 million for the three months ended September 30, 1996 compared to an operating loss of $14.8 million for the three months ended September 30, 1995. For the three months ended September 30, 1996, the Company had a net loss of $8.5 million, or a loss of $.49 per common share, compared to a net loss of $13.1 million, or $.73 per common share for the three months ended September 30, 1995.

Earnings per common share for the three months ended September 30, 1996 and 1995 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for both periods were 19.5 million. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and, effective
August 12, 1995, through G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the three months ended September 30, 1996 were $306 million, with an operating loss of $2.0 million. For the three months ended September 30, 1996, ABF accounted for 92% of LTL segment revenues. So far, ABF has been more successful in retaining its January 1, 1996 freight rate increase of 5.8% than it has in previous years which is part of the reason revenue increased 15.1% on a tonnage increase of 10.0%. ABF's 10.0% increase in total tonnage consisted of a 12.3% increase in LTL tonnage and a 2.3% increase in truckload tonnage.

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

ABF has discontinued the use of the regional distribution centers and has completed its terminal network reconfiguration, returning ABF to its normal terminal system configuration. This allows ABF to concentrate on handling freight flowing through the system in the most efficient method. These changes are reflected in the improvement in ABF's operating ratio. ABF's operating ratio as reported to the Department of Transportation was 99.7% for the third quarter of 1996 compared to 102.2% and 101.9% for the first and second quarters of 1996, respectively.

Salaries and wages as a percent of revenue decreased primarily as a result of increased productivity due to ABF's terminal reconfiguration and G.I. Trucking's improved labor costs as they continue to replace revenue lost during the merger of Carolina Freight into ABF. ABF's increased productivity offset a 3.8% annual increase in salaries, wages and benefits which was effective April 1, 1996, pursuant to ABF's collective bargaining agreement.

Rents and purchased transportation expense as a percent of revenue increased due to the utilization of alternate modes of outside transportation.

The total LTL segment expenses as a percent of revenue were 100.7% for the third quarter, 1996 compared to 102.4% for the second quarter, 1996 and 106.1% for the third quarter of 1995.

Forwarding Operations Segment. The Company's forwarding operations are conducted primarily through Clipper and, effective August 12, 1995, CaroTrans.

Comparisons for the three months ended September 30, 1996 were affected by the acquisition of WorldWay in August 1995. Therefore, comparisons of the results of operations for the forwarding operations segment are not meaningful and are not presented.

For the three months ended September 30, 1996, the forwarding operations segment had revenues of $47.6 million with an operating loss of $1.3 million. Forwarding operations were affected during the three months ended
September 30, 1996 by poorer than expected results at CaroTrans. CaroTrans has expanded into some higher cost markets and has seen a shift in their market mix to more full container load freight. Also, ocean container costs have increased which negatively impacts operating results.

The total expenses as a percent of revenue were 102.7% for the third quarter, 1996 compared to 97.4% for the second quarter, 1996.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

For the three months ended September 30, 1996, Cardinal had revenues of $19.2 million with an operating profit of $1.0 million. The total expenses as a percent of revenue were 94.6% for the third quarter, 1996 compared to 92.3% for the second quarter, 1996 resulting primarily from higher maintenance expenses.

Logistics Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and, effective August 12, 1995, through Complete Logistics and Innovative Logistics, Inc.

Subsequent to September 30, 1996, the operations of Innovative Logistics were merged with and into Complete Logistics and the Clipper Group. Innovative's non-asset intensive customer accounts and operations were merged into the Clipper Group with the remaining accounts absorbed by Complete Logistics.

For the three months ended September 30, 1996, the logistics operations segment had operating revenues of $14.0 million with an operating loss of $1.1 million.

The total expenses as a percent of revenue were 107.6% for the third quarter, 1996 compared to 101.7% for the second quarter, 1996. The increase resulted primarily from higher bad debt expense and increased insurance expense.

Tire Operations Segment. Treadco's revenues for the three months ended September 30, 1996 decreased 1.4% to $39.5 million from $40.1 million for the three months ended September 30, 1995. For the third quarter of 1996, "same store" sales decreased 7.8% which was offset in part by a 6.4% increase in "new store" sales. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented.

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

Revenues from retreading for three months ended September 30, 1996 decreased 11.1% to $18.6 million from $20.9 million for three months ended
September 30, 1995. Revenues from new tire sales increased 9.1% to $20.9 million for three months ended September 30, 1996 compared to $19.2 million for three months ended September 30, 1995.

Tire operations segment operating expenses as a percent of revenues were 99.4% for three months ended September 30, 1996 compared to 96.3% for three months ended September 30, 1995. Cost of sales for the tire operations segment as a percent of revenues increased to 77.4% for three months ended September 30, 1996 from 75.7% for three months ended September 30, 1995. The increase resulted primarily from expenses incurred during the conversion and because tire margins are less as a result of increased pricing pressures. Selling, administrative and general expenses for the tire operations segment increased to 24.4% for three months ended September 30, 1996 from 20.3% for three months ended September 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and legal costs. Also, the coverage of fixed costs at new locations hasn't reached levels comparable to Treadco's other locations. Other non-operating expenses during the three months ended September 30, 1996 included a $1.1 million gain on the sale of assets related to the conversion from Bandag to Oliver Rubber Company ("Oliver").

During the third quarter, Treadco completed the conversion of its production facilities that were under Bandag retread franchises to Oliver licensed facilities by converting its ten remaining Bandag franchises. Treadco converted seven of its production facilities during the first quarter of 1996 and nine facilities in the second quarter.

The conversion has resulted in up to two lost production days during each conversion, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

Service and Other Segment. The increased operating loss for the other operations segment resulted primarily from amortization of deferred financing costs related to the Company's Credit Agreement and losses on the sale of assets.

Interest. Interest expense was $7.9 million for three months ended
September 30, 1996 compared to $5.6 million for three months ended
September 30, 1995 primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred or assumed in the acquisition of WorldWay and debt incurred for working capital requirements.

Income Taxes. The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).

Nine Months Ended September 30, 1996 as Compared to the Nine Months Ended September 30, 1995

Consolidated revenues of the Company for the nine months ended September 30, 1996 were $1.2 billion compared to $1.0 billion for the nine months ended September 30, 1995. The Company had an operating loss of $19.3 million for the nine months ended September 30, 1996 compared to an operating profit of $5.0 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company had a net loss of $26.8 million, or $1.54 per common share, compared to a net loss of $6.3 million, or $.49 per common share for the nine months ended September 30, 1995. Revenues for the nine months ended September 30, 1996 increased due to the acquisition of WorldWay.

Earnings per common share for the nine months ended September 30, 1996 and 1995 give consideration to preferred stock dividends of $3.2 million. Average common shares outstanding for both periods were 19.5 million. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and, effective
August 12, 1995, through G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the nine months ended September 30, 1996 were $900 million, with an operating loss of $15.9 million. For the nine months ended September 30, 1996, ABF accounted for 92% of LTL revenue. So far, ABF has been more successful in retaining its January 1, 1996 freight rate increase of 5.8% than it has in previous years which is part of the reason revenue increased 15.1% on a tonnage increase of 9.4%. ABF's 9.4% increase in total tonnage consisted of an 11.4% increase in LTL tonnage and a 2.3% increase in truckload tonnage.

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

During 1996, ABF discontinued twelve of the inherited regional distribution terminal operations. These closings have completed ABF's network reconfiguration, returning ABF to its normal terminal system configuration. This allows ABF to concentrate on handling freight flowing through the system in the most efficient method.

Salaries, wages and benefits increased 3.8% annually effective April 1, 1996, pursuant to ABF's collective bargaining agreement with its Teamsters employees.

Forwarding Operations Segment. The Company's forwarding operations are conducted primarily through Clipper and effective August 12, 1995, CaroTrans.

Comparisons for the nine months ended September 30, 1996 were affected by the acquisition of WorldWay in August 1995. Therefore, comparisons of the results of operations for the forwarding operations segment are not meaningful and are not presented.

For the nine months ended September 30, 1996, the forwarding operations segment had revenues of $134.3 million with an operating profit of $558,000. Forwarding operations were affected during the nine months ended
September 30, 1996 by soft economic conditions and weaker than expected results at CaroTrans during the third quarter. CaroTrans has expanded into some higher cost markets and has seen a shift in their market mix to more full container load freight. Also, ocean container costs have increased which negatively impacts operating results.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

For the nine months ended September 30, 1996, Cardinal had revenues of $55.9 million with an operating profit of $3.9 million.

Logistics Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and effective August 12, 1995, through Complete Logistics and Innovative Logistics, Inc.

Subsequent to September 30, 1996, the operations of Innovative Logistics were merged with and into Complete Logistics and the Clipper Group. Innovative's non-asset intensive customer accounts and operations were merged into the Clipper Group with the remaining accounts absorbed by Complete Logistics.

For the nine months ended September 30, 1996, the logistics operations segment had operating revenues of $41.5 million with an operating loss of $1.8 million.

Tire Operations Segment. Treadco's revenues for the nine months ended September 30, 1996 decreased 3.7% to $106.6 million from $110.7 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, "same store" sales decreased 8.8% which was offset in part by a 5.0% increase in "new store" sales. Same store sales include both production locations and sales locations that have been in existence for the entire periods presented.

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

Revenues from retreading for nine months ended September 30, 1996 decreased 9.3% to $52.9 million from $58.4 million for nine months ended September 30, 1995. Revenues from new tire sales increased 2.6% to $53.7 million for nine months ended September 30, 1996 compared to $52.3 million for nine months ended September 30, 1995.

Tire operations segment operating expenses as a percent of revenues were 102.7% for nine months ended September 30, 1996 compared to 95.5% for nine months ended September 30, 1995. Cost of sales for the tire operations segment as a percent of revenues increased to 78.0% for nine months ended September 30, 1996 from 74.9% for nine months ended September 30, 1995. The increase resulted primarily from expenses incurred during the conversion and because tire margins are less as a result of increased pricing pressures (see above). Selling, administrative and general expenses for the tire operations segment increased to 25.4% for nine months ended September 30, 1996 from 20.4% for nine months ended September 30, 1995. The increase resulted from several factors including costs associated with the conversion from Bandag, higher insurance costs, expenses associated with employee medical benefits and legal costs. Also, the coverage of fixed costs at new locations hasn't reached levels comparable to Treadco's other locations. Other non-operating expenses during the nine months ended September 30, 1996 included a $1.1 million gain on the sale of assets related to the conversion from Bandag to Oliver.

During the third quarter, Treadco completed the conversion of its production facilities that were under Bandag retread franchises to Oliver licensed facilities by converting its ten remaining Bandag franchises. Treadco converted seven of its production facilities during the first quarter of 1996 and nine facilities in the second quarter.

The conversion has resulted in up to two lost production days during each conversion, some short-term operational inefficiencies and time lost as production employees have familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of the normal daily operations.

Service and Other Segment. The difference in operating income for the other operations segment relates primarily to amortization of deferred financing costs.

Interest. Interest expense was $23.3 million for nine months ended
September 30, 1996 compared to $10.2 million for nine months ended
September 30, 1995 due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred or assumed in the acquisition of WorldWay and debt incurred for working capital requirements.

Income Taxes. The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was .92:1 at September 30, 1996 compared to 1.06:1 at December 31, 1995. Net cash used by operating activities for the nine months ended September 30, 1996 was $856,000 compared to net cash used of $38.1 million for the nine months ended September 30, 1995. The decrease in net cash used is due primarily to an increase in depreciation expense and a reduction in accounts receivables, offset in part by a larger net loss from operations.

The Company is in the process of selling excess real estate which resulted from the merger of Carolina Freight and Red Arrow into ABF. So far in 1996, the Company has received net proceeds from the sale of real estate of $30 million and has approximately $7.5 million in pending sales which are projected to close before the end of 1996.

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

Term Loan and Revolving Credit advances bear interest at one of the following rates, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance bears an interest rate equal to the lesser of
(i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale or the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization. Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Company has paid and will continue to pay certain customary fees for such commitments and advances. At September 30, 1996, the average interest rate on the Credit Agreement was 8%. The Company pays a commitment fee at a rate per annum equal to the Applicable Margin on the unused amount of the Company's revolving credit commitment.

There were $196 million of Revolver Advances, $65 million of Term Advances and approximately $74 million of letters of credit outstanding at September 30, 1996. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's revenue equipment, real property and other equipment, the Treadco common stock owned by the Company and the Company's eligible receivables.

The Term Advances are payable in varying installments commencing in November
1996.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of September 30, 1996, these covenants have been met.

Based on available information, management believes that the Company may not satisfy certain of the financial covenants under the Credit Agreement for periods subsequent to September 30, 1996. Management has advised the Agent Banks under the Credit Agreement of this possibility and has initiated discussions for the purpose of obtaining waivers or amendments of applicable financial covenants for periods subsequent to September 30, 1996. Management doesn't expect any difficulties in obtaining waivers or amendments from its lenders should they be needed.

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

Also, on February 21, 1996, the Company obtained an additional credit agreement which provides for borrowings of up to $30 million. This agreement bears interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement in the case of prime rate advances, or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement in the case of Eurodollar rate advances. The maturity date of this agreement is March 31, 1997. This agreement contains covenants that are substantially the same as the covenants contained in the primary credit agreement. There were no borrowings under this agreement at September 30, 1996.

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

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement") providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at Treadco's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At September 30, 1996, the weighted average interest rate was 6.4%. At September 30, 1996, Treadco had $6.8 million outstanding under the Treadco Credit Agreement. The Treadco Credit Agreement is payable in September 1998. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

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

Forward-Looking Statements

The Management's Discussion and Analysis Section of this report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best's businesses; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; and the timing and amount of capital expenditures.

Accounting Pronouncements

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations are based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal are carried at the lower of carrying amount or fair value less cost to sell. The adoption of this statement had no impact on the Company's results of operations or financial position.

                                  PART II.

                              OTHER INFORMATION
                          ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

     From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance against risks in excess of retention levels arising out of the normal course of its business (see Note F to the Company's Unaudited Consolidated Financial Statements).

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

Date:  November 13, 1996              /s/Donald L. Neal
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