Form 10-K405
period 1996-12-31
ARKANSAS BEST CORP /DE/
filed 1997-03-25
CIK 894405

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year December 31, 1996.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ---------- to ----------.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1997, was $88,818,440.

The number of shares of Common Stock, $.01 par value, outstanding as of March 10, 1997, was 19,504,473.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the proxy statement for the Arkansas Best Corporation annual shareholders' meeting to be held May 8, 1997 are incorporated by reference into Part III.

                          ARKANSAS BEST CORPORATION
                                  FORM 10-K

                              TABLE OF CONTENTS

 ITEM                                                                 PAGE
NUMBER                                                               NUMBER


PART I

Item 1.   Business                                                         2
Item 2.   Properties                                                      12
Item 3.   Legal Proceedings                                               12
Item 4.   Submission of Matters to a Vote of Security Holders             12


PART II

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                            13
Item 6.   Selected Financial Data                                         14
Item 7.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations               15
Item 8.   Financial Statements and Supplementary Data                     31
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            31


PART III

Item 10.  Directors and Executive Officers of the Registrant              32
Item 11.  Executive Compensation                                          32
Item 12.  Security Ownership of Certain Beneficial
           Owners and Management                                          32
Item 13.  Certain Relationships and Related Transactions                  32


PART IV

Item 14.  Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                        33

                                   PART I


ITEM 1. BUSINESS

(a) General Development of Business

Corporate Profile

Arkansas Best Corporation (the "Company") is a diversified holding company located in Fort Smith, Arkansas. The Company is engaged through its motor carrier subsidiaries in less-than-truckload ("LTL") and truckload shipments of general commodities, through its intermodal and logistics subsidiaries in intermodal marketing and freight logistics services and through its 46%-owned subsidiary, Treadco, Inc. ("Treadco") in truck tire retreading and new truck tire sales.

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

(b) Financial Information about Industry Segments

The response to this portion of Item 1 is included in "Note M - Business Segment Data" of the notes to the Company's consolidated financial statements for the year ended December 31, 1996, which is submitted as a separate section of this report.

(c) Narrative Description of Business

The Company

Acquisition

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a purchase price of $11 per share (the "Acquisition"). Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment shares of WorldWay validly tendered, representing approximately 91% of the shares outstanding. On October 12, 1995, the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash. Principal subsidiaries of WorldWay included Carolina Freight Carriers Corp. ("Carolina Freight") and Red Arrow Freight Lines, Inc. ("Red Arrow"), which were merged into the Company's subsidiary, ABF Freight System, Inc. ("ABF") on September 24, 1995, Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics"), Motor Carrier Insurance, Ltd., and Carolina Breakdown Service, Inc. ("Carolina Breakdown").

Employees

At December 31, 1996, the Company had a total of 16,328 employees of which 67% are members of a labor union.

Less-Than-Truckload Motor Carrier Operations

General

The Company's LTL motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine")(collectively the "ABF Group") and G.I. Trucking Company.

LTL carriers offer services to shippers which are tailored to the need to transport a wide variety of large and small shipments to geographically dispersed destinations. LTL carriers pick up small shipments throughout the vicinity of a local terminal with local trucks and consolidate them at each terminal according to destination for transportation by intercity units to their destination cities or to distribution centers, where shipments from various locations can be reconsolidated for transportation to distant destinations, other distribution centers or local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from such terminal. In some cases, when a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailerload. A trailer then is dispatched to that destination without the freight having to be rehandled.

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

ABF Freight System, Inc.

The largest subsidiary of the Company, ABF currently accounts for approximately 65% of the Company's consolidated revenues and 92% of LTL operations revenue. ABF is the fourth largest LTL motor carrier in the United States, based on revenues for 1996 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.5% of the cities in the United States having a population of 25,000 or more. The ABF Group provides interstate and intrastate direct service to more than 40,000 points through 317 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1996, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 8% of ABF's revenues.

Employees

At December 31, 1996, ABF employed 12,362 persons. Employee compensation and related costs are the largest components of LTL motor carrier operating expenses. In 1996, such costs amounted to 69.4% of LTL operations revenues. ABF is a signatory with the International Brotherhood of Teamsters ("Teamsters") to the National Master Freight Agreement (the "National Agreement") which became effective April 1, 1994, and expires March 31, 1998. Under the National Agreement, employee wages and benefits increased an average of 2.7%, 3.3% and 3.8% annually during 1994, 1995 and 1996, respectively, and will increase an average of 3.9% on April 1, 1997. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the Teamsters. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans. ABF is also a party to several smaller union contracts. Approximately 88% of ABF's employees are unionized, of whom approximately 1% are members of unions other than the Teamsters.

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

G.I. Trucking Company

Headquartered in La Mirada, California, G.I. Trucking is a non-union regional LTL motor carrier. G.I. Trucking provides transportation services and coverage throughout 13 Western states and the Western Canadian provinces of Alberta and British Columbia, as well as service to Hawaii and Alaska. One- to three-day regional service is provided through 70 service centers.

Transcontinental service is facilitated through a partnership with three other regional carriers providing service through six major hub terminals located throughout the Midwest and East Coast. Customer service is enhanced through EDI communications between partners, allowing for single pro tracing, invoicing and a full range of other EDI and information management services.

G.I. Trucking's Hawaiian container operation, located in La Mirada, provides excellent transit times to the Islands. Service to points in Alaska and Western Canada is provided through the company's service center in Seattle, Washington.

G.I. Trucking's linehaul structure utilizes company solo drivers, company sleeper teams, contract power and one-way carriers, providing total flexibility in maintaining superior service and lane balance.

Truckload Operations

Cardinal Freight Carriers, Inc.

Cardinal is an irregular route carrier providing dry van and flatbed service throughout the eastern two-thirds of the United States and Canada. Headquartered in Concord, North Carolina, Cardinal operates via a central dispatch system utilizing a state-of-the-art computer system. Cardinal has grown from 14 company-owned power units in 1981 to more than 400 tractors in the van division and over 100 tractors in the flatbed division. The trailer fleet consists of 1,307 vans and 150 aluminum flatbeds.

Cardinal's services, both van and flatbed, can be labeled as interregional. Cardinal's system averages 530 miles per trip, providing next day, on-time service that patterns today's manufacturing and distribution system of closer proximity to their customer base. With the flexibility for both longhaul and shorthaul, Cardinal offers one-thousand-mile plus service, along with regional length of haul, including intrastate service, in 11 states. Cardinal has a facility network consisting of 6 locations to perform timely preventive maintenance to better ensure safety in the community and equipment reliability.

Cardinal operates in a competitive and highly service-sensitive market and, therefore, is committed to providing its customers with premier quality service. Cardinal's customers have defined a premier quality service as on-time, claim-free pickups and deliveries, accurately invoiced, and thorough communications, along with information support technology.

During 1996, Cardinal's largest customer accounted for 10% of Cardinal's revenue and the ten largest customers accounted for 41% of Cardinal's revenue.

Intermodal Operations

Clipper WorldWide

During 1996, CaroTrans joined the Clipper Group to form Clipper WorldWide, a new business unit which will focus on worldwide logistics, transportation and trade facilitation. The Clipper Group consists of Clipper Exxpress Company ("Clipper"), Agricultural Express of America, Inc. ("AXXA"), and Agile Freight System, Inc. ("Agile").

Clipper WorldWide will link the Clipper Group's domestic rail intermodal network with CaroTrans' strong ocean intermodal network.

Clipper Exxpress Company

Clipper, the largest of the three Clipper Group companies, accounted for approximately 60% of the Company's intermodal operations revenues during 1996. Clipper is a non-asset, non-labor intensive, knowledge-based provider of contract freight management and LTL intermodal services to its customers. Clipper is the largest consolidator and forwarder of LTL shipments and one of the largest intermodal marketing companies ("IMC") in the United States.

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

Clipper's LTL collection and distribution network consists of 38 geographically dispersed locations throughout the United States. Selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 34% of Clipper's LTL revenue. Virtually all of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by agents, Clipper has an operations and customer service staff located at or near the agent's terminal to monitor service levels and provide an interface between customers and agents.

Agricultural Express of America, Inc. (D/B/A Clipper Controlled Logistics)

AXXA provides high quality, temperature-controlled intermodal service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. AXXA owns 425 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates which peak at different times of the year. By focusing on the spot market for produce transport, AXXA is able to generate on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight.

AXXA and Clipper are closely integrated, with Clipper relying on AXXA equipment to move its westbound freight, particularly during the winter months.

Agile Freight System, Inc. (D/B/A Clipper Highway Services)

Agile is a non-asset intensive, premium service, long-haul truckload carrier that utilizes two-person driver teams provided primarily by owner-operators. Agile provides "near airfreight" truckload service in tightly focused long-haul lanes that originate or terminate near a Clipper market. Much of Agile's value to the Clipper Group is that it can be relied upon if other carriers are not available to move full truckloads of consolidated LTL shipments by Clipper. During 1996, Agile began a local drayage operation.

CaroTrans International, Inc.

CaroTrans is a neutral, non-vessel operating common carrier ("NVOCC"), providing import and export, door-to-door and door-to-port service to more than 140 countries with 225 ports of discharge. Headquartered in Cherryville, North Carolina, CaroTrans is one of the largest NVOCC's in the world, offering more destinations by a "master loader" than any other NVOCC.

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

As an asset-based, third-party, single-source logistics company, Complete Logistics has the capability to manage and coordinate a customer's logistics resources to meet their competitive requirements. Complete Logistics listens carefully to a customer's needs and then offers a range of customized options designed to give the customer control over their costs and performance. Ongoing success is ensured by maintaining constant communication and a close working partnership with the customer.

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

Integrated Distribution offers freight consolidation for membership clubs, grocery chains and distributors, and mass merchandisers. Integrated's program offers scheduled deliveries of LTL shipments with the economy of truckload rates. Logistics services include development and implementation of the optimal solution for a customer's distribution requirements, using owned or subcontracted assets.

Tire Operations

Treadco, Inc.

Treadco is the nation's largest independent tire retreader for the trucking industry and the third largest commercial truck tire dealer. Treadco's revenues currently account for approximately 9% of the Company's consolidated revenues and are divided approximately 41%, 51% and 8% between retread sales, new tire sales and service revenues, respectively. In 1996, Treadco sold approximately 568,000 retreaded truck tires and approximately 399,000 new tires.

Treadco has a total of 54 locations positioned across the South, Southwest, lower Midwest and West. Treadco retreads and sells truck tires at 26 production facilities located in Arizona, Arkansas, California, Florida, Georgia, Louisiana, Missouri, Nevada, Ohio, Oklahoma and Texas. The remaining 28 locations are sales facilities located in the states listed above, as well as Kansas, Kentucky, Mississippi and Tennessee.

Precure Retread Process

In August 1995, Bandag, Inc. ("Bandag"), Treadco's tread rubber supplier and franchiser of the retreading process used by substantially all of Treadco's locations, advised Treadco that certain franchise agreements would not be renewed upon expiration in 1996. Bandag subsequently advised Treadco that unless Treadco used the Bandag process exclusively, Bandag would not renew any of Treadco's franchise agreements when they expired.

In October 1995, Treadco reached an agreement with Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. Oliver agreed to supply Treadco with retreading equipment and related materials for all production facilities which ceased being Bandag franchised locations. During the first three quarters of 1996, Treadco converted its production facilities that were under Bandag retread franchises to Oliver licensed facilities.

Under the Oliver license agreements, Treadco purchases from Oliver precured tread rubber and bonding cushion gum and PNEUFLEX tread rubber (collectively "Rubber Products"). Treadco's obligation to purchase Rubber Products from Oliver is subject to (i) Oliver's continuing to produce Rubber Products of no less quality and durability than it presently produces, and (ii) Oliver's overall pricing program for Treadco.

Mold Cure Retread Process

On February 1, 1996, Treadco gained Bridgestone certification to produce and sell ONCOR remanu-factured tires at its St. Louis (MO) production facility. This is the first plant in the United States using Bridgestone's "ONCOR Tread Renewal System." However, the Bridgestone mold cure process has been used for many years outside the United States, predominately in Japan.

Sales and Marketing

Treadco's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. In addition to excellent service, Treadco offers broad geographical coverage across the South, Southwest, lower Midwest and West. This coverage is important for customers because they are able to establish uniform pricing, utilize national account billing processes similar to those used by major new tire suppliers, and generally reduce the risk of price fluctuations when service is needed.

None of Treadco's customers for retreads and new tires, including ABF or other affiliates, represented more than 2% of Treadco's revenues for 1996. ABF accounted for approximately $2.5 million of Treadco's revenues in 1996 (1.8%), and has not accounted for more than 3% of Treadco's revenues in any of the last ten years. Treadco's customers are primarily mid-sized companies that maintain in-house trucking operations and rely on Treadco's expertise in servicing their tire management programs. Treadco markets its products through sales personnel located at each of its 54 locations. The sales locations are supplied with retreads from nearby Treadco production facilities. Treadco locates its facilities in close proximity to interstate highways and operates mobile service trucks to provide ready accessibility and convenience to its customers, particularly fleet owners.

Ownership

As of December 31, 1996, the Company's percentage ownership of Treadco was 45.7%. Treadco is consolidated with the Company for financial reporting purposes, with the ownership interest of the other stockholders reflected as a minority interest.

Carolina Breakdown Service, Inc.

Carolina Breakdown Service, Inc., ("CBS") is a third-party vehicle maintenance logistics company operating from a Cherryville, North Carolina base, with service capabilities in the 48 contiguous states, and Central and Eastern Canada. The CBS nationwide operation provides any and all necessary scheduled and unscheduled vehicle repairs and driver assistance to all classes and types of trucks, trailers, and combination units 24 hours a day, 7 days a week. In-house maintenance expertise and regimentation also allows for additional business as a technical assistance provider to the original equipment manufacturer community, and through the use of strategic outsourcing via a qualified vendor network of over 53,000 vendors nationwide, CBS handles over 100 service and technical calls a day from its client base of approximately 700 trucking and OEM accounts compared to 492 at the end of 1995. Carolina Breakdown Service, Inc., was incorporated in 1993 but derives its professional training from over four decades of experience, having serviced equipment for Carolina Freight.

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. Additionally, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries store some of its fuel for its trucks and tractors in approximately 148 underground tanks located in 33 states. The Company believes that it is in substantial compliance with all such environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial condition.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1997 will not be material.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company had either agreed to de minimis settlements (aggregating approximately $250,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

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

As of December 31, 1996, the Company has accrued approximately $3.1 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

ITEM 2.   PROPERTIES

The Company owns its executive offices in Fort Smith, Arkansas.

LTL Motor Carrier Operations Segment

The ABF Group currently operates out of 317 terminal facilities of which it owns 82, leases 59 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:

                                    No. of Doors     Square Footage

Owned:
     Dayton, Ohio                        315             218,000
     Ellenwood, Georgia                  228             109,845
     South Chicago, Illinois             228             109,650
     Winston-Salem,
       North Carolina                    150              95,700
     Carlisle, Pennsylvania
       (two structures)                  241              82,960
     Dallas, Texas                       108              72,500

Leased from affiliate,
     Transport Realty:
     North Little Rock,
         Arkansas                        195              82,050
     Pico Rivera, California              94              22,500

G.I. Trucking currently operates out of 70 service centers of which it owns 10 facilities, leases two facilities from an affiliate and leases the remainder from agents or non-affiliates.

Tire Operations Segment

Treadco currently operates from 54 locations. Treadco owns 13 production and 4 sales facilities and leases the remainder from non-affiliates.

ITEM 3.   LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions is expected to have a material adverse effect on the Company's financial condition or results of operations. The Company maintains liability insurance against most risks arising out of the normal course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1996.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market and Dividend Information
The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "ABFS." The following table sets forth the high and low recorded last sale prices of the Common Stock during the periods indicated as reported by Nasdaq and the cash dividends declared:

                                                                    Cash
                                            High       Low       Dividend
1996
 First quarter                             $9.375      $5.000      $.01
 Second quarter                             9.250       6.875         -
 Third quarter                              7.688       5.125         -
 Fourth quarter                             7.375       4.125         -



1995
 First quarter                            $13.000     $10.500      $.01
 Second quarter                            11.500       7.938       .01
 Third quarter                             13.875       8.500       .01
 Fourth quarter                            11.875       6.625       .01

At March 10, 1997, there were 19,504,473 shares of the Company's stock outstanding which were held by 959 shareholders of record and through approximately 7,000 nominee or street name accounts with brokers.

The Company's Board of Directors suspended payment of dividends on the Company's Common Stock during the second quarter of 1996. The declaration and payment of, and the timing, amount and form of future dividends on the Common Stock will be determined based on the Company's results of operations, financial condition, cash requirements, certain corporate law requirements and other factors deemed relevant by the Board of Directors.

The Company's credit agreement limits the total amount of "restricted payments" that the Company may make, including dividends on its capital stock, to $6.5 million in any one calendar year. The annual dividend requirements on the Company's preferred stock totals approximately $4.3 million.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data - Five-Year Summary
Arkansas Best Corporation
                                                                          Year Ended December 31
                                                1996            1995 (6)        1994         1993          1992
                                                                ($ in thousands except per share amounts)
Statement of Operations Data:
 Operating revenues                           $1,659,184      $1,437,279     $1,098,421   $1,009,918     $ 959,949
 Operating income (loss)                         (22,328)        (23,459)        48,115       51,369        57,255
 Minority interest in subsidiary                  (1,768)          1,297          3,523        3,140         2,825
 Other expenses, net                               4,309           5,185            968          731         1,496
 Interest expense                                 31,869          17,046          6,985        7,248        17,285
 Income (loss) before income taxes,
   extraordinary item and cumulative
   effect of accounting change                   (56,738)        (46,987)        36,639       40,250        35,649

 Provisions (credit) for income taxes            (20,135)        (14,195)        17,932       19,278        16,894
 Income (loss) before extraordinary
   item and cumulative effect
   of accounting change                          (36,603)        (32,792)        18,707       20,972        18,755
 Extraordinary item (1) -                              -               -              -         (661)      (15,975)
 Cumulative effect on prior years of
  change in revenue recognition method (2)             -               -              -            -        (3,363)
 Net income (loss)                               (36,603)        (32,792)        18,707       20,311          (583)
 Income (loss) per common share
   before extraordinary item
   and cumulativeeffect
   of accounting change                            (2.10)          (1.90)           .74          .89           .99

 Net income (loss) per common share                (2.10)          (1.90)           .74          .85          (.03)
 Cash dividends paid per common share (3)            .01             .04            .04          .04           .02

Pro Forma Data (4):
 Income (loss) before extraordinary item      $  (36,603)     $  (32,792)    $   18,707   $   20,972     $  18,755
 Income (loss) before extraordinary
   item per common share                           (2.10)          (1.90)           .74          .89           .99
 Net income (loss)                               (36,603)        (32,792)        18,707       20,311         2,780
 Net income (loss) per common share                (2.10)          (1.90)           .74          .85           .15

Balance Sheet Data
 (as of the end of the period):
 Total assets                                 $  843,200      $  985,837     $  569,045   $  447,733     $ 428,345
Current portion of long-term debt                 39,082          26,634         65,161       15,239        28,348
 Long-term debt (including capital leases
   and excluding current portion)                326,950         399,144         59,295       43,731       107,075

Other Data
 Capital expenditures (5)                     $   41,599      $   74,808     $   64,098   $   33,160     $  26,596
 Depreciation and amortization                    56,389          46,627         28,087       28,266        34,473
 Goodwill amortization                             4,609           5,135          3,527        3,064         3,034
 Other amortization                                3,740           1,044            501          319           755




ITEM 6.   SELECTED FINANCIAL DATA -- Continued
<F1>
(1)For 1993, represents an extraordinary charge of $661,000 (net of tax of $413,000) from the loss on extinguishment of debt. For 1992, represents an extraordinary charge of $15,975,000 (net of tax of $9,700,000) from the loss on extinguishment of debt in May 1992.
<F2>
(2)Represents a charge of $3,363,000 (net of tax of $2,100,000) to reflect the cumulative effect on prior years of the change in method of accounting for the recognition of revenue as required under the Financial Accounting Standards Board's Emerging Issues Task Force Ruling 91-9 ("EITF 91-9").
<F3>
(3)Cash dividends on the Company's Common Stock were indefinitely suspended by the Company as of the second quarter of 1996. No cash dividends were paid by the Company during the first three quarter of 1992.
<F4>
(4)Assumes the change in accounting method for recognition of revenue as required under EITF 91-9 occurred January 1, 1992.
<F5>
(5)Net of equipment trade-ins. Does not include revenue equipment placed in service under operating leases, which amounted to $24.6 million in 1995, $24.8 million in 1993 and $25.5 million in 1992. There were no operating leases for revenue equipment entered into for 1996 and 1994. See "Management's Discussion and Analysis-Liquidity and Capital Resources."
<F6>
(6)1995 selected financial data is not comparative to the prior years' information due to the WorldWay acquisition effective August 12, 1995. In conjunction with the WorldWay acquisition, assets with a fair value of $313 million were acquired and liabilities of approximately $252 million were assumed. Approximately $134 million in revenues for the period from August 12, 1995 to December 31, 1995, are included in the 1995 consolidated statement of operations generated by subsidiaries acquired as part of the WorldWay acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, logistics and freight intermodal operations and truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and, effective September 30, 1994, Clipper Exxpress Company ("Clipper"). Also, effective August 12, 1995, pursuant to its acquisition of WorldWay Corporation ("WorldWay"), the Company owns Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), and The Complete Logistics Company ("Complete Logistics"). (See discussion below.)

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

The Clipper acquisition was accounted for under the purchase method, effective September 30, 1994. The purchase price was allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $49.4 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

On July 14, 1995, ABC Acquisition Corporation (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a tender offer (the "Offer") to purchase all outstanding shares of common stock of WorldWay Corporation at a purchase price of $11 per share. Pursuant to the Offer, on August 11, 1995, the Purchaser accepted for payment shares of WorldWay validly tendered, representing approximately 91% of the shares outstanding. On October 12, 1995, the remaining shares of WorldWay's common stock were converted into the right to receive $11 per share in cash.

For financial statement purposes, the WorldWay acquisition has been accounted for under the purchase method effective August 12, 1995. Consequently, the accompanying financial statements include the results of operations for WorldWay and its subsidiaries since August 12, 1995. During 1996, the Company finalized the allocation of the purchase cost which resulted in an increase in goodwill of $13 million from the preliminary allocation. Assets with a fair value of approximately $313 million were acquired and liabilities with a fair value of approximately $252 million were assumed. The Company's total purchase price was $76 million. Approximately $15 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

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

During 1996, the Company changed the name of its Forwarding Operations Segment to the Intermodal Operations Segment.

The segment information for 1994 has been restated to reflect the Company's current reported business segments. For 1995 and subsequent periods, information that was previously reported in the service and other business segment will be reported in the logistics operations segment.

                                            Year Ended December 31
                                      1996          1995         1994
                                                ($ thousands)

OPERATING REVENUES
 LTL motor carrier
  operations                      $ 1,199,437   $1,088,416   $  918,663
 Intermodal operations                180,619      140,691       31,468
 Truckload motor carrier
  operations                           74,623       27,992            -
 Logistics operations                  54,849       31,699        7,514
 Tire operations                      141,613      145,127      138,665
 Other                                  8,043        3,354        2,111
                                  -----------   ----------   ----------
                                  $ 1,659,184   $1,437,279   $1,098,421
                                  ===========   ==========   ==========
OPERATING EXPENSES AND COSTS

LTL MOTOR CARRIER OPERATIONS
 Salaries and wages               $   832,474   $  779,453   $  613,187
 Supplies and expenses                130,330      120,439       96,210
 Operating taxes and
   licenses                            47,552       45,906       35,928
 Insurance                             28,393       24,122       18,237
 Communications and
   utilities                           29,897       26,776       22,639
 Depreciation and
   amortization                        41,755       37,822       24,302
 Rents and purchased
   transportation                      95,169       76,823       67,550
 Other                                 12,296        8,219        4,298
 Other non-operating (net)               (269)       1,771          690
                                  -----------   ----------   ----------
                                    1,217,597    1,121,331      883,041

INTERMODAL OPERATIONS
 Cost of services                     151,799      117,455       26,817
 Selling, administrative
   and general                         27,658       18,711        3,542
 Other non-operating (net)              1,708        1,705          414
                                   ----------   ----------   ----------
                                      181,165      137,871       30,773














                                            Year Ended December 31
                                      1996          1995         1994
                                                ($ thousands)
TRUCKLOAD MOTOR
  CARRIER OPERATIONS
 Salaries and wages               $    27,483   $    9,746   $        -
 Supplies and expenses                 13,552        4,530            -
 Operating taxes and
   licenses                             7,060        2,571            -
 Insurance                              2,208          980            -
 Communications and
   utilities                            1,038          420            -
 Depreciation and
   amortization                         3,580        1,249            -
 Rents and purchased
   transportation                      14,880        5,348            -
 Other                                    434          108            -
 Other non-operating (net)                 17            9            -
                                   ----------   ----------   ----------
                                       70,252       24,961            -
LOGISTICS OPERATIONS
 Cost of services                      50,612       30,588        7,100
 Selling, administrative
   and general                          7,081        3,711        1,388
 Other non-operating (net)                (62)          11           (6)
                                   ----------   ----------   ----------
                                       57,631       34,310        8,482
TIRE OPERATIONS
 Cost of sales                        109,673      108,686      100,909
 Selling, administrative
  and general                          37,491       31,642       26,206
 Other non-operating (net)               (730)         375          471
                                   ----------   ----------   ----------
                                      146,434      140,703      127,586
SERVICE AND OTHER                      12,742        6,747        1,392
                                   ----------   ----------   ----------
                                   $1,685,821   $1,465,923   $1,051,274
                                   ==========   ==========   ==========
OPERATING PROFIT (LOSS)
 LTL motor carrier
   operations                      $  (18,160)  $  (32,915)  $   35,622
 Intermodal operations                   (546)       2,820          695
 Truckload motor carrier
   operations                           4,371        3,031            -
 Logistics operations                  (2,782)      (2,611)        (968)
 Tire operations                       (4,821)       4,424       11,079
 Other                                 (4,699)      (3,393)         719
                                   ----------   ----------   ----------
TOTAL OPERATING PROFIT
   (LOSS)                             (26,637)     (28,644)      47,147
INTEREST EXPENSE                       31,869       17,046        6,985
MINORITY INTEREST                      (1,768)       1,297        3,523
                                   ----------   ----------   ----------
INCOME (LOSS) BEFORE
   INCOME TAXES                    $  (56,738)  $  (46,987)  $   36,639
                                   ==========   ==========   ==========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis as shown in the table on the preceding page. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the Department of Transportation ("D.O.T.").

                                              Year Ended December 31
                                          1996        1995         1994
LTL MOTOR CARRIER OPERATIONS
 Salaries and wages                        69.4%        71.6%       66.7%
 Supplies and expenses                     10.9         11.1        10.5
 Operating taxes
   and licenses                             4.0          4.2         3.9
 Insurance                                  2.4          2.2         2.0
 Communications
   and utilities                            2.5          2.5         2.5
 Depreciation and
   amortization                             3.5          3.5         2.6
 Rents and purchased
   transportation                           7.9          7.1         7.4
 Other                                      1.0          0.7         0.4
 Other non-operating (net)                 (0.1)         0.1         0.1
                                          ------       ------      ------
 Total LTL Motor
   Carrier Operations                     101.5%       103.0%       96.1%
                                          ======       ======      ======
INTERMODAL OPERATIONS
 Cost of services                          84.0%        83.5%       85.2%
 Selling, administrative
   and general                             15.3         13.3        11.3
 Other non-operating (net)                  1.0          1.2         1.3
                                          ------       ------      ------
 Total Intermodal Operations              100.3%        98.0%       97.8%
                                          ======       ======      ======

TRUCKLOAD MOTOR CARRIER OPERATIONS
 Salaries and wages                        36.8%        34.8%        -
 Supplies and expenses                     18.2         16.2         -
 Operating taxes
   and licenses                             9.5          9.2         -
 Insurance                                  3.0          3.5         -
 Communications and
   utilities                                1.4          1.5         -
 Depreciation and
   amortization                             4.8          4.5         -
 Rents and purchased
   transportation                          19.9         19.1         -
 Other                                      0.6          0.4         -
 Other non-operating (net)                 (0.1)         -           -
                                          ------       ------      ------
 Total Truckload Motor
   Carrier Operations                      94.1%        89.2%        -
                                          ======       ======      ======



                                              Year Ended December 31
                                          1996        1995         1994

LOGISTICS OPERATIONS
 Cost of sales                             92.3%        96.5%       94.5%
 Selling, administrative
   and general                             12.9         11.7        18.5
 Other non-operating (net)                 (0.1)         -          (0.1)
                                          ------       ------      ------
 Total Logistics Operations               105.1%       108.2%      112.9%
                                          ======       ======      ======
TIRE OPERATIONS
 Cost of sales                             77.4%        74.9%       72.8%
 Selling, administrative
   and general                             26.5         21.8        18.9
 Other non-operating (net)                 (0.5)         0.3         0.3
                                          ------       ------      ------
 Total Tire Operations                    103.4%        97.0%       92.0%
                                          ======       ======      ======

OPERATING PROFIT
 LTL motor carrier
   operations                              (1.5)%       (3.0)%       3.9%
 Intermodal operations                     (0.3)         2.0         2.2
 Truckload motor
   carrier operations                       5.9         10.8         -
 Logistics operations                      (5.1)        (8.2)      (12.9)
 Tire operations                           (3.4)         3.0         8.0

Results of Operations

1996 as Compared to 1995

Consolidated revenues for 1996 increased 15.4% due to the subsidiaries acquired in the WorldWay acquisition being included for all of 1996 versus 4 1/2 months of 1995.

Earnings per common share for 1996 and 1995 give consideration to preferred stock dividends of $4.3 million. Outstanding shares for 1996 and 1995 do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

The Company had an operating loss of $26.6 million in 1996 compared to an operating loss of $28.6 million for 1995.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and effective August 12, 1995, through G.I. Trucking.

Revenues from the LTL motor carrier operations segment for 1996 increased 10.2% over 1995. In 1996, ABF accounted for 92% of the LTL segment revenues. The increase in revenues was due in part because ABF was more successful in retaining its January 1, 1996 rate increase of 5.8% than it had been in recent years. ABF's total tonnage increased 4.3% which consisted of a 5.9% increase in LTL tonnage offset in part by a 1.5% decrease in truckload tonnage. ABF's tonnage increased primarily as a result of including a full year of business retained from the merger of the operations of Carolina Freight Carriers ("Carolina Freight") and Red Arrow Freight Lines ("Red Arrow") into ABF in September 1995.

On January 1, 1997, ABF implemented an overall rate increase of 5.9%.

The LTL segment revenues also increased as a result of including a full year of G.I. Trucking's operations for 1996. During 1996, G.I. Trucking continued to replace revenues lost as a result of the ABF/Carolina merger. G.I. had served Carolina Freight customers with deliveries to western states where Carolina Freight did not have terminal operations. ABF serves ABF and former Carolina Freight customers coast-to-coast. Fourth quarter 1996 revenues were 44% higher than the fourth quarter of 1995, which reflected the substantial decrease in revenue caused by the merger.

Effective with the ABF/Carolina merger, ABF inherited Carolina Freight's regional distribution terminal operations which reconfigured the way freight flowed through ABF's terminal system. This reconfiguration created many operating inefficiencies in ABF's system. Labor dollars as a percent of revenue increased, empty miles increased and weight per trailer decreased, which all had an adverse impact on expenses.

During 1996, ABF discontinued twelve of the inherited regional distribution terminal operations. These closings, which occurred during the first two quarters, returned ABF to its normal terminal system configuration. This reconfiguration allowed ABF to gradually improve its direct labor costs, improve its weight per trailer and reduce its empty miles. ABF's operating ratio as reported to the D.O.T. was 99.3% in the fourth quarter of 1996 compared to 109.3% in the fourth quarter of 1995.

Salaries, wages and benefits increased 3.8% annually effective April 1, 1996, pursuant to ABF's collective bargaining agreement with its Teamsters employees. Effective April 1, 1997, for the final year of the Teamsters' agreement, ABF's salaries, wages and benefits will increase 3.9%.

Intermodal Operations Segment. The Company's intermodal operations are conducted primarily through the Clipper Group and effective August 12, 1995, CaroTrans.

Comparisons for 1996 were affected by the WorldWay acquisition in August 1995. Therefore, certain comparisons of the results of operations for the intermodal operations segment are not meaningful and are not presented.

Revenues for the intermodal operations segment increased 28.4% in 1996, resulting primarily from the inclusion of CaroTrans for the full year and a 6% increase in revenues for the Clipper Group. Effective January 1, 1997, Clipper implemented a 5.9% rate increase, with an effective rate of 4% on LTL revenues.

During 1996, Clipper experienced an increase in the weight per shipment, resulting in a decline in revenue per hundredweight without a proportionate reduction in cost per hundredweight with a resulting decline in margins on the higher revenue.

CaroTrans expanded into some higher cost markets during 1996 and also experienced a shift in market mix to more full container-load freight. Also, ocean container costs increased. Both of these factors negatively impacted operating results.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the WorldWay acquisition, the Company began reporting a new business segment, truckload motor carrier operations.The Company's truckload motor carrier operations are conducted through Cardinal.

Cardinal's revenues increased over 1995 primarily from the inclusion of a full year of operations in 1996. However, revenues were lower than expected in 1996 due to the continuing driver shortage in the truckload transportation industry.

Higher fuel prices per gallon resulted in higher-than-expected fuel costs which were only partially recovered by fuel surcharges.

Cardinal also experienced higher-than-normal maintenance costs due to aging of revenue equipment. Cardinal anticipates replacing some of its older equipment in 1997.

Logistics Operations Segment. Effective August 12, 1995, with the WorldWay acquisition, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and effective August 12, 1995, through Complete Logistics and Innovative Logistics.

During the 1996 fourth quarter, the operations of Innovative Logistics were merged with and into Complete Logistics and the Clipper Group. Innovative's non-asset intensive customer accounts and operations were merged into the Clipper Group with the remaining accounts absorbed by Complete Logistics.

Comparisons for 1996 were affected by the WorldWay acquisition in August 1995. Therefore, comparisons of the results of operations for the intermodal operations segment are not meaningful and are not presented.

The increase in logistics operations revenues in 1996 resulted primarily from the inclusion of Complete Logistics and Innovative Logistics for the full year and a 14% increase in revenues at Integrated Distribution.

Tire Operations Segment. Treadco's revenues for 1996 decreased 2.4% to $141.6 million from $145.1 million for 1995. For 1996, "same store" sales decreased 9.2%, offset in part by a 6.7% increase in "new store" sales. "Same store" sales include both production locations and satellite sales locations that have been in existence for all of 1996 and 1995. Revenues from retreading for 1996 decreased 9.4% to $69.2 million from $76.4 million for 1995. Revenues from new tire sales increased 5.3% to $72.4 million for 1996 from $68.7 million for 1995.

As previously disclosed in 1995, Treadco's longtime tread rubber supplier, Bandag Incorporated ("Bandag"), advised Treadco that certain franchises expiring in 1996 would not be renewed. Bandag subsequently advised the Company that unless the Company used the Bandag process exclusively, Bandag would not renew any of the Company's franchise agreements when they expired. The Company's remaining Bandag franchise agreements had expiration dates in 1997 and 1998. Subsequently, Treadco management made the decision to convert all of its Bandag franchise locations to Oliver Rubber Company ("Oliver") licensed facilities.

During September 1996, Treadco completed the conversion of its production facilities to Oliver licensed facilities. The conversion was completed in phases throughout the first three quarters of 1996 with approximately one-third of its production facilities converted each quarter.

The conversion resulted in up to two lost production days during each conversion, some short-term operational inefficiencies and time lost as production employees familiarized themselves with the new equipment. Also, management has been required to spend time with the conversion at the expense of normal daily operations.

Treadco has seen increased competition as Bandag has granted additional franchises in some locations currently being served by Treadco. The new competition has led to increased pricing pressures in the marketplace. As anticipated, Bandag continues to target Treadco's customers which has caused the loss of a substantial amount of national account business. In addition, in many cases, the business retained is at lower profit margins.

Costs of sales for the tire operations segment as a percent of revenue increased primarily due to expenses incurred during the conversion and because tire margins are less as a result of increased pricing pressures.

Selling, administrative and general expenses as a percent of revenue increased as a result of several factors including costs associated with the conversion from Bandag, higher self-insurance costs, expenses associated with employee medical benefits and legal costs.

Other non-operating items for 1996 include a $1 million gain on the sale of assets related to the conversion from Bandag to Oliver.

Interest. Interest expense was $31.9 million for 1996 compared to $17.0 million for 1995, primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred in the WorldWay acquisition and debt incurred for working capital requirements during the fourth quarter of 1995.

Income Taxes. The difference between the effective tax rate for 1996 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note G to the consolidated financial statements).

At December 31, 1996, the Company had deferred tax assets of $48.2 million, net of a valuation allowance of $1.2 million, and deferred tax liabilities of $54.2 million. The Company believes that the benefits of the deferred tax assets of $48.2 million will be realized through the reduction of future taxable income. Management has considered appropriate factors in assessing the probability of realizing these deferred tax assets. These factors include the deferred tax liabilities of $54.2 million and the presence of significant taxable income in 1994 and the extended carryforward period for net operating losses included in deferred tax assets. The valuation allowance has been provided for the benefit of net operating loss carryovers in certain states with relatively short carryover periods.

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

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and effective August 12, 1995, through G.I. Trucking.

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

Effective with the merger, ABF inherited Carolina Freight's regional distribution terminal operations, which reconfigured the way freight flowed through ABF's terminal system. This reconfiguration created many operating inefficiencies in ABF's system. Labor dollars as a percent of revenue increased, empty miles increased and weight per trailer decreased, all of which had an adverse impact on expenses.

ABF has implemented a combination of cost-cutting and revenue-raising measures to stem its operating losses. ABF has closed a number of regional distribution terminal operations which it inherited when Carolina Freight and Red Arrow were merged into ABF. These closings will realign ABF to its normal terminal system configuration. ABF implemented a 5.8% freight rate increase on January 1, 1996 and is in the process of selling excess real estate and revenue equipment resulting from the Carolina Freight and Red Arrow merger.

Salaries, wages and benefits increased 3.3% annually effective April 1, 1995, pursuant to ABF's collective bargaining agreement with its Teamsters' employees and will increase 3.8% annually effective April 1, 1996.

Intermodal Operations Segment. Effective September 30, 1994, with the purchase of the Clipper Group, the Company began reporting a new business segment, intermodal operations. The Company's intermodal operations are conducted primarily through the Clipper Group, effective September 30, 1994, and CaroTrans, effective August 12, 1995.

Comparisons for 1995 were affected by the WorldWay acquisition in August 1995 and by the acquisition of the Clipper Group in September 1994. Therefore, comparisons of the results of operations for the intermodal operations segment are not meaningful and are not presented.

For 1995, the intermodal operations segment had revenues of $140.7 million with an operating profit of $2.8 million. Intermodal operations were adversely affected during 1995 by soft economic conditions.

Truckload Motor Carrier Operations Segment. Effective August 12, 1995, with the WorldWay acquisition, the Company began reporting a new business segment, truckload motor carrier operations. The Company's truckload motor carrier operations are conducted through Cardinal.

From August 12, 1995 to December 31, 1995, Cardinal had revenues of $28.0 million with an operating profit of $3.0 million. Cardinal's operations were adversely affected during 1995 by soft economic conditions.

Logistics Operations Segment. Effective August 12, 1995, with the acquisition of WorldWay, the Company began reporting a new business segment, logistics operations. The Company's logistics operations are conducted through Integrated Distribution, Inc. and effective August 12, 1995, through Complete Logistics and Innovative Logistics.

For 1995, the logistics operations segment had operating revenues of $31.7 million with an operating loss of $2.6 million.

Tire Operations Segment. Treadco's revenues for 1995 increased 4.7% to $145.1 million from $138.7 million for 1994. For 1995, "same store" sales increased 2.4% and "new store" sales accounted for 2.7% of the increase from 1994. "Same store" sales include both production locations and satellite sales locations that have been in existence for all of 1995 and 1994. Although a softer economy during the quarter slowed demand for both new replacement and retreaded truck tires, "same store" sales were higher primarily as a result of an increase in market share in the areas served. Treadco has seen increased competition as Bandag Incorporated ("Bandag") has granted additional franchises in some locations currently being served by Treadco. Revenues from retreading for 1995 increased 1.6% to $76.4 million from $75.2 million for 1994. Revenues from new tire sales increased 8.3% to $68.7 million for 1995 from $63.5 million for 1994.

Tire operations segment operating expenses as a percent of revenues were 97.0% for 1995 compared to 92.0% for 1994. Cost of sales for the tire operations segment as a percent of revenues increased to 74.9% for 1995 from 72.8% for 1994. Bandag, Treadco's tread rubber supplier, implemented three price increases, totaling 9.6%, during 1994 and the beginning of 1995 which Treadco was unsuccessful in fully passing along to customers. Selling, administrative and general expenses for the tire operations segment increased to 21.8% for 1995 from 18.9% for 1994. The increase resulted primarily from costs resulting from Bandag's termination of the Company's franchises, an increase in bad debt expense, costs associated with employee medical benefits and data processing costs associated with the installation of a production and inventory control system.

In August 1995, Bandag, Treadco's tread rubber supplier and franchiser of the retreading process used by substantially all of Treadco's locations, announced that certain franchise agreements would not be renewed upon expiration in 1996. Bandag subsequently advised Treadco that unless Treadco used the Bandag process exclusively, Bandag would not renew any of Treadco's franchise agreements when they expired.

In October 1995, Treadco announced it had reached an agreement for the Oliver Rubber Company ("Oliver") to be a supplier of equipment and related materials for Treadco's truck tire precure retreading business. The agreement provides that Oliver will supply Treadco with retreading equipment and related materials for any Treadco facilities which ceased being a Bandag franchised location.

Interest. Interest expense was $17.0 million for 1995 compared to $7.0 million for 1994, primarily due to a higher level of outstanding debt. The increase in long-term debt consisted primarily of debt incurred in the acquisition of WorldWay and debt incurred for working capital requirements during the fourth quarter of 1995. Also, the Company incurred additional debt in the latter part of 1994 in the acquisition of the Clipper Group and a term loan used to finance construction of the Company's corporate office building which was completed in 1995.

Income Taxes. The difference between the effective tax rate for 1995 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note G to the consolidated financial statements).

At December 31, 1995, the Company had deferred tax assets of $45.6 million, net of a valuation allowance of $1.2 million, and deferred tax liabilities of $62.0 million. The Company believes that the benefits of the deferred tax assets of $45.6 million will be realized through the reduction of future taxable income. Management considered appropriate factors in assessing the probability of realizing these deferred tax assets. These factors include the deferred tax liabilities of $62.0 million and the presence of significant taxable income in 1993 and 1994 and the extended carryforward period for net operating losses included in deferred tax assets. The valuation allowance has been provided for the benefits of net operating loss carryovers in certain states where operations were affected by the merger of Carolina Freight into ABF.

Liquidity and Capital Resources

The ratio of current assets to current liabilities was .86:1 at December 31, 1996 compared to 1.06:1 at December 31, 1995. Net cash provided by operating activities for 1996 was $30.2 million compared to net cash used of $66.2 million in 1995. The increase is due primarily to the reductions in receivables, other assets and income tax refunds on loss carrybacks.

The Company is a party to a $347 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 14 other participating banks. The Credit Agreement included a $72 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

At December 31, 1996, there were $187 million of Revolver Advances, $40.9 million of Term Advances and approximately $71.9 million of letters of credit outstanding. The Revolver Advances are payable on August 11, 1998. The Term Loan is payable in installments through August 1998. The Credit Agreement requires that net proceeds received from certain asset sales be applied against the Term Loan balance. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's equipment and real estate, the Treadco common stock owned by the Company, and eligible receivables. The Company has pledged on the Credit Agreement substantially all revenue equipment and real property not already pledged under other debt obligations.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, capital expenditures, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of December 31, 1996, the Company was not in compliance with certain covenants relating to financial tests, and the Company obtained a waiver through January 31, 1997. On January 31, 1997, the Company obtained an amendment to the Credit Agreement which included revised financial covenants with which the Company is in compliance. The Credit Agreement had previously been amended in February, 1996, including a revision of term and financial covenants.

As a part of the February, 1996 amendment, the Company obtained an additional credit agreement which provides for borrowings of up to $30 million. Borrowings under this agreement bear interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement, or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement. The maturity date of this agreement is March 31, 1997. In connection with the January, 1997 amendment, the available borrowings were reduced to $15 million, and by March 31, 1997, the Company may, at its option, extend the maturity date to

September 30, 1997. As of December 31, 1996, and during the year then ended, there were no borrowings under this additional credit agreement. This agreement contains covenants that are substantially the same as the covenants contained in the primary Credit Agreement.

The Company assumed the Subordinated Debentures of WorldWay which were issued in April 1986. The debentures bear interest at 6.25% per annum, payable semi-annually, on a par value of $50,000,000. The debentures are payable April 15, 2011. The Company may redeem the debentures at a price of 100%. The Company is required to redeem through a mandatory sinking fund commencing before April 15, in each of the years from 1997 to 2010, an amount in cash sufficient to redeem $2,500,000 annually of the aggregate principal amount of the debentures issued.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at Treadco's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1995, the interest rate was 7.1%. At December 31, 1995, Treadco had $10 million outstanding under the Revolving Credit Agreement. The Treadco Credit Agreement is payable in September 1998. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests. The Treadco Credit Agreement was amended in June 1996, restating certain financial test requirements through December 31, 1996.

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

The following table sets forth the Company's historical capital expenditures (net of equipment trade-ins) for the periods indicated below:

                                                Year Ended December 31
                                           1996         1995        1994
                                                     ($ millions)

LTL motor carrier operations              $   13.0     $   75.0     $  44.2
Intermodal operations                          0.4          0.4           -
Truckload motor carrier operations             0.8          2.1           -
Logistics operations                           3.1          5.3           -
Tire operations                               23.0          4.5         4.3
Service and other                              1.3         12.1        15.6
                                              41.6         99.4        64.1
   Less: Operating leases                      -          (24.6)          -
                                          --------      --------   --------
Total                                     $   41.6     $   74.8     $  64.1
                                          ========      ========   ========

The amounts presented in the table under operating leases reflect the estimated purchase price of the equipment had the Company purchased the equipment versus financing through operating lease transactions.

In 1997, the Company anticipates spending approximately $49 million in total capital expenditures net of proceeds from equipment sales. Of the $49 million, ABF is budgeted for approximately $24.5 million to be used primarily for revenue equipment. Treadco is budgeted for $7.1 million of expenditures for retreading and service equipment and facilities, and Cardinal has $7.3 million budgeted for revenue equipment purchases.

Cash from operations and the sale of assets resulted in reduction of debt of approximately $70 million in 1996.

At December 31, 1996, the Company had approximately $16 million of availability under the Credit Agreement as well as $15 million under the additional credit agreement.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

Seasonality

The LTL and truckload motor carrier segments are affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Intermodal operations are similar to the LTL and truckload segments with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last six months of the calendar year generally having the highest levels of sales.

Environmental Matters

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 148 underground tanks located in 33 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of December 31, 1996, the Company has accrued approximately $3,100,000 to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

Forward-Looking Statements

The Management's Discussion and Analysis Section of this report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; and the timing and amount of capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response of this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 1997, set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Options/SAR Grants Table," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plan," "Employment Contracts and Termination of Employment and Change in Control Arrangements" and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 1997, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 1997, sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's proxy statement for the annual meeting of stockholders to be held on May 8, 1997, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

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

     (b)  Reports on Form 8-K
          Form 8-K dated February 27, 1997
             Item 5. On January 31, 1997, Arkansas Best Corporation's (the "Company") existing $346,971,312 Amended and Restated Credit Agreement with Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A., as Documentation Agent, and certain other banks was amended. Also, on January 31, 1997, the Company's existing $30,000,000 Credit Agreement with Societe Generale, Southwest Agency as Agent and certain other banks was amended.

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

                                        ARKANSAS BEST CORPORATION

                                        By: /s/Donald L. Neal
                                           ----------------------------
                                          Donald L. Neal
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                        Date
    ---------                         -----                       -----

/s/William A. Marquard     Chairman of the Board, Director       3/18/97
------------------------                                         -------
William A. Marquard


/s/Robert A. Young, III    Director, Chief Executive Officer     3/19/97
------------------------                                         -------
Robert A. Young, III       and President (Principal
                           Executive Officer)

/s/Donald L. Neal          Senior Vice President - Chief         3/19/97
------------------------   Financial Officer (Principal          -------
Donald L. Neal             Financial and Accounting Officer)


/s/Frank Edelstein         Director                              3/19/97
------------------------                                         -------
Frank Edelstein


/s/Arthur J. Fritz         Director                              3/18/97
------------------------                                         -------
Arthur J. Fritz


/s/John H. Morris          Director                              3/19/97
------------------------                                         -------
John H. Morris


/s/Alan J. Zakon           Director                              3/17/97
------------------------                                         -------
Alan J. Zakon

                         ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                 FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                              CERTAIN EXHIBITS

                        FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED DECEMBER 31, 1996

                          ARKANSAS BEST CORPORATION

                            FORT SMITH, ARKANSAS

                     FORM 10-K -- ITEM 14(a)(1) and (2)
       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          ARKANSAS BEST CORPORATION


The following consolidated financial statements of Arkansas Best Corporation are included in Item 8:

   Consolidated Balance Sheets -- December 31, 1996 and 1995

   Consolidated Statements of Operations -- Years ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Shareholders' Equity -- Years ended
   December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS






Shareholders and Board of Directors
Arkansas Best Corporation



We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP



Little Rock, Arkansas
January 31, 1997

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                         December 31
                                                      1996          1995
                                                        ($ thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents -- Note N                $  1,806     $  16,945
  Receivables -- Note E
   Trade, less allowances for
   doubtful accounts (1996 -- $6,118,000;
   1995 -- $19,403,000)                               186,065       205,196
  Inventories -- Notes D and E                         33,831        36,850
  Prepaid expenses                                     13,593        13,927
  Deferred income taxes -- Note G                      16,490        32,080
  Federal and state income taxes
   refundable -- Note G                                 7,320        17,489
                                                     --------      --------
     TOTAL CURRENT ASSETS                             259,105       322,487

PROPERTY, PLANT AND EQUIPMENT -- Note E
  Land and structures                                 228,051       228,706
  Revenue equipment                                   268,270       285,045
  Manufacturing equipment                              18,815         8,289
  Service, office and other equipment                  65,532        65,458
  Leasehold improvements                                9,273        10,675
                                                     --------      --------
                                                      589,941       598,173
  Less allowances for depreciation
     and amortization                                (222,308)     (190,690)
                                                     --------      --------
                                                      367,633       407,483

OTHER ASSETS                                           57,160        70,452

NET ASSETS HELD FOR SALE -- Note C                      9,148        39,937

GOODWILL, less amortization
  (1996 -- $28,006,000; 1995 --
  $24,027,000) -- Notes B and C                       150,154       145,478
                                                     --------      --------
                                                     $843,200      $985,837
                                                     ========      ========












ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                         December 31
                                                      1996          1995
                                                        ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank drafts payable                                $    646     $  12,999
  Trade accounts payable                               79,140        74,998
  Accrued expenses -- Note  F                         182,011       188,708
  Current portion of long-term debt -- Note  E         39,082        26,634
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                        300,879       303,339

LONG-TERM DEBT, less current portion --
  Notes  E and N                                      326,950       399,144

OTHER LIABILITIES                                      21,416        18,665

DEFERRED INCOME TAXES -- Note G                        22,505        48,560

MINORITY INTEREST -- Note  A                           34,020        38,265

SHAREHOLDERS' EQUITY -- Notes A and H
  Preferred stock, $.01 par value, authorized
   10,000,000 shares; issued and outstanding
   1,495,000 shares                                        15            15
  Common stock, $.01 par value, authorized
   70,000,000 shares; issued and outstanding
   1996:  19,504,473 shares;
   1995: 19,519,061 shares                                195           195
  Additional paid-in capital -- Note H                192,328       192,436
  Retained earnings (deficit)                         (55,108)      (14,782)
                                                     --------      --------
     TOTAL SHAREHOLDERS' EQUITY                       137,430       177,864

COMMITMENTS AND CONTINGENCIES --
  Notes I, J and K
                                                     --------      --------
                                                     $843,200      $985,837
                                                     ========      ========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Year Ended December 31
                                      1996           1995           1994
                                         ($ thousands, except share
                                             and per share data)
OPERATING REVENUES -- Note B
  Less than truckload motor
     carrier operations            $1,199,437     $1,088,416     $  918,663
  Truckload motor carrier
     operations                        74,623         27,992              -
  Intermodal operations               180,619        140,691         31,468
  Logistics operations                 54,849         31,699          7,514
  Tire operations                     141,613        145,127        138,665
  Service and other                     8,043          3,354          2,111
                                    ---------      ---------      ---------
                                    1,659,184      1,437,279      1,098,421

OPERATING EXPENSES AND COSTS --
  Notes B and L
  Less than truckload motor
     carrier operations             1,217,866      1,119,560        882,351
  Truckload motor carrier
     operations                        70,235         24,952              -
  Intermodal operations               179,457        136,166         30,359
  Logistics operations                 57,693         34,299          8,488
  Tire operations                     147,164        140,328        127,115
  Service and other                     9,097          5,433          1,993
                                    ---------      ---------      ---------
                                    1,681,512      1,460,738      1,050,306
                                    ---------      ---------      ---------
OPERATING INCOME (LOSS)               (22,328)       (23,459)        48,115

OTHER INCOME (EXPENSE)
  Gains on asset sales                  3,334          3,194          2,168
  Interest                            (31,869)       (17,046)        (6,985)
  Minority interest in
     subsidiary -- Note  A              1,768         (1,297)        (3,523)
  Other, net                           (7,643)        (8,379)        (3,136)
                                    ---------      ---------      ---------
                                      (34,410)       (23,528)       (11,476)
                                    ---------      ---------      ---------

INCOME (LOSS) BEFORE
  INCOME TAXES                        (56,738)       (46,987)        36,639

FEDERAL AND STATE INCOME
  TAXES (CREDIT) -- Note  G
  Current                             (16,400)        (5,200)        14,743
  Deferred                             (3,735)        (8,995)         3,189
                                    ---------      ---------      ---------
                                      (20,135)       (14,195)        17,932
                                    ---------      ---------      ---------

NET INCOME (LOSS)                  $  (36,603)    $  (32,792)    $   18,707
                                    =========      =========      =========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

                                            Year Ended December 31
                                      1996           1995           1994
                                         ($ thousands, except share
                                             and per share data)
INCOME (LOSS) PER
  COMMON SHARE --
    Notes C and H

NET INCOME (LOSS)                  $    (2.10)    $    (1.90)    $     0.74
                                    =========      =========      =========
CASH DIVIDENDS PAID PER
  COMMON SHARE                     $     0.01     $     0.04     $     0.04
                                    =========      =========      =========
AVERAGE COMMON SHARES
  OUTSTANDING -- Note  C           19,510,589     19,520,756     19,351,796
                                   ==========     ==========     ==========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        Additional
                                                         Paid-In      Stock Payable    Retained
                                   Preferred  Common    Capital --     to Employee     Earnings
                                     Stock    Stock       Note H      Benefit Plans   (Deficit)
                                                      ($ thousands)

Balances at January 1, 1994           $15     $ 192     $ 191,086        $   205      $  10,492
  Net income                            -         -             -              -         18,707
  Issuance of common stock to
   employee benefit plans               -         -           205           (205)
  Stock options exercised               -         -            36              -
  Acquisition of Traveller
   Group -- Note B                      -         3           938              -
  Dividends paid                                                                         (5,069)
                                      ---      ----      --------         ------       --------
Balances at December 31, 1994          15       195       192,265              -         24,130
  Net loss                              -         -             -              -        (32,792)
  Stock options exercised               -         -           171              -              -
  Dividends paid                        -         -             -              -         (5,079)
  Adjustment to recognize minimum
   pension liability -- Note K          -         -             -              -         (1,041)
                                      ---      ----      --------         ------       --------
Balances at December 31, 1995          15       195       192,436              -        (14,782)
  Net loss                              -         -             -              -        (36,603)
  Dividends paid                        -         -             -              -         (4,493)
  Adjustment to recognize minimum
    pension liability -- Note K         -         -             -              -            770
  Retirement of common stock            -         -          (108)             -              -
                                      ---      ----      --------         ------       --------
Balances at December 31, 1996         $15     $ 195     $ 192,328        $     -      $ (55,108)
                                      ===      ====      ========         ======       ========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Year Ended December 31
                                           1996        1995          1994
                                                  ($ thousands)
OPERATING ACTIVITIES
  Net income (loss)                     $(36,603)    $(32,792)    $  18,707
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization        56,389       46,627        28,087
     Amortization of intangibles           4,609        5,135         3,527
     Other amortization                    3,740        1,044           501
     Provision for losses on
       accounts receivable                 9,489        4,185         2,070
     Provision (credit) for
       deferred income taxes              (3,735)      (8,995)        3,189
     Gains on asset sales                 (3,334)      (3,194)       (2,168)
     Minority interest in subsidiary      (1,768)       1,297         3,773
     Changes in operating  assets
       and liabilities, net of
       acquisitions:
       Receivables                        13,540      (23,795)      (15,312)
       Inventories and prepaid
         expenses                          3,165        3,529        (6,428)
       Other assets                        9,203      (11,751)       (1,566)
       Accounts payable, bank
         drafts payable, taxes
         payable, accrued expenses
         and other liabilities           (24,499)     (47,514)       14,373
                                        --------     --------      --------
NET CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES                     30,196      (66,224)       48,753

INVESTING ACTIVITIES
  Purchases of property, plant
    and equipment, less
    capitalized leases                   (27,747)     (49,690)      (47,298)
  Proceeds from asset sales               65,313       15,748         7,841
  Acquisition of the Clipper Group,
    net of cash acquired -- Note B             -          (84)      (49,556)
  Acquisition of WorldWay
    Corporation, net of cash
    acquired -- Note B                         -      (81,482)            -
                                        --------     --------      --------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                     37,566     (115,508)      (89,013)









ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                              Year Ended December 31
                                           1996        1995          1994
                                                  ($ thousands)
FINANCING ACTIVITIES
  Deferred financing costs and
   expenses incurred in borrowing
   activities                           $ (3,512)    $ (4,578)     $   (147)
  Proceeds from receivables
   purchase agreement                          -            -        56,000
  Payments under receivables
   purchase agreement                          -      (40,000)      (16,000)
  Borrowings under revolving
   credit facilities                     272,585      238,275        34,000
  Borrowings under term loan
   facilities                                  -       75,000        20,000
  Principal payments under
   revolving credit facilities          (288,285)     (30,275)      (39,000)
  Principal payments under term
   loan facility                         (34,052)           -             -
  Net proceeds from the issuance
   of common stock                             -          171            37
  Principal payments on other
   long-term debt and capital
   leases                                (24,704)     (31,844)      (18,616)
  Dividends paid to minority
   shareholders of subsidiary               (440)        (462)         (438)
  Dividends paid                          (4,493)      (5,079)       (5,069)
  Net increase (decrease) in
   bank overdraft                              -       (5,989)        5,989
                                        --------     --------      --------
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                    (82,901)     195,219        36,756
                                        --------     --------      --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        (15,139)      13,487        (3,504)
  Cash and cash equivalents at
   beginning of year                      16,945        3,458         6,962
                                        --------     --------      --------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                         $  1,806     $ 16,945      $  3,458
                                        ========     ========      ========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier, intermodal operations and truck tire retreading and sales (see Note M). Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company and related companies (the "Clipper Group") and, effective August 12, 1995, WorldWay Corporation ("WorldWay") (see Note B). The principal subsidiaries of WorldWay included Carolina Freight Carriers Corp., which was merged into ABF on September 24, 1995, Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), and The Complete Logistics Company ("Complete Logistics").

As of December 31, 1996, the Company's percentage ownership of Treadco was 46%. The Company's consolidated financial statements reflect full consolidation of the accounts of Treadco, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls Treadco through stock ownership, board representation and management services provided under a transition services agreement.

Summarized condensed financial information for Treadco is as follows:

TREADCO, INC.
                                                         December 31
                                                      1996           1995
                                                        ($ thousands)
Current assets                                     $  57,829      $  61,615
Property, plant and equipment, net                    33,186         16,339
Other assets                                          14,401         15,081
                                                    --------       --------
  Total assets                                     $ 105,416      $  93,035
                                                    ========       ========

Current liabilities                                $  23,786      $  16,737
Long-term debt and other                              19,682         10,280
Stockholders' equity                                  61,948         66,018
                                                    --------       --------
  Total liabilities and stockholders' equity       $ 105,416      $  93,035
                                                    ========       ========

                                       1996           1995           1994
                                                 ($ thousands)
Sales                               $ 144,154      $ 147,906      $ 140,678
Operating expenses and costs          149,799        143,382        129,625
Interest expense                          899            510            270
Other (income) expense                 (1,192)           (88)             9
Income taxes                           (2,093)         1,711          4,265
                                     --------       --------       --------
  Net income (loss)                 $  (3,259)     $   2,391      $   6,509
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

For financial statement purposes, the WorldWay acquisition has been accounted for under the purchase method effective August 12, 1995. The accompanying financial statements include the results of operations for WorldWay and its subsidiaries since August 12, 1995. Because of the decentralized accounting functions of WorldWay's subsidiaries, the purchase allocation was finalized in 1996 after completing the comprehensive determination of WorldWay's asset values and liabilities. The Company's allocation of the purchase cost resulted in an increase in goodwill of $13 million from the preliminary allocation. Assets with a fair value of approximately $313 million were acquired and liabilities with a fair value of approximately $252 million were assumed. The Company's total purchase price was $76 million. Approximately $15 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

On September 30, 1994, the Company consummated the purchase of all outstanding stock of the Clipper Group pursuant to a stock purchase agreement entered into on August 18, 1994. Assets of approximately $26.2 million were acquired and liabilities of approximately $14.7 million were assumed. The Company's total purchase price was $60.9 million.

The Clipper acquisition has been accounted for under the purchase method, effective September 30, 1994. The accompanying financial statements include the results of operations of Clipper since September 30, 1994. The purchase price has been allocated to assets and liabilities based on their estimated fair values as of the date of acquisition. Approximately $49.4 million of goodwill was recorded as a result of the purchase allocation and is being amortized over a 30-year period.

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

Operating results for 1996 and pro forma unaudited information (as if the Clipper Group, Traveller Group and the WorldWay acquisitions were completed at the beginning of 1994) for 1995 and 1994 is as follows:

                                      1996           1995           1994
                                      (thousands, except per share data)

Operating revenues                 $1,659,184     $1,921,432     $2,144,994
Operating expenses                  1,681,512      2,007,421      2,059,351
                                   ----------     ----------      ---------
                                      (22,328)       (85,989)        85,643
Interest expense, net                  31,869         24,769         21,451
Minority interest in subsidiary        (1,768)         1,297          3,523
Other expense, net                      4,309         24,069          8,687
Provision for income taxes
 (credit)                             (20,135)       (46,879)        24,960
                                   -----------    ----------     ----------
Net Income (loss)                  $  (36,603)    $  (89,245)    $   27,022
                                   ===========    ==========     ==========
Earnings (loss) per common share   $    (2.10)    $    (4.79)    $     1.16
                                   ===========    ==========     ==========
Average common shares outstanding      19,511         19,544         19,662
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

Property, Plant and Equipment: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, such property is depreciated principally by the straight-line method, using the following lives: structures -- 15 to 30 years; revenue equipment -- 3 to 7 years; manufacturing equipment -- 5 to 8 years; other equipment -- 3 to 10 years; and leasehold improvements -- 4 to 10 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Trade-in allowances in excess of the book value of revenue equipment traded are accounted for by adjusting the cost of assets acquired. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service.

Assets Held for Sale: Assets held for sale represents primarily non-operating freight terminals and other properties, a portion of which were acquired as a result of the WorldWay acquisition (Note B), which are carried at the lower of net book value or estimated net realizable value. Also included in assets held for sale are properties of the Company which are being replaced by WorldWay facilities. The Company recorded writedowns of $1.5 million in 1996 and $2.1 million in 1995 to net realizable value for the Company properties being replaced. The writedown is included with gains on assets sales. Assets held for sale at December 31, 1996 includes $2.0 million in goodwill that was specifically identifiable to certain properties being sold.

Total assets held for sale at December 31, 1995 amounted to $39.9 million of which $36.9 million were sold in 1996, resulting in net gains on sales of $3.1 million. Also, in 1996, additional excess assets amounting to $6.8 million were identified and reclassified to assets held for sale. Of the 1996 additions, $3.2 million were sold, resulting in net losses on sales of $300,000. Management estimates that remaining assets held for sale will be sold prior to December 31, 1997.

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

Income Taxes: Deferred income taxes are accounted for under the liability method. Deferred income taxes relate principally to asset and liability basis differences arising from a 1988 purchase transaction and from the WorldWay acquisition, as well as the timing of the depreciation and cost recovery deductions previously described and to temporary differences in the recognition of certain revenues and expenses of carrier operations.

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

Compensation to Employees: Stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25").

Accounting for Sales of Stock by Subsidiaries: It is the Company's policy to recognize gains and losses on sales of subsidiary stock when incurred.

Claims Liabilities: The Company is self-insured up to certain limits for workers' compensation, cargo loss and damage and certain property damage and liability claims. Provision has been made for the estimated liabilities for such claims based on historical trends, claims frequency, severity and other factors.

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis with actual testing at some sites, and records a liability at the time when it is probable and can be reasonably estimated. The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers. (See Note J)

Derivative Financial Instruments: The Company enters into interest-rate swap agreements and interest-rate cap agreements that are designed to modify the interest characteristic of outstanding debt or limit exposure to increasing interest rates. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in accrued liabilities or other receivables.

Reclassifications: Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

Recent Accounting Pronouncement: The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. Under SFAS No. 121, impairment losses are recognized when information indicates the carrying amount of long-lived assets, identifiable intangibles and goodwill related to those assets will not be recovered through future operations or sale. Impairment losses for assets to be held or used in operations are based on the excess of the carrying amount of the asset over the asset's fair value. Assets held for disposal are carried at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 has been applied prospectively from the date of adoption and the effect of adoption was not material.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE D - INVENTORIES

                                                         December 31
                                                      1996           1995
                                                        ($ thousands)

Finished goods                                     $  24,029      $  25,579
Materials                                              6,267          7,621
Repair parts, supplies and other                       3,535          3,650
                                                    --------       --------
                                                   $  33,831      $  36,850
                                                    ========       ========

NOTE E - LONG-TERM DEBT AND CREDIT AGREEMENTS

                                                         December 31
                                                      1996           1995
                                                        ($ thousands)

Revolving Credit and Term Loan Facility (1)        $ 227,948      $ 278,000
Subordinated Debentures (2)                           44,855         47,016
General Office Agreement (3)                          15,000         17,000
Treadco Credit Agreement (4)                          10,300         10,000
Capitalized lease obligations (5)                     57,962         68,303
Other                                                  9,967          5,459
                                                    --------       --------
                                                     366,032        425,778
Less current portion                                  39,082         26,634
                                                    --------       --------
                                                   $ 326,950      $ 399,144
                                                    ========       ========

(1)The Company is party to a $347 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 14 other participating banks. The Credit Agreement included a $72 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

   Term Loan and Revolving Credit advances bear interest at one of the following rates, at the Company's option: (a) Prime Rate advance or (b) Eurodollar Rate advance. A Prime Rate advance bears an interest rate equal to the lesser of (i) the Adjusted Prime Rate plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The Adjusted Prime Rate is equal to the greater of the prime rate offered by Societe Generale or the Federal Funds Rate plus 1/2%. The Applicable Margin is determined as a function of the ratio of the Company's consolidated indebtedness to its consolidated earnings before interest, taxes, depreciation and amortization. Eurodollar Rate advances shall bear an interest rate per annum equal to the lesser of (i) the Eurodollar Rate offered by Societe Generale plus the Applicable Margin and (ii) the maximum nonusurious interest rate under applicable law. The

   Company has paid and will continue to pay certain customary fees for such commitments and advances. At December 31, 1996, the average interest rate on the Credit Agreement was 8.2%.

   There were $187 million of Revolver Advances, $40.9 million of Term Advances and approximately $71.9 million of letters of credit outstanding at December 31, 1996. The Revolver Advances are payable on August 11, 1998. The Term Loan is payable in installments through August 1998. The Credit Agreement requires that net proceeds received from certain asset sales be applied against the Term Loan balance. Outstanding revolving credit advances may not exceed a borrowing base calculated using the Company's equipment and real estate, the Treadco common stock owned by the Company, and eligible receivables. The Company has pledged substantially all revenue equipment and real property not already pledged under other debt obligations.

   The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, capital expenditures, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. As of December 31, 1996, the Company was not in compliance with certain covenants relating to financial tests, and the Company obtained a waiver through January 31, 1997. On January 31, 1997, the Company obtained an amendment to the Credit Agreement which included revised financial covenants with which the Company is in compliance. The Credit Agreement had previously been amended in February 1996, including a revision of terms and financial covenants.

   In February 1996, the Company obtained an additional credit agreement which provided for borrowings of up to $30 million. Borrowings under this agreement bear interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement. The maturity date of this agreement is March 31, 1997. In connection with the January, 1997 amendment, the available borrowings were reduced to $15 million and the Company obtained an option through March 31, 1997 to extend the maturity date to September 30, 1997. As of December 31, 1996, and during the year then ended, there were no borrowings outstanding under the additional credit agreement. This agreement contains covenants that are substantially the same as the covenants contained in the Credit Agreement.

(2)The Subordinated Debentures were issued in April 1986 by WorldWay. The debentures bear interest at 6.25% per annum, payable semi-annually, on a par value of $47,364,000 at December 31, 1996. The debentures are payable April 15, 2011. The Company may redeem the debentures at 100%. The Company is required to redeem through a mandatory sinking fund commencing before April 15, in each of the years from 1997 to 2010, an amount in cash sufficient to redeem $2,500,000 of the aggregate principal amount of the debentures issued.

   On November 21, 1996, the Company purchased debentures with a par value of $2,630,000 at a price of $1,735,800, plus accrued interest. These debentures were transferred to the Trustee to satisfy the mandatory sinking fund payment due by April 15, 1997.

(3)The Company entered into a ten-year, $20 million general office term loan agreement dated as of April 25, 1994 with NationsBank of Texas, N.A., as agent, and Societe Generale, Southwest Agency. The proceeds from the agreement were used to finance the construction of the Company's corporate office building which was completed in February 1995. Amounts borrowed under the agreement bear interest at 8.07% quarterly, with installments of $500,000 plus interest due through July 2004. The agreement contains covenants similar to those in the latest amendment to the Credit Agreement.

(4)Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at Treadco's option, at 3/4% above the bank's LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At December 31, 1996, the interest rate was 6.5%. At December 31, 1996, Treadco had $10.3 million outstanding under the Revolving Credit Agreement. The Treadco Credit Agreement is payable in September 1998. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

   The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests. The Treadco Credit Agreement was amended in June 1996 restating certain financial test requirements through December 31, 1996.

(5)Includes approximately $47,626,000 relative to leases of carrier revenue equipment with an aggregate net book value of approximately $47,459,000 at December 31, 1996. These leases have a weighted average interest rate of approximately 6.7%. Also includes approximately $10,335,000 relative to leases of computer equipment, various terminals financed by Industrial Revenue Bond Issues, and Treadco delivery and service trucks, with a weighted average interest rate of approximately 6.7%. The net book value of the related assets was approximately $10,856,000 at December 31, 1996.

Annual maturities on long-term debt, excluding capitalized lease obligations (see Note I), in 1997 through 2001 aggregate approximately $25,892,000; $222,586,000; $5,943,000; $6,023,000; and $5,762,000, respectively.

Interest paid, net of interest capitalized, was $32,174,000 in 1996, $21,986,000 in 1995, and $6,656,000 in 1994. Interest capitalized totaled $487,000, $230,000 and $582,000 in 1996, 1995 and 1994, respectively.

The Company is a party to an interest rate cap arrangement to reduce the impact of increases in interest rates on its floating-rate long-term debt. The Company will be reimbursed for the difference in interest rates if the LIBOR rate exceeds a fixed rate of 9% applied to notional amounts, as defined in the contract, ranging from $30 million as of December 31, 1996 to $2.5 million as of October 1999. As of December 31, 1996 and 1995, the LIBOR rate was 5.5%; therefore, no amounts were due to the Company under this arrangement. In the event that amounts are due under this agreement in the future, the payments to be received would be recognized as a reduction of interest expense (the accrual accounting method). Fees totaling $385,000 were paid in 1994 to enter into this arrangement. These fees are included in other assets and are being amortized to interest expense over the life of the contract.

NOTE F - ACCRUED EXPENSES

                                                         December 31
                                                      1996           1995
                                                        ($ thousands)

Accrued salaries, wages and incentive plans        $  17,560      $  17,232
Accrued vacation pay                                  31,490         32,905
Accrued interest                                       3,154          2,972
Taxes other than income                                8,679         10,475
Loss, injury, damage and workers'
 compensation claims reserves                        102,822        101,917
Pension costs                                          5,851         11,628
Other                                                 12,455         11,579
                                                    --------       --------
                                                   $ 182,011      $ 188,708
                                                    ========       ========

NOTE G - FEDERAL AND STATE INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                         December 31
                                                      1996           1995
                                                        ($ thousands)
Deferred tax liabilities:
  Depreciation and basis differences
   for property, plant and equipment               $  44,058      $  52,834
  Revenue recognition                                  1,405            837
  Basis difference on asset and stock sale             3,281          3,190
  Prepaid expenses                                     4,135          3,050
  Other                                                1,356          2,087
                                                    --------       --------
      Total deferred tax liabilities                  54,235         61,998

Deferred tax assets:
  Accrued expenses                                    19,946         25,619
  Uniform capitalization of inventories                  188            204
  Postretirement benefits other than pensions          1,663          1,151
  Net operating loss carryovers                       21,597         13,985
  Alternative minimum tax credit carryovers            5,629          4,900
  Other                                                  370            832
                                                    --------       --------
      Total deferred tax assets                       49,393         46,691
  Valuation allowance for deferred tax assets         (1,173)        (1,173)
                                                    --------       --------
      Net deferred tax assets                         48,220         45,518
                                                    --------       --------
Net deferred tax liabilities                       $   6,015      $  16,480
                                                    ========       ========

Significant components of the provision for income taxes are as follows:

                                                 December 31
                                      1996           1995           1994
                                                ($ thousands)
Current (credit):
  Federal                           $ (16,400)     $  (5,200)     $  12,595
  State                                     -              -          2,148
                                     --------       --------       --------
     Total current (credit)           (16,400)        (5,200)        14,743

Deferred (credit):
  Federal                                (897)        (6,751)         2,670
  State                                (2,838)        (2,244)           519
                                     --------       --------       --------
     Total deferred (credit)           (3,735)        (8,995)         3,189
                                     --------       --------       --------
Total income tax expense (credit)   $ (20,135)     $ (14,195)     $  17,932
                                     ========       ========       ========

A reconciliation between the effective income tax rate, as computed on income before extraordinary item, and the statutory federal income tax rate is presented in the following table:

                                            Year Ended December 31
                                      1996           1995           1994
                                                ($ thousands)
Income tax (benefit) at the
 statutory federal rate of 35%      $ (19,858)     $ (16,445)     $  12,824
Federal income tax effects of:
  State income taxes                      990            788           (933)
  Nondeductible  goodwill               2,548          1,680          1,031
  Other nondeductible expenses          1,409          1,407            969
  Minority interest                      (619)           454          1,233
  Undistributed earnings of
   Treadco                                (99)            77            210
  Rate difference for Treadco              53            (41)          (108)
  Resolution of tax contingencies      (1,573)             -              -
  Other                                  (148)           130             39
                                     --------       --------       --------
Federal income taxes (benefit)        (17,297)       (11,950)        15,265
State income taxes (benefit)           (2,838)        (2,245)         2,667
                                     --------       --------       --------
                                    $ (20,135)     $ (14,195)     $  17,932
                                     ========       ========       ========
Effective tax rate                      (35.5)%        (30.2)%         48.9%
                                     ========       ========       ========

No income taxes were paid in 1996, approximately $9,900,000 were paid in 1995, and $12,368,000 were paid in 1994. Income tax refunds amounted to $28,825,000 in 1996.

As of December 31, 1996, the Company has federal net operating loss and state operating loss carryovers of approximately $40,870,000 and $140,000,000, respectively. The federal net operating loss carryovers expire beginning in 2010. State net operating loss carryovers expire generally in five to seven years. The Company has alternative minimum tax credits of approximately $5,629,000 at December 31, 1996 which carry over indefinitely.

For financial reporting purposes, a valuation allowance of approximately $1,173,000 has been established for certain state net operating loss carryovers for which realization is uncertain.

NOTE H - SHAREHOLDERS' EQUITY

Preferred Stock. In February, 1993, the Company completed a public offering of 1,495,000 shares of Preferred Stock at $50 per share. The Preferred Stock is convertible at the option of the holder into Common Stock at the rate of
2.5397 shares of Common Stock for each share of Preferred Stock. Annual dividends are $2.875 and are cumulative. The Preferred Stock is exchangeable, in whole or in part, at the option of the Company on any dividend payment date beginning February 15, 1995, for the Company's 5 3/4% Convertible Subordinated Debentures due February 15, 2018, at a rate of $50 principal amount of debentures for each share of Preferred Stock. The Preferred Stock is redeemable at any time, in whole or in part, at the Company's option, initially at a redemption price of $52.0125 per share and thereafter at redemption prices declining to $50 per share on or after February 15, 2003, plus unpaid dividends to the redemption date. Holders of Preferred Stock have no voting rights unless dividends are in arrears six quarters or more, at which time they have the right to elect two directors of the Company until all dividends have been paid. Dividends of $4,298,000 were paid during 1996, 1995 and 1994.

Stock Options. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has a stock option plan which provides 2,000,000 shares of Common Stock for the granting of options to directors and key employees of the Company. All options granted are exercisable starting 12 months after the grant date, with 20% of the shares covered thereby becoming exercisable at that time and with an additional 20% of the options shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options were granted for a term of 10 years.

The Company also had a disinterested directors stockholder plan, which provided 225,000 shares of Common Stock for the granting of options to directors who administer the Company's stock option plan and were not permitted to receive stock option grants under such plan. This plan was terminated in May 1994. The options previously granted under this plan will continue in effect according to their terms.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.8% and 7.3%; dividend yields of .01% and .01%; volatility factors of the expected market price of the Company's Common Stock of .41 and .37; and a weighted-average expected life of the option of 9.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                     1996           1995


Net loss - as reported                             $(36,603)     $(32,792)
                                                   ========      ========
Net loss - pro forma                               $(37,379)     $(32,836)
                                                   ========      ========
Loss per share - as reported                       $  (2.10)     $  (1.90)
                                                   ========      ========
Loss per share - pro forma                         $  (2.14)     $  (1.90)
                                                   ========      ========

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                  1996                       1995                        1994
                                        Weighted-                 Weighted-                   Weighted-
                                         Average                   Average                     Average
                          Options     Exercise Price  Options    Exercise Price   Options    Exercise Price

Outstanding -
 beginning of year          688,700     $  11.05       628,900       $  10.95       589,100     $  10.79
Granted                   1,101,500         6.44        75,500          11.84        54,700        12.68
Exercised                         -            -       (15,700)         10.88        (3,440)       10.88
Forfeited                         -            -             -              -       (11,460)       10.88
                          ---------     --------       -------       --------       -------     --------
Outstanding -
 end of year              1,790,200     $   8.21       688,700       $  11.05       628,900     $  10.95
                          =========     ========       =======       ========       =======     ========
Exercisable at
 end of year                476,280     $  10.92       338,540       $  10.87       222,180     $  10.83
                          =========     ========       =======       ========       =======     ========
Estimated weighted-
 average fair value
 per share of options
 granted to employees
 during the year                        $   3.87                     $   6.88
                                        ========                     ========

The following table summarizes information concerning currently outstanding and exercisable options:

                                    Weighted
                                    Average     Weighted-                Weighted-
                                   Remaining     Average                  Average
  Range of            Number      Contractual    Exercise     Number      Exercise
Exercise Prices    Outstanding        Life        Price    Exercisable     Price

  $6 - $8            1,079,000        9.1       $   6.40           -     $      -
  $8 - $10              80,500        7.6           9.18      26,600         9.54
 $10 - $12             521,000        5.6          10.88     416,800        10.88
 $12 - $14             109,700        7.6          12.64      32,880        12.65
                     ---------       ----       --------     -------      -------
                     1,790,200                               476,280
                     =========                               =======

Shareholders' Rights Plan. Each issued and outstanding share of Common Stock has associated with it one Common Stock purchase right to purchase a share of Common Stock from the Company at a price of $60.00. Such rights are not exerciseable until certain events occur as detailed in the rights agreement.

Due to the extent of management shareholders of a predecessor company continuing their ownership interest in the Company subsequent to a 1988 leveraged buyout of the Company, the equity interest of these management shareholders was valued at the predecessor basis rather than at fair market value. Accordingly, the new basis of reporting for the Company's net assets using fair market values at the date of the leveraged buyout was reduced by $15,371,000 to reflect the carryover basis of the management shareholders. This amount has been offset against additional paid-in capital in the accompanying financial statements.

NOTE I - LEASES AND COMMITMENTS

Rental expense amounted to approximately $102,733,000 in 1996, $84,751,000 in 1995, and $72,802,000 in 1994. These amounts include $25,227,000,
$27,297,000, and $31,686,000, respectively, for month-to-month rentals of revenue equipment.

The future minimum rental commitments, net of future minimum rentals to be received under noncancellable subleases, as of December 31, 1996 for all noncancellable operating leases are as follows:

                                                   Terminals      Equipment
                                                  and Retread        and
Period                                Total          Plants         Other
                                                 ($ thousands)

1997                                $  36,578      $  11,712      $  24,866
1998                                   22,008          8,082         13,926
1999                                    8,299          5,511          2,788
2000                                    3,212          3,065            147
2001                                    2,442          2,355             87
Thereafter                              7,259          7,187             72
                                     --------       --------       --------
                                    $  79,798      $  37,912      $  41,886
                                     ========       ========       ========

Certain of the leases are renewable for substantially the same rentals for varying periods. Future minimum rentals to be received under noncancellable subleases totaled approximately $2,337,000 at December 31, 1996.

The future minimum payments under capitalized leases at December 31, 1996, consisted of the following ($ thousands):

     1997                                                    $  16,692
     1998                                                       16,618
     1999                                                       14,257
     2000                                                        8,870
     2001                                                        5,366
     Thereafter                                                  6,268
                                                              --------
     Total minimum lease payments                               68,071
     Amounts representing interest                              10,109
                                                              --------
     Present value of net minimum lease
      included in long-term debt - Note  E                   $  57,962
                                                              ========

Assets held under capitalized leases are included in property, plant and equipment as follows:

                                                         December 31
                                                      1996           1995
                                                        ($ thousands)

Revenue equipment                                  $  70,747      $  80,232
Land and structures                                   13,723         30,138
                                                    --------       --------
                                                      84,470        110,370
Less accumulated amortization                         26,155         25,147
                                                    --------       --------
                                                   $  58,315      $  85,223
                                                    ========       ========

The revenue equipment leases have remaining terms from one to seven years and contain renewal or fixed price purchase options. The lease agreements require the lessee to pay property taxes, maintenance and operating expenses. Lease amortization is included in depreciation expense.

Capital lease obligations of $6,470,000, $25,118,000, and $15,793,000 were incurred for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE J - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS AND OTHER EVENTS

In August 1990, a lawsuit was filed in the United States District Court for the Southern District of New York, by Riverside Holdings, Inc., Riverside Furniture Corporation ("Riverside") and MR Realty Associates, L.P. ("Plaintiffs") against the Company and a subsidiary. Plaintiffs asserted state law, Employee Retirement Income Security Act of 1974 and securities claims against the Company in connection with the Company's sale of Riverside in April 1989. Plaintiffs sought approximately $4 million in actual damages and $10 million in punitive damages. On November 20, 1996, the Company and Riverside executed a settlement agreement with terms that are not financially material to the Company's financial position or results of operations.

In November 1995, Daily Transport Canada, Inc. ("Daily"), a Toronto-based LTL carrier, and related companies served a Request for Arbitration against ABF, as successor to Carolina Freight Carriers Corporation ("CFCC"), for its lost profits claimed to be in the amount of $15,000,000 resulting from the alleged breach of a contract between CFCC and Daily. On August 14, 1996, ABF and Daily reached a settlement of this litigation on terms that are not financially material to the Company's financial position or results of operations.

Various other legal actions, the majority of which arise in the normal course of business, are pending. None of these other legal actions is expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 148 underground tanks located in 33 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of December 31, 1996, the Company has accrued approximately $3.1 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

On October 30, 1995, Treadco filed a lawsuit in Arkansas State Court, alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees have violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At Treadco's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J.J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchisees, from diverting or soliciting Treadco's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of Treadco's confidential information.

On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings, pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995.

The Federal District Court has ruled that under terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag are to be decided by arbitration. Treadco and Bandag are conducting discovery in preparation for the arbitration hearing. A date for the arbitration hearing has been set for the latter part of 1997.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all noncontractual employees. Benefits are based on years of service and employee compensation. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum amounts not to exceed the maximum amount deductible under the Internal Revenue Code. The plans' assets are held in bank-administered trust funds and are primarily invested in equity and government securities. Additionally, the Company participates in several multiemployer plans, which provide defined benefits to the Company's union employees. In the event of insolvency or reorganization, plan terminations or withdrawal by the Company from the multiemployer plans, the Company may be liable for a portion of the plan's unfunded vested benefits, the amount of which, if any, has not been determined. The merger of Carolina Freight into ABF was not considered a withdrawal.

A summary of the components of net periodic pension costs for the defined benefit plans for the periods indicated and the total contributions charged to pension expense for the multiemployer plans follows:

                                             Year Ended December 31
                                       1996           1995           1994
                                                 ($ thousands)

Defined Benefit Plans
  Service cost - benefits
    earned during the year          $   8,025      $   5,075      $   4,492
  Interest cost on projected
    benefit obligations                11,028          8,095          5,249
  Actual return on plan assets
    (gain) loss                       (17,324)       (25,632)           220
  Net amortization and deferral         4,765         17,906         (5,379)
                                     --------       --------       --------
     Net pension cost of defined
       benefit plans                    6,494          5,444          4,582
Multiemployer Plans                    60,930         51,951         40,833
                                     --------       --------       --------
  Total pension expense             $  67,424      $  57,395      $  45,415
                                     ========       ========       ========

Assumptions used in determining net periodic pension cost for the defined benefit plans were:
                                             Year Ended December 31
                                      1996            1995          1994

Weighted average discount rate       7.10%       7.80% to 8.73%      7.24%
Annual compensation increases        3.00%           3.00%           3.00%
Expected long-term rates of
 return on assets                8.00% to 9.00%  8.00% to 9.00%      9.00%

The following sets forth the funded status and amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans at December 31:

                                              1996                                   1995
                              Plans for Which     Plans for Which     Plans for Which   Plans For Which
                               Assets Exceed        Accumulated        Assets Exceed      Accumulated
                                Accumulated           Benefits          Accumulated         Benefits
                                 Benefits         Exceed Assets          Benefits       Exceed Assets
                                                             ($ thousands)

Actuarial present value
 of benefit obligations:
  Vested benefit obligation      $  (95,853)         $  (22,891)         $ (104,914)       $  (21,058)
                                 ==========          ==========          ==========        ==========
  Accumulated benefit
   obligation                    $ (104,475)         $  (24,282)         $ (113,604)       $  (22,211)
                                 ==========          ==========            ========        ==========

Projected benefit obligation     $ (121,132)         $  (24,941)         $ (138,787)       $  (23,091)
Plan assets at fair value           137,093              21,399             150,182            17,107
                                 ----------          ----------          ----------        ----------
Projected benefit obligation
 (in excess of) or less than
 plan assets                         15,961              (3,542)             11,395            (5,984)
Unrecognized net loss                 7,460                 933              13,852             2,911
Prior service benefit not
 yet recognized in net
 periodic pension cost                  757                 524                 672                37
Unrecognized net asset at
 January 1, 1987, net of
 amortization                           (59)                 (3)                (63)               (1)
Adjustment required to
 recognize minimum liability              -                (796)                  -            (2,067)
                                 ----------          ----------          ----------        ----------
Net pension asset (liability)    $   24,119          $   (2,884)         $   25,856        $   (5,104)
                                 ==========          ==========          ==========        ==========

At December 31, 1996, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $5,851,000 and a noncurrent asset of $27,086,000 included in other assets.

At December 31, 1995, the net pension asset is reflected in the accompanying financial statements as an accrued expense of $11,628,000 and a noncurrent asset of $32,380,000 included in other assets. The net pension asset recorded as of December 31, 1995 reflects the impact of a curtailment gain of approximately $15 million which was recorded as part of the purchase allocation in conjunction with the WorldWay acquisition.

In 1995, the Company recognized an additional minimum liability of $1,041,000 as a charge to equity due to one plan's accumulated benefit obligation exceeding the fair value of plan assets. In 1996, the Company recognized a reduction to the additional minimum liability and an increase to equity of $770,000 due to the reduction of that plan's accumulated benefit obligation in excess of the fair value of plan assets.

The following assumptions were used in determining the pension obligation:

                                                         December 31
                                                      1996           1995
Weighted average discount rate                        7.50%          7.10%
Annual compensation increases                         3.00%          3.00%

The Company has deferred compensation agreements with certain executives for which liabilities aggregating $1,565,000 and $1,479,000 as of December 31, 1996 and 1995, respectively, have been recorded.

The Company also has a supplemental benefit plan for the purpose of supplementing benefits under the Company's retirement plans. The plan will pay sums in addition to amounts payable under the retirement plans to eligible participants. Participation in the plan is limited to employees of the Company who are participants in the Company's retirement plans and who are also either participants in the Company's executive incentive plans or are designated as participants in the plan by the Company's Board of Directors. As of December 31, 1996, the Company has a liability of $2,692,000 for future costs under this plan reflected in the accompanying consolidated financial statements in other liabilities. At December 31, 1995, the Company had a liability of $2,349,000 for future costs under this plan.

An additional benefit plan provides certain death and retirement benefits for certain officers and directors of WorldWay and its former subsidiaries. The Company has a liability of $6,641,000 and $3,686,000 as of December 31, 1996 and 1995, respectively, for future costs under this plan reflected as other liabilities in the accompanying consolidated financial statements. WorldWay has insurance policies on the participants in amounts which are sufficient to fund a substantial portion of the benefits under the plan.

The Company has various defined contribution plans which cover substantially all of its employees. Prior to October, 1995, participation was limited to those employees not covered by a collective bargaining agreement. In October, 1995, the Company amended its plans to allow participation by collective bargaining employees. The plans permit participants to defer a portion of their salary up to a maximum ranging by plan from 8% to 15% as provided in
Section 401(k) of the Internal Revenue Code. The Company matches the participant contributions up to a specified limit ranging from 1% to 4% in 1996. The matching contributions may be made in cash or Company stock. The plans also allow for discretionary Company contributions determined annually. The Company's expense for the defined contribution plans totaled $1,431,000 for 1996, $1,412,000 for 1995 and $955,000 for 1994.

Treadco has an employee stock ownership plan (the "Treadco ESOP") and a related trust (the "Treadco Trust") covering substantially all employees of Treadco. The cost of the Treadco ESOP is borne by Treadco through annual contributions to the Treadco Trust in amounts determined by Treadco's Board of Directors. Charges to operations for contributions to the Treadco ESOP totaled $250,000 for 1995, and 1994. No contribution was approved for 1996.

The Company sponsors plans that provide supplemental postretirement medical benefits, life insurance and accident and vision care to full-time officers of the Company. The plans are noncontributory, with the Company paying up to 80% of covered charges incurred by participants of the plan. There are no separate funds established by the Company relating to these plans.

The following table represents the amounts recognized in the Company's consolidated balance sheets:

                                                         December 31
                                                      1996           1995
Accumulated postretirement benefit obligation:
  Retirees                                         $  (2,606)     $  (2,926)
  Fully eligible active plan participants             (1,301)          (417)
  Other active plan participants                      (1,626)        (1,419)
                                                    --------       --------
                                                      (5,533)        (4,762)
Unrecognized net (gain) loss                             (68)           (83)
Unrecognized prior service cost                        1,082              -
Unrecognized transition obligation                     2,153          2,287
                                                    --------       --------
Accrued postretirement benefit cost                $  (2,366)     $  (2,558)
                                                    ========       ========

Net periodic postretirement benefit cost includes the following components:

                                       1996           1995           1994
Service cost                        $      68      $      51      $      59
Interest cost                             321            282            212
Amortization of transition
 obligation over 20 years                 135            135            135
Amortization of net gain                  (35)             -              -
                                     --------       --------       --------
Net periodic postretirement
 benefit cost                       $     489      $     468      $     406
                                     ========       ========       ========

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (in health care cost trend) is 9% to 10% for 1997 (9.5% to 11% for 1996) and is assumed to decrease gradually to 4.5% in years 2008 and later.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $833,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $52,000.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1996 and 7.10% at December 31, 1995.

Additionally, the Company's union employees are provided postretirement health care benefits through defined benefit multiemployer plans. The cost of such benefits cannot be readily separated between retirees and active employees. The aggregate contribution to the multiemployer health and welfare benefit plans totaled approximately $72,397,000, $63,500,000 and $48,300,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

In October 1995, the Company adopted a performance award program. Upon award, the units will be valued equal to the closing price per share of the Company's common stock on the date awarded. The vesting provisions and the return on equity target will be set upon award. No awards were granted in 1996.

NOTE L - OPERATING EXPENSES AND COSTS

                                             Year Ended December 31
                                       1996           1995           1994
                                                 ($ thousands)
LESS-THAN-TRUCKLOAD
  MOTOR CARRIER OPERATIONS
  Salaries and wages               $  832,474     $  779,453     $  613,187
  Supplies and expenses               130,330        120,439         96,210
  Operating taxes and licenses         47,552         45,906         35,928
  Insurance                            28,393         24,122         18,237
  Communications and utilities         29,897         26,776         22,639
  Depreciation and amortization        41,755         37,822         24,302
  Rents and purchased
   transportation                      95,169         76,823         67,550
  Other                                12,296          8,219          4,298
                                   ----------     ----------     ----------
                                    1,217,866      1,119,560        882,351
TRUCKLOAD MOTOR CARRIER
  OPERATIONS
  Salaries and wages                   27,483          9,746          -
  Supplies and expenses                13,552          4,530          -
  Operating taxes and licenses          7,060          2,571          -
  Insurance                             2,208            980          -
  Communications and utilities          1,038            420          -
  Depreciation and amortization         3,580          1,249          -
  Rents and purchased
   transportation                      14,880          5,348          -
  Other                                   434            108          -
                                   ----------     ----------     ----------
                                       70,235         24,952          -
INTERMODAL OPERATIONS
  Cost of services                    151,799        117,455         26,817
  Selling, administrative
   and general                         27,658         18,711          3,542
                                   ----------     ----------     ----------
                                      179,457        136,166         30,359
LOGISTICS OPERATIONS
  Cost of services                     50,612         30,588          7,100
  Selling, administrative,
   and general                          7,081          3,711          1,388
                                   ----------     ----------     ----------
                                       57,693         34,299          8,488
TIRE OPERATIONS
  Cost of sales                       109,673        108,686        100,909
  Selling, administrative
   and general                         37,491         31,642         26,206
                                   ----------     ----------     ----------
                                      147,164        140,328        127,115
SERVICE AND OTHER                       9,097          5,433          1,993
                                   ----------     ----------     ----------
                                   $1,681,512     $1,460,738     $1,050,306
                                   ==========     ==========     ==========

NOTE M - BUSINESS SEGMENT DATA

The Company operates in five defined business segments: 1) LTL operations, which includes ABF and G.I. Trucking; 2) Intermodal operations, including the Clipper Group and CaroTrans; 3) Truckload operations, which includes Cardinal; 4) Logistics, which includes the Company's three logistics subsidiaries, and 5) Tire operations, which includes the operation of Treadco. The segment information for 1994 has been restated to reflect the Company's current reported business segments.

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

The following information reflects selected business segment data
(information relative to revenues is reflected in the consolidated statements of operations):

                                             Year Ended December 31
                                       1996           1995           1994
                                                 ($ thousands)

OPERATING PROFIT (LOSS)
  Less than truckload motor
   carrier operations              $  (18,160)    $  (32,915)    $   35,622
  Truckload motor carrier
   operations                           4,371          3,031              -
  Intermodal operations                 (546)          2,821            695
  Logistics operations                 (2,782)        (2,611)          (968)
  Tire operations                      (4,821)         4,424         11,079
  Other                                (4,699)        (3,393)           719
                                   ----------     ----------     ----------
TOTAL OPERATING PROFIT (LOSS)         (26,637)       (28,644)        47,147
  Interest expense                     31,869         17,046          6,985
  Minority interest                    (1,768)         1,297          3,523
                                   ----------     ----------     ----------
INCOME (LOSS) BEFORE
 INCOME TAXES                      $  (56,738)    $  (46,987)    $   36,639
                                   ==========     ==========     ==========
IDENTIFIABLE ASSETS
  Less than truckload motor
   carrier operations              $  520,644     $  675,412     $  374,128
  Truckload motor carrier
   operations                          37,566         31,365              -
  Intermodal operations                74,549         75,754         73,816
  Logistics operations                 23,166         25,062          7,120
  Tire operations                     108,058         94,658         89,231
  Other                                34,449         36,014          5,487
                                   ----------     ----------     ----------
                                      798,432        938,265        549,782
  General corporate assets             44,768         47,572         19,263
                                   ----------     ----------     ----------
TOTAL ASSETS                       $  843,200     $  985,837     $  569,045
                                   ==========     ==========     ==========

                                             Year Ended December 31
                                       1996           1995           1994
                                                 ($ thousands)

DEPRECIATION AND AMORTIZATION
 EXPENSE
  Less than truckload motor
   carrier operations              $   44,640     $   40,045     $   26,630
  Truckload motor carrier               3,574          1,249              -
  Intermodal operations                 3,079          2,779            609
  Logistics operations                  3,847          2,598            501
  Tire operations                       5,315          4,082          3,444
  Other                                 4,283          2,053            931
                                   ----------     ----------     ----------
                                   $   64,738     $   52,806     $   32,115
                                   ==========     ==========     ==========
CAPITAL EXPENDITURES
  Less than truckload motor
   carrier operations              $   14,105     $   61,250     $   58,110
  Truckload motor carrier
   operations                             838          2,127              -
  Intermodal operations                   374            426             19
  Logistics operations                  3,080          5,532            116
  Tire operations                      23,082          5,429          5,684
  Other                                   120             44            169
                                   ----------     ----------     ----------
                                   $   41,599     $   74,808     $   64,098
                                   ==========     ==========     ==========

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long- and Short-term Debt. The carrying amounts of the Company's borrowings under its revolving credit agreements approximate their fair values, since the interest rate under these agreements is variable. Also, the carrying amount of long-term debt was estimated to approximate their fair values, with the exception of the WorldWay Subordinated Debentures, Treadco equipment debt and the general office term loan agreement which are estimated using current market rates.

The carrying amounts and fair value of the Company's financial instruments at December 31, 1996 are as follows:

                                                    Carrying         Fair
                                                     Amount         Value
                                                        ($ thousands)
Cash and cash equivalents                          $   1,806      $   1,806
Short-term debt                                       25,892         25,844
Long-term debt                                       282,178        277,671

NOTE O - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 1996 and 1995:

                                                  1996
                                           Three Months Ended
                             March 31     June 30  September 30  December 31
                            ($ thousands, except share and per share amount)

Operating revenues           $401,374     $414,462    $428,513     $414,835
Operating expenses
  and costs                   410,216      420,445     432,232      418,619
                             --------     --------    ---------    --------
Operating loss                 (8,842)      (5,983)     (3,719)      (3,784)
Other expense - net             5,995        8,179       8,835       11,401
Income taxes (credit)          (5,278)      (5,376)     (4,068)      (5,413)
                             --------     --------    ---------    --------
Net loss                     $ (9,559)    $ (8,786)   $ (8,486)    $ (9,772)
                             ========     ========    ========     ========

Net loss per share           $  (0.54)    $  (0.51)   $  (0.49)    $  (0.56)
                             ========     ========    ========     ========
Average shares
  outstanding - Note H     19,516,539   19,512,367  19,508,620   19,504,830
                           ==========   ==========  ==========   ==========
                                                  1995
                                           Three Months Ended
                             March 31     June 30  September 30  December 31
                            ($ thousands, except share and per share amount)

Operating revenues           $311,207     $312,094    $398,551     $415,427
Operating expenses
  and costs                   297,853      304,890     412,691      445,304
                             --------     --------    ---------    --------
Operating income (loss)        13,354        7,204     (14,140)     (29,877)
Other expense - net             3,596        2,919       6,632       10,381
Income taxes (credit)           4,616        2,602      (7,643)     (13,770)
                             --------     --------    ---------    --------
Net income (loss)            $  5,142     $  1,683    $ (13,129)   $(26,488)
                             ========     ========    =========    ========

Net income (loss)
  per share                  $   0.21     $   0.03    $  (0.73)    $  (1.41)
                             ========     ========    ========     ========
Average shares
  outstanding - Note H     19,566,404   19,515,132  19,549,160   19,529,408
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

Year Ended December 31, 1996:
  Deducted from asset accounts:
     Allowance for doubtful                                                             $   l8,302(B)
      accounts receivable          $     19,403      $      9,489     $  3,935(A)            8,407(D)     $      6,118
                                   ============      ============     ===========       =============      ===========

Year Ended December 31, 1995:
  Deducted from asset accounts:
     Allowance for doubtful                                           $  1,414(A)
     accounts receivable           $      2,825      $      4,185       20,817(C)       $    9,838(B)     $     19,403
                                   ============      ============     ===========       =============      ===========

Year Ended December 31, 1994:
  Deducted from asset accounts:
     Allowance for doubtful
      accounts receivable          $      2,200      $      2,935     $    962(A)       $    3,272(B)     $      2,825
                                   ============      ============     ===========       =============      ===========

<F1>
Note A - Recoveries of amounts previously written off.
<F2>
Note B - Uncollectible accounts written off.
<F3>
Note C - The allowance for doubtful accounts of WorldWay as of date of acquisition.
<F4>
Note D - Adjustment to WorldWay balance at date of acquisition.

                           FORM 10-K -- ITEM 14(c)
                                EXHIBIT INDEX
                          ARKANSAS BEST CORPORATION


The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit
No.

 3.1* Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

 3.2*     Amended and Restated Bylaws of the Company (previously filed as
          Exhibit 3.2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

 4.1* Form of Indenture, between the Company and Harris Trust and Savings Bank, with respect to $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (previously filed as Exhibit 4.4 to Amendment No. 2 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on January 26, 1993, Commission File No. 33-56184, and incorporated herein by reference).

 4.2* Indenture between Carolina Freight Corporation and First Union National Bank, Trustee with respect to 6 1/4% Convertible Subordinated Debentures Due 2011 (previously filed as Exhibit 4-A to the Carolina Freight Corporation's Registration Statement on Form S-3 filed with the Commission on April 11, 1986, Commission File No. 33-4742, and incorporated herein by reference).

10.1*# Stock Option Plan (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2*#    The Company's Supplemental Benefit Plan (previously filed as
          Exhibit 10.6 to the Company's Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.3* $346,971,321 Amended and Restated Credit Agreement dated as of February 21, 1996 among the Company as the Borrower, Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A. as Documentation Agent and the Banks named herein as the Banks (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 28, 1996, Commission File No. 0-19969, and incorporated herein by reference).

10.4* First Amendment dated as of January 31, 1997 to the $346,971,321 Amended and Restated Credit Agreement dated as of February 21, 1996, among Arkansas Best corporation as the Borrower, Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A. as Documentation Agent and the Banks named herein as the Banks (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the
          Commission on     February 27, 1997, Commission File No. 0-19969,
          and incorporated herein by reference).

10.5* $30,000,000 Credit Agreement dated as of February 21, 1996 among Arkansas Best Corporation as the Borrower, Societe Generale, Southwest Agency as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed with the Commission on February 28, 1996, Commission File No. 0-19969, and incorporated herein by reference).

10.6* First Amendment dated as of January 31, 1997 to the $30,000,000 Credit Agreement dated as of February 21, 1996 among Arkansas Best Corporation as the Borrower, Societe Generale, Southwest Agency as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on February 27, 1997, Commission File No. 0-19969, and incorporated herein by reference).

10.7* National Master Freight Agreement with the International Brotherhood of Teamsters dated as of April 1, 1994 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19969, and incorporated herein by reference).

10.8*# Arkansas Best Corporation Performance Award Unit Program effective January 1, 1996 (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19969, and incorporated herein by reference).

11        Statement Re: Computation of Earnings per Share

21        List of Subsidiary Corporations

23        Consent of Ernst & Young LLP

27        Financial Data Schedule

--------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
#     Designates a compensation plan for Directors or Executive Officers.