Form 10-Q
period 1997-03-31
ARKANSAS BEST CORP /DE/
filed 1997-05-13
CIK 894405

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended  March 31, 1997
                           -----------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from          to
                                   ----------   ----------
    Commission file number  0-19969
                            --------

                          ARKANSAS BEST CORPORATION
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Delaware                  6711                   71-0673405
  ------------------      ------------------       --------------------
   (State or other        (Primary Standard          (I.R.S. Employer
   jurisdiction of            Industrial           Identification No.)
   incorporation or    Classification Code No.)
    organization)

                           3801 Old Greenwood Road
                         Fort Smith, Arkansas  72903
                               (501) 785-6000
        ------------------------------------------------------------
        (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                               Not Applicable
          --------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                 Outstanding at April 15, 1997
 -------------------------------   -------------------------------
  Common Stock, $.01 par value            19,504,473 shares

                          ARKANSAS BEST CORPORATION

                                    INDEX

                                                                     Page
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets --
             March 31, 1997 and December 31, 1996                     3

          Consolidated Statements of Operations --
            For the Three Months Ended March 31, 1997 and 1996        5

          Consolidated Statements of Cash Flows --
            For the Three Months Ended March 31, 1997 and 1996        7

          Notes to Consolidated Financial Statements -
            March 31, 1997                                            9

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                          20

  Item 2. Changes in Securities                                      20

  Item 3. Defaults Upon Senior Securities                            20

  Item 4. Submission of Matters to a Vote of Security Holders        20

  Item 5. Other Information                                          20

  Item 6. Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                                 21

EXHIBITS

  Exhibit 11. Statement Re: Computation of Earnings Per Share        23

                                   PART I.
                            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    March 31     December 31
                                                      1997           1996
                                                  (unaudited)       (note)
                                                         ($ thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $    667      $  1,806
  Trade receivables, less allowances
     for doubtful accounts
     (1997 -- $6,393,000;
      1996 -- $6,118,000)                            185,793       186,065
  Inventories -- Note C                               32,616        33,831
  Prepaid expenses                                    17,075        13,593
  Federal and state income taxes                       8,370         7,320
  Deferred federal income taxes                       16,028        16,490
                                                    --------      --------
     TOTAL CURRENT ASSETS                            260,549       259,105

PROPERTY, PLANT AND EQUIPMENT
  Land and structures                                223,953       228,051
  Revenue equipment                                  258,987       268,270
  Manufacturing equipment                             18,502        18,815
  Service, office and other equipment                 65,782        65,532
  Leasehold improvements                               8,287         9,273
                                                    --------      --------
                                                     575,511       589,941
  Less allowances for depreciation
    and amortization                                (227,567)     (222,308)
                                                    --------      --------
                                                     347,944       367,633

OTHER ASSETS                                          56,991        57,160

NET ASSETS HELD FOR SALE                               7,805         9,148

GOODWILL, less amortization
  (1997 -- $29,226,000; 1996 -- $28,006,000)         148,870       150,154
                                                    --------      --------
                                                    $822,159      $843,200
                                                    ========      ========








ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                    March 31     December 31
                                                      1997           1996
                                                  (unaudited)       (note)
                                                         ($ thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank drafts payable                               $    330      $    646
  Trade accounts payable                              77,006        79,140
  Accrued expenses                                   190,489       182,011
  Current portion of long-term debt                   35,943        39,082
                                                    --------      --------
     TOTAL CURRENT LIABILITIES                       303,768       300,879

LONG-TERM DEBT, less current portion                 304,728       326,950

OTHER LIABILITIES                                     21,599        21,416

DEFERRED FEDERAL INCOME TAXES                         23,140        22,505

MINORITY INTEREST                                     32,885        34,020

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value,
     authorized 10,000,000 shares;
     issued 1,495,000 shares                              15            15
  Common stock, $.01 par value,
     authorized 70,000,000 shares;
     issued and outstanding
     1997 and 1996: 19,504,473 shares                    195           195
  Additional paid-in capital                         192,328       192,328
  Retained earnings (deficit)                        (56,499)      (55,108)
                                                    --------      --------

     TOTAL SHAREHOLDERS' EQUITY                      136,039       137,430

CONTINGENCIES -- Note F
                                                    --------      --------
                                                    $822,159      $843,200
                                                    ========      ========

<F1>
Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
<F2>
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        Three Months Ended
                                                             March 31
                                                     1997           1996
                                                      ----------------------
                                                             (unaudited)
                                                            ($ thousands,
                                                       except per share data)
OPERATING REVENUES
 LTL motor carrier operations                      $ 296,535      $ 294,923
 Intermodal operations                                44,789         41,766
 Truckload motor carrier operations                   19,021         17,838
 Logistics operations                                 12,134         13,230
 Tire operations                                      32,094         31,613
 Service and other                                     2,173          2,004
                                                   ---------      ---------
                                                     406,746        401,374

OPERATING EXPENSES AND COSTS - Note E
 LTL motor carrier operations                        285,085        303,465
 Intermodal operations                                45,223         40,679
 Truckload motor carrier operations                   18,490         16,412
 Logistics operations                                 13,319         13,775
 Tire operations                                      34,638         33,238
 Service and other                                     2,226          2,336
                                                   ---------      ---------
                                                     398,981        409,905
                                                   ---------      ---------
OPERATING INCOME (LOSS)                                7,765         (8,531)
                                                   ---------      ---------
OTHER INCOME (EXPENSE)
 Gain (loss) on sales of property
   and non-revenue equipment                            (686)         2,127
 Interest                                             (7,265)        (7,801)
 Minority interest in subsidiary                       1,025            641
 Other, net                                           (1,806)        (1,273)
                                                   ---------      ---------
                                                      (8,732)        (6,306)
                                                   ---------      ---------
LOSS BEFORE INCOME TAXES                                (967)       (14,837)
                                                   ---------      ---------
FEDERAL AND STATE INCOME TAXES
  (CREDIT) - Note D
 Current                                                (780)        (3,641)
 Deferred                                                130         (1,637)
                                                   ---------      ---------
                                                        (650)        (5,278)
                                                   ---------      ---------
NET LOSS                                           $    (317)     $  (9,559)
                                                   =========      =========





ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS -- (Continued)

                                                        Three Months Ended
                                                             March 31
                                                     1997           1996
                                                      ----------------------
                                                             (unaudited)
                                                            ($ thousands,
                                                       except per share data)

LOSS PER COMMON SHARE:

NET LOSS                                         $     (0.07)    $    (0.54)
                                                 ===========     ==========

AVERAGE COMMON SHARES OUTSTANDING                 19,504,473     19,516,539
                                                 ===========     ==========

CASH DIVIDENDS PAID PER COMMON SHARE             $         -     $     0.01
                                                 ===========     ==========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Three Months Ended
                                                        March 31
                                                 1997             1996
                                                ---------------------------
                                                      (unaudited)
                                                     ($ thousands)

OPERATING ACTIVITIES
  Net loss                                    $    (317)        $    (9,559)
  Adjustments to reconcile net
   loss to net cash  provided (used)
   by operating activities:
     Depreciation and amortization               12,761              15,514
     Amortization of intangibles                  1,220               1,154
     Other amortization                           1,146                 674
     Provision for losses
       on accounts receivable                     1,114               1,094
     Provision (credit) for deferred
       income taxes                                 130              (1,637)
     Gain on property, plant
       and equipment sales                         (153)             (2,438)
     Minority interest in subsidiary             (1,025)               (891)
     Changes in operating assets
       and liabilities:
        Accounts receivable                      (1,922)              4,629
        Inventories and prepaid
         expenses                                (2,267)             (1,792)
        Other assets                               (307)             (2,776)
        Accounts payable, bank
         drafts payable, taxes
         payable, accrued expenses
         and other liabilities                    7,208              (8,507)
                                               --------            --------
NET CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES                        17,588              (4,535)

INVESTING ACTIVITIES
  Purchases of property,
   plant and equipment,
   less capitalized leases                       (1,556)             (8,974)
  Proceeds from asset sales                      10,272              25,944
                                               --------            --------
NET CASH PROVIDED
  BY INVESTING ACTIVITIES                         8,716              16,970










ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

                                                   Three Months Ended
                                                        March 31
                                                 1997             1996
                                                ---------------------------
                                                      (unaudited)
                                                     ($ thousands)

FINANCING ACTIVITIES
  Deferred financing
    costs and expenses incurred
    in borrowing activities                  $     (898)        $    (3,290)
  Borrowings under revolving
    credit facilities                            77,875              27,050
  Principal payments under
    term loan facilities                         (6,984)             (3,529)
  Principal payments under
    revolving credit facilities                 (92,675)            (47,900)
  Principal payments on other
    long-term debt and capital leases            (3,576)             (4,164)
  Dividends paid to minority
    shareholders of subsidiary                     (110)               (132)
  Dividends paid                                 (1,075)             (1,270)
  Net increase in cash overdrafts                     -               4,276
                                              ---------           ---------

NET CASH USED BY FINANCING ACTIVITIES           (27,443)            (28,959)
                                              ---------           ---------

NET DECREASE IN CASH
 AND CASH EQUIVALENTS                            (1,139)            (16,524)
  Cash and cash equivalents
    at beginning of period                        1,806              16,945
                                              ---------           ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                             $     667           $     421
                                              =========           =========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 1997

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier, intermodal operations and truck tire retreading and sales. Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company and related companies (the "Clipper Group"), Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics"), Integrated Distribution, Inc., and Carolina Breakdown Service, Inc.

Approximately 80% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters which expires on March 31, 1998.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Motor carrier revenue equipment gains and losses are reported as operating expenses and costs in 1997. The 1996 Statement of Operations has been reclassified to conform to the 1997 presentation. (See Note E.)

NOTE C - INVENTORIES

                                                March 31      December 31
                                                 1997             1996
                                                ---------------------------
                                                     ($ thousands)

Finished goods                                 $ 23,645          $ 24,029
Materials                                         5,666             6,267
Repair parts, supplies and other                  3,305             3,535
                                               --------          --------
                                               $ 32,616          $ 33,831
                                               ========          ========

NOTE D - FEDERAL AND STATE INCOME TAXES

                                                March 31      December 31
                                                 1997             1996
                                                ---------------------------
                                                     ($ thousands)

Income tax (credit) at regular rates            $ (338)         $ (5,193)
Percent                                          (35.0)%           (35.0)%

State taxes less federal benefits                  122              (227)
Percent                                           12.6%             (1.5)%

Amortization of goodwill                           257               280
Percent                                           26.6%              1.9%

Minority interest                                 (349)             (218)
Percent                                          (36.0)%            (1.5)%

Other items                                       (342)               80
Percent                                          (35.4)%             0.5%
                                               ---------         ---------

Income tax benefits                            $  (650)          $(5,278)
Percent                                          (67.2)%           (35.6)%
                                               =========         =========

NOTE E - OPERATING EXPENSES AND COSTS

                                                   Three Months Ended
                                                        March 31
                                                 1997             1996
                                                ---------------------------
                                                      (unaudited)
                                                     ($ thousands)
LTL Motor Carrier Operations:
 Salaries and wages                            $197,979         $209,297
 Supplies and expenses                           29,753           31,549
 Operating taxes and licenses                    10,397           12,557
 Insurance                                        6,610            6,526
 Communications and utilities                     6,713            7,835
 Depreciation and amortization                    9,118           12,056
 Rents and purchased transportation              23,517           22,030
 Other                                            1,839            1,902
 Gain on sale of revenue equipment                 (841)            (287)
                                               --------         --------
                                                285,085          303,465
Intermodal Operations:
 Cost of services                                38,172           32,243
 Selling, administrative and general              7,051            8,448
 Gain on sale of revenue equipment                    -              (12)
                                               --------         --------
                                                 45,223           40,679
Truckload Motor Carrier Operations:
 Salaries and wages                               6,920            6,098
 Supplies and expenses                            3,687            3,058
 Operating taxes and licenses                     1,755            1,773
 Insurance                                          913              645
 Communications and utilities                       283              233
 Depreciation and amortization                      957              866
 Rents and purchased transportation               3,766            3,638
 Other                                              207              101
 Loss on sale of revenue equipment                    2                -
                                               --------         --------
                                                 18,490           16,412
Logistics Operations:
 Cost of services                                11,736           12,399
 Selling, administrative and general              1,583            1,388
 Gain on sale of revenue equipment                    -              (12)
                                               --------         --------
                                                 13,319           13,775
Tire Operations:
 Cost of sales                                   24,475           24,915
 Selling, administrative and general             10,163            8,323
                                                 34,638           33,238
Service and Other:                                2,226            2,336
                                               --------         --------
                                               $398,981         $409,905
                                               ========         ========

NOTE F - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS AND OTHER EVENTS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 142 underground tanks located in 33 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $200,000 over the last six years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

As of March 31, 1997, the Company has accrued approximately $3.1 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, logistics and freight intermodal operations and truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company ("Clipper"), Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), CaroTrans International, Inc. ("CaroTrans"), The Complete Logistics Company ("Complete Logistics"), Integrated Distribution, Inc., and Carolina Breakdown Service, Inc.

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

Segment Data

The discussion and analysis of results of operations reflect information prepared on a business segment basis, which includes reclassification of certain expenses and costs between the Company and its subsidiaries and elimination of the effects of intercompany transactions. Operating profit on a business segment basis differs from operating income as reported in the Company's Consolidated Financial Statements. Other income and expenses (which include amortization expense), except for interest expense and minority interest, which appear below the operating income line in the Company's Statement of Operations, have been allocated to individual segments for the purpose of calculating operating profit on a segment basis.

During 1996, the Company changed the name of its forwarding operations segment to the intermodal operations segment.

                                                      Three Months Ended
                                                           March 31
                                                   1997               1996
                                                        ($ thousands)
OPERATING REVENUES
 LTL motor carrier operations                     $296,535         $294,923
 Intermodal operations                              44,789           41,766
 Truckload motor carrier operations                 19,021           17,838
 Logistics operations                               12,134           13,230
 Tire operations                                    32,094           31,613
 Other                                               2,173            2,004
                                                  --------         --------
                                                  $406,746         $401,374
                                                  ========         ========

                                                      Three Months Ended
                                                           March 31
                                                   1997               1996
                                                        ($ thousands)
OPERATING PROFIT (LOSS)
 LTL motor carrier operations                     $  9,926         $ (9,328)
 Intermodal operations                               (872)              681
 Truckload motor carrier operations                    529            1,425
 Logistics operations                               (1,224)            (526)
 Tire operations                                    (2,685)          (1,762)
 Other                                                (401)           1,833
                                                  --------         --------
TOTAL OPERATING PROFIT (LOSS)                        5,273           (7,677)
MINORITY INTEREST                                   (1,025)            (641)
INTEREST EXPENSE                                     7,265            7,801
                                                  --------         --------
LOSS BEFORE INCOME TAXES                          $   (967)        $(14,837)
                                                  ========         ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues presented on a business segment basis. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the U.S. Department of Transportation ("D.O.T.").

                                                      Three Months Ended
                                                           March 31
                                                   1997               1996
                                                        ($ thousands)
LTL MOTOR CARRIER OPERATIONS
 Salaries and wages                                 66.8 %             71.0 %
 Supplies and expenses                              10.0               10.7
 Operating taxes and licenses                        3.5                4.3
 Insurance                                           2.2                2.2
 Communications and utilities                        2.3                2.7
 Depreciation and amortization                       3.1                4.1
 Rents and purchased transportation                  7.9                7.5
 Other                                               0.6                0.6
 Gain on sale of revenue equipment                  (0.3)              (0.1)
 Other non-operating (net)                           0.6                0.2
                                                  ------             ------
                                                    96.7 %            103.2 %
                                                  ======             ======
INTERMODAL OPERATIONS
 Cost of services                                   85.2 %             77.2 %
 Selling, administrative and general                15.7               20.2
 Gain on sale of revenue equipment                   -                 (0.1)
 Other non-operating (net)                           1.0                1.1
                                                  ------             ------
                                                   101.9 %             98.4 %
                                                  ======             ======



                                                      Three Months Ended
                                                           March 31
                                                   1997               1996
                                                        ($ thousands)
TRUCKLOAD MOTOR CARRIER OPERATIONS
 Salaries and wages                                 36.4 %             34.2 %
 Supplies and expenses                              19.4               17.1
 Operating taxes and licenses                        9.2                9.9
 Insurance                                           4.8                3.6
 Communications and utilities                        1.5                1.3
 Depreciation and amortization                       5.0                4.9
 Rents and purchased transportation                 19.8               20.4
 Other                                               1.1                0.6
                                                  ------             ------
                                                    97.2 %             92.0 %
                                                  ======             ======
LOGISTICS OPERATIONS
 Cost of services                                   96.7 %             93.7 %
 Selling, administrative and general                13.0               10.5
 Gain on sale of revenue equipment                   -                 (0.1)
 Other non-operating (net)                           0.4               (0.1)
                                                  ------             ------
                                                   110.1 %            104.0 %
                                                  ======             ======
TIRE OPERATIONS
 Cost of sales                                      76.3 %             78.8 %
 Selling, administrative and general                31.7               26.3
 Other non-operating (net)                           0.4                0.4
                                                  ------             ------
                                                   108.4 %            105.5 %
                                                  ======             ======

Results of Operations

Three Months Ended March 31, 1997 as Compared to the Three Months Ended March 31, 1996

Consolidated revenues of the Company for the three months ended March 31, 1997 were $407 million compared to $401 million for the three months ended March 31, 1996. The Company had an operating profit of $5.3 million for the three months ended March 31, 1997 compared to an operating loss of $7.7 million for the three months ended March 31, 1996. For the three months ended March 31, 1997, the Company had a net loss of $317,000 or a loss of $.07 per common share, compared to a net loss of $9.6 million, or a loss of $.54 per common share for the three months ended March 31, 1996.

Earnings per common share for the three months ended March 31, 1997 and 1996 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for both periods were 19.5 million. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

Less-Than-Truckload Motor Carrier Operations Segment. The Company's LTL motor carrier operations are conducted primarily through ABF and G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the three months ended March 31, 1997 were $297 million, with an operating profit of $9.9 million.

For the three months ended March 31, 1997, ABF accounted for 92% of LTL segment revenues. ABF's revenue decreased 1.6% for the three months ended March 31, 1997 compared to the same period in 1996 due to lower tonnage levels offset in part by higher freight rates. ABF implemented an overall freight rate increase of 5.9% effective January 1, 1997. In the latter half of 1996, ABF began a program focusing on individual account profitability which resulted in the lower tonnage levels during the quarter. ABF's total tonnage per day decreased 7.2%, consisting of a 5.7% decrease in LTL tonnage and a 12.9% decrease in truckload.

The LTL segment revenue increase for the three months ended March 31, 1997 was the result of G.I. Trucking's revenue increasing 37% over the three months ended March 31, 1996. G.I. Trucking has continued to replace revenues lost as a result of the ABF/Carolina Freight Carriers merger in September 1995. Revenues per day have increased at a compounded rate of 5.7% since December 1996, with number of shipments and tonnage also increasing over the same time period. G.I. Trucking's tonnage increased 39.8% for the three months ended March 31, 1997 from the same period in 1996. G.I.'s operating ratio was 101.3% for the first quarter of 1997 compared to 115.5% for the first quarter of 1996.

During 1996, ABF discontinued 12 of the regional distribution terminal operations that it had acquired through the ABF/Carolina merger. These closings, which occurred during the first two quarters, returned ABF to its historical terminal system configuration. This reconfiguration allowed ABF to gradually reduce its direct labor costs, improve its weight per trailer and reduce its empty miles. ABF's operating ratio as reported to the D.O.T. was 95.7% in the first quarter of 1997 compared to 102.2% in the first quarter of 1996.

The decrease in salaries and wages as a percent of revenue was the result of productivity improvements by both ABF and G.I. Trucking. ABF's salaries, wages and benefits increased 3.8% annually effective April 1, 1996, pursuant to a collective bargaining agreement with its Teamsters employees. Effective April 1, 1997, for the final year of the Teamsters' agreement, ABF's salaries, wages and benefits increased 3.9%.

The decrease in depreciation and amortization as a percent of revenue is primarily the result of ABF's reconfiguration of its terminal system which allowed for improved asset utilization. Also, ABF increased its use of outside alternate modes of transportation as reflected in the increase in rents and purchase transportation as a percent of revenue.

Operating taxes and licenses and depreciation and amortization also decreased primarily as a result of the disposal of revenue equipment as the Company balanced equipment needs to revenue levels throughout 1996.

Intermodal Operations Segment. The Company's intermodal operations are conducted primarily through the Clipper Group and CaroTrans.

Revenues from the intermodal operations segment for the three months ended March 31, 1997 increased 7.2% over the three months ended March 31, 1996, resulting from a 9.5% increase in revenues for the Clipper Group and a 2.0% increase in revenues for CaroTrans. Throughout 1996, Clipper experienced an increase in average weight per shipment, resulting in a decline in revenue per hundredweight without a proportionate reduction in cost per hundredweight, resulting in a decline in margins on higher revenues. Clipper is focusing on smaller shipment sizes to improve the margins, and effective January 1, 1997, Clipper implemented a 5.9% rate increase to help offset the reduction in revenue per hundredweight.

CaroTrans expanded into some higher cost markets during 1996 and also experienced a shift in market mix to more full container-load freight. Also, ocean container costs increased. Both of these factors negatively impacted operating results. Cost reductions and profitability improvement initiatives enacted in late 1996 began to have an impact late in the first quarter of 1997.

Truckload Motor Carrier Operations Segment. The Company's truckload motor carrier operations are conducted through Cardinal.

For the three months ended March 31, 1997, Cardinal produced revenues of $19.0 million, a 6.7% increase over the $17.8 million in revenues for the first quarter of 1996. Salaries and wages as a percent of revenue increased primarily as a result of higher fringe benefit costs. Supplies and expenses as a percent of revenue increased as a result of higher fuel costs and higher maintenance expenses due to aging of revenue equipment. For the remainder of the year, fuel costs per mile are expected to be more in line with historical levels. Cardinal plans to take delivery of new replacement tractors beginning in the second quarter of 1997, which should reduce maintenance costs. The increase in insurance expense as a percent of revenue is due primarily to unfavorable loss experience during the first quarter of 1997.

Logistics Operations Segment. The Company's logistics operations are conducted through Integrated Distribution, Inc. and Complete Logistics.

Revenues for the logistics operations segment decreased by $1.1 million from the three months ended March 31, 1997 compared to March 31, 1996. The decline in revenues was primarily the result of the loss of customers caused by rate increases and the lack of new business.

Tire Operations Segment. Treadco's revenues for the three months ended March 31, 1997 increased 1.5% to $32.1 million from $31.6 million for the three months ended March 31, 1996. For the first quarter of 1997, "same store" sales decreased 4.2% which was offset by a 7.6% increase in "new store" sales. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. Revenues from retreading for the three months ended March 31, 1997 decreased 10.0% to $12.6 million from $14.0 million for the same period in 1996. Revenues from new tire sales increased 9.4% to $16.4 million for the first quarter of 1997 from $15.0 million during the first quarter of 1996. Service revenues for the 1997 first quarter increased 17.6% to $3.1 million from $2.6 million for the first quarter of 1996.

Treadco faces increased competition as Bandag, Inc. has granted additional franchises in some locations currently being served by Treadco. This has led to increased pricing pressures in the marketplace. As anticipated, Bandag continues to target Treadco's customers, which has caused the loss of a substantial amount of national account business, and in many cases, the business retained is at lower margins.

During September 1996, Treadco completed the conversion of its production facilities that were under Bandag retread franchises to Oliver Rubber Company ("Oliver") licensed facilities. The conversion was completed in phases throughout the first three quarters of 1996, with approximately one-third of its production facilities converted each quarter.

The decrease in cost of sales as a percent of revenue resulted primarily from lower tread rubber costs with Oliver. The increase in selling, administrative, and general expenses resulted from many factors, including higher insurance costs and bad debt expenses.

Interest. Interest expense was $7.3 million for three months ended March 31, 1997 compared to $7.8 million for three months ended March 31, 1996 primarily due to a reduction of outstanding debt offset in part by a higher average interest rate.

Income Taxes. The difference between the effective tax rate for 1997 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses (see Note D to the consolidated financial statements).

Liquidity and Capital Resources

The ratio of current assets to current liabilities was .86:1 at March 31, 1997 and December 31, 1996. Net cash provided by operating activities for the three months ended March 31, 1997 was $17.6 million compared to net cash used of $4.5 million for the three months ended March 31, 1996. The increase is due primarily to a reduction of the net loss and an increase in accounts payables offset in part by an increase in receivables.

The Company is party to a $347 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency, as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 14 other participating banks. The Credit Agreement included a $72 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

At March 31, 1997, there were $172.5 million of Revolver Advances, $34.5 million of Term Advances and approximately $71.2 million of letters of credit outstanding. The Revolver Advances are payable on August 11, 1998. The Term Loan is payable in installments through August 1998.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, capital expenditures, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. On January 31, 1997, the Company obtained an amendment to the Credit Agreement which included revised financial covenants with which the Company was in compliance. The Credit Agreement had previously been amended in February, 1996, including a revision of term and financial covenants.

As a part of the February 1996 amendment, the Company obtained an additional credit agreement which provides for borrowings of up to $30 million. Borrowings under this agreement bear interest at either an adjusted prime rate plus 2% or a maximum rate as defined in the agreement, or the Eurodollar rate plus 3% or a maximum rate as defined in the agreement. In connection with the January 1997 amendment, the available borrowings were reduced to $15 million, and the Company was given the right to extend the maturity date of this agreement to September 30, 1997. As of March 31, 1997 and during the entire preceding year of 1996, there were no borrowings under this additional credit agreement. This agreement contains covenants that are substantially the same as the covenants contained in the primary Credit Agreement.

At March 31, 1997, the Company had approximately $31 million of availability under the Credit Agreement as well as $15 million under the additional credit agreement.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings of up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventory. Borrowings under the agreement bear interest, at Treadco's option, at 1 1/4% above the LIBOR rate, or at the higher of the bank's prime rate or the "federal funds rate" plus 1/2%. At March 31, 1997, the average interest rate was 6.2%. At March 31, 1997, Treadco had $10 million outstanding under the Revolving Credit Agreement. The Treadco Credit Agreement is payable in September 1998 unless extended. Treadco pays a commitment fee of 3/8% on the unused amount under the Treadco Credit Agreement.

The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests. The Treadco Credit Agreement was amended in March 1997, restating certain financial test requirements.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          Exhibit 11 - Statement Re: Computation of Earnings Per Share.

     (b)  Reports on Form 8-K.

          Form 8-K dated February 27, 1997

          Item 5. On January 31, 1997, Arkansas Best Corporation's (the "Company's") existing $346,971,312 Amended and Restated Credit Agreement with Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A., as Documentation Agent, and certain other banks was amended. Also, on January 31, 1997, the Company's existing $30,000,000 Credit Agreement with Societe Generale, Southwest Agency as Agent, and certain other banks was amended.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   ARKANSAS BEST CORPORATION
                                         (Registrant)

Date:  May 14, 1997        s/David E. Loeffler
                           ------------------------------------
                           David E. Loeffler
                           Vice President-Treasurer, Chief
                           Financial Officer
                           and Principal Accounting Officer

                                EXHIBIT INDEX
                          ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.

Exhibit
  No.

 11   Statement Re: Computation of Earnings per Share