Form 10-Q
period 1997-06-30
ARKANSAS BEST CORP /DE/
filed 1997-08-01
CIK 894405

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ____________

     Commission file number 0-19969


                           ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                        6711                 71-0673405
------------------------------- ----------------------------  ----------------
(State or other jurisdiction of (Primary Standard Industrial  (I.R.S. Employer
 incorporation or organization)   Classification Code No.)   Identification No.)



                            3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (501) 785-6000
--------------------------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)



                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at July 15, 1997
----------------------------                  ----------------------------
Common Stock, $.01 par value                        19,504,473 shares

                           ARKANSAS BEST CORPORATION

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   ----
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets --
                       June 30, 1997 and December 31, 1996 ...................................................        3

                    Consolidated Statements of Operations --
                      For the Three and Six Months Ended June 30, 1997 and 1996 ..............................        5

                    Condensed Consolidated Statements of Cash Flows --
                      For the Six Months Ended June 30, 1997 and 1996 ........................................        7

                    Notes to Consolidated Financial Statements - June 30, 1997 ...............................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       13

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       20

     Item 2.        Changes in Securities ....................................................................       20

     Item 3.        Defaults Upon Senior Securities ..........................................................       20

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       20

     Item 5.        Other Information ........................................................................       20

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       20

SIGNATURES               .....................................................................................       21

EXHIBITS

     Exhibit 11.    Statement Re: Computation of Earnings Per Share ..........................................       23

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      JUNE 30       DECEMBER 31
                                                                        1997            1996
                                                                    ------------    ------------
                                                                    (UNAUDITED)       (NOTE)
                                                                           ($ THOUSANDS)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ..................................   $       --      $      1,806
     Trade receivables, less allowances for doubtful accounts
        (1997 -- $5,368,000; 1996 -- $6,118,000) ................        192,705         186,065
     Inventories -- Note C ......................................         32,865          33,831
     Prepaid expenses ...........................................         15,047          13,593
     Federal and state income taxes refundable ..................          7,018           7,320
     Deferred federal income taxes ..............................         15,641          16,490
     Other ......................................................          3,296            --
                                                                    ------------    ------------
         TOTAL CURRENT ASSETS ...................................        266,572         259,105

PROPERTY, PLANT AND EQUIPMENT
     Land and structures ........................................        218,130         228,051
     Revenue equipment ..........................................        248,576         268,270
     Manufacturing equipment ....................................         18,693          18,815
     Service, office and other equipment ........................         67,548          65,532
     Leasehold improvements .....................................          8,028           9,273
                                                                    ------------    ------------
                                                                         560,975         589,941
     Less allowances for depreciation and amortization ..........       (230,779)       (222,308)
                                                                    ------------    ------------
                                                                         330,196         367,633

OTHER ASSETS ....................................................         50,231          57,160

NET ASSETS HELD FOR SALE ........................................          5,233           9,148

GOODWILL, less amortization
     (1997 -- $30,474,000; 1996 -- $28,006,000) .................        147,558         150,154
                                                                    ------------    ------------

                                                                    $    799,790    $    843,200
                                                                    ============    ============

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                       JUNE 30       DECEMBER 31
                                                                         1997            1996
                                                                     ------------    ------------
                                                                      (UNAUDITED)       (NOTE)
                                                                             ($ THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft ..............................................   $      3,082    $       --
     Bank drafts payable .........................................            334             646
     Trade accounts payable ......................................         81,870          79,140
     Accrued expenses ............................................        181,335         182,011
     Current portion of long-term debt ...........................         26,158          39,082
                                                                     ------------    ------------
         TOTAL CURRENT LIABILITIES ...............................        292,779         300,879

LONG-TERM DEBT, less current portion .............................        283,104         326,950

OTHER LIABILITIES ................................................         22,774          21,416

DEFERRED FEDERAL INCOME TAXES ....................................         28,415          22,505

MINORITY INTEREST ................................................         32,746          34,020

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value,
         authorized 10,000,000 shares; issued 1,495,000 shares ...             15              15
     Common stock, $.01 par value,
         authorized 70,000,000 shares; issued and outstanding
         1997: 19,504,473 shares; 1996: 19,512,250 shares ........            195             195
     Additional paid-in capital ..................................        192,328         192,328
     Retained earnings (deficit) .................................        (52,566)        (55,108)
                                                                     ------------    ------------
         TOTAL SHAREHOLDERS' EQUITY ..............................        139,972         137,430

CONTINGENCIES -- Note F
                                                                     ------------    ------------
                                                                     $    799,790    $    843,200
                                                                     ============    ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30                JUNE 30
                                            1997        1996        1997        1996
                                          --------    --------    --------    --------
                                                          (UNAUDITED)
                                             ($ THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES
   LTL motor carrier operations .......   $311,489    $298,886    $608,024    $593,809
   Truckload motor carrier operations .     20,345      18,917      39,366      36,755
   Intermodal operations ..............     48,629      45,001      93,418      86,767
   Logistics operations ...............     12,089      14,245      24,223      27,475
   Tire operations ....................     41,014      35,505      73,108      67,118
   Service and other ..................      2,203       1,908       4,376       3,912
                                          --------    --------    --------    --------
                                           435,769     414,462     842,515     815,836
                                          --------    --------    --------    --------
OPERATING EXPENSES AND COSTS - Note E
   LTL motor carrier operations .......    294,178     305,529     579,263     608,994
   Truckload motor carrier operations .     18,814      17,465      37,304      33,877
   Intermodal operations ..............     47,228      43,415      92,451      84,094
   Logistics operations ...............     13,943      14,506      27,262      28,281
   Tire operations ....................     40,801      36,827      75,439      70,065
   Service and other ..................      2,266       2,440       4,492       4,776
                                          --------    --------    --------    --------
                                           417,230     420,182     816,211     830,087
                                          --------    --------    --------    --------
OPERATING INCOME (LOSS) ...............     18,539      (5,720)     26,304     (14,251)

OTHER INCOME (EXPENSE)
   Gain (loss) on sales of property and
     non-revenue equipment ............     (1,130)        594      (1,816)      2,721
   Interest ...........................     (6,969)     (7,603)    (14,234)    (15,404)
   Minority interest in subsidiary ....         29         486       1,054       1,127
   Other ..............................     (1,293)     (1,919)     (3,099)     (3,192)
                                          --------    --------    --------    --------
                                            (9,363)     (8,442)    (18,095)    (14,748)
                                          --------    --------    --------    --------
INCOME (LOSS)
  BEFORE INCOME TAXES .................      9,176     (14,162)      8,209     (28,999)

FEDERAL AND STATE
INCOME TAXES (CREDIT)
   Current ............................        876      (1,201)         96      (4,842)
   Deferred ...........................      3,292      (4,175)      3,422      (5,812)
                                          --------    --------    --------    --------
                                             4,168      (5,376)      3,518     (10,654)
                                          --------    --------    --------    --------
NET INCOME (LOSS) .....................   $  5,008    $ (8,786)   $  4,691    $(18,345)

Preferred stock dividends .............      1,075       1,074       2,149       2,149
                                          --------    --------    --------    --------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS ..............   $  3,933    $ (9,860)   $  2,542    $(20,494)
                                          ========    ========    ========    ========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS -- (CONTINUED)
-------------------------------------------------------------------------------

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30                    JUNE 30
                                1997          1996          1997          1996
                             -----------   -----------   -----------   -----------
                                                  (UNAUDITED)
                                     ($ THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME (LOSS) PER
  COMMON SHARE ...........   $      0.20   $     (0.51)  $      0.13   $     (1.05)
                             ===========   ===========   ===========   ===========

AVERAGE COMMON
  SHARES OUTSTANDING .....    19,570,220    19,512,367    19,538,521    19,514,453
                             ===========   ===========   ===========   ===========

CASH DIVIDENDS PAID
  PER COMMON SHARE .......   $      --     $      --     $      --     $      0.01
                             ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                               1997          1996
                                                            ----------    ----------
                                                                   (UNAUDITED)
                                                                  ($ THOUSANDS)
OPERATING ACTIVITIES
     Net cash provided by operating activities ..........   $   35,426    $    1,236

INVESTING ACTIVITIES
     Purchase of property, plant and equipment,
       less capitalized leases ..........................       (5,387)      (15,455)
     Proceeds from asset sales ..........................       26,575        37,177
                                                            ----------    ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES ...............       21,188        21,722

FINANCING ACTIVITIES
     Deferred financing costs and expenses ..............         (898)       (3,290)
     Borrowings under revolving credit facilities .......      216,585        98,660
     Payments under revolving credit facilities .........     (233,885)     (119,660)
     Payments on long-term debt .........................       (8,887)       (9,487)
     Payments under term loan facilities ................      (32,048)       (6,496)
     Dividends paid .....................................       (2,149)       (2,344)
     Other, net .........................................        2,862         3,310
                                                            ----------    ----------
NET CASH USED BY FINANCING ACTIVITIES ...................      (58,420)      (39,307)
                                                            ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............       (1,806)      (16,349)
     Cash and cash equivalents at beginning of period ...        1,806        16,945
                                                            ==========    ==========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $     --      $      596
                                                            ==========    ==========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997
-------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations, intermodal operations and truck tire retreading and sales. Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company, CaroTrans International, Inc. ("CaroTrans"), and related companies ("Clipper Worldwide"), Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), The Complete Logistics Company ("Complete Logistics"), Integrated Distribution, Inc., and FleetNet America, Inc. (formerly Carolina Breakdown Service, Inc.).

Approximately 80% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters which expires on March 31, 1998.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Motor carrier revenue equipment gains and losses are reported as operating expenses and costs in 1997. The 1996 Statement of Operations has been reclassified to conform to the 1997 presentation. (See Note E.)

NOTE C - SALE OF CARDINAL FREIGHT CARRIERS, INC.

On July 15, 1997, the Company sold Cardinal for approximately $38 million in cash. The sale resulted in a pre-tax gain, which will be reported in the third quarter of 1997, of approximately $8.5 million, subject to adjustments in the purchase price under the terms of the definitive agreement. The net proceeds from the sale of Cardinal were used to pay down bank debt. Results of operations for Cardinal are summarized as follows:

                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                  JUNE 30                JUNE 30
                              1997       1996       1997       1996
                            --------   --------   --------   --------
Revenue .................   $ 20,345   $ 18,917   $ 39,366   $ 36,755
Operating income ........      1,546      1,446      2,087      2,872
Net income ..............        836        739      1,027      1,481

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
-------------------------------------------------------------------------------

NOTE D - INVENTORIES

                                                   JUNE 30     DECEMBER 31
                                                    1997           1996
                                                ------------   ------------
                                                       ($ THOUSANDS)
Finished goods ..............................   $     23,321   $     24,029
Materials ...................................          6,050          6,267
Repair parts, supplies and other ............          3,494          3,535
                                                ------------   ------------
                                                $     32,865   $     33,831
                                                ============   ============

NOTE E - OPERATING EXPENSES AND COSTS

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                    JUNE 30                 JUNE 30
                                               1997        1996        1997        1996
                                             --------    --------    --------    --------
                                                              (UNAUDITED)
                                                             ($ THOUSANDS)
LTL Motor Carrier Operations:
   Salaries and wages ....................   $204,237    $209,000    $402,216    $418,297
   Supplies and expenses .................     30,403      33,673      60,156      65,222
   Operating taxes and licenses ..........     10,589      12,545      20,986      25,102
   Insurance .............................      6,214       6,625      12,824      13,151
   Communications and utilities ..........      6,977       7,406      13,690      15,241
   Depreciation and amortization .........      8,348      10,704      17,466      22,760
   Rents and purchased transportation ....     26,217      21,918      49,734      43,948
   Other .................................      1,957       3,916       3,796       5,818
   Gain on sale of revenue equipment .....       (764)       (258)     (1,605)       (545)
                                             --------    --------    --------    --------
                                              294,178     305,529     579,263     608,994

Truckload Motor Carrier Operations:
   Salaries and wages ....................      7,390       6,890      14,310      12,988
   Supplies and expenses .................      3,570       3,175       7,257       6,233
   Operating taxes and licenses ..........      1,788       1,797       3,543       3,570
   Insurance .............................        764         673       1,677       1,318
   Communications and utilities ..........        306         234         589         467
   Depreciation and amortization .........        953         895       1,910       1,761
   Rents and purchased transportation ....      3,975       3,713       7,741       7,351
   Other .................................         68          88         275         189
   Loss on sale of revenue equipment .....       --          --             2        --
                                             --------    --------    --------    --------
                                               18,814      17,465      37,304      33,877

Intermodal Operations:
   Cost of services ......................     40,300      38,396      78,472      70,639
   Selling, administrative and general ...      6,928       5,019      13,979      13,467
   Gain on sale of revenue equipment .....       --          --          --           (12)
                                             --------    --------    --------    --------
                                               47,228      43,415      92,451      84,094

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
-------------------------------------------------------------------------------

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                    JUNE 30                JUNE 30
                                                1997       1996        1997       1996
                                              --------   --------    --------   --------
                                                              (UNAUDITED)
                                                             ($ THOUSANDS)
NOTE E - OPERATING EXPENSES AND COSTS - continued

Logistics Operations:
   Cost of services .......................     12,305     12,932      24,041     25,331
   Selling, administrative and general ....      1,575      1,579       3,158      2,967
Gain (loss)on sale of revenue equipment ...         63         (5)         63        (17)
                                              --------   --------    --------   --------
                                                13,943     14,506      27,262     28,281

Tire Operations:
   Cost of sales ..........................     30,051     31,483      54,526     56,398
   Selling, administrative and general ....     10,750      5,344      20,913     13,667
                                              --------   --------    --------   --------
                                                40,801     36,827      75,439     70,065
Service and other: ........................      2,266      2,440       4,492      4,776
                                              --------   --------    --------   --------
                                              $417,230   $420,182    $816,211   $830,087
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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 138 underground tanks located in 33 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in process, will not have a material adverse effect on the Company.

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

As of June 30, 1997, the Company has accrued approximately $2.8 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
-------------------------------------------------------------------------------

environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

NOTE G - RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for these quarters is not expected to be material.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement is effective for the Company in 1998. The Company does not anticipate that adoption of this Statement will have a material impact on the current presentation of its financial statements.

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal superseded FASB Statement No. 14 on segments. The Statement is effective for the Company in 1998. The Company is currently evaluating the impact that the Statement will have on its segment of business reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, freight intermodal operations, truck tire retreading and new tire sales and logistics operations. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company and affiliates ("Clipper Group") and including CaroTrans International, Inc. ("CaroTrans"), ("Clipper Worldwide"), and Cardinal Freight Carriers, Inc. ("Cardinal"), G.I. Trucking Company ("G.I. Trucking"), The Complete Logistics Company ("Complete Logistics"), Integrated Distribution, Inc., and FleetNet America, Inc., formerly Carolina Breakdown Service, Inc.

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

OPERATING RESULTS

The discussion and analysis of results of operations reflects information generally prepared on a business segment basis with motor carrier operations further separated between LTL and truckload, based on the primary business of the subsidiary. LTL subsidiaries also handle some truckload freight. Operating expenses include the reclassification of certain expenses and costs between the Company and its subsidiaries and elimination of the effects of intercompany transactions. Operating profit on a business segment basis differs from operating income as reported in the Company's Consolidated Financial Statements. Other income and expenses (which include amortization expense), except for interest expense and minority interest, have been allocated to individual segments for the purpose of calculating operating profit on a segment basis.

During 1996, the Company changed the name of its forwarding operations segment to the intermodal operations segment.

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30               JUNE 30
                                              1997       1996       1997       1996
                                            --------   --------   --------   --------
                                                          ($ THOUSANDS)
OPERATING REVENUES
   LTL motor carrier operations .........   $311,489   $298,886   $608,024   $593,809
   Truckload motor carrier operations ...     20,345     18,917     39,366     36,755
   Intermodal operations ................     48,629     45,001     93,418     86,767
   Logistics operations .................     12,089     14,245     24,223     27,475
   Tire operations ......................     41,014     35,505     73,108     67,118
   Other ................................      2,203      1,908      4,376      3,912
                                            --------   --------   --------   --------
                                            $435,769   $414,462   $842,515   $815,836
                                            ========   ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                              1997        1996        1997        1996
                                            --------    --------    --------    --------
                                                            ($ THOUSANDS)
OPERATING PROFIT (LOSS)
   LTL motor carrier operations .........   $ 15,550    $ (7,124)   $ 25,476    $(16,452)
   Truckload motor carrier operations ...      1,531       1,451       2,060       2,876
   Intermodal operations ................        964       1,175          92       1,856
   Logistics operations .................     (1,816)       (245)     (3,040)       (771)
   Tire operations ......................        140      (1,328)     (2,545)     (3,090)
   Other ................................       (253)       (974)       (654)        859
                                            --------    --------    --------    --------
TOTAL OPERATING PROFIT (LOSS) ...........     16,116      (7,045)     21,389     (14,722)
INTEREST EXPENSE ........................     (6,969)     (7,603)    (14,234)    (15,404)
MINORITY INTEREST .......................         29         486       1,054       1,127
                                            --------    --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES .......   $  9,176    $(14,162)   $  8,209    $(28,999)
                                            ========    ========    ========    ========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues with other income and expenses allocated on a business segment basis. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the U.S. Department of Transportation ("D.O.T.").

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30             JUNE 30
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----
LTL MOTOR CARRIER OPERATIONS
Salaries and wages ......................    65.6%     69.9%     66.2%     70.4%
Supplies and expenses ...................     9.8      11.3       9.9      11.0
Operating taxes and licenses ............     3.4       4.2       3.5       4.2
Insurance ...............................     2.0       2.2       2.1       2.2
Communications and utilities ............     2.2       2.5       2.3       2.6
Depreciation and amortization ...........     2.7       3.6       2.9       3.8
Rents and purchased transportation ......     8.4       7.3       8.2       7.4
Other ...................................     0.6       1.3       0.6       1.0
Gain on sale of revenue equipment .......    (0.2)     (0.1)     (0.3)     (0.1)
Other non-operating (net) ...............     0.5       0.2       0.4       0.3
                                            -----     -----     -----     -----
                                             95.0%    102.4%     95.8%    102.8%

TRUCKLOAD MOTOR CARRIER OPERATIONS
Salaries and wages ......................    36.3%     36.4%     36.4%     35.3%
Supplies and expenses ...................    17.5      16.8      18.4      17.0
Operating taxes and licenses ............     8.8       9.5       9.0       9.7
Insurance ...............................     3.8       3.6       4.3       3.6
Communications and utilities ............     1.5       1.2       1.5       1.3
Depreciation and amortization ...........     4.7       4.7       4.9       4.8
Rents and purchased transportation ......    19.5      19.6      19.7      20.0
Other ...................................     0.4       0.5       0.6       0.5
                                            -----     -----     -----     -----
                                             92.5%     92.3%     94.8%     92.2%
                                            =====     =====     =====     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                  JUNE 30             JUNE 30
                                               1997      1996      1997     1996
                                               ----      ----      ----     ----
INTERMODAL OPERATIONS
Cost of services ..........................    82.9%     78.1%     84.0%    77.7%
Selling, administrative and general .......    14.2      18.4      15.0     19.3
Gain on sale of revenue equipment .........    --        (0.1)      0.0     (0.1)
Other non-operating (net) .................     0.9       1.0       0.9      1.0
                                              -----     -----     -----    -----
                                               98.0%     97.4%     99.9%    97.9%

LOGISTICS OPERATIONS
Cost of services ..........................   101.8%     90.8%     99.2%    92.2%
Selling, administrative and general .......    13.0      11.1      13.0     10.8
(Gain) loss on sale of revenue equipment ..     0.5       0.0       0.3     (0.1)
Other non-operating (net) .................    (0.3)     (0.2)      0.1     (0.1)
                                              -----     -----     -----    -----
                                              115.0%    101.7%    112.6%   102.8%
                                              =====     =====     =====    =====

TIRE OPERATIONS
Cost of sales .............................    73.3%     78.0%     74.6%    78.4%
Selling, administrative and general .......    26.2      25.7      28.6     26.0
Other non-operating (net) .................     0.2       0.0       0.3      0.2
                                              -----     -----     -----    -----
                                               99.7%    103.7%    103.5%   104.6%
                                              =====     =====     =====    =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

Consolidated revenues of the Company for the three months ended June 30, 1997 were $436 million compared to $414 million for the three months ended June 30, 1996. The Company had an operating profit (segment basis) of $16.1 million for the three months ended June 30, 1997 compared to an operating loss of $7.0 million for the three months ended June 30, 1996. For the three months ended June 30, 1997, the Company had net income of $5.0 million or $.20 per common share, compared to a net loss of $8.8 million, or a loss of $.51 per common share for the three months ended June 30, 1996.

Earnings per common share for the three months ended June 30, 1997 and 1996 give consideration to preferred stock dividends of $1.1 million. Average common shares outstanding for the three months ended June 30, 1997 were 19.6 million compared to 19.5 million for the three months ended June 30, 1996. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

LESS-THAN-TRUCKLOAD MOTOR CARRIER OPERATIONS. The Company's LTL motor carrier operations are conducted by ABF and G.I. Trucking.

Revenues from LTL motor carrier operations for the three months ended June 30, 1997 were $311 million, with an operating profit of $15.5 million compared to revenues of $299 million and an operating loss of $7.1 million for the three months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


For the three months ended June 30, 1997, ABF accounted for 91% of LTL revenues. ABF's revenue increased 2.5% for the three months ended June 30, 1997 compared to the same period in 1996. ABF's revenue per hundred weight increased to $17.20 for the three months ended June 30, 1997, a 7.4% increase from the second quarter of 1996. This increase was offset by a decrease in tonnage resulting from ABF's emphasis on account profitability. ABF's 1997 second quarter tonnage per day decreased 5.0% from the 1996 second quarter.

The LTL revenue increase for the three months ended June 30, 1997 can also be attributed to G.I. Trucking's revenue increasing 29.2% over the three months ended June 30, 1996. G.I. Trucking has continued to replace revenues lost as a result of the ABF/Carolina Freight Carriers merger in September 1995. G.I. Trucking's tonnage increased 25.4% for the three months ended June 30, 1997 from the same period in 1996. G.I.'s Trucking's operating ratio was 98.8% for the second quarter of 1997 compared to 107.1% for the second quarter of 1996.

During 1996, ABF discontinued 12 of the regional distribution terminal operations that it had acquired through the ABF/Carolina merger. These closings, which occurred during the first two quarters of 1996, returned ABF to its historical terminal system configuration. This reconfiguration allowed ABF to gradually reduce its direct labor costs, improve its weight per trailer and reduce its empty miles. ABF's operating ratio as reported to the D.O.T. was 94.0% in the second quarter of 1997 compared to 101.9% in the second quarter of 1996.

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

The decrease in operating supplies and expenses as a percent of revenue was due in part to fewer miles travelled by company-owned revenue equipment which resulted in decreased maintenance and fuel expenses. In addition, the disposal of revenue equipment to balance equipment needs to revenue levels throughout 1996 also resulted in decreased operating supplies and expenses, decreased operating taxes and licenses and decreased depreciation and amortization.

A decrease in depreciation and amortization also resulted from ABF's reconfiguration of its terminal system which allowed for improved asset utilization. Also, ABF increased its use of outside alternate modes of transportation as reflected in the increase in rents and purchased transportation as a percent of revenue.

TRUCKLOAD MOTOR CARRIER OPERATIONS. The Company's truckload motor carrier operations are conducted through Cardinal.

On July 15, 1997, the Company announced the completion of the sale of Cardinal. See Note C to the unaudited consolidated financial statements.

For the three months ended June 30, 1997, Cardinal produced revenues of $20.3 million, a 7.5% increase over the $18.9 million in revenues for the second quarter of 1996. Operating profit for the 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


second quarter totalled $1.53 million, compared to $1.45 million for the 1996 second quarter. Supplies and expenses as a percent of revenue increased as a result of higher maintenance expenses due to aging of revenue equipment.

INTERMODAL OPERATIONS. The Company's intermodal operations are conducted primarily by Clipper Worldwide.

Revenues from the intermodal operations for the three months ended June 30, 1997 totalled $48.6 million, an increase of 8.1% over the three months ended June 30, 1996, resulting from a 13.1% increase in revenues for the Clipper Group and a 3.6% decrease in revenues for CaroTrans. Throughout 1996, the Clipper Group experienced an increase in average weight per shipment, resulting in a decline in revenue per hundredweight without a proportionate reduction in cost per hundredweight, resulting in a decline in margins on higher revenues. The Clipper Group is focusing on smaller shipment sizes to improve the margins, and effective January 1, 1997, the Clipper Group implemented a 5.9% rate increase to help offset the reduction in revenue per hundredweight.

CaroTrans expanded into some higher cost markets during 1996 and also experienced a shift in market mix to more full-container-load freight. Also, ocean container costs increased. These factors negatively impacted operating results. The decline in revenue was expected due to actions taken in late 1996 and early 1997 to enhance profitability.

LOGISTICS OPERATIONS. The Company's logistics operations are conducted through Integrated Distribution, Inc. and Complete Logistics.

Revenues for the logistics operations segment decreased by $2.1 million for the three months ended June 30, 1997 compared to June 30, 1996. The decline in revenues was primarily the result of the loss of customers caused by rate increases, the lack of new business and the closing of Complete Logistics' facility in Atlanta, Georgia.

TIRE OPERATIONS. Treadco's revenues for the three months ended June 30, 1997 increased 15.5% to $41.0 million from $35.5 million for the three months ended June 30, 1996. For the second quarter of 1997, "same store" sales increased 6.5% and "new store" sales increased 7.4%. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and three new sales locations. Revenues from retreading for the three months ended June 30, 1997 increased 9.2% when compared to the same period in 1996. Revenues from new tire sales increased 16.0% for the second quarter 1997 when compared to the first quarter of 1997. Service revenues for the 1997 second quarter increased 25.9%.

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

During September 1996, Treadco completed the conversion of its production facilities that were under Bandag retread franchises to Oliver Rubber Company ("Oliver") licensed facilities. The conversion was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------



completed in phases throughout the first three quarters of 1996, with approximately one-third of its production facilities converted each quarter.

The decrease in cost of sales as a percent of revenue resulted primarily from lower tread rubber costs with Oliver. The increase in selling, administrative, and general expenses resulted from several factors, including salaries and wage expense increases for employees added for new locations, cost-of-living raises, and the lower selling price per retread tire.

INTEREST. Interest expense was $7.0 million for three months ended June 30, 1997 compared to $7.6 million for three months ended June 30, 1996 primarily due to a reduction of outstanding debt.

INCOME TAXES. The difference between the effective tax rate for 1997 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses.

SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30,
1996

Consolidated revenues of the Company for the six months ended June 30, 1997 were $842 million compared to $816 million for the six months ended June 30, 1996. The Company had an operating profit of $21.4 million (segment basis) for the six months ended June 30, 1997 compared to an operating loss of $14.7 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, the Company had net income of $4.7 million or $.13 per common share, compared to a net loss of $18.3 million, or a loss of $1.05 per common share for the six months ended June 30, 1996.

Earnings per common share for the six months ended June 30, 1997 and 1996 give consideration to preferred stock dividends of $2.2 million. Average common shares outstanding for the six months ended June 30, 1997 and June 30, 1996 were 19.5 million. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

LESS-THAN-TRUCKLOAD MOTOR CARRIER OPERATIONS. The Company's LTL motor carrier operations are conducted by ABF and G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the six months ended June 30, 1997 were $608 million, with an operating profit of $25.4 million compared to $594 million of revenue and an operating loss of $16.4 million for the six months ended June 30, 1996.

For the six months ended June 30, 1997, ABF accounted for 90% of LTL revenues. ABF's revenue increased .5% for the six months ended June 30, 1997 compared to the same period in 1996. ABF's revenue per hundredweight increased to $17.17 for the six months ended June 30, 1997, a 7.0% increase from the first six months of 1996. This increase was offset by a decrease in tonnage resulting from ABF's emphasis on account profitability. ABF's 1997 tonnage per day for the six months ended June 30, 1997 decreased 6.8% from the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


The LTL revenue increase for the six months ended June 30, 1997 can also be attributed to G.I. Trucking's revenue increasing 33.1% over the six months ended June 30, 1996. G.I. Trucking has continued to replace revenues lost as a result of the ABF/Carolina Freight Carriers merger in September 1995. G.I. Trucking's tonnage increased 31.8% for the six months ended June 30, 1997 from the same period in 1996. G.I. Trucking's operating ratio was 99.7% for the six months ended June 30, 1997 compared to 110.9% for the six months ended June 30, 1996.

During 1996, ABF discontinued 12 of the regional distribution terminal operations that it had acquired through the ABF/Carolina merger. These closings, which occurred during the first two quarters of 1996, returned ABF to its historical terminal system configuration. This reconfiguration allowed ABF to gradually reduce its direct labor costs, improve its weight per trailer and reduce its empty miles. ABF's operating ratio as reported to the D.O.T. was 94.9% for the six months ended June 30, 1997 compared to 102.1% for the same period in 1996.

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

The decrease in operating supplies and expenses as a percent of revenue was due in part to fewer miles travelled by company-owned revenue equipment which resulted in decreased maintenance and fuel expenses. In addition, the disposal of revenue equipment to balance equipment needs to revenue levels throughout 1996 also resulted in decreased operating supplies and expenses, decreased operating taxes and licenses and decreased depreciation and amortization.

A decrease in depreciation and amortization also resulted from ABF's reconfiguration of its terminal system which allowed for improved asset utilization. Also, ABF increased its use of outside alternate modes of transportation as reflected in the increase in rents and purchased transportation as a percent of revenue.

TRUCKLOAD MOTOR CARRIER OPERATIONS. The Company's truckload motor carrier operations are conducted through Cardinal.

On July 15, 1997 the Company announced the completion of the sale of Cardinal. See Note C of the unaudited consolidated financial statements.

For the six months ended June 30, 1997, Cardinal produced revenues of $39.4 million, a 7.1% increase over the $36.8 million in revenues for the six months ended June 30, 1996. Supplies and expenses as a percent of revenue increased as a result of higher maintenance expenses due to aging of revenue equipment. Insurance expense as a percent of revenue has increased for the six months ended June 30, 1997 when compared to the same period in 1996, reflecting increased claims costs.

INTERMODAL OPERATIONS. The Company's intermodal operations are conducted primarily through Clipper Worldwide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


Revenues from the intermodal operations segment for the six months ended June 30, 1997 increased 7.7% over the six months ended June 30, 1996, resulting from an 11.4% increase in revenues for the Clipper Group and a .9% decrease in revenues for CaroTrans. Throughout 1996, the Clipper Group experienced an increase in average weight per shipment, resulting in a decline in revenue per hundredweight without a proportionate reduction in cost per hundredweight, resulting in a decline in margins on higher revenues. The Clipper Group is focusing on smaller shipment sizes to improve the margins, and effective January 1, 1997, the Clipper Group implemented a 5.9% rate increase to help offset the reduction in revenue per hundredweight.

CaroTrans expanded into some higher cost markets during 1996 and also experienced a shift in market mix to more full-container-load freight. Also, ocean container costs increased. These factors negatively impacted operating results. The decline in revenue was expected due to actions taken in late 1996 and early 1997 to enhance profitability.

LOGISTICS OPERATIONS. The Company's logistics operations are conducted through Integrated Distribution, Inc. and Complete Logistics.

Revenues for the logistics operations segment decreased by $3.3 million for the six months ended June 30, 1997 compared to June 30, 1996. The decline in revenues was primarily the result of the loss of customers caused by rate increases, the lack of new business and the closing of Complete Logistics' facility in Atlanta, Georgia.

TIRE OPERATIONS. Treadco's revenues for the six months ended June 30, 1997 increased 8.92% to $73.1 million from $67.1 million for the six months ended June 30, 1996. For the first six months of 1997, "same store" sales increased 1.2% and "new store" sales increased 7.7%. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. Revenues from retreading for the six months ended June 30, 1997 increased 2.0% when compared to the same period in 1996. Revenues from new tire sales increased 13.0% for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. Service revenues for the first six months of 1997 increased 22.0%.

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

The decrease in cost of sales as a percent of revenue resulted primarily from lower tread rubber costs with Oliver. The increase in selling, administrative, and general expenses resulted from several factors, including salaries and wage expense increases for employees added for new locations, cost-of-living raises, and the lower selling price per retread tire.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


INTEREST. Interest expense was $14.2 million for six months ended June 30, 1997 compared to $15.4 million for six months ended June 30, 1996 primarily due to a reduction of outstanding debt.

INCOME TAXES. The difference between the effective tax rate for 1997 and the federal statutory rate resulted primarily from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1997 was $35.4 million compared to net cash provided of $1.2 million for the six months ended June 30, 1996. The increase is due primarily to net income and an increase in accounts payables offset in part by an increase in receivables. In addition to cash provided by operations, sale of excess property and equipment provided cash of $26.6 million for the six months ended June 30, 1997.

The Company is party to a $347 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency, as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 14 other participating banks. The Credit Agreement originally included a $72 million term loan and provides for up to $275 million of revolving credit loans (including letters of credit).

At June 30, 1997, there were $170.0 million of Revolver Advances, $9.9 million of Term Advances and approximately $68.9 million of letters of credit outstanding. Net proceeds from the Cardinal sale of approximately $35 million were used to pay the Term loan in full on July 15, 1997, with the remaining proceeds paid on the Revolver Advances.

The Credit Agreement contains various covenants which limit, among other things, indebtedness, distributions, capital expenditures, asset sales, restricted payments, investments, loans and advances, as well as requiring the Company to meet certain financial tests. On January 31, 1997, the Company obtained a first amendment to the Credit Agreement which included revised financial covenants with which the Company was in compliance. The Credit Agreement had previously been amended in February 1996, including a revision of financial covenants. As a part of the February 1996 amendment, the Company obtained an additional credit agreement which provided for borrowings of up to $30 million. In connection with the January 1997 amendment, the available borrowings were reduced to $15 million. The additional credit agreement was terminated by the Company on June 30, 1997.

At June 30, 1997, the Company had approximately $36.0 million of availability under the Credit Agreement.

Concurrent with the closing of the sale of Cardinal on July 15, 1997, the Company and its banks agreed to a second amendment to the Credit Agreement, the primary effect of which was to extend the maturity from August 1998 to August 1999.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to $20 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (Continued)
-------------------------------------------------------------------------------


The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests. The Treadco Credit Agreement was amended in March 1997, restating certain financial requirements which the Company is in compliance with.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all scheduled debt service requirements.

SEASONALITY

Motor carrier operations are affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Intermodal operations are similar to motor carrier operations with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last six months of the calendar year generally having the highest levels of sales.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 9, 1997. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results on this proposal are as follows:

               Directors                 Votes For          Votes Withheld

             Arthur J. Fritz            15,179,877             1,426,180
             John H. Morris             15,181,294             1,424,763

     The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal year 1997. This proposal received 16,465,563 votes for adoption, 85,682 votes against adoption, 54,812 abstentions and -0- broker non-votes.

     The third proposal was to approve an amendment to the Arkansas Best Corporation 1992 Stock Option Plan. This proposal received 9,533,597 votes for adoption, 3,789,219 against adoption, 171,661 withheld and 3,111,580 broker non-votes.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

          Exhibit 11 - Statement Re: Computation of Earnings Per Share.

          Exhibit 27 - Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          Form 8-K dated August 1, 1997

          Item 5. On July 15, 1997, Arkansas Best Corporation's (the "Company's") existing $346,971,312 Amended and Restated Credit Agreement with Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A., as Documentation Agent, and certain other banks was amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        ARKANSAS BEST CORPORATION
                                               (Registrant)

Date: August 1, 1997                    /s/ David E. Loeffler
                                        ----------------------------------
                                        David E. Loeffler
                                        Vice President-Treasurer, Chief
                                        Financial Officer and Principal
                                        Accounting Officer

                                 EXHIBIT INDEX
                           ARKANSAS BEST CORPORATION


The following exhibits are filed with this report.

EXHIBIT
  NO.
-------
   11       Statement Re: Computation of Earnings per Share

   27       Financial Data Schedule