Form 10-Q
period 1997-09-30
ARKANSAS BEST CORP /DE/
filed 1997-11-12
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ____________

      Commission file number  0-19969


                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                          6711                   71-0673405
--------------------------------------------------------------------------------
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer incorporation or organization) Classification Code No.) Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at October 31,
                Class                                        1997
   ----------------------------                    ---------------------------
   Common Stock, $.01 par value                       19,592,613 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                        PAGE
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets --
                September 30, 1997 and December 31, 1996 ...............................  3

             Consolidated Statements of Operations --
                For the Three and Nine Months Ended September 30, 1997 and 1996 ........  5

             Condensed Consolidated Statements of Cash Flows --
                For the Nine Months Ended September 30, 1997 and 1996 ..................  7

             Notes to Consolidated Financial Statements - September 30, 1997 ...........  8

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................... 13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings ......................................................... 24

   Item 2.   Changes in Securities ..................................................... 24

   Item 3.   Defaults Upon Senior Securities ........................................... 24

   Item 4.   Submission of Matters to a Vote of Security Holders ....................... 24

   Item 5.   Other Information ......................................................... 24

   Item 6.   Exhibits and Reports on Form 8-K .......................................... 24

SIGNATURES   ........................................................................... 25

EXHIBITS

   Exhibit 11.  Statement Re: Computation of Earnings Per Share

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30     DECEMBER 31
                                                                          1997             1996
                                                                       ------------     -----------
                                                                       (UNAUDITED)        (NOTE)
                                                                               ($ THOUSANDS)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ..................................       $      --        $   2,427
     Trade receivables, less allowances for doubtful accounts
        (1997 -- $5,481,000; 1996 -- $6,118,000) ................         195,640          178,766
     Inventories -- Note E ......................................          31,531           33,811
     Prepaid expenses ...........................................          14,266           12,869
     Federal and state income taxes refundable ..................           5,500            7,320
     Deferred federal income taxes ..............................          13,891           16,490

     Other ......................................................           3,035               --
                                                                        ---------        ---------
         TOTAL CURRENT ASSETS ...................................         263,863          251,683

PROPERTY, PLANT AND EQUIPMENT
     Land and structures ........................................         212,358          228,051
     Revenue equipment ..........................................         208,127          253,009
     Manufacturing equipment ....................................          18,793           18,815
     Service, office and other equipment ........................          64,221           61,987
     Leasehold improvements .....................................           7,372            8,899
                                                                        ---------        ---------
                                                                          510,871          570,761
     Less allowances for depreciation and amortization ..........        (218,207)        (214,195)
                                                                        ---------        ---------
                                                                          292,664          356,566

OTHER ASSETS ....................................................          42,743           60,630

ASSETS HELD FOR SALE ............................................           7,818            9,148

GOODWILL, less amortization
     (1997 -- $30,824,000; 1996 -- $28,006,000) .................         137,144          150,154
                                                                        ---------        ---------

                                                                        $ 744,232        $ 828,181
                                                                        =========        =========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30      DECEMBER 31
                                                                           1997             1996
                                                                       ------------      -----------
                                                                        (UNAUDITED)        (NOTE)
                                                                               ($ THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft ..............................................       $   4,279        $      --
     Bank drafts payable .........................................           7,090              502
     Trade accounts payable ......................................          85,468           77,338
     Accrued expenses ............................................         166,793          179,918
     Current portion of long-term debt ...........................          19,606           37,197
                                                                         ---------        ---------
         TOTAL CURRENT LIABILITIES ...............................         283,236          294,955

LONG-TERM DEBT, less current portion .............................         223,859          317,874

OTHER LIABILITIES ................................................          22,922           21,423

DEFERRED FEDERAL INCOME TAXES ....................................          36,115           22,479

MINORITY INTEREST ................................................          32,864           34,020

SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value,
         authorized 10,000,000 shares; issued 1,495,000 shares ...              15               15
     Common stock, $.01 par value,
         authorized 70,000,000 shares; issued and outstanding
         1997: 19,589,013 shares; 1996: 19,512,250 shares ........             196              195
     Additional paid-in capital ..................................         192,864          192,328
     Retained earnings (deficit) .................................         (47,839)         (55,108)
                                                                         ---------        ---------
         TOTAL SHAREHOLDERS' EQUITY ..............................         145,236          137,430

CONTINGENCIES -- Note G
                                                                         ---------        ---------
                                                                         $ 744,232        $ 828,181
                                                                         =========        =========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        SEPTEMBER 30                     SEPTEMBER 30
                                                                    1997           1996              1997             1996
                                                               -----------      -----------      -----------      -----------
CONTINUING OPERATIONS:                                                      ($ THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES
   LTL motor carrier operations ..........................     $   328,767      $   305,926      $   936,791      $   899,735
   Truckload motor carrier operations (Note D) ...........              --           19,171           39,366           55,926
   Intermodal operations .................................          47,585           47,552          141,003          134,319
   Tire operations .......................................          46,169           39,488          119,277          106,606
   Service and other .....................................           2,768            2,369            7,145            6,281
                                                               -----------      -----------      -----------      -----------
                                                                   425,289          414,506        1,243,582        1,202,867
                                                               -----------      -----------      -----------      -----------

OPERATING EXPENSES AND COSTS
   LTL motor carrier operations ..........................     $   309,033      $   307,527      $   888,298      $   916,521
   Truckload motor carrier operations (Note D) ...........              --           18,139           37,304           52,015
   Intermodal operations .................................          46,420           48,366          138,869          132,461
   Tire operations .......................................          45,423           40,184          120,862          110,249
   Service and other .....................................           2,766            2,529            7,258            7,305
                                                               -----------      -----------      -----------      -----------
                                                                   403,642          416,745        1,192,591        1,218,551
                                                               -----------      -----------      -----------      -----------
OPERATING INCOME (LOSS) ..................................          21,647           (2,239)          50,991          (15,684)
                                                               -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
   Gain (loss) on sale of property and
     non-revenue equipment ...............................          (2,333)             737           (4,147)           3,458
   Gain on sale of Cardinal Freight Carriers (Note D) ....           8,985               --            8,985               --

   Interest expense ......................................          (5,260)          (7,656)         (19,100)         (22,495)
   Minority interest in subsidiary .......................            (228)             (82)             826            1,045
   Other, net ............................................          (2,155)          (2,004)          (5,255)          (5,279)
                                                               -----------      -----------      -----------      -----------
                                                                      (991)          (9,005)         (18,691)         (23,271)
                                                               -----------      -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES .........................          20,656          (11,244)          32,300          (38,955)

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current ...............................................           3,035           (4,916)           4,500           (9,396)
   Deferred ..............................................           8,363            1,327           11,685           (4,397)
                                                               -----------      -----------      -----------      -----------
                                                                    11,398           (3,589)          16,185          (13,793)
                                                               -----------      -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS .................           9,258           (7,655)          16,115          (25,162)
                                                               -----------      -----------      -----------      -----------

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) -- Continued
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                                  1997            1996              1997             1996
                                                              ------------    --------------    ------------    --------------
                                                                                ($ THOUSANDS, EXCEPT PER SHARE DATA)
DISCONTINUED OPERATIONS (Note C):
   (Loss) from discontinued operations (net of tax benefits
   of $208 and $478 for the three months ended
   September 30, 1997 and 1996, respectively, and
   $1,476 and $928 for the nine months ended
   September 30, 1997 and 1996, respectively) .............   $       (363)   $         (831)   $     (2,529)   $       (1,669)

   (Loss) on disposal of discontinued operations (net of
     tax benefits of $605 for the three and nine months
   ended September 30, 1997) ..............................         (3,093)               --          (3,093)               --
                                                              ------------    --------------    ------------    --------------
LOSS) FROM DISCONTINUED OPERATIONS ........................         (3,456)             (831)         (5,622)           (1,669)
                                                              ------------    --------------    ------------    --------------
NET INCOME (LOSS) .........................................          5,802            (8,486)         10,493           (26,831)
Preferred stock dividends .................................          1,075             1,074           3,224             3,224
                                                              ------------    --------------    ------------    --------------
NET INCOME (LOSS)
  FOR COMMON SHAREHOLDERS .................................   $      4,727    $       (9,560)   $      7,269    $      (30,055)
                                                              ============    ==============    ============    ==============

EARNINGS (LOSS) PER COMMON SHARE
PRIMARY:
   Continuing operations (1) ..............................   $       0.41    $        (0.45)   $       0.65    $        (1.45)
   Discontinued operations ................................          (0.17)            (0.04)          (0.29)            (0.09)
                                                              ------------    --------------    ------------    --------------
NET INCOME (LOSS) (1) .....................................   $       0.24    $        (0.49)   $       0.36    $        (1.54)
                                                              ------------    --------------    ------------    --------------

AVERAGE COMMON SHARES
   OUTSTANDING (PRIMARY): .................................     20,048,212        19,508,620      19,708,418        19,512,509
                                                              ============    ==============    ============    ==============

FULLY DILUTED:
   Continuing operations ..................................   $       0.39    $        (0.45)   $       0.65    $        (1.45)
   Discontinued operations ................................          (0.14)            (0.04)          (0.29)            (0.09)
                                                              ------------    --------------    ------------    --------------
NET INCOME (LOSS) .........................................   $       0.25    $        (0.49)   $       0.36    $        (1.54)


AVERAGE COMMON SHARES OUTSTANDING
  (FULLY DILUTED) (2) .....................................     23,953,837        19,508,620      19,708,418        19,512,509
                                                              ============    ==============    ============    ==============

CASH DIVIDENDS PAID PER COMMON SHARE ......................   $       0.00    $         0.00    $       0.00    $         0.01
                                                              ============    ==============    ============    ==============

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter

(2) Assumes conversion of preferred shares into common for three months ended September 30, 1997. Conversion would be anti-dilutive for all other periods presented.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                            1997         1996
                                                                         ---------    ---------
                                                                              ($ THOUSANDS)
OPERATING ACTIVITIES
     Net cash provided (used) by operating activities ................   $  60,946    $  (1,504)

INVESTING ACTIVITIES
     Purchase of property, plant and equipment,
       less capitalized leases .......................................      (9,448)     (22,472)
     Proceeds from asset sales .......................................      31,781       49,886
     Net proceeds from the sale of Cardinal Freight Carriers, Inc. ...      36,467           --
     Net proceeds from the sale of The Complete Logistics Company ....       2,403           --
                                                                         ---------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES ............................      61,203       27,414

FINANCING ACTIVITIES
     Deferred financing costs and expenses ...........................      (1,164)      (3,512)
     Borrowings under revolving credit facilities ....................     328,185      203,060
     Payments under revolving credit facilities ......................    (392,985)    (214,060)
     Payments on long-term debt ......................................     (12,525)     (14,216)
     Payments under term loan facilities .............................     (42,448)     (11,566)
     Dividends paid ..................................................      (3,224)      (3,419)
     Other, net ......................................................         206         (651)
                                                                         ---------    ---------
NET CASH USED BY FINANCING ACTIVITIES ................................    (123,955)     (44,364)

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................      (1,806)     (18,454)
     Cash and cash equivalents at beginning of period ................       1,806       16,945
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $      --    $  (1,509)
                                                                         =========    =========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier operations, intermodal operations and truck tire retreading and sales. Principal subsidiaries are ABF Freight System, Inc., ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company, CaroTrans International, Inc. ("CaroTrans"), and related companies ("Clipper Worldwide"), G.I. Trucking Company ("G.I. Trucking") and FleetNet America, Inc. (formerly Carolina Breakdown Service, Inc.) and, until July 15, 1997, Cardinal Freight Carriers, Inc. ("Cardinal").

Approximately 81% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters which expires on March 31, 1998.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Motor carrier revenue equipment gains and losses are reported as operating expenses and costs in 1997. The 1996 Statement of Operations has been reclassified to conform to the 1997 presentation. (See Note F.)

The differences between the effective tax rates for the three and nine months ended September 30, 1997, and the federal statutory rate resulted from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses. In addition, income tax expense for the same periods exceeds the expected amounts because of $3.5 million of taxes attributable to a lower tax basis than accounting basis in Cardinal. The basis difference resulted from goodwill of approximately $9.5 million allocated to Cardinal as a result of purchase accounting for the 1995 WorldWay acquisition, which included Cardinal.

NOTE C - DISCONTINUED OPERATIONS

As of June 30, 1997 and prior periods since 1995, the Company was engaged in providing logistics services, including warehousing and distribution, through two wholly owned subsidiaries, The Complete Logistics Company ("CLC") and Integrated Distribution Inc. ("IDI"). On August 8, 1997, the Company completed the sale of all of the outstanding shares of CLC for $2.5 million in cash, subject to purchase price adjustments. The sale of CLC resulted in a pre-tax loss of $1.3 million. During September 1997, the Company completed its plan to exit the logistics segment by disposing of IDI. As of September 30, 1997, the Company recorded a loss for the disposal of IDI of $2,200,000, net of tax benefits of $100,000. On October 31, 1997, the Company closed the sale of IDI for proceeds of approximately $600,000, subject to purchase price adjustments. As of September 30, 1997, the net assets of IDI of approximately $255,000 were included in other assets.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Results of operations of the logistics segment have been reported as discontinued operations for the quarter ended September 30, 1997 and the statements of operations for all prior periods have been restated to remove revenue and expenses of the logistics segment. Results of the logistics operations segment included in discontinued operations are summarized as follows:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30                SEPTEMBER 30
                                   1997          1996          1997          1996
                                 -------      --------      --------      --------
Revenues ...................     $ 5,587      $ 14,007      $ 29,812      $ 41,482
Operating income (loss) ....        (476)       (1,077)       (3,516)       (1,882)
Pre-tax income (loss) ......        (571)       (1,309)       (4,005)       (2,597)


NOTE D - SALE OF CARDINAL FREIGHT CARRIERS, INC.

On July 15, 1997, the Company sold Cardinal for approximately $38 million in cash. The sale resulted in a pre-tax gain of approximately $9 million, subject to adjustments in the purchase price under the terms of the definitive agreement. The net proceeds from the sale of Cardinal were used to pay down bank debt. Results of operations for Cardinal are summarized as follows:

                          THREE MONTHS ENDED      NINE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30
                           1997        1996        1997        1996
                           ----     -------     -------     -------
Revenue ..............     $ --     $19,171     $39,366     $55,926
Operating income .....       --       1,028       2,087       3,900
Net income ...........       --         507       1,027       1,989

NOTE E - INVENTORIES

                                           SEPTEMBER 30    DECEMBER 31
                                               1997           1996
                                             -------        -------
                                                 ($ THOUSANDS)
Finished goods ......................        $22,650        $24,029
Materials ...........................          5,913          6,267
Repair parts, supplies and other ....          2,968          3,535
                                             -------        -------
                                             $31,531        $33,831
                                             =======        =======

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

NOTE F - OPERATING EXPENSES AND COSTS

                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30                     SEPTEMBER 30
                                                          1997             1996             1997             1996
                                                       ---------      -----------      -----------      -----------
                                                                                (UNAUDITED)
                                                                               ($ THOUSANDS)
LTL Motor Carrier Operations:
   Salaries and wages ............................     $ 213,122      $   210,756      $   615,339      $   629,053
   Supplies and expenses .........................        30,714           31,502           90,870           96,724
   Operating taxes and licenses ..................        10,781           11,729           31,767           36,831
   Insurance .....................................         6,023            8,018           18,847           21,169
   Communications and utilities ..................         7,385            7,292           21,075           22,533
   Depreciation and amortization .................         7,632            9,569           25,098           32,329
   Rents and purchased transportation ............        31,518           25,190           81,252           69,138
   Other .........................................         2,350            3,876            6,147            9,694
   Gain on sale of revenue equipment .............          (492)            (405)          (2,097)            (950)
                                                       ---------      -----------      -----------      -----------
                                                         309,033          307,527          888,298          916,521
Truckload Motor Carrier Operations:
   Salaries and wages ............................            --            6,975           14,310           19,962
   Supplies and expenses .........................            --            3,440            7,257            9,673
   Operating taxes and licenses ..................            --            1,822            3,543            5,392
   Insurance .....................................            --              771            1,677            2,089
   Communications and utilities ..................            --              275              589              742
   Depreciation and amortization .................            --              902            1,910            2,663
   Rents and purchased transportation ............            --            3,833            7,741           11,184
   Other .........................................            --              121              275              310
   Loss on sale of revenue equipment .............            --               --                2               --
                                                       ---------      -----------      -----------      -----------
                                                              --           18,139           37,304           52,015
Intermodal Operations:
   Cost of services ..............................        39,421           41,254          117,894          111,894
   Selling, administrative and general ...........         6,999            7,116           20,975           20,583
   Gain on sale of revenue equipment .............            --               (4)              --              (16)
                                                       ---------      -----------      -----------      -----------
                                                          46,420           48,366          138,869          132,461
Tire Operations:
   Cost of sales .................................        33,383           26,784           87,908           83,182
   Selling, administrative and general ...........        12,040           13,400           32,954           27,067
                                                       ---------      -----------      -----------      -----------
                                                          45,423           40,184          120,862          110,249
Service and other: ...............................         2,766            2,529            7,258            7,305
                                                       ---------      -----------      -----------      -----------
                                                       $ 403,642      $   416,745      $ 1,192,591      $ 1,218,551
                                                       =========      ===========      ===========      ===========

NOTE G - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition. The Company maintains liability insurance against risks arising out of the normal course of its business, subject to certain self-insured retention limits.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 118 underground tanks located in 30 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in progress, will not have a material adverse effect on the Company.

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

As of September 30, 1997, the Company has accrued approximately $2.9 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for computing primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in less-than-truckload ("LTL") and truckload motor carrier operations, freight intermodal operations, truck tire retreading and new tire sales. Principal subsidiaries owned are ABF Freight System, Inc. ("ABF"), Treadco, Inc. ("Treadco"), and Clipper Exxpress Company and affiliates ("Clipper Group") and including CaroTrans International, Inc. ("CaroTrans"), ("Clipper Worldwide"), and G.I. Trucking Company ("G.I. Trucking") and FleetNet America, Inc., formerly Carolina Breakdown Service, Inc. and, until July 15, 1997, Cardinal Freight Carriers, Inc. ("Cardinal").

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

During 1996, the Company changed the name of its forwarding operations segment to the intermodal operations segment.

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30
                                                  1997           1996           1997             1996
                                               ---------      ---------      -----------      -----------
OPERATING REVENUES
   LTL motor carrier operations ..........     $ 328,767      $ 305,926      $   936,791      $   899,735
   Truckload motor carrier operations ....            --         19,171           39,366           55,926
   Intermodal operations .................        47,585         47,552          141,003          134,319
   Tire operations .......................        46,169         39,488          119,277          106,606
   Service and other .....................         2,768          2,369            7,145            6,281
                                               ---------      ---------      -----------      -----------
                                               $ 425,289        414,506      $ 1,243,582      $ 1,202,867
                                               ---------      ---------      -----------      -----------

OPERATING PROFIT (LOSS)
   LTL motor carrier operations ..........     $  16,594      $     538      $    42,070      $   (15,914)
   Truckload motor carrier operations ....            --          1,031            2,060            3,908
   Intermodal operations .................           627         (1,298)             720              558
   Tire operations .......................           853            228           (1,693)          (2,862)
   Service and other .....................          (915)        (4,005)          (1,568)          (3,195)
                                               ---------      ---------      -----------      -----------
TOTAL OPERATING PROFIT (LOSS) ............        17,159         (3,506)          41,589          (17,505)
GAIN ON SALE OF CARDINAL FREIGHT
   CARRIERS, INC .........................         8,985             --            8,985               --
INTEREST EXPENSE .........................        (5,260)        (7,656)         (19,100)         (22,495)
MINORITY INTEREST ........................          (228)           (82)             826            1,045
                                               ---------      ---------      -----------      -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES ........     $  20,656      $ (11,244)     $    32,300      $   (38,955)
                                               =========      =========      ===========      ===========

The following table sets forth for the periods indicated a summary of the Company's operations as a percentage of revenues with other income and expenses allocated on a business segment basis. The basis of presentation for business segment data differs from the basis of presentation for data the Company provides to the U.S. Department of Transportation ("D.O.T.").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30              SEPTEMBER 30
                                                 1997         1996         1997         1996
                                                 ----         ----         ----         ----
LTL MOTOR CARRIER OPERATIONS
Salaries and wages .....................         64.8%        68.9%        65.7%        69.9%
Supplies and expenses ..................          9.3         10.3          9.7         10.8
Operating taxes and licenses ...........          3.3          3.8          3.4          4.1
Insurance ..............................          1.8          2.6          2.0          2.4
Communications and utilities ...........          2.2          2.4          2.2          2.5
Depreciation and amortization ..........          2.3          3.1          2.7          3.6
Rents and purchased transportation .....          9.6          8.2          8.7          7.7
Other ..................................          0.7          1.3          0.7          1.1
Gain on sale of revenue equipment ......         (0.1)        (0.1)        (0.2)        (0.1)
Other non-operating (net) ..............          1.0         (0.7)         0.7         (0.1)
                                                 ----        -----        -----        -----
                                                 94.9%        99.8%        95.6%       101.9%
                                                 ====        =====        =====        =====

TRUCKLOAD MOTOR CARRIER OPERATIONS
Salaries and wages .....................         --           36.4%        36.4%        35.7%
Supplies and expenses ..................         --           17.9         18.4         17.3
Operating taxes and licenses ...........         --            9.5          9.0          9.6
Insurance ..............................         --            4.0          4.3          3.7
Communications and utilities ...........         --            1.4          1.5          1.3
Depreciation and amortization ..........         --            4.7          4.9          4.8
Rents and purchased transportation .....         --           20.0         19.7         20.0
Other ..................................         --            0.6          0.7          0.6
                                                 ----        -----        -----        -----
                                                 --           94.5%        94.9%        93.0%
                                                 ====        =====        =====        =====

INTERMODAL OPERATIONS
Cost of services .......................         82.8%        86.8%        83.6%        83.3%
Selling, administrative and general ....         14.7         15.0         14.9         15.3
Gain on sale of revenue equipment ......         --           --           --           --
Other non-operating (net) ..............          1.1          1.0          1.0          1.0
                                                 ----        -----        -----        -----
                                                 98.6%       102.8%        99.5%        99.6%
                                                 ====        =====        =====        =====

TIRE OPERATIONS
Cost of sales ..........................         72.3%        67.8%        73.7%        78.0%
Selling, administrative and general ....         26.1         33.9         27.6         25.4
Other non-operating (net) ..............         (0.2)        (2.3)         0.1         (0.7)
                                                 ----        -----        -----        -----
                                                 98.2%        99.4%       101.4%       102.7%
                                                 ====        =====        =====        =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated revenues from continuing operations of the Company for the three months ended September 30, 1997 were $425 million compared to $415 million for the three months ended September 30, 1996. The Company had an operating profit (segment basis) from continuing operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

of $26.1 million for the three months ended September 30, 1997 compared to an operating loss from continuing operations of $3.5 million for the three months ended September 30, 1996. The Company had income from continuing operations of $9.3 million, or $0.41 per share ($0.39 fully diluted), for the third quarter of 1997 compared to a loss from continuing operations of $7.7 million, or $0.45 cents per share, for the third quarter of 1996. The Company had net income of $5.8 million, or $.24 per common share, compared to a net loss of $8.5 million, or a loss of $.49 per common share, for the three months ended September 30, 1996.

Earnings per common share from continuing operations for the three months ended September 30, 1997 assumes conversion of preferred stock to common shares for earnings per share. Average common shares outstanding for the three months ended September 30, 1997 were 20.0 million (24.0 million fully diluted) compared to
19.5 million for the three months ended September 30, 1996. Outstanding shares for the third quarter of 1996 do not assume conversion of preferred stock to common shares because conversion would be anti-dilutive.

MOTOR CARRIER OPERATIONS.

Less-Than-Truckload Motor Carrier Operations. The Company's LTL motor carrier operations are conducted by ABF and G.I. Trucking.

Revenues from LTL motor carrier operations for the three months ended September 30, 1997 were $329 million, with an operating profit of $16.6 million compared to revenues of $306 million and an operating profit of $0.5 million for the three months ended September 30, 1996.

For the three months ended September 30, 1997, ABF accounted for 91% of LTL revenues. ABF's revenue increased 6.3% for the three months ended September 30, 1997 compared to the same period in 1996, reflecting a 2% increase in revenue from the UPS work stoppage and a continuing favorable pricing environment. ABF's revenue per hundredweight increased to $17.51 for the three months ended September 30, 1997, a 7.7% increase from the third quarter of 1996. This increase was offset by a slight decrease in tonnage resulting from ABF's emphasis on account profitability. ABF's 1997 third quarter tonnage per day decreased 1.5% from the 1996 third quarter.

The LTL revenue increase for the three months ended September 30, 1997 can also be attributed to G.I. Trucking's revenue increasing 25.3% over the three months ended September 30, 1996. G.I. Trucking has continued to replace revenues lost as a result of the ABF/Carolina Freight Carriers merger in September 1995. The UPS stoppage accounted for 8% of G.I. Trucking's increased revenue. G.I.Trucking's revenue per hundredweight increased to $10.54 for the third quarter 1997, a 5% increase from the third quarter of 1996. G.I. Trucking's tonnage increased 19.2% for the three months ended September 30, 1997 from the same period in 1996. G.I.'s Trucking's operating ratio as reported to the D.O.T. was 96.9% for the third quarter of 1997 compared to 107.3% for the third quarter of 1996.

During 1996, ABF discontinued 12 of the regional distribution terminal operations that it had acquired through the ABF/Carolina merger. These closings, which occurred during the first two quarters of 1996, returned ABF to its historical terminal system configuration. This reconfiguration allowed ABF to gradually reduce its direct labor costs, improve its weight per trailer and reduce its empty miles. ABF's operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

ratio as reported to the D.O.T. was 93.2% in the third quarter of 1997 compared to 99.7% in the third quarter of 1996.

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

The decrease in operating supplies and expenses as a percent of revenue from the third quarter of 1996 to the third quarter of 1997 results from reduced fuel prices and savings from fuel economy, fleetwide. In addition, the disposal of revenue equipment to balance equipment needs to revenue levels throughout 1996 also resulted in decreased operating supplies and expenses, decreased operating taxes and licenses and decreased depreciation and amortization.

A decrease in depreciation and amortization also resulted from ABF's reconfiguration of its terminal system which allowed for improved asset utilization. Also, ABF increased its use of leased revenue equipment and outside alternate modes of transportation as reflected in the increase in rents and purchased transportation as a percent of revenue.

Insurance expense for ABF decreased as a percentage of revenue for the third quarter of 1997 as compared to the third quarter of 1996, reflecting better loss experience for loss and damage claims as well as better loss experience for bodily injury and property damage claims.

Truckload Motor Carrier Operations. The Company's truckload motor carrier operations are conducted through Cardinal.

On July 15, 1997, the Company announced the completion of the sale of Cardinal. See Note D to the unaudited consolidated financial statements.

INTERMODAL OPERATIONS. The Company's intermodal operations are conducted primarily by Clipper Worldwide.

Revenues from the intermodal operations for the three months ended September 30, 1997 totalled $47.6 million, an increase of 0.07% over the three months ended September 30, 1996, resulting from a 4.2% increase in revenues for the Clipper Group and a 10.0% decrease in revenues for CaroTrans. Throughout 1996, the Clipper Group experienced an increase in average weight per shipment, resulting in a decline in revenue per hundredweight without a proportionate reduction in cost per hundredweight, resulting in a decline in margins on higher revenues. During 1997, the Clipper Group has focused on smaller shipment sizes to improve margins. Average weight per shipment for the third quarter of 1997 was down 11.9% from the third quarter of 1996. During the quarter, the Clipper Group improved yields and decreased costs per shipment. Effective January 1, 1997, the Clipper Group implemented a 5.9% rate increase to help offset the reduction in revenue per hundredweight.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

CaroTrans expanded into some higher cost markets during 1996 and also experienced a shift in market mix to more full-container-load freight. Also, ocean container costs increased. CaroTrans recorded a charge in the third quarter of 1997 for $400,000 for the estimated cost of the consolidation of administrative offices and some sales locations with the Clipper Group. Each of these factors negatively impacted operating results for the quarter. The consolidation of administrative office and sales locations should increase the efficiency of Clipper Worldwide in the future. The decline in CaroTrans revenue was expected due to actions taken in late 1996 and early 1997 to enhance profitability.

TIRE OPERATIONS. Treadco's revenues for the three months ended September 30, 1997 increased 16.9% to $46.1 million from $39.5 million for the three months ended September 30, 1996. For the third quarter of 1997, "same store" sales increased 11.9% and "new store" sales increased 4.7%. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and three new sales locations. Revenues from retreading for the three months ended September 30, 1997 increased 17.0% when compared to the same period in 1996. Revenues from new tire sales increased 13.9% for the third quarter 1997 when compared to the same period in 1996. Service revenues for the 1997 third quarter increased 30.8%.

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

The decrease in cost of sales as a percent of revenue resulted primarily from lower tread rubber costs with Oliver and lower new-tire costs. The increase in selling, administrative, and general expenses resulted from several factors, including expenses related to employee insurance costs and bad debt expenses.

INTEREST. Interest expense was $5.2 million for three months ended September 30, 1997 compared to $7.7 million for three months ended September 30, 1996 primarily due to a reduction of outstanding debt, although lower interest rates also impacted interest cost.

INCOME TAXES. The difference between the effective tax rate for 1997 and the federal statutory rate resulted from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses. In addition, income tax expense for the third quarter of 1997 exceeds the expected amount because of $3.5 million of taxes attributable to a lower tax basis than accounting basis in Cardinal. The basis difference resulted from goodwill of approximately $9.5 million allocated to Cardinal as a result of purchase accounting for the 1995 WorldWay acquisition, which included Cardinal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Consolidated revenues from continuing operations of the Company for the nine months ended September 30, 1997 were $1,244 million compared to $1,203 million for the nine months ended September 30, 1996. The Company had an operating profit from continuing operations of $50.6 million (segment basis) for the nine months ended September 30, 1997 compared to an operating loss from continuing operations of $17.5 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, the Company had income from continuing operations of $16.1 million or $0.65 per share, compared to a loss from continuing operations of $25.2 million, or $1.45 per share for the nine months ended September 30, 1996. The Company had net income of $10.5 million, or $.36 per common share, compared to a net loss of $26.8 million, or a loss of $1.54 per common share, for the nine months ended September 30, 1996.

Earnings per common share for the nine months ended September 30, 1997 and 1996 give consideration to preferred stock dividends of $3.3 million. Average common shares outstanding for the nine months ended September 30, 1997 and September 30, 1996 were 19.7 and 19.5 million, respectively. Outstanding shares for each period do not assume conversion of preferred stock to common shares, because conversion would be anti-dilutive for these periods.

MOTOR CARRIER OPERATIONS.

Less-Than-Truckload Motor Carrier Operations. The Company's LTL motor carrier operations are conducted by ABF and G.I. Trucking.

Revenues from the LTL motor carrier operations segment for the nine months ended September 30, 1997 were $937 million, with an operating profit (segment basis) of $42.1 million compared to $900 million of revenue and an operating loss of $15.9 million for the nine months ended September 30, 1996.

For the nine months ended September 30, 1997, ABF accounted for 91% of LTL revenues. ABF's revenue increased 2.4% for the nine months ended September 30, 1997 compared to the same period in 1996. ABF's revenue per hundredweight increased to $17.28 for the nine months ended September 30, 1997, a 7.3% increase from the first nine months of 1996. This increase was offset by a decrease in tonnage resulting from ABF's emphasis on account profitability. ABF's 1997 tonnage per day for the nine months ended September 30, 1997 decreased 5.0% from the same period in 1996.

The LTL revenue increase for the nine months ended September 30, 1997 can also be attributed to G.I. Trucking's revenue increasing 30.2% over the nine months ended September 30, 1996. G.I. Trucking has continued to replace revenues lost as a result of the ABF/Carolina Freight Carriers merger in September 1995. The UPS stoppage accounted for an estimated 2.5% of G.I.Trucking's increased revenues. G.I.Trucking's revenue per hundredweight increased to $10.41, a 2.4% increase from the nine months of 1996. G.I.Trucking's tonnage increased 27.1% for the nine months ended September 30, 1997 from the same period in 1996. G.I. Trucking's operating ratio as reported to the D.O.T. was 99.1% for the nine months ended September 30, 1997 compared to 109.6% for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

During 1996, ABF discontinued 12 of the regional distribution terminal operations that it had acquired through the ABF/Carolina merger. These closings, which occurred during the first two quarters of 1996, returned ABF to its historical terminal system configuration. This reconfiguration allowed ABF to gradually reduce its direct labor costs, improve its weight per trailer and reduce its empty miles. ABF's operating ratio as reported to the D.O.T. was 94.3% for the nine months ended September 30, 1997 compared to 101.3% for the same period in 1996.

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

The decrease in operating supplies and expenses as a percent of revenue from the third quarter of 1996 to the third quarter of 1997 was due in part to fewer miles traveled by company-owned revenue equipment which resulted in decreased maintenance and fuel expenses. Decreases in fuel prices and better fuel economy fleetwide also decreased operating supplies and expenses. In addition, the disposal of revenue equipment to balance equipment needs to revenue levels throughout 1996 also resulted in decreased operating supplies and expenses, decreased operating taxes and licenses and decreased depreciation and amortization.

A decrease in depreciation and amortization also resulted from ABF's reconfiguration of its terminal system which allowed for improved asset utilization. Also, ABF increased its use of leased revenue equipment and outside alternate modes of transportation as reflected in the increase in rents and purchased transportation as a percent of revenue.

Truckload Motor Carrier Operations. The Company's truckload motor carrier operations are conducted through Cardinal.

On July 15, 1997 the Company announced the completion of the sale of Cardinal. See Note D of the unaudited consolidated financial statements.

INTERMODAL OPERATIONS. The Company's intermodal operations are conducted primarily through Clipper Worldwide.

Revenues from the intermodal operations segment for the nine months ended September 30, 1997 increased 4.9% over the nine months ended September 30, 1996, resulting from an 8.5% increase in revenues for the Clipper Group and a 3.7% decrease in revenues for CaroTrans. Throughout 1996, the Clipper Group experienced an increase in average weight per shipment, resulting in a decline in revenue per hundredweight without a proportionate reduction in cost per hundredweight, resulting in a decline in margins on higher revenues. The Clipper Group has focused on smaller shipment sizes to improve the margins. During the nine months of 1997, the Clipper Group improved yields and decreased costs per shipment when compared to the nine months of 1996. Effective January 1, 1997, the Clipper Group implemented a 5.9% rate increase to help offset the reduction in revenue per hundredweight.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

CaroTrans expanded into some higher cost markets during 1996 and also experienced a shift in market mix to more full-container-load freight. Also, ocean container costs increased. CaroTrans recorded a charge of $400,000 in 1997 relating to the consolidation of administrative offices and some sales locations with the Clipper Group. Each of these factors negatively impacted operating results. The consolidation of administrative office and some sales locations should increase the efficiency of Clipper Worldwide in the future. The decline in revenue for CaroTrans was expected due to actions taken in late 1996 and early 1997 to enhance profitability.

TIRE OPERATIONS. Treadco's revenues for the nine months ended September 30, 1997 increased 11.9% to $119.2 million from $106.6 million for the nine months ended September 30, 1996. For the first nine months of 1997, "same store" sales increased 5.0% and "new store" sales increased 6.8%. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new production facility and three new sales locations. Revenues from retreading for the nine months ended September 30, 1997 increased 7.2% when compared to the same period in 1996. Revenues from new tire sales increased 13.4% for the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. Service revenues for the first nine months of 1997 increased 25.3%.

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

The decrease in cost of sales as a percent of revenue resulted primarily from lower tread rubber costs with Oliver. The increase in selling, administrative, and general expenses resulted from several factors, including salaries and wage expense increases for employees added for new locations, cost-of-living raises, and employee insurance costs and bad debt expense.

INTEREST. Interest expense was $19.1 million for nine months ended September 30, 1997 compared to $22.5 million for nine months ended September 30, 1996 primarily due to a reduction of outstanding debt.

INCOME TAXES. The difference between the effective tax rate for 1997 and the federal statutory rate resulted from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses. In addition, income tax expense for the third quarter of 1997 exceeds the expected amount because of $3.5 million of taxes attributable to a lower tax basis than accounting basis in Cardinal. The basis difference resulted from goodwill of approximately $9.5 million allocated to Cardinal as a result of purchase accounting for the 1995 WorldWay acquisition, which included Cardinal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1997 was $60.9 million compared to net cash used of $1.5 million for the nine months ended September 30, 1996. The increase is due primarily to the improvement in operating results and net income for 1997. In addition to cash provided by operations, sale of excess property and equipment provided cash of $31.7 million and the sale of Cardinal Freight and Complete Logistics provided cash of $38.9 million for the nine months ended September 30, 1997.

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

At September 30, 1997, there were $128.1 million of Revolver Advances and approximately $46.0 million of letters of credit outstanding. Net proceeds from the Cardinal sale of approximately $35 million were used to pay the term loan in full on July 15, 1997, with the remaining proceeds paid on the Revolver Advances. Net proceeds of $2.5 million from the Complete Logistics sale were used to pay on the Revolver Advances on August 8, 1997.

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

At September 30, 1997, the Company had approximately $101 million of availability under the Credit Agreement. Concurrent with the closing of the sale of Cardinal on July 15, 1997, the Company and its banks agreed to a second amendment to the Credit Agreement, the primary effect of which was to extend the maturity from August 1998 to August 1999.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to $20 million.

The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests. The Treadco Credit Agreement was amended and restated on September 30, 1997, primarily to extend the termination date, to revise certain financial covenants and to revise Treadco's interest rate on advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              Exhibit 11 - Statement Re: Computation of Earnings Per Share.
              Exhibit 27 - Financial Data Schedule.

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

                                               ARKANSAS BEST CORPORATION
                                                     (Registrant)

Date:   November 8, 1997                       s/ David E. Loeffler
                                               --------------------------------
                                               David E. Loeffler
                                               Vice President-Treasurer, Chief
                                               Financial Officer and Principal
                                               Accounting Officer

                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION

The following exhibits are filed with this report.

EXHIBIT
  NO.

   11       Statement Re: Computation of Earnings per Share

   27       Financial Data Schedule