Form 10-K405
period 1997-12-31
ARKANSAS BEST CORP /DE/
filed 1998-03-27
CIK 894405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year December 31, 1997.

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from _______ to _______.

Commission file number 0-19969

                            ARKANSAS BEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                    71-0673405
    -------------------------------                    ------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

 3801 Old Greenwood Road, Fort Smith,                        72903
               Arkansas                                ------------------
---------------------------------------                    (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code 501-785-6000
                                                           ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                              --------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
    Title of each class                                   on which registered
--------------------------                              ------------------------
  Common Stock, $.01 Par Value ......................... Nasdaq Stock Market/NMS
  $2.875 Series A Cumulative Convertible
  exchangeable Preferred Stock, $.01 Par Value ......... Nasdaq Stock Market/NMS

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 1998, was $189,718,875.

The number of shares of Common Stock, $.01 par value, outstanding as of February 27, 1998, was 19,607,213.

Documents incorporated by reference into the Form 10-K

1) The following sections of the 1997 Annual Report to Stockholders:
     - Market and Dividend Information
     - Selected Financial Data
     - Management's Discussion and Analysis of Financial Condition and Results of Operations
     - Consolidated Financial Statements

2)   Proxy Statement for the Annual Stockholder's meeting to be held May 7, 1998

                           ARKANSAS BEST CORPORATION
                                   FORM 10-K

                               TABLE OF CONTENTS

   ITEM                                                                                                 PAGE
   NUMBER                                                                                              NUMBER


                                                    PART I

Item 1.       Business ...........................................................................          3
Item 2.       Properties .........................................................................         12
Item 3.       Legal Proceedings ..................................................................         12
Item 4.       Submission of Matters to a Vote of Security Holders ................................         12


                                                    PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ..............         13
Item 6.       Selected Financial Data ............................................................         13
Item 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations .........................................................         13
Item 8.       Financial Statements and Supplementary Data ........................................         13
Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ...............................................         13


                                                   PART III

Item 10.      Directors and Executive Officers of the Registrant .................................         14
Item 11.      Executive Compensation .............................................................         14
Item 12.      Security Ownership of Certain Beneficial Owners and Management .....................         14
Item 13.      Certain Relationships and Related Transactions .....................................         14


                                                    PART IV

Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K ....................         15


                                     PART I


Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Arkansas Best Corporation's (the "Company") actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business."

ITEM 1.       BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

The Company is a diversified holding company located in Fort Smith, Arkansas. Through its motor carrier subsidiaries, Arkansas Best provides national and regional transportation of general commodities. The Company's intermodal subsidiaries offer domestic and international freight services, utilizing a variety of transportation modes including over-the-road, rail, ocean and air. A 46%-owned subsidiary provides truck tire retreading and new truck tire sales.

The Company's principal subsidiaries are ABF Freight System, Inc. ("ABF"); Treadco, Inc. ("Treadco"); Clipper Exxpress Company, CaroTrans International, Inc. ("Clipper Worldwide") and related companies (collectively "Clipper Group");
G. I. Trucking Company ("G.I. Trucking"); Fleetnet America, Inc. (formerly Carolina Breakdown Service, Inc.); and, until July 15, 1997, Cardinal Freight Carriers, Inc. ("Cardinal").

HISTORICAL BACKGROUND

The Company was publicly owned from 1969 until 1988, when it was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P. ("Kelso").

In 1992, the Company completed an initial public offering of Common Stock par value $.01 (the "Common Stock"). The Company also repurchased substantially all the remaining shares of Common Stock beneficially owned by Kelso, thus ending Kelso's investment in the Company.

In 1993, the Company completed a public offering of 1,495,000 shares of preferred stock ("Preferred Stock").

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in "Note P - Business Segment Data" appearing on page 37 of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, and is incorporated herein by reference under
Item 14.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

The Company operates in three defined business segments: 1) Motor carrier, which includes primarily less-than-truckload (LTL) operations conducted by ABF and G.I. Trucking, and truckload operations which were conducted primarily by Cardinal, which was sold in July, 1997; 2) Intermodal operations, which includes the Clipper Group, including CaroTrans; and 3) Tire operations which includes the operations of Treadco.

ACQUISITION

In August, 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased all of the outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a price of $11 per share (the "Acquisition"). The total purchase price of Worldway amounted to approximately $76 million. WorldWay was a publicly-held transportation Company with LTL, truckload and logistics operations.

DISCONTINUED OPERATIONS

As of June 30, 1997 and prior periods since 1995, the Company was engaged in providing logistics services, including warehousing and distribution, through two wholly owned subsidiaries, The Complete Logistics Company ("CLC") and Integrated Distribution, Inc. ("IDI"). CLC was sold on August 8, 1997. In September, 1997, the Company completed a formal plan to exit the logistics segment by disposing of IDI. The Company closed the sale of IDI on October 31, 1997.

EMPLOYEES

At December 31, 1997, the Company and its subsidiaries had a total of 14,757 employees of which approximately 67% are members of a labor union.

MOTOR CARRIER OPERATIONS

LESS-THAN-TRUCKLOAD MOTOR CARRIER OPERATIONS

GENERAL

The Company's LTL motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine") (collectively the "ABF Group") and G.I. Trucking Company ("G.I. Trucking").

LTL carriers offer services to shippers transporting a wide variety of large and small shipments to geographically dispersed destinations. LTL carriers pick up small shipments throughout the vicinity of a local terminal and consolidate them at the terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. Shipments from various locations can be reconsolidated for transportation to distant destinations, other distribution centers or local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailerload. A trailer is then dispatched to that destination without the freight having to be rehandled.

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

The trucking industry, including the Company's LTL motor carrier subsidiaries, is directly affected by the state of the overall economy. The trucking industry faces rising costs including government regulations on safety, maintenance and fuel economy. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.

ABF FREIGHT SYSTEM, INC.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF currently accounts for approximately 69% of the Company's consolidated revenues and 91% of LTL operations revenue. ABF is the fourth largest LTL motor carrier in the United States, based on revenues for 1997 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.5% of the cities in the United States having a population of 25,000 or more. The ABF Group provides interstate and intrastate direct service to more than 39,000 points through 311 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1997, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 9% of ABF's revenues.

Employees

At December 31, 1997, ABF employed 11,877 persons. Employee compensation and related costs are the largest components of LTL motor carrier operating expenses. In 1997, such costs amounted to 61.1% of LTL operations revenues. Approximately 80% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"), which expires March 31, 1998. On February 9, 1998, a tentative settlement on a new five-year collective bargaining agreement was reached with the IBT. The tentative settlement is subject to ratification by the IBT membership. Under the National Agreement, employee wages and benefits have increased an average of 3.3%, 3.8% and 3.9% annually during 1995, 1996 and 1997, respectively. The increases in wages and benefits associated with the 1998 agreement are expected to have a somewhat lesser impact on the annual cost for salaries, wages and benefits in 1998 and the remaining term on the contract, than the previous agreement had on an annual basis. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans.

Four of the five largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Non-union companies typically pay employees less than union companies. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

Insurance and Safety

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, auto liability, property damage and bodily injury and workers' compensation. The Company's motor carrier subsidiaries are effectively self-insured for the first $100,000 of each cargo loss, $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss, plus an aggregate of $750,000 of auto liability losses between $200,000 and $500,000. The Company maintains insurance adequate to cover losses in excess of such amounts. The Company has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates for its motor carrier industry segment.

G.I. TRUCKING COMPANY

Headquartered in LaMirada, California, G. I. Trucking is a non-union regional LTL motor carrier. G.I. Trucking offers one to three-day regional service through 73 service centers in 15 western states including Hawaii and Alaska. G.I. Trucking accounted for approximately 6% of the Company's consolidated revenues and 8% of LTL operations revenue.

Transcontinental service is provided through a partnership with three other regional carriers through six major hub terminals located throughout the Midwest and the East Coast. Customer service is enhanced through EDI communications between the partners.

G.I. Trucking's linehaul structure utilizes company solo drivers, company sleeper teams, contract carriers and one-way carriers, providing flexibility in maintaining customer service and lane balance. G.I. Trucking's family of electronic services include EDI information, customer FAX capabilities, tracing, rating and reporting interface.

TRUCKLOAD MOTOR CARRIER OPERATIONS

The Company's truckload motor carrier operations were conducted primarily through Cardinal. On July 15, 1997, the Company closed the sale of Cardinal.

INTERMODAL OPERATIONS

GENERAL

The Company's intermodal operations are conducted through Clipper Group, headquartered in Lemont, Illinois. The Clipper Group's 1997 revenues accounted for approximately 12% of the Company's consolidated revenues for 1997. The Clipper Group operates in three business units: Clipper LTL, Clipper Freight Management ("CFM") and Clipper Worldwide. Clipper Group offers domestic and international freight services, utilizing a variety of transportation modes including over-the-road, rail, ocean and air. Clipper Group links a domestic rail intermodal network with a strong ocean intermodal network.

COMPETITION, PRICING AND INDUSTRY FACTORS

The Clipper Group operates in a highly competitive environment. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. The Company's intermodal operations compete with other intermodal operations, freight forwarders, railroads and airlines, as well as with other national and regional LTL and truckload motor carrier operations.

Intermodal operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger in the months of September and October. Freight shipments, operating costs and earnings are also affected by inclement weather. The reliability of rail services, a critical component of Clipper's ability to provide service to its customers, has recently become a significant problem. The result for Clipper has been lost revenue as well as higher operating costs.

CLIPPER LTL

Clipper LTL operates primarily through Clipper Exxpress Company ("Clipper Exxpress"). which is the Company's largest intermodal operations subsidiary, accounting for approximately 57% of the Company's intermodal operations revenues during 1997. Clipper Exxpress is one of the largest consolidators and forwarders of LTL shipments in the United States.

Clipper LTL's collection and distribution network consists of 38 geographically dispersed locations throughout the United States. Clipper LTL's selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 34% of Clipper's LTL revenue. Virtually all of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by agents, Clipper LTL has an operations and customer service staff located at or near the agent's terminal to monitor service levels and provide an interface between customers and agents.

CFM

CFM provides services through Agricultural Express of America, Inc. (d/b/a/ Clipper Controlled Logistics), Agile Freight System, Inc. (d/b/a Clipper Highway Services), and partially through Clipper Exxpress Company.

CFM provides an extensive list of transportation services such as intermodal and truck brokerage, warehousing, consolidation, transloading, repacking, and other ancillary services. As an intermodal marketing operation, CFM arranges for loads to be picked up by a drayage company, tenders them to a railroad, and then arranges for a drayage company to deliver the shipment on the other end of the move. CFM's role in this process is to select the most cost-effective means to provide quality service, and to expedite movement of the loads at various interface points to ensure seamless door-to-door transportation.

Clipper Controlled Logistics provides high quality, temperature-controlled intermodal service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. At December 31, 1997, Clipper Controlled Logistics owns or leases 470 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper Controlled Logistics is able to generate on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight.

Clipper Highway Services is a non-asset intensive, premium service, long-haul truckload carrier that primarily utilizes two-person driver teams provided by owner-operators. Clipper Highway Services provides "near airfreight" truckload service in tightly focused long-haul lanes that originate or terminate near a Clipper LTL market. Clipper Highway Services moves full truckloads of consolidated LTL shipments for Clipper LTL, as well as other shippers.

CLIPPER WORLDWIDE

Clipper Worldwide offers services through CaroTrans International, Inc. ("CaroTrans") and partially through Clipper Exxpress Company. CaroTrans is a neutral, non-vessel operating common carrier ("NVOCC"), providing import and export, door-to-door and door-to-port service to more than 140 countries with 225 ports of discharge. CaroTrans is one of the largest NVOCC's in the world, offering more destinations by a "master loader" than any other NVOCC.

Overseas, Clipper Worldwide is recognized as a leader in international transportation between North America and many worldwide destinations. Clipper Worldwide maintains offices in Rotterdam, Holland; London and Liverpool, United Kingdom; Singapore and San Juan. These strategically located offices direct the operations and sales activities of the carefully selected agents within its geographic region.

TIRE OPERATIONS

GENERAL

The Company's tire operations are conducted by Treadco, Inc. a 46% owned subsidiary. Treadco is the nation's largest independent tire retreader for the trucking industry and the fourth largest commercial truck tire dealer. Treadco's revenues currently account for approximately 10% of the Company's consolidated revenues.

COMPETITION, PRICING AND INDUSTRY FACTORS

The trucking industry faces rising costs including government regulations on safety, maintenance and fuel economy. As a result, trucking companies continually seek ways to obtain more mileage from new tires and less expensive ways to replace old tires. Retreading tires is significantly less expensive than buying new tires. The retread tire market is highly competitive. Historically, Treadco was a Bandag Incorporated ("Bandag") franchisee and competed primarily against smaller independent dealers in a highly fragmented market. Following the termination of the Bandag franchise agreements in 1996, Treadco has seen increased competition as Bandag has granted additional franchises in some locations currently being served by Treadco. This new competition has led to increased pricing pressures in the marketplace. Bandag also continues to target Treadco's customers which has caused the loss of a substantial amount of national account business. Treadco's ability to offer excellent service to its niche market customers, competitive pricing, central administration and purchasing for its production facilities appeal to fleet customers and enables Treadco to compete effectively against these dealers.

The new truck tire business is also highly competitive and includes various manufacturers, dealers and retailers. Generally, demand for new truck tires is closely related to the strength of regional and, ultimately national economies.

Treadco experiences reduced demand for retreads and new truck tires in the winter months due to more difficult driving and tire maintenance conditions resulting from the inclement weather. Treadco's operations are somewhat seasonal, with the last six months of the calendar year generally having the highest sales.

TREADCO, INC.

Treadco, Inc. uses the precure process to retread tires at the vast majority of its locations. The precure process uses a specific tread design measured from strips of tread rubber, cut and applied to the casing. A flexible rubber envelope then seals each tire which is placed in a bonding chamber. Air pressure in the chamber creates uniform force, applying pressure on all points of the tire. The tread is bonded to the casing by using a combination of heat and air pressure to cure the encased tire in the bonding chamber.

The principal raw material in manufacturing retreaded truck tires is synthetic rubber, which is comprised of styrene and butadiene, both petroleum derivatives. Thus, the commodity price of oil directly affects the price of the Company's principal raw materials. However, because retreading uses roughly one-third of the amount of oil that the manufacture of new tires requires, retreads maintain a competitive price advantage in comparison to new tires, particularly when oil prices increase.

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

On February 1, 1996, Treadco gained Bridgestone certification to produce and sell ONCOR remanufactured tires at its St. Louis (MO) production facility, which is a mold cure process facility. This is the first plant in the United States using Bridgestone's "ONCOR Tread Renewal System." However, the Bridgestone mold cure process has been used for many years outside the United States, predominately in Japan.

Treadco's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. None of Treadco's customers for retreads and new tires, including ABF or other affiliates, represent more than 3% of Treadco's revenues for 1997.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries store some fuel for trucks and tractors in 114 underground tanks located in 30 states. The Company believes that it is in substantial compliance with applicable environmental laws and regulations and is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company's competitive position, operations or financial condition.

The Company has in place policies and methods designed to conform with these regulations. The Company estimates that capital expenditures for upgrading underground tank systems and costs associated with cleaning activities for 1998 will not be material.

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

Treadco is affected by a number of governmental regulations relating to the development, production and sale of retreaded and new tires, the raw materials used to manufacture such products (including petroleum, styrene and butadiene), and to environmental and safety matters. In addition, the retreading process creates rubber particulate, or "dust," which requires gathering and disposal, and Treadco disposes of used and nonretreadable tire casings, both of which require compliance with environmental and disposal laws. In some situations, Treadco could be liable for disposal problems, even if the situation resulted from previous conduct of Treadco that was lawful at the time or from improper conduct of, or conditions caused by, persons engaged by Treadco to dispose of particulate and discarded casings. Such cleanup costs or costs associated with compliance with environmental laws applicable to the tire retreading process could be substantial and have a material adverse effect on Treadco's financial condition. Treadco believes that it is in substantial compliance with all laws applicable to such operations, however, and is not aware of any situation or condition that could reasonably be expected to have a material adverse effect on Treadco's operations or financial condition.

As of December 31, 1997, the Company has accrued approximately $3.1 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability and has not been reduced by any future recoveries from insurance or other sources unless such recovery is assured. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

ITEM 2.     PROPERTIES

The Company owns its executive offices in Fort Smith, Arkansas.

LTL MOTOR CARRIER OPERATIONS SEGMENT

The ABF Group currently operates out of 311 terminal facilities of which it owns 78, leases 53 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:


                                                              No. of Doors         Square Footage
                                                              ------------         --------------
Owned:
        Dayton, Ohio                                              315                  218,000
        Ellenwood, Georgia                                        228                  109,845
        South Chicago, Illinois                                   228                  109,650
        Carlisle, Pennsylvania (two structures)                   241                   82,960
        Dallas, Texas                                             108                   72,500

Leased from affiliate, Transport Realty:
        North Little Rock, Arkansas                               195                   82,050
        Winston-Salem, North Carolina                             150                   95,700
        Pico Rivera, California                                    94                   22,500

G.I. Trucking currently operates out of 72 terminal facilities of which 30 are company operated and 42 are agent terminals. G. I. Trucking owns 10 facilities, leases two facilities from an affiliate and the remainder of the service centers are leased from non-affiliates.

INTERMODAL OPERATIONS SEGMENT

Clipper Group operates from 38 locations, geographically dispersed throughout the United States and from five international locations. Clipper Group leases all of its facilities.

TIRE OPERATIONS SEGMENT

Treadco currently operates from 55 locations. Treadco owns 16 production and 6 sales facilities and leases the remainder from non-affiliates.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1997.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The information set forth under the Caption "Market and Dividend Information" on page 5 of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

ITEM 6.     SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 4 of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 6 through 15 of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, is incorporated by reference under Item 14 herein.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing on pages 17 through 40 of the registrant's Annual Report to Stockholders for the year ended December 31, 1997, are incorporated by reference under Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission ("Definitive Proxy Statement"), set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Options/SAR Grants Table," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plan," "Employment Contracts and Termination of Employment and Change in Control Arrangements" and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's Definitive Proxy Statement, set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Stockholders and Management Ownership" in the Company's Definitive Proxy Statement sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held on May 7, 1998, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

The following information appearing in the 1997 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                            Page

Selected Financial Data                                        4
Market and Dividend Information                                5
Financial Condition and Results of Operations             6 - 15
Consolidated Financial Statements                        17 - 40
Report of Independent Auditors                                17
Quarterly Financial Information                               40

With the exception of the aforementioned information, the 1997 Annual Report to Stockholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Stockholders.

(a)(2)  FINANCIAL STATEMENT SCHEDULES


                                                                  Page
For the years ended December 31, 1997, 1996 and 1995:
Schedule II - Valuation and Qualifying Accounts                    18

Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)  EXHIBITS

The exhibits filed with this report are listed in the Exhibit Index which is submitted as a separate section of this report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -- Continued

(b)     REPORTS ON FORM 8-K

        None

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

                                         ARKANSAS BEST CORPORATION

                                         BY:/s/ David E. Loeffler
                                            ------------------------------------
                                                David E. Loeffler
                                                Vice President - Chief Financial
                                                  Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                        Title                                     Date
     ---------                                        -----                                     ----

/s/William A. Marquard                  Chairman of the Board, Director                        3/23/98
---------------------------------                                                       ------------------------
William A. Marquard



/s/Robert A. Young, III                 Director, Chief Executive Officer                      3/24/98
---------------------------------       and President (Principal                        ------------------------
Robert A. Young, III                    Executive Officer)


/s/David E. Loeffler                    Vice President - Chief Financial Officer               3/24/98
---------------------------------       and Treasurer                                   ------------------------
David E. Loeffler


/s/Frank Edelstein                      Director                                               3/19/98
---------------------------------                                                       ------------------------
Frank Edelstein


/s/Arthur J. Fritz                      Director                                               3/19/98
---------------------------------                                                       ------------------------
Arthur J. Fritz


/s/John H. Morris                       Director                                               3/23/98
---------------------------------                                                       ------------------------
John H. Morris


/s/Alan J. Zakon                        Director                                               3/20/98
---------------------------------                                                       ------------------------
Alan J. Zakon




                                                                SCHEDULE II
                                             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                         ARKANSAS BEST CORPORATION


          COLUMN A                              COLUMN B        COLUMN C          COLUMN D          COLUMN E          COLUMN F
----------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                                        ---------
                                               BALANCE AT      CHARGED TO        CHARGED TO
                                               BEGINNING       COSTS AND       OTHER ACCOUNTS      DEDUCTIONS -      BALANCE AT
          DESCRIPTION                          OF PERIOD        EXPENSES          DESCRIBE           DESCRIBE       END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1997:
     Deducted from asset accounts:
          Allowance for doubtful                                                                   $    7,926(B)
           accounts receivable..............   $    5,077      $    7,245       $    3,270(A)              63(E)     $     7,603
==================================================================================================================================

Year Ended December 31, 1996:
     Deducted from asset accounts:
          Allowance for doubtful                                                                   $   l7,755(B)
           accounts receivable..............   $   19,166      $    8,408       $    3,932(A)           8,674(D)     $     5,077
==================================================================================================================================

Year Ended December 31, 1995:
     Deducted from asset accounts:
          Allowance for doubtful                                                $    1,414(A)
           accounts receivable .............   $    2,818      $    4,139           20,606(C)      $    9,811(B)     $    19,166
==================================================================================================================================


Note A - Recoveries of amounts previously written off.
Note B - Uncollectible accounts written off.
Note C - The allowance for doubtful accounts of WorldWay as of date of acquisition.
Note D - Adjustment to WorldWay balance at date of acquisition.
Note E - The allowance for doubtful accounts for Cardinal Freight Carriers as of the date of sale.

NOTE: ALL INFORMATION REFLECTED IN THE ABOVE TABLE HAS BEEN RESTATED TO EXCLUDE VALUATION ALLOWANCES OF DISCONTINUED OPERATIONS.

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

  10.4*     First Amendment dated as of January 31, 1997 to the $346,971,321
            Amended and Restated Credit Agreement dated as of February 21, 1996, among the Company as Borrower, Societe Generale, Southwest Agency as
            Managing Agent and Administrative Agent, NationsBank of Texas, N.A.
            as Documentation Agent and the Banks named herein as the Banks
            (previously filed as Exhibit 10.1 to the Company's Current Report on
            Form 8-K, filed with the Commission on February 27, 1997, Commission
            File No. 0-19969, and incorporated herein by reference).


                             FORM 10-K -- ITEM 14(c)
                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION
                                   (Continued)

EXHIBIT
  NO.


10.5*       $30,000,000 Credit Agreement dated as of February 21, 1996 among the
            Company as Borrower, Societe Generale, Southwest Agency as Agent, and the Banks named herein as the Banks (previously filed as Exhibit
            99.2 to the Company's Current Report on Form 8-K, filed with the Commission on February 28, 1996, Commission File No. 0-19969, and incorporated herein by reference).

10.6*       First Amendment dated as of January 31, 1997 to the $30,000,000
            Credit Agreement dated as of February 21, 1996 among the Company as Borrower, Societe Generale, Southwest Agency as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on
            February 27, 1997, Commission File No. 0-19969, and incorporated herein by reference).

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

10.9* Second Amendment, dated July 15, 1997, to the $346,971,312 Amended and Restated Credit Agreement among the Company as Borrower, Societe
            Generale, Southwest Agency as Managing Agent and Administrative
            Agent, NationsBank of Texas, N.A., as Documentation Agent, and the
            Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company's current Report on Form 8-K, filed with the Commission on August 1, 1997, Commission File No. 0-19969, and incorporated herein by reference).


13          1997 Annual Report to Stockholders

21          List of Subsidiary Corporations

23          Consent of Ernst & Young LLP, Independent Auditors

27.1        Financial Data Schedule

27.2        Restated 3/31/97

27.3        Restated 6/30/97

27.4        Restated 9/30/97

27.5        Restated 3/31/96

27.6        Restated 6/30/96

27.7        Restated 9/30/96

27.8        Restated 12/31/96

27.9        Restated 12/31/95
------------------------

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.
#   Designates a compensation plan for Directors or Executive Officers.