Form 10-Q
period 1998-03-31
ARKANSAS BEST CORP /DE/
filed 1998-05-13
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended   March 31, 1998
                            ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ____________ to ____________

        Commission file number  0-19969
                                -------

                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  6711                                 71-0673405
-------------------------------------    ------------------------------------    ---------------------------------------
    (State or other jurisdiction of           (Primary Standard Industrial                    (I.R.S. Employer
     incorporation or organization)             Classification Code No.)                     Identification No.)


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (501) 785-6000
            --------------------------------------------------------
                   (Address, including zip code, and telephone
                number, including area code, of the registrant's
                          principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                               Outstanding at April 30, 1998
---------------------------------------------------           ---------------------------------------------------
           Common Stock, $.01 par value                                         19,610,213 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets --
                       March 31, 1998 and December 31, 1997 ..................................................        3

                    Consolidated Statements of Operations --
                      For the Three Months Ended March 31, 1998 and 1997 .....................................        5

                    Consolidated Statements of Shareholders' Equity
                      For the Three Months Ended March 31, 1998  .............................................        7

                    Condensed Consolidated Statements of Cash Flows --
                      For the Three Months Ended March 31, 1998 and 1997 .....................................        8

                    Notes to Consolidated Financial Statements - March 31, 1998 ..............................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       15

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       22

     Item 2.        Changes in Securities ....................................................................       22

     Item 3.        Defaults Upon Senior Securities ..........................................................       22

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       22

     Item 5.        Other Information ........................................................................       22

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       22

SIGNATURES               .....................................................................................       23

EXHIBITS

     10.1           Schedule and Confirmation Pertaining to the Interest-Rate Swap Agreement
                    Dated February 23, 1998. .................................................................       24

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          MARCH 31            DECEMBER 31
                                                                                            1998                 1997
                                                                                     ---------------       ---------------
                                                                                         (UNAUDITED)             NOTE

ASSETS

CURRENT ASSETS
   Cash and cash equivalents....................................................     $        (4,018)      $         7,203
   Trade receivables less allowances
      1998 -- $7,568,000; 1997--$7,603,000).....................................             167,509               175,693
   Inventories..................................................................              31,195                30,685
   Prepaid expenses ............................................................              14,505                14,456
   Deferred income taxes .......................................................               5,590                 5,584
   Other .......................................................................               3,346                 3,275
--------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS .....................................................             218,127               236,896


PROPERTY, PLANT AND EQUIPMENT
   Land and structures .........................................................             213,025               212,847
   Revenue equipment ...........................................................             218,657               207,471
   Manufacturing equipment .....................................................              17,119                18,891
   Service, office and other equipment .........................................              66,217                64,598
   Leasehold improvements ......................................................               7,240                 7,281
--------------------------------------------------------------------------------------------------------------------------
                                                                                             522,258               511,088
   Less allowances for depreciation and amortization ...........................            (231,491)             (225,733)
--------------------------------------------------------------------------------------------------------------------------
                                                                                             290,767               285,355

OTHER ASSETS ...................................................................              42,007                41,999

ASSETS HELD FOR SALE ...........................................................               2,623                 3,342

GOODWILL, less amortization (1998 -- $ 32,975,000
      1997 -- $31,867,000) .....................................................             129,639               130,747
--------------------------------------------------------------------------------------------------------------------------
                                                                                     $       683,163       $       698,339
==========================================================================================================================

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          MARCH 31            DECEMBER 31
                                                                                            1998                 1997
                                                                                     ---------------       ---------------
                                                                                         (UNAUDITED)             NOTE

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft ..............................................................     $             -         $      13,801
   Bank drafts payable .........................................................               1,415                 1,172
   Trade accounts payable ......................................................              76,896                77,403
   Accrued expenses.............................................................             155,796               157,622
   Federal and state income taxes...............................................               1,671                 1,222
   Current portion of long-term debt ...........................................              16,106                16,484
--------------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES ................................................             251,884               267,704

LONG-TERM DEBT, less current portion ...........................................             200,424               202,604

OTHER LIABILITIES ..............................................................              21,605                21,921

DEFERRED INCOME TAXES ..........................................................              25,448                24,448

MINORITY INTEREST ..............................................................              31,990                32,600

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ..................................                  15                    15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 1998:  19,610,213 shares;
      1997:  19,596,213 shares .................................................                 196                   196
   Additional paid-in capital ..................................................             193,117               192,910
   Retained earnings (deficit) .................................................             (41,516)              (44,059)
--------------------------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY ...............................................             151,812               149,062

COMMITMENTS AND CONTINGENCIES ..................................................
--------------------------------------------------------------------------------------------------------------------------
                                                                                     $       683,163         $     698,339
==========================================================================================================================

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                               1998               1997
                                                                                          --------------     -------------
                                                                                                     (UNAUDITED)
                                                                                        ($ thousands, except per share data)

OPERATING REVENUES
   LTL motor carrier operations ..................................................        $      308,754     $     296,535
   Truckload motor carrier operations ............................................                     -            19,021
   Intermodal operations .........................................................                39,059            44,789
   Tire operations ...............................................................                37,067            32,094
   Service and other .............................................................                 3,027             2,174
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 387,907           394,613
--------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES AND COSTS
   LTL motor carrier operations ..................................................               296,079           285,086
   Truckload motor carrier operations ............................................                     -            18,490
   Intermodal operations .........................................................                39,600            45,223
   Tire operations ...............................................................                37,679            34,638
   Service and other .............................................................                 3,313             2,226
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 376,671           385,663
--------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME .................................................................                11,236             8,950

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property
      and non-revenue equipment ..................................................                   592              (694)
   Interest expense ..............................................................                (4,468)           (7,085)
   Minority interest in Treadco, Inc. ............................................                   341             1,025
   Other, net ....................................................................                (1,463)           (1,759)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (4,998)           (8,513)
--------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES .............................................                 6,238               437

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current .......................................................................                 3,871              (360)
   Deferred ......................................................................                (1,251)              217
--------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,620              (143)
--------------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS ................................................                 3,618               580
--------------------------------------------------------------------------------------------------------------------------

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS -- Continued
--------------------------------------------------------------------------------

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                                1998             1997
                                                                                           -------------     -------------
                                                                                                     (UNAUDITED)
                                                                                        ($ thousands, except per share data)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax benefits of $506
      for the three months ended March 31, 1997) .................................         $           -     $        (898)
--------------------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS ................................................                     -              (898)
--------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) ................................................................                 3,618              (318)
   Preferred stock dividends .....................................................                 1,075             1,075
--------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)
   FOR COMMON SHAREHOLDERS  ......................................................         $       2,543     $      (1,393)
==========================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
BASIC  AND DILUTED:
   Continuing operations (1)......................................................         $        0.13     $       (0.03)
   Discontinued operations .......................................................                     -             (0.04)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE (1) ..................................................         $        0.13     $       (0.07)
--------------------------------------------------------------------------------------------------------------------------

CASH DIVIDENDS PAID PER COMMON SHARE .............................................         $           -     $           -
==========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                              ACCUMULATED
                                                                                  ADDITIONAL    RETAINED         OTHER
                                                       PREFERRED     COMMON         PAID-IN     EARNINGS     COMPREHENSIVE
                                                         STOCK        STOCK         CAPITAL     (DEFICIT)    INCOME (NOTE)
--------------------------------------------------------------------------------------------------------------------------
                                                                                 ($ thousands)

Balances at January 1, 1998 .....................      $    15      $   196      $  192,910     $(43,788)     $    (271)
Net income ......................................            -            -               -        3,618              -
Common stock issued on exercise
   of stock options..............................            -            -              89            -              -
Dividends paid ..................................            -            -               -       (1,075)             -
Tax effect of stock options exercised ...........            -            -             118            -              -
--------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998 ......................      $    15      $   196      $  193,117     $(41,245)     $    (271)
==========================================================================================================================

NOTE: Included in retained earnings in the accompanying consolidated balance sheet.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31
                                                                                           1998                  1997
                                                                                      --------------         -------------
                                                                                                  ($ thousands)

OPERATING ACTIVITIES
     Net cash provided by operating activities ...................................   $     19,519            $    17,588

INVESTING ACTIVITIES
     Purchase of property, plant and equipment,
       less capitalized leases ...................................................        (16,253)                (1,556)
     Proceeds from asset sales ...................................................          1,642                 10,272
--------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES .................................        (14,611)                 8,716

FINANCING ACTIVITIES
     Borrowings under revolving credit facilities ................................        143,400                 77,875
     Payments under revolving credit facilities...................................       (141,400)               (92,675)
     Payments on long-term debt...................................................         (2,844)                (3,576)
     Payments under term loan facilities .........................................           (500)                (6,984)
     Dividends paid to minority shareholders of Treadco, Inc. ....................              -                   (110)
     Dividends paid on preferred stock............................................         (1,075)                (1,075)
     Decrease in outstanding checks ..............................................        (13,801)                     -
     Deferred financing costs and expenses .......................................              -                   (898)
     Other, net ..................................................................             91                      -
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES ............................................        (16,129)               (27,443)

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................................        (11,221)                (1,139)
     Cash and cash equivalents at beginning of period ............................          7,203                  1,806
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................   $     (4,018)           $       667
==========================================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations, intermodal transportation operations and truck tire retreading and new tire sales. Principal subsidiaries are ABF Freight System, Inc., ("ABF"); Treadco, Inc. ("Treadco"); and Clipper Exxpress Company, CaroTrans International, Inc. ("Clipper Worldwide"), and related companies (collectively "Clipper Group"); G.I. Trucking Company ("G.I. Trucking"); and FleetNet America, Inc.; and, until July 15, 1997, Cardinal Freight Carriers, Inc. ("Cardinal").

Approximately 80% of ABF's employees are covered under a new five-year collective bargaining agreement beginning April 1, 1998 with the International Brotherhood of Teamsters ("IBT"). The agreement was reached February 9, 1998 and approved by vote of IBT members on April 9, 1998.


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The differences between the effective tax rate for the three months ended March 31, 1998, and the federal statutory rate resulted from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses.


NOTE C - DISCONTINUED OPERATIONS

As of June 30, 1997 and prior periods since 1995, the Company was engaged in providing logistics services, including warehousing and distribution, through two wholly owned subsidiaries, The Complete Logistics Company ("CLC") and Integrated Distribution Inc. ("IDI"). CLC was sold on August 8, 1997. In September 1997, the Company completed a formal plan to exit the logistics segment by disposing of IDI. The Company closed the sale of IDI on October 31, 1997.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Results of operations of the logistics segment have been reported as discontinued operations as of September 30, 1997 and the statements of operations for all prior periods have been restated to remove revenue and expenses of the logistics segment. Results of the logistics operations segment included in discontinued operations are summarized as follows:

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                               1998              1997
                                                                                           ------------     -------------

Revenues ...........................................................................       $        -        $   12,134
Operating loss .....................................................................                -            (1,184)
Pre-tax loss .......................................................................                -            (1,404)


NOTE D - INVENTORIES

                                                                                             MARCH 31         DECEMBER 31
                                                                                               1998              1997
                                                                                           ------------     -------------
                                                                                                    ($ thousands)

Finished goods .....................................................................       $   23,190        $   22,392
Materials ..........................................................................            5,005             4,934
Repair parts, supplies and other ...................................................            3,000             3,359
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $   31,195        $   30,685
==========================================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

NOTE E - OPERATING EXPENSES AND COSTS

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                               1998              1997
                                                                                           ------------      ------------
                                                                                                     (UNAUDITED)
                                                                                                    ($ thousands)
LTL Motor Carrier Operations:
   Salaries and wages ..............................................................       $    204,341      $   197,979
   Supplies and expenses ...........................................................             29,150           29,753
   Operating taxes and licenses ....................................................             10,395           10,397
   Insurance .......................................................................              6,059            6,610
   Communications and utilities ....................................................              6,954            6,713
   Depreciation and amortization ...................................................              7,556            9,118
   Rents and purchased transportation ..............................................             29,322           23,517
   Other ...........................................................................              2,425            1,840
   (Gain) on sale of revenue equipment .............................................               (123)            (841)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                296,079          285,086
Truckload Motor Carrier Operations:
   Salaries and wages ..............................................................                  -            6,920
   Supplies and expenses ...........................................................                  -            3,687
   Operating taxes and licenses ....................................................                  -            1,755
   Insurance .......................................................................                  -              913
   Communications and utilities ....................................................                  -              283
   Depreciation and amortization ...................................................                  -              957
   Rents and purchased transportation ..............................................                  -            3,766
   Other ...........................................................................                  -              207
   Loss on sale of revenue equipment ...............................................                  -                2
--------------------------------------------------------------------------------------------------------------------------
                                                                                                      -           18,490
Intermodal Operations:
   Cost of services ................................................................             32,728           38,172
   Selling, administrative and general ................................................           6,892            7,051
   (Gain) on sale of revenue equipment..............................................                (20)               -
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 39,600           45,223
Tire Operations:
   Cost of sales ...................................................................             26,666           24,475
   Selling, administrative and general .............................................             11,013           10,163
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 37,769           34,638

Service and other: .................................................................              3,313            2,226
--------------------------------------------------------------------------------------------------------------------------
                                                                                           $    376,671      $   385,663
==========================================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

NOTE F - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition cash flows or results of operations. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits.

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 108 underground tanks located in 30 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in progress, will not have a material adverse effect on the Company.

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

As of March 31, 1998, the Company has accrued approximately $3.2 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations.

NOTE G - INTEREST RATE SWAP

In February 1998, the Company entered into an interest-rate swap effective April 1, 1998, on a notional amount of $110 million. The swap agreement has a term of seven years with an interest rate of 5.845% plus the Credit Agreement margin (currently 1%). The Company entered into the interest-rate swap agreement to fix the interest rate on a portion of its outstanding credit agreement debt. The interest-rate swap agreement has been designated with all or a portion of the outstanding balance and expected term of revolving credit debt. The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Under the Company's accounting policy, gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

Any swap agreements or portions thereof, that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or expected maturities) of the underlying debt obligations will be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

NOTE H - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal superseded FASB Statement No. 14 on segments. The Statement is effective for the Company in 1999. The Company is currently evaluating the impact that the Statement will have on its segment of business reporting.

In March 1998, the Accounting Standards Executive Committee of The American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer software costs incurred during the "application development stage" are required to be capitalized and amortized over the software's estimated useful life. The SOP will be effective for the Company on January 1, 1999. The SOP will result in capitalization of costs related to internal computer software development. All such costs are currently expensed. The amount of costs capitalized within any period will be dependent on the nature of software development activities and projects in that period.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification components of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the consolidated financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998. Comprehensive income was the same as net income for the periods ended March 31, 1997 and 1998.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                              1998             1997
                                                                                        ---------------    -------------
                                                                                        ($ thousands, except per share data)

NUMERATOR:
   Numerator for basic earnings per share --
      Net income (loss) ............................................................    $         3,618    $        (318)
      Preferred stock dividends ....................................................             (1,075)          (1,075)
--------------------------------------------------------------------------------------------------------------------------
   Numerator for basic earnings per share --
      Net income (loss) available to common shareholders ...........................              2,543           (1,393)

   Effect of dilutive securities ...................................................                  -                -
--------------------------------------------------------------------------------------------------------------------------

   Numerator for diluted earnings per share --
      Net income (loss) available to common shareholders ...........................    $         2,543    $      (1,393)
==========================================================================================================================

DENOMINATOR:
   Denominator for basic earnings per share -- weighted average shares .............         19,605,213       19,504,473

   Effect of dilutive securities:
      Employee stock options .......................................................            469,868                -
--------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings per share -- adjusted weighted-average
      shares and assumed conversions ...............................................         20,075,081       19,504,473
==========================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations ...........................................................    $          0.13    $       (0.03)
   Discontinued operations .........................................................                  -            (0.04)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ........................................................    $          0.13    $       (0.07)
==========================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (BASIC): .........................................         19,605,213       19,504,473

DILUTED:
   Continuing operations ...........................................................    $          0.13    $       (0.03)
   Discontinued operations .........................................................                  -            (0.04)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ........................................................    $          0.13    $       (0.07)
==========================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (DILUTED): .......................................         20,075,081       19,504,473
==========================================================================================================================

CASH DIVIDENDS PAID PER COMMON SHARE ...............................................    $             -    $           -
==========================================================================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in three defined business segments:
1) Motor carrier which includes less-than-truckload ("LTL") conducted by ABF and G.I. Trucking, and truckload operations which were handled primarily by Cardinal until its sale in July, 1997; 2) Intermodal operations which includes the domestic and international operations of Clipper Group (including Clipper Worldwide); and 3) Tire operations which consists of the operations of Treadco.

At March 31, 1998, the Company's percentage ownership of Treadco was 46%. The Company's consolidated financial statements reflect full consolidation of the accounts of Treadco, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls Treadco through stock ownership, board representation and management services provided under a transition services agreement.

OPERATING RESULTS

The discussion and analysis of results of operations reflects information regarding the operating units within the Company before intercompany eliminations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                                 1998             1997
                                                                                             ----------        ---------

ABF FREIGHT SYSTEM, INC.
Salaries and wages ..................................................................            68.1%            68.0%
Supplies and expenses ...............................................................            10.9             11.4
Operating taxes and licenses ........................................................             3.4              3.6
Insurance ...........................................................................             1.8              2.1
Communications and utilities ........................................................             1.2              1.3
Depreciation and amortization .......................................................             2.1              2.6
Rents and purchased transportation...................................................             7.9              6.8
Other ...............................................................................             0.4              0.2
(Gain) on sale of revenue equipment .................................................             0.0             (0.3)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 95.8%            95.7%
==========================================================================================================================

G.I. TRUCKING COMPANY
Salaries and wages ..................................................................            47.4%            50.0%
Supplies and expenses ...............................................................             9.3              9.3
Operating taxes and licenses ........................................................             2.3              1.8
Insurance ...........................................................................             3.6              3.8
Communications and utilities ........................................................             1.3              1.4
Depreciation and amortization .......................................................             2.4              4.0
Rents and purchased transportation...................................................            30.1             27.8
Other ...............................................................................             2.6              3.2
(Gain) on sale of revenue equipment .................................................             0.0              0.0
--------------------------------------------------------------------------------------------------------------------------
                                                                                                 99.0%           101.3%
==========================================================================================================================

CLIPPER DOMESTIC
Cost of services.....................................................................            87.8%            87.9%
Selling, Administrative & General ...................................................            13.7             11.8
(Gain) on sale of revenue equipment .................................................            (0.1)             0.0
--------------------------------------------------------------------------------------------------------------------------
                                                                                                101.4%            99.7%
==========================================================================================================================

CLIPPER INTERNATIONAL
Cost of services.....................................................................            75.7%            80.1%
Selling, Administrative & General ...................................................            25.0             24.0
(Gain) on sale of revenue equipment .................................................             0.0              0.0
--------------------------------------------------------------------------------------------------------------------------
                                                                                                100.7%           104.1%
==========================================================================================================================

TREADCO, INC.
Cost of sales........................................................................            72.0%            76.4%
Selling, Administrative & General ...................................................            29.5             31.2
(Gain) on sale of revenue equipment .................................................             0.0              0.0
--------------------------------------------------------------------------------------------------------------------------
                                                                                                101.5%           107.6%
==========================================================================================================================

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

Consolidated revenues from continuing operations of the Company for the three months ended March 31, 1998 were $387.9 million compared to $394.6 million for the three months ended March 31, 1997. The Company had operating income from continuing operations of $11.2 million for the three months ended March 31, 1998 compared to operating income from continuing operations of $8.9 million for the three months ended March 31, 1997. The Company had income from continuing operations of $3.6 million, or $0.13 per common share (basic and diluted), for the first quarter of 1998 compared to income from continuing operations of $580,000, or a loss of ($0.03) per common share (basic and diluted), for the first quarter of 1997. The Company had net income of $3.6 million, or $0.13 per common share (basic and diluted), compared to a net loss of $(318,000), or ($0.07) per common share (basic and diluted), for the first quarter of 1997.

Earnings per common share from continuing operations for the first quarter of 1998 and 1997 give consideration to preferred stock dividends of $1.1 million. Outstanding shares for the first quarter ended 1998 and 1997 do not assume conversion of preferred stock to common shares because conversion would be anti-dilutive.

MOTOR CARRIER OPERATIONS.

The Company's LTL motor carrier operations are conducted by ABF (including the U.S., Canadian and Puerto Rican affiliates of ABF) and G.I. Trucking.

ABF. Effective January 1, 1997 and January 1, 1998, ABF implemented overall rate increases of 5.5% and 5.3%, respectively. Revenues for the three months ended March 31, 1998 were $280.3 million, with operating income of $11.8 million compared to revenues of $274.0 million and operating income of $11.8 million for the three months ended March 31, 1997.

For the three months ended March 31, 1998, ABF accounted for 91% of LTL revenues. ABF's revenues increased 2.3% for the three months March 31, 1998 compared to the same period in 1997. ABF's revenue per hundredweight increased to $18.22 for the three months ended March 31, 1998, a 4.5% increase from the first quarter of 1997, reflecting a continuing favorable pricing environment. This increase was offset by a slight decrease in tonnage resulting from some freight diversions caused by customer concerns regarding labor contract negotiations. ABF's first quarter 1998 tonnage per day decreased 1.8% from the first quarter of 1997. The IBT voted for approval of the labor contract on April 9, 1998. The contract is for a five-year term and provides for average annual wage and benefit increases of approximately 2.1% including a lump-sum payment for all active employees who are IBT members of $750 for the first contract year. The lump sum payment will be amortized over 12 months.

ABF's operating ratio ("O.R.") remained steady with an O.R. of 95.8% in the first quarter of 1998 compared to 95.7% in the first quarter of 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

The decrease in operating supplies and expenses of 0.5% of revenue from the first quarter of 1997 to the first quarter of 1998 reflects lower fuel prices, which were below first quarter 1997 levels by approximately 27.0%.

Insurance expense declined 0.3% as a percentage of revenue from first quarter of 1997 to first quarter of 1998. The decline is attributable to better claims experience for self-insured worker's compensation claims and bodily injury and property damage claims.

ABF's fleet of road tractors increased 2.7% when the first quarter of 1998 is compared to the same period in 1997. Depreciation and amortization decreased 0.5% of revenue when the first quarter of 1998 is compared to the first quarter of 1997. Decreases in depreciation resulted from a reduced number of owned road tractors relative to the total fleet of road tractors. An increase in the number of road tractors on operating lease relative to the total fleet of road tractors, as well as an increase in the use of rail transportation resulted in a 1.1% increase in rents and purchased transportation costs. ABF's rail usage increased to 13.5% of total miles as compared to 10.8% for the first quarter of 1997.

G.I. Trucking. Revenues increased 26.2% to $28.6 million for the first quarter of 1998 compared to $22.7 million for the three months ended March 31, 1997. G.I. Trucking has continued to expand its operations, opening new terminal locations in Oklahoma City, OK, Tulsa, OK, Albuquerque, NM, and El Paso, TX since January 1, 1998. G.I. Trucking's tonnage increased 23.8% for the three months ended March 31, 1998 from the same period in 1997.

G.I. Trucking's operating ratio improved to 99.0% for the first quarter of 1998 compared to 101.3% for the first quarter of 1997. Operating expense improvements relate to salaries and wages, insurance and depreciation and amortization. Offsetting these improvements were increases in rents and purchase transportation and operating taxes and licenses.

Salaries and wages expense declined 2.6% as a percent of revenue due to lower pension costs and the fact a portion of salaries and wages expense is generally fixed in nature and declines as a percentage of revenue with increases in revenue levels. Insurance expense declined 0.2% of revenue reflecting better claims experience for self-insured worker's compensation claims.

Operating taxes and licenses increased 0.5% of revenue, as a result of a one-time weight-distance tax credit received in the first quarter of 1997.

G.I. Trucking is in the process of replacing its older fleet of revenue equipment. Declines in depreciation and amortization of 1.6% of revenues from first quarter of 1997 result from revenue equipment that incurred depreciation in the first quarter of 1997, but which was fully depreciated by the first quarter of 1998. A portion of this equipment was replaced with new equipment late in the first quarter of 1998 or will be replaced later in 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

A 2.3% increase in rents and purchased transportation reflects higher purchased transportation costs associated with G.I. Trucking's revenue increases.

INTERMODAL OPERATIONS. The Company's intermodal operations are conducted primarily by Clipper Group (including Clipper Worldwide).

Clipper Domestic. Revenues from the domestic operation of Clipper Group were $30.2 million for the three months ended March 31, 1998, a decrease of 10.5% from the three months March 31, 1997, which had revenues of $33.7 million.

Beginning in the fourth quarter of 1997, Clipper Group's domestic operations were adversely affected by the service problems with the U.S. rail system. This trend continued into the first quarter of 1998, causing decreases in the number of LTL shipments by 6.6% and the number of intermodal shipments by 29.7% when first quarter 1998 is compared to first quarter 1997. Improvements in rail service are expected to be gradual.

Clipper Domestic's operating ratio increased to 101.4% in the first quarter of 1998 when compared to the first quarter of 1997. This increase reflects an increase in selling, administrative and general costs of 1.9% as a percentage of revenue when the first quarter of 1998 is compared to the first quarter of 1997. Selling, administrative and general costs are primarily fixed in nature and increase as a percentage of revenue with a decline in revenue levels.

Clipper International. Clipper International's revenue declined 14.5% when first quarter of 1998 is compared to first quarter 1997. Declines in revenues in the first quarter of 1998 when compared to the first quarter of 1997 result from a focus on account profitability as well as tightening of pricing. Clipper International improved its costs of services category of expense by 4.4% when the quarter ended March 31, 1998 is compared to the quarter ended March 31, 1997. This decline also results from Clipper International's focus on account profitability and from lower costs of ocean transportation in some lanes. Clipper International reported an improved operating ratio of 100.7% for the first quarter of 1998 compared to 104.1% for the first quarter of 1997.

TIRE OPERATIONS.

Treadco, Inc. Revenues for the three months ended March 31, 1998 increased 12.9% to $37.5 million from $33.2 million for the three months ended March 31, 1997. For the first quarter of 1998, "same store" sales increased 12.7% and "new store" sales increased 0.2%. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new sales location. Revenues from retreading for the three months ended March 31, 1998 increased 13.2% when compared to the same period in 1997. Retread revenue increases resulted primarily from a 12.1% increase in the number of units sold when the 1998 first quarter is compared to 1997's first quarter. Revenues from new tire sales increased 11.2% for the first quarter 1998 when compared to the same period in 1997, due to an increase of 12.0% in the number of new tire units sold which was offset by a slight decrease in the price per unit of new tires. Service revenues for the 1998 first quarter increased approximately 20.4%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
-------------------------------------------------------------------------------

Treadco's operating ratio improved from 107.6% for the first quarter of 1997 compared to 101.5% for the first quarter of 1998. This improvement results from an improvement in both cost of sales and selling, general and administrative costs. The decrease in cost of sales of 4.4% of revenue resulted primarily from lower new-tire costs and production efficiencies resulting from higher sales levels which allowed higher production volume. The decrease in selling, administrative, and general expenses of 1.7% resulted from lower expenses related to employee insurance costs and bad debt expenses.

INTEREST. Interest expense was $4.5 million for three months ended March 31, 1998 compared to $7.1 million for three months ended March 31, 1997 primarily due to a reduction of outstanding debt, although lower interest rates also impacted interest cost.

INCOME TAXES. The difference between the effective tax rate for 1998 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 1998 was $19.5 million compared to net cash provided by operations of $17.6 million for the three months ended March 31, 1997. The increase is due primarily to the improvement in operating results and net income for the first quarter of 1998 compared to the first quarter of 1997. Cash was used to purchase revenue equipment and other assets in the amount of $14.6 million, net of proceeds from asset sales of $1.6 million in the first quarter of 1998. Cash was provided by the sale of assets was $8.7 million and asset purchases were $1.6 million in the first quarter of 1997.

The Company is party to a $347 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency, as Managing and Administrative Agent and NationsBank of Texas, N.A., as Documentation Agent, and with 11 other participating banks. The Credit Agreement provides for up to $275 million of revolving credit loans (including letters of credit).

At March 31, 1998, there were $113.8 million of Revolver Advances and approximately $44.8 million of letters of credit outstanding.

At March 31, 1998, the Company had approximately $116.4 million of borrowing availability under the Credit Agreement. Concurrent with the closing of the sale of Cardinal on July 15, 1997, the Company and its banks agreed to a second amendment to the Credit Agreement, the primary effect of which was to extend the maturity from August 1998 to August 1999.

In February, 1998, the Company entered into an interest rate swap effective April 1, 1998, on a notional amount of $110 million. The purpose of the swap was to limit the Company's exposure to increases in interest rates from current levels on $110 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap will be 5.845% plus the Credit Agreement margin (currently 1%).

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to $20 million. The Treadco Credit Agreement contains various covenants

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
-------------------------------------------------------------------------------

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

YEAR 2000

Management of the Company has considered the impact of the Year 2000 on its business operations. The Company undertook the Year 2000 conversion in 1996 and is at various stages of completion. The most significant project is the revision of the mainframe system. This project has completed the renovation phase and will be tested during 1998, with a planned completion date of December 31, 1998. The impact on the Company's financial condition and cash flows is expected to immaterial for all years. The Company has not identified any significant risks or uncertainties associated with the Year 2000 rollover.

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

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1.  LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self retention levels of certain risks arising out of the normal course of its business (see Note F to the Company's Unaudited Consolidated Financial Statements).

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         In February 1998, the Company entered into an Interest-Rate Swap Agreement effective April 1, 1998 on a notional amount of $110 million with Societe Generale, Southwest Agency.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

               10.1 Schedule and confirmation pertaining to the Interest-Rate
                    Swap Agreement.

               27.1 Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ARKANSAS BEST CORPORATION
                                                      (Registrant)

Date:   May 8, 1998                   /s/ David E. Loeffler
                                      ----------------------------------------
                                      David E. Loeffler
                                      Vice President-Treasurer, Chief
                                      Financial Officer and Principal
                                      Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  10.1         Schedule and confirmation pertaining to the Interest-Rate
               Swap Agreement.

  27.1         Financial Data Schedule