Form 10-Q
period 1998-06-30
ARKANSAS BEST CORP /DE/
filed 1998-08-06
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ____________

      Commission file number  0-19969


                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                       6711                     71-0673405
-------------------------------  ----------------------------   -------------------
(State or other jurisdiction of  (Primary Standard Industrial    (I.R.S. Employer
 incorporation or organization)    Classification Code No.)     Identification No.)


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (501) 785-6000
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                       Outstanding at July 31, 1998
     ----------------------------           ----------------------------
     Common Stock, $.01 par value                19,610,213 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION                                                PAGE
  Item 1.  Financial Statements
           Consolidated Balance Sheets --
              June 30, 1998 and December 31, 1997 .........................    3

           Consolidated Statements of Operations --
             For the Three and Six Months Ended June 30, 1998 and 1997 ....    5

           Consolidated Statements of Shareholders' Equity
             For the Six Months Ended June 30, 1998  ......................    7

           Condensed Consolidated Statements of Cash Flows --
             For the Six Months Ended June 30, 1998 and 1997 ..............    8

           Notes to Consolidated Financial Statements - June 30, 1998 .....    9

  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................   16

PART II. OTHER INFORMATION

  Item 1.    Legal Proceedings ............................................   24

  Item 2.    Changes in Securities ........................................   24

  Item 3.    Defaults Upon Senior Securities ..............................   24

  Item 4.    Submission of Matters to a Vote of Security Holders ..........   24

  Item 5.    Other Information ............................................   24

  Item 6.    Exhibits and Reports on Form 8-K .............................   25

SIGNATURES     ............................................................   26


                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         JUNE 30          DECEMBER 31
                                                          1998               1997
                                                        -----------------------------
                                                                ($ THOUSANDS)
                                                         (UNAUDITED)           NOTE
ASSETS

CURRENT ASSETS
   Cash and cash equivalents.........................     $     6,344    $    7,203
   Trade receivables less allowances
      1998 -- $7,565,000; 1997--$7,603,000)..........         178,321       175,693
   Inventories.......................................          30,459        30,685
   Prepaid expenses .................................          11,461        14,456
   Deferred income taxes ............................           5,590         5,584
   Other ............................................           5,298         3,275
-----------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS ..........................         237,473       236,896

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ..............................         215,204       212,847
   Revenue equipment ................................         243,675       207,471
   Manufacturing equipment ..........................          17,183        18,891
   Service, office and other equipment ..............          71,875        64,598
   Leasehold improvements ...........................           7,327         7,281
-----------------------------------------------------------------------------------
                                                              555,264       511,088
   Less allowances for depreciation and amortization         (239,263)     (225,733)
-----------------------------------------------------------------------------------
                                                              316,001       285,355

OTHER ASSETS ........................................          35,915        41,999

ASSETS HELD FOR SALE ................................           2,171         3,342

GOODWILL, less amortization (1998 -- $34,131,000
      1997 -- $31,867,000) ..........................         128,325       130,747
-----------------------------------------------------------------------------------
                                                          $   719,885    $  698,339
===================================================================================


ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           JUNE 30            DECEMBER 31
                                                                            1998                 1997
                                                                          -------------------------------
                                                                         (UNAUDITED)             NOTE
                                                                                  ($ THOUSANDS)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft ................................................        $   14,961        $   13,801
   Bank drafts payable ...........................................             5,459             1,172
   Trade accounts payable ........................................            77,887            77,403
   Accrued expenses...............................................           148,815           157,622
   Federal and state income taxes.................................               299             1,222
   Current portion of long-term debt .............................            14,609            16,484
--------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES ..................................           262,030           267,704

LONG-TERM DEBT, less current portion .............................           221,675           202,604

OTHER LIABILITIES ................................................            19,341            21,921

DEFERRED INCOME TAXES ............................................            26,240            24,448

MINORITY INTEREST IN TREADCO, INC. ...............................            32,460            32,600

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ....................                15                15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 1998:  19,610,213 shares;
      1997:  19,596,213 shares ...................................               196               196
   Additional paid-in capital ....................................           193,117           192,910
   Retained earnings (deficit) ...................................           (35,189)          (44,059)
--------------------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY .................................           158,139           149,062

COMMITMENTS AND CONTINGENCIES ....................................
--------------------------------------------------------------------------------------------------------
                                                                          $  719,885        $  698,339
========================================================================================================

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

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30                      JUNE 30
                                                           1998             1997          1998           1997
                                                   -------------------------------------------------------------
                                                                ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   LTL motor carrier operations .................  $     325,531   $     311,489   $     634,285    $    608,024
   Truckload motor carrier operations............              -          20,345               -          39,366
   Intermodal operations.........................         41,334          48,629          80,393          93,418
   Tire operations ..............................         46,456          41,014          83,523          73,108
   Service and other ............................          3,537           2,203           6,564           4,377
----------------------------------------------------------------------------------------------------------------
                                                         416,858         423,680         804,765         818,293
----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES AND COSTS
   LTL motor carrier operations .................        307,971         294,178         604,049         579,263
   Truckload motor carrier operations ...........              -          18,814               -          37,304
   Intermodal operations ........................         41,235          47,228          80,836          92,452
   Tire operations ..............................         45,248          40,800          82,927          75,438
   Service and other ............................          3,728           2,266           7,041           4,492
----------------------------------------------------------------------------------------------------------------
                                                         398,182         403,286         774,853         788,949
----------------------------------------------------------------------------------------------------------------
OPERATING INCOME ................................         18,676          20,394          29,912          29,344

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property
     and non-revenue equipment ..................            756          (1,120)          1,348          (1,814)
   Interest expense .............................         (4,541)         (6,756)         (9,009)        (13,841)
   Minority interest in Treadco, Inc. ...........           (470)             29            (129)          1,054
   Other, net ...................................         (1,983)         (1,341)         (3,446)         (3,100)
----------------------------------------------------------------------------------------------------------------
                                                          (6,238)         (9,188)        (11,236)        (17,701)
----------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ........................         12,438          11,206          18,676          11,643

FEDERAL AND STATE INCOME TAXES ..................          5,037           4,930           7,657           4,787
----------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS ...............          7,401           6,276          11,019           6,856
----------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax
    benefits of $761 and $1,268 for the three and
    six months ended June 30,1997) ..............              -          (1,268)              -          (2,166)
----------------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS ...............              -          (1,268)              -          (2,166)
----------------------------------------------------------------------------------------------------------------

NET INCOME ......................................          7,401           5,008          11,019           4,690
   Preferred stock dividends ....................          1,074           1,074           2,149           2,149
----------------------------------------------------------------------------------------------------------------

NET INCOME FOR COMMON SHAREHOLDERS...............  $       6,327   $       3,934   $       8,870    $      2,541
================================================================================================================

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS  -- Continued (Unaudited)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30                        JUNE 30
                                                  1998            1997            1998          1997
                                            --------------------------------------------------------------
                                                         ($ thousands, except per share data)
EARNINGS (LOSS) PER COMMON SHARE
BASIC:
Continuing operations (1) ................   $        0.32   $       0.27    $       0.45   $       0.24
Discontinued operations ..................               -          (0.07)             -           (0.11)
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) (1) ....................   $        0.32   $       0.20    $       0.45   $       0.13
------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ......................      19,610,213     19,504,473      19,607,713     19,504,473
============================================================================================================

Diluted:
Continuing operations (2) ................   $        0.31   $       0.26    $       0.44   $       0.24
Discontinued operations ..................            -             (0.06)           -             (0.11)
------------------------------------------------------------------------------------------------------------
NET INCOME  (2) ..........................   $        0.31   $       0.20    $       0.44   $       0.13
------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) ....................      23,850,481     19,570,220      20,065,431     19,538,521
============================================================================================================

CASH DIVIDENDS PAID PER COMMON SHARE .....   $        0.00   $       0.00    $       0.00   $       0.00
============================================================================================================

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.
(2) For the three months ended June 30, 1997 and for the six months ended June 30, 1998 and 1997, consideration is given to preferred dividends ($1.1 million for the three months and $2.1 million for six months). For the three months ended June 30, 1998, conversion of preferred shares into common is assumed. Conversions of preferred shares would be anti-dilutive for all other periods presented.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                                ACCUMULATED
                                                                    ADDITIONAL    RETAINED         OTHER
                                         PREFERRED     COMMON         PAID-IN     EARNINGS     COMPREHENSIVE
                                           STOCK        STOCK         CAPITAL     (DEFICIT)    INCOME (NOTE)
------------------------------------------------------------------------------------------------------------
                                                                   ($ thousands)
Balances at January 1, 1998 ............ $    15      $   196      $  192,910     $  (43,788)   $    (271)
Net income .............................       -            -               -         11,019            -
Common stock issued on exercise
   of stock options.....................       -            -              89              -            -
Dividends paid .........................       -            -               -         (2,149)           -
Tax effect of stock options exercised ..       -            -             118              -            -
------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998 .............. $    15      $   196      $  193,117     $  (34,918)   $    (271)
============================================================================================================

NOTE: Included in retained earnings in the accompanying consolidated balance sheet.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30
                                                                  1998                1997
-------------------------------------------------------------------------------------------------
                                                                     ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ..........    $      26,881       $       35,426

INVESTING ACTIVITIES
   Purchases of property, plant and equipment
     less capitalized leases ..........................          (39,694)              (5,387)
   Proceeds from asset sales ..........................            9,463               26,575
-------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ......          (30,231)              21,188

FINANCING ACTIVITIES
   Deferred financing costs and expenses...............             (688)                (898)
   Borrowings under revolving credit facilities .......          291,700              216,585
   Payments under revolving credit facilities .........         (261,700)            (233,885)
   Payments on long-term debt .........................          (12,922)              (8,887)
   Payments under term loan facilities ................          (13,000)             (32,048)
   Dividends paid on preferred stock...................           (2,149)              (2,149)
   Other ..............................................            1,250                2,862
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES.......            2,491              (58,420)
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS..............             (859)              (1,806)
   Cash and cash equivalents at beginning of period ...            7,203                1,806
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............    $       6,344       $            -
=================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1998
--------------------------------------------------------------------------------

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

Approximately 79% of ABF's employees are covered under a new five-year collective bargaining agreement beginning April 1, 1998 with the International Brotherhood of Teamsters ("IBT"). The agreement was reached February 9, 1998 and approved by vote of IBT members on April 9, 1998.


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


The differences between the effective tax rate for the three and six months ended June 30, 1998, and the federal statutory rate resulted from state income taxes, amortization of goodwill, minority interest, and other nondeductible expenses.


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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

Results of operations of the logistics segment have been reported as discontinued operations as of September 30, 1997 and the statements of operations for all prior periods have been restated to remove revenue and expenses of the logistics segment. Results of the logistics operations segment included in discontinued operations are summarized as follows:

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                         1998               1997               1998              1997
                                     ----------------------------------------------------------------------
                                                                   ($ thousands)
Revenues .........................   $         -        $    12,089        $         -        $    24,223
Operating loss ...................             -             (1,817)                 -             (3,039)
Pre-tax loss .....................             -             (2,029)                 -             (3,434)


NOTE D - INVENTORIES


                                                                                     JUNE 30
                                                                          1998                    1997
-----------------------------------------------------------------------------------------------------------
                                                                                  ($ thousands)

Finished goods ..................................................     $     22,577            $   22,392
Materials .......................................................            5,137                 4,934
Repair parts, supplies and other ................................            2,745                 3,359
-----------------------------------------------------------------------------------------------------------
 .................................................................     $     30,459            $   30,685
===========================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued (Unaudited)
--------------------------------------------------------------------------------

NOTE E - OPERATING EXPENSES AND COSTS

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30                              JUNE 30
                                                   1998               1997               1998              1997
--------------------------------------------------------------------------------------------------------------------
                                                                           ($ THOUSANDS)

LTL Motor Carrier Operations:
   Salaries and wages .....................   $     214,169         $  204,237       $    418,510      $   402,216
   Supplies and expenses ..................          29,875             30,403             59,025           60,156
   Operating taxes and licenses ...........          10,180             10,589             20,575           20,986
   Insurance ..............................           5,650              6,214             11,708           12,824
   Communications and utilities ...........           7,186              6,977             14,139           13,690
   Depreciation and amortization ..........           8,108              8,348             15,664           17,466
   Rents and purchased transportation .....          31,862             26,217             61,185           49,734
   Other ..................................           2,499              1,957              4,924            3,796
   (Gain) on sale of revenue equipment ....          (1,558)              (764)            (1,681)          (1,605)
--------------------------------------------------------------------------------------------------------------------
                                                    307,971            294,178            604,049          579,263
Truckload Motor Carrier Operations:
   Salaries and wages .....................               -              7,390                  -           14,310
   Supplies and expenses ..................               -              3,570                  -            7,257
   Operating taxes and licenses ...........               -              1,788                  -            3,543
   Insurance ..............................               -                764                  -            1,677
   Communications and utilities ...........               -                306                  -              589
   Depreciation and amortization ..........               -                953                  -            1,910
   Rents and purchased transportation .....               -              3,975                  -            7,741
   Other ..................................               -                 68                  -              275
   Loss on sale of revenue equipment ......               -                  -                  -                2
--------------------------------------------------------------------------------------------------------------------
                                                          -             18,814                  -           37,304
Intermodal Operations:
   Cost of services .......................          34,565             40,300             67,293           78,473
Selling, administrative and general .......           6,714              6,928             13,607           13,979
(Gain) on sale of revenue equipment........             (44)                 -                (64)               -
--------------------------------------------------------------------------------------------------------------------
                                                     41,235             47,228             80,836           92,452
Tire Operations:
   Cost of sales ..........................          32,526             30,050             59,192           54,525
Selling, administrative and general .......          12,722             10,750             23,735           20,913
--------------------------------------------------------------------------------------------------------------------
                                                     45,248             40,800             82,927           75,438
Service and other: ........................           3,728              2,266              7,041            4,492
--------------------------------------------------------------------------------------------------------------------
                                              $     398,182         $  403,286       $    774,853      $   788,949
====================================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

NOTE F - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits.

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 101 underground tanks located in 30 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in progress, will not have a material adverse effect on the Company.

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

As of June 30, 1998, the Company has accrued approximately $3.2 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on present environmental regulations.

NOTE G - INTEREST RATE SWAP

In February 1998, the Company entered into an interest-rate swap effective April 1, 1998, on a notional amount of $110 million. The swap agreement has a term of seven years with an interest rate of 5.845% plus the Credit Agreement margin, which was .875% of as June 30, 1998. The Company entered into the interest-rate swap agreement to fix the interest rate on a portion of its outstanding credit agreement debt. The interest-rate swap agreement has been designated with all or a portion of the outstanding balance and expected term of revolving credit debt. The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

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

NOTE H - CREDIT AGREEMENT

On June 12, 1998, the Company entered into a new senior five-year revolving credit agreement ("Credit Agreement") in the amount of $250 million, which includes a $75 million sublimit for the issuance of letters of credit. The parties to the Credit Agreement are the Company, Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A. as Co-Documentation Agents, as well as five other participating banks. The Company's previous $347 million credit agreement was terminated upon entering into the new Credit Agreement. The Credit Agreement contains covenants limiting among other things, indebtedness, distributions, dispositions of assets, capital expenditures as well as requiring the Company to meet certain quarterly financial ratio tests. Interest rates under the agreement are at variable rates as defined by the Credit Agreement.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal superseded FASB Statement No. 14 on segments. The Statement is effective for the Company in 1999. The Company is currently evaluating the impact that the Statement will have on its business segment reporting.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for the Company in 2000. The Company is evaluating the impact of the Statement will have on its financial statements and disclosures.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification components of other comprehensive income by their nature in financial statements and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the consolidated financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998. Comprehensive income was the same as net income for the periods ended June 30, 1997 and 1998.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
--------------------------------------------------------------------------------

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30                              JUNE 30
                                                         1998               1997               1998              1997
--------------------------------------------------------------------------------------------------------------------------
                                                                     ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
      Net income ................................   $        7,401     $       5,008      $      11,019    $       4,690
      Preferred stock dividends .................           (1,074)           (1,074)            (2,149)          (2,149)
--------------------------------------------------------------------------------------------------------------------------
   Numerator for basic earnings per share --
      Net income available to
      common shareholders .......................            6,327             3,934              8,870            2,541
   Effect of dilutive securities (1).............            1,074                 -                  -                -
--------------------------------------------------------------------------------------------------------------------------
   Numerator for diluted earnings per share --
      Net income available
      to common shareholders ....................   $        7,401     $       3,934      $       8,870    $       2,541
==========================================================================================================================
DENOMINATOR:
   Denominator for basic earnings
   per share -- weighted average shares .........       19,610,213        19,504,473         19,607,713       19,504,473

   Effect of dilutive securities:
      Conversion of preferred stock .............        3,796,852
      Employee stock options ....................          443,416            65,747            457,718           34,048
--------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings
   per share -- adjusted weighted-average
   shares and assumed conversion ................       23,850,481        19,570,220         20,065,431       19,538,521
==========================================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations ........................   $         0.32      $       0.27    $          0.45    $       0.24
   Discontinued operations ......................             -                (0.07)                 -           (0.11)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE ............................   $         0.32      $       0.20    $          0.45    $       0.13
==========================================================================================================================

AVERAGE COMMON SHARES
OUTSTANDING (BASIC): ............................       19,610,213        19,504,473         19,607,713      19,504,473
==========================================================================================================================

DILUTED:
   Continuing operations ........................   $         0.31      $       0.26    $          0.44    $       0.24
   Discontinued operations ......................             -                (0.06)                 -           (0.11)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE ............................   $         0.31      $       0.20    $          0.44    $       0.13
==========================================================================================================================

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED): ..........................       23,850,481        19,570,220         20,065,431      19,538,521
==========================================================================================================================

CASH DIVIDENDS PAID
PER COMMON SHARE ................................   $            -      $          -    $             -    $           -
==========================================================================================================================

(1) For the three months ended June 30, 1998, conversion of preferred shares is assumed. For all other periods presented the conversion of preferred shares would be anti-dilutive.

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

At June 30, 1998, the Company's percentage ownership of Treadco was 46%. The Company's consolidated financial statements reflect full consolidation of the accounts of Treadco, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls Treadco through stock ownership, board representation and management services provided under a transition services agreement.

OPERATING RESULTS

The discussion and analysis of results of operations reflects information regarding the operating units within the Company before intercompany eliminations. The table that follows summarizes operating expenses as a percent of revenue by operating unit.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30                           JUNE 30
                                                 1998            1997             1998             1997
---------------------------------------------------------------------------------------------------------

ABF FREIGHT SYSTEM, INC.
Salaries and wages ..........................    67.8%           67.0%            67.9%            67.5%
Supplies and expenses .......................    10.7            11.0             10.8             11.2
Operating taxes and licenses ................     3.2             3.4              3.3              3.5
Insurance ...................................     1.5             1.8              1.6              2.0
Communications and utilities ................     1.2             1.2              1.2              1.2
Depreciation and amortization ...............     2.1             2.3              2.1              2.4
Rents and purchased transportation...........     7.8             7.2              7.9              7.0
Other .......................................     0.4             0.3              0.5              0.4
(Gain) on sale of revenue equipment .........    (0.5)           (0.3)            (0.3)            (0.3)
---------------------------------------------------------------------------------------------------------
                                                 94.3%           94.1%            95.0%            94.9%

G.I. TRUCKING COMPANY
Salaries and wages ..........................    45.7%           47.6%            46.5%            48.7%
Supplies and expenses .......................     8.3             9.8              8.8              9.6
Operating taxes and licenses ................     1.9             2.3              2.1              2.0
Insurance ...................................     3.8             4.0              3.7              3.9
Communications and utilities ................     1.3             1.4              1.3              1.4
Depreciation and amortization ...............     2.7             3.6              2.5              3.8
Rents and purchased transportation...........    31.9            28.3             31.1             28.1
Other .......................................     2.5             2.5              2.5              2.8
(Gain) on sale of revenue equipment .........    (0.2)           (0.1)            (0.1)             0.0
---------------------------------------------------------------------------------------------------------
                                                 97.9%           99.4%            98.4%           100.3%

CLIPPER DOMESTIC
Cost of services.............................    86.0%           85.0%            86.9%            86.4%
Selling, administrative & general ...........    12.6            10.5             13.1             11.1
(Gain) on sale of revenue equipment .........    (0.1)            0.0             (0.1)             0.0
---------------------------------------------------------------------------------------------------------
                                                 98.5%           95.5%            99.9%            97.5%

CLIPPER INTERNATIONAL
Cost of services.............................    78.8%           78.9%            86.9%            86.4%
Selling, administrative & general ...........    24.0            23.1             13.1             11.1
(Gain) on sale of revenue equipment .........     0.0             0.0             (0.1)             0.0
---------------------------------------------------------------------------------------------------------
                                                102.9%          102.0%           101.8%           103.0%

TREADCO, INC.
Cost of sales................................    69.9%           73.3%            70.8%            74.6%
Selling, administrative & general ...........    26.9            25.8             28.1             28.2
(Gain) on sale of revenue equipment .........     0.0             0.0              0.0              0.0
---------------------------------------------------------------------------------------------------------
                                                 96.9%           99.2%            98.9%           102.8%

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

Consolidated revenues from continuing operations of the Company for the three and six months ended June 30, 1998 declined 1.6% and 1.7% compared to the same periods in 1997 due primarily to the sale of Cardinal on July 15, 1997. The Company's operating income from continuing operations for second quarter 1998 declined 8.4% when compared to second quarter 1997. This decline relates primarily to the sale of Cardinal. The Company's operating income for the six-month period ended 1998 equaled that of the same period in 1997. The Company's ability to equal the operating income for the first six months of 1997, even with the loss of Cardinal's operating income, was due to the significantly improved operating results of Treadco and G.I. Trucking from the same periods in 1997. The Company's net income from continuing operations improved 17.9% and 60.7% for the three and six months ended June 30, 1998 from the same periods in 1997. This improvement results primarily from lower interest expense of $2.3 million and $4.8 million for the three and six-month periods ended June 30, 1998 compared to the same periods in 1997.

The Company had losses from discontinued operations during the three and six months ended June 30, 1997. See Note C Discontinued Operations.

The Company had improvements in net income of 47.8% and 134.9% for the three and six months ended June 30, 1998 compared to the prior year. Net income improvements result from lower interest expense amounts and the fact that the Company had no losses from discontinued operations during 1998.

MOTOR CARRIER OPERATIONS.

The Company's LTL motor carrier operations are conducted by ABF (including the U.S., Canadian and Puerto Rican affiliates of ABF) and G.I. Trucking.

ABF. Effective January 1, 1997 and January 1, 1998, ABF implemented overall rate increases of 5.5% and 5.3%, respectively. Revenues for the three and six months ended June 30, 1998 were $293.8 million and $574.1 million, respectively, compared to revenues for the three and six months ended June 30, 1997 of $286.9 million and $561.0 million. ABF generated operating income for the three and six months ended June 30, 1998, of $16.7 million and $28.5 million compared to operating income for the three and six months ended June 30, 1997 of $17.2 million and $28.9 million.

For the three and six months ended June 30, 1998, ABF accounted for 90.2% and 90.5%, respectively, of LTL revenues. ABF's revenues increased 2.4% and 2.3% for the three months and six months ended June 30, 1998 compared to the same periods in 1997. ABF's revenue per hundredweight increased to $18.26 and $18.24 for the three and six months ended June 30, 1998, increasing approximately 4.3% when compared to the three and six months ended June 30, 1997. Revenue per hundredweight increases

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

reflect a continuing favorable pricing environment. ABF's tonnage declined slightly, 1.5% and 1.6%, for the three and six months ended June 30, 1998, compared to the same periods in 1997. Declines in tonnage resulted from some freight diversions caused by customer concerns regarding labor contract negotiations. However, for the month of June 1998, ABF's per day tonnage increased slightly from the prior year.

The IBT voted in favor of a new labor contract on April 9, 1998. The contract is for a five-year term and provides for average annual wage and benefit increases of approximately 2.1% including a lump-sum payment for all active employees who are IBT members of $750 for the first contract year. The lump-sum payment is being amortized over the first twelve months of the contract period.

ABF's operating ratio ("O.R.") remained steady at 94.3% and 95.0% for the three and six month periods ended June 30, 1998, compared to 94.1% and 94.9% for the same periods ending in 1997.

Salaries and wages expense increased 0.8% and 0.4% of revenue for the three and six months ended June 30,1998, when compared to the same periods in 1997. The increases are primarily due to a $750 lump-sum payment made to the non-contractual employees of ABF. The payment made to non-contractual employees was expensed during the second quarter of 1998.

Decreases in operating supplies and expenses of 0.3% and 0.4% of revenue for the three and six months ended June 30, 1998, primarily reflect a decline in fuel prices, which were below the prices for the three and six months ended June 30, 1997, by 17.1% and 15.7%, respectively.

Insurance expense declined 0.3% and 0.4% of revenue for the three and six months ended June 30, 1998, as compared to the three and six months ended June 30, 1997. The decline for each period is attributable to better claims experience, primarily in cargo claims.

ABF's rail usage increased to 15.3% and 14.4% of total miles for the three and six months ended June 30, 1998, as compared to 12.0% and 11.4% for the same periods in 1997. Rents and purchased transportation expenses increased 0.6% and 0.9% as a percent of revenue for the three and six months ended June 30, 1998 over the same periods in 1997, primarily as a result of ABF's increased rail usage.

G.I. Trucking. Revenues increased 28.6% and 27.4% to $31.8 million and $60.4 million for the three and six months ended June 30, 1998 compared to $24.7 million and $47.4 million for the three months and six months ended June 30, 1997. G. I. Trucking has continued to expand its operations, opening new terminal locations in Oklahoma City, OK, Tulsa, OK, Albuquerque, NM, El Paso, TX and Kansas City, MO, since January 1, 1998. G.I. Trucking's tonnage increased 25.0% and 24.4% for the three and six months ended June 30, 1998, from the same periods in 1997.

G.I. Trucking's operating ratio improved to 97.9% and 98.4% for the three and six months ended June 30, 1998, compared to 99.4% and 100.3% for the same periods in 1997. Operating expense improvements as a percent of revenue related to salaries and wages, supplies and expenses, and depreciation and amortization. Offsetting these improvements is an increase in rents and purchased transportation expense as a percent of revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

Salaries and wages expense declined 1.9% and 2.2% as a percent of revenue for the three and six months ended June 30, 1998, when compared to the same periods in 1997. These declines reflect lower pension costs and, in part, the fact that a portion of salaries and wages expense is generally fixed in nature and declines as a percent of revenue with increases in revenue levels.

G.I. Trucking has handled its increased level of business in part by utilizing a higher level of purchased transportation relative to previous periods. As a result, rents and purchased transportation increased 3.6% and 3.0% as a percent of revenue for the three and six months ended June 30, 1998, compared to the same periods in 1997. Increases in rents and purchased transportation are partially offset by decreases in salaries and wages, as well as supplies and expenses which decreased 1.5% and 0.8% as a percent of revenue for the three and six months ended June 30, 1998, when compared to the three and six months ended June 30, 1997. Included in the supplies and expense category are fuel expenses and repairs and maintenance expenses. Both categories are decreasing as a percent of revenue primarily due to the increased use of purchased transportation in G.I. Trucking's business. Depreciation and amortization declines of 0.9% and 1.3% as a percent of revenue for the three and six month periods ended June 30, 1998, when compared to the same periods in 1997, can also be attributed to the fact that G.I. Trucking's growth in revenues utilizes higher levels of purchased transportation.

G.I. Trucking is in the process of adding some new, more efficient revenue equipment. G.I. Trucking's equipment additions began late in the first quarter of 1998. As of June 30, 1998, G.I. Trucking had purchased 114 new tractors and 253 new trailers.

INTERMODAL OPERATIONS. The Company's intermodal operations are conducted primarily by Clipper Group (including Clipper Worldwide).

Clipper Domestic. Revenues from the domestic operation of Clipper Group were $31.8 million and $62.1 million for the three and six months ended June 30, 1998, representing decreases of 14.1% and 12.4% from the three months and six months ended June 30, 1997, which had revenues of $37.1 million and $70.9 million, respectively.

Beginning in the fourth quarter of 1997, Clipper Group's domestic operations were adversely affected by the service problems with the U.S. rail system. This trend continued into the second quarter of 1998, causing decreases in the number of LTL shipments by 4.3% and 4.7% and intermodal shipments by 29.2% and 44.4% for the three and six months ended June 30, 1998, compared to the same periods in 1997. Improvements in rail service are expected to be gradual and rail service problems will likely continue to adversely impact Clipper Group's domestic operations through the remainder of 1998. If rail service is not improved, Clipper Group will continue to be adversely affected beyond 1998.

Clipper Domestic's operating ratio increased to 98.5% and 99.9% for the three and six months ended June 30, 1998, compared to 95.5% and 97.5% for the three and six months ended June 30, 1997. This increase reflects an increase in selling, administrative and general costs of 2.1% and 2.0% as a percent of revenue for the three and six months ended June 30, 1998. Selling, administrative and general costs are primarily fixed in nature and increase as a percentage of revenue with a decline in revenue levels. Clipper Domestic's operating ratio also reflects increased costs of services of 1.0% and 0.5% for the three and six months ended June 30, 1998 as compared to the same periods in 1997. Clipper Domestic has

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

experienced an increase in cost of services from utilizing higher cost modes of transportation (primarily trucks) because of rail service problems.

Clipper International. Clipper International's revenue declined 14.0% and 14.3% to $11.3 million and $22.2 million for the three and six months ended June 30, 1998, when compared to $13.1 million and $25.9 million for the three and six months ended June 30, 1997. Declines in revenues result from a decrease in exports to Asia, a focus on account profitability as well as adverse pricing trends, especially in South America. Clipper International reported operating ratios of 102.9% and 101.8% for the three and six months ended June 30, 1998, compared to 102.0% and 103.0% for the three and six months ended June 30, 1997. The increase in Clipper International's operating ratio for the second quarter results primarily from a 0.9% increase in selling, administrative and general expenses as compared to the second quarter 1997. Selling, administrative and general category of expense includes fixed costs, which increase as a percent of revenue, as revenue declines. Clipper International's operating ratio for the six months ended June 30, 1998, improved when compared to the same period in 1997. This improvement is attributable to lower costs of services reflecting Clipper International's focus on account profitability and lower costs of transportation in some lanes.

TIRE OPERATIONS.

Treadco, Inc. Revenues for the three months and six months ended June 30, 1998 increased 14.5% and 13.8% to $47.1 million and $84.6 million from $41.1 million and $74.3 million for the three and six months ended June 30, 1997. For the three and six months ended June 30, 1998, "same store" sales increased 13.2% and 12.9% and "new store" sales increased 1.3% and 0.9% when compared to the same periods in 1997. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from two new sales locations. Revenues from retreading for the three and six months ended June 30, 1998, increased 9.6% and 11.3% compared to the same periods in 1997. Retread revenue increases resulted primarily from a 8.2% and 10.0% increase in the number of units sold and a slight increase in the sales price per retread, when three and six months ended June 30, 1998 are compared to the same periods in 1997. Revenues from new tire sales increased 14.8% and 13.2% for the three and six months ended June 30, 1998 when compared to the same periods in 1997. Increases in new tire sales result primarily from an increase in the number of new tire units sold of 17.3% and 14.9% for the three and six months ended June 30, 1998, when compared to the same periods in 1997. This increase was offset by a slight decrease in the price per unit of new tires. Service revenues for the three and six months ended June 30, 1998, were up 34.8% and 28.3%, compared to the same periods in 1997. The increase in service revenues results from Treadco's continued emphasis on its service operations.

Treadco's operating ratio improved to 96.8% and 98.9% for the three and six months ended June 30, 1998, from 99.2% and 103.0% for the three and six months ended June 30, 1997. The second quarter 1998 improvement results from a decrease in cost of sales offset by a slight increase in selling, general and administrative costs for the second quarter 1998 compared to the second quarter of 1997. The decrease in cost of sales of 3.4% of revenue resulted primarily from lower new-tire costs and retread production efficiencies resulting from higher sales levels, which allowed higher production volume. The increase selling, administrative, and general expenses of 1.1% resulted from Treadco's implementation of a gross profit-based commission plan for its salesmen effective January 1, 1998. The improvement in the operating ratio for the six months ended June 30, 1998 compared to the six months ended June 30,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

1997, results from reduced costs of sales. Improvements in costs of sales of 3.8% as a percent of revenue resulted primarily from lower new tire costs and retread production efficiencies resulting from higher sales levels, which allowed higher production volume.

INTEREST. Interest expense was $4.5 million and $9.0 million for three months and six months ended June 30, 1998, compared to $6.8 million and $13.8 million for the three months and six months ended June 30, 1997. Interest expense declined primarily due to a reduction of outstanding debt and lower interest rates, from the same periods in 1997.

INCOME TAXES. The difference between the effective tax rate for the three and six months ended June 30, 1998, and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, and other net nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1998 was $26.9 million compared to net cash provided by operations of $35.4 million for the six months ended June 30, 1997. The decrease is due primarily to payments on loss, injury and damage claims, the majority of which are claims of WorldWay Corporation subsidiaries incurred prior to 1995. In addition, the Company resumed income tax payments in 1998 whereas in 1997 income taxes paid were nominal due to available net operating loss carryovers. Cash provided by operations, proceeds from asset sales of $9.5 million and borrowings were used to purchase revenue equipment and other assets in the amount of $39.7 million, million during the six months ended June 30, 1998. During the six months ended June 30, 1997, cash was provided by the sale of assets was $26.6 million and asset purchases were $5.4 million.

The Company is party to a new five-year, $250 million, Credit Agreement with Societe Generale, Southwest Agency, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents which became effective June 12, 1998 (See Note
H). The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit).

At June 30, 1998, there were $139.0 million of Revolver Advances and approximately $45.9 million of letters of credit outstanding. At June 30, 1998, the Company had approximately $65.1 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, disposition of assets and capital expenditures as well as requiring the Company to meet certain quarterly financial ratio tests.

In February, 1998, the Company entered into an interest rate swap effective April 1, 1998, on a notional amount of $110 million. The purpose of the swap was to limit the Company's exposure to increases in interest rates from current levels on $110 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap will be 5.845% plus the Credit Agreement margin, which was 0.875% at June 30, 1998.

Since January 1, 1998, a subsidiary of the Company, ABF, has entered into approximately $14 million in capitalized lease obligations for the purchase of revenue equipment.

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

YEAR 2000

Management of the Company has considered the impact of the Year 2000 on its business operations. The Company commenced the Year 2000 conversion in 1996 and is at various stages of completion. The most significant project is the revision of the mainframe system. This project has completed the renovation phase and will be tested during 1998, with a planned completion date of December 31, 1998. The impact on the Company's financial condition and cash flows is expected to be immaterial for all years. The Company has not identified any significant risks or uncertainties associated with the Year 2000 rollover.

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

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding, which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self retention levels against certain risks arising out of the normal course of its business (see Note F to the Company's Unaudited Consolidated Financial Statements).

ITEM 2. CHANGES IN SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on May 7, 1998. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of this proposal are as follows:

             Directors                 Votes For                  Votes Withheld
          Robert A. Young III          17,405,589                       125,659
          Frank Edelstein              17,402,389                       128,859

         The second proposal was to approve a resolution to amend the Arkansas Best Corporation 1992 Stock Option Plan. This proposal received 15,146,953 votes for adoption, 2,078,438 against adoption, 305,857 abstentions and -0- broker non-votes.

         The third proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 1998. This proposal received 17,250,982 votes for adoption, 25,772 votes against adoption, 254,493 abstentions and -0- broker non-votes.

ITEM 5. OTHER INFORMATION.

         The Company entered into a new five-year, $250 million Credit Agreement, effective June 12, 1998 with Societe Generale, Southwest Agency, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas) N.A., as Co-Documentation Agents.

                                    PART II.
                                OTHER INFORMATION
                     ARKANSAS BEST CORPORATION -- Continued


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS.

         10.2 $250 million Credit Agreement dated as of June 12, 1998 with Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

         27  Financial Data Schedule

         (B)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                ARKANSAS BEST CORPORATION
                                                          (Registrant)

Date:  August 3, 1998                           /s/ David E. Loeffler
                                                --------------------------------
                                                David E. Loeffler
                                                Vice President-Treasurer,
                                                Chief Financial Officer
                                                and Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                            SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                             EXHIBIT                      PAGE
-------                            -------                  ------------

10.2                          Credit Agreement

27                            Financial Data Schedule