Form 10-Q
period 1998-09-30
ARKANSAS BEST CORP /DE/
filed 1998-11-12
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1998
                                                 ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

       Commission file number  0-19969
                              ---------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at October 30 , 1998
---------------------------------           ----------------------------------
  Common Stock, $.01 par value                        19,610,213 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX


                                                                                                                    PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets --
                       September 30, 1998 and December 31, 1997 ..............................................        3

                    Consolidated Statements of Operations --
                      For the Three and Nine Months Ended September 30, 1998 and 1997 ........................        5

                    Consolidated Statements of Shareholders' Equity
                      For the Nine Months Ended September 30, 1998  ..........................................        7

                    Condensed Consolidated Statements of Cash Flows --
                      For the Nine Months Ended September 30, 1998 and 1997 ..................................        8

                    Notes to Consolidated Financial Statements - September 30, 1998 ..........................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       16

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       27

     Item 2.        Changes in Securities ....................................................................       27

     Item 3.        Defaults Upon Senior Securities ..........................................................       27

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       27

     Item 5.        Other Information ........................................................................       27

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       28

SIGNATURES               .....................................................................................       29

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30         DECEMBER 31
                                                                            1998                1997
                                                                      ---------------      ---------------
                                                                                   ($ THOUSANDS)
                                                                        (UNAUDITED)             NOTE

ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................     $         4,405      $         7,203
   Trade receivables, less allowances
   (1998 -- $7,603,000; 1997 -- $7,603,000) .....................             187,600              175,693
   Inventories ..................................................              31,509               30,685
   Prepaid expenses .............................................              14,961               14,456
   Deferred Income taxes ........................................               5,597                5,584
   Other ........................................................               5,406                3,275
                                                                      ---------------      ---------------
   TOTAL CURRENT ASSETS .........................................             249,478              236,896

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ..........................................             214,935              212,847
   Revenue equipment ............................................             253,150              207,471
   Manufacturing equipment ......................................              17,334               18,891
   Service, office and other equipment ..........................              72,838               64,598
   Leasehold improvements .......................................               7,578                7,281
                                                                      ---------------      ---------------
                                                                              565,835              511,088
Less allowances for depreciation and amortization ...............            (247,046)            (225,733)
                                                                      ---------------      ---------------
                                                                              318,789              285,355

OTHER ASSETS ....................................................              35,340               41,999

ASSETS HELD FOR SALE ............................................               2,482                3,342

GOODWILL, less amortization (1998 -- $35,259,000
      1997 -- $31,867,000) ......................................             126,166              130,747
                                                                      ---------------      ---------------
                                                                      $       732,255      $       698,339
                                                                      ===============      ===============

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS - Continued
--------------------------------------------------------------------------------

                                                                            SEPTEMBER 30          DECEMBER 31
                                                                                1998                  1997
                                                                           ---------------      ---------------
                                                                                       ($ THOUSANDS)
                                                                            (UNAUDITED)                NOTE


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft ....................................................        $         9,875      $        13,801
Bank drafts payable ..................................................               1,528                1,172
Trade accounts payable ...............................................              80,626               77,403
Accrued expenses .....................................................             155,514              157,622
Federal and state income taxes .......................................               1,200                1,222
Current portion of long-term debt ....................................              17,406               16,484
                                                                           ---------------      ---------------
   TOTAL CURRENT LIABILITIES .........................................             266,149              267,704

LONG-TERM DEBT, less current portion .................................             224,956              202,604

OTHER LIABILITIES ....................................................              19,625               21,921

DEFERRED INCOME TAXES ................................................              25,642               24,448

MINORITY INTEREST IN TREADCO, INC ....................................              30,726               32,600


SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ........................                  15                   15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 1998:  19,610,213 shares;
      1997:  19,596,213 shares .......................................                 196                  196
   Additional paid-in capital ........................................             193,117              192,910
   Retained earnings (deficit) .......................................             (28,171)             (44,059)
                                                                           ---------------      ---------------
      TOTAL SHAREHOLDERS' EQUITY .....................................             165,157              149,062

COMMITMENTS AND CONTINGENCIES
                                                                           ---------------      ---------------

                                                                           $       732,255      $       698,339
                                                                           ---------------      ---------------

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

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30                       SEPTEMBER 30
                                                                 1998              1997              1998              1997
                                                            ------------------------------------------------------------------
                                                                           ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   LTL motor carrier operations .......................     $    335,173      $    328,767      $    969,458      $    936,791
   Truckload motor carrier operations .................               --                --                --            39,366
   Intermodal operations ..............................           41,089            47,585           121,482           141,003
   Tire operations ....................................           51,521            46,169           135,044           119,277
   Service and other ..................................            3,742             2,768            10,306             7,145
                                                            ------------      ------------      ------------      ------------
                                                                 431,525           425,289         1,236,290         1,243,582
                                                            ------------      ------------      ------------      ------------

OPERATING EXPENSES AND COSTS
   LTL motor carrier operations .......................          315,044           309,033           919,093           888,298
   Truckload motor carrier operations .................               --                --                --            37,304
   Intermodal operations ..............................           42,812            46,420           123,648           138,869
   Tire operations ....................................           50,315            45,423           133,242           120,862
   Service and other ..................................            3,899             2,766            10,940             7,258
                                                            ------------      ------------      ------------      ------------
                                                                 412,070           403,642         1,186,923         1,192,591
                                                            ------------      ------------      ------------      ------------
OPERATING INCOME ......................................           19,455            21,647            49,367            50,991

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property
     and non-revenue equipment ........................             (191)           (2,333)            1,156            (4,147)
   Gain on sale of Cardinal Freight Carriers ..........               --             8,985                --             8,985
   Interest expense ...................................           (4,627)           (5,260)          (13,636)          (19,100)
   Minority interest in Treadco, Inc. .................             (341)             (228)             (471)              826
   Other, net .........................................             (579)           (2,155)           (4,023)           (5,255)
                                                            ------------      ------------      ------------      ------------
                                                                  (5,738)             (991)          (16,974)          (18,691)
                                                            ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ..............................           13,717            20,656            32,393            32,300

FEDERAL AND STATE INCOME TAXES ........................            5,624            11,398            13,281            16,185
                                                            ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS .....................            8,093             9,258            19,112            16,115
                                                            ------------      ------------      ------------      ------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax
    benefits of $208 and $1,476 for the three and
    nine months ended September 30,1997) ..............               --              (363)               --            (2,529)

   Loss on disposal of discontinued operations
   (net of tax benefits of $605 for the three and
   nine months ended September 30, 1997) ..............               --            (3,093)               --            (3,093)
                                                            ------------      ------------      ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS .....................               --            (3,456)               --            (5,622)
                                                            ------------      ------------      ------------      ------------

NET INCOME ............................................            8,093             5,802            19,112            10,493
   Preferred stock dividends ..........................            1,075             1,075             3,224             3,224
                                                            ------------      ------------      ------------      ------------

NET INCOME FOR COMMON SHAREHOLDERS ....................     $      7,018      $      4,727      $     15,888      $      7,269
                                                            ============      ============      ============      ============

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited) - Continued
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30                           SEPTEMBER 30
                                                             1998               1997                  1998               1997
                                                       ---------------     ---------------      ---------------     ---------------
                                                                             ($ thousands, except per share data)

EARNINGS (LOSS) PER COMMON SHARE
BASIC:
Continuing operations (1) ........................     $          0.36     $          0.42      $          0.81     $          0.66
Discontinued operations ..........................                  --               (0.18)                  --               (0.29)
                                                       ---------------     ---------------      ---------------     ---------------
NET INCOME (1) ...................................     $          0.36     $          0.24      $          0.81     $          0.37
                                                       ---------------     ---------------      ---------------     ---------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ..............................          19,610,213          19,556,633           19,608,546          19,521,860
                                                       ===============     ===============      ===============     ===============

Diluted:
Continuing operations (2) ........................     $          0.34     $          0.39      $          0.80     $          0.65
Discontinued operations ..........................                  --               (0.15)                  --               (0.28)
                                                       ---------------     ---------------      ---------------     ---------------
NET INCOME  (2) ..................................     $          0.34     $          0.24      $          0.80     $          0.37
                                                       ---------------     ---------------      ---------------     ---------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) ............................          23,606,484          23,845,064           19,980,164          19,708,418
                                                       ===============     ===============      ===============     ===============
CASH DIVIDENDS PAID PER COMMON SHARE .............     $          0.00     $          0.00      $          0.00     $          0.00
                                                       ===============     ===============      ===============     ===============

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.

(2) For the nine months ended September 30, 1998 and 1997, consideration is given to preferred dividends of $3.2 million. For the three months ended September 30, 1998 and 1997, conversion of preferred shares into common is assumed. Conversion of preferred shares would be anti-dilutive for all other periods presented.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                      ACCUMULATED
                                                                                     ADDITIONAL         RETAINED         OTHER
                                                    PREFERRED          COMMON          PAID-IN          EARNINGS     COMPREHENSIVE
                                                      STOCK             STOCK          CAPITAL          (DEFICIT)    INCOME (NOTE)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 ($ thousands)

BALANCES AT JANUARY 1, 1998 .................     $         15     $        196     $    192,910     $    (43,788)    $       (271)
Net income ..................................               --               --               --           19,112               --
Issuance of common stock ....................               --               --               89               --               --
Dividends on preferred stock ................               --               --               --           (3,224)              --
Tax effect of stock options exercised .......               --               --              118               --               --
                                                  ------------     ------------     ------------     ------------     ------------
BALANCES AT SEPTEMBER 30, 1998 ..............     $         15     $        196     $    193,117     $    (27,900)    $       (271)
                                                  ============     ============     ============     ============     ============

NOTE: Included in retained earnings in the accompanying consolidated balance sheet.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30
                                                                          1998             1997
                                                                      ------------------------------
                                                                               ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ....................     $     40,555      $     60,946

INVESTING ACTIVITIES
   Purchases of property, plant and equipment
     less capitalized leases ....................................          (48,472)           (9,448)
   Purchase of Treadco stock ....................................           (1,132)               --
   Proceeds from asset sales ....................................           14,341            31,781
   Net proceeds from the sale of Cardinal Freight Carriers, Inc.                --            36,467
   Net proceeds form the sale of The Complete Logistics Company .               --             2,403
                                                                      ------------      ------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ................          (35,263)           61,203

FINANCING ACTIVITIES
   Deferred financing costs and expenses ........................             (731)           (1,164)
   Borrowings under revolving credit facilities .................          424,925           328,185
   Payments under revolving credit facilities ...................         (394,625)         (392,985)
   Payments on long-term debt ...................................          (17,598)          (12,525)
   Payments under term loan facilities ..........................          (13,000)          (42,448)
   Dividends paid ...............................................           (3,224)           (3,224)
   Other ........................................................           (3,837)              206
                                                                      ------------      ------------
NET CASH USED BY FINANCING ACTIVITIES ...........................           (8,090)         (123,955)
                                                                      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................           (2,798)           (1,806)
   Cash and cash equivalents at beginning of period .............            7,203             1,806
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $      4,405      $         --
                                                                      ============      ============

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

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

Approximately 79% of ABF's employees are covered under a new five-year collective bargaining agreement which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT"). The agreement was reached February 9, 1998, and approved by vote of IBT members on April 9, 1998.


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


The differences between the effective tax rate for the three and nine months ended September 30, 1998, and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, and other nondeductible expenses. In addition, for the third quarter and the nine-month period of 1997, income taxes exceeded the expected amount by an additional $3.5 million, which is attributable to a lower tax basis than accounting basis for goodwill related to Cardinal Freight.


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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

Results of operations of the logistics segment have been reported as discontinued operations as of September 30, 1997 and the statements of operations for all prior periods have been restated to remove revenue and expenses of the logistics segment. Results of the logistics operations segment included in discontinued operations are summarized as follows:

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30                          SEPTEMBER 30
                                                    1998                 1997             1998                  1997
                                             -----------------------------------------------------------------------------
                                                                              ($ thousands)
Revenues ...............................     $          --       $         5,587      $          --       $        29,812
Operating loss .........................                --                  (476)                --                (3,516)
Pre-tax loss ...........................                --                  (571)                --                (4,005)


NOTE D - INVENTORIES

                                                                           SEPTEMBER 30     DECEMBER 31
                                                                              1998             1997
                                                                           -----------------------------
                                                                                    ($ thousands)

Finished goods .......................................................     $     23,505     $     22,392
Materials ............................................................            5,381            4,934
Repair parts, supplies and other .....................................            2,623            3,359
                                                                           ------------     ------------
                                                                           $     31,509     $     30,685
                                                                           ============     ============

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- Continued
--------------------------------------------------------------------------------

NOTE E - OPERATING EXPENSES AND COSTS

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                     SEPTEMBER 30                      SEPTEMBER 30
                                                                1998            1997              1998             1997
                                                            -----------      -----------      -----------      -----------
                                                                                    ($ THOUSANDS)

LTL Motor Carrier Operations:
   Salaries and wages .................................     $   215,456      $   213,122      $   633,967      $   615,339
   Supplies and expenses ..............................          30,262           30,714           89,287           90,870
   Operating taxes and licenses .......................           9,707           10,781           30,283           31,767
   Insurance ..........................................           5,838            6,023           17,546           18,847
   Communications and utilities .......................           7,397            7,385           21,537           21,075
   Depreciation and amortization ......................           8,319            7,632           23,983           25,098
   Rents and purchased transportation .................          35,896           31,518           97,081           81,252
   Other ..............................................           2,637            2,350            7,558            6,147
   (Gain) on sale of revenue equipment ................            (468)            (492)          (2,149)          (2,097)
                                                            -----------      -----------      -----------      -----------
                                                                315,044          309,033          919,093          888,298
Truckload Motor Carrier Operations:
   Salaries and wages .................................            --               --               --             14,310
   Supplies and expenses ..............................            --               --               --              7,257
   Operating taxes and licenses .......................            --               --               --              3,543
   Insurance ..........................................            --               --               --              1,677
   Communications and utilities .......................            --               --               --                589
   Depreciation and amortization ......................            --               --               --              1,910
   Rents and purchased transportation .................            --               --               --              7,741
   Other ..............................................            --               --               --                275
   Loss on sale of revenue equipment ..................            --               --               --                  2
                                                            -----------      -----------      -----------      -----------
                                                                   --               --               --             37,304
Intermodal Operations:
   Cost of services ...................................          35,901           39,421          103,195          117,894
   Selling, administrative and general ................           6,911            6,999           20,517           20,975
   (Gain) on sale of revenue equipment ................            --               --                (64)            --
                                                            -----------      -----------      -----------      -----------
                                                                 42,812           46,420          123,648          138,869
Tire Operations:
   Cost of services ...................................          36,620           33,383           95,813           87,908
   Selling, administrative and general ................          13,695           12,040           37,429           32,954
                                                            -----------      -----------      -----------      -----------
                                                                 50,315           45,423          133,242          120,862

Service and other: ....................................           3,899            2,766           10,940            7,258
                                                            -----------      -----------      -----------      -----------
                                                            $   412,070      $   403,642      $ 1,186,923      $ 1,192,591
                                                            ===========      ===========      ===========      ===========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- Continued
--------------------------------------------------------------------------------

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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 94 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that will require the Company to upgrade its underground tank systems by December 1998. The Company currently estimates that such upgrades, which are currently in progress, will not have a material adverse effect on the Company.

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

As of September 30, 1998, the Company has accrued approximately $3.6 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on present environmental regulations.

NOTE G - INTEREST RATE SWAP

In February 1998, the Company entered into an interest-rate swap effective April 1, 1998, on a notional amount of $110 million. The swap agreement has a term of seven years with an interest rate of 5.845% plus the Credit Agreement margin, which was .625% as of September 30, 1998. The Company entered into the interest-rate swap agreement to fix the interest rate on a portion of its outstanding credit agreement debt. The interest-rate swap agreement has been designated with all or a portion of the outstanding balance and expected term of revolving credit debt. The agreement involves the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual accounting method). The related amount payable to or receivable from counterparties is included in other liabilities or assets. The fair value of the swap agreement and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)- Continued
--------------------------------------------------------------------------------

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

Any swap agreements, or portions thereof, that are not designated with outstanding debt or notional amounts (or durations) of interest-rate swap agreements in excess of the principal amounts (or expected maturities) of the underlying debt obligations will be recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method).

NOTE H - CREDIT AGREEMENT

On June 12, 1998, the Company entered into a new senior five-year revolving credit agreement ("Credit Agreement") in the amount of $250 million, which includes a $75 million sublimit for the issuance of letters of credit. The parties to the Credit Agreement are the Company, Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A. as Co-Documentation Agents, as well as five other participating banks. The Company's previous $347 million credit agreement was terminated upon entering into the new Credit Agreement. The Credit Agreement contains covenants limiting, among other things, indebtedness, distributions, dispositions of assets, and capital expenditures as well as requiring the Company to meet certain quarterly financial ratio tests. Interest rates under the agreement are at variable rates as defined by the Credit Agreement.

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The proposal superseded FASB Statement No. 14 on segments. The Statement is effective December 31, 1998. The Company is currently evaluating the impact that the Statement will have on its business segment reporting.

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

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for the

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

Company in 2000. The Company is evaluating the impact the Statement will have on its financial statements and disclosures.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires the classification components of other comprehensive income by their nature in financial statements and display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the consolidated financial statements. The Company adopted FASB Statement No. 130 on January 1, 1998. Comprehensive income was the same as net income for the periods ended September 30, 1997 and 1998.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30                        SEPTEMBER 30
                                                           1998              1997              1998              1997
                                                       ------------      ------------      ------------      ------------

NUMERATOR:
   Numerator for basic earnings per share --
      Net income .................................     $      8,093      $      5,802      $     19,112      $     10,493
      Preferred stock dividends ..................           (1,075)           (1,075)           (3,224)           (3,224)
                                                       ------------      ------------      ------------      ------------
   Numerator for basic earnings per share --
      Net income available to
      common shareholders ........................            7,018             4,727            15,888             7,269
   Effect of dilutive securities (1) .............            1,075             1,075              --                --
                                                       ------------      ------------      ------------      ------------
   Numerator for diluted earnings per share --
      Net income available
      to common shareholders .....................     $      8,093      $      5,802      $     15,888      $      7,269
                                                       ============      ============      ============      ============
DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares .......       19,610,213        19,556,633        19,608,546        19,521,860

   Effect of dilutive securities:
      Conversion of preferred stock ..............        3,796,852         3,796,852              --                --
      Employee stock options .....................          199,419           491,579           371,618           186,558
                                                       ------------      ------------      ------------      ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion ..............       23,606,484        23,845,064        19,980,164        19,708,418
                                                       ============      ============      ============      ============

EARNINGS (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations .........................     $       0.36      $       0.42      $       0.81      $       0.66
   Discontinued operations .......................             --               (0.18)             --               (0.29)
                                                       ------------      ------------      ------------      ------------
NET INCOME PER SHARE .............................     $       0.36      $       0.24      $       0.81      $       0.37
                                                       ============      ============      ============      ============

AVERAGE COMMON SHARES
OUTSTANDING (BASIC): .............................       19,610,213        19,556,633        19,608,546        19,521,860
                                                       ============      ============      ============      ============

DILUTED:
   Continuing operations .........................     $       0.34      $       0.39      $       0.80      $       0.65
   Discontinued operations .......................             --               (0.15)             --               (0.28)
                                                       ------------      ------------      ------------      ------------
NET INCOME PER SHARE .............................     $       0.34      $       0.24      $       0.80      $       0.37
                                                       ============      ============      ============      ============

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED): ...........................       23,606,484        23,845,064        19,980,164        19,708,418
                                                       ============      ============      ============      ============

CASH DIVIDENDS PAID
PER COMMON SHARE .................................     $       --        $       --        $       --        $       --
                                                       ============      ============      ============      ============

(1) For the three months ended September 30, 1998 and 1997, conversion of preferred shares into common is assumed. Conversion of preferred shares would be anti-dilutive for all other periods presented.

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

During the third quarter of 1998, the Company increased its percentage ownership of Treadco, Inc. approximately 3% to 49%, by purchasing 177,500 shares for approximately $1.1 million. The Company's consolidated financial statements reflect full consolidation of the accounts of Treadco, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls Treadco through stock ownership, board representation and management services provided under a transition services agreement.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------


                                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
OPERATING EXPENSES AND COSTS                                        SEPTEMBER 30                             SEPTEMBER 30
                                                               1998             1997                   1998               1997
------------------------------------------------------------------------------------------------------------------------------
ABF FREIGHT SYSTEM, INC ..........................
Salaries and wages ...............................               65.8%              66.1%              67.2%              67.0%
Supplies and expenses ............................               10.4               10.5               10.7               10.9
Operating taxes and licenses .....................                2.9                3.4                3.2                3.4
Insurance ........................................                1.7                1.6                1.7                1.8
Communications and utilities .....................                1.2                1.2                1.2                1.2
Depreciation and amortization ....................                2.2                1.9                2.1                2.2
Rents and purchased transportation ...............                8.9                8.3                8.2                7.4
Other ............................................                0.6                0.6                0.4                0.6
(Gain) on sale of revenue equipment ..............               (0.2)              (0.2)              (0.2)              (0.2)
                                                         ------------       ------------       ------------       ------------
                                                                 93.5%              93.4%              94.5%              94.3%

G.I. TRUCKING COMPANY
Salaries and wages ...............................               47.5%              46.1%              46.9%              47.8%
Supplies and expenses ............................                8.3                9.1                8.6                9.4
Operating taxes and licenses .....................                1.8                2.0                2.0                2.0
Insurance ........................................                1.9                3.8                3.1                3.9
Communications and utilities .....................                1.4                1.3                1.3                1.4
Depreciation and amortization ....................                2.6                2.9                2.5                3.5
Rents and purchased transportation ...............               32.0               29.5               31.4               28.6
Other ............................................                2.1                2.2                2.4                2.5
(Gain) on sale of revenue equipment ..............                0.0                0.0               (0.1)               0.0
                                                         ------------       ------------       ------------       ------------
                                                                 97.6%              96.9%              98.1%              99.1%

CARDINAL FREIGHT CARRIERS
Salaries and wages ...............................                0.0%               0.0%               0.0%              36.3%
Supplies and expenses ............................                0.0                0.0                0.0               18.4
Operating taxes and licenses .....................                0.0                0.0                0.0                9.0
Insurance ........................................                0.0                0.0                0.0                4.3
Communications and utilities .....................                0.0                0.0                0.0                1.5
Depreciation and amortization ....................                0.0                0.0                0.0                4.8
Rents and purchased transportation ...............                0.0                0.0                0.0               19.7
Other ............................................                0.0                0.0                0.0                0.7
                                                         ------------       ------------       ------------       ------------
                                                                  0.0%               0.0%               0.0%              94.7%

CLIPPER DOMESTIC
Cost of services .................................               88.5%              83.5%              87.4%              85.4%
Selling, administrative & general ................               12.7               11.2               13.0               11.1
(Gain) on sale of revenue equipment ..............                0.0                0.0               (0.1)               0.0
                                                         ------------       ------------       ------------       ------------
                                                                101.2%              94.7%             100.3%              96.5%

CLIPPER INTERNATIONAL
Cost of services .................................               84.9%              82.8%              79.8%              80.5%
Selling, administrative & general ................               26.4               22.8               25.2               23.4
(Gain) on sale of revenue equipment ..............                0.0                0.0                0.0                0.0
                                                         ------------       ------------       ------------       ------------
                                                                111.3%             105.6%             105.0%             103.9%

TREADCO, INC .....................................
Cost of sales ....................................               71.1%              72.4%              70.9%              73.8%
Selling, administrative & general ................               26.2               25.6               27.4               27.2
                                                         ------------       ------------       ------------       ------------
                                                                 97.3%              98.0%              98.3%             101.0%

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated revenues from continuing operations of the Company for the three months ended September 30, 1998 increased 1.5% from the same period in 1997, primarily due to increases in tire operations revenues and LTL operations revenues offset by decreases in intermodal revenues. For the nine months ended September 30, 1998, revenues from continuing operations decreased .6%, when compared to the same period in 1997, due to decreases in intermodal revenues and the sale of Cardinal Freight Carriers on July 15, 1997, which had 1997 revenues of $39.4 million. Increases in tire operations revenues and LTL revenues offset a portion of the decline. The Company's operating income from continuing operations for the third quarter 1998 declined 10.1%, or $2.2 million. The decline was caused by intermodal operations which had a decline of $2.8 million. The Company's operating income from continuing operations for the nine months ended September 30, 1998, decreased 3.2% when compared to the same period in 1997. This decrease relates to declines due to the sale of Cardinal, which had $2.0 million of operating income in 1997, and declines in intermodal operating income offset by significantly improved operating results in tire operations and LTL operations from the same periods in 1997. The Company's income from continuing operations for the third quarter of 1998 decreased 12.6% when compared to the same period in 1997, primarily because of the gain on the sale of Cardinal reported during the third quarter 1997. The Company's income from continuing operations for the nine months ended September 30, 1998, increased 18.6% compared to the nine months ended September 30, 1997. This improvement results primarily from a significant decrease in interest expense for the nine months ended September 30, 1998, as compared to the same period in 1997, and gains of $1.2 million on the sale of property in 1998 compared to losses of $4.1 million in 1997, offset in part by the gain on the sale of Cardinal in 1997.

The Company had losses from discontinued operations during the three and nine months ended September 30, 1997. See Note C - Discontinued Operations.

Overall, the Company had improvements in net income of 39.5% and 82.2%, respectively, for the three and nine months ended September 30, 1998, compared to the prior year.

MOTOR CARRIER OPERATIONS

The Company's LTL motor carrier operations are conducted by ABF (including the U.S., Canadian and Puerto Rican affiliates of ABF) and G.I. Trucking.

ABF. Effective January 1, 1998 and 1997, ABF implemented overall rate increases of 5.3% and 5.5% respectively. Revenues for the three and nine months ended September 30, 1998, were $303.0 million and $877.1 million, respectively, compared to revenues for the three and nine months ended September 30, 1997, of $302.3 million and $863.3 million. ABF generated operating income for the three and nine months ended September 30, 1998, of $19.5 million and $48.0 million compared to operating income for the three and nine months ended September 30, 1997, of $20.0 million and $48.9 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

ABF accounted for 90.4% of LTL revenues for both the three and nine months ended September 30, 1998. ABF's revenues increased slightly, .2% and 1.6% for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. ABF's LTL revenue per hundredweight increased 2.7% and 3.8%, respectively, to $18.24 and $18.24 for the three and nine months ended September 30, 1998, when compared to the three and nine months ended September 30, 1997. Revenue per hundredweight increases reflect a continuing favorable pricing environment. ABF's tonnage declined slightly, 2.1% and 1.8%, for the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Tonnage declines for the three months ended September 30, 1998, reflect additional business handled during the UPS strike in the third quarter of 1997. Tonnage declines for the nine months ended September 30, 1998, when compared to the same period in 1997, reflect some freight diversions caused by customer concerns regarding labor contract negotiations, as well as UPS freight handled in the 1997 third quarter.

The IBT voted in favor of a new labor contract on April 9, 1998. The contract is for a five-year term and results in an average annual wage and benefit increases of approximately 2.3% including a lump-sum payment of $750 for the first contract year for all active employees who are IBT members. The lump-sum payment is being amortized over the first twelve months of the contract period.

ABF's operating ratio ("O.R.") remained steady at 93.5% and 94.5% for the three and nine months ended September 30, 1998, respectively, compared to 93.4% and 94.3% for the same periods in 1997.

Salaries and wages expense decreased .3% as a percent of revenue for the three months ended September 30, 1998, when compared to the same period in 1997. Salaries and wages increased due to a $750 lump-sum payment made to the non-contractual employees of ABF, which is being amortized monthly over the contract period. This increase is offset by lower costs for labor and paid time off for vacations and holidays, due, in part, to an increase in utilization of rail for freight transportation. Rail usage increased to 20.1% and 16.4% of total miles, respectively, during the three months and nine months ended September 30, 1998, as compared to 15.4% and 12.3% for the same periods in 1997.

Decreases in operating taxes and licenses of .5% as a percent of revenue for the three months ended September 30, 1998, primarily reflect a decrease in fuel taxes. Fuel tax expense has declined because of higher utilization of rail, as well as reduced consumption of fuel due to better average tractor miles per gallon.

Depreciation and amortization increased .3% as a percent of revenue for the third quarter 1998 as compared to the third quarter 1997. A part of ABF's road tractor fleet was under operating leases in the third quarter of 1997. Certain of these leased tractors were replaced with tractors acquired under capital leases in the second quarter of 1998.

As described above, ABF's rail usage increased in the three and nine months ended September 30, 1998, compared to the same periods in 1997. Rents and purchased transportation expenses increased .6% and .8% as a percent of revenue for the three and nine months ended September 30, 1998, over the same periods in 1997, primarily due to the increase in rail usage. This increase was offset, in part, by declines in operating lease expense reflecting ABF's reduction in leased road and city tractors.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

G.I. Trucking. Revenues increased 21.4% and 25.3%, respectively, to $32.3 million and $92.7 million, for the three and nine months ended September 30, 1998, compared to $26.6 million and $74.0 million, respectively, for the three and nine months ended September 30, 1997. G.I. Trucking has continued to expand its operations, opening new terminal locations in Oklahoma City, OK; Tulsa, OK; Albuquerque, NM; El Paso, TX; and Kansas City, MO, since January 1, 1998. G.I. Trucking's tonnage increased 21.1% and 23.3%, respectively, for the three and nine months ended September 30, 1998, from the same periods in 1997.

G.I.'s operating ratio increased to 97.6% for the three months ended September 30, 1998, compared to 96.9% for the third quarter 1997. For the nine months ended September 30, 1998, G.I.'s operating ratio improved to 98.1%, compared to 99.1% for the nine months ended September 30, 1997.

Salaries and wages expense increased 1.4% as a percent of revenue for the three months ended September 30, 1998, when compared to the same period in 1997. This increase is due primarily to increases in labor costs related to the opening of five new terminals and poor experience with health claims offset, in part, by lower pension costs. For the nine months ended September 30, 1998, salaries and wages expense declined .9% as a percent of revenue, when compared to the same period in 1997. This decline reflects lower pension costs and, in part, the fact that a portion of salaries and wages expense is generally fixed in nature and declines as a percent of revenue with increases in revenue levels.

Supplies and expenses decreased .8% as a percent of revenue for both the three and nine months ended September 30, 1998, when compared to the same periods in 1997. This decrease relates to lower repair and maintenance costs on revenue equipment. Equipment purchased in 1998 to replace some older equipment accounted for a portion of the lower repair and maintenance costs.

Insurance expense declined 1.9% and .8% as a percent of revenue for the three and nine months ended September 30, 1998, when compared to the same periods in 1997. This improvement is due primarily to a decrease in liability insurance rates and better claims experience for workers' compensation claims.

G.I. Trucking has handled its increased level of business in part by utilizing a higher level of purchased transportation relative to previous periods. As a result, rents and purchased transportation increased 2.5% and 2.8% as a percent of revenue for the three and nine months ended September 30, 1998, compared to the same periods in 1997. Depreciation and amortization decreased .3% and 1% as a percent of revenue for the three and nine months ended September 30, 1998, compared to the same periods in 1997. This change is attributable to the fact that G.I. Trucking's growth in revenues, through the nine-month period ended September 30, 1998, utilizes higher levels of purchased transportation, resulting in a decrease in depreciation expense. This decrease is offset, in part, by added depreciation related to current year capital expenditures. As of September 30, 1998, G.I. Trucking had purchased 114 new tractors and 253 new trailers.

INTERMODAL OPERATIONS

The Company's intermodal operations are conducted primarily by Clipper Group (including Clipper Worldwide).

Clipper Domestic. Revenues from the domestic operation of Clipper Group were $31.6 million and $93.7 million for the three and nine months ended September 30, 1998, respectively, representing decreases of 14.1% and 13.0%, respectively, from the three and nine months ended September 30, 1997, which were $36.8 million and $107.6 million, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

Since the fourth quarter of 1997, Clipper Group's domestic operations have been adversely affected by the service problems with the U.S. rail system. This trend continued in the third quarter of 1998, causing decreases in the number of LTL shipments by 6.7% and 5.4% and intermodal shipments by 47.6% and 45.5% for the three and nine months ended September 30, 1998, compared to the same periods in 1997. Improvements in rail service are expected to be gradual, and rail service problems will likely continue to adversely impact Clipper Group's domestic operations through at least the remainder of 1998. If rail service is not improved, Clipper Group will continue to be adversely affected beyond 1998.

Clipper Domestic's operating ratio increased to 101.2% and 100.3% for the three and nine months ended September 30, 1998, compared to 94.7% and 96.5% for the three and nine months ended September 30, 1997. This increase reflects an increase in cost of services of 5% and 2% as a percent of revenue for the three and nine months ended September 30, 1998, as compared to the same periods in 1997. Clipper Domestic has experienced an increase in cost of services from utilizing higher cost modes of transportation (primarily trucks) because of rail service problems as well as increases in rail service costs. Clipper Domestic's operating ratio also reflects increased selling, administrative and general costs of 1.4% and 1.9% as a percent of revenue for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. Selling, administrative and general costs are primarily fixed in nature and increase as a percentage of revenue with a decline in revenue levels.

Clipper International. Clipper International's revenue declined 12.2% and 13.6% to $11.1 million and $33.3 million, respectively, for the three and nine months ended September 30, 1998, compared to $12.7 million and $38.6 million, respectively, for the three and nine months ended September 30, 1997. Declines in revenues result from a decrease in exports to Asia and a focus on account profitability, as well as adverse pricing trends, especially in South America. Clipper International reported operating ratios of 111.3% and 105.0% for the three and nine months ended September 30, 1998, compared to 105.6% and 103.9% for the three and nine months ended September 30, 1997. This increase results primarily from an increase in selling, administrative and general costs of 3.4% and 1.7% as a percent of revenue for the three and nine months ended September 30, 1998 as compared to the same periods in 1997. The selling, administrative and general category of expense includes fixed costs, which increase as a percent of revenue, when revenue declines. Cost of services for the quarter ended September 30, 1998 increased 2.1% as a percent of revenue when compared to third quarter 1997. The increase is due to a decline in revenue, without a corresponding decline in the costs of inland transportation. Clipper International's cost of sales for the nine months ended September 30, 1998, improved when compared to the same period in 1997. This improvement is attributable to Clipper International's focus on account profitability, and lower year-to-date costs of transportation in some ocean lanes.

TIRE OPERATIONS

Treadco, Inc. Revenues for the three and nine months ended September 30, 1998 increased 11.5% and 12.9%, respectively, to $52.1 million and $136.7 million from $46.8 million and $121.1 million, respectively, for the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1998, "same store" sales increased 9.3% and 11.5% and "new store" sales increased 2.2% and 1.4% when compared to the same periods in 1997. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from two new sales locations. Revenues from retreading for the three and nine months ended September 30, 1998 increased 6.4% and 9.4%, respectively, compared to the same periods in 1997. Retread revenue increases resulted primarily from a 5.8% increase in units sold and a

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

slight increase in the sales price per retread for the three months ended September 30, 1998, and an 8.4% increase in units sold for the nine months ended September 30, 1998, compared to the same period in 1997. Revenues from new tire sales increased 13.1% and 13.2%, respectively, for the three and nine months ended September 30, 1998, when compared to the same periods in 1997. Increases in new tire sales result primarily from an increase in the number of new tire units sold of 15.7% and 15.2%, respectively, for the three and nine months ended September 30, 1998, when compared to the same periods in 1997. This increase was offset by a slight decrease in the price per unit of new tires and an increase in national account sales. Service revenues for the three and nine months ended September 30, 1998, were up 24.1% and 26.6%, respectively, compared to the same periods in 1997. The increase in service revenues results from Treadco's continued emphasis on service operations.

Treadco's operating ratio improved to 97.3% and 98.3%, respectively, for the three and nine months ended September 30, 1998, from 98.0% and 101.0%, respectively, for the three and nine months ended September 30, 1997. The decrease in cost of sales of 1.3% and 2.9% of revenue for the three and nine months ended September 30, 1998, resulted primarily from lower new tire costs and improved retread casing costs and controls. The increase in selling, administrative and general expense of .6% and .1% percent of revenue for the three and nine months ended September 30, 1998, resulted from Treadco's implementation of a gross profit-based commission plan for its salesmen effective January 1, 1998.

INTEREST

Interest expense was $4.6 million and $13.6 million for three months and nine months ended September 30, 1998, compared to $5.2 million and $19.1 million for the three months and nine months ended September 30, 1997. Interest expense declined primarily due to a reduction of outstanding debt and lower interest rates, compared to the same periods in 1997.

INCOME TAXES

The differences between the effective tax rate for the three and nine months ended September 30, 1998, and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, and other nondeductible expenses. In addition, for the third quarter and the nine-month period of 1997, income taxes exceeded the expected amount by an additional $3.5 million, which is attributable to a lower tax basis than accounting basis for goodwill related to Cardinal Freight.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1998 was $40.6 million compared to net cash provided by operations of $60.9 million for the nine months ended September 30, 1997. Cash provided by net income plus depreciation and amortization for the nine months ended September 30, 1998, was $54.7 million compared to $52.7 million for the same period in 1997. However, cash provided by operating activities for the nine months ended September 30, 1998, decreased because the Company resumed income tax payments in 1998, whereas in 1997 income taxes paid were nominal due to available net operating loss carryovers. Cash provided by operations, proceeds from asset sales of $14.3 million and borrowings were used to purchase revenue equipment and other assets in the amount of $49.6 million during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, cash provided by the sale of assets was $32.0 million. In addition, the sale of Cardinal Freight and Complete Logistics provided cash of $38.9 million, and asset purchases were $9.5 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

The Company is party to a new five-year, $250 million Credit Agreement with Societe Generale, Southwest Agency, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents which became effective June 12, 1998 (See Note
H). The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit).

At September 30, 1998, there were $136.0 million of Revolver Advances and approximately $39.2 million of letters of credit outstanding. At September 30, 1998, the Company had approximately $74.8 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, disposition of assets and capital expenditures as well as requiring the Company to meet certain quarterly financial ratio tests.

In February, 1998, the Company entered into an interest rate swap effective April 1, 1998, on a notional amount of $110 million. The purpose of the swap was to limit the Company's exposure to increases in interest rates from current levels on $110 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap will be 5.845% plus the Credit Agreement margin, which was 0.625% at September 30, 1998.

Since January 1, 1998, a subsidiary of the Company, ABF, has entered into approximately $25 million in capital lease obligations for the purchase of revenue equipment.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to $20 million. The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness, and investments as well as requiring Treadco to meet certain financial tests. The Treadco Credit Agreement was amended and restated on September 30, 1997, primarily to extend the termination date, to revise certain financial covenants and to revise Treadco's interest rate on advances.

Management believes, based upon the Company's current levels of operations and anticipated growth, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all scheduled debt service requirements.

YEAR 2000

The Year 2000 issue derives from computer programs being written using two digits rather than four to determine the applicable year. The Company recognizes that the approach of the Year 2000 brings a unique challenge to the ability of computer systems to recognize the date change from December 31, 1999, to January 1, 2000. As a result, the arrival of the Year 2000 could result in system failures or miscalculations, causing disruption of operations, including, among other things, a temporary inability to process transactions or to conduct other normal business activity.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

Management of the Company began addressing the impact of the Year 2000 on its business operations and cash flows during 1996. The Company concluded that the Year 2000 would impact its internal information technology and non-information technology systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment and electronic data-interchange environment. Beginning in 1996, and continuing since that time, the Company has designated a group of personnel, who work primarily for the Company's data-processing subsidiary, Data-Tronics Corp. to manage the conversion process for its own internal systems, including purchased software, and to coordinate the conversion process for supplier chain environment systems and effects, as well as for the Company's data-interchange environment. A discussion of the status of each of these areas follows:

Internal IT and Non-IT Systems

Year 2000 conversions within the Company's mainframe environment are in process. Mainframe environment conversions include the Company's hardware and operating systems, its customized applications, and its purchased software. The Company has completed the Year 2000 conversion of its hardware and operating systems within its mainframe environment. Year 2000 conversions for customized applications within the mainframe environment include renovation and regression testing of twenty million lines of code. The Year 2000 conversion for customized applications is 99% complete and operational at the present time. However, testing is still in process. Customized applications are expected to be Year 2000 compliant by December 31, 1998. The Company will retain certain purchased software systems and replace certain purchased software systems. Installation of Year 2000 compliant versions of retained systems software is in progress and is expected to be completed by December 31, 1998. The Company is negotiating the replacement of certain purchased software packages for Year 2000 compliant software. Negotiations should be complete and the software replaced by March 31, 1999. The carrying value of software systems to be replaced for Year 2000 compliance is nominal.

Year 2000 conversions of the Company's desk-top environment, which includes network hardware and operating systems software, as well as the networked PC hardware operating systems and applications inventory, are in process and should be completed by March 31, 1999.

The Company's embedded systems are those that are automated with embedded computerized microprocessor chips. The Company has completed its conversion of its general office embedded systems. The Company will be performing an inventory of embedded systems in its field and subsidiary locations to determine necessary Year 2000 conversions. This inventory should be complete by December 31, 1998. The Company expects to complete all conversions of embedded systems by March 31, 1999.

The Company has completed its Year 2000 conversions of its electronic data-interchange software.

External IT and Non-IT Systems

The Company is in the process of obtaining an inventory of critical exposure arising from the Company's suppliers. The Company's list of suppliers includes financial institutions, telecommunications providers, utility companies and insurance providers, as well as basic suppliers critical to the operations of the Company's subsidiaries and to the Company. The Company has sent and is continuing to send questionnaires to suppliers considered to be significant to operations to determine their status with respect to Year 2000 issues. The Company is continually updating its list of critical exposures.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

The Company has completed an inventory of Year 2000 exposure with respect to data interchange business partners. The Company has scheduled negotiations during the fourth quarter of 1998 with data-interchange partners for the purpose of eliminating Year 2000 exposure.

The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers which, in the aggregate, are significant to the Company's operations and financial results. The Company is in the process of developing guidelines for surveying significant customers' readiness for Year 2000. The Company presently expects that the guidelines will be completed and customer contacts initiated by March 31, 1999. The information provided by significant customers with respect to their Year 2000 readiness will be considered in the development of the Company's contingency plan.

Year 2000 Costs

The Company is using existing personnel who work primarily for its data processing subsidiary, Data-Tronics Corp., to perform Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $600,000. Approximately $500,000 of these costs relate to Year 2000 conversion programming, including labor costs, and approximately $100,000 of these costs relate to equipment and software purchases. For the period of time since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses which are funded with the Company's internally generated funds or its revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for Year 2000 conversion represent less than 3% of the total forecasted data processing costs for 1999, and less than 6% of total forecasted 1999 programming costs.

The Company is in the process of determining its estimate of the remaining Year 2000 conversion costs. The Company expects to continue to expend these costs in normal operations and to fund them by utilizing the Company's internally generated funds or its revolving credit facility.

Contingency Planning

The Company is in the process of developing an assessment of its most reasonably likely worst case Year 2000 scenario and its Year 2000 contingency plan. The responses the Company receives from suppliers regarding their Year 2000 readiness will play a critical role in these determinations. The Company currently plans to have made an assessment of its most reasonably likely worst case Year 2000 scenario by March 31, 1999. This and other relevant information will be utilized to develop the Company's contingency plan. It is presently expected that the contingency plan will be developed by June 30, 1999.

Like virtually all other public and private companies, the Company's day-to-day business is dependent on telecommunications services, banking services and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities or of any significant supplier that has disclosed that it will not be Year 2000 compliant by January 1, 2000. However, many of these entities are, like the Company, still involved in the process of attempting to become Year 2000 compliant. The Company plans to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to operations of the Company and its subsidiaries. However, it is likely that some critical suppliers will not give written assurance as to Year 2000 compliance because of concerns as to legal liability.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

Even where written assurance is provided by critical suppliers and a contingency plan is developed by the Company to deal with possible non-compliance by other critical suppliers, the Year 2000 conversion process will continue to create risk to the Company which is outside the control of the Company. There can be no assurance that a major Year 2000 disruption will not occur in a critical supplier which will have an impact on the Company that could be material.

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

FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis Section of this report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company's businesses; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures and the accuracy of assessments and estimates relating to Year 2000 issues.

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self-retention levels against certain risks arising out of the normal course of its business (see Note F to the Company's Unaudited Consolidated Financial Statements).

ITEM 2. CHANGES IN SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

                                    PART II.
                                OTHER INFORMATION
                      ARKANSAS BEST CORPORATION - Continued


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

         27  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ARKANSAS BEST CORPORATION
                                          (Registrant)

Date:  November 12, 1998      /s/ David E. Loeffler
                              -------------------------------------------------
                              David E. Loeffler
                              Vice President-Treasurer, Chief Financial Officer
                              and Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT
------                                -------

 27                                   Financial Data Schedule