Form 10-K405
period 1998-12-31
ARKANSAS BEST CORP /DE/
filed 1999-02-26
CIK 894405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
      ____________.

Commission file number 0-19969

                            ARKANSAS BEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                               71-0673405
   -------------------------------            -------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas             72903
---------------------------------------------  -------------------------------
  (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code 501-785-6000

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                        -------------------------------
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                                                                                         Name of each exchange
                Title of each class                                                       on which registered
        -------------------------------                                            -------------------------------

      Common Stock, $.01 Par Value .................................................... Nasdaq Stock Market/NMS
      $2.875 Series A Cumulative Convertible
      exchangeable Preferred Stock, $.01 Par Value .................................... Nasdaq Stock Market/NMS


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 16, 1999, was $127,123,797.

The number of shares of Common Stock, $.01 par value, outstanding as of February 16, 1999, was 19,610,213.

Documents incorporated by reference into the Form 10-K

     1) The following sections of the 1998 Annual Report to Stockholders:
              - Market and Dividend Information
              - Selected Financial Data
              - Management's Discussion and Analysis of Financial Condition and
                Results of Operations
              - Quantitative and Qualitative Disclosures About Market Risk
              - Consolidated Financial Statements

     2) Proxy Statement for the Annual Stockholder's meeting to be held May 6, 1999.

                            ARKANSAS BEST CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS


    ITEM                                                                                                            PAGE
   NUMBER                                                                                                          NUMBER


                                     PART I

Item 1.         Business ....................................................................................          3
Item 2.         Properties ..................................................................................         12
Item 3.         Legal Proceedings ...........................................................................         13
Item 4.         Submission of Matters to a Vote of Security Holders .........................................         13


                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters .......................         14
Item 6.         Selected Financial Data .....................................................................         14
Item 7.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..................................................................         14
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk...................................         14
Item 8.         Financial Statements and Supplementary Data .................................................         14
Item 9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ........................................................         14


                                    PART III

Item 10.        Directors and Executive Officers of the Registrant ..........................................         15
Item 11.        Executive Compensation ......................................................................         15
Item 12.        Security Ownership of Certain Beneficial Owners and Management ..............................         15
Item 13.        Certain Relationships and Related Transactions ..............................................         15


                                     PART IV

Item 14.        Exhibits, Financial Statement Schedule, and Reports on Form 8-K .............................         16

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

ITEM 1.        BUSINESS

(A)   GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations, intermodal and ocean transportation operations, and truck tire retreading and new tire sales (see Note N of the Consolidated Financial Statements appearing on pages 38 through 40 of the registrant's annual report). Principal subsidiaries are ABF Freight System, Inc. ("ABF"); Treadco, Inc. ("Treadco"); Clipper Exxpress Company and related companies ("Clipper Domestic"); CaroTrans International, Inc. ("Clipper International"); G.I. Trucking Company ("G.I. Trucking"); FleetNet America, Inc.; and, until July 15, 1997, Cardinal Freight Carriers, Inc., Inc. ("Cardinal").

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

In August 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a price of $11 per share (the "Acquisition"). WorldWay was a publicly-held company engaged through its subsidiaries in motor carrier operations. The total purchase price of WorldWay amounted to approximately $76 million. Assets acquired had an estimated fair value of approximately $313.0 million and liabilities assumed had a fair value of approximately $252.0 million.

(B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in "Note N - Operating Segment Data" appearing on pages 38 through 40 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, and is incorporated herein by reference under Item 14.

(C)   NARRATIVE DESCRIPTION OF BUSINESS

GENERAL
During the periods being reported on, the Company operated in six defined reportable operating segments: 1) ABF; 2) G.I. Trucking; 3) Cardinal, which was sold in July 1997; 4) Clipper Domestic; 5) Clipper International; and 6) Treadco. Note N to the Consolidated Financial Statements contains additional information regarding the Company's operating segments and appears on pages 38 through 40 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, and is incorporated herein by reference under Item 14.

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

EMPLOYEES
At December 31, 1998, the Company and its subsidiaries had a total of 14,829 employees of which approximately 62% are members of a labor union.

MOTOR CARRIER OPERATIONS

LESS-THAN-TRUCKLOAD MOTOR CARRIER OPERATIONS

GENERAL
The Company's less-than-truckload ("LTL") motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine") (collectively "ABF") and G.I. Trucking Company ("G.I. Trucking").

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

INSURANCE AND SAFETY
Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, auto liability, property damage and bodily injury and workers' compensation. The Company's motor carrier subsidiaries are effectively self-insured for the first $100,000 of each cargo loss, $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss, plus an aggregate of $750,000 of auto liability losses between $200,000 and $500,000. The Company maintains insurance adequate to cover losses in excess of such amounts. The Company has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates for its motor carrier operations.

ABF FREIGHT SYSTEM, INC.
Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF currently accounts for approximately 71% of the Company's consolidated revenues. ABF is the fourth largest national LTL motor carrier in the United States, based on revenues for 1998 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.7% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 43,000 points through 310 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1998, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 8% of ABF's revenues.

EMPLOYEES
At December 31, 1998, ABF employed 11,767 persons. Employee compensation and related costs are the largest components of ABF's operating expenses. In 1998, such costs amounted to 66.5% of ABF's revenues. Approximately 79% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"). The IBT voted in favor of a new labor contract on April 9, 1998. The contract was effective April 1, 1998, and is for a five-year term. The contract provides for an average annual wage and benefit increase during its term of approximately 2.3%, including a lump-sum payment of $750 for the first contract year for all active employees who are IBT members. During 1997 and 1996, employee wages and benefits increased an average of 3.9% and 3.8%, respectively. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans.

Four of the five largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Non-union companies typically pay employees less than union companies. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

G.I. TRUCKING COMPANY
Headquartered in La Mirada, California, G.I. Trucking is a non-union regional LTL motor carrier. G.I. Trucking offers one to three-day regional service through 75 service centers in 15 western states including Hawaii and Alaska. G.I. Trucking accounted for approximately 8% of the Company's consolidated revenues. During the year ended December 31, 1998, G.I.'s largest customer and its suppliers accounted for more than 22% of G.I. Trucking's revenues. G.I. Trucking expanded its operations during 1998, opening new terminal locations in Oklahoma City, OK; Tulsa, OK; Albuquerque, NM; El Paso, TX; and Kansas City, KS. G.I. Trucking also added a southern California facility to relieve congestion at their La Mirada, CA distribution center.

G.I. provides transcontinental service through a partnership with three other regional carriers through six major hub terminals located in the Midwest and the East Coast. Customer service is enhanced through EDI communications between the partners.

G.I. Trucking's linehaul structure utilizes company solo drivers, company sleeper teams, contract carriers and one-way carriers, providing flexibility in maintaining customer service and lane balance. G.I. Trucking's family of electronic services include EDI information, customer FAX capabilities, tracing, rating and reporting interface.

CARDINAL
The Company's truckload motor carrier operations were conducted primarily through Cardinal. On July 15, 1997, the Company closed the sale of Cardinal.

INTERMODAL AND OCEAN OPERATIONS

GENERAL
The Company's intermodal and ocean operations are conducted through Clipper Domestic and Clipper International, headquartered in Lemont, Illinois. Clipper Domestic operates through two business units: Clipper LTL and Clipper Freight Management ("CFM"), and offers domestic intermodal freight services, utilizing a variety of transportation modes including rail, over-the-road and air. Clipper International provides international ocean freight services as a non-vessel operating common carrier.

COMPETITION, PRICING AND INDUSTRY FACTORS
Clipper Domestic and Clipper International operate in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper Domestic competes with other intermodal operations, freight forwarders, railroads and airlines, as well as with other national and regional LTL and truckload motor carrier operations.

Intermodal and ocean operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger in the months of September and October. Freight shipments, operating costs and earnings are also affected by inclement weather.

 The reliability of rail services, a critical component of Clipper Domestic's ability to provide service to its customers, was a significant problem during 1998, causing Clipper Domestic to experience lost revenue and higher operating costs. In the fourth quarter of 1998, Clipper Domestic experienced some improvements in the on-time service level of its rail suppliers. However, rail service remained inconsistent and has not returned to acceptable levels across all lanes. Clipper Domestic plans to pursue business lost as a result of rail service issues. However, truckload carriers which benefited from rail problems can be expected to compete aggressively to retain this business. Accordingly, improvements in Clipper Domestic's results can be expected to occur gradually.

Exports are the primary source of Clipper International's revenues. Economic problems in Asia, South America, and to a lesser extent, in other regions of the world have adversely impacted U.S. exports to these regions. Imbalance in export-import freight has resulted in reduced costs for ocean transportation of exports as shipping lines compete for the smaller volume of traffic. In addition, lower export volumes have created substantial price competition in Clipper International's business, as all participants attempt to maintain freight volume and revenue.

It is not currently expected that the adverse market conditions described will change significantly in the immediate future. Therefore, Clipper International will continue to experience difficult operating conditions in 1999.

CLIPPER DOMESTIC
Clipper Domestic's revenues accounted for approximately 7% of consolidated revenues for 1998.

CLIPPER LTL
Clipper LTL operates primarily through Clipper Exxpress Company ("Clipper Exxpress"). Management believes Clipper Exxpress is one of the ten largest intermodal consolidators and forwarders of LTL shipments in the United States. Clipper LTL accounts for 37% of Clipper Domestic's 1998 revenues.

Clipper LTL's collection and distribution network consists of 24 service centers geographically dispersed throughout the United States. Clipper LTL's selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 30% of Clipper's LTL revenue. A majority all of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by agents, Clipper LTL has an operations and customer service staff located at or near many of its principal agents' terminals to monitor service levels and provide an interface between customers and agents.

CFM
CFM provides services through Agricultural Express of America, Inc. (d/b/a/ Clipper Controlled Logistics), Agile Freight System, Inc. (d/b/a Clipper Highway Services), and partially through Clipper Exxpress Company, accounting for approximately 63% of Clipper Domestic's revenues during 1998.

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

Clipper Controlled Logistics provides high quality, temperature-controlled intermodal service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. At December 31, 1998, Clipper Controlled Logistics owns or leases 517 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper Controlled Logistics is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. During 1998, Clipper Controlled Logistics expanded its service offering to include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

Clipper Highway Services is a non-asset intensive, premium service, long-haul truckload carrier that primarily utilizes two-person driver teams provided by contractors and provides truck brokering. Clipper Highway Services provides expedited truckload service in tightly focused long-haul lanes that originate or terminate near a Clipper LTL market. Clipper Highway Services moves full truckloads of consolidated LTL shipments for Clipper LTL, as well as for other shippers.

CLIPPER INTERNATIONAL
Clipper International's revenues accounted for approximately 3% of consolidated revenues for 1998. Clipper International offers services through CaroTrans International, Inc. ("CaroTrans").

CaroTrans is a neutral, non-vessel operating common carrier ("NVOCC"), providing import and export, door-to-door and door-to-port service to more than 140 countries with 250 ports of discharge.

Overseas, Clipper International is recognized as a leader in international transportation between North America and many worldwide destinations. In addition to nine offices on the U.S. mainland, Clipper International maintains offices in Rotterdam, Holland; United Kingdom; Singapore and San Juan. These strategically located offices direct the operations and sales activities of the carefully selected agents within its geographic region.

TREADCO

GENERAL
The Company's tire operations are conducted by Treadco, Inc. a 49% owned subsidiary. Treadco is the nation's largest independent tire retreader for the trucking industry and the fourth largest commercial truck tire dealer. Treadco has 56 locations in the U.S. located primarily in the south, southwest, lower midwest and west. Treadco's revenues currently account for approximately 11% of the Company's consolidated revenues.

On January 22, 1999, the Company submitted a formal proposal to Treadco's Board of Directors under which the outstanding shares of Treadco's common stock not owned by the Company would be acquired for $9.00 per share in cash. The proposal has the support of Shapiro Capital Management Company, Inc., Treadco's largest independent stockholder, which beneficially owns 1,132,775 shares, or approximately 22% of the common stock of Treadco.

Treadco's Board has formed a special committee of independent directors to consider the Company's proposal. The proposal to acquire the remaining outstanding shares of Treadco is subject to the approval of Treadco Board's special committee and the negotiation of a definitive agreement, which will include customary conditions to closing.

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

Treadco experiences reduced demand for retreads and new truck tires in the winter months due to more difficult driving and tire maintenance conditions resulting from the inclement weather. Treadco's operations are somewhat seasonal, with the third quarter of the calendar year generally having the highest sales.

INSURANCE AND SAFETY
Generally, claims exposure for Treadco consists of general and auto liability, property damage and bodily injury and workers' compensation. Treadco is effectively self-insured for the first $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss. Treadco maintains insurance adequate to cover losses in excess of such amounts. Treadco has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates for its tire operations.

BUSINESS OPERATIONS
Treadco, Inc. uses the precure process to retread tires at all of its locations. The precure process uses a specific tread design measured from strips of tread rubber, cut and applied to the casing. A flexible rubber envelope then seals each tire which is placed in a bonding chamber. Air pressure in the chamber creates uniform force, applying pressure on all points of the tire. The tread is bonded to the casing by using a combination of heat and air pressure to cure the encased tire in the bonding chamber.

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

Treadco's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. None of Treadco's customers for retreads and new tires, including ABF or other affiliates, represent more than 3% of Treadco's revenues for 1998.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS
The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries store some fuel for their tractors and trucks in approximately 91 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations were adopted by the United States Environmental Protection Agency ("EPA") that required the Company to upgrade its underground tank systems by December 1998. The Company successfully completed the upgrades prior to the deadline set by the EPA.

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

As of December 31, 1998, the Company has accrued approximately $3.6 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liabilities are included in the balance sheet as accrued expenses.

ITEM 2.       PROPERTIES

The Company owns its executive office building in Fort Smith, Arkansas which contains approximately 196,000 square feet.

ABF

ABF currently operates out of 310 terminal facilities of which it owns 78, leases 52 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:

                                                                     No. of Doors            Square Footage
                                                                     ------------            --------------
Owned:
         Dayton, Ohio                                                     315                    218,000
         Ellenwood, Georgia                                               228                    109,845
         South Chicago, Illinois                                          228                    109,650
         Carlisle, Pennsylvania (two structures)                          241                     82,960
         Dallas, Texas                                                    108                     72,500

Leased from affiliate, Transport Realty:
         North Little Rock, Arkansas                                      195                     82,050
         Pico Rivera, California                                           94                     22,500

Leased from non-affiliate:
         Winston-Salem, North Carolina                                    150                     95,700

G.I. TRUCKING

G.I. Trucking currently operates out of 75 terminal facilities of which 32 are company operated and 43 are agent terminals. G.I. Trucking owns 9 facilities, leases 3 facilities from an affiliate and the remainder of the service centers are leased from non-affiliates.

CLIPPER DOMESTIC

Clipper Domestic operates from 24 service centers, geographically dispersed throughout the United States. Clipper Domestic leases all of its facilities.

CLIPPER INTERNATIONAL

Clipper International operates from nine domestic and three international locations, all of which are leased facilities.

TREADCO

Treadco currently operates from 56 locations. Treadco owns 16 production and 8 sales facilities and leases the remainder of its production and sales facilities from non-affiliates.

ITEM 3.       LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions is expected to have a material adverse effect on the Company's financial condition or results of operations. The Company maintains liability insurance against most risks arising out of the normal course of its business.

On October 30, 1995, Treadco filed a lawsuit in Arkansas State Court, alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees had violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. At Treadco's request, the Court entered a Temporary Restraining Order barring Bandag, Treadco's former officers J.J. Seiter, Ronald W. Toothaker, and Ronald W. Hawks and Bandag officers Martin
G. Carver and William Sweatman from soliciting or hiring Treadco's employees to work for Bandag or any of its franchisees, from diverting or soliciting Treadco's customers to buy from Bandag franchisees other than Treadco, and from disclosing or using any of Treadco's confidential information. On November 8, 1995, Bandag and the other named defendants asked the State Court to stop its proceedings, pending a decision by the United States District Court, Western District of Arkansas, on a Complaint to Compel Arbitration filed by Bandag in the Federal District Court on November 8, 1995. The Federal District Court ruled that under terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag were to be decided by arbitration. The arbitration hearing began September 21, 1998, and in December 1998, prior to the completion of the arbitration, Treadco entered into a settlement with Bandag, and certain of Bandag's current and former employees. Under the settlement terms, Treadco received a one-time payment of $9,995,000 in settlement of all the Company's claims. The settlement resulted in other income for Treadco of $9,124,000. The settlement payment was used to reduce Treadco's outstanding borrowings under its Revolving Credit Agreement.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The information set forth under the Caption "Market and Dividend Information" on page 5 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

ITEM 6.       SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 4 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 6 through 17 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk," appearing on page 18 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing on pages 19 through 44 of the registrant's Annual Report to Stockholders for the year ended December 31, 1998, are incorporated by reference under Item 14 herein.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held on May 6, 1999, sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The following information appearing in the 1998 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                                               Page
Market for Registrant's Common Equity and
   Related Stockholder Matters                                                                     5
Selected Financial Data                                                                            4
Management's Discussion and Analysis of
   Financial Condition and Results of Operations                                                6-17
Quantitative and Qualitative Disclosures About Market Risk                                        18
Consolidated Financial Statements                                                              19-44
Report of Independent Auditors                                                                    19
Quarterly Financial Information                                                                   43

With the exception of the aforementioned information, the 1998 Annual Report to Stockholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1998 Annual Report to Stockholders.

(a)(2) FINANCIAL STATEMENT SCHEDULES
                                                                                               Page
For the years ended December 31, 1998, 1997 and 1996:
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

                                        ARKANSAS BEST CORPORATION

                                        BY: /s/ David E. Loeffler
                                           -----------------------------------
                                            David E. Loeffler
                                            Vice President - Chief Financial
                                            Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                          Title                                          Date
        ---------                                          -----                                          ----

/s/ William A. Marquard                      Chairman of the Board, Director                               2/23/99
-------------------------------------                                                            ---------------------------
William A. Marquard


/s/ Robert A. Young, III                     Director, Chief Executive Officer                             2/23/99
-------------------------------------        and President (Principal                            ---------------------------
Robert A. Young, III                         Executive Officer)


/s/ David E. Loeffler                        Vice President - Chief Financial Officer                      2/23/99
-------------------------------------        and Treasurer                                       ---------------------------
David E. Loeffler


/s/ Frank Edelstein                          Director                                                      2/23/99
-------------------------------------                                                            ---------------------------
Frank Edelstein


/s/ Arthur J. Fritz                          Director                                                      2/23/99
-------------------------------------                                                            ---------------------------
Arthur J. Fritz


/s/ John H. Morris                           Director                                                      2/23/99
-------------------------------------                                                            ---------------------------
John H. Morris


/s/ Alan. J. Zakon                           Director                                                      2/22/99
-------------------------------------                                                            ---------------------------
Alan J. Zakon

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION

         COLUMN A                                 COLUMN B          COLUMN C       COLUMN D         COLUMN E          COLUMN F
----------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
                                                                          ---------
                                                 BALANCE AT        CHARGED TO      CHARGED TO
                                                  BEGINNING         COSTS AND    OTHER ACCOUNTS     DEDUCTIONS -      BALANCE AT
         DESCRIPTION                              OF PERIOD         EXPENSES        DESCRIBE         DESCRIBE        END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
     Deducted from asset accounts:
         Allowance for doubtful
          accounts receivable                      $ 7,603           $ 3,957        $ 2,991(A)        $ 7,030(B)        $ 7,521
===========================================        =======           =======        =======           =======           =======

Year Ended December 31, 1997:
     Deducted from asset accounts:
         Allowance for doubtful                                                                       $ 7,926(B)
          accounts receivable                      $ 5,077           $ 7,245        $ 3,270(A)             63(D)        $ 7,603
===========================================        =======           =======        =======           =======           =======

Year Ended December 31, 1996:
     Deducted from asset accounts:
         Allowance for doubtful                                                                        17,755(B)
         accounts receivable                       $19,166           $ 8,408        $ 3,932(A)        $ 8,674(C)        $ 5,077
===========================================        =======           =======        =======           =======           =======


Note A - Recoveries of amounts previously written off.

Note B - Uncollectible accounts written off.

Note C - Adjustment to WorldWay balance at date of acquisition.

Note D - The allowance for doubtful accounts for Cardinal Freight Carriers, Inc.
         as of the date of sale.

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

  10.3* First Amendment dated as of January 31, 1997 to the $346,971,321 Amended and Restated Credit Agreement dated as of February 21, 1996, among the Company as Borrower, Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A. as Documentation Agent and the Banks named herein as the Banks (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 27, 1997, Commission File No. 0-19969, and incorporated herein by reference).

                             FORM 10-K -- ITEM 14(c)
                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION
                                   (Continued)

 EXHIBIT
  NO.

  10.4* First Amendment dated as of January 31, 1997 to the $30,000,000 Credit Agreement dated as of February 21, 1996 among the Company as Borrower, Societe Generale, Southwest Agency as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on February 27, 1997, Commission File No. 0-19969, and incorporated herein by reference).

  10.5*# Arkansas Best Corporation Performance Award Unit Program effective January 1, 1996 (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19969, and incorporated herein by reference).

  10.6 Second Amendment, dated July 15, 1997, to the $346,971,312 Amended and Restated Credit Agreement among the Company as Borrower, Societe Generale, Southwest Agency as Managing Agent and Administrative Agent, NationsBank of Texas, N.A., as Documentation Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company's current Report on Form 8-K, filed with the Commission on August 1, 1997, Commission File No. 0-19969, and incorporated herein by reference).

  10.7* Interest-Rate Swap Agreement effective April 1, 1998 on a notional amount of $110,000,000 with Societe Generale, Southwest Agency (previously filed as Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 13, 1998, Commission File No. 0-19969, and incorporated herein by reference).

  10.8* $250,000,000 Credit Agreement dated as of June 12, 1998 with Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents (previously filed as
            Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on August 6, 1998, Commission File No. 0-19969, and incorporated herein by reference).

  13        1998 Annual Report to Stockholders

  21        List of Subsidiary Corporations

  23        Consent of Ernst & Young LLP, Independent Auditors

  27.1      Financial Data Schedule

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

# Designates a compensation plan for Directors or Executive Officers.