Form 10-Q
period 1999-03-31
ARKANSAS BEST CORP /DE/
filed 1999-05-13
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarter Ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ____________

                         Commission file number 0-19969


                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                  6711                                    71-0673405
------------------------------            ---------------------------                   -------------------
(State or other jurisdiction of           (Primary Standard Industrial                   (I.R.S. Employer
incorporation or organization)             Classification Code No.)                     Identification No.)


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (501) 785-6000
                ------------------------------------------------
                   (Address, including zip code, and telephone
                number, including area code, of the registrant's
                          principal executive offices)



                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at April 30, 1999
----------------------------                     -----------------------------
Common Stock, $.01 par value                           19,631,733 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets --
                 March 31, 1999 and December 31, 1998 .......................  3

              Consolidated Statements of Operations --
                 For the Three Months Ended March 31, 1999 and 1998..........  5

              Consolidated Statements of Shareholders' Equity
                 For the Three Months Ended March 31, 1999  .................  7

              Condensed Consolidated Statements of Cash Flows --
                 For the Three Months Ended March 31, 1999 and 1998 .........  8

              Notes to Consolidated Financial Statements - March 31, 1999 ...  9

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ........................ 16

     Item 2a. Quantitative and Qualitative Disclosures About Market Risk..... 25

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................. 26

     Item 2.  Changes in Securities ......................................... 26

     Item 3.  Defaults Upon Senior Securities ............................... 26

     Item 4.  Submission of Matters to a Vote of Security Holders ........... 26

     Item 5.  Other Information ............................................. 26

     Item 6.  Exhibits and Reports on Form 8-K .............................. 26

SIGNATURES    ............................................................... 27

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          MARCH 31      DECEMBER 31
                                                            1999           1998
                                                       --------------  -------------
                                                         (UNAUDITED)       NOTE
                                                               ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents .......................     $   4,298      $   4,543
   Trade receivables less allowances
      (1999 -- $6,385,000; 1998--$7,051,000) .......       167,670        166,520
   Inventories .....................................        33,103         33,150
   Prepaid expenses ................................        10,756         12,700
   Deferred income taxes ...........................           955            874
   Net assets of discontinued operations ...........         3,361          3,546
   Other ...........................................         5,335          5,467
---------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS .........................       225,478        226,800

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .............................       217,741        218,250
   Revenue equipment ...............................       257,882        256,474
   Manufacturing equipment .........................        17,754         17,506
   Service, office and other equipment .............        78,834         73,891
   Leasehold improvements ..........................         9,736          9,484
---------------------------------------------------------------------------------
                                                           581,947        575,605
   Less allowances for depreciation and amortization      (263,517)      (255,732)
---------------------------------------------------------------------------------
                                                           318,430        319,873

OTHER ASSETS .......................................        37,302         35,682

GOODWILL, less amortization (1999 - $37,804,000;
      1998 -- $36,740,000) .........................       123,637        124,975
---------------------------------------------------------------------------------
                                                         $ 704,847      $ 707,330
=================================================================================

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        MARCH 31     DECEMBER 31
                                                                          1999          1998
                                                                     ---------------------------
                                                                       (UNAUDITED)      NOTE
                                                                             ($ thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ............................     $  12,081      $  19,830
   Trade accounts payable .......................................        71,479         69,983
   Accrued expenses .............................................       150,640        145,432
   Federal and state income taxes ...............................         6,096          8,179
   Current portion of long-term debt ............................        17,138         17,504
----------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES .................................       257,434        260,928

LONG-TERM DEBT, less current portion ............................       190,168        196,079

OTHER LIABILITIES ...............................................        23,169         20,577

DEFERRED INCOME TAXES ...........................................        21,121         22,319

MINORITY INTEREST IN TREADCO, INC ...............................        33,267         33,512

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ...................            15             15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 1999: 19,615,373 shares;
      1998: 19,610,213 shares ...................................           196            196
   Additional paid-in capital ...................................       193,150        193,117
   Retained earnings (deficit) ..................................       (13,673)       (19,413)
   Accumulated other comprehensive income .......................            --             --
----------------------------------------------------------------------------------------------
      TOTAL SHAREHOLDERS' EQUITY ................................       179,688        173,915

COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------
                                                                      $ 704,847      $ 707,330
==============================================================================================

NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED
                                                     MARCH 31
                                              1999            1998
                                      -----------------------------------
                                                   (UNAUDITED)
                                      ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   Transportation operations ..........     $ 353,914      $ 339,878
   Tire operations ....................        40,460         37,067
--------------------------------------------------------------------
                                              394,374        376,945
--------------------------------------------------------------------

OPERATING EXPENSES AND COSTS
   Transportation operations ..........       335,740        327,948
   Tire operations ....................        40,927         37,679
--------------------------------------------------------------------
                                              376,667        365,627
--------------------------------------------------------------------
OPERATING INCOME ......................        17,707         11,318

OTHER INCOME (EXPENSE)
   Net gains on sales of property
      and non-revenue equipment .......           496            592
   Interest expense ...................        (4,543)        (4,382)
   Minority interest in Treadco, Inc. .           245            341
   Other, net .........................        (1,019)        (1,464)
--------------------------------------------------------------------
                                               (4,821)        (4,913)
--------------------------------------------------------------------

INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES ..        12,886          6,405

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current ............................         6,688          3,909
   Deferred ...........................        (1,280)        (1,262)
--------------------------------------------------------------------
                                                5,408          2,647
--------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS .....     $   7,478      $   3,758
--------------------------------------------------------------------

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS -- Continued
-------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                              1999            1998
                                                                      -----------------------------------
                                                                                   (UNAUDITED)
                                                                      ($ thousands, except per share data)
DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax benefits of $394
      in 1999 and $27 in 1998) ..................................     $       (664)       $       (140)
------------------------------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS ...............................             (664)               (140)
----------------------------------------------------------------------------------------  ------------

NET INCOME ......................................................            6,814               3,618
   Preferred stock dividends ....................................           (1,075)             (1,075)
------------------------------------------------------------------------------------------------------

NET INCOME
   FOR COMMON SHAREHOLDERS ......................................     $      5,739        $      2,543
======================================================================================================

EARNINGS (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations (1) ....................................     $       0.32        $       0.14
   Discontinued operations ......................................            (0.03)              (0.01)
------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE (1) ........................................     $       0.29        $       0.13
------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING (BASIC): ......................       19,613,653          19,605,213
======================================================================================================

DILUTED:
   Continuing operations (2) ....................................     $       0.32        $       0.14
   Discontinued operations ......................................            (0.03)              (0.01)
------------------------------------------------------------------------------------------------------
NET INCOME (2) ..................................................     $       0.29        $       0.13
------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING (DILUTED) .....................       23,582,137          20,075,081
======================================================================================================

CASH DIVIDENDS PAID PER COMMON SHARE ............................     $         --        $         --
======================================================================================================

 (1) Gives consideration to preferred stock dividends of $1.1 million per quarter.

 (2) For the three months ended March 31, 1998, consideration is given to preferred dividends of $1.1. Conversion of preferred stock into common would be antidilutive for the three months ended March 31, 1998. For the three months ended March 31, 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                    ADDITIONAL     RETAINED          OTHER
                                         PREFERRED      COMMON        PAID-IN      EARNINGS      COMPREHENSIVE     TOTAL
                                           STOCK         STOCK        CAPITAL      (DEFICIT)        INCOME        EQUITY
--------------------------------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
                                                                    ($ thousands)

Balances at January 1, 1999 ...........   $  15      $   196      $  193,117      $  (19,413)       $    -     $  173,915
Net income ............................       -            -               -           6,814             -          6,814
Issuance of Common Stock...............       -            -              33               -             -             33
Dividends paid on Preferred Stock .....       -            -               -          (1,075)            -         (1,075)
Other .................................       -            -               -               1             -              1
--------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999 ............   $  15      $   196      $  193,150      $  (13,673)       $    -     $  179,688
==========================================================================================================================

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                             1999            1998
                                                         -------------------------------
                                                                  (UNAUDITED)
                                                                 ($ thousands)
OPERATING ACTIVITIES
     Net cash provided by operating activities ......     $  22,548        $  19,519

INVESTING ACTIVITIES
     Purchases of property, plant and equipment,
       less capitalized leases ......................       (11,243)         (16,253)
     Proceeds from asset sales ......................         3,799            1,642
------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES ...............        (7,444)         (14,611)

FINANCING ACTIVITIES
     Deferred financing costs and expenses ..........          (125)              --
     Borrowings under revolving credit facilities ...       118,450          143,400
     Payments under revolving credit facilities .....      (122,000)        (141,400)
     Payments on long-term debt .....................        (2,959)          (2,844)
     Payments under term loan facilities ............            --             (500)
     Dividends paid .................................        (1,075)          (1,075)
     Net decrease in bank overdraft .................        (7,674)         (13,801)
     Other ..........................................            34               91
------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES ...............       (15,349)         (16,129)
------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........          (245)         (11,221)
     Cash and cash equivalents at
          beginning of period........................         4,543            7,203
------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........     $   4,298        $  (4,018)
====================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1999
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations, intermodal transportation operations and truck tire retreading and new tire sales (see Note H). Principal subsidiaries are ABF Freight System, Inc., ("ABF"); Treadco, Inc. ("Treadco"); Clipper Exxpress Company and related companies ("Clipper Domestic"); G.I. Trucking Company ("G.I. Trucking"); and FleetNet America, Inc.

Approximately 79% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT").

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The difference between the effective tax rate for the three months ended March 31, 1999, and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, nondeductible tender offer response costs (incurred by Treadco) and other nondeductible expenses.

NOTE C - DISCONTINUED OPERATIONS

The Company has engaged, since 1995, in international ocean freight services through its subsidiary CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Remaining assets will be liquidated. The aggregate of the selling price of these assets and the liquidation value of the remaining Clipper International assets is estimated to be approximately $5.0 million, which is approximately equal to the Company's investment in Clipper International.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
-------------------------------------------------------------------------------

Results of operations of the international ocean freight services segment have been reported as discontinued operations as of March 31, 1999 and the statements of operations for all periods have been restated to remove revenue and expenses of this segment. Results of Clipper International included in discontinued operations are summarized as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31
                                        1999            1998
                                    ----------------------------
                                            ($ thousands)
Revenues .......................    $  6,777          $ 10,962
Operating loss .................      (1,114)              (82)
Pre-tax loss ...................      (1,058)             (167)

NOTE D - INVENTORIES

                                     MARCH 31   DECEMBER 31
                                       1999       1998
                                     ----------------------
                                         ($ thousands)
Finished goods ...................   $25,470     $25,523
Materials ........................     4,983       5,147
Repair parts, supplies and other..     2,650       2,480
--------------------------------------------------------
                                     $33,103     $33,150
========================================================

NOTE E - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 87 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that required the Company to upgrade its underground tank systems by December 1998. The Company successfully completed the upgrades prior to the deadline set by the EPA.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
-------------------------------------------------------------------------------

As of March 31, 1999, the Company has accrued approximately $3.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee of The American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer software costs incurred during the "application development stage" are required to be capitalized and amortized over the software's estimated useful life. The Company adopted SOP 98-1 January 1, 1999. The SOP results in capitalization of costs related to internal computer software development. All such costs were previously expensed. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period. For the three-month period ended March 31, 1999, the Company capitalized $.4 million of software development costs, which increased net income (basic and diluted) and net income from continuing operations (basic and diluted) by $.01 per share.

In April 1998, the AcSEC issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities. Under the SOP, certain costs associated with start-up activities are required to be expensed as incurred. The Company adopted SOP 98-5 in 1999. The Company has historically expensed start-up costs and, therefore, there is no impact of adoption on the Company's financial statements and related disclosures.

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Statement is effective for the Company in 2000. The Company is evaluating the impact the Statement will have on its financial statements and related disclosures.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
-------------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                     1999              1998
                                                                               ---------------------------------
                                                                                           (UNAUDITED)
                                                                               ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
      Net income .........................................................     $      6,814         $      3,618
      Preferred stock dividends ..........................................           (1,075)              (1,075)
----------------------------------------------------------------------------------------------------------------
   Numerator for basic earnings per share --
      Net income available to common shareholders ........................            5,739                2,543

   Effect of dilutive securities (1) .....................................            1,075                   --
----------------------------------------------------------------------------------------------------------------

   Numerator for diluted earnings per share --
      Net income available to common shareholders ........................     $      6,814         $      2,543
================================================================================================================

DENOMINATOR:
   Denominator for basic earnings per share -- weighted-average shares ...       19,613,653           19,605,213

   Effect of dilutive securities:
      Conversion of preferred stock (1) ..................................        3,796,852                   --
      Stock options ......................................................          171,632              469,868
----------------------------------------------------------------------------------------------------------------

   Denominator for diluted earnings per share -- adjusted weighted-average
      shares and assumed conversions .....................................       23,582,137           20,075,081
================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations .................................................     $       0.32         $       0.14
   Discontinued operations ...............................................            (0.03)               (0.01)
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ..............................................     $       0.29         $       0.13
================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (BASIC): ...............................       19,613,653           19,605,213
================================================================================================================

DILUTED:
   Continuing operations .................................................     $       0.32         $       0.14
   Discontinued operations ...............................................            (0.03)               (0.01)
----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ..............................................     $       0.29         $       0.13
================================================================================================================

AVERAGE COMMON SHARES OUTSTANDING (DILUTED): .............................       23,582,137           20,075,081
================================================================================================================

CASH DIVIDENDS PAID PER COMMON SHARE .....................................     $         --         $         --
================================================================================================================

(1) For the three months ended March 31, 1999, conversion of preferred shares into common is assumed. Conversion of preferred shares would be anti-dilutive for the three months ended March 31, 1998.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
-------------------------------------------------------------------------------

NOTE H- ACQUISITION OF MINORITY INTEREST IN TREADCO, INC.

On January 22, 1999, the Company announced that it had submitted a formal proposal to Treadco's Board of Directors in which the outstanding shares of Treadco's common stock not owned by the Company would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., Treadco's largest independent stockholder, which beneficially owned 1,132,775 shares (or approximately 22%) of the common stock of Treadco on March 31, 1999. On March 15, 1999, the Company and Treadco signed a definitive merger agreement for the acquisition of all shares of Treadco's stock not owned by the Company for $9.00 per share in cash via a tender offer. The tender offer commenced on March 23, 1999 and closed on April 20, 1999. A total of approximately 2,457,000 shares were tendered to the Company. Including the tendered shares, the Company owned approximately 98% of Treadco at the closing of the tender. Subject to terms of the merger agreement, shares of common stock not tendered will be converted into the right to receive $9.00 per share. Pursuant to a second-step merger, Treadco will become a wholly owned subsidiary of the Company. The merger is anticipated to be completed by early June 1999. The cost of the Treadco shares and related expenses (approximately $22.6 million) was funded with the Company's Revolving Credit Facility.

NOTE I - OPERATING SEGMENT DATA

The Company used the "management approach" to determine its reportable operating segments as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company's decision-makers use to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operating segments.

During the periods being reported on, the Company operated in four defined reportable operating segments: 1) ABF; 2) G.I. Trucking; 3) Clipper Domestic; and 4) Treadco.

Results of operations for Clipper International, previously reflected as a reportable segment, have been reported as discontinued operations for the three months ended March 31, 1999, and the statements of operations for all prior periods have been restated to remove the revenue and expense of the ocean freight services N.V.O.C.C. segment (see Note C).

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company's management with respect to its reportable segments is before intersegment eliminations of revenues and expenses. Intersegment revenues and expenses are not significant.

Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical, and are, therefore, not provided. The Company's foreign operations are not significant.

No material changes have occurred in the total assets for any reportable operating segment since December 31, 1998, except for the reclassification of Clipper International's assets to discontinued operations.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
-------------------------------------------------------------------------------

At March 31, 1999, the Company's percentage ownership of Treadco was 49%. The Company's consolidated financial statements reflect full consolidation of the accounts of Treadco, with the ownership interests of the other stockholders reflected as minority interest, because the Company controls Treadco through stock ownership, board representation and management services provided under a transition services agreement (see Note H).

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income.

                                                   THREE MONTHS ENDED
                                                        MARCH 31
                                                   1999           1998
                                                --------------------------
                                                      (UNAUDITED)
                                                     ($ thousands)
OPERATING REVENUES

   ABF Freight System, Inc. .................   $ 295,452      $ 280,267
   G.I. Trucking Company ....................      31,534      $  28,598
   Clipper Domestic .........................      24,465         30,245
   Treadco, Inc. ............................      40,944         37,505
   Other revenues and eliminations ..........       1,979            330
------------------------------------------------------------------------
      Total consolidated operating revenues..   $ 394,374      $ 376,945
========================================================================

OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC
   Salaries and wages .......................   $ 196,716      $ 190,744
   Supplies and expenses ....................      31,026         30,638
   Operating taxes and licenses .............       9,607          9,487
   Insurance ................................       5,017          5,023
   Communications and utilities .............       3,661          3,325
   Depreciation and amortization ............       6,988          5,866
   Rents and purchased transportation .......      22,441         22,089
   Other ....................................       1,362          1,453
   (Gain) on sale of revenue equipment ......         (39)          (119)
------------------------------------------------------------------------
                                                  276,779        268,506
------------------------------------------------------------------------

G.I. TRUCKING COMPANY
   Salaries and wages .......................      14,784         13,555
   Supplies and expenses ....................       2,544          2,653
   Operating taxes and licenses .............         761            646
   Insurance ................................       1,031          1,035
   Communications and utilities .............         428            359
   Depreciation and amortization ............         741            688
   Rents and purchased transportation .......       9,790          8,616
   Other ....................................         898            761
   (Gain) on sale of revenue equipment ......          (7)            (5)
------------------------------------------------------------------------
                                                   30,970         28,308
------------------------------------------------------------------------

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
-------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          1999            1998
                                                         ----------------------
                                                             (UNAUDITED)
                                                            ($ thousands)
CLIPPER DOMESTIC
   Cost of services ..............................        21,491         26,552
   Selling, administrative and general ...........         3,332          4,151
   (Gain) on sale of revenue equipment ...........           (31)           (20)
-------------------------------------------------------------------------------
                                                          24,792         30,683
-------------------------------------------------------------------------------
TREADCO, INC .....................................
   Cost of sales .................................        28,908         27,015
   Selling, administrative and general ...........        12,291         11,066
-------------------------------------------------------------------------------
                                                          41,199         38,081
-------------------------------------------------------------------------------

Other expenses and eliminations ..................         2,927             49
-------------------------------------------------------------------------------

   Total consolidated operating
      expenses and costs..........................     $ 376,667      $ 365,627
===============================================================================

OPERATING INCOME (LOSS)
ABF Freight System, Inc. .........................     $  18,673      $  11,761
G.I. Trucking Company ............................           564            290
Clipper Domestic .................................          (327)          (438)
Treadco, Inc. ....................................          (255)          (576)
Other income (loss) and eliminations .............          (948)           281
-------------------------------------------------------------------------------
   Total consolidated operating income ...........        17,707         11,318
===============================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment. The Company has restated its first quarter 1998 segment information to conform to the current year's segment presentation, which is in accordance with the requirements of FAS No. 131. Note I to the Consolidated Financial Statements contains additional information regarding the Company's operating segments.

                                          THREE MONTHS ENDED
                                               MARCH 31
                                           1999         1998
                                         ---------------------
                                              (UNAUDITED)

OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
Salaries and wages ....................    66.6%       68.1%
Supplies and expenses .................    10.5        10.9
Operating taxes and licenses ..........     3.3         3.4
Insurance .............................     1.7         1.8
Communications and utilities ..........     1.2         1.2
Depreciation and amortization .........     2.4         2.1
Rents and purchased transportation ....     7.6         7.9
Other .................................     0.4         0.4
-----------------------------------------------------------
                                           93.7%       95.8%
-----------------------------------------------------------

G.I. TRUCKING COMPANY
Salaries and wages ....................    46.9%       47.4%
Supplies and expenses .................     8.1         9.3
Operating taxes and licenses ..........     2.4         2.3
Insurance .............................     3.3         3.6
Communications and utilities ..........     1.4         1.3
Depreciation and amortization .........     2.3         2.4
Rents and purchased transportation ....    31.0        30.1
Other .................................     2.8         2.6
-----------------------------------------------------------
                                           98.2%       99.0%
-----------------------------------------------------------

CLIPPER DOMESTIC
Cost of services ......................    87.8%       87.8%
Selling, administrative and general ...    13.6%       13.7
(Gain) on sale of revenue equipment ...    (0.1)       (0.1)
-----------------------------------------------------------
                                          101.3%      101.4%
-----------------------------------------------------------

TREADCO, INC ..........................
Cost of sales .........................    70.6%       72.0%
Selling, administrative and general ...    30.0        29.5
-----------------------------------------------------------
                                          100.6%      101.5%
-----------------------------------------------------------

OPERATING INCOME (LOSS)

ABF Freight System, Inc. ..............     6.3 %       4.2 %
G.I. Trucking Company .................     1.8         1.0
Clipper Domestic ......................    (1.3)       (1.4)
Treadco, Inc. .........................    (0.6)       (1.5)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Consolidated revenues from continuing operations of the Company for the three months ended March 31, 1999 were $394.4 million compared to $376.9 million for the three months ended March 31, 1998, representing an increase of 4.6% primarily due to increases in revenues for ABF, G.I. Trucking and Treadco. These increases were offset somewhat by declines in Clipper Domestic revenues. The Company's operating income from continuing operations increased 56.4% to $17.7 million for the three months ended March 31, 1999 compared to $11.3 million for the three months ended March 31, 1998. Increases in operating income from continuing operations are attributable to improved operations at ABF, G.I. Trucking and Treadco. Income from continuing operations for the three months ended March 31, 1999 increased 97.3% to $7.5 million, or $0.32 per share (basic and diluted), compared to $3.8 million, or $0.14 per share (basic and diluted) for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999 was $6.8 million, or $0.29 per share (basic and diluted), compared to $3.6 million, or $0.13 per share (basic and diluted). The improvements in income from continuing operations and net income reflect, primarily, the improvement in operating income from continuing operations.

ABF FREIGHT SYSTEM, INC.

Effective January 1, 1999 and January 1, 1998, ABF implemented overall rate increases of 5.5% and 5.3%, respectively. Revenues for the three months ended March 31, 1999 increased 5.4% to $295.5 million from $280.3 million for the three months ended March 31, 1998. Operating income for the three months ended March 31, 1999 improved to $18.7 million from $11.8 million for the three months ended March 31, 1998.

ABF's revenue for the three months ended March 31, 1999 increased due to an increase in LTL revenue per hundredweight of 5.3% to $19.18 from $18.22 for the three months ended March 31, 1998, reflecting a continuing favorable pricing environment. In addition, first quarter 1999 LTL tonnage increased slightly, 0.7%, from the first quarter of 1998.

ABF's operating ratio improved to 93.7% for the three months ended March 31, 1999 from 95.8% for the three months ended March 31, 1998, as a result of the revenue yield improvements previously described and as a result of improvements in certain operating expense categories as follows:

Salaries and wages expense decreased 1.5% as a percent of revenue from the first quarter of 1998 to the first quarter of 1999. This decrease is due in part to lower linehaul costs due to driver retirements and an increase in rail utilization for freight transportation. Rail usage increased to 16.5% of total miles during the first quarter of 1999 from 13.5% during the first quarter of 1998. In addition, a portion of salaries and wages expense is generally fixed in nature and declines as a percent of revenue with increases in revenue levels.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

The decrease in operating supplies and expenses of 0.4% of revenue, from the first quarter of 1998 to the first quarter of 1999 is primarily due to lower fuel costs, which were below first quarter 1998 by approximately 14.5%, or $953,000.

Depreciation and amortization increased 0.3% as a percent of revenue for the first quarter of 1999 as compared to the first quarter of 1998. Increases in depreciation resulted from an increase in the number of road tractors under capital leases. A larger portion of ABF's road tractor fleet was under operating leases in the first quarter of 1998.

Rents and purchased transportation expense decreased 0.3% as a percent of revenue for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due primarily to declines in operating lease expense, reflecting ABF's replacement of road tractors under operating leases with road tractors under capital leases. This decrease was offset, in part, by the increase in purchased transportation for rail. As described above, ABF's rail usage increased for the three months ended March 31, 1999, compared to the same period in 1998.

G.I. TRUCKING

Effective November 1, 1998, G.I. Trucking implemented a general rate increase of 5.5%. Revenues increased 10.3% to $31.5 million for the first quarter of 1999 compared to $28.6 million for the first quarter of 1998. The revenue increase resulted from an increase of 1.2% in G.I. Trucking's revenue per hundredweight to $10.73 and tonnage increases of 9.0% compared to the same period in 1998.

G.I. Trucking's operating ratio improved to 98.2% for the first quarter of 1999 from 99.0% for the first quarter of 1998. The improvement results from the revenue yield improvement discussed above and improvements in certain operating expenses as follows:

Salaries and wages expense declined 0.5% as a percent of revenue during the first quarter of 1999 as compared to the first quarter of 1998. This decrease is due to lower pension costs and improved productivity of the labor force.

Operating supplies and expenses decreased 1.2% as a percent of revenue for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily to declines in fuel prices from the first quarter of 1998. In addition, repair and maintenance costs on revenue equipment were lower during the first quarter of 1999, reflecting new equipment purchased during 1998 to replace older equipment which requires more maintenance.

Insurance expense declined 0.3% as a percent of revenues from the first quarter of 1998 to the first quarter of 1999. This improvement was due to favorable claims experience for worker's compensation claims and lower costs for insurance, offset in part by unfavorable cargo claims experience.

A 0.9% increase in rents and purchased transportation reflects an increase in G.I. Trucking's terminal rent costs due to six new terminals opened during 1998. In addition, purchased transportation costs associated with G. I. Trucking's revenue increased slightly.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

CLIPPER DOMESTIC.

Revenues from Clipper Domestic were $24.5 million for the three months ended March 31, 1999, a decrease of 19.1% from the three months ended March 31, 1998, which had revenues of $30.2 million. Beginning in the fourth quarter of 1997, Clipper Domestic was adversely affected by the service problems with the U.S. rail system. During the fourth quarter of 1998, Clipper Domestic experienced some improvements in the on-time service levels of its rail suppliers. In the first quarter of 1999, rail service continued to improve; however, in certain lanes, rail service remains inconsistent. Clipper Domestic's intermodal shipments declined 7.9% for the first quarter of 1999 compared to the first quarter of 1998. This decline results primarily from business lost as a result of inconsistent rail service in 1998. Clipper Domestic is aggressively trying to regain this business but is faced with competition from truckload carriers and other rail service providers. Clipper Domestic experienced a decline of 1.5% in the number of LTL shipments from the first quarter of 1998 to the first quarter of 1999. The decline in LTL shipments resulted from management's decision to concentrate on metro-to-metro, long-haul lanes, therefore eliminating certain unprofitable lanes. In addition, LTL business levels were negatively impacted by the heavy snowfall in the Chicago, Illinois area in January 1999.

TREADCO, INC.

Revenues for the three months ended March 31, 1999 increased 9.2% to $40.9 million from $37.5 million for the three months ended March 31, 1998. For the first quarter of 1999, "same store" sales increased 7.9% and "new store" sales accounted for 1.3% of the increase from the 1998 first quarter. "Same store" sales include both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new sales location. Revenues from retreading for the three months ended March 31, 1999 were $16.1 million, a 4% increase from $15.5 million during the three months ended March 31, 1998. Retread revenues for the 1999 first quarter were higher due to increased volume of units sold of approximately 2.0% from first quarter 1998 and an increase in the sales price per unit of approximately 2.0% from first quarter 1998. Revenues from new tire sales increased 10.8% to $20.3 million for the first quarter 1999, from $18.3 million during the same period in 1998, due to increased unit sales of 10.8% from first quarter 1998. Service revenues for the 1999 first quarter were $4.6 million, an increase of 22.9%, from $3.7 million during the 1998 first quarter. Service revenues increased due to Treadco's continued emphasis on its service operations.

Treadco's operating ratio improved to 100.6% during the first quarter of 1999 from 101.5% during the first quarter of 1998. The decrease in cost of sales of 1.4% of revenue resulted primarily from lower new-tire costs and slightly improved production efficiency. The increase in selling, administrative, and general expenses of 0.5% resulted primarily from higher salaries and wages as a percent of revenue due to increased service and inventory control personnel. This increase was offset in part by decreases in legal fees due to the settlement of the litigation with Bandag, Inc. in the fourth quarter of 1998. In addition, bad debt expense was lower as the result of improved aging and collection of accounts receivable.

INCOME TAXES. The difference between the effective tax rate for 1999 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, nondeductible tender offer response costs incurred by Treadco and other nondeductible expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three months ended March 31, 1999 was $22.5 million compared to net cash provided by operations of $19.5 million for the three months ended March 31, 1998. The increase is due primarily to the improvement in operating results and net income for the first quarter of 1999 compared to the first quarter of 1998. Cash provided by operations and proceeds from asset sales of $3.8 million were used to purchase revenue equipment and other assets in the amount of $11.2 million and to pay down the Company's outstanding debt in the first quarter of 1999. During the first quarter of 1998, cash provided by operations and the sale of assets of $1.6 million were used to purchase assets of $16.3 million.

The Company is party to a five-year, $250 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents which became effective June 12, 1998. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit).

At March 31, 1999, there were $110.0 million of Revolver Advances and approximately $36.5 million of letters of credit outstanding. At March 31, 1999, the Company had approximately $103.5 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, disposition of assets and capital expenditures, and require the Company to meet certain quarterly financial ratio tests. As of March 31, 1999, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates from current levels on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was .625% at March 31, 1999.

Treadco is a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to the lesser of $20 million or the applicable borrowing base. Borrowings under the Treadco Credit Agreement are collateralized by accounts receivable and inventories of Treadco. Borrowings under the agreement bear interest at variable rates. At March 31, 1999, Treadco had $7.3 million outstanding under the Revolving Credit Agreement. The Treadco Credit Agreement contains various covenants which limit, among other things, dividends, disposition of receivables, indebtedness and investments, as well as requiring Treadco to meet certain financial tests. As of March 31, 1999, Treadco was in compliance with the covenants.

Management believes, based upon the Company's current levels of operations, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements, as well as fund the acquisition of 2,575,055 shares of Treadco (see Note H).

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

Management of the Company began addressing the impact of the Year 2000 on its business operations and cash flows during 1996. The Company concluded that the Year 2000 would impact its internal information technology and non-information technology systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment and electronic data-interchange environment. Beginning in 1996, and continuing since that time, the Company has designated a group of personnel, who work primarily for the Company's computer information services subsidiary, Data-Tronics Corp., to manage the conversion process for its own internal systems, including purchased software, and to monitor the conversion process for supplier chain environment systems and effects, as well as for the Company's data-interchange environment. A discussion of the status of each of these areas follows:

Internal IT and Non-IT Systems

Year 2000 conversions within the Company's mainframe environment, except for certain purchased software, are Year 2000 ready and operational at the present time. Mainframe environment conversions which are Year 2000 ready include the Company's hardware and operating systems, its customized applications, and most of its purchased software. Year 2000 conversions for customized applications which are Year 2000 ready within the mainframe environment included renovation and regression testing of twenty million lines of code. The Company has retained certain purchased software systems. The Company has replaced certain other purchased software systems and will continue to replace others by June 30, 1999. The carrying value of software systems replaced and to be replaced for Year 2000 compliance is nominal.

Year 2000 conversions of the Company's desktop PC hardware, operating systems and applications have been completed for most desktop environments. All desktop PC environments which are critical to the Company's business are Year 2000 ready. The network hardware and operating systems software will be Year 2000 ready by July 31, 1999.

The Company's embedded systems are those that are automated with embedded computerized microprocessor chips. The Company's evaluation of embedded systems has revealed that all affected systems are Year 2000 ready.

The Company has completed Year 2000 conversions of its electronic data-interchange software.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

External IT and Non-IT Systems

The Company is continuing its process of obtaining an inventory of critical exposure arising from the Company's suppliers. The Company's list of suppliers includes financial institutions, telecommunications providers, utility companies and insurance providers, as well as basic suppliers critical to the operations of the Company's subsidiaries and to the Company. The Company has sent and is continuing to send questionnaires to suppliers considered to be significant to operations to determine their status with respect to Year 2000 issues. The Company continually updates its list of critical exposures.

The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers which, in the aggregate, are significant to the Company's operations and financial results.

Year 2000 Costs

The Company is using existing personnel who work primarily for its computer information services subsidiary, Data-Tronics Corp., to perform Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $1.0 million, including labor costs and costs that relate to equipment and software purchases. Since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses which are funded with the Company's internally generated funds or its revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for Year 2000 conversion represent less than 6% of total forecasted 1999 information services costs. It is management's conclusion that there have been no significant projects deferred as a result of Year 2000 efforts.

The Company estimates it will spend an additional $.8 million in Year 2000 related costs. The Company expects to continue to expend these costs in normal operations and to fund them with internally generated funds or its revolving credit facility.

Contingency Planning

Management of the Company has assessed its most reasonably likely worst case scenario using currently available information regarding the status of the Company's internal and external IT systems and non-IT systems. As noted above, the Company has completed Year 2000 conversions within the Company's mainframe environment, certain purchased software systems and its critical desktop environment. The primary risk that the Company faces is with third-party suppliers and vendors not becoming Year 2000 compliant. The Company is still in the process of receiving and in some cases sending follow-up questionnaires to critical suppliers of its subsidiaries, including certain fuel vendors, communications vendors and tire and rubber products vendors. The Company has experienced a good response rate with respect to its questionnaires. However, if the Company assumes that the fuel, communications and tire and rubber products vendors which have not responded to its questionnaires will not be Year 2000 compliant and that their businesses would be adversely affected, the Company's freight transportation operations and tire business would be intermittently disrupted. These disruptions could include a temporary inability to take or fill customer orders, to communicate regarding shipment status and to deliver freight. This could result in lost revenues and in an increase in operating costs if fuel,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

communications and tire and rubber products costs rise as a result of shortages. Lost revenues and increases in operating costs resulting from these shortages cannot reasonably be estimated at this time.

The Company could also be materially, adversely impacted by disruptions in the economy generally resulting from Year 2000 issues. The Company could be the subject of litigation for computer systems products failure such as, for example, equipment shutdown or failure to properly date business records. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

The Company's most reasonably likely worst case scenario will continually be updated, and it will be used to develop the Company's contingency plan which it is presently expected to be completed by June 30, 1999. As a part of this process, the Company plans to increase the level of follow-up on critical suppliers' progress in completing year 2000 conversions and testing.

Like virtually all other public and private companies, the Company's day-to-day business is dependent on telecommunications services, banking services and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities or of any significant supplier that has disclosed that it will not be Year 2000 compliant by January 1, 2000. However, many of these entities are still engaged in the process of attempting to become Year 2000 compliant. The Company plans to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to operations of the Company and its subsidiaries. However, it is likely that some critical suppliers will not give written assurance as to Year 2000 compliance because of concerns as to legal liability.

Even where written assurance is provided by critical suppliers and a contingency plan is developed by the Company to deal with possible non-compliance by other critical suppliers, the Year 2000 conversion process will continue to create risk to the Company which is outside the control of the Company. There can be no assurance that a major Year 2000 disruption will not occur in a critical supplier which would have an impact on the Company that could be material.

SEASONALITY

ABF and G.I. Trucking are affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper Domestic's operations are similar to motor carrier operations with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last nine months of the calendar year generally having the highest levels of sales.

FORWARD-LOOKING STATEMENTS

The Management's Discussion and Analysis Section of this report contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

the Company's businesses; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; and the accuracy of assessments and estimates relating to Year 2000 issues.

ITEM 2a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines which have variable interest rates.

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .625%). This instrument is not recorded on the balance sheet of the Company. Details regarding the swap, as of March 31, 1999 are as follows:

        Notional                                    Rate                          Rate                      Fair
         Amount            Maturity                 Paid                        Received                   Value (2)
         -------           --------                 ----                        --------                   ---------
     $110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate (1)              $(1.1) million
                                           Margin (currently .625%)          Plus Credit Agreement
                                                                             Margin (currently .625%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month, and continues up to and including the maturity date.

(2) The fair value is an estimated amount the Company would have paid at March
    31, 1999, to terminate the agreement.

OTHER MARKET RISKS

Since December 31, 1998, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self-retention levels of certain risks arising out of the normal course of its business (see Note E to the Company's Unaudited Consolidated Financial Statements).

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

                                     ARKANSAS BEST CORPORATION
                                           (Registrant)


Date:   May 12, 1999                 /s/ David E. Loeffler
                                     ------------------------------------------
                                     David E. Loeffler
                                     Vice President-Treasurer, Chief Financial
                                     Officer and Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule for 1st Quarter 1998
 27.2          Financial Data Schedule for 1st Quarter 1999