Form 10-Q
period 1999-06-30
ARKANSAS BEST CORP /DE/
filed 1999-08-12
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarter Ended    June 30, 1999
                                                     -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

        Commission file number  0-19969


                            ARKANSAS BEST CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  6711                                 71-0673405
-------------------------------------    ------------------------------------    ---------------------------------------
    (State or other jurisdiction of           (Primary Standard Industrial                    (I.R.S. Employer
     incorporation or organization)             Classification Code No.)                     Identification No.)


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (501) 785-6000
-------------------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at July 31, 1999
 ----------------------------------      ---------------------------------
    Common Stock, $.01 par value                 19,667,333 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets --
                       June 30, 1999 and December 31, 1998 ...................................................        3

                    Consolidated Statements of Operations --
                      For the Three and Six Months Ended June 30, 1999 and 1998 ..............................        5

                    Consolidated Statements of Shareholders' Equity
                      For the Six Months Ended June 30, 1999 .................................................        7

                    Condensed Consolidated Statements of Cash Flows --
                      For the Six Months Ended June 30, 1999 and 1998 ........................................        8

                    Notes to Consolidated Financial Statements - June 30, 1999 ...............................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       16

     Item 2a.       Quantitative and Qualitative Disclosures about Market Risk................................       26

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       27

     Item 2.        Changes in Securities ....................................................................       27

     Item 3.        Defaults Upon Senior Securities ..........................................................       27

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       27

     Item 5.        Other Information ........................................................................       27

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       27

SIGNATURES ...................................................................................................       28

                                     PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                JUNE 30        DECEMBER 31
                                                                 1999              1998
                                                             ------------      ------------
                                                             (UNAUDITED)           NOTE
                                                                      ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................     $      4,436      $      4,543
   Trade receivables less allowances
      (1999 -- $5,573,000; 1998 -- $7,051,000) .........          174,543           166,520
   Inventories .........................................           31,239            33,150
   Prepaid expenses ....................................            8,104            12,700
   Deferred income taxes ...............................              852               874
   Net assets of discontinued operations ...............            1,145             3,546
   Other ...............................................            3,367             5,467
                                                             ------------      ------------
      TOTAL CURRENT ASSETS .............................          223,686           226,800



PROPERTY, PLANT AND EQUIPMENT
   Land and structures .................................          219,261           218,250
   Revenue equipment ...................................          280,294           256,474
   Manufacturing equipment .............................           15,688            17,506
   Service, office and other equipment .................           77,835            73,891
   Leasehold improvements ..............................            9,974             9,484
                                                             ------------      ------------
                                                                  603,052           575,605
   Less allowances for depreciation and amortization ...         (269,988)         (255,732)
                                                             ------------      ------------
                                                                  333,064           319,873

OTHER ASSETS ...........................................           41,218            35,682

GOODWILL, less amortization (1999 -- $34,348,000;
   1998 -- $36,740,000) ................................          111,433           124,975
                                                             ------------      ------------
                                                             $    709,401      $    707,330
                                                             ============      ============


NOTE: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                                          JUNE 30             DECEMBER 31
                                                                                            1999                 1998
                                                                                     ---------------        --------------
                                                                                         (UNAUDITED)            NOTE
                                                                                                   ($ thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ...........................................     $        15,992         $      19,830
   Trade accounts payable ......................................................              73,910                69,983
   Accrued expenses.............................................................             156,290               145,432
   Federal and state income taxes...............................................               5,699                 8,179
   Current portion of long-term debt ...........................................              19,119                17,504
                                                                                     ---------------        --------------
      TOTAL CURRENT LIABILITIES ................................................             271,010               260,928

LONG-TERM DEBT, less current portion ...........................................             207,663               196,079

OTHER LIABILITIES ..............................................................              25,590                20,577

DEFERRED INCOME TAXES ..........................................................              15,296                22,319

MINORITY INTEREST IN TREADCO, INC...............................................                   -                33,512

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ..................................                  15                    15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 1999: 19,634,133 shares;
      1998: 19,610,213 shares ..................................................                 196                   196
   Additional paid-in capital ..................................................             193,282               193,117
   Retained earnings (deficit) .................................................              (3,651)              (19,413)
   Accumulated other comprehensive income.......................................                   -                     -
                                                                                     ----------------        --------------

      TOTAL SHAREHOLDERS' EQUITY ...............................................             189,842               173,915


COMMITMENTS AND CONTINGENCIES ..................................................
                                                                                     ---------------         --------------
                                                                                     $       709,401         $     707,330
                                                                                     ===============         ==============


NOTE: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30                           JUNE 30
                                                           1999              1998              1999              1998
                                                       ------------      ------------      ------------      ------------
                                                                                  (UNAUDITED)
                                                                       ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   Transportation operations .....................     $    372,772      $    359,133      $    726,687      $    699,011
   Tire operations ...............................           46,133            46,456            86,593            83,523
                                                       ------------      ------------      ------------      ------------
                                                            418,905           405,589           813,280           782,534
                                                       ------------      ------------      ------------      ------------

OPERATING EXPENSES AND COSTS
   Transportation operations .....................          347,793           341,327           683,533           669,275
   Tire operations ...............................           45,807            45,248            86,734            82,927
                                                       ------------      ------------      ------------      ------------
                                                            393,600           386,575           770,267           752,202
                                                       ------------      ------------      ------------      ------------
OPERATING INCOME .................................           25,305            19,014            43,013            30,332

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property
      and non-revenue equipment ..................              (32)              756               464             1,348
   Interest expense ..............................           (4,784)           (4,449)           (9,327)           (8,831)
   Minority interest in Treadco, Inc. ............               --              (470)              245              (129)
   Other, net ....................................           (1,356)           (1,982)           (2,376)           (3,445)
                                                       ------------      ------------      ------------      ------------
                                                             (6,172)           (6,145)          (10,994)          (11,057)
                                                       ------------      ------------      ------------      ------------

INCOME FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES .............           19,133            12,869            32,019            19,275

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current .......................................            7,144             4,407            13,832             8,316
   Deferred ......................................              892               743              (388)             (519)
                                                       ------------      ------------      ------------      ------------
                                                              8,036             5,150            13,444             7,797
                                                       ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS ................           11,097             7,719            18,575            11,478
                                                       ------------      ------------      ------------      ------------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations
   (net of tax benefits of $112 for the three
   months ended June 30, 1998 and $394
   and $140 for the six months ended
   June 30, 1999 and 1998, respectively) .........               --              (318)             (664)             (459)
                                                       ------------      ------------      ------------      ------------
LOSS FROM DISCONTINUED OPERATIONS ................               --              (318)             (664)             (459)
                                                       ------------      ------------      ------------      ------------

NET INCOME .......................................           11,097             7,401            17,911            11,019
   Preferred stock dividends .....................            1,074             1,074             2,149             2,149
                                                       ------------      ------------      ------------      ------------

NET INCOME
   FOR COMMON SHAREHOLDERS .......................     $     10,023      $      6,327      $     15,762      $      8,870
                                                       ============      ============      ============      ============

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS -- Continued
-------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30                                JUNE 30
                                                  1999               1998                1999                1998
                                             --------------     --------------      --------------      --------------
                                                                           (UNAUDITED)
                                                                ($ thousands, except per share data)
NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations (1) ...........     $         0.51     $         0.34      $         0.83      $         0.47
   Discontinued operations .............                 --              (0.02)              (0.03)              (0.02)
                                             --------------     --------------      --------------      --------------
NET INCOME PER SHARE (1) ...............     $         0.51     $         0.32      $         0.80      $         0.45
                                             ==============     ==============      ==============      ==============

AVERAGE COMMON SHARES OUTSTANDING
   (BASIC): ............................         19,632,533         19,610,213          19,623,093          19,607,713
                                             ==============     ==============      ==============      ==============

DILUTED:
   Continuing operations (2) ...........     $         0.47     $         0.32      $         0.79      $         0.46
   Discontinued operations .............                 --              (0.01)              (0.03)              (0.02)
                                             --------------     --------------      --------------      --------------
NET INCOME PER SHARE (2) ...............     $         0.47     $         0.31      $         0.76      $         0.44
                                             --------------     --------------      --------------      --------------

AVERAGE COMMON SHARES OUTSTANDING
   (DILUTED) ...........................         23,780,913         23,850,481          23,681,525          20,065,431
                                             ==============     ==============      ==============      ==============

CASH DIVIDENDS PAID PER COMMON SHARE ...     $           --     $           --      $           --      $           --
                                             ==============     ==============      ==============      ==============

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.

(2) For the six months ended June 30, 1998, consideration is given to preferred dividends of $2.1 million. Conversion of preferred stock into common would be antidilutive for the six months ended June 30, 1998. For the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                ADDITIONAL        RETAINED       OTHER
                                         PREFERRED    COMMON      PAID-IN         EARNINGS   COMPREHENSIVE     TOTAL
                                           STOCK      STOCK       CAPITAL         (DEFICIT)      INCOME        EQUITY
                                         ---------    ------      -------         ---------   ------------     ------
                                                                (UNAUDITED)
                                                               ($ thousands)
Balances at January 1, 1999 ...........   $  15      $   196      $  193,117      $  (19,413)     $   --       $  173,915
Net income ............................      --           --              --          17,911          --           17,911
Common stock issued on
  exercise of stock options............      --           --             158              --          --              158
Tax effect of stock options exercised .      --           --               7              --          --                7
Dividends paid on preferred stock .....      --           --              --          (2,149)         --           (2,149)
                                          -----      -------      ----------      ----------      ------       ----------
Balances at June 30, 1999 .............   $  15      $   196      $  193,282      $   (3,651)     $   --       $  189,842
                                          =====      =======      ==========      ==========      ======       ==========

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                                    1999            1998
                                                                 ----------      ----------
                                                                         (UNAUDITED)
                                                                        ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ...............     $   54,004      $   26,881

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases ...............................        (28,736)        (39,694)
   Purchase of Treadco, Inc. stock .........................        (23,673)             --
   Proceeds from asset sales and other .....................          9,085           9,463
                                                                 ----------      ----------
NET CASH USED BY INVESTING ACTIVITIES ......................        (43,324)        (30,231)
                                                                 ----------      ----------

FINANCING ACTIVITIES
   Deferred financing costs and expenses ...................           (125)           (688)
   Borrowings under revolving credit facilities ............        231,250         291,700
   Payments under revolving credit facilities ..............       (222,500)       (261,700)
   Payments on long-term debt ..............................        (13,409)        (12,922)
   Payments under term loan facilities .....................             --         (13,000)
   Dividends paid ..........................................         (2,149)         (2,149)
   Other, net ..............................................         (3,854)          1,250
                                                                 ----------      ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ...........        (10,787)          2,491
                                                                 ----------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................           (107)           (859)
   Cash and cash equivalents at beginning of period ........          4,543           7,203
                                                                 ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................     $    4,436      $    6,344
                                                                 ==========      ==========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1999
-------------------------------------------------------------------------------

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


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 and 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


The differences between the effective tax rates for the three and six month periods ended June 30, 1999 and 1998, and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, nondeductible tender offer response costs (incurred by Treadco) and other nondeductible expenses.

NOTE C - DISCONTINUED OPERATIONS

The Company has engaged, since 1995, in international ocean freight services through its subsidiary CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Remaining assets will be liquidated. The aggregate of the selling price of these assets and the estimated liquidation value of the remaining Clipper International assets was approximately $5.0 million which is approximately equal to the Company's net investment in the related assets.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

Results of operations of the international ocean freight services segment have been reported as discontinued operations as of June 30, 1999 and the statements of operations for all periods have been restated to remove revenue and expenses of this segment. Results of Clipper International included in discontinued operations are summarized as follows:

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                     1999           1998            1999            1998
                                                  ----------     ----------      ----------      ----------
                                                            ($ thousands, except per share data)
Revenues ....................................     $       --     $   11,269      $    6,777      $   22,231
Operating loss ..............................             --           (338)         (1,114)           (420)
Pre-tax loss ................................             --           (430)         (1,058)           (599)

NOTE D - INVENTORIES

                                                                                  JUNE 30       DECEMBER 31
                                                                                    1999           1998
                                                                                 ----------     ----------
                                                                                      ($ thousands)
Finished goods ................................................................. $   23,609     $   25,523
Materials ......................................................................      4,844          5,147
Repair parts, supplies and other ...............................................      2,786          2,480
                                                                                 ----------     ----------
                                                                                 $   31,239     $   33,150
                                                                                 ==========     ==========

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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 81 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that required the Company to upgrade its underground tank systems by December 1998. The Company successfully completed the upgrades prior to the deadline set by the EPA.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $300,000 over the last five years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

As of June 30, 1999, the Company has accrued approximately $3.1 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee of The American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer software costs incurred during the "application development stage" are required to be capitalized and amortized over the software's estimated useful life. The Company adopted SOP 98-1 January 1, 1999. The SOP results in capitalization of costs related to internal computer software development. All such costs were previously expensed. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period. For the three and six months ended June 30, 1999, the Company capitalized internal software development costs amounting to approximately $.7 million and $1.1 million, respectively, which increased net income (basic and diluted) and income from continuing operations (basic and diluted) by $.02 per share and $.03 per share, respectively.

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

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Statement is effective for the Company in 2001. The Company is evaluating the impact the Statement will have on its financial statements and related disclosures.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    JUNE 30                            JUNE 30
                                                             1999              1998              1999              1998
                                                         ------------      ------------      ------------      ------------
                                                                       ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
     Net income ....................................     $     11,097      $      7,401      $     17,911      $     11,019
   Preferred stock dividends .......................           (1,074)           (1,074)           (2,149)           (2,149)
                                                         ------------      ------------      ------------      ------------
   Numerator for basic earnings per share --
     Net income available to common shareholders ...           10,023             6,327            15,762             8,870

   Effect of dilutive securities (1) ...............            1,074             1,074             2,149                --
                                                         ------------      ------------      ------------      ------------

   Numerator for diluted earnings per share --
     Net income available to common shareholders ...     $     11,097      $      7,401      $     17,911      $      8,870
                                                         ============      ============      ============      ============

DENOMINATOR:
   Denominator for basic earnings per
     share -- weighted-average shares ..............       19,632,533        19,610,213        19,623,093        19,607,713

   Effect of dilutive securities:
     Conversion of preferred stock (1) .............        3,796,852         3,796,852         3,796,852                --
     Employee stock options ........................          351,528           443,416           261,580           457,718
                                                         ------------      ------------      ------------      ------------

   Denominator for diluted earnings per
     share -- adjusted weighted-average
     shares and assumed conversions ................       23,780,913        23,850,481        23,681,525        20,065,431
                                                         ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations ...........................     $       0.51      $       0.34      $       0.83      $       0.47
   Discontinued operations .........................               --             (0.02)            (0.03)            (0.02)
                                                         ------------      ------------      ------------      ------------
NET INCOME PER SHARE ...............................     $       0.51      $       0.32      $       0.80      $       0.45
                                                         ============      ============      ============      ============

AVERAGE COMMON SHARES
  OUTSTANDING (BASIC): .............................       19,632,533        19,610,213        19,623,093        19,607,713
                                                         ============      ============      ============      ============

DILUTED:
   Continuing operations ...........................     $       0.47      $       0.32      $       0.79      $       0.46
   Discontinued operations .........................               --             (0.01)            (0.03)            (0.02)
                                                         ------------      ------------      ------------      ------------
NET INCOME PER SHARE ...............................     $       0.47      $       0.31      $       0.76      $       0.44
                                                         ============      ============      ============      ============

AVERAGE COMMON SHARES
  OUTSTANDING (DILUTED): ...........................       23,780,913        23,850,481        23,681,525        20,065,431
                                                         ============      ============      ============      ============

CASH DIVIDENDS PAID PER COMMON SHARE ...............     $         --      $         --      $         --      $         --
                                                         ============      ============      ============      ============


(1) For the six months ended June 30, 1998, consideration is given to preferred dividends of $2.1 million. Conversion of preferred stock into common would be antidilutive for the six months ended June 30, 1998. For the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------


NOTE H- ACQUISITION OF MINORITY INTEREST IN TREADCO, INC.

On January 22, 1999, the Company announced that it had submitted a formal proposal to Treadco's Board of Directors in which the outstanding shares of Treadco's common stock not owned by the Company would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., Treadco's largest independent stockholder, which beneficially owned 1,132,775 shares (or approximately 22%) of the common stock of Treadco. On March 15, 1999, the Company and Treadco signed a definitive merger agreement for the acquisition of all shares of Treadco's stock not owned by the Company for $9.00 per share in cash via a tender offer. The tender offer commenced on March 23, 1999, and closed on April 20, 1999. A total of approximately 2,457,000 shares were tendered to the Company. Including the tendered shares, the Company owned approximately 98% of Treadco at the closing of the tender. At a June 10, 1999 special meeting, the shareholders of Treadco, Inc. approved the merger of Treadco Acquisition Corporation, a wholly owned subsidiary of the Company, into Treadco, Inc. This transaction resulted in Treadco, Inc. becoming a wholly owned subsidiary of the Company. Subject to the terms of the merger agreement, shares of common stock not tendered were converted into the right to receive $9.00 per share. As a result of the merger, the Company voluntarily delisted Treadco Inc.'s common stock from trading on The Nasdaq Stock Market, Inc. on June 10, 1999. The cost of the Treadco shares and related expenses of $23.7 million was funded with the Company's Revolving Credit Facility. The acquisition of the Treadco stock was accounted for as a purchase. The application of purchase accounting to the acquired assets and liabilities of Treadco resulted in the elimination of Treadco's goodwill of approximately $12.0 million and a reduction of Treadco's fixed assets of approximately $4.0 million.

Pro forma information (as if the acquisition and related transactions were completed at the beginning of their respective periods) for the six months ended June 30, 1999 and 1998 is as follows:

                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                   -------------------------
                                                      1999            1998
             Operating revenues .................  $ 813,280       $ 782,534
             Net income..........................     17,699          11,245
             Net income per share (diluted)......       0.75            0.45


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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
--------------------------------------------------------------------------------

Results of operations for Clipper International, previously reflected as a reportable segment, have been reported as discontinued operations for the three and six months ended June 30, 1999, and the statements of operations for all prior periods have been restated to remove the revenue and expense of the ocean freight services N.V.O.C.C. segment (see Note C).

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

No material changes have occurred in the total assets, for any reportable operating segment since December 31, 1998, except for the impact of purchase accounting on Treadco's assets as discussed in Note H, and the reclassification of Clipper International's assets to discontinued operations.

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income.


                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                1999             1998           1999           1998
                                                          -------------   -------------   -------------    ------------
                                                                                   (UNAUDITED)
                                                                                  ($ thousands)
OPERATING REVENUES

   ABF Freight System, Inc..............................  $     308,667   $     293,832   $     604,119    $    574,099
   G.I. Trucking Company................................         34,913          31,816          66,447          60,414
   Clipper Domestic.....................................         26,810          31,856          51,275          62,101
   Treadco, Inc.........................................         46,684          47,094          87,629          84,599
   Other revenues and eliminations......................          1,831             991           3,810           1,321
                                                          -------------   -------------   -------------    ------------
     Total consolidated operating revenues..............  $     418,905   $     405,589   $     813,280    $    782,534
                                                          =============   =============   =============    ============
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages...................................  $     201,658   $     199,146   $     398,374    $    389,890
   Supplies and expenses................................         34,515          31,416          65,542          62,053
   Operating taxes and licenses.........................          9,114           9,396          18,722          18,883
   Insurance............................................          4,809           4,445           9,827           9,468
   Communications and utilities.........................          3,882           3,383           7,543           6,708
   Depreciation and amortization........................          7,296           6,294          14,284          12,160
   Rents and purchased transportation...................         23,160          23,054          45,602          45,142
   Other................................................          1,140           1,491           2,499           2,945
   (Gain) on sale of revenue equipment .................           (207)         (1,501)           (248)         (1,619)
                                                          -------------   -------------   -------------    ------------
                                                                285,367         277,124         562,145         545,630
                                                          -------------   -------------   -------------    ------------

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) -- Continued
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                1999              1998              1999              1998
                                                            ------------      ------------      ------------      ------------
                                                                                       (UNAUDITED)
                                                                                      ($ thousands)
G.I. TRUCKING COMPANY
   Salaries and wages .................................           15,938            14,550            30,722            28,105
   Supplies and expenses ..............................            2,826             2,644             5,370             5,297
   Operating taxes and licenses .......................              813               595             1,574             1,240
   Insurance ..........................................            1,004             1,197             2,035             2,232
   Communications and utilities .......................              427               417               855               776
   Depreciation and amortization ......................              763               852             1,505             1,540
   Rents and purchased transportation .................           10,979            10,149            20,768            18,765
   Other ..............................................              796               812             1,693             1,575
   (Gain) on sale of revenue equipment ................              (48)              (57)              (54)              (62)
                                                            ------------      ------------      ------------      ------------
                                                                  33,498            31,159            64,468            59,468
                                                            ------------      ------------      ------------      ------------

CLIPPER DOMESTIC
   Cost of services ...................................     $     22,932      $     27,400      $     44,423      $     53,952
   Selling, administrative and general ................            3,383             4,010             6,715             8,161
   (Gain) on sale of revenue equipment ................               (2)              (44)              (33)              (64)
                                                            ------------      ------------      ------------      ------------
                                                                  26,313            31,366            51,105            62,049
                                                            ------------      ------------      ------------      ------------

TREADCO, INC ..........................................
   Cost of sales ......................................           32,562            32,902            61,469            59,917
   Selling, administrative and general ................           13,629            12,691            25,922            23,757
                                                            ------------      ------------      ------------      ------------
                                                                  46,191            45,593            87,391            83,674
                                                            ------------      ------------      ------------      ------------

Other expenses and eliminations .......................            2,231             1,333             5,158             1,381
                                                            ------------      ------------      ------------      ------------
   Total consolidated operating expenses and costs ....     $    393,600      $    386,575      $    770,267      $    752,202
                                                            ============      ============      ============      ============

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..............................     $     23,300      $     16,708      $     41,974      $     28,469
G.I. Trucking Company .................................            1,415               657             1,979               946
Clipper Domestic ......................................              497               490               170                52
Treadco, Inc. .........................................              493             1,501               238               925
Other income (loss) and eliminations ..................             (400)             (342)           (1,348)              (60)
                                                            ------------      ------------      ------------      ------------
   Total consolidated operating income ................     $     25,305      $     19,014      $     43,013      $     30,332
                                                            ============      ============      ============      ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment. The Company has restated its prior period segment information to conform to the current year's segment presentation, which is in accordance with the requirements of FAS No. 131. Note I to the Consolidated Financial Statements contains additional information regarding the Company's operating segments.

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                       JUNE 30
                                                    1999           1998           1999           1998
                                                  --------       --------       --------       --------
                                                                        (UNAUDITED)
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
Salaries and wages ..........................         65.3%          67.8%          65.9%          67.9%
Supplies and expenses .......................         11.2           10.7           10.8           10.8
Operating taxes and licenses ................          3.0            3.2            3.1            3.3
Insurance ...................................          1.6            1.5            1.6            1.6
Communications and utilities ................          1.3            1.2            1.2            1.2
Depreciation and amortization ...............          2.4            2.1            2.4            2.1
Rents and purchased transportation ..........          7.5            7.8            7.5            7.9
Other .......................................          0.3            0.5            0.6            0.5
(Gain) on sale of revenue equipment .........         (0.1)          (0.5)            --           (0.3)
                                                  --------       --------       --------       --------
                                                      92.5%          94.3%          93.1%          95.0%
                                                  --------       --------       --------       --------

G.I. TRUCKING COMPANY
Salaries and wages ..........................         45.7%          45.7%          46.2%          46.5%
Supplies and expenses .......................          8.1            8.3            8.1            8.8
Operating taxes and licenses ................          2.3            1.9            2.4            2.1
Insurance ...................................          2.9            3.8            3.1            3.7
Communications and utilities ................          1.2            1.3            1.3            1.3
Depreciation and amortization ...............          2.2            2.7            2.3            2.5
Rents and purchased transportation ..........         31.4           31.9           31.3           31.1
Other .......................................          2.2            2.5            2.4            2.5
(Gain) on sale of revenue equipment .........         (0.1)          (0.2)          (0.1)          (0.1)
                                                  --------       --------       --------       --------
                                                      95.9%          97.9%          97.0%          98.4%
                                                  --------       --------       --------       --------

CLIPPER DOMESTIC
Cost of services ............................         85.5%          86.0%          86.6%          86.9%
Selling, administrative and general .........         12.6           12.6           13.2           13.1
(Gain) on sale of revenue equipment .........           --           (0.1)          (0.1)          (0.1)
                                                  --------       --------       --------       --------
                                                      98.1%          98.5%          99.7%          99.9%
                                                  --------       --------       --------       --------

TREADCO, INC.
Cost of sales ...............................         69.7%          69.9%          70.1%          70.8%
Selling, administrative and general .........         29.2           26.9           29.6           28.1
                                                  --------       --------       --------       --------
                                                      98.9%          96.8%          99.7%          98.9%
                                                  --------       --------       --------       --------


OPERATING INCOME (LOSS)
   ABF Freight System .......................          7.5%           5.7%           6.9%           5.0%
   G.I. Trucking Company ....................          4.1%           2.1%           3.0%           1.6%
   Clipper Domestic .........................          1.9%           1.5%           0.3%           0.1%
   Treadco, Inc. ............................          1.1%           3.2%           0.3%           1.1%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

Consolidated revenues from continuing operations of the Company for the three and six months ended June 30, 1999, increased 3.3% and 3.9%, respectively, compared to the same periods in 1998, due primarily to increases in revenues for ABF and G.I. Trucking. These increases were offset somewhat by declines in Clipper Domestic revenues. The Company's operating income from continuing operations for the three and six months ended June 30, 1999, increased 33.1% and 41.8% compared to the same periods in 1998. Increases in operating income from continuing operations are attributable to improved operations at ABF and G.I. Trucking, offset, in part, by a decline in the operating income of Treadco. Income from continuing operations for the three and six months ended June 30, 1999, increased 43.8% and 61.8% from the same periods in 1998. The improvements in income from continuing operations reflect primarily the improvements in operating income. Diluted earnings per share from continuing operations improved 46.8% to $0.47 per share and 71.7% to $0.79 per share for the three and six months ended June 30, 1999, when compared to the same periods in 1998.

ABF FREIGHT SYSTEM, INC.

Effective January 1, 1999, and January 1, 1998, ABF implemented overall rate increases of 5.5% and 5.3%, respectively. Revenues for the three and six months ended June 30, 1999, increased 5.0% and 5.2% to $308.7 million and $604.1 million, respectively, from $293.8 million and $574.1 million for the same periods in 1998. ABF generated operating income for the three and six months ended June 30, 1999, of $23.3 million and $42.0 million compared to $16.7 million and $28.5 million for the three and six months ended June 30, 1998.

ABF's increase in revenue is due primarily to increases in LTL revenue per hundredweight of 5.6% and 5.4% to $19.28 and $19.23 when the three and six months ended June 30, 1999, are compared to the same periods in 1998, reflecting a continuing favorable pricing environment. ABF's LTL tonnage declined slightly, 0.1%, for the three months ended June 30, 1999, compared to the same period in 1998; however, LTL tonnage increased slightly, 0.3%, for the six months ended June 30, 1999, when compared to the same period in 1998.

ABF's operating ratio improved to 92.5% and 93.1% for the three and six months ended June 30, 1999, from 94.3% and 95.0% for the same periods in 1998, as a result of the revenue yield improvements previously described and as a result of improvements in certain operating expense categories as follows:

Salaries and wages expense decreased as a percent of revenue 2.5% and 2.0% for the three and six months ended June 30, 1999, compared to the same periods in 1998. This decrease is due in part to lower line-haul costs due to driver retirements, a lower effective wage rate associated with more new hires and an increase in rail utilization for freight transportation. Rail usage increased to 16.4% of total miles for both the three and six months ended June 30, 1999, compared to 15.2% and 14.4% in the same periods of 1998. In addition, a portion of salaries and wages expense is generally fixed in nature and declines as a percent of revenue with increases in revenue levels.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

Supplies and expenses, as a percent of revenue, remained constant, as a percent of revenue, for the first six months of 1999, compared to the first six months of 1998. However, supplies and expenses increased 0.5% of revenue from the second quarter of 1998 to the second quarter of 1999. This increase is due primarily to trailer repair costs associated with the installation of conspicuity tape to road and city trailers, in accordance with Federal regulations. Such regulations require that the installation process be complete by June 1, 2001. As of June 30, 1999, the Company has completed the installation on over 48% of all road trailers and a small number of city trailers. In addition, fuel costs, as a percent of revenue, were slightly above second quarter 1998, due to higher diesel prices, which increased 4.5% for the second quarter of 1999 compared to the second quarter of 1998.

Depreciation and amortization increased 0.3% as a percent of revenue for the three and six months ended June 30, 1999, compared to the same periods in 1998. Increases in depreciation resulted from an increase in the number of road tractors under capital leases. A larger portion of ABF's road tractor fleet was under operating leases in the first six months of 1998.

Rents and purchased transportation expense decreased 0.3% and 0.4% as a percent of revenue for the three and six months ended June 30, 1999, compared to same periods in 1998, due primarily to declines in operating lease expense, reflecting ABF's replacement of road tractors under operating leases with road tractors under capital leases. This decrease was offset, in part, by the increase in rail utilization. As described above, ABF's rail usage increased for the three and six months ended June 30, 1999, compared to the same periods in 1998.

G.I. TRUCKING

Effective November 1, 1998, G.I. Trucking implemented a general rate increase of 5.5%. Revenues increased 9.7% and 10.0% to $34.9 million and $66.4 million for the three and six months ended June 30, 1999, compared to $31.8 million and $60.4 million for the same periods in 1998. The revenue increase resulted from increases in revenue per hundredweight of 1.8% and 1.5%, to $10.80 and $10.76, respectively, for the three and six months ended June 30, 1999, compared to the same periods in 1998. In addition, tonnage increased 7.8% and 8.4% for the three and six months ended June 30, 1999, compared to the same periods in 1998.

G.I. Trucking's operating ratio improved to 95.9% and 97.0% for the three and six months ended June 30, 1999, from 97.9% and 98.4% for the same periods in 1998. The improvement results from the revenue yield improvement discussed above and improvements in certain operating expenses as follows:

Salaries and wages expense declined 0.3% as a percent of revenue during the six months ended June 30, 1999, as compared to the same period in 1998. This decrease is due to lower pension costs and improved productivity of the labor force.

Supplies and expenses decreased 0.2% and 0.7% as a percent of revenue for the three and six months ended June 30, 1999, as compared to the same periods during 1998. This decrease is due primarily to the fact that repair and maintenance costs on revenue equipment were lower during the three and six months ended June 30, 1999, compared to the same periods in 1998, reflecting new equipment purchased during 1998 and 1999 to replace older equipment which required more maintenance.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

Operating taxes and licenses increased 0.4% and 0.3% as a percent of revenue for the three and six months ended June 30, 1999, compared to the same periods during 1998. This increase is due primarily to real estate taxes associated with the six new terminals opened during 1998. In addition, vehicle licenses and registration fees increased for the three and six months ended June 30, 1999, as compared to the same periods during 1998, due to G.I. Trucking's increased fleet size resulting from the purchase of 91 tractors and 145 trailers during the first six months of 1999. G.I. Trucking expects to dispose of some old equipment during the last half of 1999.

Insurance expense declined 0.9% and 0.6% as a percent of revenue for the three and six months ended June 30, 1999, compared to the same periods in 1998. This improvement was due to favorable claims experience for worker's compensation.

Depreciation and amortization expense decreased 0.5% and 0.2% as a percent of revenue for the three and six months ended June 30, 1999, compared to the same periods during 1998 due primarily to several older tractors and trailers becoming fully depreciated during the first six months of 1999.

Rents and purchased transportation expenses decreased 0.5% as a percent of revenue from the three months ended June 30, 1998 to the three months ended June 30, 1999, primarily as a result of lower purchased transportation costs, offset in part by an increase in G.I. Trucking's terminal rent cost, related to the opening of new terminals during 1998. For the six months ended June 30, 1999, compared to the six months ended June 30, 1998, rents and purchased transportation increased 0.2% as a percent of revenue due primarily to an increase in G.I. Trucking's terminal rent costs, also related to the opening of new terminals during 1998.

CLIPPER DOMESTIC.

Revenues from Clipper Domestic were $26.8 million and $51.3 million for the three and six months ended June 30, 1999, representing a decrease of 15.8% and 17.4% from the three and six months ended June 30, 1998, which had revenues of $31.9 million and $62.1 million, respectively. Beginning in the fourth quarter of 1997, Clipper Domestic was adversely affected by the service problems with the U.S. rail system. During the fourth quarter of 1998, Clipper Domestic experienced some improvements in the on-time service levels of its rail suppliers. In the first and second quarters of 1999, rail service continued to improve; however, in certain lanes, rail service remains inconsistent. Clipper Domestic's intermodal shipments declined 9.3% and 8.6% for the three and six months ended June 30, 1999, compared to the same periods in 1998. These declines result primarily from business lost as a result of inconsistent rail service in 1998. Clipper Domestic is aggressively trying to regain this business but is faced with competition from truckload carriers and other rail service providers. Clipper Domestic experienced declines of 10.9% and 6.4% in the number of LTL shipments from the three and six months ended June 30, 1998 to the three and six months ended June 30, 1999. The declines in LTL shipments resulted from management's decision to concentrate on metro-to-metro, long-haul lanes, therefore eliminating certain unprofitable lanes. In addition, LTL business levels were negatively impacted by the heavy snowfall in the Chicago, Illinois area in January 1999.

Clipper Domestic's operating ratio improved to 98.1% and 99.7% for the three and six months ended June 30, 1999, from 98.5% and 99.9% for the three and six months ended June 30, 1998. Clipper Domestic's operating ratio improvements result from the elimination of certain unprofitable lanes, higher

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

percentage of rail utilization of 57.8% and 56.4% for the three and six months ended June 30, 1999, compared to 48.4% and 49.4% for the same periods during 1998 and cost reductions implemented because of lower revenue levels.

TREADCO, INC.

Revenues for Treadco, Inc. were $46.7 million and $87.6 million for the three and six months ended June 30, 1999, compared to $47.1 million and $84.6 million for the same periods in 1998. For the three months ended June 30, 1999, "same store" sales decreased 1.1% compared to the same period in 1998. For the six months ended June 30, 1999, "same store" sales increased 2.9% compared to the same period in 1998. "New store" sales increased 0.2% and 0.7% from the three and six months ended June 30, 1998. "Same store" sales includes both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from two new sales locations. Revenues from retreading for the three months ended June 30, 1999, were $17.9 million, representing a decrease of 3.0% from $18.4 million for the three months ended June 30, 1998. Retread revenues for the six months ended June 30, 1999, were $34.0 million, which equaled retread revenues for the same period in 1998. Retread revenues for the three months ended June 30, 1999, were lower due to a decrease in the volume of units sold of approximately 5.4% from the same period in 1998. This decrease was offset in part by an increase in the sales price per unit of approximately 2.4% from the three months ended June 30, 1998. Revenues from new tire sales decreased slightly, 0.9%, to $23.5 million for the second quarter 1999, from $23.7 million during the same period in 1998, due to a 3.0% decrease in the sales price per unit, offset in part by a 2.1% increase in unit sales from the second quarter 1998. However, revenues from new tire sales increased 4.2% to $43.7 million for the six months ended June 30, 1999, from $42.0 million during the same period in 1998, due primarily to a 5.9% increase in units sold, offset, in part, by a decrease in the sales price per unit of 1.6%. Service revenues for the three and six months ended June 30, 1999, were $5.3 million and $9.9 million, compared to $5.0 million and $8.7 million during the same periods in 1998. Service revenues increased due to Treadco's continued emphasis on its service operations.

Treadco's operating ratio increased to 98.9% and 99.7% for the three and six months ended June 30, 1999, from 96.8% and 98.9% during the same periods in 1998. The decrease in cost of sales of 0.2% and 0.7% of revenue for the three and six months ended June 30, 1999, resulted primarily from improvements in retread margins, offset, in part, by lower new tire margins. The increase in selling, administrative, and general expenses of 2.3% and 1.5% for the three and six months ended June 30, 1999, from the same periods in 1998 resulted primarily from higher salaries and wages as a percent of revenue due to increased service and inventory control personnel. In addition, during the second quarter of 1999, Treadco incurred $.4 million in costs associated with stock option and performance plan payments made as a result of the Company's purchase of the non-ABC-owned shares of Treadco. These increases were offset in part by decreases in legal fees due to the settlement of the litigation with Bandag, Inc. in the fourth quarter of 1998. In addition, bad debt expense was lower as the result of improved aging and collection of accounts receivable.

INTEREST EXPENSE. Interest expense increased $0.4 million and $0.5 million for the three and six months ended June 30, 1999, due primarily to the purchase of the non-ABC-owned shares of Treadco (see Note H).

INCOME TAXES. The differences between the effective tax rates for the three and six month periods ended June 30, 1999, and the federal statutory rate resulted from state income taxes, amortization of

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

nondeductible goodwill, minority interest, nondeductible tender offer response costs incurred by Treadco and other nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 1999, was $54.0 million compared to $26.9 million for the six months ended June 30, 1998. The increase is due primarily to the improvement in operating results and net income, as well as increases in accrued expenses including income taxes for the six months ended June 30, 1999, compared to the same periods during 1998. Cash provided by operations, proceeds from asset sales of $9.1 million and borrowings were used to purchase revenue equipment and other property and equipment in the amount of $28.7 million, to purchase the non-ABC-owned shares of Treadco for $23.7 million and to pay down outstanding debt during the six months ended June 30, 1999. During the six months ended June 30, 1998, cash provided by operations, proceeds from the sale of assets of $9.5 million and borrowings were used to purchase operating assets of $39.7 million.

The Company is party to a five-year, $250 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends through 2003.

At June 30, 1999, there were $129.6 million of Revolver Advances and approximately $38.2 million of letters of credit outstanding. At June 30, 1999, the Company had approximately $82.2 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, disposition of assets and capital expenditures, and require the Company to meet certain quarterly financial ratio tests. As of June 30, 1999, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates from current levels on $110 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was .625% at June 30, 1999.

The Company borrowed $17.8 million under capital lease obligations for the six months ended June 30, 1999. Funds from these borrowings were used to purchase revenue equipment.

Treadco was a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to the lesser of $20 million or the applicable borrowing base. The Treadco Credit Agreement was terminated on June 25, 1999.

Management believes, based upon the Company's current levels of operations, that the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

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

Management of the Company began addressing the impact of the Year 2000 on its business operations in 1996. The Company concluded that the Year 2000 would impact its internal information technology (IT) and non-information technology (non-IT) systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment and electronic data-interchange environment. Beginning in 1996, and continuing since that time, the Company has designated a group of personnel, who work primarily for the Company's computer information services subsidiary, Data-Tronics Corp., to manage the conversion process for its own internal systems, including purchased software, and to monitor the conversion process for supplier chain environment systems and effects, as well as for the Company's data-interchange environment.

Internal IT and Non-IT Systems

Year 2000 conversions within the Company's mainframe environment have been completed. The mainframe environment, which is Year 2000 ready and operational, includes the Company's computer hardware and operating system, its customized application software, and its purchased software. The Year 2000 readiness of computer mainframe hardware, operating systems, and system utilities has been verified by vendors and tested by Data-Tronics Corp. The Company's customized application software required renovation and regression testing and the revised Year 2000 ready software was installed and operational by the end of 1998. Purchased software has been upgraded to a vendor defined Year 2000 ready version, or replaced by another vendors' Year 2000 ready version. The carrying value of software systems that were replaced for Year 2000 compliance is nominal.

The Year 2000 readiness upgrades and testing of the numerous PC servers is complete for all PC servers significant to the Company's business. Server hardware has been tested and is Year 2000 ready. All operating systems have been converted and upgraded with Year 2000 ready upgrades. From time to time, vendors release new Year 2000 upgrades. The Company will continually monitor various vendor resources for Year 2000-related compliance and install new upgrade packages as necessary.

The Company's desktop PC hardware, operating systems, and applications have been tested for Year 2000 readiness. All desktop PC environments that are significant to the Company's business have been upgraded and are Year 2000 ready.

The Company's embedded systems are those that are automated with embedded computerized microprocessor chips. The Company's evaluation of embedded systems has revealed that all affected systems are Year 2000 ready.

The Company has completed Year 2000 conversions of its electronic data-interchange software.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

External IT and Non-IT Systems

The Company has completed the process of identifying critical exposures arising from the Company's suppliers. The Company's list of critical suppliers includes financial institutions, telecommunications providers, utility companies, and insurance providers, as well as basic suppliers critical to the operations of the Company's subsidiaries and to the Company. The Company has sent and is continuing to send questionnaires to suppliers considered to be significant to operations to determine their status with respect to Year 2000 issues. The Company continually updates its list of critical exposures.

The Company does not have any single customer that would be material to the Company as a whole. However, the Company has some customers who, in the aggregate, are significant to the Company's operations and financial results.

Year 2000 Costs

The Company is using existing personnel who work primarily for Data-Tronics Corp., to perform Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $1.4 million, including labor costs and costs that relate to equipment and software purchases. Since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses, which are funded with the Company's internally generated funds or its revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for the Year 2000 conversion represent less than 7% of the Company's budgeted information services costs for 1999. It is management's conclusion that there have been no significant projects deferred as a result of Year 2000 efforts.

The Company estimates it will spend an additional $0.4 million in Year 2000 related costs. The Company expects to continue to expend these costs in normal operations and to fund them with internally generated funds or its revolving credit facility.

Contingency Planning

Management of the Company has assessed its most reasonably likely worst case scenario using currently available information regarding the status of the internal and external IT systems and non-IT systems. As described above, the Company has completed Year 2000 conversions within the Company's mainframe environment, certain purchased software and its critical PC server and desktop environments. The primary risk the Company faces is with third-party suppliers and vendors not becoming Year 2000 compliant. The Company is still in the process of receiving and in some cases sending follow-up questionnaires to critical suppliers of its subsidiaries. The Company mailed more than 10,000 Year 2000 readiness questionnaires in order to assess Year 2000 readiness of vendors, suppliers and other third parties. To date, the Company has received the following response rates with respect to its questionnaires: 65.3% for fuel vendors, 82.8% for communications suppliers, 70.1% for utility suppliers and 54.6% of its other suppliers. Substantially all responses received have indicated that Year 2000 issues are being addressed and that the respondents plan to achieve Year 2000 readiness. The Company continues to monitor and assess questionnaires received and to follow up where considered necessary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

The Company has a written contingency plan that outlines procedures to deal with Year 2000 risks and uncertainties that do not rise to the level of a most reasonably likely worst case scenario. The Company's contingency plan includes plans to assess the need to increase fuel inventories in late 1999, identification of alternate fuel suppliers, identification of substitute data collection points for localized power shortages, adjustments to staffing as required for changing business levels, dynamic adjustments to freight routes to bypass temporarily bottlenecked distribution centers, and stockpiles of freight forms and reference lists for manual workarounds. The Company's contingency plan also includes additional staffing levels to test certain critical systems immediately after the Year 2000 rollover on January 1, 2000. Management of the Company intends to continually monitor and update its Year 2000 contingency plan as appropriate.

Based on responses contained in the questionnaires and other available information, the Company believes that fuel supply shortages, widespread communications systems interruptions, widespread utility systems interruptions and tire and rubber products shortages (which would most affect Treadco) are not most reasonably likely occurrences. The Company believes the most reasonably likely worst case scenario is that some smaller customers will experience data processing system problems because of non Year 2000 compliant software or hardware and that the flow of freight from these customers could be disrupted as a result. Such an event would impact the Company to a limited degree, resulting in lower revenue in the early part of Year 2000. The Company also believes that there could be spot shortages of fuel as a result of the Year 2000 issue, primarily as a result of stockpiling by fuel users. The result of stockpiling of fuel and other supplies by companies attempting to prepare for Year 2000 could result in short-term increases in the cost of such products to the Company. Although the Company has fuel surcharge provisions in its freight contracts, it is uncertain that the Company would be able to increase prices to its customers to cover all the additional costs the Company would incur in such a scenario. With respect to the Company's primary business of freight transportation, if stockpiling of industrial and other supplies by businesses and by consumers of consumer goods is widespread in the fourth quarter of 1999, such stockpiling would most likely decrease freight volumes in the first quarter of Year 2000 as stockpiles are used. The most likely result of this combination of factors is that the Company will experience lower freight volumes and higher costs in the first quarter of Year 2000 and that operating results will be adversely impacted. Management does not presently believe that any individual factor described or the combination of factors described will likely have a material long-term impact on the Company, although there can be no assurance in this regard.

If there are any major disruptions to the overall economy or business levels resulting from Year 2000 issues, the Company could be materially adversely impacted. The Company could also be the subject of litigation for computer systems products failure such as, for example, equipment shutdown or failure to properly date business records. The amount of potential liability, increased costs or lost revenue from any Year 2000 issue cannot be predicted at this time.

Like virtually all other public and private companies, the Company and its suppliers and customers are dependent on telecommunications services, banking services, and utility services provided by a large number of entities. At this time, the Company is not aware of any of these entities or of any significant supplier that has disclosed that it will not be Year 2000 compliant by January 1, 2000. However, many of these entities are still engaged in the process of attempting to become Year 2000 compliant. As described previously, the Company has attempted to and continues to attempt to obtain written assurance of Year 2000 compliance from all entities which management considers critical to the operations of the Company and its subsidiaries. However, it is likely that some critical suppliers will not give written assurance as to

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued
-------------------------------------------------------------------------------

Year 2000 compliance because of concerns as to legal liability. Even where written assurance is provided by critical suppliers and even if the Company has a contingency plan in place to deal with possible non-compliance by other critical suppliers, the Year 2000 conversion process will continue to create risk to the Company which is outside the control of the Company. There can be no assurance that a major Year 2000 disruption will not occur in a critical supplier which would have an impact on the Company that could be material.

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

FORWARD-LOOKING STATEMENTS

Statements contained in the Management's Discussion and Analysis section of this report that are not based on historical facts are "forward-looking statements." Terms such as "estimate," "expect," "predict," "plan," "anticipate," "believe," "intend," "should," "would," "scheduled," and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including but not limited to union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best's subsidiaries; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology, the timing and amount of capital expenditures; the accuracy of assessments and estimates relating to Year 2000 computer issues; competitive initiatives and pricing pressures; general economic conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company's SEC public filings.

ITEM 2a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates.

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .625%). This instrument is not recorded on the balance sheet of the Company. Details regarding the swap, as of June 30, 1999 are as follows:

   Notional                                    Rate                          Rate                      Fair
    Amount            Maturity                 Paid                        Received                   Value (2)
    -------           --------                 ----                        --------                   ---------
$110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate (1)              $2.0 million
                                      Margin (currently .625%)          Plus Credit Agreement
                                                                        Margin (currently .625%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month, and continues up to and including the maturity date.

(2) The fair value is an estimated amount the Company would have received at June 30, 1999, to terminate the agreement.


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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on May 6, 1999. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of this proposal are as follows:

             Directors              Votes For          Votes Withheld
         William A. Marquard        16,278,320            216,257
         Alan J. Zakon              16,331,151            163,426

         The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 1999. This proposal received 16,417,868 votes for adoption, 59,990 against adoption, 16,719 abstentions and -0- broker non-votes.

ITEM 5. OTHER INFORMATION.

         Effective April 16, 1999, the Company entered into a three-year, $13.2 million capital lease agreement with Mercedes-Benz Credit Corporation for the purchase of 250 tractors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  10.2 Three-year, $13.2 million capital lease agreement with Mercedes-Benz Credit Corporation effective April 16, 1999.

                  Financial Data Schedule

         (b)      REPORTS ON FORM 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             ARKANSAS BEST CORPORATION
                                   (Registrant)

Date:   August 11, 1999      /s/ David E. Loeffler
                             -------------------------------------------------
                             David E. Loeffler
                             Vice President-Treasurer, Chief Financial Officer
                             and Principal Accounting Officer

                               INDEX TO EXHIBITS

     Exhibit No.                   Description
     -----------                   -----------
         10.2              Three-year, $13.2 million capital lease agreement
                           with Mercedes-Benz Credit Corporation effective
                           April 16, 1999.

         27.1              Financial Data Schedule

         27.2              Restated Financial Data Schedule