Form 10-Q
period 1999-09-30
ARKANSAS BEST CORP /DE/
filed 1999-11-09
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended   September 30, 1999
                              -----------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ____________ to ____________

      Commission file number  0-19969


                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                   6711                                 71-0673405
--------------------------------------    -----------------------------------    ----------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding at October 29, 1999
     ------------------------------        -------------------------------
      Common Stock, $.01 par value                 19,735,333 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX


                                                                                                                    PAGE

PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets --
                      September 30, 1999 and December 31, 1998 ...............................................        3

                    Consolidated Statements of Operations --
                      For the Three and Nine Months Ended September 30, 1999 and 1998.........................        5

                    Consolidated Statements of Shareholders' Equity
                      For the Nine Months Ended September 30, 1999  ..........................................        7

                    Condensed Consolidated Statements of Cash Flows --
                      For the Nine Months Ended September 30, 1999 and 1998 ..................................        8

                    Notes to Consolidated Financial Statements - September 30, 1999 ..........................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       16

     Item 2a.       Quantitative and Qualitative Disclosures about Market Risk................................       27

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       28

     Item 2.        Changes in Securities ....................................................................       28

     Item 3.        Defaults Upon Senior Securities ..........................................................       28

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       28

     Item 5.        Other Information ........................................................................       28

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       28

SIGNATURES               .....................................................................................       29

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30      DECEMBER 31
                                                                           1999             1998
                                                                       ------------      -----------
                                                                        (UNAUDITED)         NOTE
                                                                              ($ THOUSANDS)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ....................................       $   4,374        $   4,543
   Trade receivables, less allowances
   (1999-$5,646,000; 1998-$7,051,000) ...........................         194,049          166,520
   Inventories ..................................................          32,161           33,150
   Prepaid expenses .............................................           7,526           12,700
   Deferred income taxes ........................................             830              874
   Net assets of discontinued operations ........................             145            3,546
   Other ........................................................           3,331            5,467
                                                                        ---------        ---------
      TOTAL CURRENT ASSETS ......................................         242,416          226,800

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ..........................................         222,694          218,250
   Revenue equipment ............................................         289,150          256,474
   Manufacturing equipment ......................................          15,898           17,506
   Service, office and other equipment ..........................          81,189           73,891
   Leasehold improvements .......................................           9,919            9,484
                                                                        ---------        ---------
                                                                          618,850          575,605
Less allowances for depreciation and amortization ...............        (277,701)        (255,732)
                                                                        ---------        ---------
                                                                          341,149          319,873

OTHER ASSETS ....................................................          38,868           35,682


GOODWILL, less amortization (1999-$35,353,000;
      1998-$36,740,000) .........................................         110,397          124,975
                                                                        ---------        ---------
                                                                        $ 732,830        $ 707,330
                                                                        =========        =========

NOTE: The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        SEPTEMBER 30    DECEMBER 31
                                                                            1999           1998
                                                                        ------------    -----------
                                                                        (UNAUDITED)        NOTE
                                                                              ($ THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ............................       $  19,731       $  19,830
   Trade accounts payable .......................................          77,657          69,983
   Accrued expenses .............................................         160,508         145,432
   Federal and state income taxes ...............................           2,606           8,179
   Current portion of long-term debt ............................          18,864          17,504
                                                                        ---------       ---------
      TOTAL CURRENT LIABILITIES .................................         279,366         260,928

LONG-TERM DEBT, less current portion ............................         202,370         196,079

OTHER LIABILITIES ...............................................          26,761          20,577

DEFERRED INCOME TAXES ...........................................          18,905          22,319

MINORITY INTEREST IN TREADCO, INC ...............................            --            33,512

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ...................              15              15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 1999:  19,718,133 shares;
      1998:  19,610,213 shares ..................................             197             196
   Additional paid-in capital ...................................         193,866         193,117
   Retained earnings (deficit) ..................................          11,350         (19,413)
   Accumulated Other Comprehensive Income .......................            --              --
                                                                        ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY ................................         205,428         173,915

COMMITMENTS AND CONTINGENCIES ...................................
                                                                        ---------       ---------
                                                                        $ 732,830       $ 707,330
                                                                        =========       =========

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

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30                         SEPTEMBER 30
                                                           1999               1998               1999               1998
                                                       -----------        -----------        -----------        -----------
                                                                                   (UNAUDITED)
                                                                       ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   Transportation operations ...................       $   399,551        $   368,896        $ 1,126,237        $ 1,067,907
   Tire operations .............................            53,299             51,521            139,893            135,044
                                                       -----------        -----------        -----------        -----------
                                                           452,850            420,417          1,266,130          1,202,951
                                                       -----------        -----------        -----------        -----------

OPERATING EXPENSES AND COSTS
   Transportation operations ...................           369,242            349,364          1,052,775          1,018,639
   Tire operations .............................            50,754             50,315            137,488            133,242
                                                       -----------        -----------        -----------        -----------
                                                           419,996            399,679          1,190,263          1,151,881
                                                       -----------        -----------        -----------        -----------
OPERATING INCOME ...............................            32,854             20,738             75,867             51,070

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property
     and non-revenue equipment .................               507               (195)               971              1,153
   Interest expense ............................            (4,905)            (4,558)           (14,232)           (13,389)
   Minority interest in Treadco, Inc. ..........              --                 (341)               245               (471)
   Other, net ..................................            (1,047)              (579)            (3,424)            (4,023)
                                                       -----------        -----------        -----------        -----------
                                                            (5,445)            (5,673)           (16,440)           (16,730)
                                                       -----------        -----------        -----------        -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .......................            27,409             15,065             59,427             34,340

FEDERAL AND STATE INCOME TAXES
   Current .....................................             7,701              3,425             21,532             11,741
   Deferred ....................................             3,632              2,666              3,244              2,147
                                                       -----------        -----------        -----------        -----------
                                                            11,333              6,091             24,776             13,888
                                                       -----------        -----------        -----------        -----------

INCOME FROM CONTINUING OPERATIONS ..............            16,076              8,974             34,651             20,452
                                                       -----------        -----------        -----------        -----------

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax
   benefits of $467 for the three months ended
   September 30, 1998, and $394 and $607 for the
   nine months ended September 30, 1999 and 1998
   respectively) ...............................              --                 (881)              (664)            (1,340)
                                                       -----------        -----------        -----------        -----------
LOSS FROM DISCONTINUED OPERATIONS ..............              --                 (881)              (664)            (1,340)
                                                       -----------        -----------        -----------        -----------

NET INCOME .....................................            16,076              8,093             33,987             19,112
   Preferred stock dividends ...................             1,075              1,075              3,224              3,224
                                                       -----------        -----------        -----------        -----------

NET INCOME FOR COMMON SHAREHOLDERS .............       $    15,001        $     7,018        $    30,763        $    15,888
                                                       ===========        ===========        ===========        ===========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                       SEPTEMBER 30                              SEPTEMBER 30
                                                1999                 1998                  1999                  1998
                                           --------------       --------------        --------------        --------------
                                                                             (UNAUDITED)
                                                                  ($ thousands, except per share data)

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations (1)...........    $         0.76       $         0.40        $         1.60        $         0.88
   Discontinued operations.............              --                  (0.04)                (0.03)                (0.07)
                                           --------------       --------------        --------------        --------------
NET INCOME  (1)........................    $         0.76       $         0.36        $         1.57        $         0.81
                                           --------------       --------------        --------------        --------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC)....................        19,691,666           19,610,213            19,645,951            19,608,546
                                           ==============       ==============        ==============        ==============

DILUTED:
   Continuing operations (2)...........    $         0.67       $         0.38        $         1.46        $         0.87
   Discontinued operations.............              --                  (0.04)                (0.03)                (0.07)
                                           --------------       --------------        --------------        --------------
NET INCOME  (2)........................    $         0.67       $         0.34        $         1.43        $         0.80
                                           --------------       --------------        --------------        --------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED)..................        24,102,750           23,606,484            23,821,934            19,980,164
                                           ==============       ==============        ==============        ==============

CASH DIVIDENDS PAID PER COMMON SHARE...    $         --         $         --          $         --          $         --
                                           ==============       ==============        ==============        ==============

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.
(2) For the nine months ended September 30, 1998, consideration is given to preferred dividends of $3.2 million. Conversion of preferred stock into common would be antidilutive for the nine months ended September 30, 1998. For the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                        ACCUMULATED
                                                                            ADDITIONAL      RETAINED      OTHER
                                                  PREFERRED      COMMON       PAID-IN       EARNINGS   COMPREHENSIVE    TOTAL
                                                    STOCK         STOCK       CAPITAL       (DEFICIT)     INCOME        EQUITY
                                                  ---------      ------     ----------      ---------  -------------    ------
                                                                                   (UNAUDITED)
                                                                                  ($ thousands)

Balances at January 1, 1999 .................     $      15     $     196     $ 193,117     $ (19,413)     $  --       $ 173,915
Net income ..................................          --            --            --          33,987         --          33,987
Common stock issued on exercise
  of stock options ..........................          --               1           742          --           --             743
Tax effect of stock options exercised .......          --            --               7          --           --               7
Dividends on preferred stock ................          --            --            --          (3,224)        --          (3,224)
                                                  ---------     ---------     ---------     ---------      -----       ---------
Balances at September 30, 1999 ..............     $      15     $     197     $ 193,866     $  11,350      $  --       $ 205,428
                                                  =========     =========     =========     =========      =====       =========

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                         1999           1998
                                                                      ---------      ---------
                                                                             (UNAUDITED)
                                                                            ($ thousands)

OPERATING ACTIVITIES
   Net cash provided by operating activities ....................     $  73,944      $  40,555

INVESTING ACTIVITIES
   Purchases of property, plant and equipment
     less capitalized leases ....................................       (42,481)       (48,472)
   Purchase of Treadco, Inc. stock ..............................       (23,673)        (1,132)
   Proceeds from asset sales and other ..........................        13,855         14,341
                                                                      ---------      ---------
NET CASH USED BY INVESTING ACTIVITIES ...........................       (52,299)       (35,263)
                                                                      ---------      ---------


FINANCING ACTIVITIES
   Deferred financing costs and expenses ........................          (125)          (731)
   Borrowings under revolving credit facilities .................       370,750        424,925
   Payments under revolving credit facilities ...................      (369,000)      (394,625)
   Payments on long-term debt ...................................       (20,299)       (17,598)
   Payments under term loan facilities ..........................          --          (13,000)
   Dividends paid ...............................................        (3,224)        (3,224)
   Other, net ...................................................            84         (3,837)
                                                                      ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES ...........................       (21,814)        (8,090)
                                                                      ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................          (169)        (2,798)
   Cash and cash equivalents at beginning of period .............         4,543          7,203
                                                                      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $   4,374      $   4,405
                                                                      =========      =========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations, intermodal transportation operations and truck tire retreading and new tire sales (see Note H). Principal subsidiaries are ABF Freight System, Inc., ("ABF"); Treadco, Inc. ("Treadco"); Clipper Exxpress Company and related companies ("Clipper"); G.I. Trucking Company ("G.I. Trucking"); and FleetNet America, LLC.

Approximately 79% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT").


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


The difference between the effective tax rate for the three and nine-month periods ended September 30, 1999 and 1998, and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, nondeductible tender offer response costs (incurred by Treadco) and other nondeductible expenses.


NOTE C - DISCONTINUED OPERATIONS

At December 31, 1998, the Company was engaged in international ocean freight services through its subsidiary, CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Remaining assets are being liquidated. The aggregate of the selling price of the assets sold and the estimated liquidation value of the retained Clipper International assets aggregated approximately $5.0 million which was approximately equal to the Company's net investment in the related assets.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
--------------------------------------------------------------------------------

Results of operations of the international ocean freight services segment have been reported as discontinued operations as of September 30, 1999, and the statements of operations for all periods have been restated to remove revenue and expenses of this segment. Results of Clipper International included in discontinued operations are summarized as follows:

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30                   SEPTEMBER 30
                                                                1999             1998           1999           1998
                                                             ---------       ------------    -----------    -----------
                                                                                  ($ thousands)

Revenues ............................................        $        -      $     11,108    $     6,777    $    33,339
Operating loss ......................................                 -            (1,283)       (1,114)         (1,703)
Pre-tax loss.........................................                 -            (1,348)       (1,058)         (1,947)


NOTE D - INVENTORIES

                                                                                           SEPTEMBER 30       DECEMBER 31
                                                                                               1999              1998
                                                                                           ------------      ------------
                                                                                                    ($ thousands)

Finished goods .....................................................................       $   24,656        $   25,523
Materials ..........................................................................            4,893             5,147
Repair parts, supplies and other ...................................................            2,612             2,480
                                                                                           ----------        ----------
                                                                                           $   32,161        $   33,150
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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 78 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations have been adopted by the United States Environmental Protection Agency ("EPA") that required the Company to upgrade its underground tank systems by December 1998. The Company successfully completed the upgrades prior to December 31, 1998.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $300,000 over the last ten years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
--------------------------------------------------------------------------------

As of September 30, 1999, the Company has accrued approximately $3.0 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.


NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee of The American Institute of CPA's ("AcSEC") issued Statement of Position ("SOP") 98-1, Accounting for Costs of Computer Software Developed For or Obtained For Internal Use. Under the SOP, qualifying computer software costs incurred during the "application development stage" are required to be capitalized and amortized over the software's estimated useful life. The Company adopted SOP 98-1 January 1, 1999. The SOP results in capitalization of costs related to internal computer software development. All such costs were previously expensed. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period. For the three and nine months ended September 30, 1999, the Company capitalized internal software development costs amounting to approximately $.7 million and $1.8 million, respectively, which increased net income and income from continuing operations by $.02 per share (diluted) and $.04 per share (diluted) respectively.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
--------------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30                         SEPTEMBER 30
                                                         1999               1998               1999              1998
                                                    --------------     -------------      -------------    -------------
                                                                     ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
      Net income ................................   $       16,076     $       8,093      $      33,987    $      19,112
      Preferred stock dividends .................           (1,075)           (1,075)            (3,224)          (3,224)
                                                    --------------     -------------      -------------    -------------
   Numerator for basic earnings per share --
      Net income available to
      common shareholders .......................           15,001             7,018             30,763           15,888
      Effect of dilutive securities (1)..........            1,075             1,075              3,224               --
                                                    --------------     -------------      -------------    -------------
   Numerator for diluted earnings per share --
      Net income available
      to common shareholders ....................   $       16,076     $       8,093      $      33,987    $      15,888
                                                    ==============     =============      =============    =============
DENOMINATOR:
   Denominator for basic earnings
      per share - weighted-average shares .......       19,691,666        19,610,213         19,645,951       19,608,546

   Effect of dilutive securities:
      Conversion of preferred stock (1)..........        3,796,852         3,796,852          3,796,852               --
      Stock options .............................          614,232           199,419            379,131          371,618
                                                    --------------     -------------      -------------    -------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversions ............       24,102,750        23,606,484         23,821,934       19,980,164
                                                    ==============     =============      =============    =============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations ........................   $         0.76     $        0.40      $        1.60    $        0.88
   Discontinued operations ......................               --             (0.04)             (0.03)           (0.07)
                                                    --------------     -------------      -------------    -------------
NET INCOME PER SHARE ............................   $         0.76     $        0.36      $        1.57    $        0.81
                                                    ==============     =============      =============    =============

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): .........................       19,691,666        19,610,213         19,645,951       19,608,546
                                                    ==============     =============      =============    =============

DILUTED:
   Continuing operations ........................   $         0.67     $        0.38      $        1.46    $        0.87
   Discontinued operations ......................               --             (0.04)             (0.03)           (0.07)
                                                    --------------     -------------      -------------    -------------
NET INCOME PER SHARE ............................   $         0.67     $        0.34      $        1.43    $        0.80
                                                    ==============     =============      =============    =============

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED): .......................       24,102,750        23,606,484         23,821,934       19,980,164
                                                    ==============     =============      =============    =============

CASH DIVIDENDS PAID
   PER COMMON SHARE .............................   $           --     $          --      $          --    $          --
                                                    ==============     =============      =============    =============

  (1) For the nine months ended September 30, 1998, consideration is given to preferred dividends of $3.2 million. Conversion of preferred stock into common would be antidilutive for the nine months ended September 30, 1998. For the three months ended September 30, 1999, and 1998, and the nine months ended September 30, 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
--------------------------------------------------------------------------------

NOTE H - ACQUISITION OF MINORITY INTEREST IN TREADCO, INC.

On January 22, 1999, the Company announced that it had submitted a formal proposal to Treadco's Board of Directors under which the outstanding shares of Treadco's common stock not owned by the Company would be acquired for $9.00 per share in cash. The announcement stated that the proposal had the support of Shapiro Capital Management Company, Inc., Treadco's largest independent stockholder, which beneficially owned 1,132,775 shares (or approximately 22%) of the common stock of Treadco. On March 15, 1999, the Company and Treadco signed a definitive merger agreement for the acquisition of all shares of Treadco's stock not owned by the Company for $9.00 per share in cash via a tender offer. The tender offer commenced on March 23, 1999, and closed on April 20, 1999. A total of approximately 2,457,000 shares were tendered to the Company. Including the tendered shares, the Company owned approximately 98% of Treadco at the closing of the tender. At a June 10, 1999 special meeting, the shareholders of Treadco, Inc. approved the merger of Treadco Acquisition Corporation, a wholly owned subsidiary of the Company, into Treadco, Inc. This transaction resulted in Treadco, Inc. becoming a wholly owned subsidiary of the Company. Subject to the terms of the merger agreement, shares of common stock not tendered were converted into the right to receive $9.00 per share. As a result of the merger, the Company voluntarily delisted Treadco Inc.'s common stock from trading on The Nasdaq Stock Market, Inc. on June 10, 1999. The cost of the Treadco shares and related expenses of $23.7 million was funded with the Company's Revolving Credit Facility. The acquisition of the Treadco stock was accounted for as a purchase. The application of purchase accounting to the acquired assets and liabilities of Treadco resulted in the elimination of Treadco's goodwill of approximately $12.0 million and a reduction of Treadco's fixed assets of approximately $4.0 million.

Pro forma information (as if the acquisition and related transactions were completed at the beginning of their respective periods) for the nine months ended September 30, 1999 and 1998 is as follows:

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                --------------------------------
                                                                                    1999                1998
                                                                                -------------       ------------

             Operating revenues .........................................       $   1,266,130       $  1,202,951
             Net income..................................................              33,808             19,729
             Net income per share (diluted)..............................                1.42               0.83


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

During the periods being reported on, the Company operated in four defined reportable operating segments: 1) ABF; 2) G.I. Trucking; 3) Clipper; and 4) Treadco.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
--------------------------------------------------------------------------------

Results of operations for Clipper International, previously reflected as a reportable segment, have been reported as discontinued operations for the three and nine months ended September 30, 1999, and the statements of operations for all prior periods have been restated to remove the revenue and expense of the ocean freight services N.V.O.C.C. segment (see Note C).

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

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30            SEPTEMBER 30
                                                             1999        1998        1999            1998
                                                          ---------   ---------   -----------    -----------
                                                                           (UNAUDITED)
                                                                          ($ thousands)
OPERATING REVENUES

   ABF Freight System, Inc..............................  $ 332,302   $ 302,985   $   936,421    $   877,084
   G.I. Trucking Company................................     34,904      32,303       101,351         92,717
   Clipper..............................................     29,593      31,585        80,868         93,686
   Treadco, Inc.........................................     53,933      52,137       141,561        136,735
   Other revenues and eliminations......................      2,118       1,407         5,929          2,729
                                                          ---------   ---------   -----------    -----------
     Total consolidated operating revenues..............  $ 452,850   $ 420,417   $ 1,266,130    $ 1,202,951
                                                          =========   =========   ===========    ===========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30                   SEPTEMBER 30
                                                                1999             1998             1999             1998
                                                            -----------      -----------      -----------      -----------
                                                                                     (UNAUDITED)
                                                                                    ($ thousands)
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages .................................     $   208,972      $   199,409      $   607,346      $   589,300
   Supplies and expenses ..............................          37,001           31,475          102,543           93,528
   Operating taxes and licenses .......................           9,650            8,904           28,372           27,787
   Insurance and claims ...............................           5,643            5,200           15,470           14,669
   Communications and utilities .......................           4,098            3,697           11,641           10,405
   Depreciation and amortization ......................           8,029            6,641           22,313           18,801
   Rents and purchased transportation .................          27,535           26,857           73,137           71,999
   Other ..............................................           1,250            1,719            3,748            4,663
   (Gain) on sale of revenue equipment ................            (430)            (464)            (677)          (2,084)
                                                            -----------      -----------      -----------      -----------
                                                                301,748          283,438          863,893          829,068
                                                            -----------      -----------      -----------      -----------

G.I. TRUCKING COMPANY
   Salaries and wages .................................          16,206           15,333           46,927           43,438
   Supplies and expenses ..............................           2,842            2,670            8,211            7,967
   Operating taxes and licenses .......................             820              582            2,395            1,822
   Insurance and claims ...............................             907              626            2,942            2,858
   Communications and utilities .......................             454              443            1,309            1,219
   Depreciation and amortization ......................           1,054              824            2,559            2,364
   Rents and purchased transportation .................          11,518           10,341           32,287           29,106
   Other ..............................................             807              703            2,500            2,278
   (Gain) on sale of revenue equipment ................             (25)              (4)             (80)             (66)
                                                            -----------      -----------      -----------      -----------
                                                                 34,583           31,518           99,050           90,986
                                                            -----------      -----------      -----------      -----------
CLIPPER
   Cost of services ...................................          25,268           27,969           69,691           81,921
   Selling, administrative and general ................           3,547            3,987           10,262           12,148
   (Gain) on sale of revenue equipment ................            --               --                (33)             (64)
                                                            -----------      -----------      -----------      -----------
                                                                 28,815           31,956           79,920           94,005
                                                            -----------      -----------      -----------      -----------
TREADCO, INC.
   Cost of sales ......................................          36,524           37,071           97,992           96,988
   Selling, administrative and general ................          14,619           13,659           40,542           37,416
                                                            -----------      -----------      -----------      -----------
                                                                 51,143           50,730          138,534          134,404
                                                            -----------      -----------      -----------      -----------

Other expenses and eliminations .......................           3,707            2,037            8,866            3,418
                                                            -----------      -----------      -----------      -----------

   Total consolidated operating expenses and costs ....     $   419,996      $   399,679      $ 1,190,263      $ 1,151,881
                                                            ===========      ===========      ===========      ===========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..............................     $    30,554      $    19,547      $    72,528      $    48,016
G.I. Trucking Company .................................             321              785            2,301            1,731
Clipper ...............................................             778             (371)             948             (319)
Treadco, Inc. .........................................           2,790            1,407            3,027            2,331
Other income (loss) and eliminations ..................          (1,589)            (630)          (2,937)            (689)
                                                            -----------      -----------      -----------      -----------
   Total consolidated operating income ................     $    32,854      $    20,738      $    75,867      $    51,070
                                                            ===========      ===========      ===========      ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment. The Company has restated its 1998 segment information to conform to the current year's segment presentation, which is in accordance with the requirements of FAS No. 131. Note I to the Consolidated Financial Statements, for the year ended December 31, 1998, contains additional information regarding the Company's operating segments.

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30                    SEPTEMBER 30
                                                                     1999           1998            1999            1998
                                                                     ----           ----           ----             ----
                                                                                        (UNAUDITED)
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages ..................................             62.9%           65.8%           64.9%           67.2%
   Supplies and expenses ...............................             11.1            10.4            11.0            10.7
   Operating taxes and licenses ........................              2.9             2.9             3.0             3.2
   Insurance and claims ................................              1.7             1.7             1.7             1.7
   Communications and utilities ........................              1.2             1.2             1.2             1.2
   Depreciation and amortization .......................              2.4             2.2             2.4             2.1
   Rents and purchased transportation...................              8.3             8.9             7.8             8.2
   Other ...............................................              0.4             0.6             0.4             0.4
   (Gain) on sale of revenue equipment..................             (0.1)           (0.2)           (0.1)           (0.2)
                                                                     ----           -----            ----           -----
                                                                     90.8%           93.5%           92.3%           94.5%
                                                                     ----           -----            ----           -----

G.I. TRUCKING COMPANY
   Salaries and wages ..................................             46.4%           47.5%           46.3%           46.9%
   Supplies and expenses ...............................              8.1             8.3             8.1             8.6
   Operating taxes and licenses ........................              2.3             1.8             2.4             2.0
   Insurance and claims ................................              2.6             1.9             2.9             3.1
   Communications and utilities ........................              1.3             1.4             1.3             1.3
   Depreciation and amortization .......................              3.0             2.6             2.5             2.5
   Rents and purchased transportation...................             33.0            32.0            31.9            31.4
   Other ...............................................              2.5             2.1             2.4             2.4
   (Gain) on sale of revenue equipment..................             (0.1)              -            (0.1)           (0.1)
                                                                     ----           -----            ----           -----
                                                                     99.1%           97.6%           97.7%           98.1%
                                                                     ----           -----            ----           -----

CLIPPER
   Cost of services.....................................             85.4%           88.5%           86.2%           87.4%
   Selling, administrative and general .................             12.0            12.7            12.6            13.0
   (Gain) on sale of revenue equipment .................                -               -               -            (0.1)
                                                                     ----           -----            ----           -----
                                                                     97.4%          101.2%           98.8%          100.3%
                                                                     ----           -----            ----           -----

TREADCO, INC.
   Cost of sales........................................             67.7%           71.1%           69.2%           70.9%
   Selling, administrative and general .................             27.1            26.2            28.7            27.4
                                                                     ----           -----            ----           -----
                                                                     94.8%           97.3%           97.9%           98.3%
                                                                     ----           -----            ----           -----

OPERATING INCOME

ABF Freight System, Inc.................................              9.2%            6.5%            7.7%            5.5%
G. I. Trucking Company .................................              0.9%            2.4%            2.3%            1.9%
Clipper ................................................              2.6%           (1.2)%           1.2%           (0.3)%
Treadco, Inc............................................              5.2%            2.7%            2.1%            1.7%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated revenues from continuing operations of the Company for the three and nine months ended September 30, 1999, increased 7.7% and 5.3%, respectively, compared to the same periods in 1998, due primarily to increases in revenues for ABF, G.I. Trucking and Treadco. These increases were offset somewhat by declines in Clipper revenues. The Company's operating income from continuing operations for the three and nine months ended September 30, 1999, increased 58.4% and 48.6% compared to the same periods in 1998. Increases in operating income from continuing operations are attributable to improved operations at ABF, Clipper and Treadco offset, in part, by a decline in the operating income of G.I. Trucking during the third quarter of 1999 and increases in corporate incentive pay accruals. Income from continuing operations for the three and nine months ended September 30, 1999, increased 79.1% and 69.4% from the same periods in 1998. The improvements in income from continuing operations reflect primarily the improvements in operating income. Diluted earnings per share from continuing operations improved 76.3% to $0.67 per share and 67.8% to $1.46 per share for the three and nine months ended September 30, 1999, when compared to the same periods in 1998.

ABF FREIGHT SYSTEM, INC.

Effective September 13, 1999, ABF implemented an overall rate increase of 5.1%. Previous overall rate increases effective January 1, 1999 and January 1, 1998 were 5.5% and 5.3%, respectively. ABF does not plan to implement a rate increase on January 1, 2000. Revenues for the three and nine months ended September 30, 1999, increased 9.7% and 6.8% to $332.3 million and $936.4 million, respectively, from $303.0 million and $877.1 million for the same periods in 1998. ABF generated operating income for the three and nine months ended September 30, 1999, of $30.6 million and $72.5 million compared to $19.5 million and $48.0 million for the three and nine months ended September 30, 1998.

ABF's increase in revenue is due primarily to increases in LTL revenue per hundredweight of 6.6% and 5.9% to $19.45 and $19.31, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998, reflecting a continuing favorable pricing environment. ABF's revenue increase also results from LTL tonnage increases of 3.6% and 1.1% for the three and nine months ended September 30, 1999, compared to the same periods in 1998. In addition, ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. Revenue attributable to the fuel surcharge was $2.4 million in the third quarter of 1999. There was no fuel surcharge in effect for the third quarter of 1998.

ABF's operating ratio improved to 90.8% and 92.3% for the three and nine months ended September 30, 1999, from 93.5% and 94.5% for the same periods in 1998, as a result of the revenue yield improvements previously described and as a result of improvements in certain operating expense categories as follows:

Salaries and wages expense decreased as a percent of revenue by 2.9% and 2.3% for the three and nine months ended September 30, 1999, compared to the same periods in 1998. The decreases for the three and nine months ended September 30, 1999 are due in part to lower line haul and dock labor costs due to retirements and a lower effective wage rate associated with more new hires, offset in part by an increase

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

in incentive pay amounts. Wage rates for new hires increase to full scale levels over a two year period. In addition, the decrease in line haul wages for the nine months ended September 30, 1999 is due in part to an increase in rail utilization for freight transportation. Rail usage increased to 17.7% of total miles for the nine months ended September 30, 1999 compared to 16.4% for the same period in 1998.

Supplies and expenses increased 0.7% and 0.3% as a percent of revenue for the three and nine months ended September 30, 1999, compared to the same periods in 1998. This change is due primarily to higher diesel fuel prices, as described previously, which increased 34.8% on an average price per gallon basis when the third quarter of 1999 is compared to the third quarter of 1998. The previously mentioned fuel surcharge on revenue is intended to offset the fuel cost increase. In addition, trailer repair costs were higher due to the installation of conspicuity tape to road and city trailers, in accordance with Federal regulations. Such regulations require that the installation process be complete by June 1, 2001. As of September 30, 1999, the Company has completed the installation on approximately 82% of all road trailers and a small number of city trailers.

Depreciation and amortization increased 0.2% and 0.3% as a percent of revenue for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Increases in depreciation resulted from an increase in the number of road tractors under capital leases. A larger portion of ABF's road tractor fleet was under operating leases in the first nine months of 1998.

Rents and purchased transportation expense decreased 0.6% and 0.4% as a percent of revenue for the three and nine months ended September 30, 1999, compared to same periods in 1998, due primarily to declines in operating lease expense, reflecting ABF's replacement of road tractors under operating leases with road tractors under capital leases. This decrease was offset, in part, by the increase in rail utilization for the nine months ended September 30, 1999. As described above, ABF's rail usage increased during this period when compared to the same period in 1998.

G.I. TRUCKING

G.I. Trucking revenues increased 8.1% and 9.3% to $34.9 million and $101.4 million for the three and nine months ended September 30, 1999, from $32.3 million and $92.7 million, respectively, for the same periods during 1998. The revenue increase resulted from increases in G.I. Trucking's revenue per hundredweight of 1.1% and 1.4% to $10.68 and $10.74 for the three and nine months ended September 30, 1999, compared to the same periods during 1998. Tonnage increased 6.8% and 7.8% for the three and nine months ended September 30, 1999, compared to the same periods in 1998. In addition, G.I. Trucking implemented a fuel surcharge of 1.15% during the last week of August 1999, based upon a West Coast average fuel index. G.I. Trucking's fuel surcharge generated revenue of $.2 million in the third quarter of 1999. There was no fuel surcharge revenue in the third quarter of 1998. G.I. Trucking implemented a general rate increase of 5.5% effective October 1, 1999. G. I. Trucking's previous general rate increase was effective on November 1, 1998 and amounted to 5.5%.

G.I. Trucking's operating ratio increased to 99.1% from 97.6% when the third quarter of 1999 is compared to the third quarter of 1998. However, during the nine months ended September 30, 1999, G.I. Trucking's operating ratio improved to 97.7% from 98.1% for the nine months ended September 30, 1998. Changes in the operating ratios indicated are the result of changes in yield and changes in certain operating expenses as follows:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

Salaries and wages expense declined 1.1% and 0.6% as a percent of revenue during the three and nine months ended September 30, 1999, as compared to the same periods in 1998. The decrease is due to lower pension costs and improved productivity of the labor force. In addition, a portion of salaries and wages expense is generally fixed in nature and declines as a percent of revenue with increases in revenue levels.

Supplies and expenses decreased 0.2% and 0.5% as a percent of revenue for the three and nine months ended September 30, 1999, compared to the same periods during 1998. This decrease is due primarily to lower repair and maintenance costs on revenue equipment during the three and nine months ended September 30, 1999, compared to the same periods in 1998, reflecting new equipment purchased during 1998 and 1999 to replace older equipment which required more maintenance. In addition, G.I. Trucking's efforts to control fixed costs for its terminals and the fact that a portion of terminal costs are fixed in nature have resulted in decreases in terminal office and general supplies expenses as a percent of revenue. Improvements in these areas were offset in part during the third quarter by higher fuel costs, which increased in total dollars by 40.9% when the third quarter of 1999 is compared to the third quarter of 1998.

Operating taxes and licenses increased 0.5% and 0.4% as a percent of revenue for the three and nine months ended September 30, 1999, compared to the same periods during 1998. This increase is due primarily to real estate taxes associated with the six new terminals opened during 1998. In addition, vehicle licenses and registration fees increased for the three and nine months ended September 30, 1999, as compared to the same periods during 1998, due to G.I. Trucking's increased fleet size resulting from the purchase of 81 tractors and 145 trailers during the first nine months of 1999. G.I. Trucking plans to dispose of some older equipment during the fourth quarter of 1999 as freight volumes decline.

Insurance expense increased 0.7% as a percent of revenue for the third quarter of 1999 compared to the third quarter of 1998. This increase is due primarily to a favorable claims experience for bodily injury and property damage during the third quarter 1998 as compared to the third quarter 1999. However, for the nine months ended September 30, 1999 compared to the same period in 1998, bodily injury and property damage experience was more favorable, resulting in a 0.2% improvement, as a percentage of revenue. In addition, the third quarter of 1999 had an increase in cargo claims costs, compared to the third quarter of 1998.

Depreciation and amortization expense increased 0.4% as a percent of revenue for the three months ended September 30, 1999, compared to the same period during 1998 due primarily to G.I. Trucking's increased fleet size and the purchase of new equipment, as previously described. Prior to the third quarter of 1999, depreciation and amortization had been lower than the comparable period in 1998 due to older tractors and trailers becoming fully depreciated in the first six months of 1999. As a result, year to date 1999 depreciation and amortization is the same as 1998, as a percent of revenue.

Rents and purchased transportation expenses increased 1.0% and 0.5% as a percent of revenue for the three and nine months ended September 30, 1999, as compared to the same periods during 1998. This increase is due primarily to the costs associated with additional linehaul miles run in order to meet customer service needs. In addition, G.I. Trucking's terminal rent cost increased due to the opening of new terminals during 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

Other operating expenses increased 0.4% as a percent of revenue for the three months ended September 30, 1999, as compared to the same period during 1998, due primarily to lower pension insurance premiums during the third quarter of 1998.

CLIPPER

Revenues for Clipper were $29.6 million and $80.9 million for the three and nine months ended September 30, 1999, representing a decrease of 6.3% and 13.7% from the three and nine months ended September 30, 1998, which had revenues of $31.6 million and $93.7 million, respectively. Beginning in the fourth quarter of 1997, Clipper was adversely affected by the service problems with the U.S. rail system. During the fourth quarter of 1998, Clipper experienced some improvements in the on-time service levels of its rail suppliers. In the first nine months of 1999, rail service continued to improve; however, in certain lanes, rail service remains inconsistent. In addition, late in the third quarter of 1999, heavy rains and flooding from Hurricane Floyd added to the rail delays and equipment shortages on the East Coast. Intermodal shipments decreased 4.1% for the nine months ended September 30, 1999, compared to the same period in 1998. These declines result primarily from business lost as a result of inconsistent rail service in 1998. Clipper is aggressively trying to regain this business but is faced with competition from truckload carriers and other rail service providers. Clipper experienced declines of 9.4% and 7.5% in the number of LTL shipments from the three and nine months ended September 30, 1998 to the three and nine months ended September 30, 1999. The declines in LTL shipments resulted from management's decision to concentrate on metro-to-metro, long-haul lanes, resulting in the elimination of certain unprofitable lanes and from an emphasis on improving Clipper's account profile. In addition, LTL business levels were negatively impacted by heavy snowfall in the Chicago, Illinois area in January 1999.

Clipper's operating ratio improved to 97.4% and 98.8% for the three and nine months ended September 30, 1999, from 101.2% and 100.3% for the three and nine months ended September 30, 1998. Clipper's operating ratio improvements result from the elimination of certain unprofitable lanes, higher percentages of rail utilization of 60.9% and 57.9%, respectively, for the three and nine months ended September 30, 1999, compared to 49.2% and 49.4% for the same periods during 1998, and cost reductions implemented because of lower revenue levels.

TREADCO, INC.

Revenues for Treadco, Inc. were $53.9 million and $141.6 million for the three and nine months ended September 30, 1999, compared to $52.1 million and $136.7 for the same periods in 1998. For the three months ended September 30, 1999, "same store" sales increased 3.3% compared to the same period in 1998. For the nine months ended September 30, 1999, "same store" sales increased 3.2% compared to the same period in 1998. "New store" sales accounted for 0.1% and 0.3% of the increase from the three and nine months ended September 30, 1998, respectively. "Same store" sales includes both production locations and sales locations that have been in existence for the entire periods presented. "New store" sales resulted from one new sales location for the three months and two new sales locations for the nine months. Revenues from retreading for the three months ended September 30, 1999, were $19.5 million, representing a decrease of 0.9% from $19.7 million for the three months ended September 30, 1998. Retread revenues for the nine months ended September 30, 1999, were $53.6 million, which equaled retread revenues for the same period in 1998. Retread revenues for the three months ended

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

September 30, 1999 were lower due to a decrease in the volume of units sold of approximately 4.9% from the same period in 1998. This decrease was offset in part by an increase in the sales price per unit of approximately 3.6% from the same period in 1998. Revenues from new tires increased 3.7% to $27.9 million for the three months ended September 30, 1999 from $26.9 million for the comparable period in 1998, due to a 4.6% increase in unit sales from the 1998 third quarter, offset in part by a 0.9% decrease in the sales price per unit. For the nine months ended September 30, 1999, revenues from new tire sales increased 4.0% to $71.6 million from $68.9 million for the same period in 1998 due primarily to a 5.4% increase in units sold, offset in part by a decrease in the sales price per unit of 1.3%. Service revenues for the three and nine months ended September 30, 1999 increased 16.4% to $6.4 million and 14.8% to $16.3 million, respectively, compared to $5.5 million and $14.2 million for the comparable periods in 1998. Service revenues increased due to Treadco's continued emphasis on its service business.

Treadco's operating ratio improved to 94.8% and 97.9% for the three and nine months ended September 30, 1999, from 97.3% and 98.3% for the comparable periods in 1998. The decrease in cost of sales of 3.4% and 1.7% of revenue for the three and nine months ended September 30, 1999, resulted primarily from improvements in retread and new tire margins. Of the overall improvement in new tire margins of 2.3% in the third quarter of 1999, approximately 1% related to a one-time volume discount from a new tire supplier for August and September purchases. The increase in selling, administrative and general expenses of 0.9% and 1.3% of revenue for the three and nine months ended September 30, 1999, from the same periods in 1998, resulted primarily from higher salaries and wages due to salesmen's commissions, which are based on gross margins, and increased service and inventory control personnel. In addition, bad debt expense was lower as a result of an improved aging and more timely collections on accounts receivable.

OTHER OPERATING LOSS. The operating loss for the "other" category increased $1.0 million and $2.2 million for the three and nine months ended September 30, 1999, due primarily to increases in corporate incentive pay accruals.

INTEREST EXPENSE. Interest expense increased $0.3 million and $0.8 million for the three and nine months ended September 30, 1999, due primarily to borrowings related to the purchase of the non-ABC-owned shares of Treadco (see Note H).

INCOME TAXES. The difference between the effective tax rate for 1999 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill, minority interest, nondeductible tender offer response costs incurred by Treadco and other nondeductible expenses.

PREPAID EXPENSES. Prepaid expenses decreased $5.2 million from December 31, 1998 to September 30, 1999 due primarily to a $2.4 million claims payment from a prepaid claims deposit account. In addition, a one-time payment for ABF contractual employees paid in August 1998, that was being amortized on a monthly basis, with a balance of $1.7 million at December 31, 1998, became fully amortized in March 1999.

ACCRUED EXPENSES. Accrued expenses increased $15.1 million from December 31, 1998 to September 30, 1999 due primarily to increases in incentive accruals for ABF and corporate employees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS - continued
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 1999, was $74.0 million compared to $40.6 million for the nine months ended September 30, 1998. The increase is due primarily to the improvement in operating results and net income, as well as increases in accrued expenses for the nine months ended September 30, 1999, compared to the same periods during 1998. Cash provided by operations, proceeds from asset sales of $13.9 million and borrowings were used to purchase revenue equipment and other property and equipment in the amount of $42.5 million, to purchase the non-ABC-owned shares of Treadco for $23.7 million and to pay down outstanding debt during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, cash provided by operations, proceeds from the sale of assets of $14.3 million and borrowings were used to purchase operating assets of $48.5 million.

The Company is party to a $250 million credit agreement (the "Credit Agreement") with Societe Generale, Southwest Agency, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends through 2003.

At September 30, 1999, there were $122.6 million of Revolver Advances and approximately $22.8 million of letters of credit outstanding. At September 30, 1999, the Company had approximately $104.6 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, disposition of assets and capital expenditures, and require the Company to meet certain quarterly financial ratio tests. As of September 30, 1999, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates from current levels on $110 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was .625% at September 30, 1999.

The Company borrowed $26.1 million under capital lease obligations for the nine months ended September 30, 1999. Funds from these borrowings were used to purchase revenue equipment.

At December 31, 1998, Treadco was a party to a revolving credit facility with Societe Generale (the "Treadco Credit Agreement"), providing for borrowings up to the lesser of $20 million or the applicable borrowing base.
The Treadco Credit Agreement was terminated on June 25, 1999.

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

Management of the Company began addressing the impact of the Year 2000 on its business operations in 1996. The Company concluded that the Year 2000 would impact its internal information technology (IT) and non-information technology (non-IT) systems. In addition, the Company believes that the Year 2000 will impact its supplier chain environment and electronic data-interchange environment. Beginning in 1996, and continuing since that time, the Company has designated a group of personnel, composed primarily of employees of the Company's computer information services subsidiary, Data-Tronics Corp., to manage the conversion process for its own internal systems, including purchased software, and to monitor the conversion process for supplier chain environment systems and effects, as well as for the Company's data-interchange environment.

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

The Company's embedded systems are those that are automated with embedded computerized microprocessor chips. The Company's evaluation of embedded systems concluded that all affected systems are Year 2000 ready.

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

Year 2000 Costs

The Company is using existing personnel who work primarily for Data-Tronics Corp., to perform Year 2000 conversions and evaluations of third-party systems. Since the beginning of the process, the Company estimates its expenditures at approximately $1.6 million, including labor costs and costs that relate to equipment and software purchases. Since 1996, Year 2000 costs have been absorbed in the Company's normal operating expenses, which are funded with the Company's internally generated funds or its revolving credit facility. The Company's cash flows have not been adversely impacted to a material degree by Year 2000 costs. Costs incurred through the current date for the Year 2000 conversion represent less than 8% of the Company's budgeted information services costs for 1999. It is management's conclusion that there have been no significant projects deferred as a result of Year 2000 efforts.

The Company estimates it will spend an additional $0.2 million in Year 2000 related costs. The Company expects to continue to expend these costs in normal operations and to fund them with internally generated funds or its revolving credit facility.

Contingency Planning

Management of the Company has assessed its most reasonably likely worst case scenario using currently available information regarding the status of the internal and external IT systems and non-IT systems. As described above, the Company has completed Year 2000 conversions within the Company's mainframe environment, certain purchased software and its critical PC server and desktop environments. The primary risk the Company faces is with third-party suppliers and vendors not becoming Year 2000 compliant. The Company is still in the process of receiving and in some cases sending follow-up questionnaires and having discussions with critical suppliers of its subsidiaries. The Company mailed more than 10,000 Year 2000 readiness questionnaires in order to assess Year 2000 readiness of vendors, suppliers and other third parties. To date, the Company has received the following response rates with respect to its questionnaires: 69.0% for fuel vendors, 90.4% for communications suppliers, 73.9% for utility suppliers and 58.9% of its other suppliers. Substantially all responses received have indicated that Year 2000 issues are being addressed and that the respondents plan to achieve Year 2000 readiness. The Company continues to monitor and assess questionnaires received and to follow up where considered necessary.

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

SEASONALITY

ABF and G.I. Trucking are affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper's operations are similar to motor carrier operations with revenues being weaker in the first quarter and stronger during the months of September and October. Treadco's operations are somewhat seasonal with the last nine months of the calendar year generally having the highest levels of sales.

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

ITEM 2A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines which have variable interest rates.

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .625%). This instrument is not recorded on the balance sheet of the Company. Details regarding the swap, as of September 30, 1999, are as follows:

        Notional                                    Rate                          Rate                      Fair
         Amount            Maturity                 Paid                        Received                   Value (2)
         ------            --------                 ----                        --------                   ---------

     $110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate (1)              $3.0 million
                                           Margin (currently .625%)          Plus Credit Agreement
                                                                             Margin (currently .625%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month, and continues up to and including the maturity date.

(2) The fair value is an estimated amount the Company would have received at September 30, 1999, to terminate the agreement.


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

                              ARKANSAS BEST CORPORATION
                                     (Registrant)

Date:   November 4, 1999      /s/ David E. Loeffler
                              -------------------------------------------------
                              David E. Loeffler
                              Vice President-Treasurer, Chief Financial Officer
                              and Principal Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

27.1                     Financial Data Schedule

27.2                     Restated Financial Data Schedule