Form 10-K405
period 1999-12-31
ARKANSAS BEST CORP /DE/
filed 2000-03-09
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from           to          .
                                ----------  ----------

Commission file number 0-19969


                            ARKANSAS BEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                             71-0673405
      -----------------------------------            ---------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

 3801 Old Greenwood Road, Fort Smith, Arkansas              72903
------------------------------------------------     ---------------------
    (Address of principal executive offices)             (Zip Code)



         Registrant's telephone number, including area code 501-785-6000


           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                              ---------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
          Title of each class                            on which registered
-----------------------------------------            -----------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 18, 2000, was $196,001,193.

The number of shares of Common Stock, $.01 par value, outstanding as of February 18, 2000, was 19,762,133.

Documents incorporated by reference into the Form 10-K

1) The following sections of the 1999 Annual Report to Shareholders:

          - Market and Dividend Information

          - Selected Financial Data

          - Management's Discussion and Analysis of Financial Condition and Results of Operations

          - Quantitative and Qualitative Disclosures About Market Risk

          - Consolidated Financial Statements

2) Proxy Statement for the Annual Shareholder's meeting to be held April 19,
   2000                                                INTERNET:www.arkbest.com

                            ARKANSAS BEST CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS


 ITEM                                                                                                                PAGE
NUMBER                                                                                                              NUMBER
                                                            PART I

Item 1.         Business ....................................................................................          3
Item 2.         Properties ..................................................................................         11
Item 3.         Legal Proceedings ...........................................................................         12
Item 4.         Submission of Matters to a Vote of Security Holders .........................................         12


                                                            PART II

Item 5.         Market for Registrant's Common Equity and Related Shareholder Matters .......................         13
Item 6.         Selected Financial Data .....................................................................         13
Item 7.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..................................................................         13
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk...................................         13
Item 8.         Financial Statements and Supplementary Data .................................................         13
Item 9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ........................................................         13


                                                           PART III

Item 10.        Directors and Executive Officers of the Registrant ..........................................         14
Item 11.        Executive Compensation ......................................................................         14
Item 12.        Security Ownership of Certain Beneficial Owners and Management ..............................         14
Item 13.        Certain Relationships and Related Transactions ..............................................         14


                                                            PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K .............................         15

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

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations, intermodal transportation operations and truck tire retreading and new tire sales (see Note N of the Consolidated Financial Statements appearing on pages 39 through 41 of the registrant's Annual Report). Principal subsidiaries are ABF Freight System, Inc. ("ABF"); Treadco, Inc. ("Treadco"); Clipper
Express Company and related companies ("Clipper"); G.I. Trucking Company ("G.I. Trucking"); and FleetNet America, LLC; and until July 15, 1997, Cardinal Freight Carriers, Inc. ("Cardinal").

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

During the first half of 1999, the Company acquired 2,457,000 shares of Treadco for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company (see Note R appearing on page 45 of the registrant's Annual Report).

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in "Note N - Operating Segment Data" appearing on pages 39 through 41 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference under Item 14.

(c) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

During the periods being reported on, the Company operated in five defined reportable operating segments: 1) ABF; 2) G.I. Trucking; 3) Cardinal, which was sold in July 1997; 4) Clipper; and 5) Treadco. Note N to the Consolidated Financial Statements contains additional information regarding the Company's operating segments and appears on pages 39 through 41 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference under Item 14.

DISCONTINUED OPERATIONS

As of June 30, 1997, and prior periods since 1995, the Company was engaged in providing logistics services, including warehousing and distribution, through two wholly owned subsidiaries, The Complete Logistics Company ("CLC") and Integrated Distribution, Inc. ("IDI"). CLC was sold on August 8, 1997. In September, 1997, the Company completed a formal plan to exit the logistics segment by disposing of IDI. The Company closed the sale of IDI on October 31, 1997.

At December 31, 1998, the Company was engaged in international ocean freight services through its subsidiary, CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Remaining assets are being liquidated by the Company.

EMPLOYEES

At December 31, 1999, the Company and its subsidiaries had a total of 15,269 employees of which approximately 62% are members of a labor union.

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

ABF FREIGHT SYSTEM, INC.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF currently accounts for approximately 74% of the Company's consolidated revenues. ABF is the fourth largest national LTL motor carrier in the United States, based on revenues for 1999 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.6% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 40,000 points through 311 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

ABF offers long-haul, interstate, regional and intrastate transportation of general commodities through LTL, assured services and expedited shipments. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk and those requiring special equipment. ABF's general commodities shipments differ from shipments of bulk raw materials which are commonly transported by railroad, pipeline and water carrier.

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 1999, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 9% of ABF's revenues.

EMPLOYEES

At December 31, 1999, ABF employed 12,190 persons. Employee compensation and related costs are the largest components of ABF's operating expenses. In 1999, such costs amounted to 64.1% of ABF's revenues. Approximately 79% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"). The IBT voted in favor of a new labor contract on April 9, 1998. The contract was effective April 1, 1998, and is for a five-year term. The contract provides for an average annual wage and benefit increase during its term of approximately 2.3%, including a lump-sum payment of $750 for the first contract year for all active employees who are IBT members. During 1997 employee wages and benefits increased an average of 3.9%. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans.

Four of the five largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Non-union companies typically pay employees less than union companies. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

G.I. TRUCKING COMPANY

Headquartered in La Mirada, California, G.I. Trucking is one of the five largest Western states-based non-union regional LTL motor carrier. G.I. Trucking offers one to three-day regional service through a network of 33 terminals and 37 agent partners in 15 Western and Southwestern states including Hawaii and Alaska. G.I. Trucking accounted for approximately 8% of the Company's consolidated revenues in 1999. During the year ended December 31, 1999, G.I. Trucking's largest customer and its suppliers accounted for more than 23% of G.I. Trucking's revenues.

G.I. Trucking provides transcontinental service through a partnership with three other regional carriers through three major hub terminals located in the Midwest and the East Coast. Customer service is enhanced through EDI communications between the partners.

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

INTERMODAL OPERATIONS

GENERAL

The Company's intermodal transportation operations are conducted through Clipper, headquartered in Lemont, Illinois. Clipper operates through two business units: Clipper LTL and Clipper Freight Management ("CFM"), and offers domestic intermodal freight services, utilizing a variety of transportation modes including rail, over-the-road and air.

COMPETITION, PRICING AND INDUSTRY FACTORS

Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders, railroads and airlines, as well as with other national and regional LTL and truckload motor carrier operations. Intermodal transportation operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger in the months of September and October. Freight shipments, operating costs and earnings are also affected by inclement weather. The reliability of rail services, a critical component of Clipper's ability to provide service to its customers, was a significant problem during 1998, causing Clipper to experience lost revenue and higher operating costs. In the fourth quarter of 1998, Clipper experienced some improvements in the on-time service level of its rail suppliers. In 1999, rail service continued to improve; however, in certain lanes, rail service remained inconsistent. Clipper is aggressively trying to regain this lost business but is faced with competition from truckload carriers and other rail service providers. During the fourth quarter of 1999, Clipper experienced some success in regaining intermodal customers lost.

CLIPPER

Clipper's revenues accounted for approximately 7% of consolidated revenues for 1999. During the year ended December 31, 1999, no single customer accounted for more than 7% of Clipper's revenues.

CLIPPER LTL

Clipper LTL operates primarily through Clipper Exxpress Company ("Clipper Exxpress"). Management believes Clipper Exxpress is one of the ten largest intermodal consolidators and forwarders of LTL shipments in the United States. Clipper LTL accounts for 36% of Clipper's 1999 revenues.

Clipper LTL's collection and distribution network consists of 32 service centers geographically dispersed throughout the United States. Clipper LTL's selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 33% of Clipper's LTL revenue. A majority of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by agents, Clipper LTL has an operations and customer service staff located at or near many of its principal agents' terminals to monitor service levels and provide an interface between customers and agents.

CFM

CFM provides services through Agricultural Express of America, Inc. (d/b/a/ Clipper Controlled Logistics), Agile Freight System, Inc. (d/b/a Clipper Highway Services), and partially through Clipper Exxpress Company, accounting for approximately 64% of Clipper's revenues during 1999.

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

Clipper Controlled Logistics provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. At December 31, 1999, Clipper Controlled Logistics owns or leases 694 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper Controlled Logistics is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper Controlled Logistics' services also include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

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

TREADCO

GENERAL

The Company's tire operations are conducted by Treadco, the nation's largest independent tire retreader for the trucking industry and the largest independent commercial truck tire dealer. Treadco has 59 locations in the U.S. located primarily in the south, southwest, lower midwest and west. Treadco's revenues currently account for approximately 11% of the Company's consolidated revenues.

COMPETITION, PRICING AND INDUSTRY FACTORS

The trucking industry faces rising costs including government regulations on safety, maintenance and fuel economy. As a result, trucking companies continually seek ways to obtain more mileage from new tires and less expensive ways to replace old tires. Retreading tires is significantly less expensive than buying new tires. The retread tire market is highly competitive. No single dealer dominates the retread market. While Treadco is the nation's largest independent retreader for the trucking industry, Goodyear is the largest single provider of retread services, which it offers through its dealers who also sell new Goodyear tires. Historically, Treadco was a Bandag Incorporated ("Bandag") franchisee and competed primarily against smaller independent dealers in a highly fragmented market. Following the termination of the Bandag franchise agreements in 1996, Treadco has seen increased competition as Bandag has granted additional franchises in some locations currently being served by Treadco. During the fourth quarter of 1997, Bandag acquired five multi-location

Bandag franchises, through a subsidiary, Tire Distribution Systems, Inc. ("TDS"). The combination of the five franchises made TDS the second largest truck tire retreader and the second largest commercial truck tire dealer. New tire manufacturers are also entering the retreading market. This competition has led to increased pricing pressures in the marketplace. Treadco's ability to offer excellent and reliable 24-hour service through its extensive coverage network of 57 service facilities to its niche market customers, competitive pricing, central administration and its inventory and other information technology systems appeal to fleet customers and enable Treadco to compete effectively.

The new truck tire business is also highly competitive and includes various manufacturers, dealers and retailers. In addition, the new tire market is being impacted by lower cost imports. As a result, new tire prices remain highly competitive. Treadco effectively competes in the new tire market by offering excellent service and competitive pricing. Generally, demand for new truck tires is closely related to the strength of regional and, ultimately national economies.

In addition to sales of new tires and retread tires, Treadco also provides tire-related services, ranging from full scale tire management programs, which customers have outsourced to Treadco, to wheel and alignment services provided at specially equipped Treadco service centers to emergency roadside tire-related services. The service portion of Treadco's business provided 11.6% of Treadco's 1999 revenue.

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

BUSINESS OPERATIONS

Treadco uses the precure process to retread tires at all of its locations. The precure process uses a specific tread design measured from strips of tread rubber, cut and applied to the casing. A flexible rubber envelope then seals each tire which is placed in a bonding chamber. Air pressure in the chamber creates uniform force, applying pressure on all points of the tire. The tread is bonded to the casing by using a combination of heat and air pressure to cure the encased tire in the bonding chamber.

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

Treadco's sales and marketing strategy is based on its service strengths, network of production and sales facilities and strong regional reputation. None of Treadco's customers for retreads and new tires, including ABF or other affiliates, represent more than 2% of Treadco's revenues for 1999.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products, and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries store some fuel for their tractors and trucks in approximately 78 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company. Environmental regulations were adopted by the United States Environmental Protection Agency ("EPA") that required the Company to upgrade its underground tank systems by December 1998. The Company successfully completed the upgrades prior to December 31, 1998.

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

As of December 31, 1999, the Company has accrued approximately $2.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liabilities are included in the balance sheet as accrued expenses.

ITEM 2. PROPERTIES

The Company owns its executive office building in Fort Smith, Arkansas which contains approximately 196,000 square feet.

ABF

ABF currently operates out of 311 terminal facilities of which it owns 81, leases 49 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:

                                                            No. of Doors          Square Footage (1)
                                                            ------------          ------------------
Owned:
         Dayton, Ohio                                            330                    252,940
         Ellenwood, Georgia                                      228                    153,209
         South Chicago, Illinois                                 276                    149,610
         Carlisle, Pennsylvania (East)                           101                     72,497
         Dallas, Texas                                           108                     87,534

Leased from affiliate, Transport Realty:
         North Little Rock, Arkansas                             195                    138,830
         Albuquerque, New Mexico                                  85                     67,700
         Carlisle, Pennsylvania (West)                           140                     66,484
         Pico Rivera, California                                  94                     52,900

Leased from non-affiliate:
         Winston-Salem, North Carolina                           150                    160,700
         Salt Lake City, Utah                                     92                     35,910


(1) Includes shop and driver room square footage.

G.I. TRUCKING

G.I. Trucking currently operates out of 70 terminal facilities of which 33 are company operated and 37 are agent terminals. G.I. Trucking owns 11 facilities, leases 3 facilities from an affiliate and the remainder of the facilities are leased from non-affiliates.

CLIPPER

Clipper operates from 32 service centers, geographically dispersed throughout the United States. Clipper leases all of its facilities.

TREADCO

Treadco currently operates from 59 locations. Treadco owns 26 production and sales facilities and leases the remainder of its production and sales facilities from non-affiliates.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions is expected to have a material adverse effect on the Company's financial condition or results of operations. The Company maintains liability insurance against most risks arising out of the normal course of its business.

On October 30, 1995, Treadco filed a lawsuit in Arkansas State Court, alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees had violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. The Federal District Court ruled that under terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag were to be decided by arbitration. The arbitration hearing began September 21, 1998, and in December 1998, prior to the completion of the arbitration, to avoid the uncertainty, cost and burden of continuing the arbitration action, Treadco entered into a settlement with Bandag, and certain of Bandag's current and former employees, resolving all disputes and liabilities arising between them. Under the settlement terms, Treadco received a one-time payment of $9,995,000 in settlement of all the Company's claims. The settlement agreement represented a compromise in settlement of disputed liabilities, obligations and claims and did not constitute an admission of liability by either Treadco or Bandag. The settlement resulted in other income for Treadco of $9,124,000. The settlement payment was used to reduce Treadco's outstanding borrowings under its Revolving Credit Agreement, which was terminated on June 25, 1999.

Treadco has been, in 1999, and will continue to be impacted by a provision in the settlement agreement that the terms of the settlement remain confidential, except with respect to certain disclosure requirements. Other than the confidentiality provisions of the settlement agreement, Bandag and Treadco's relationship in the future will be governed by the various state and federal laws applicable to competitors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information set forth under the Caption "Market and Dividend Information" on page 7 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 6 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 8 through 16 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk," appearing on page 17 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing on pages 19 through 45 of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference under Item 14 herein.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders and Management Ownership" in the Company's Definitive Proxy Statement sets forth certain information with respect to the ownership of the Company's voting securities and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions and Relationships" in the Company's Definitive Proxy Statement sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The following information appearing in the 1999 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):


                                                                      Page
Market for Registrant's Common Equity and
   Related Shareholder Matters                                            7
Selected Financial Data                                                   6
Management's Discussion and Analysis of
   Financial Condition and Results of Operations                     8 - 16
Quantitative and Qualitative Disclosures About Market Risk               17
Consolidated Financial Statements                                   19 - 45
Report of Independent Auditors                                           19
Selected Quarterly Financial Data                                        44


With the exception of the aforementioned information, the 1999 Annual Report to Shareholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1999 Annual Report to Shareholders.

(a)(2) FINANCIAL STATEMENT SCHEDULES
                                                                      Page
For the years ended December 31, 1999, 1998 and 1997:
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

(b) REPORTS ON FORM 8-K
    None

(c) EXHIBITS

    See Item 14(a)(3) above.

    10.9 The Company's National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 1998 through March 31, 2003.

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

             Signature                                 Title                                              Date
             ---------                                 -----                                              ----

/s/ William A. Marquard                      Chairman of the Board, Director                            March 7, 2000
-------------------------------------                                                            ---------------------------
William A. Marquard


/s/ Robert A. Young, III                     Director, Chief Executive Officer                          March 7, 2000
-------------------------------------        and President (Principal                            ---------------------------
Robert A. Young, III                         Executive Officer)



/s/ David E. Loeffler                        Vice President - Chief Financial Officer                   March 7, 2000
-------------------------------------        and Treasurer                                       ---------------------------
David E. Loeffler


/s/ Frank Edelstein                          Director                                                   March 7, 2000
-------------------------------------                                                            ---------------------------
Frank Edelstein


/s/ Arthur J. Fritz                          Director                                                   March 7, 2000
-------------------------------------                                                            ---------------------------
Arthur J. Fritz


/s/ John H. Morris                           Director                                                   March 7, 2000
-------------------------------------                                                            ---------------------------
John H. Morris


/s/ Alan. J. Zakon                           Director                                                   March 7, 2000
-------------------------------------                                                            ---------------------------
Alan J. Zakon

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION

         COLUMN A                             COLUMN B       COLUMN C        COLUMN D          COLUMN E        COLUMN F
--------------------------------------------------------------------------------------------------------------------------
                                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO      CHARGED TO
                                              BEGINNING      COSTS AND    OTHER ACCOUNTS     DEDUCTIONS -     BALANCE AT
         DESCRIPTION                          OF PERIOD      EXPENSES        DESCRIBE          DESCRIBE      END OF PERIOD
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
     Deducted from asset accounts:
         Allowance for doubtful
          accounts receivable............   $      7,051   $      2,967   $     2,664(A)   $      6,907(B)   $     5,775
==========================================================================================================================

Year Ended December 31, 1998:
     Deducted from asset accounts:
         Allowance for doubtful
          accounts receivable............   $      6,815   $      4,275   $     2,980(A)   $      7,019(B)   $     7,051
==========================================================================================================================

Year Ended December 31, 1997:
     Deducted from asset accounts:
         Allowance for doubtful .........                                                         7,926(B)
          accounts receivable ............   $     4,750   $      6,819   $     3,235(A)   $         63(C)   $     6,815
==========================================================================================================================


Note A - Recoveries of amounts previously written off.

Note B - Uncollectible accounts written off.

Note C - The allowance for doubtful accounts for Cardinal Freight Carriers, Inc.
         as of the date of sale.

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

  10.2*     First Amendment dated as of January 31, 1997 to the $346,971,321
            Amended and Restated Credit Agreement dated as of February 21, 1996, among the Company as Borrower, Societe Generale as Managing Agent and Administrative Agent, NationsBank of Texas, N.A. as
            Documentation Agent and the Banks named herein as the Banks
            (previously filed as Exhibit 10.1 to the Company's Current Report on
            Form 8-K, filed with the Commission on February 27, 1997, Commission
            File No. 0-19969, and incorporated herein by reference).

  10.3*     First Amendment dated as of January 31, 1997, to the $30,000,000
            Credit Agreement dated as of February 21, 1996, among the Company as Borrower, Societe Generale as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company's Current
            Report on Form 8-K, filed with the Commission on February 27, 1997,
            Commission File No. 0-19969, and incorporated herein by reference).

                             FORM 10-K -- ITEM 14(c)
                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION
                                   (CONTINUED)

  EXHIBIT
    NO.
  10.4*#    Arkansas Best Corporation Performance Award Unit Program effective
            January 1, 1996 (previously filed as Exhibit 10.6 to the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19969, and incorporated herein by reference).

  10.5* Second Amendment, dated July 15, 1997, to the $346,971,312 Amended and Restated Credit Agreement among the Company as Borrower, Societe
            Generale as Managing Agent and Administrative Agent, NationsBank of
            Texas, N.A., as Documentation Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company's current
            Report on Form 8-K, filed with the Commission on August 1, 1997,
            Commission File No. 0-19969, and incorporated herein by reference).

  10.6* Interest-Rate Swap Agreement effective April 1, 1998 on a notional amount of $110,000,000 with Societe Generale (previously filed as Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 13, 1998, Commission File No. 0-19969, and incorporated herein by reference).

  10.7*     $250,000,000 Credit Agreement dated as of June 12, 1998 with Societe
            Generale as Administrative Agent and Bank of America National Trust
            Savings Association and Wells Fargo Bank (Texas), N.A., as
            Co-Documentation Agents (previously filed as Exhibit 10.2 to the
            Company's Form 10-Q filed with the Commission on August 6, 1998,
            Commission File No. 0-19969, and incorporated herein by reference).

  10.8*#    The Company's Supplemental Benefit Plan (previously filed as Exhibit
            4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on December 22, 1999, Commission File No. 333-93381, and incorporated herein by reference).

  10.9 The Company's National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 1998 through March 31, 2003.

  13        1999 Annual Report to Shareholders

  21        List of Subsidiary Corporations

  23        Consent of Ernst & Young LLP, Independent Auditors

  27.1      Financial Data Schedule - For Year End - December 31, 1999

  27.2      Restated Financial Data Schedule - For Year End - December 31, 1998

  27.3      Restated Financial Data Schedule - For Year End - December 31, 1997


* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

# Designates a compensation plan for Directors or Executive
Officers.