Form 10-Q
period 2000-03-31
ARKANSAS BEST CORP /DE/
filed 2000-05-10
CIK 894405

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended       March 31, 2000
                            --------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ____________ to ____________

        Commission file number  0-19969
                                -------


                           ARKANSAS BEST CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                         6711                          71-0673405
-------------------------------    --------------------------    ---------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



               Class                              Outstanding at April 30, 2000
    -----------------------------                 -----------------------------
    Common Stock, $.01 par value                       19,781,133 shares

                           ARKANSAS BEST CORPORATION

                                     INDEX


                                                                                                                     PAGE
                                                                                                                     ----
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                      March 31, 2000 and December 31, 1999 ...................................................        3

                    Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 2000 and 1999......................................        5

                    Consolidated Statements of Shareholders' Equity
                      For the Three Months Ended March 31, 2000...............................................        7

                    Condensed Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 2000 and 1999 .....................................        8

                    Notes to Consolidated Financial Statements - March 31, 2000 ..............................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       16

     Item 2a.       Quantitative and Qualitative Disclosures About Market Risk................................       23

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       24

     Item 2.        Changes in Securities ....................................................................       24

     Item 3.        Defaults Upon Senior Securities ..........................................................       24

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       24

     Item 5.        Other Information ........................................................................       24

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       24

SIGNATURES               .....................................................................................       25

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                     MARCH 31       DECEMBER 31
                                                                       2000           1999
                                                                   -----------     -----------
                                                                    (UNAUDITED)       NOTE
                                                                          ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents .................................     $     4,232     $     4,319
   Trade receivables, less allowances
   (2000 -- $5,293,000; 1999 -- $5,775,000) ..................         189,333         187,837
   Inventories ...............................................          32,817          33,050
   Prepaid expenses ..........................................           9,108           7,428
   Deferred income taxes .....................................           7,149           7,231
   Other .....................................................           3,213           3,234
                                                                   -----------     -----------
       TOTAL CURRENT ASSETS ..................................         245,852         243,099

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .......................................         223,863         222,421
   Revenue equipment .........................................         304,871         292,493
   Manufacturing equipment ...................................          15,893          15,851
   Service, office and other equipment .......................          84,647          82,508
   Leasehold improvements ....................................          11,088          10,520
                                                                   -----------     -----------
                                                                       640,362         623,793
   Less allowances for depreciation and amortization .........         297,035         286,699
                                                                   -----------     -----------
                                                                       343,327         337,094

OTHER ASSETS .................................................          50,146          42,351


GOODWILL, less amortization (2000 -- $37,378,000;
       1999 -- $36,365,000) ..................................         108,373         109,385
                                                                   -----------     -----------
                                                                   $   747,698     $   731,929
                                                                   ===========     ===========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS  - CONTINUED
-------------------------------------------------------------------------------

                                                                     MARCH 31       DECEMBER 31
                                                                      2000            1999
                                                                   -----------     -----------
                                                                   (UNAUDITED)        NOTE
                                                                          ($ thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable .........................     $    19,522     $    16,187
   Trade accounts payable ....................................          79,225          76,597
   Accrued expenses ..........................................         151,123         160,469
   Federal and state income taxes ............................           6,044           8,434
   Current portion of long-term debt .........................          23,204          20,452
                                                                   -----------     -----------

       TOTAL CURRENT LIABILITIES .............................         279,118         282,139


LONG-TERM DEBT, less current portion .........................         173,457         173,702


OTHER LIABILITIES ............................................          35,128          29,845


DEFERRED INCOME TAXES ........................................          26,735          25,191


SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ................              15              15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 2000:  19,769,333 shares;
      1999:  19,752,333 shares ...............................             198             197
   Additional paid-in capital ................................         194,264         194,155
   Retained earnings .........................................          38,783          26,685
   Accumulated other comprehensive income ....................               -               -
                                                                   -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY ............................         233,260         221,052


COMMITMENTS AND CONTINGENCIES
                                                                   -----------     -----------
                                                                   $   747,698     $   731,929
                                                                   ===========     ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at the date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                          2000              1999
                                                                       -----------      -----------
                                                                                (UNAUDITED)
                                                                    ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   Transportation operations .....................................     $   402,244      $   353,914
   Tire operations ...............................................          40,771           40,460
                                                                       -----------      -----------

                                                                           443,015          394,374
                                                                       -----------      -----------

OPERATING EXPENSES AND COSTS
   Transportation operations .....................................         375,773          335,740
   Tire operations ...............................................          40,961           40,927
                                                                       -----------      -----------
                                                                           416,734          376,667
                                                                       -----------      -----------
OPERATING INCOME .................................................          26,281           17,707

OTHER INCOME (EXPENSE)
   Net gains on sales of property and non-revenue equipment ......           1,317              496
   Interest expense ..............................................          (4,521)          (4,543)
   Minority interest in Treadco, Inc. ............................               -              245
   Other, net ....................................................            (522)          (1,019)
                                                                       -----------      -----------
                                                                            (3,726)          (4,821)
                                                                       -----------      -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES .........................................          22,555           12,886

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current .......................................................           7,757            6,688
   Deferred ......................................................           1,626           (1,280)
                                                                       -----------      -----------
                                                                             9,383            5,408
                                                                       -----------      -----------

INCOME FROM CONTINUING OPERATIONS ................................          13,172            7,478

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax  benefits of $394
     for the three months ended March 31, 1999) ..................               -             (664)
                                                                       -----------      -----------
LOSS FROM DISCONTINUED OPERATIONS ................................               -             (664)
                                                                       -----------      -----------

NET INCOME .......................................................          13,172            6,814
   Preferred stock dividends .....................................          (1,074)          (1,075)
                                                                       -----------      -----------

NET INCOME FOR COMMON SHAREHOLDERS ...............................     $    12,098      $     5,739
                                                                       ===========      ===========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
-------------------------------------------------------------------------------


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                           2000            1999
                                                                       -----------     -----------
                                                                               (UNAUDITED)
                                                                  ($ thousands, except per share data)
NET INCOME (LOSS) PER COMMON SHARE
BASIC:
Continuing operations(1) .........................................     $      0.61     $      0.32
Discontinued operations ..........................................               -           (0.03)
                                                                       -----------     -----------
NET INCOME PER SHARE(1) ..........................................     $      0.61     $      0.29
                                                                       -----------     -----------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ..............................................      19,763,133      19,613,653
                                                                       ===========     ===========

DILUTED:
Continuing operations(2) .........................................     $      0.55     $      0.32
Discontinued operations ..........................................               -           (0.03)
                                                                       -----------     -----------
NET INCOME PER SHARE(2) ..........................................     $      0.55     $      0.29
                                                                       -----------     -----------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) ............................................      24,088,802      23,582,137
                                                                       ===========     ===========

CASH DIVIDENDS PAID PER COMMON SHARE .............................     $         -     $         -
                                                                       ===========     ===========

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.
(2) For the three months ended March 31, 2000 and 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                                                ACCUMULATED
                                                                    ADDITIONAL                     OTHER
                                        PREFERRED      COMMON        PAID-IN       RETAINED    COMPREHENSIVE      TOTAL
                                          STOCK         STOCK        CAPITAL       EARNINGS        INCOME        EQUITY
                                        -----------   -----------   -----------   -----------  -------------   -----------
                                                                           (UNAUDITED)
                                                                          ($ thousands)

BALANCES AT JANUARY 1, 2000 .........   $        15   $       197   $   194,155   $    26,685      $       -   $   221,052
Net income ..........................             -             -             -        13,172              -        13,172
Issuance of common stock ............             -             1           109             -              -           110
Dividends paid on preferred stock ...             -             -             -        (1,074)             -        (1,074)
                                        -----------   -----------   -----------   -----------    -----------   -----------
BALANCES AT MARCH 31, 2000 ..........   $        15   $       198   $   194,264   $    38,783      $       -   $   233,260
                                        ===========   ===========   ===========   ===========    ===========   ===========

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------


                                                                          THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           2000           1999
                                                                       -----------     -----------
                                                                               (UNAUDITED)
                                                                              ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities .....................     $    11,992     $    22,548

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases .....................................         (19,846)        (10,843)
   Proceeds from asset sales and other ...........................           2,909           3,399
                                                                       -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES ............................         (16,937)         (7,444)
                                                                       -----------     -----------

FINANCING ACTIVITIES
   Deferred financing costs and expenses .........................               -            (125)
   Borrowings under revolving credit facilities ..................          74,600         118,450
   Payments under revolving credit facilities ....................         (64,200)       (122,000)
   Payments on long-term debt ....................................          (3,143)         (2,959)
   Dividends paid ................................................          (1,074)         (1,075)
   Net increase (decrease) in bank overdraft .....................           3,346          (7,674)
   Retirement of bonds ...........................................          (4,781)              -
   Other, net ....................................................             110              34
                                                                       -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .................           4,858         (15,349)
                                                                       -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................             (87)           (245)
   Cash and cash equivalents at beginning of period ..............           4,319           4,543
                                                                       -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $     4,232     $     4,298
                                                                       ===========     ===========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000
-------------------------------------------------------------------------------

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


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The difference between the effective tax rate for the three months ended March 31, 2000 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.


NOTE C - DISCONTINUED OPERATIONS

At December 31, 1998, the Company was engaged in international ocean freight services through its subsidiary CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Remaining assets are being liquidated. The aggregate of the selling price of these assets and the estimated liquidation value of the retained Clipper International assets aggregated approximately $5.0 million which was approximately equal to the Company's net investment in the related assets.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
-------------------------------------------------------------------------------

Results of operations of Clipper International have been reported as discontinued operations, and the statements of operations for all periods have been restated to remove revenue and expenses of this segment. Results of Clipper International included in discontinued operations are summarized as follows:


                                                                            THREE MONTHS ENDED
                                                                         MARCH 31        MARCH 31
                                                                           2000            1999
                                                                       -----------     ------------
                                                                             ($ thousands)

Revenues .........................................................     $         -     $     6,777
Operating loss ...................................................               -          (1,114)
Pre-tax loss .....................................................               -          (1,058)

NOTE D - INVENTORIES


                                                                         MARCH 31      DECEMBER 31
                                                                           2000            1999
                                                                       -----------     -----------
                                                                              ($ thousands)

Finished goods ...................................................     $    26,099     $    26,253
Materials ........................................................           3,800           4,042
Repair parts, supplies and other .................................           2,918           2,755
                                                                       -----------     -----------
                                                                       $    32,817     $    33,050
                                                                       ===========     ===========


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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 83 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

As of March 31, 2000, the Company has accrued approximately $2.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
-------------------------------------------------------------------------------


NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued Statement No. 137, which deferred for one year the implementation date of FASB Statement No. 133. As a result, Statement No. 133 is effective for the Company in 2001. The Company is evaluating the impact the Statement will have on its financial statements and related disclosures.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which among other guidance clarifies certain conditions to be met in order to recognize revenue. On March 24, 2000, the SEC issued SAB 101A,
Amendment: Revenue Recognition in Financial Statements, which delayed the effective date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. SAB 101 is effective for the Company in the second quarter of 2000. The Company is evaluating SAB 101's impact on its financial statements and related disclosures.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
-------------------------------------------------------------------------------


NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           2000           1999
                                                                       -----------     -----------
                                                                  ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
      Net income .................................................     $    13,172     $     6,814
      Preferred stock dividends ..................................          (1,074)         (1,075)
                                                                       -----------     -----------
   Numerator for basic earnings per share --
      Net income available to
      common shareholders ........................................          12,098           5,739
      Effect of dilutive securities(1) ...........................           1,074           1,075
                                                                       -----------     -----------
   Numerator for diluted earnings per share --
      Net income available
      to common shareholders .....................................     $    13,172     $     6,814
                                                                       ===========     ===========

DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares .......................      19,763,133      19,613,653
   Effect of dilutive securities:
      Conversion of preferred stock ..............................       3,796,852       3,796,852
      Employee stock options .....................................         528,817         171,632
                                                                       -----------     -----------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion ..............................      24,088,802      23,582,137
                                                                       ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations .........................................     $      0.61     $      0.32
   Discontinued operations .......................................               -           (0.03)
                                                                       -----------     -----------
NET INCOME PER SHARE .............................................     $      0.61     $      0.29
                                                                       ===========     ===========

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): ..........................................      19,763,133      19,613,653
                                                                       ===========     ===========

DILUTED:
   Continuing operations .........................................     $      0.55     $      0.32
   Discontinued operations .......................................               -           (0.03)
                                                                       -----------     -----------
NET INCOME PER SHARE .............................................     $      0.55     $      0.29
                                                                       ===========     ===========

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED): ........................................      24,088,802      23,582,137
                                                                       ===========     ===========

CASH DIVIDENDS PAID
   PER COMMON SHARE ..............................................     $         -     $         -
                                                                       ===========     ===========

(1) For the three months ended March 31, 2000 and 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
-------------------------------------------------------------------------------

NOTE H - OPERATING SEGMENT DATA

The Company used the "management approach" to determine its reportable operating segments as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company's decision makers use to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operating segments.

During the periods being reported on, the Company operated in four defined reportable operating segments: 1) ABF; 2) G.I. Trucking; 3) Clipper; and 4) Treadco.

Results of operations for Clipper International, previously reflected as a reportable segment, have been reported as discontinued operations for the three months ended March 31, 1999.

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

No material changes have occurred in the total assets for any reportable operating segment since December 31, 1999.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------


The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income.


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                            2000                 1999
                                                                        -----------           -----------
                                                                                ($ thousands)
OPERATING REVENUES

   ABF Freight System, Inc. ..................................          $   331,836           $   295,452
   G.I. Trucking Company .....................................               37,701                31,534
   Clipper ...................................................               29,631                24,465
   Treadco, Inc. .............................................               41,264                40,944
   Other revenues and eliminations ...........................                2,583                 1,979
                                                                        -----------           -----------
     Total consolidated operating revenues ...................          $   443,015           $   394,374
                                                                        ===========           ===========

OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC
   Salaries and wages ........................................          $   208,992           $   196,716
   Supplies and expenses .....................................               43,356                31,026
   Operating taxes and licenses ..............................               10,266                 9,607
   Insurance .................................................                4,870                 5,017
   Communications and utilities ..............................                4,021                 3,661
   Depreciation and amortization .............................                8,235                 6,988
   Rents and purchased transportation ........................               23,966                22,441
   Other .....................................................                  940                 1,362
   (Gain) on sale of revenue equipment .......................                  (51)                  (39)
                                                                        -----------           -----------
                                                                            304,595               276,779
                                                                        -----------           -----------

G.I. TRUCKING COMPANY
   Salaries and wages ........................................               18,191                14,784
   Supplies and expenses .....................................                3,499                 2,544
   Operating taxes and licenses ..............................                  855                   761
   Insurance .................................................                  853                 1,031
   Communications and utilities ..............................                  502                   428
   Depreciation and amortization .............................                1,067                   741
   Rents and purchased transportation ........................               11,786                 9,790
   Other .....................................................                  941                   898
   (Gain) on sale of revenue equipment .......................                   (1)                   (7)
                                                                        -----------           -----------
                                                                             37,693                30,970
                                                                        -----------           -----------

CLIPPER
   Cost of services ..........................................               25,808                21,491
   Selling, administrative and general .......................                3,796                 3,332
   (Gain) on sale of revenue equipment .......................                   (3)                  (31)
                                                                        -----------           -----------
                                                                        $    29,601           $    24,792
                                                                        -----------           -----------

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                           2000                  1999
                                                                        -----------           -----------
                                                                                   ($ thousands)

TREADCO, INC.
   Cost of sales .............................................          $    27,904           $    28,908
   Selling, administrative and general .......................               13,357                12,291
                                                                        -----------           -----------
                                                                             41,261                41,199
                                                                        -----------           -----------

Other expenses and eliminations ..............................                3,584                 2,927
                                                                        -----------           -----------
   Total consolidated operating expenses and costs ...........          $   416,734           $   376,667
                                                                        ===========           ===========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. .....................................          $    27,241           $    18,673
G.I. Trucking Company ........................................                    8                   564
Clipper ......................................................                   30                  (327)
Treadco, Inc. ................................................                    3                  (255)
Other income (loss) and eliminations .........................               (1,001)                 (948)
                                                                        -----------           -----------
   Total consolidated operating income .......................          $    26,281           $    17,707
                                                                        ===========           ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.



                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                           2000                    1999
                                                                        -----------           -----------
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages ........................................                 63.0%                 66.6%
   Supplies and expenses .....................................                 13.1                  10.5
   Operating taxes and licenses ..............................                  3.1                   3.3
   Insurance .................................................                  1.5                   1.7
   Communications and utilities ..............................                  1.2                   1.2
   Depreciation and amortization .............................                  2.5                   2.4
   Rents and purchased transportation ........................                  7.2                   7.6
   Other .....................................................                  0.2                   0.4
                                                                        -----------           -----------
                                                                               91.8%                 93.7%
                                                                        -----------           -----------


G.I. TRUCKING COMPANY
   Salaries and wages ........................................                 48.3%                 46.9%
   Supplies and expenses .....................................                  9.3                   8.1
   Operating taxes and licenses ..............................                  2.3                   2.4
   Insurance .................................................                  2.3                   3.3
   Communications and utilities ..............................                  1.3                   1.4
   Depreciation and amortization .............................                  2.8                   2.3
   Rents and purchased transportation ........................                 31.3                  31.0
   Other .....................................................                  2.4                   2.8
                                                                        -----------           -----------
                                                                              100.0%                 98.2%
                                                                        -----------           -----------

CLIPPER
   Cost of services ..........................................                 87.1%                 87.8%
   Selling, administrative and general .......................                 12.8                  13.6
   (Gain) on sale of revenue equipment .......................                    -                  (0.1)
                                                                        -----------           -----------
                                                                               99.9%                101.3%
                                                                        -----------           -----------


TREADCO, INC.
   Cost of sales .............................................                 67.6%                 70.6%
   Selling, administrative and general .......................                 32.4                  30.0
                                                                        -----------           -----------
                                                                              100.0%                100.6%
                                                                        -----------           -----------


OPERATING INCOME

ABF Freight System, Inc. .....................................                  8.2%                  6.3 %
G. I. Trucking Company .......................................                  0.0                   1.8
Clipper ......................................................                  0.1                  (1.3)
Treadco, Inc. ................................................                  0.0                  (0.6)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Consolidated revenues from continuing operations of the Company for the three months ended March 31, 2000 were $443.0 million compared to $394.4 million for the first quarter 1999, representing an increase of 12.3% due primarily to increases in revenues for ABF, G.I. Trucking and Clipper. The Company's operating income from continuing operations increased 48.4% to $26.3 million for first quarter 2000 from $17.7 million for first quarter 1999. Increases in operating income from continuing operations are attributable to improved operations at ABF, Clipper and Treadco, offset in part by decreases in operating income from first quarter 1999 for G.I. Trucking. Income from continuing operations for the three months ended March 31, 2000 was $13.2 million, or $0.55 per common share (diluted), compared to $7.5 million, or $0.32 per common share (diluted), for first quarter 1999. The improvement in income from continuing operations for first quarter 2000, as compared to first quarter 1999, reflects primarily the improvements in operating income.

ABF FREIGHT SYSTEM, INC.

Effective January 1, 1999 and September 13, 1999, ABF implemented overall rate increases of 5.5% and 5.1%, respectively. ABF did not implement a rate increase on January 1, 2000. Revenues for the three months ended March 31, 2000 increased 12.3% to $331.8 million from $295.5 million in the first quarter of 1999. ABF generated operating income of $27.2 million during the first quarter of 2000, compared to $18.7 million during the same period in 1999.

ABF's increase in revenue is due to an increase in LTL revenue per hundredweight and an increase in LTL tonnage. LTL revenue per hundredweight increased 5.3% to $20.20 for the three months ended March 31, 2000 compared to $19.18 in the first quarter of 1999, reflecting a continuing favorable pricing environment. ABF's LTL tonnage increased 6.8% for the three months ended March 31, 2000, compared to the same period in 1999. There were 65 workdays in the first quarter of 2000 and 63 workdays in the first quarter of 1999. ABF's LTL tonnage increased 3.5% on a per-day basis. ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the first quarter of 2000 ranged from 2.0% to 4.0% of revenue. There was no fuel surcharge in effect during the first quarter of 1999.

ABF's operating ratio improved to 91.8% for the three months ended March 31, 2000 from 93.7% during the same period in 1999, as a result of the revenue yield improvements and increases in tonnage previously described and as a result of changes in certain operating expense categories as follows:

Salaries and wages expense decreased as a percent of revenue by 3.6% for the three months ended March 31, 2000 compared to the same period in 1999. The decrease is due in part to lower linehaul and dock labor costs due to retirements and a lower effective wage rate associated with more new hires, offset in part by an increase in incentive pay amounts. Wage rates for new hires increase to full-scale levels over a two-year period. The improvement is also due, in part, to favorable claims experience for workers' compensation.

Supplies and expenses increased 2.6% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999. This change is due primarily to higher diesel fuel prices, which increased 103.4% on an average price-per-gallon basis when first quarter 2000 is compared to first quarter 1999. The previously mentioned fuel surcharge on revenue is intended to offset the fuel cost increase. In addition, trailer repair costs were higher due to ongoing trailer refurbishing and the installation of conspicuity tape to road and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


city trailers, in accordance with federal regulations. Such regulations require that the installation process be complete by June 1, 2001. As of March 31, 2000, the Company had completed the installation on approximately 91% of all road trailers and city trailers.

Operating taxes and licenses decreased 0.2% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999 due in part to a fuel marker fee refund received in the first quarter of 2000 from the State of Alabama.

Insurance expense decreased 0.2% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999. This improvement was due primarily to favorable cargo claims experience.

Rents and purchased transportation expense decreased 0.4% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to the disposal of tractors under operating leases. Late in the first quarter 2000, ABF began purchasing replacement road tractors. In addition, total rail costs, as a percent of revenue, declined as a result of a decline in rail utilization for the three months ended March 31, 2000 to 16.2% of total miles from 16.5% during the same period in 1999.

G.I. TRUCKING COMPANY

Effective October 1, 1999, G.I. Trucking implemented a general rate increase of 5.5%. G.I. Trucking revenues increased 19.6% to $37.7 million for the three months ended March 31, 2000 from $31.5 million during the same period in 1999. The revenue increase resulted from an increase in G.I. Trucking's tonnage of 17.7% for the three months ended March 31, 2000, compared to the same period in 1999. There were 65 workdays in the first quarter of 2000 and 63 workdays in the first quarter of 1999. G.I. Trucking's LTL tonnage increased 14.1% on a per-day basis. In addition, revenue per hundredweight increased 1.6% to $10.89 in the first quarter of 2000 from $10.73 in the first quarter of 1999. During the early part of first quarter 2000, G.I. Trucking expanded its operational capabilities in the states of Texas, New Mexico, Oklahoma, Kansas and parts of Missouri, in preparation for adding new business from an existing carrier partner. This business began February 1 and steadily grew through March 2000. In addition, G.I. Trucking increased its sales management and sales staff throughout its system by nearly 50% over 1999 levels. G.I. Trucking implemented a fuel surcharge during the last week of August 1999, based upon a West Coast average fuel index. The fuel surcharge in effect during the first quarter of 2000 ranged from 2.6% to 4.6% of revenue. There was no fuel surcharge in effect during the first quarter of 1999.

G.I. Trucking's operating ratio increased to 100.0% for the three months ended March 31, 2000 from 98.2% during the same period in 1999. G.I. Trucking's operating ratio was negatively impacted by start-up costs associated with the expansion described above. In addition, the increase in the operating ratio results from changes in certain operating expenses as follows:

Salaries and wages expense increased 1.4% as a percent of revenue during the three months ended March 31, 2000, compared to the same period in 1999. The increase is due primarily to unfavorable claims experience for workers' compensation and increased salaries and benefits related to the addition of sales staff and the expansion described above, offset, in part, by lower pension costs.

Supplies and expenses increased 1.2% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999. The increase is due primarily to higher fuel costs, which increased in total

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


dollars by 127.2% when the first quarter of 2000 is compared to the first quarter of 1999. G.I. Trucking's fuel surcharge on revenue is intended to offset the fuel cost increase.

Insurance expense decreased 1.0% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999. This decrease is due to favorable claims experience for bodily injury and property damage and cargo claims during the first quarter of 2000, as compared to the first quarter 1999.

Depreciation and amortization increased 0.5% as a percent of revenue for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to G.I. Trucking's increase in fleet size when the first quarter of 2000 is compared to the first quarter of 1999.

Rents and purchased transportation expenses increased 0.3% as a percent of revenue for the three months ended March 31, 2000 as compared to the same period in 1999. This increase is due primarily to an increase in purchased transportation costs resulting from higher fuel costs passed through from purchased transportation providers and additional linehaul miles run in order to meet customer service needs. The previously mentioned fuel surcharge is intended to offset the fuel increase included in purchased transportation costs. This increase is offset in part by a decline in terminal rent costs as a percent of revenue. This decline resulted from higher revenue levels and the fact that terminal rents are primarily fixed in nature.

CLIPPER

Revenues for Clipper were $29.6 million for the three months ended March 31, 2000, representing an increase of 21.1% from first quarter 1999 revenues of $24.5 million. Clipper continued its fourth quarter 1999 trend of revenue growth with LTL shipments increasing 5.1% for the first quarter of 2000, compared to the same period in 1999. LTL revenue per hundredweight increased 0.6% to $19.08 from $18.96 in the first quarter of 1999. Intermodal shipments increased 1.3% for the three months ended March 31, 2000 compared to the same period in 1999. Intermodal revenue per shipment for the first quarter 2000 increased 15.0% from the same period in 1999.

Clipper's operating ratio improved to 99.9% for the three months ended March 31, 2000 from 101.3% during the same period in 1999, primarily as a result of volume and margin improvements on its intermodal and produce shipments. Clipper's margins improved, in part, as a result of a higher level of rail utilization for the first quarter of 2000. Clipper's rail utilization in the first quarter of 2000 was 63.5% of total miles versus 51.9% for the first quarter of 1999. Rail costs per mile for Clipper are less expensive than over-the-road costs per mile. In addition, selling, administrative and general costs declined 0.8% as a percent of revenue as a result of cost reductions implemented because of lower revenues in previous quarters.

TREADCO, INC.

Revenues for Treadco increased 0.8% to $41.3 million for the three months ended March 31, 2000, compared to $40.9 million for the same period in 1999. For the three months ended March 31, 2000, "same store" sales increased 0.3% compared to the three months ended March 31, 1999. "New store" sales accounted for 0.5% of the increase from the three months ended March 31, 1999. "Same store" sales include locations that have been in existence for the entire periods presented. "New store" sales resulted from the addition of a new sales-only location. Revenues from retreading for the three months ended March 31, 2000 were $15.9 million, representing a decrease of 1.4% from $16.1 million for the same period in 1999, due to a decrease in units sold of approximately 2.9% from the same period in 1999. This decrease was offset, in part, by an increase in the average sales price per unit of approximately 1.5% from the same period in 1999. Declines in retread units sold

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

resulted from less customer demand and a more competitive marketplace. Rising fuel costs have had a negative impact on customer demand during the quarter. Revenues from new tires decreased 0.5% to $20.1 million for the three months ended March 31, 2000 from $20.3 million during the same period in 1999, due primarily to a change in the mix of new tires sold. Units sold increased 2.0% from the three months ended March 31, 1999, due to an increase in new tires sold on national accounts which are sold on a commission basis. Commissions received from new tire manufacturers for new tires sold on national accounts were lower during the three months ended March 31, 2000 compared to the same period in 1999 resulting in a 2.5% decline in the sales price per new tire unit sold. Service revenues for the three months ended March 31, 2000 increased 14.4% to $5.2 million from $4.6 million for the three months ended March 31, 1999. Treadco continues to emphasize service by adding service equipment and personnel at its locations.

Treadco's operating ratio improved to 100.0% during the three months ended March 31, 2000, from 100.6% during the same period in 1999. Improvements in Treadco's operating ratio resulted from improvements in retread, new tire and service margins which are reflected in cost of sales as a 3.0% of revenue improvement, offset by an increase in selling, administrative and general expenses of 2.4% of revenue. Selling, administrative and general expenses increased primarily as a result of higher salaries and wages due to increased salesmen's commissions and increased service and inventory control personnel. In addition, selling, administrative and general costs were adversely impacted by increased bad debt expense and higher fuel costs, which increased truck expense.

INCOME TAXES

The difference between the effective tax rate for the three months ended March 31, 2000 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

OTHER ASSETS

Other assets increased $7.8 million from December 31, 1999 to March 31, 2000, due primarily to incentive pay deferrals and matching contributions to the Company's Voluntary Savings Plan assets, which are held in a trust account.

ACCRUED EXPENSES

Accrued expenses decreased $9.3 million from December 31, 1999 to March 31, 2000, due primarily to the payment of accrued corporate and ABF incentive amounts in January 2000.

OTHER LIABILITIES

Other liabilities increased $5.3 million from December 31, 1999 to March 31, 2000, due primarily to $4.9 million in salary deferrals and matching contributions to the Company's Voluntary Savings Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net income plus depreciation and amortization was $26.6 million for the three months ended March 31, 2000 compared to $18.6 million for the same period in 1999. Working capital changes for the first quarter of 2000 resulted in a decrease in cash provided by operations of $14.6 million compared to an increase in cash provided by operations from working capital changes of $5.3 million in the first quarter of 1999. This decrease is due primarily to the payment of accrued corporate and ABF incentive amounts in January 2000. During the first quarter of 2000, cash provided by operations, proceeds from assets sales of $3.5 million and borrowings were used to purchase revenue equipment and other property and equipment in the amount of $19.8 million. During the first quarter of 1999, cash provided by operations and proceeds from the sale of assets of $3.8 million were used to purchase revenue equipment and other assets in the amount of $11.0 million and to pay down the Company's debt.

The Company is party to a $250 million credit agreement (the "Credit Agreement") with Societe Generale as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends to June 2003.

At March 31, 2000, there were $111.7 million of Revolver Advances and approximately $22.5 million of letters of credit outstanding. At March 31, 2000, the Company had approximately $115.8 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, and disposition of assets, and require the Company to meet certain quarterly financial ratio tests. As of March 31, 2000, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which at March 31, 2000 was 0.40%.

During 1999, the Company entered into $26.1 million in capital lease obligations for the purchase of revenue equipment. The Company has not entered into any capital lease obligations in 2000.

In 2000 the Company forecasts total spending of $85.0 to $95.0 million for capital expenditures net of proceeds from equipment sales. Of the $85.0 to $95.0 million, ABF is budgeted for $63.0 to $73.0 million to be used primarily for revenue equipment and facilities. Treadco is budgeted for approximately $4.0 million of expenditures to be used primarily for retreading and service equipment and facilities and G.I. Trucking is budgeted for approximately $10.0 million of expenditures to be used primarily for revenue equipment. Clipper is budgeted for approximately $4.0 million of expenditures to be used primarily for revenue equipment.

For the year 2000 the Company forecasts total revenues of approximately $1.9 billion. Included in the $1.9 billion are forecasted revenues for ABF of approximately $1.4 billion, G.I. Trucking of approximately $160.0 million, Clipper of approximately $131.0 million and Treadco of approximately $195.0 million.

Management believes, based upon the Company's current levels of operations, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


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

ITEM 2a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company is a party to an interest rate swap agreement which was effective April 1, 1998. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .40%). This instrument is not recorded on the balance sheet of the Company. Details regarding the swap, as of March 31, 2000, are as follows:


        Notional                                   Rate                        Rate                      Fair
        Amount            Maturity                 Paid                      Received                  Value(2)
        -------           -------                  ----                      ---------                ----------

     $110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate(1)            $5.6 million
                                           Margin (currently .40%)           Plus Credit Agreement
                                                                             Margin (currently .40%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have received at March 31, 2000 to terminate the agreement.



OTHER MARKET RISKS

Since December 31, 1999, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

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

                                 ARKANSAS BEST CORPORATION
                                      (Registrant)

Date:   May 9, 2000            /s/ David E. Loeffler
                              -------------------------------------------------
                              David E. Loeffler
                              Vice President-Treasurer, Chief Financial Officer and Principal Accounting Officer

                               INDEX TO EXHIBITS







EXHIBIT
NUMBER                      DESCRIPTION
--------                    -----------

 27.1                       Financial Data Schedule