Form 10-Q
period 2000-06-30
ARKANSAS BEST CORP /DE/
filed 2000-08-11
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended    June 30, 2000
                              -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _________ to _________

        Commission file number  0-19969
                                -------


                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                   6711                                 71-0673405
     -------------------------------           ----------------------------                 ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                  Outstanding at July 31, 2000
----------------------------                       ----------------------------
Common Stock, $.01 par value                             19,795,733 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX


                                                                                                                    PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                      June 30, 2000 and December 31, 1999 ....................................................        3

                    Consolidated Statements of Operations -
                      For the Three and Six Months Ended June 30, 2000 and 1999...............................        5

                    Consolidated Statement of Shareholders' Equity
                      For the Six Months Ended June 30, 2000..................................................        7

                    Condensed Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 2000 and 1999 ........................................        8

                    Notes to Consolidated Financial Statements - June 30, 2000 ...............................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       16

     Item 2a.       Quantitative and Qualitative Disclosures About Market Risk................................       23

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       24

     Item 2.        Changes in Securities ....................................................................       24

     Item 3.        Defaults Upon Senior Securities ..........................................................       24

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       24

     Item 5.        Other Information ........................................................................       24

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       24

SIGNATURES          ..........................................................................................       25

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  JUNE 30          DECEMBER 31
                                                                   2000                1999
                                                               ------------       ------------
                                                                (UNAUDITED)           NOTE
                                                                        ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................       $      4,473       $      4,319
   Trade receivables, less allowances
   (2000 -- $5,085,000; 1999 -- $5,775,000) ............            197,335            187,837
   Inventories .........................................             32,111             33,050
   Prepaid expenses ....................................              8,370              7,428
   Deferred income taxes ...............................              7,091              7,231
   Other ...............................................              3,243              3,234
                                                               ------------       ------------
       TOTAL CURRENT ASSETS ............................            252,623            243,099

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .................................            226,224            222,421
   Revenue equipment ...................................            329,008            292,493
   Manufacturing equipment .............................             15,702             15,851
   Service, office and other equipment .................             87,588             82,508
   Leasehold improvements ..............................             11,745             10,520
                                                               ------------       ------------
                                                                    670,267            623,793
   Less allowances for depreciation and amortization ...            307,206            286,699
                                                               ------------       ------------
                                                                    363,061            337,094

OTHER ASSETS ...........................................             49,686             42,351


GOODWILL, less amortization (2000 -- $38,390,000;
       1999 -- $36,365,000) ............................            107,360            109,385
                                                               ------------       ------------
                                                               $    772,730       $    731,929
                                                               ============       ============

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------

                                                                                JUNE 30         DECEMBER 31
                                                                                 2000               1999
                                                                             ------------       ------------
                                                                              (UNAUDITED)          NOTE
                                                                                      ($ thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable .................................       $     17,471       $     16,187
   Trade accounts payable ............................................             85,076             76,597
   Accrued expenses ..................................................            158,800            160,469
   Federal and state income taxes ....................................              8,846              8,434
   Current portion of long-term debt .................................             25,030             20,452
                                                                             ------------       ------------
       TOTAL CURRENT LIABILITIES .....................................            295,223            282,139


LONG-TERM DEBT, less current portion .................................            164,224            173,702


OTHER LIABILITIES ....................................................             37,082             29,845


DEFERRED INCOME TAXES ................................................             26,113             25,191


SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 1,495,000 shares ........................                 15                 15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued and outstanding 2000:  19,786,933 shares;
      1999:  19,752,333 shares .......................................                198                197
   Additional paid-in capital ........................................            194,418            194,155
   Retained earnings .................................................             55,457             26,685
   Accumulated other comprehensive income ............................                 --                 --
                                                                             ------------       ------------
       TOTAL SHAREHOLDERS' EQUITY ....................................            250,088            221,052


COMMITMENTS AND CONTINGENCIES ........................................
                                                                             ------------       ------------
                                                                             $    772,730       $    731,929
                                                                             ============       ============

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

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30                             JUNE 30
                                                                    2000              1999              2000              1999
                                                                 ----------        ----------        ----------        ----------
                                                                                            (UNAUDITED)
                                                                               ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   Transportation operations ...............................     $  424,293        $  372,772        $  826,537        $  726,687
   Tire operations .........................................         47,694            46,133            88,465            86,593
                                                                 ----------        ----------        ----------        ----------
                                                                    471,987           418,905           915,002           813,280
                                                                 ----------        ----------        ----------        ----------

OPERATING EXPENSES AND COSTS
   Transportation operations ...............................        390,298           347,793           766,070           683,533
   Tire operations .........................................         46,598            45,807            87,559            86,734
                                                                 ----------        ----------        ----------        ----------
                                                                    436,896           393,600           853,629           770,267
                                                                 ----------        ----------        ----------        ----------

OPERATING INCOME ...........................................         35,091            25,305            61,373            43,013

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property and
     non-revenue equipment .................................            252               (32)            1,569               464
   Interest expense ........................................         (4,342)           (4,784)           (8,863)           (9,327)
   Minority interest in Treadco, Inc. ......................             --                --                --               245
   Other, net ..............................................           (609)           (1,356)           (1,132)           (2,376)
                                                                 ----------        ----------        ----------        ----------
                                                                     (4,699)           (6,172)           (8,426)          (10,994)
                                                                 ----------        ----------        ----------        ----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...................................         30,392            19,133            52,947            32,019

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current .................................................         13,206             7,144            20,963            13,832
   Deferred ................................................           (563)              892             1,063              (388)
                                                                 ----------        ----------        ----------        ----------
                                                                     12,643             8,036            22,026            13,444
                                                                 ----------        ----------        ----------        ----------

INCOME FROM CONTINUING OPERATIONS ..........................         17,749            11,097            30,921            18,575

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax benefits
     of $394 for the six months ended June 30, 1999) .......             --                --                --              (664)
                                                                 ----------        ----------        ----------        ----------
LOSS FROM DISCONTINUED OPERATIONS ..........................             --                --                --              (664)
                                                                 ----------        ----------        ----------        ----------

NET INCOME .................................................         17,749            11,097            30,921            17,911
   Preferred stock dividends ...............................          1,074             1,074             2,149             2,149
                                                                 ----------        ----------        ----------        ----------

NET INCOME FOR
  COMMON SHAREHOLDERS ......................................     $   16,675        $   10,023        $   28,772        $   15,762
                                                                 ==========        ==========        ==========        ==========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                            JUNE 30                                   JUNE 30
                                                    2000                 1999                 2000                 1999
                                               --------------       --------------       --------------       --------------
                                                                                (UNAUDITED)
                                                                   ($ thousands, except per share data)
NET INCOME (LOSS) PER COMMON SHARE
BASIC:
Continuing operations (1) ..............       $         0.84       $         0.51       $         1.46       $         0.83
Discontinued operations ................                   --                   --                   --                (0.03)
                                               --------------       --------------       --------------       --------------
NET INCOME PER SHARE (1) ...............       $         0.84       $         0.51       $         1.46       $         0.80
                                               --------------       --------------       --------------       --------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ....................           19,785,000           19,632,533           19,774,067           19,623,093
                                               ==============       ==============       ==============       ==============

DILUTED:
Continuing operations (2) ..............       $         0.74       $         0.47       $         1.28       $         0.79
Discontinued operations ................                   --                   --                   --                (0.03)
                                               --------------       --------------       --------------       --------------
NET INCOME PER SHARE  (2) ..............       $         0.74       $         0.47       $         1.28       $         0.76
                                               --------------       --------------       --------------       --------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) ..................           24,081,375           23,780,913           24,077,569           23,681,525
                                               ==============       ==============       ==============       ==============

CASH DIVIDENDS PAID PER COMMON SHARE ...       $           --       $           --       $           --       $           --
                                               ==============       ==============       ==============       ==============

(1) Gives consideration to preferred stock dividends of $1.1 million per quarter.

(2) For the three and six months ended June 30, 2000 and 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                    ACCUMULATED
                                                                        ADDITIONAL                     OTHER
                                             PREFERRED      COMMON       PAID-IN       RETAINED     COMPREHENSIVE    TOTAL
                                               STOCK        STOCK        CAPITAL       EARNINGS        INCOME        EQUITY
                                            ----------    ----------    ----------    ----------     ----------    ----------
                                                                               (UNAUDITED)
                                                                              ($ thousands)
BALANCES AT JANUARY 1, 2000 ............    $       15    $      197    $  194,155    $   26,685     $       --    $  221,052
Net income .............................            --            --            --        30,921             --        30,921
Issuance of common stock ...............            --             1           113            --             --           114
Tax effect of stock options exercised ..            --            --           150            --             --           150
Dividends paid on preferred stock ......            --            --            --        (2,149)            --        (2,149)
                                            ----------    ----------    ----------    ----------     ----------    ----------
BALANCES AT JUNE 30, 2000 ..............    $       15    $      198    $  194,418    $   55,457     $       --    $  250,088
                                            ==========    ==========    ==========    ==========     ==========    ==========

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                               SIX MONTHS ENDED
                                                                   JUNE 30
                                                              2000           1999
                                                           ----------     ----------
                                                                  (UNAUDITED)
                                                                 ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ..........    $   53,927     $   54,004

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases ..........................       (54,198)       (28,048)
   Purchase of Treadco, Inc. stock ....................            --        (23,673)
   Proceeds from asset sales and other ................         5,905          8,397
                                                           ----------     ----------
NET CASH USED BY INVESTING ACTIVITIES .................       (48,293)       (43,324)
                                                           ----------     ----------

FINANCING ACTIVITIES
   Deferred financing costs and expenses ..............            --           (125)
   Borrowings under revolving credit facilities .......        89,800        231,250
   Payments under revolving credit facilities .........       (81,100)      (222,500)
   Payments on long-term debt .........................        (8,880)        (8,641)
   Dividends paid .....................................        (2,149)        (2,149)
   Net increase (decrease) in bank overdraft ..........         1,366         (4,018)
   Retirement of bonds ................................        (4,781)        (4,768)
   Other, net .........................................           264            164
                                                           ----------     ----------
NET CASH USED BY FINANCING ACTIVITIES .................        (5,480)       (10,787)
                                                           ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..           154           (107)
   Cash and cash equivalents at beginning of period ...         4,319          4,543
                                                           ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............    $    4,473     $    4,436
                                                           ==========     ==========

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000
--------------------------------------------------------------------------------

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


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


The difference between the effective tax rate for the six months ended June 30, 2000 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.


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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

Results of operations of Clipper International have been reported as discontinued operations, and the statements of operations for all periods have been restated to remove revenue and expenses of this segment. Results of Clipper International included in discontinued operations are summarized as follows:

                                            SIX MONTHS ENDED
                                          JUNE 30       JUNE 30
                                           2000          1999
                                        ----------    ----------
                                              ($ thousands)
Revenues ...........................    $       --    $    6,777
Operating loss .....................            --        (1,114)
Pre-tax loss .......................            --        (1,058)

NOTE D - INVENTORIES

                                         JUNE 30      DECEMBER 31
                                           2000          1999
                                        ----------    ----------
                                             ($ thousands)
Finished goods .....................    $   25,410    $   26,253
Materials ..........................         4,143         4,042
Repair parts, supplies and other ...         2,558         2,755
                                        ----------    ----------
                                        $   32,111    $   33,050
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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 82 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

As of June 30, 2000, the Company has accrued approximately $2.5 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

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

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which among other guidance clarifies certain conditions to be met in order to recognize revenue. On June 26, 2000, the SEC issued SAB 101B,
Amendment: Revenue Recognition in Financial Statements, which delayed the effective date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. SAB 101 is effective for the Company in the fourth quarter of 2000. The Company is evaluating SAB 101's impact on its financial statements and related disclosures.

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

In March 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-2, Accounting for Website Development Costs, which addresses how an entity should account for costs incurred to develop a Web site. EITF No. 00-2 did not change the Company's accounting practices with respect to Web site development costs.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                          JUNE 30
                                                          2000             1999             2000             1999
                                                      ------------     ------------     ------------     ------------
                                                                   ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
     Net income ..................................    $     17,749     $     11,097     $     30,921     $     17,911
   Preferred stock dividends .....................          (1,074)          (1,074)          (2,149)          (2,149)
                                                      ------------     ------------     ------------     ------------
   Numerator for basic earnings per share --
   Net income available to
     common shareholders .........................          16,675           10,023           28,772           15,762
   Effect of dilutive securities (1) .............           1,074            1,074            2,149            2,149
                                                      ------------     ------------     ------------     ------------
   Numerator for diluted earnings per share --
   Net income available
     to common shareholders ......................    $     17,749     $     11,097     $     30,921     $     17,911
                                                      ============     ============     ============     ============

DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares .......      19,785,000       19,632,533       19,774,067       19,623,093
   Effect of dilutive securities:
   Conversion of preferred stock .................       3,796,852        3,796,852        3,796,852        3,796,852
   Employee stock options ........................         499,523          351,528          506,650          261,580
                                                      ------------     ------------     ------------     ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion ..............      24,081,375       23,780,913       24,077,569       23,681,525
                                                      ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations .........................    $       0.84     $       0.51     $       1.46     $       0.83
   Discontinued operations .......................              --               --               --            (0.03)
                                                      ------------     ------------     ------------     ------------
NET INCOME PER SHARE .............................    $       0.84     $       0.51     $       1.46     $       0.80
                                                      ============     ============     ============     ============

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): ..........................      19,785,000       19,632,533       19,774,067       19,623,093
                                                      ============     ============     ============     ============

DILUTED:
   Continuing operations .........................    $       0.74     $       0.47     $       1.28     $       0.79
   Discontinued operations .......................              --               --               --            (0.03)
                                                      ------------     ------------     ------------     ------------
NET INCOME PER SHARE .............................    $       0.74     $       0.47     $       1.28     $       0.76
                                                      ============     ============     ============     ============

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED): ........................      24,081,375       23,780,913       24,077,569       23,681,525
                                                      ============     ============     ============     ============

CASH DIVIDENDS PAID
   PER COMMON SHARE ..............................    $         --     $         --     $         --     $         --
                                                      ============     ============     ============     ============



(1) For the three and six months ended June 30, 2000 and 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE H - SUBSEQUENT EVENT

On July 10, 2000, the Company purchased 105,000 outstanding shares of Arkansas Best Corporation Preferred Stock (ABFSP) for $37.375 per share or total purchase price of approximately $3.9 million.

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

Results of operations for Clipper International, previously reflected as a reportable segment, have been reported as discontinued operations for the six months ended June 30, 1999.

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

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                     2000           1999           2000           1999
                                                  ----------     ----------     ----------     ----------
                                                                        (UNAUDITED)
                                                                       ($ thousands)
OPERATING REVENUES

   ABF Freight System, Inc. ..................    $  344,671     $  308,667     $  676,507     $  604,119
   G.I. Trucking Company .....................        42,795         34,913         80,496         66,447
   Clipper ...................................        34,126         26,810         63,757         51,275
   Treadco, Inc. .............................        48,292         46,684         89,556         87,629
   Other revenues and eliminations ...........         2,103          1,831          4,686          3,810
                                                  ----------     ----------     ----------     ----------
     Total consolidated operating revenues ...    $  471,987     $  418,905     $  915,002     $  813,280
                                                  ==========     ==========     ==========     ==========

OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC ......................
   Salaries and wages ........................    $  217,449     $  201,658     $  426,441     $  398,374
   Supplies and expenses .....................        41,936         34,515         85,293         65,542
   Operating taxes and licenses ..............        10,478          9,114         20,744         18,722
   Insurance .................................         5,731          4,809         10,601          9,827
   Communications and utilities ..............         3,592          3,882          7,613          7,543
   Depreciation and amortization .............         8,900          7,296         17,136         14,284
   Rents and purchased transportation ........        23,070         23,160         47,035         45,602
   Other .....................................         1,083          1,140          2,023          2,499
   (Gain) on sale of revenue equipment .......          (190)          (207)          (242)          (248)
                                                  ----------     ----------     ----------     ----------
                                                     312,049        285,367        616,644        562,145
                                                  ----------     ----------     ----------     ----------

G.I. TRUCKING COMPANY
   Salaries and wages ........................        19,453         15,938         37,644         30,722
   Supplies and expenses .....................         3,627          2,826          7,125          5,370
   Operating taxes and licenses ..............           774            813          1,630          1,574
   Insurance .................................           931          1,004          1,785          2,035
   Communications and utilities ..............           526            427          1,028            855
   Depreciation and amortization .............         1,117            763          2,184          1,505
   Rents and purchased transportation ........        13,562         10,979         25,348         20,768
   Other .....................................           968            796          1,909          1,693
   (Gain) on sale of revenue equipment .......            (8)           (48)           (10)           (54)
                                                  ----------     ----------     ----------     ----------
                                                      40,950         33,498         78,643         64,468
                                                  ----------     ----------     ----------     ----------

CLIPPER
   Cost of services ..........................        28,646         22,932         54,454         44,423
   Selling, administrative and general .......         4,671          3,383          8,467          6,715
   (Gain) on sale of revenue equipment .......            --             (2)            (3)           (33)
                                                  ----------     ----------     ----------     ----------
                                                      33,317         26,313         62,918         51,105
                                                  ----------     ----------     ----------     ----------

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30                       JUNE 30
                                                              2000           1999           2000           1999
                                                           ----------     ----------     ----------     ----------
                                                                                 (UNAUDITED)
                                                                                ($ thousands)
TREADCO, INC.
   Cost of sales ......................................    $   32,260     $   32,562     $   60,163     $   61,469
   Selling, administrative and general ................        14,639         13,629         27,996         25,922
                                                           ----------     ----------     ----------     ----------
                                                               46,899         46,191         88,159         87,391
                                                           ----------     ----------     ----------     ----------

Other expenses and eliminations .......................         3,681          2,231          7,265          5,158
                                                           ----------     ----------     ----------     ----------

   Total consolidated operating expenses and costs ....    $  436,896     $  393,600     $  853,629     $  770,267
                                                           ==========     ==========     ==========     ==========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..............................    $   32,622     $   23,300     $   59,863     $   41,974
G.I. Trucking Company .................................         1,845          1,415          1,853          1,979
Clipper ...............................................           809            497            839            170
Treadco, Inc. .........................................         1,393            493          1,397            238
Other income (loss) and eliminations ..................        (1,578)          (400)        (2,579)        (1,348)
                                                           ----------     ----------     ----------     ----------
   Total consolidated operating income ................    $   35,091     $   25,305     $   61,373     $   43,013
                                                           ==========     ==========     ==========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30                    JUNE 30
                                                2000          1999          2000         1999
                                              --------      --------      --------     --------
                                                                 (UNAUDITED)
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
   Salaries and wages ....................        63.1%         65.3%         63.0%        65.9%
   Supplies and expenses .................        12.2          11.2          12.6         10.8
   Operating taxes and licenses ..........         3.0           3.0           3.1          3.1
   Insurance .............................         1.7           1.6           1.6          1.6
   Communications and utilities ..........         1.0           1.3           1.1          1.2
   Depreciation and amortization .........         2.6           2.4           2.5          2.4
   Rents and purchased transportation ....         6.7           7.5           7.0          7.5
   Other .................................         0.3           0.3           0.3          0.6
   (Gain) on sale of revenue equipment ...        (0.1)         (0.1)           --           --
                                              --------      --------      --------     --------
                                                  90.5%         92.5%         91.2%        93.1%
                                              --------      --------      --------     --------
G.I. TRUCKING COMPANY
   Salaries and wages ....................        45.5%         45.7%         46.8%        46.2%
   Supplies and expenses .................         8.5           8.1           8.9          8.1
   Operating taxes and licenses ..........         1.8           2.3           2.0          2.4
   Insurance .............................         2.2           2.9           2.2          3.1
   Communications and utilities ..........         1.2           1.2           1.3          1.3
   Depreciation and amortization .........         2.6           2.2           2.7          2.3
   Rents and purchased transportation ....        31.7          31.4          31.5         31.3
   Other .................................         2.2           2.2           2.3          2.4
   (Gain) on sale of revenue equipment ...          --          (0.1)           --         (0.1)
                                              --------      --------      --------     --------
                                                  95.7%         95.9%         97.7%        97.0%
                                              --------      --------      --------     --------
CLIPPER
   Cost of services ......................        83.9%         85.5%         85.4%        86.6%
   Selling, administrative and general ...        13.7          12.6          13.3         13.2
   (Gain) on sale of revenue equipment ...          --            --            --         (0.1)
                                              --------      --------      --------     --------
                                                  97.6%         98.1%         98.7%        99.7%
                                              --------      --------      --------     --------
TREADCO, INC.
   Cost of sales .........................        66.8%         69.7%         67.1%        70.1%
   Selling, administrative and general ...        30.3          29.2          31.3         29.6
                                              --------      --------      --------     --------
                                                  97.1%         98.9%         98.4%        99.7%
                                              --------      --------      --------     --------

OPERATING INCOME

ABF Freight System, Inc. .................         9.5%          7.5%          8.8%         6.9%
G. I. Trucking Company ...................         4.3           4.1           2.3          3.0
Clipper ..................................         2.4           1.9           1.3          0.3
Treadco, Inc. ............................         2.9           1.1           1.6          0.3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

Consolidated revenues from continuing operations of the Company for the three and six months ended June 30, 2000 increased 12.7% and 12.5%, respectively, compared to the same periods in 1999, due to increases in revenues for ABF, G.I. Trucking, Clipper and Treadco. The Company's operating income from continuing operations for the three and six months ended June 30, 2000 increased 38.7% and 42.7%, respectively, compared to the same periods in 1999. Increases in operating income from continuing operations for the three months ending June 30, 2000 are attributable to improved operations at ABF, G.I. Trucking, Clipper and Treadco. Increases in operating income for the six months ended June 30, 2000 are attributable to improved operations at ABF, Clipper and Treadco. Income from continuing operations for the three and six months ended June 30, 2000 increased 59.9% and 69.0% from the same periods in 1999. The improvements in income from continuing operations reflect primarily improvements in operating income. Diluted earnings per share from continuing operations improved 57.4% to $0.74 per share and 62.0% to $1.28 per share for the three and six months ended June 30, 2000, when compared to the same periods in 1999.

ABF FREIGHT SYSTEM, INC.

ABF announced that it will implement a general rate increase of 5.7%, effective August 14, 2000.

Effective January 1, 1999 and September 13, 1999, ABF implemented overall rate increases of 5.5% and 5.1%, respectively. Revenues for the three and six months ended June 30, 2000 increased 11.7% and 12.0% to $344.7 million and $676.5 million, respectively, from $308.7 million and $604.1 million for the same periods in 1999. ABF generated operating income for the three and six months ended June 30, 2000 of $32.6 million and $59.9 million compared to $23.3 million and $42.0 million for the three and six months ended June 30, 1999.

ABF's increase in revenue is due to an increase in LTL revenue per hundredweight and an increase in LTL tonnage. LTL revenue per hundredweight increased 7.4% and 6.3% to $20.70 and $20.45 when the three and six months ended June 30, 2000 are compared to the same periods in 1999, reflecting a continuing favorable pricing environment. ABF's LTL tonnage increased 4.4% and 5.6% for the three and six months ended June 30, 2000, compared to the same periods in 1999. ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three months ending June 30, 2000 ranged from 3.0% to 4.0% of revenue, and the fuel surcharge in effect for the six months ending June 30, 2000 ranged from 2.0% to 4.0% of revenue. There was no fuel surcharge in effect during the six months ended June 30, 1999.

ABF's operating ratio improved to 90.5% and 91.2% for the three and six months ended June 30, 2000 from 92.5% and 93.1% during the same periods in 1999. The improvements are the result of the revenue yield, rate and fuel surcharge improvements and increases in tonnage previously described and as a result of changes in certain operating expense categories as follows:

Salaries and wages expense for the three and six months ended June 30, 2000 declined 2.2% and 2.9% as a percent of revenue compared to the same periods in 1999. The decline results primarily from the revenue improvements previously discussed, offset, in part, by the annual general Teamster wage and benefit rate increase on April 1, 2000 of approximately 3.0%, an increase in incentive pay amounts and unfavorable claims experience for workers' compensation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

Supplies and expenses increased 1.0% and 1.8% as a percent of revenue for the three and six months ended June 30, 2000, compared to the same periods in 1999. This change is due primarily to higher diesel fuel prices, which increased 62.6% and 83.2% on an average price-per-gallon basis when the three and six months ended June 30, 2000 are compared to the same periods in 1999. The previously mentioned fuel surcharge on revenue is intended to offset the fuel cost increase.

Communication and utilities expense decreased 0.3% and 0.1% as a percent of revenue when the three and six months ended June 30, 2000 are compared to the same periods in 1999. During the second and third quarters of 1999, the Company began installing a new communications system network in all terminals, through a parallel conversion, which was completed in September 1999. As a result, both the existing and new systems were being used during the second and third quarters of 1999, which increased costs for those periods.

Depreciation and amortization expense increased 0.2% and 0.1% as a percent of revenue for the three and six months ended June 30, 2000, compared to the same periods in 1999, due primarily to the purchase of 557 road tractors during the first six months of 2000. The 557 road tractors purchased includes approximately 165 additions with the remaining units replacing older tractors in the fleet under operating leases.

Rents and purchased transportation expense decreased 0.8% and 0.5% as a percent of revenue for the three and six months ended June 30, 2000, compared to the same periods in 1999, due to the disposal of tractors under operating leases, previously mentioned. In addition, total rail costs, as a percent of revenue, declined as a result of a decline in rail utilization for the three and six months ended June 30, 2000 to 15.2% and 15.7% of total miles, respectively, from 16.4% during both the three and six months ended June 30, 1999.


G.I. TRUCKING COMPANY

G.I. Trucking plans to implement a general rate increase of 5.9%, effective September 1, 2000.

Effective October 1, 1999, G.I. Trucking implemented a general rate increase of 5.5%. G.I. Trucking revenues for the three and six months increased 22.6% and 21.1% to $42.8 million and $80.5 million from $34.9 million and $66.4 million during the same periods in 1999. The revenue increase resulted from an increase in G.I. Trucking's tonnage of 18.8% and 18.3% for the three and six months ended June 30, 2000, compared to the same periods in 1999. In addition, revenue per hundredweight increased 3.2% and 2.4% for the three and six months ended June 30, 2000 compared to the same periods in 1999. During the early part of first quarter 2000, G.I. Trucking expanded its operational capabilities in the states of Texas, New Mexico, Oklahoma, Kansas and parts of Missouri, in preparation for adding new business from an existing carrier partner. This business began February 1 and steadily grew through the second quarter 2000. In addition, G.I. Trucking increased its sales management and sales staff throughout its system by nearly 50% over 1999 levels.

G.I. Trucking implemented a fuel surcharge during the last week of August 1999, based upon a West Coast average fuel index. The fuel surcharge in effect during the second quarter of 2000 ranged from 3.1% to 4.2% of revenue, while the fuel surcharge range for the six months ending June 30, 2000 was 2.6% to 4.6% of revenue. There was no fuel surcharge in effect during the six months ended June 30, 1999.

G.I. Trucking's operating ratio improved to 95.7% for the three months ended June 30, 2000 from 95.9% during the same period in 1999, as a result of the increases in tonnage, revenue yield and fuel surcharge improvements previously described. However, during the six months ended June 30, 2000, G.I. Trucking's operating ratio increased to

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

97.7% from 97.0% during the same period in 1999, due primarily to start-up costs associated with the expansion described above. In addition, the change in the operating ratio results from changes in certain operating expenses as follows:

Salaries and wages expense decreased 0.2% as a percent of revenue during the three months ended June 30, 2000, compared to the same period in 1999. This decrease is due primarily to revenue improvements previously discussed, lower pension costs and favorable health claims experience, offset, in part, by increased salaries and benefits related to the addition of sales staff and the expansion described above. However for the six months ended June 30, 2000, salaries and wages expense increased 0.6% as a percent of revenue, compared to the same period in 1999. The increase is due primarily to unfavorable claims experience for workers' compensation and increased salaries and benefits related to the addition of sales staff and the expansion described above, offset, in part, by lower pension costs and favorable health claims experience.

Supplies and expenses increased 0.4% and 0.8% as a percent of revenue for the three and six months ended June 30, 2000, compared to the same periods in 1999. The increase is due primarily to higher fuel costs, which increased in total dollars by 53.8% and 84.6% for the three and six months ending June 30, 2000 compared to the same periods in 1999. G.I. Trucking's fuel surcharge on revenue is intended to offset the fuel cost increase.

Operating taxes and licenses expense decreased 0.5% and 0.4% for the three and six months ended June 30, 2000, compared to the same periods in 1999 due primarily to the fact that a portion of such costs are primarily fixed in nature and decline as a percent of revenue with increases in revenue levels.

Insurance expense decreased 0.7% and 0.9% as a percent of revenue for the three and six months ended June 30, 2000, compared to the same periods in 1999. This decrease is due to favorable claims experience for bodily injury and property damage and cargo claims during the three and six months ended June 30, 2000, as compared to the same period in 1999.

Depreciation and amortization increased 0.4% as a percent of revenue for both the three and six months ended June 30, 2000, compared to the same periods in 1999, due primarily to G.I. Trucking's adding approximately 100 trailers to their fleet during the six months ended June 30, 2000.

Rents and purchased transportation expenses increased 0.3% and 0.2% as a percent of revenue for the three and six months ended June 30, 2000, as compared to the same periods in 1999. This increase is due primarily to an increase in purchased transportation costs resulting from higher fuel costs passed through from purchased transportation providers and additional linehaul miles run in order to meet customer service needs. The previously mentioned fuel surcharge is intended to offset the fuel increase included in purchased transportation costs. This increase is offset in part by a decline in terminal rent costs as a percent of revenue. This decline resulted from higher revenue levels and the fact that terminal rents are primarily fixed in nature.

CLIPPER

Clipper implemented a general rate increase of 5.9% for LTL shipments as of August 1, 2000.

Revenues for Clipper were $34.1 million and $63.8 million for the three and six months ended June 30, 2000, representing increases of 27.3% and 24.3% from same periods in 1999. Clipper continued its first quarter 2000 trend of revenue growth with LTL shipments increasing 11.6% and 8.3% for the three and six months ended June 30, 2000, compared to the same periods in 1999. Intermodal shipments increased 1.6% and 1.5% for the three and six months ended June 30, 2000 compared to the same periods in 1999. Intermodal revenue per

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

shipment for the three and six months ended June 30, 2000 increased 17.0% and 16.1% from the same periods in 1999.

Clipper's operating ratio improved to 97.6% and 98.7% for the three and six months ended June 30, 2000 from 98.1% and 99.7% during the same periods in 1999, primarily as a result of volume and margin improvements on its intermodal and produce shipments. Clipper's margins improved, in part, as a result of a higher level of rail utilization for the three and six months ended June 30, 2000. Clipper's rail utilization was 65.9% and 64.5% of total miles for the three and six months ending June 30, 2000 compared to 55.9% and 56.4% for the three and six months ending June 30, 1999. Rail costs per mile for Clipper are less expensive than over-the-road costs per mile. These improvements were offset, in part, by an increase in selling, administrative and general costs of 1.1% and 0.1% as a percent of revenue for the three and six months ended June 30, 2000. This increase is due primarily to additional costs incurred to maintain operations in the northeast following the abandonment of the Jersey City location by the agent.

TREADCO, INC.

Revenues for Treadco increased 3.4% to $48.3 million and 2.2% to $89.6 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in 1999. For the three and six months ended June 30, 2000, "same store" sales increased 3.1% and 1.8% compared to the same periods in 1999. "New store" sales accounted for 0.3% and 0.4% of the increase from the three and six months ended June 30, 1999, respectively. "Same store" sales include locations that have been in existence for the entire periods presented. "New store" sales resulted from the addition of a new sales-only location during the second quarter of 1999. Revenues from retreading for the three and six months ended June 30, 2000 decreased 1.1% to $17.7 million and 1.2% to $33.6 million, respectively, compared to the same periods in 1999. Retread revenues for the three and six months ended June 30, 2000 were lower due to a decrease in units sold of approximately 3.4% and 2.8%, respectively, from the same periods in 1999. The decreases were offset in part by increases in the average sales price per unit of approximately 2.5% and 2.0%, respectively, from the same periods in 1999. Declines in retread units sold resulted from pricing pressures from new tire manufacturer's specials and a more competitive marketplace. Also, rising fuel costs had a negative impact on customer retread demand during the periods. Revenues from new tires increased 4.2% to $24.4 million and 2.0% to $44.6 million for the three and six months ended June 30, 2000, respectively, from the same periods in 1999. Units sold increased 5.3% and 3.8% from the three and six months ended June 30, 1999, due primarily to an increase in new tires sold on national accounts which are sold on a commission basis. Also contributing to higher new tire revenues was an increase in the average selling price of new tires sold to non-national accounts compared to the same periods in 1999. Service revenues for the three and six months ended June 30, 2000 increased 15.5% to $6.1 million and 15.0% to $11.4 million compared to the same periods in 1999. The increase is primarily due to the addition of service equipment and personnel and to management's efforts to improve pricing.

Treadco's operating ratio improved to 97.1% and 98.4% during the three and six months ended June 30, 2000, respectively, from 98.9% and 99.7% for the same periods in 1999. Improvements in Treadco's operating ratio resulted from improvements in retread, new tire and service gross margins reflecting better pricing for all three lines of business for the three and six months ended June 30, 2000 when compared to the same periods in 1999. Selling, administrative and general expenses increased primarily as a result of higher salaries and wages due to increased office, service and inventory control personnel. Also, insurance costs were higher due to increases in claim reserves, and truck expense rose due to higher fuel costs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
-------------------------------------------------------------------------------

INCOME TAXES

The difference between the effective tax rate for the three and six months ended June 30, 2000 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

OTHER ASSETS

Other assets increased $7.3 million from December 31, 1999 to June 30, 2000, due primarily to incentive pay deferrals and matching contributions to the Company's Voluntary Savings Plan assets, which are held in a trust account.

OTHER LIABILITIES

Other liabilities increased $7.2 million from December 31, 1999 to June 30, 2000, due primarily to incentive pay deferrals and matching contributions to the Company's Voluntary Savings Plan.

LIQUIDITY AND CAPITAL RESOURCES

Net income plus depreciation and amortization was $58.7 million for the six months ended June 30, 2000 compared to $41.7 million for the same period in 1999. Working capital changes for the first six months of 2000 resulted in a decrease in cash provided by operations of $4.8 million compared to an increase in cash provided by operations from working capital changes of $12.3 million in the first six months of 1999. Cash provided by working capital changes declined for the six months ended June 30, 2000 from 1999 primarily because of increases in accounts receivable. During the six months ended June 30, 2000, cash provided from operations and proceeds from assets sales of $7.2 million were used primarily to purchase revenue equipment and other property and equipment totaling $54.2 million and to reduce outstanding debt by $4.9 million. During the six months ended June 30, 1999, cash provided by operations and proceeds from assets sales of $9.1 million were used primarily to purchase revenue equipment and other property and equipment in the amount of $28.0 million, to purchase the non-ABC-owned shares of Treadco for $23.7 million and to pay down outstanding debt.

The Company is party to a $250 million credit agreement (the "Credit Agreement") with Societe Generale as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends through 2003.

At June 30, 2000, there were $110.0 million of Revolver Advances and approximately $23.6 million of letters of credit outstanding. At June 30, 2000, the Company had approximately $116.4 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of June 30, 2000, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which at June 30, 2000 was 0.40%.

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

In 2000, the Company forecasts total spending of $85.0 to $95.0 million for capital expenditures net of proceeds from equipment sales. Of the $85.0 to $95.0 million, ABF is budgeted for $63.0 to $73.0 million to be used primarily for revenue equipment and facilities. Treadco is budgeted for approximately $4.0 million of expenditures to be used primarily for retreading and service equipment and facilities and G.I. Trucking is budgeted for approximately $10.0 million of expenditures to be used primarily for revenue equipment. Clipper is budgeted for approximately $4.0 million of expenditures to be used primarily for revenue equipment.

For the year 2000, the Company forecasts total revenues of approximately $1.9 billion. Included in the $1.9 billion are forecasted revenues for ABF of approximately $1.4 billion, G.I. Trucking of approximately $160.0 million, Clipper of approximately $131.0 million and Treadco of approximately $195.0 million.

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

ITEM 2a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company is a party to an interest rate swap agreement which was effective April 1, 1998. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .40%). This instrument is not recorded on the balance sheet of the Company. Details regarding the swap, as of June 30, 2000, are as follows:

   Notional                                    Rate                          Rate                      Fair
    Amount            Maturity                 Paid                        Received                   Value(2)
    ------            --------                 ----                        --------                   --------
$110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate(1)              $5.2 million
                                      Margin (currently .40%)           Plus Credit Agreement
                                                                        Margin (currently .40%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have received at June 30, 2000 to terminate the agreement.


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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on April 19, 2000. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of this proposal are as follows:

             Directors                    Votes For              Votes Withheld
         Arthur J. Fritz Jr.             17,834,118                   185,908
         John H. Morris                  17,835,382                   184,644

         The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2000. This proposal received 17,948,513 votes for adoption, 32,997 against adoption, 38,516 abstentions and no broker non-votes.

         The third proposal was to approve the Executive Officer Annual Incentive Compensation Plan. This proposal received 14,849,389 votes for adoption, 459,275 votes against adoption, 246,436 abstentions and 2,464,926 broker non-votes.

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

                            ARKANSAS BEST CORPORATION
                                  (Registrant)

Date: August 8, 2000        /s/ David E. Loeffler
                            ---------------------
                            David E. Loeffler
                            Vice President-Treasurer, Chief Financial Officer
                            and Principal Accounting Officer

                                 EXHIBIT INDEX



     EXHIBIT
     NUMBER                       DESCRIPTION
     ------                       -----------
      27                      Financial Data Schedule