Form 10-Q
period 2000-09-30
ARKANSAS BEST CORP /DE/
filed 2000-11-13
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended September 30, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at October 31, 2000
----------------------------                     -------------------------------
Common Stock, $.01 par value                            19,973,218 shares

                           ARKANSAS BEST CORPORATION

                                     INDEX


                                                                                                                    PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                      September 30, 2000 and December 31, 1999 ...............................................        3

                    Consolidated Statements of Operations -
                      For the Three and Nine Months Ended September 30, 2000 and 1999.........................        5

                    Consolidated Statement of Shareholders' Equity
                      For the Nine Months Ended September 30, 2000............................................        7

                    Condensed Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 2000 and 1999 ..................................        8

                    Notes to Consolidated Financial Statements - September 30, 2000 ..........................        9

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       16

     Item 2a.       Quantitative and Qualitative Disclosures About Market Risk................................       23

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       24

     Item 2.        Changes in Securities ....................................................................       24

     Item 3.        Defaults Upon Senior Securities ..........................................................       24

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       24

     Item 5.        Other Information ........................................................................       24

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       24

SIGNATURES....................................................................................................       25

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         SEPTEMBER 30           DECEMBER 31
                                                                             2000                   1999
                                                                         ------------           -----------
                                                                          (UNAUDITED)               NOTE
                                                                           ($ thousands, except share data)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................               $  6,839               $  4,319
   Trade receivables, less allowances
   (2000 -- $5,928; 1999 -- $5,775) ........................                210,962                187,837
   Inventories .............................................                 30,458                 33,050
   Prepaid expenses ........................................                  8,428                  7,428
   Deferred income taxes ...................................                  7,231                  7,231
   Other ...................................................                  3,261                  3,234
                                                                           --------               --------
       TOTAL CURRENT ASSETS ................................                267,179                243,099

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .....................................                230,283                222,421
   Revenue equipment .......................................                348,766                292,493
   Manufacturing equipment .................................                 15,652                 15,851
   Service, office and other equipment .....................                 91,440                 82,508
   Leasehold improvements ..................................                 12,869                 10,520
                                                                           --------               --------
                                                                            699,010                623,793
   Less allowances for depreciation and amortization .......                316,375                286,699
                                                                           --------               --------
                                                                            382,635                337,094

OTHER ASSETS ...............................................                 49,293                 42,351


GOODWILL, less amortization (2000 -- $39,403,
       1999 -- $36,365) ....................................                106,431                109,385
                                                                           --------               --------
                                                                           $805,538               $731,929
                                                                           ========               ========

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------

                                                                                    SEPTEMBER 30             DECEMBER 31
                                                                                       2000                     1999
                                                                                    ------------             -----------
                                                                                    (UNAUDITED)                 NOTE
                                                                                      ($ thousands, except share data)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable .................................               $  18,352                $  16,187
   Trade accounts payable ............................................                  88,226                   76,597
   Accrued expenses ..................................................                 165,513                  160,469
   Federal and state income taxes ....................................                   9,233                    8,434
   Current portion of long-term debt .................................                  27,928                   20,452
                                                                                     ---------                ---------
       TOTAL CURRENT LIABILITIES .....................................                 309,252                  282,139


LONG-TERM DEBT, less current portion .................................                 157,041                  173,702


OTHER LIABILITIES ....................................................                  39,803                   29,845


DEFERRED INCOME TAXES ................................................                  29,728                   25,191


SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 2000: 1,390,000 shares;
       1999: 1,495,000 shares ........................................                      14                       15
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2000: 19,940,133 shares;
      1999:  19,752,333 shares .......................................                     199                      197
   Additional paid-in capital ........................................                 191,908                  194,155
   Retained earnings .................................................                  77,808                   26,685
   Treasury stock, at cost, 2000: 14,915 shares ......................                    (215)                      --
   Accumulated other comprehensive income ............................                      --                       --
                                                                                     ---------                ---------
       TOTAL SHAREHOLDERS' EQUITY ....................................                 269,714                  221,052


COMMITMENTS AND CONTINGENCIES ........................................
                                                                                     ---------                ---------
                                                                                     $ 805,538                $ 731,929
                                                                                     =========                =========

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

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                SEPTEMBER 30                  SEPTEMBER 30
                                                                             2000          1999            2000           1999
                                                                         -----------   -----------     -----------    -----------
                                                                                               (UNAUDITED)
                                                                                  ($ thousands, except per share data)
CONTINUING OPERATIONS:

OPERATING REVENUES
   Transportation operations ....................................        $   436,667   $   399,551     $ 1,263,204    $ 1,126,237
   Tire operations ..............................................             51,801        53,299         140,266        139,893
                                                                         -----------   -----------     -----------    -----------
                                                                             488,468       452,850       1,403,470      1,266,130
                                                                         -----------   -----------     -----------    -----------

OPERATING EXPENSES AND COSTS
   Transportation operations ....................................            394,701       369,242       1,160,772      1,052,775
   Tire operations ..............................................             49,372        50,754         136,931        137,488
                                                                         -----------   -----------     -----------    -----------
                                                                             444,073       419,996       1,297,703      1,190,263
                                                                         -----------   -----------     -----------    -----------

OPERATING INCOME ................................................             44,395        32,854         105,767         75,867

OTHER INCOME (EXPENSE)
   Net gains on sales of property and
     non-revenue equipment ......................................                437           507           2,006            971
   Interest expense .............................................             (4,144)       (4,905)        (13,007)       (14,232)
   Minority interest in Treadco, Inc. ...........................                 --            --              --            245
   Other, net ...................................................             (1,221)       (1,047)         (2,352)        (3,424)
                                                                         -----------   -----------     -----------    -----------
                                                                              (4,928)       (5,445)        (13,353)       (16,440)
                                                                         -----------   -----------     -----------    -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ........................................             39,467        27,409          92,414         59,427

FEDERAL AND STATE INCOME TAXES
   Current ......................................................             12,934         7,701          33,898         21,532
   Deferred .....................................................              3,208         3,632           4,270          3,244
                                                                         -----------   -----------     -----------    -----------
                                                                              16,142        11,333          38,168         24,776
                                                                         -----------   -----------     -----------    -----------

INCOME FROM CONTINUING OPERATIONS ...............................             23,325        16,076          54,246         34,651

DISCONTINUED OPERATIONS:
   Loss from discontinued operations (net of tax benefits
     of $394 for the nine months ended September 30, 1999)  .....                 --            --              --           (664)
                                                                         -----------   -----------     -----------    -----------
LOSS FROM DISCONTINUED OPERATIONS ...............................                 --            --              --           (664)
                                                                         -----------   -----------     -----------    -----------

NET INCOME ......................................................             23,325        16,076          54,246         33,987
   Preferred stock dividends ....................................                999         1,075           3,123          3,224
                                                                         -----------   -----------     -----------    -----------

NET INCOME FOR
  COMMON SHAREHOLDERS ...........................................        $    22,326   $    15,001     $    51,123    $    30,763
                                                                         ===========   ===========     ===========    ===========

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
--------------------------------------------------------------------------------


                                                         THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                             SEPTEMBER 30                                SEPTEMBER 30
                                                       2000                  1999                  2000                  1999
                                                  --------------        --------------        --------------        --------------
                                                                                     (UNAUDITED)
                                                                        ($ thousands, except per share data)
NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations (1) ................     $         1.12        $         0.76        $         2.58        $         1.60
   Discontinued operations ..................                 --                    --                    --                 (0.03)
                                                  --------------        --------------        --------------        --------------
NET INCOME PER SHARE (1) ....................     $         1.12        $         0.76        $         2.58        $         1.57
                                                  --------------        --------------        --------------        --------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) .........................         19,882,056            19,691,666            19,810,063            19,645,951
                                                  ==============        ==============        ==============        ==============

DILUTED:
   Continuing operations (2) ................     $         0.97        $         0.67        $         2.27        $         1.46
   Discontinued operations ..................                 --                    --                    --                 (0.03)
                                                  --------------        --------------        --------------        --------------
NET INCOME PER SHARE  (2) ...................     $         0.97        $         0.67        $         2.27        $         1.43
                                                  --------------        --------------        --------------        --------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) .......................         24,081,674            24,102,750            23,901,158            23,821,934
                                                  ==============        ==============        ==============        ==============

CASH DIVIDENDS PAID PER COMMON SHARE ........     $           --        $           --        $           --        $           --
                                                  ==============        ==============        ==============        ==============

(1) Gives consideration to preferred stock dividends of approximately $1.0 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2000 and 1999, respectively.

(2) For the three and nine months ended September 30, 2000 and 1999, conversion of preferred shares into common is assumed.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                   ADDITIONAL                    OTHER
                                            PREFERRED     COMMON    PAID-IN     RETAINED     COMPREHENSIVE   TREASURY      TOTAL
                                              STOCK       STOCK     CAPITAL     EARNINGS         INCOME       STOCK        EQUITY
                                            ---------   ---------  ----------   ---------    -------------  ---------     --------
                                                                               (UNAUDITED)
                                                                               ($ thousands)
BALANCES AT JANUARY 1, 2000 .............   $      15   $     197   $ 194,155    $  26,685      $       --   $      --    $ 221,052
Net income ..............................          --          --          --       54,246              --          --       54,246
Issuance of common stock on
    stock options exercised .............          --           2       1,526           --              --          --        1,528
Tax effect of stock options exercised ...          --          --         150           --              --          --          150
Purchase of preferred stock .............          (1)         --      (3,923)          --              --          --       (3,924)
Purchase of treasury stock ..............          --          --          --           --              --        (215)        (215)
Dividends paid on preferred stock .......          --          --          --       (3,123)             --          --       (3,123)
                                            ---------   ---------   ---------    ---------      ----------   ---------    ---------
BALANCES AT SEPTEMBER 30, 2000 ..........   $      14   $     199   $ 191,908    $  77,808      $       --   $    (215)   $ 269,714
                                            =========   =========   =========    =========      ==========   =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                      2000               1999
                                                                    ---------         ---------
                                                                           (UNAUDITED)
                                                                          ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ...............        $  94,792         $  73,944

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases ...............................          (86,938)          (41,756)
   Purchase of Treadco, Inc. stock .........................               --           (23,673)
   Proceeds from asset sales and other .....................            6,888            13,130
                                                                    ---------         ---------
NET CASH USED BY INVESTING ACTIVITIES ......................          (80,050)          (52,299)
                                                                    ---------         ---------

FINANCING ACTIVITIES
   Deferred financing costs and expenses ...................               --              (125)
   Borrowings under revolving credit facility ..............          106,600           370,750
   Payments under revolving credit facility ................          (97,900)         (369,000)
   Payments on long-term debt ..............................          (13,197)          (15,531)
   Dividends paid on preferred stock .......................           (3,123)           (3,224)
   Net increase (decrease) in bank overdraft ...............            2,639              (666)
   Retirement of bonds .....................................           (4,781)           (4,768)
   Purchase of preferred stock .............................           (3,924)               --
   Other, net ..............................................            1,464               750
                                                                    ---------         ---------
NET CASH USED BY FINANCING ACTIVITIES ......................          (12,222)          (21,814)
                                                                    ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......            2,520              (169)
   Cash and cash equivalents at beginning of period ........            4,319             4,543
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................        $   6,839         $   4,374
                                                                    =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

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

See Note H - Subsequent Event for a discussion of an agreement between Treadco and The Goodyear Tire and Rubber Company ("Goodyear") which closed on October 31, 2000.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented have been made. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


The difference between the effective tax rate for the nine months ended September 30, 2000 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

On July 10, 2000, the Company purchased 105,000 shares of outstanding Arkansas Best Corporation Preferred Stock (ABFSP) for $37.375 per share or approximately $3.9 million. The shares purchased have been retired.


NOTE C - DISCONTINUED OPERATIONS

At December 31, 1998, the Company was engaged in international ocean freight services through its subsidiary CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Substantially all of the remaining assets have been liquidated. The aggregate of the selling price of these assets and the estimated liquidation value of the retained Clipper International assets was approximately $5.0 million, which was approximately equal to the Company's net investment in the related assets.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

Results of operations of Clipper International have been reported as discontinued operations, and the statements of operations for all periods have been restated to remove revenue and expenses of this segment. Results of Clipper International included in discontinued operations are summarized as follows:

                                 NINE MONTHS ENDED
                                    SEPTEMBER 30
                                2000            1999
                            -----------        -------
                                   ($ thousands)
Revenues ...........        $        --        $ 6,777
Operating loss .....                 --         (1,114)
Pre-tax loss .......                 --         (1,058)

NOTE D - INVENTORIES

                                              SEPTEMBER 30    DECEMBER 31
                                                  2000           1999
                                              ------------    -----------
                                                   ($ thousands)
Finished goods .........................        $23,442        $26,253
Materials ..............................          4,043          4,042
Repair parts, supplies and other .......          2,973          2,755
                                                -------        -------
                                                $30,458        $33,050
                                                =======        =======

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

As of September 30, 2000, the Company has accrued approximately $2.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, the FASB issued Statement No. 137, which deferred for one year the implementation date of FASB Statement No. 133. As a result, Statement No. 133 is effective for the Company in 2001.

The Company is party to an interest rate swap on a notional amount of $110.0 million with a fair value of $3.2 million as of September 30, 2000. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Company's Credit Agreement margin (currently
 .55). Once FASB Statement No. 133 becomes effective, the Company plans to record the swap on its balance sheet at fair value with the adjustment to fair value for the hedged portion recognized in other comprehensive income. Subsequent changes in fair value on the hedged portion will be recognized through other comprehensive income until the hedged item is recognized in earnings. Management continually evaluates the effectiveness of the swap arrangement based on its forecasted borrowing levels. If the swap arrangement, hedged portion or notional amount is changed, the Company will evaluate these factors as they relate to FASB No. 133 at that time.

On December 3, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which among other guidance clarifies certain conditions to be met in order to recognize revenue. On June 26, 2000, the SEC issued SAB 101B,
Amendment: Revenue Recognition in Financial Statements, which delayed the effective date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. SAB 101 is effective for the Company in the fourth quarter of 2000. Management has determined that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), Accounting of Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management has determined that FIN 44 will not have a material effect on the financial position or results of operations of the Company.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                  SEPTEMBER 30                              SEPTEMBER 30
                                                           2000                 1999                 2000                 1999
                                                       ------------         ------------         ------------         ------------
                                                                         ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
     Net income .................................      $     23,325         $     16,076         $     54,246         $     33,987
   Preferred stock dividends ....................              (999)              (1,075)              (3,123)              (3,224)
                                                       ------------         ------------         ------------         ------------
   Numerator for basic earnings per share --
   Net income available to
     common shareholders ........................            22,326               15,001               51,123               30,763
   Effect of dilutive securities (1) ............               999                1,075                3,123                3,224
                                                       ------------         ------------         ------------         ------------
   Numerator for diluted earnings per share --
   Net income available
     to common shareholders .....................      $     23,325         $     16,076         $     54,246         $     33,987
                                                       ============         ============         ============         ============
DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares ......        19,882,056           19,691,666           19,810,063           19,645,951
   Effect of dilutive securities:
     Conversion of preferred stock ..............         3,530,183            3,796,852            3,530,183            3,796,852
     Employee stock options .....................           669,435              614,232              560,912              379,131
                                                       ------------         ------------         ------------         ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion .............        24,081,674           24,102,750           23,901,158           23,821,934
                                                       ============         ============         ============         ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Continuing operations ........................      $       1.12         $       0.76         $       2.58         $       1.60
   Discontinued operations ......................                --                   --                   --                (0.03)
                                                       ------------         ------------         ------------         ------------
NET INCOME PER SHARE ............................      $       1.12         $       0.76         $       2.58         $       1.57
                                                       ============         ============         ============         ============

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): .........................        19,882,056           19,691,666           19,810,063           19,645,951
                                                       ============         ============         ============         ============

DILUTED:
   Continuing operations ........................      $       0.97         $       0.67         $       2.27         $       1.46
   Discontinued operations ......................                --                   --                   --                (0.03)
                                                       ------------         ------------         ------------         ------------
NET INCOME PER SHARE ............................      $       0.97         $       0.67         $       2.27         $       1.43
                                                       ============         ============         ============         ============

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED): .......................        24,081,674           24,102,750           23,901,158           23,821,934
                                                       ============         ============         ============         ============

CASH DIVIDENDS PAID
   PER COMMON SHARE .............................      $         --         $         --         $         --         $         --
                                                       ============         ============         ============         ============

(1) For the three and nine months ended September 30, 2000 and 1999, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE H - SUBSEQUENT EVENT

On September 13, 2000, Treadco, Inc., entered into an agreement with Goodyear to form a new limited liability company called Wingfoot Commercial Tire Systems LLC ("Wingfoot"). The transaction closed on October 31, 2000. Effective October 31, 2000 Treadco contributed substantially all of its assets and liabilities to Wingfoot in a non-taxable transaction in exchange for an approximate 40% ownership interest in the new company. Goodyear has contributed substantially all of the assets and liabilities of its Commercial Tire and Service Centers and Brad Ragan Tire Centers to Wingfoot in exchange for an approximate 60% interest. The Company will account for the transaction using fair value accounting as prescribed by the Emerging Issues Task Force, ("EITF") Issue 00-5 which will result in a partial net gain being recognized in the fourth quarter of 2000. After considering approximately $5.0 to $6.0 million of transaction costs and costs associated with certain employment agreements, the net gain to be recognized is considered to be immaterial by the Company (or between $1 - $3 million). The Company's approximate 40% interest in Wingfoot will be accounted for using the equity method in subsequent periods without discontinuing its previous tire operations.

The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a "Put Price" equal to $72.5 million, as adjusted by a net worth adjustment based on the closing balance sheet at October 31, 2000. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase Treadco's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million.

NOTE I - OPERATING SEGMENT DATA

The Company uses the "management approach" to determine its reportable operating segments as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company's decision makers use to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company's operating segments.

During the periods being reported on, the Company operated in four defined reportable operating segments: 1) ABF; 2) G.I. Trucking; 3) Clipper; and 4) Treadco.

Results of operations for Clipper International, previously reflected as a reportable segment, have been reported as discontinued operations for the nine months ended September 30, 1999.

See Note H - Subsequent Event for a discussion of the future reporting of tire operations as a result of the agreement between Treadco and Goodyear.

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

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30                             SEPTEMBER 30
                                                              2000                1999                2000                1999
                                                          -----------         -----------         -----------         -----------
                                                                                       (UNAUDITED)
                                                                                      ($ thousands)
OPERATING REVENUES

   ABF Freight System, Inc. ......................        $   357,786         $   332,302         $ 1,034,294         $   936,421
   G.I. Trucking Company .........................             41,198              34,904             121,694             101,351
   Clipper .......................................             34,521              29,593              98,279              80,868
   Treadco, Inc. .................................             52,415              53,933             141,971             141,561
   Other revenues and eliminations ...............              2,548               2,118               7,232               5,929
                                                          -----------         -----------         -----------         -----------
     Total consolidated operating revenues .......        $   488,468         $   452,850         $ 1,403,470         $ 1,266,130
                                                          ===========         ===========         ===========         ===========

OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages ............................        $   218,456         $   208,972         $   644,897         $   607,346
   Supplies and expenses .........................             43,061              37,001             128,354             102,543
   Operating taxes and licenses ..................             10,194               9,650              30,938              28,372
   Insurance .....................................              6,655               5,643              17,257              15,470
   Communications and utilities ..................              3,728               4,098              11,341              11,641
   Depreciation and amortization .................              9,270               8,029              26,406              22,313
   Rents and purchased transportation ............             24,466              27,535              71,501              73,137
   Other .........................................              1,038               1,250               3,061               3,748
   (Gain) on sale of revenue equipment ...........               (240)               (430)               (482)               (677)
                                                          -----------         -----------         -----------         -----------
                                                              316,628             301,748             933,273             863,893
                                                          -----------         -----------         -----------         -----------

G.I. TRUCKING COMPANY
   Salaries and wages ............................             18,881              16,206              56,525              46,927
   Supplies and expenses .........................              3,962               2,842              11,087               8,211
   Operating taxes and licenses ..................                840                 820               2,470               2,395
   Insurance .....................................              1,081                 907               2,866               2,942
   Communications and utilities ..................                514                 454               1,542               1,309
   Depreciation and amortization .................              1,274               1,054               3,458               2,559
   Rents and purchased transportation ............             12,426              11,518              37,774              32,287
   Other .........................................                874                 807               2,782               2,500
   (Gain) on sale of revenue equipment ...........                 (8)                (25)                (17)                (80)
                                                          -----------         -----------         -----------         -----------
                                                               39,844              34,583             118,487              99,050
                                                          -----------         -----------         -----------         -----------

CLIPPER
   Cost of services ..............................             29,383              25,268              83,837              69,691
   Selling, administrative and general ...........              4,250               3,547              12,719              10,262
   (Gain) on sale of revenue equipment ...........                 --                  --                  (3)                (33)
                                                          -----------         -----------         -----------         -----------
                                                               33,633              28,815              96,553              79,920
                                                          -----------         -----------         -----------         -----------

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                      SEPTEMBER 30                           SEPTEMBER 30
                                                                2000                1999                2000                1999
                                                            -----------         -----------         -----------         -----------
                                                                                          (UNAUDITED)
                                                                                         ($ thousands)
TREADCO, INC.
   Cost of sales .......................................    $    34,466         $    36,524         $    94,629         $    97,992
   Selling, administrative and general .................         15,212              14,619              43,209              40,542
                                                            -----------         -----------         -----------         -----------
                                                                 49,678              51,143             137,838             138,534
                                                            -----------         -----------         -----------         -----------

Other expenses and eliminations ........................          4,290               3,707              11,552               8,866
                                                            -----------         -----------         -----------         -----------

   Total consolidated operating expenses and costs .....    $   444,073         $   419,996         $ 1,297,703         $ 1,190,263
                                                            ===========         ===========         ===========         ===========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ...............................    $    41,158         $    30,554         $   101,021         $    72,528
G.I. Trucking Company ..................................          1,354                 321               3,207               2,301
Clipper ................................................            888                 778               1,726                 948
Treadco, Inc. ..........................................          2,737               2,790               4,133               3,027
Other (loss) and eliminations ..........................         (1,742)             (1,589)             (4,320)             (2,937)
                                                            -----------         -----------         -----------         -----------
   Total consolidated operating income .................    $    44,395         $    32,854         $   105,767         $    75,867
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

                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30                   SEPTEMBER 30
                                                       2000            1999            2000           1999
                                                      ------          ------          ------         ------
                                                                           (UNAUDITED)
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages .........................         61.1%           62.9%           62.4%          64.9%
   Supplies and expenses ......................         12.0            11.1            12.4           11.0
   Operating taxes and licenses ...............          2.8             2.9             3.0            3.0
   Insurance ..................................          1.9             1.7             1.7            1.7
   Communications and utilities ...............          1.0             1.2             1.1            1.2
   Depreciation and amortization ..............          2.6             2.4             2.6            2.4
   Rents and purchased transportation .........          6.8             8.3             6.9            7.8
   Other ......................................          0.4             0.4             0.1            0.4
   (Gain) on sale of revenue equipment ........         (0.1)           (0.1)             --           (0.1)
                                                      ------          ------          ------         ------
                                                        88.5%           90.8%           90.2%          92.3%
                                                      ------          ------          ------         ------
G.I. TRUCKING COMPANY
   Salaries and wages .........................         45.8%           46.4%           46.4%          46.3%
   Supplies and expenses ......................          9.6             8.1             9.1            8.1
   Operating taxes and licenses ...............          2.0             2.3             2.0            2.4
   Insurance ..................................          2.6             2.6             2.4            2.9
   Communications and utilities ...............          1.2             1.3             1.3            1.3
   Depreciation and amortization ..............          3.1             3.0             2.8            2.5
   Rents and purchased transportation .........         30.2            33.0            31.0           31.9
   Other ......................................          2.2             2.5             2.4            2.4
   (Gain) on sale of revenue equipment ........           --            (0.1)             --           (0.1)
                                                      ------          ------          ------         ------
                                                        96.7%           99.1%           97.4%          97.7%
                                                      ------          ------          ------         ------
CLIPPER
   Cost of services ...........................         85.1%           85.4%           85.3%          86.2%
   Selling, administrative and general ........         12.3            12.0            12.9           12.6
                                                      ------          ------          ------         ------
                                                        97.4%           97.4%           98.2%          98.8%
                                                      ------          ------          ------         ------
TREADCO, INC.
   Cost of sales ..............................         65.8%           67.7%           66.7%          69.2%
   Selling, administrative and general ........         29.0            27.1            30.4           28.7
                                                      ------          ------          ------         ------
                                                        94.8%           94.8%           97.1%          97.9%
                                                      ------          ------          ------         ------


OPERATING INCOME

ABF Freight System, Inc. ......................         11.5%            9.2%            9.8%           7.7%
G. I. Trucking Company ........................          3.3             0.9             2.6            2.3
Clipper .......................................          2.6             2.6             1.8            1.2
Treadco, Inc. .................................          5.2             5.2             2.9            2.1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated revenues from continuing operations of the Company for the three and nine months ended September 30, 2000 increased 7.9% and 10.8%, respectively, compared to the same periods in 1999, due primarily to increases in revenue for ABF, G.I. Trucking, and Clipper. The Company's operating income from continuing operations for the three and nine months ended September 30, 2000 increased 35.1% and 39.4%, respectively, compared to the same periods in 1999. Increases in operating income from continuing operations for the three months ending September 30, 2000 are attributable to improved operations at ABF and G.I. Trucking. For the nine months ended September 30, 2000, increases in operating income from continuing operations are attributable to improved operations at ABF, G.I. Trucking, Clipper and Treadco. Income from continuing operations for the three and nine months ended September 30, 2000 increased 45.1% and 56.5% from the same periods in 1999. The improvements in income from continuing operations reflect primarily improvements in operating income. Diluted earnings per share from continuing operations improved 44.8% to $0.97 per share and 55.5% to $2.27 per share for the three and nine months ended September 30, 2000, when compared to the same periods in 1999.

ABF FREIGHT SYSTEM, INC.

Effective August 14, 2000, ABF implemented a general rate increase of 5.7%. Previous overall rate increases effective January 1, 1999 and September 13, 1999 were 5.5% and 5.1%, respectively. Revenues for the three and nine months ended September 30, 2000 increased on a per day basis 9.4% and 9.9% to totals of $357.8 million and $1,034.3 million, respectively, from $332.3 million and $936.4 million for the same periods in 1999. There were 63 workdays in the third quarter of 2000 and 64 workdays in the third quarter of 1999. There were 192 workdays in the nine-month period ended September 30, 2000 compared to 191 workdays in the same period in 1999. ABF generated operating income for the three and nine months ended September 30, 2000 of $41.2 million and $101.0 million compared to $30.6 million and $72.5 million for the three and nine months ended September 30, 1999.

ABF's increase in revenue is due primarily to an increase in LTL revenue per hundredweight. LTL revenue per hundredweight increased 11.5% and 8.0% to $21.69 and $20.86 when the three and nine months ended September 30, 2000 are compared to the same periods in 1999, reflecting a continuing favorable pricing environment. ABF's LTL tonnage per day declined slightly by 0.8% for the third quarter 2000 and increased per day 2.3% for the nine months ended September 30, 2000. ABF's LTL tonnage declines from the third quarter 1999 reflect declining density in ABF's freight mix and the fact that customers were shipping more heavily in the third quarter of 1999 to prepare for the "Year 2000". ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three months ending September 30, 2000 ranged from 3.5% to 6.0% of revenue, and the fuel surcharge in effect for the nine months ending September 30, 2000 ranged from 2.0% to 6.0% of revenue. The fuel surcharge in effect during the three months ended September 30, 1999 ranged from 0.5% to 1.5% of revenue.

ABF's operating ratio improved to 88.5% and 90.2% for the three and nine months ended September 30, 2000 from 90.8% and 92.3% during the same periods in 1999. The improvements are the result of the revenue yield improvements previously described and as a result of changes in certain operating expense categories as follows:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

Salaries and wages expense for the three and nine months ended September 30, 2000 declined 1.8% and 2.5% as a percent of revenue compared to the same periods in 1999. The decline results primarily from the revenue improvements previously discussed coupled with favorable claims experience for workers' compensation. These improvements were offset, in part, by the annual general union wage and benefit rate increase on April 1, 2000 of approximately 3.0%, and an increase in incentive pay amounts.

Supplies and expenses increased 0.9% and 1.4% as a percent of revenue for the three and nine months ended September 30, 2000, compared to the same periods in 1999. This change is due primarily to higher diesel fuel prices, which increased 49.6% and 69.9% on an average price-per-gallon basis when the three and nine months ended September 30, 2000 are compared to the same periods in 1999. The previously mentioned fuel surcharge on revenue is intended to offset the fuel cost increase.

Insurance costs increased 0.2% as a percent of revenue for the three months ended September 30, 2000 compared to the same period in 1999, due primarily to increased claims costs for bodily injury and property damage. Insurance costs for the nine months ended September 30, 2000 and 1999 remained constant as a percent of revenue.

Communication and utilities expense decreased 0.2% and 0.1% as a percent of revenue when the three and nine months ended September 30, 2000 are compared to the same periods in 1999. During the second and third quarters of 1999, the Company began installing a new communications system network in all terminals, through a parallel conversion, which was completed in September 1999. As a result, both the existing and new systems were being used during the second and third quarters of 1999, which increased costs for those periods. In addition, ABF negotiated a lower long distance rate which took effect May 19, 2000.

Depreciation and amortization expense increased 0.2% as a percent of revenue for the three and nine months ended September 30, 2000, compared to the same periods in 1999, due primarily to the purchase of 608 road tractors during the first nine months of 2000. The 608 road tractors purchased include approximately 101 additions with the remaining units replacing older tractors in the fleet which were under operating leases in the same periods of 1999.

Rents and purchased transportation expense decreased 1.5% and 0.9% as a percent of revenue for the three and nine months ended September 30, 2000, compared to the same periods in 1999, due to the disposal of tractors under operating leases, previously mentioned. In addition, total rail costs decreased as a percent of revenue, as a result of a decline in rail utilization for the three and nine months ended September 30, 2000. Rail utilization was 16.0% and 15.8% of total miles, respectively, compared to 19.9% and 17.7% during the same periods in 1999.

Other expense as a percent of revenue remained flat for the three months ended September 30, 2000 compared to 1999 and decreased 0.3% as a percent of revenue for the nine months ended September 30, 2000 due to decreased legal costs offset, in part, by an increase in bad debt expense.

G.I. TRUCKING COMPANY

Effective September 1, 2000 and October 1, 1999, G.I. Trucking implemented a general rate increase of 5.9% and 5.5%, respectively. G.I. Trucking revenues for the three and nine months ended September 30, 2000, increased on a per day basis 19.9% and 19.5%, respectively, to totals of $41.2 million and $121.7 million from $34.9 million and $101.4 million during the same periods in 1999. The revenue increase resulted from an increase in G.I. Trucking's tonnage on a per day basis of 13.0% and 15.3% for the three and nine months ended

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

September 30, 2000, from the same periods in 1999. In addition, revenue per hundredweight increased 6.1% and 3.7% for the three and nine months ended September 30, 2000, compared to the same periods in 1999. During the early part of first quarter 2000, G.I. Trucking expanded its operational capabilities in the states of Texas, New Mexico, Oklahoma, Kansas and parts of Missouri, in preparation for adding new business from an existing carrier partner. In addition, G.I. Trucking increased its sales management and sales staff throughout its system by nearly 50% over 1999 levels.

G.I. Trucking implemented a fuel surcharge during the last week of August 1999, based upon a West Coast average fuel index. The fuel surcharge in effect during the third quarter of 2000 ranged from 3.6% to 7.0% of revenue, while the fuel surcharge in effect for the nine months ending September 30, 2000 ranged from 2.6% to 7.0% of revenue.

G.I. Trucking's operating ratio improved to 96.7% and 97.4% for the three and nine months ended September 30, 2000 from 99.1% and 97.7% during the same periods in 1999, as a result of the increases in tonnage and revenue yield improvements previously described. In addition, the change in the operating ratio results from changes in certain operating expenses as follows:

Salaries and wages expense decreased 0.6% as a percent of revenue during the three months ended September 30, 2000, compared to the same period in 1999. This decrease is due primarily to revenue improvements previously discussed, lower pension costs and favorable health claims experience, offset, in part, by increased salaries and benefits related to the addition of sales staff described above and unfavorable workers' compensation claims experience. Salaries and wages expense remained relatively constant as a percent of revenue for the nine months ended September 30, 2000, compared to the same period in 1999.

Supplies and expenses increased 1.5% and 1.0% as a percent of revenue for the three and nine months ended September 30, 2000, compared to the same periods in 1999. The increase is due primarily to higher fuel costs, which increased in total dollars by 69.4% and 78.4% for the three and nine months ending September 30, 2000 compared to the same periods in 1999. G.I. Trucking's fuel surcharge on revenue is intended to offset the fuel cost increase.

Operating taxes and licenses expense decreased 0.3% and 0.4% for the three and nine months ended September 30, 2000, compared to the same periods in 1999 due primarily to the fact that a portion of such costs are primarily fixed in nature and decline as a percent of revenue with increases in revenue levels.

Insurance expense decreased 0.5% as a percent of revenue for the nine months ended September 30, 2000, compared to the same period in 1999. This decrease is due to favorable claims experience for bodily injury and property damage claims during the nine months ended September 30, 2000, as compared to the same period in 1999.

Depreciation and amortization increased 0.1% and 0.3% as a percent of revenue for the three and nine months ended September 30, 2000, compared to the same periods in 1999, due primarily to G.I. Trucking's adding approximately 192 trailers and 34 tractors to their fleet during 2000 as a result of revenue growth and an effort to utilize company-owned equipment rather than purchased transportation for certain lanes.

Rents and purchased transportation expenses decreased 2.8% and 0.9% as a percent of revenue for the three and nine months ended September 30, 2000, compared to the same periods in 1999. G.I. Trucking has decreased its purchased transportation costs by utilizing company-owned equipment for specific lanes during the three and nine months ended September 30, 2000, compared to 1999, as previously discussed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

CLIPPER

Clipper implemented a general rate increase of 5.9% for LTL shipments as of August 1, 2000. Revenues for Clipper were $34.5 million and $98.3 million for the three and nine months ended September 30, 2000, representing increases on a per day basis of 18.5% and 20.9% from same periods in 1999. Clipper has continued its trend of revenue growth with LTL revenue per shipment increasing 11.3% and 6.1% for the three and nine months ended September 30, 2000, compared to the same periods in 1999. LTL shipments on a per day basis declined 5.4% for the third quarter 2000 compared to the same period in 1999. LTL shipments on a per day basis increased 2.6% for the nine months ended September 30, 2000, compared to the same period in 1999. Intermodal revenue per shipment increased 30.4% and 21.0% for the three and nine months ended September 30, 2000, compared to the same periods in 1999. Intermodal shipments on a per day basis remained relatively unchanged when the three and nine months ended September 30, 2000 are compared to the same periods in 1999.

Clipper's operating ratio for the third quarter of 2000 remained unchanged from third quarter 1999's operating ratio of 97.4%. For the nine months ended September 30, 2000, however, Clipper's operating ratio improved to 98.2% from 98.8% for the same period in 1999. The improvement is primarily the result of margin improvements on its intermodal and produce shipments. Clipper's margins improved, in part, as a result of a higher level of rail utilization for the three and nine months ended September 30, 2000. Clipper's rail utilization was 65.4% and 64.8% of total miles for the three and nine months ended September 30, 2000 compared to 60.9% and 57.9% for the three and nine months ending September 30, 1999. Rail costs per mile for Clipper are less expensive than over-the-road costs per mile. These improvements were offset, in part, by an increase in selling, administrative and general costs of 0.3% as a percent of revenue for the three and nine months ended September 30, 2000. This increase is due primarily to additional costs incurred for information technology improvements and an increase in bad debt expense.

TREADCO, INC.

Revenues for Treadco decreased 2.8% to $52.4 million and increased 0.3% to $142.0 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. "Same store" sales decreased 2.8% for the three months ended September 30, 2000 compared to the same period in 1999 and remained relatively unchanged for the nine months ended September 30, 2000, compared to the same period in 1999. There were no "new store" sales for the three months ended September 30, 2000 and "new store" sales were impacted less than 1% for the nine months ended September 30, 2000 compared to the prior year. "Same store" sales include locations that have been in existence for the entire periods presented. "New store" sales resulted from the addition of a new sales-only location during the second quarter of 1999. Revenues from retreading for the three and nine months ended September 30, 2000 decreased 1.9% to $19.2 million and 1.5% to $52.8 million, respectively, compared to the same periods in 1999. Retread revenues for the three and nine months ended September 30, 2000 were lower due to a decrease in units sold of approximately 5.5% and 4.0%, respectively, from the same periods in 1999. The decreases were offset in part by increases in the average sales price per unit of approximately 2.9% and 2.8%, respectively, from the same periods in 1999. Declines in retread units sold resulted from pricing pressures from new tire manufacturer's specials and a more competitive marketplace. Also, rising fuel costs had a negative impact on customer retread demand during the periods.

Revenues from new tires decreased 5.5% to $26.4 million and 1.0% to $71.0 million for the three and nine months ended September 30, 2000, respectively, from the same periods in 1999. The decrease in revenue is primarily due to more units being sold to national account customers and less units sold to non-national account

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

customers. Sales to national account customers are recorded on a commission basis. Also, sales for the three months ended September 30, 1999 were favorably impacted by a new tire manufacturer's marketing special.

Service revenues for the three and nine months ended September 30, 2000 increased 6.2% to $6.9 million and 11.5 % to $18.2 million compared to the same periods in 1999. The increase is primarily due to the addition of service equipment and personnel and to management's efforts to improve pricing.

Treadco's operating ratio for the three months ended September 30, 2000 remained unchanged from third quarter 1999's operating ratio of 94.8%. For the nine months ended September 30, 2000, Treadco's operating ratio improved to 97.1% from 97.9% during the same period in 1999. Improvements in Treadco's operating ratio resulted from improvements in new tire and service gross margins reflecting better pricing for these lines of business for the three and nine months ended September 30, 2000 when compared to the same periods in 1999. Treadco's retreading business experienced a deterioration in gross margin for the third quarter of 2000, but increased gross margin for the nine months ended September 30, 2000 compared to 1999. Selling, administrative and general expenses increased primarily as a result of higher salaries and wages due to increased office, service and inventory control personnel. Also, insurance costs were higher due to increases in claims costs, and truck expense rose due to higher fuel costs.

INCOME TAXES

The difference between the effective tax rate for the three and nine months ended September 30, 2000 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

OTHER ASSETS

Other assets increased $6.9 million from December 31, 1999 to September 30, 2000, due primarily to incentive pay deferrals and matching contributions to the Company's Voluntary Savings Plan assets, which are held in a trust account.

OTHER LIABILITIES

Other liabilities increased $10.0 million from December 31, 1999 to September 30, 2000, due primarily to incentive pay deferrals and matching contributions to the Company's Voluntary Savings Plan and increases in liabilities for interest associated with pending income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Net income plus depreciation and amortization was $96.8 million for the nine months ended September 30, 2000 compared to $70.7 million for the same period in 1999. Working capital changes for the first nine months of 2000 resulted in a decrease in cash provided by operations of $2.0 million compared to an increase of $3.2 million in the first nine months of 1999. Cash provided from operations and proceeds from assets sales of $9.0 million were used primarily to purchase revenue equipment and other property and equipment totaling $86.9 million, reduce outstanding debt, and to purchase preferred stock of $3.9 million during the nine months ended September 30, 2000. Cash provided by operations and proceeds from assets sales of $13.9 million were used to purchase revenue equipment and other property and equipment in the amount of $41.8 million, to purchase the non-ABC-owned shares of Treadco for $23.7 million and to pay down outstanding debt during the first nine months of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company is party to a $250 million credit agreement (the "Credit Agreement") with Wells Fargo Bank (Texas), N.A., as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A. as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends through 2003.

At September 30, 2000, there were $110.0 million of Revolver Advances and approximately $23.4 million of letters of credit outstanding. At September 30, 2000, the Company had approximately $116.6 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of September 30, 2000, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which is currently 0.55%.

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

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company is a party to an interest rate swap agreement which was effective April 1, 1998. The swap agreement is a contract to exchange floating interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .55%). This instrument is not recorded on the balance sheet of the Company. Details regarding the swap, as of September 30, 2000, are as follows:

        Notional                                    Rate                          Rate                      Fair
         Amount            Maturity                 Paid                        Received                   Value(2)
        --------           --------                 ----                        --------                   --------
     $110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate(1)              $3.2 million
                                           Margin (currently .55%)           Plus Credit Agreement
                                                                             Margin (currently .55%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have received at September 30, 2000 to terminate the agreement.



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

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

            10.10 First amendment dated as of February 12, 1999 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

            10.11 Amendment dated March 15, 1999 to Amendment No. 1 dated as of February 12, 1999 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

            10.12 Second amendment dated as of August 2, 2000 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Wells Fargo Bank (Texas), N.A., as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents, as amended by Amendment No. 1 and Consent and Waiver dated as of February 12, 1999 and Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999.

            10.13 Third Amendment dated as of September 30, 2000 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Wells Fargo Bank (Texas), N.A., as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents, as amended by Amendment No. 1 and Consent and Waiver dated as of February 12, 1999, Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999 and Amendment No. 2 dated as of August 2, 2000 (as amended, the "Credit Agreement").

            10.14 Agreement dated September 13, 2000 by and among The Goodyear Tire and Rubber Company and Treadco Inc., a wholly-owned subsidiary of Arkansas Best Corporation.

            27       Financial Data Schedule

         (b) REPORTS ON FORM 8-K.

               The Company filed Form 8-K dated September 22, 2000 for Item No. 5 - Other Events. The filing announced the pending agreement between Treadco, Inc., an Arkansas Best Corporation subsidiary, and The Goodyear Tire and Rubber Company. The new venture will be called Wingfoot Commercial Tire Systems LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               ARKANSAS BEST CORPORATION
                                      (Registrant)

Date: November 13, 2000         /s/ David E. Loeffler
                               -------------------------------------------------
                               David E. Loeffler
                               Vice President-Treasurer, Chief Financial Officer and Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

   10.10 First amendment dated as of February 12, 1999 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Societe Generale, Southwest
                     Agency, as Administrative Agent and Bank of America
                     National Trust and Savings Association and Wells Fargo Bank
                     (Texas), N.A., as Co-Documentation Agents.

   10.11 Amendment dated March 15, 1999 to Amendment No. 1 dated as of February 12, 1999 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Societe Generale, Southwest Agency, as Administrative Agent and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation
                     Agents.

   10.12 Second amendment dated as of August 2, 2000 to the $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Wells Fargo Bank (Texas),
                     N.A., as Administrative Agent and Bank of America National
                     Trust and Savings Association and Wells Fargo Bank (Texas),
                     N.A., as Co-Documentation Agents, as amended by Amendment
                     No. 1 and Consent and Waiver dated as of February 12, 1999 and Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999.

   10.13             Third Amendment dated as of September 30, 2000 to the
                     $250,000,000 Credit Agreement dated as of June 12, 1998 among the Company as Borrower, Wells Fargo Bank (Texas),
                     N.A., as Administrative Agent and Bank of America National
                     Trust and Savings Association and Wells Fargo Bank (Texas),
                     N.A., as Co-Documentation Agents, as amended by Amendment
                     No. 1 and Consent and Waiver dated as of February 12, 1999,
                     Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999 and Amendment No. 2 dated as of August
                     2, 2000 (as amended, the "Credit Agreement").

   10.14             Agreement dated September 13, 2000 by and among The
                     Goodyear Tire and Rubber Company and Treadco Inc., a wholly-owned subsidiary of Arkansas Best Corporation.

   27                Financial Data Schedule