Form 10-K405
period 2000-12-31
ARKANSAS BEST CORP /DE/
filed 2001-03-13
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year December 31, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from            to            .
                                     -----------   -----------

Commission file number 0-19969
                       -------

                            ARKANSAS BEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                                     71-0673405
     ----------------------------------                  ----------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

 3801 Old Greenwood Road, Fort Smith, Arkansas                     72903
 ----------------------------------------------          -----------------------
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code    501-785-6000
                                                            --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                     -----------------------------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each exchange
            Title of each class                              on which registered
      ---------------------------------                  -----------------------

      Common Stock, $.01 Par Value ......................Nasdaq Stock Market/NMS
      $2.875 Series A Cumulative Convertible
      Exchangeable Preferred Stock, $.01 Par Value ......Nasdaq Stock Market/NMS

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 2001, was $320,747,123.

The number of shares of Common Stock, $.01 par value, outstanding as of February 26, 2001, was 20,369,570.

Documents incorporated by reference into the Form 10-K:

1) The following sections of the 2000 Annual Report to Stockholders:

         - Market and Dividend Information
         - Selected Financial Data
         - Management's Discussion and Analysis of Financial Condition and Results of Operations
         - Quantitative and Qualitative Disclosures About Market Risk
         - Consolidated Financial Statements

2) Proxy Statement for the Annual Stockholders' meeting to be held April 25,
2001.

                                                        INTERNET:www.arkbest.com

                            ARKANSAS BEST CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS


    ITEM                                                                                                            PAGE
   NUMBER                                                                                                          NUMBER
                                                       PART I

Item 1.         Business ....................................................................................          3
Item 2.         Properties ..................................................................................          9
Item 3.         Legal Proceedings ...........................................................................         10
Item 4.         Submission of Matters to a Vote of Security Holders .........................................         10


                                                       PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters .......................         11
Item 6.         Selected Financial Data .....................................................................         11
Item 7.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..................................................................         11
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk...................................         11
Item 8.         Financial Statements and Supplementary Data .................................................         11
Item 9.         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ........................................................         11


                                                      PART III

Item 10.        Directors and Executive Officers of the Registrant ..........................................         12
Item 11.        Executive Compensation ......................................................................         12
Item 12.        Security Ownership of Certain Beneficial Owners and Management ..............................         12
Item 13.        Certain Relationships and Related Transactions ..............................................         12


                                                       PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................         13

                                     PART I

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Arkansas Best Corporation's (the "Company") actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business."

ITEM 1. BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations, intermodal transportation operations, and truck tire retreading and new tire sales (see Note R of the Consolidated Financial Statements appearing on page 42 of the registrant's Annual Report). Principal subsidiaries are ABF Freight System, Inc. ("ABF"); G.I. Trucking Company ("G.I. Trucking"); Clipper Exxpress Company and related companies ("Clipper"); FleetNet America LLC; and until October 31, 2000, Treadco, Inc. ("Treadco") (see Note R appearing on page 42 of the registrant's Annual Report).

HISTORICAL BACKGROUND

The Company was publicly owned from 1969 until 1988, when it was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P. ("Kelso").

In 1992, the Company completed a public offering of Common Stock, par value $.01 (the "Common Stock"). The Company also repurchased substantially all the remaining shares of Common Stock beneficially owned by Kelso, thus ending Kelso's investment in the Company.

In 1993, the Company completed a public offering of 1,495,000 shares of Preferred Stock ("Preferred Stock").

On July 10, 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. As of December 31, 2000, the Company had outstanding 1,390,000 shares of Preferred Stock.

In August 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a price of $11 per share (the "Acquisition"). WorldWay was a publicly held company engaged through its subsidiaries in motor carrier operations. The total purchase price of WorldWay amounted to approximately $76 million. Assets acquired had an estimated fair value of approximately $313.0 million and liabilities assumed had a fair value of approximately $252.0 million.

During the first half of 1999, the Company acquired 2,457,000 shares of Treadco common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company (see Note Q appearing on page 42 of the registrant's Annual Report).

On September 13, 2000, Treadco entered into an agreement with The Goodyear Tire & Rubber Company ("Goodyear") to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot") (see Note R appearing on page 42 of the registrant's Annual Report). The transaction closed on October 31, 2000.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in "Note M - Operating Segment Data" appearing on pages 36 through 38 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, and is incorporated herein by reference under Item 14.

(c)      NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

During the periods being reported on, the Company operated in four defined reportable operating segments: (1) ABF; (2) G.I. Trucking; (3) Clipper; and (4) Treadco (which was contributed to Wingfoot on October 31, 2000) (see Note R appearing on page 42 of the registrant's Annual Report). Note M to the Consolidated Financial Statements contains additional information regarding the Company's operating segments and appears on pages 36 through 38 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, and is incorporated herein by reference under Item 14.

DISCONTINUED OPERATIONS

At December 31, 1998, the Company was engaged in international ocean freight services through its subsidiary, CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." Substantially all of the assets have been liquidated by the Company.

EMPLOYEES

At December 31, 2000, the Company and its subsidiaries had a total of 15,963 employees of which approximately 68% are members of a labor union.

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

LTL carriers offer services to shippers transporting a wide variety of large and small shipments to geographically dispersed destinations. LTL carriers pick up small shipments throughout the vicinity of a local terminal and consolidate them at the terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. Shipments from various locations can be reconsolidated for transportation to distant destinations, other distribution centers or local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without the freight having to be rehandled.

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

INSURANCE AND SAFETY

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, auto liability, property damage and bodily injury and workers' compensation. The Company's motor carrier subsidiaries are effectively self-insured for the first $100,000 of each cargo loss, $300,000 of each workers' compensation loss and $200,000 of each general and auto liability loss, plus an aggregate of $1,870,000 of auto liability losses between $200,000 and $500,000. The Company maintains insurance adequate to cover losses in excess of such amounts. The Company has been able to obtain adequate coverage and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at comparable rates for its motor carrier operations.

ABF FREIGHT SYSTEM, INC.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF currently accounts for approximately 75% of the Company's consolidated revenues. ABF is the fourth largest national LTL motor carrier in the United States, based on revenues for 2000 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.6% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 40,000 points through 311 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2000, no single customer accounted for more than 3% of ABF's revenues, and the ten largest customers accounted for less than 9% of ABF's revenues.

EMPLOYEES

At December 31, 2000, ABF employed 13,601 persons. Employee compensation and related costs are the largest components of ABF's operating expenses. In 2000, such costs amounted to 62.4% of ABF's revenues. Approximately 78% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"). The IBT voted in favor of a new labor contract on April 9, 1998. The contract was effective April 1, 1998, and is for a five-year term. The contract provides for an average annual wage and benefit increase of approximately 2.3% during its term, including a lump-sum payment of $750 for the first contract year for all active employees who are IBT members. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans.

Four of the five largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Non-union companies typically pay employees less than union companies. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

G.I. TRUCKING COMPANY

Headquartered in Brea, California, G.I. Trucking is one of the five largest western states-based non-union regional LTL motor carriers. G.I. Trucking offers one- to three-day regional service through a network of 41 terminals and 41 agent partners in 15 western and southwestern states including Hawaii and Alaska. G.I. Trucking accounted for approximately 9% of the Company's consolidated revenues in 2000. During the year ended December 31, 2000, G.I. Trucking's largest customer and its suppliers accounted for approximately 30% of G.I. Trucking's revenues.

G.I. Trucking provides transcontinental service through a partnership with three other regional carriers through three major hub terminals located in the Midwest and the East Coast. Customer service is enhanced through EDI communications between the partners.

G.I. Trucking's linehaul structure utilizes company solo drivers, company sleeper teams, contract carriers, one-way carriers and rail, providing flexibility in maintaining customer service and lane balance. G.I. Trucking's family of electronic services include EDI information, customer FAX capabilities, tracing, rating and reporting interface.

INTERMODAL OPERATIONS

GENERAL

The Company's intermodal transportation operations are conducted through Clipper, headquartered in Lemont, Illinois. Clipper operates through two business units: Clipper Freight Management ("CFM") and Clipper LTL, and offers domestic intermodal freight services, utilizing a variety of transportation modes including rail and over-the-road.

COMPETITION, PRICING AND INDUSTRY FACTORS

Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders and railroads, as well as with other national and regional LTL and truckload motor carrier operations. Intermodal transportation operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger in the months of September and October. Freight shipments, operating costs and earnings are also affected by inclement weather. The reliability of rail service is also a critical component of Clipper's ability to provide service to its customers.

CLIPPER

Clipper's revenues accounted for approximately 7% of consolidated revenues for 2000. During the year ended December 31, 2000, no single customer accounted for more than 6% of Clipper's revenues.

CFM

CFM provides services through Clipper Express Company, Agricultural Express of America, Inc. (d/b/a/ Clipper Controlled Logistics) and Agile Freight System, Inc. (d/b/a Clipper Highway Services). CFM accounted for approximately 67% of Clipper's revenues during 2000.

CFM provides an extensive list of transportation services such as intermodal and truck brokerage, warehousing, consolidation, transloading, repacking, and other ancillary services. As an intermodal marketing operation, CFM arranges for loads to be picked up by a drayage company, tenders them to a railroad, and then arranges for a drayage company to deliver the shipment on the other end of the move. CFM's role in this process is to select the most cost-effective means to provide quality service and to expedite movement of the loads at various interface points to ensure seamless door-to-door transportation.

Clipper Controlled Logistics provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. As of December 31, 2000, Clipper Controlled Logistics owns or leases 621 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper Controlled Logistics is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper Controlled Logistics' services also include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

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

CLIPPER LTL

Clipper LTL operates primarily through Clipper Exxpress Company ("Clipper Exxpress"). Management believes Clipper Exxpress is one of the largest intermodal consolidators and forwarders of LTL shipments in the United States. Clipper LTL accounts for approximately 33% of Clipper's 2000 revenues.

Clipper LTL's collection and distribution network consists of 28 service centers geographically dispersed throughout the United States. Clipper LTL's selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 40% of Clipper's LTL revenue. A majority of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by agents, Clipper LTL has an operations and customer service staff located at or near many of its principal agents' terminals to monitor service levels and provide an interface between customers and agents.

TREADCO

On September 13, 2000, Treadco entered into an agreement with The Goodyear Tire & Rubber Company to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC (see Note R appearing on page 42 of the registrant's Annual Report). The transaction closed on October 31, 2000.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries store some fuel for their tractors and trucks in approximately 82 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $340,000 over the last 12 years), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

As of December 31, 2000, the Company has accrued approximately $2.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liabilities are included in the balance sheet as accrued expenses.

ITEM 2. PROPERTIES

The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 196,000 square feet.

ABF

ABF currently operates out of 311 terminal facilities of which it owns 81, leases 49 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:


                                                                     No. of Doors          Square Footage(1)
                                                                     ------------          -----------------
Owned:
         Dayton, Ohio                                                     330                    252,940
         Ellenwood, Georgia                                               227                    153,209
         South Chicago, Illinois                                          276                    149,610
         Carlisle, Pennsylvania (East)                                    101                     72,497
         Dallas, Texas                                                    108                     87,534

Leased from affiliate, Transport Realty:
         North Little Rock, Arkansas                                      196                    117,502
         Albuquerque, New Mexico                                           84                     67,700
         Carlisle, Pennsylvania (West)                                    140                     66,484
         Pico Rivera, California                                           99                     58,840

Leased from non-affiliate:
         Winston-Salem, North Carolina                                    150                    160,700
         Salt Lake City, Utah                                              92                     42,310

(1)  Includes shop and driver room square footage.

G.I. TRUCKING

G.I. Trucking currently operates out of 82 terminal facilities of which 41 are company operated and 41 are agent terminals. G.I. Trucking owns 10 facilities, leases 3 facilities from an affiliate and the remainder of the facilities are leased from non-affiliates.

CLIPPER

Clipper operates from 28 service centers, geographically dispersed throughout the United States. Eleven of the service centers are facilities leased by Clipper and 17 of the service centers are agent locations.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions is expected to have a material adverse effect on the Company's financial condition or results of operations. The Company maintains liability insurance against most risks arising out of the normal course of its business.

On October 30, 1995, Treadco filed a lawsuit in Arkansas State Court, alleging that Bandag Incorporated ("Bandag") and certain of its officers and employees had violated Arkansas statutory and common law in attempting to solicit Treadco's employees to work for Bandag or its competing franchisees and attempting to divert customers from Treadco. The Federal District Court ruled that under terms of Treadco's franchise agreements with Bandag, all of the issues involved in Treadco's lawsuit against Bandag were to be decided by arbitration. The arbitration hearing began September 21, 1998, and in December 1998, prior to the completion of the arbitration, to avoid the uncertainty, cost and burden of continuing the arbitration action, Treadco entered into a settlement with Bandag, and certain of Bandag's current and former employees, resolving all disputes and liabilities arising between them. Under the settlement terms, Treadco received a one-time payment of $9,995,000 in settlement of all the Company's claims. The settlement agreement represented a compromise in settlement of disputed liabilities, obligations and claims and did not constitute an admission of liability by either Treadco or Bandag. The settlement resulted in other income for Treadco of $9,124,000. (See Note R appearing on page 42 of the registrant's Annual Report regarding the agreement between Treadco and The Goodyear Tire & Rubber Company).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Market and Dividend Information" on page 7 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 6 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 8 through 15 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk," appearing on page 16 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing on pages 17 through 44 of the registrant's Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference under Item 14 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission ("Definitive Proxy Statement") set forth certain information with respect to the directors, nominees for election as directors and executive officers of the Company and are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Options/SAR Grants Table," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plan," "Employment Contracts and Termination of Employment and Change in Control Arrangements" and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's Definitive Proxy Statement set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS

The following information appearing in the 2000 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):


                                                                                                 Page

Market and Dividend Information                                                                    7
Selected Financial Data                                                                            6
Management's Discussion and Analysis of
   Financial Condition and Results of Operations                                              8 - 15
Quantitative and Qualitative Disclosures About Market Risk                                        16
Consolidated Financial Statements                                                            18 - 42
Report of Independent Auditors                                                                    17
Quarterly Results of Operations                                                                   41

With the exception of the aforementioned information, the 2000 Annual Report to Stockholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2000 Annual Report to Stockholders.

(a)(2)   FINANCIAL STATEMENT SCHEDULES


                                                                                               Page
For the years ended December 31, 2000, 1999, and 1998:
Schedule II - Valuation and Qualifying Accounts and Reserves                                    15

Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)   EXHIBITS

The exhibits filed with this report are listed in the Exhibit Index, which is submitted as a separate section of this report.

(b)      REPORTS ON FORM 8-K

         None

(c)      EXHIBITS

         See Item 14(a)(3) above.


(d)      FINANCIAL STATEMENT SCHEDULES

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ARKANSAS BEST CORPORATION

                                            BY: /s/ David E. Loeffler
                                                --------------------------------
                                                David E. Loeffler
                                                Vice President - Chief Financial
                                                    Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                   Title                                               Date
             ---------                                   -----                                               ----

/s/ William A. Marquard                     Chairman of the Board, Director                            March 13, 2001
-------------------------------------                                                            ---------------------------
William A. Marquard


/s/ Robert A. Young, III                    Director, Chief Executive Officer                          March 13, 2001
-------------------------------------       and President (Principal                             ---------------------------
Robert A. Young, III                        Executive Officer)


/s/ David E. Loeffler                       Vice President - Chief Financial Officer                   March 13, 2001
-------------------------------------       and Treasurer                                        ---------------------------
David E. Loeffler


/s/ Frank Edelstein                         Director                                                   March 13, 2001
-------------------------------------                                                            ---------------------------
Frank Edelstein


/s/ Arthur J. Fritz                         Director                                                   March 13, 2001
-------------------------------------                                                            ---------------------------
Arthur J. Fritz


/s/ John H. Morris                          Director                                                   March 13, 2001
-------------------------------------                                                            ---------------------------
John H. Morris


/s/ Alan. J. Zakon                          Director                                                   March 13, 2001
-------------------------------------                                                            ---------------------------
Alan J. Zakon

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION


         COLUMN A                             COLUMN B       COLUMN C        COLUMN D          COLUMN E        COLUMN F
         --------                            ----------     ----------    --------------     ------------    -------------
                                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO      CHARGED TO
                                              BEGINNING      COSTS AND    OTHER ACCOUNTS     DEDUCTIONS -     BALANCE AT
         DESCRIPTION                          OF PERIOD      EXPENSES        DESCRIBE          DESCRIBE      END OF PERIOD
         -----------                         ----------     ----------    --------------     ------------    -------------
                                                         ($ thousands)
Year Ended December 31, 2000:
     Deducted from asset accounts:
         Allowance for doubtful                                                                    6,381(B)
          accounts receivable............   $      5,775   $      3,797    $     2,598(A)   $      1,194(C)    $     4,595
                                            ============   ============    ===========      ============       ===========
Year Ended December 31, 1999:
     Deducted from asset accounts:
         Allowance for doubtful
          accounts receivable............   $      7,051   $      2,967    $     2,664(A)   $      6,907(B)    $     5,775
                                            ============   ============    ===========      ============       ===========

Year Ended December 31, 1998:
     Deducted from asset accounts:
         Allowance for doubtful
          accounts receivable............   $      6,815   $      4,275    $     2,980(A)   $      7,019(B)    $     7,051
                                            ============   ============    ===========      ============       ===========


Note A - Recoveries of amounts previously written off.
Note B - Uncollectible accounts written off.
Note C - The allowance for doubtful accounts for Treadco, Inc., as of the date of the contribution of substantially all of Treadco's assets and liabilities to Wingfoot (see Note R appearing on page 42 of the registrant's Annual Report).

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

  10.9* The Company's National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 1998 through March 31, 2003.

  10.10* First amendment dated as of February 12, 1999, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Societe Generale, Southwest Agency, as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

  10.11* Amendment dated March 15, 1999, to Amendment No. 1 dated as of February 12, 1999, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Societe Generale, Southwest Agency, as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

  10.12* Second amendment dated as of August 2, 2000, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Wells Fargo Bank (Texas), N.A., as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents, as amended by Amendment No. 1 and Consent and Waiver dated as of February 12, 1999 and Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999.

                             FORM 10-K -- ITEM 14(c)
                                  EXHIBIT INDEX
                            ARKANSAS BEST CORPORATION
                                   (CONTINUED)

EXHIBIT
  NO.

  10.13* Third amendment dated as of September 30, 2000, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Wells Fargo Bank (Texas), N.A., as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents, as amended by Amendment No. 1 and Consent and Waiver dated as of February 12, 1999, Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999, and Amendment No. 2 dated as of August 2, 2000 (as amended, the "Credit Agreement").

  10.14* Agreement dated September 13, 2000, by and among The Goodyear Tire & Rubber Company and Treadco, Inc., a wholly owned subsidiary of Arkansas Best Corporation.

  13        2000 Annual Report to Stockholders

  21        List of Subsidiary Corporations

  23        Consent of Ernst & Young LLP, Independent Auditors

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#  Designates a compensation plan for Directors or Executive Officers.