Form 10-Q
period 2001-03-31
ARKANSAS BEST CORP /DE/
filed 2001-05-11
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended       March 31, 2001
                            --------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from              to
                                     ------------    ------------

        Commission file number  0-19969
                                -------

                            ARKANSAS BEST CORPORATION
             ------------------------------------------------------
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



                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at April 30, 2001
     ----------------------------         -----------------------------
     Common Stock, $.01 par value                20,388,166 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets -
                      March 31, 2001 and December 31, 2000 ...................................................        3

                    Condensed Consolidated Statements of Income -
                      For the Three Months Ended March 31, 2001 and 2000......................................        5

                    Condensed Consolidated Statements of Stockholders' Equity
                      For the Three Months Ended March 31, 2001...............................................        6

                    Condensed Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 2001 and 2000 .....................................        7

                    Notes to Condensed Consolidated Financial Statements - March 31, 2001 ....................        8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       14

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................       21

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       22

     Item 2.        Changes in Securities ....................................................................       22

     Item 3.        Defaults Upon Senior Securities ..........................................................       22

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       22

     Item 5.        Other Information ........................................................................       22

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       22

SIGNATURES               .....................................................................................       23

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    MARCH 31    DECEMBER 31
                                                                      2001         2000
                                                                   ----------   -----------
                                                                   (UNAUDITED)     NOTE
                                                                       ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents .....................................   $ 19,983   $ 36,742
   Accounts receivable, less allowances
     (2001 -- $4,116; 2000 -- $4,595) ............................    164,457    173,485
   Prepaid expenses ..............................................     10,532      8,325
   Deferred income taxes .........................................     11,442     11,442
   Other .........................................................      3,967      4,459
                                                                     --------   --------
      TOTAL CURRENT ASSETS .......................................    210,381    234,453

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ...........................................    215,744    208,220
   Revenue equipment .............................................    349,764    347,388
   Service, office and other equipment ...........................     77,435     74,397
   Leasehold improvements ........................................     13,169     12,693
                                                                     --------   --------
                                                                      656,112    642,698
   Less allowances for depreciation and amortization .............    307,393    296,679
                                                                     --------   --------
                                                                      348,719    346,019

INVESTMENT IN WINGFOOT ...........................................     59,341     59,341

OTHER ASSETS .....................................................     54,875     51,893

GOODWILL, less amortization (2001 -- $41,429; 2000 -- $40,416) ...    104,405    105,418
                                                                     --------   --------

                                                                     $777,721   $797,124
                                                                     ========   ========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at the date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------

                                                                         MARCH 31    DECEMBER 31
                                                                           2001         2000
                                                                        ----------   -----------
                                                                        (UNAUDITED)     NOTE
                                                                            ($ thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable .................................   $  15,366    $  24,667
   Accounts payable ..................................................      61,568       59,999
   Accrued expenses ..................................................     149,133      168,625
   Federal and state income taxes ....................................       1,133        4,127
   Current portion of long-term debt .................................      18,549       23,948
                                                                         ---------    ---------
      TOTAL CURRENT LIABILITIES ......................................     245,749      281,366

LONG-TERM DEBT, less current portion .................................     151,810      152,997

OTHER LIABILITIES ....................................................      38,780       31,052

DEFERRED INCOME TAXES ................................................      39,343       39,519

COMMITMENTS AND CONTINGENCIES ........................................          --           --

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 2001:  1,390,000 shares;
      2000:  1,390,000 shares ........................................          14           14
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2001:  20,444,948 shares; 2000:  20,219,137 shares ......         204          202
   Additional paid-in capital ........................................     197,751      194,211
   Retained earnings .................................................     106,798       98,718
   Treasury stock, at cost, 2001 and 2000:  59,782 shares ............        (955)        (955)
   Accumulated other comprehensive loss ..............................      (1,773)          --
                                                                         ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY .....................................     302,039      292,190
                                                                         ---------    ---------

                                                                         $ 777,721    $ 797,124
                                                                         =========    =========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at the date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                         2001            2000
                                                     ------------    ------------
                                                              (UNAUDITED)
                                                  ($ thousands, except per share data)
OPERATING REVENUES
   Transportation operations .....................   $    400,576    $    402,244
   Tire operations (3) ...........................             --          40,771
                                                     ------------    ------------
                                                          400,576         443,015
                                                     ------------    ------------

OPERATING EXPENSES AND COSTS
   Transportation operations .....................        380,512         375,773
   Tire operations (3) ...........................             --          40,961
                                                     ------------    ------------
                                                          380,512         416,734
                                                     ------------    ------------
OPERATING INCOME .................................         20,064          26,281

OTHER INCOME (EXPENSE)
   Net gains on sales of property and other ......             --           1,317
   Interest expense ..............................         (3,665)         (4,521)
   Other, net ....................................           (899)           (522)
                                                     ------------    ------------
                                                           (4,564)         (3,726)
                                                     ------------    ------------

INCOME BEFORE INCOME TAXES .......................         15,500          22,555

FEDERAL AND STATE INCOME TAXES
   Current .......................................          5,468           7,757
   Deferred ......................................            953           1,626
                                                     ------------    ------------
                                                            6,421           9,383
                                                     ------------    ------------

NET INCOME .......................................          9,079          13,172
   Preferred stock dividends .....................            999           1,074
                                                     ------------    ------------

NET INCOME FOR COMMON STOCKHOLDERS ...............   $      8,080    $     12,098
                                                     ============    ============

NET INCOME PER COMMON SHARE
BASIC:

NET INCOME PER SHARE (1) .........................   $       0.40    $       0.61
                                                     ------------    ------------

AVERAGE COMMON SHARES
  OUTSTANDING (BASIC) ............................     20,349,674      19,763,133
                                                     ============    ============

DILUTED:

NET INCOME PER SHARE (2) .........................   $       0.37    $       0.55
                                                     ------------    ------------

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED) .........................     24,693,788      24,088,802
                                                     ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE .............   $         --    $         --
                                                     ============    ============

(1) Gives consideration to preferred stock dividends of $1.0 million and $1.1 million per quarter for the three months ended March 31, 2001 and 2000, respectively.

(2) For the three months ended March 31, 2001 and 2000, conversion of preferred shares into common is assumed.

(3) Tire operations for the three months ended March 31, 2000 were the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                                     ACCUMULATED
                                                        PREFERRED STOCK    COMMON STOCK    ADDITIONAL   RETAINED        OTHER
                                                        ----------------  ---------------   PAID-IN     EARNINGS    COMPREHENSIVE
                                                        SHARES  AMOUNT    SHARES   AMOUNT   CAPITAL    (DEFICIT)        LOSS(a)
                                                        ------  ------    ------   ------  ----------  ----------   -------------
                                                                                                  (UNAUDITED)
                                                                                                 ($ thousands)
BALANCES AT JANUARY 1, 2001 ......................       1,390   $ 14     20,219    $ 202   $ 194,211   $ 98,718      $    --

Net income .......................................          --     --         --       --          --      9,079           --
Change in fair value of interest rate swap,
     net of taxes ................................          --     --         --       --          --         --       (1,773)

          Comprehensive income ...................

Issuance of common stock .........................          --     --        226        2       1,976         --           --
Tax effect of stock options exercised
     and other ...................................          --     --         --       --       1,564         --           --
Dividends paid on preferred stock ................          --     --         --       --          --       (999)          --
                                                         -----   ----     ------    -----   ---------   --------      -------
BALANCES AT MARCH 31, 2001 .......................       1,390   $ 14     20,445    $ 204   $ 197,751   $106,798      $(1,773)
                                                         =====   ====     ======    =====   =========   ========      =======



                                                        TREASURY   TOTAL
                                                         STOCK     EQUITY
                                                       --------- ----------
                                                           (UNAUDITED)
                                                          ($ thousands)
BALANCES AT JANUARY 1, 2001 ......................       $(955)   $ 292,190

Net income .......................................          --        9,079
Change in fair value of interest rate swap,
     net of taxes ................................          --       (1,773)
                                                                  ---------
          Comprehensive income ...................                    7,306
                                                                  ---------
Issuance of common stock .........................          --        1,978
Tax effect of stock options exercised
     and other ...................................          --        1,564
Dividends paid on preferred stock ................          --         (999)
                                                         -----    ---------
BALANCES AT MARCH 31, 2001 .......................       $(955)   $ 302,039
                                                         =====    =========

(a) Net of tax benefits of $1.1 million.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                            2001        2000
                                                          --------    --------
                                                              (UNAUDITED)
                                                             ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ..........   $ 13,193    $ 11,992

INVESTING ACTIVITIES
   Purchases of property, plant and equipment .........    (14,825)    (19,846)
   Proceeds from asset sales ..........................        831       3,456
   Other ..............................................       (866)       (547)
                                                          --------    --------
NET CASH USED BY INVESTING ACTIVITIES .................    (14,860)    (16,937)
                                                          --------    --------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities .......         --      74,600
   Payments under revolving credit facilities .........         --     (64,200)
   Payments on long-term debt .........................     (6,465)     (3,143)
   Dividends paid .....................................       (999)     (1,074)
   Net increase (decrease) in bank overdraft ..........     (9,453)      3,346
   Retirement of bonds ................................       (153)     (4,781)
   Other, net .........................................      1,978         110
                                                          --------    --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ......    (15,092)      4,858
                                                          --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............    (16,759)        (87)
   Cash and cash equivalents at beginning of period ...     36,742       4,319
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $ 19,983    $  4,232
                                                          ========    ========

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. ("ABF"); G.I. Trucking Company ("G.I. Trucking"); Clipper Exxpress Company and related companies ("Clipper"); and FleetNet America, LLC. The Company's 2000 operations included the truck tire retreading and new tire sales operations of Treadco, Inc. ("Treadco") until October 31, 2000 (see Note F).

Approximately 78% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT").

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The difference between the effective tax rate for the three months ended March 31, 2001 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

NOTE C - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

The Company's subsidiaries store some fuel for their tractors and trucks in approximately 82 underground tanks located in 27 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
-------------------------------------------------------------------------------

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

As of March 31, 2001, the Company has accrued approximately $2.5 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

NOTE D - DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. In June 1999, the FASB issued Statement No. 137, which deferred for one year the implementation date of Statement No. 133. The Company adopted Statement No. 133 on January 1, 2001.

The Company has, from time to time, entered into interest-rate swap agreements and interest-rate cap agreements designated to modify the interest characteristic of outstanding debt or limit exposure to increasing interest rates in accordance with its interest rate risk management policy. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt (the accrual method of accounting). The related amount payable or receivable from counter-parties is included in other current liabilities or current assets. In connection with the Company's adoption of Statement No. 133, the Company is required to recognize all derivatives on its balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness associated with interest rate swap agreements will be reported by the Company in interest expense.

The Company entered into an interest rate swap agreement on February 23, 1998 with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy is to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the current Credit Agreement margin of 0.55%) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company has designated its benchmark variable 30-day LIBOR-based interest rate on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. If the Company had terminated the interest rate swap on March 31, 2001, it would have had to pay an estimated $2.9 million. The Company recognized this liability on its balance sheet in other liabilities in accordance with Statement No. 133, at March 31, 2001, through other comprehensive income.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company reported no gain or loss during the first quarter of 2001 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $110.0 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

NOTE E - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31
                                                           2001             2000
                                                       ------------    ------------
                                                   ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
      Net income ...................................   $      9,079    $     13,172
      Preferred stock dividends ....................           (999)         (1,074)
                                                       ------------    ------------
   Numerator for basic earnings per share --
      Net income available to
         common stockholders .......................          8,080          12,098
      Effect of dilutive securities (1) ............            999           1,074
                                                       ------------    ------------
   Numerator for diluted earnings per share --
      Net income available to
         common stockholders .......................   $      9,079    $     13,172
                                                       ============    ============
DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares .........     20,349,674      19,763,133
   Effect of dilutive securities:
      Conversion of preferred stock (1) ............      3,530,183       3,796,852
      Employee stock options .......................        813,931         528,817
                                                       ------------    ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion ................     24,693,788      24,088,802
                                                       ============    ============

NET INCOME PER COMMON SHARE
BASIC:
NET INCOME PER SHARE ...............................   $        .40    $       0.61
                                                       ============    ============

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): ............................     20,349,674      19,763,133
                                                       ============    ============

DILUTED:
NET INCOME PER SHARE ...............................   $       0.37    $       0.55
                                                       ============    ============

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED): ..........................     24,693,788      24,088,802
                                                       ============    ============

CASH DIVIDENDS PAID
   PER COMMON SHARE ................................   $         --    $         --
                                                       ============    ============

(1) For the three months ended March 31, 2001 and 2000, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE F - CONTRIBUTION OF TREADCO'S ASSETS AND LIABILITIES TO WINGFOOT

On September 13, 2000, Treadco entered into an agreement with The Goodyear Tire & Rubber Company ("Goodyear") to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot"). The transaction closed on October 31, 2000. Effective October 31, 2000, Treadco contributed substantially all of its assets and liabilities to Wingfoot in a non-taxable transaction in exchange for a 19% ownership in Wingfoot. Goodyear contributed substantially all of the assets and liabilities of its Commercial Tire and Service Centers and Brad Ragan Tire Centers to Wingfoot in exchange for an 81% interest in Wingfoot. The final ownership percentages for Treadco and Goodyear were based upon the terms of the agreement. The assets and liabilities contributed by Treadco to Wingfoot were $86.8 million and $37.9 million, respectively.

The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $74.0 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. The Company accounts for its investment in Wingfoot under the equity method and the provisions of the Wingfoot Operating Agreement. As provided in the agreement, during the term of the "Put," the Company does not share in the profits or losses of Wingfoot. In the event the Company does not elect to sell its interest in Wingfoot to Goodyear nor Goodyear elects to purchase the Company's interest, then the parties' respective rights and obligations relating to Wingfoot will continue to be governed by the Wingfoot Operating Agreement, including accounting for Wingfoot profit and loss allocations at the respective 19% and 81% ownership percentages beginning May 1, 2004.

The transaction was accounted for using fair value accounting, as prescribed by the EITF Issue 00-5, which resulted in 81% of the fair value gain being recognized in the fourth quarter of 2000. The fair value of 19% of Wingfoot is $62 million determined by using the discounted "put" price, which represents the fair value of Treadco's net assets at the October 31, 2000 closing date. The Company's carrying value of Treadco's net assets at the closing date was $49 million. The gain on the transaction was $13 million of which 81% was recognized in the fourth quarter of 2000, or $10.5 million. This gain was reduced by costs of the transaction of $5.5 million, which included investment banking fees, legal and accounting fees, transaction bonuses and the acceleration of certain benefits for the former Treadco officers, for a fair value net gain recognized of $5.0 million. The Company's investment in Wingfoot at December 31, 2000 and March 31, 2001 was $59.3 million.

NOTE G - OPERATING SEGMENT DATA

The Company used the "management approach" to determine its reportable operating segments as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company's management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company's operating segments.

During the periods being reported on, the Company operated in four defined reportable operating segments:
(1) ABF; (2) G.I. Trucking; (3) Clipper; and (4) Treadco (which was contributed to Wingfoot on October 31, 2000) (see Note F).

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company's management with respect to its reportable segments is before intersegment eliminations of revenues and expenses. Intersegment revenues and expenses are not significant.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical, and are, therefore, not provided. The Company's foreign operations are not significant.


No material changes have occurred in the total assets for any reportable operating segment since December 31, 2000.

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income.

                                                      THREE MONTHS ENDED
                                                          MARCH 31
                                                       2001        2000
                                                    ---------    ---------
                                                        ($ thousands)
OPERATING REVENUES
   ABF Freight System, Inc. .....................   $ 325,513    $ 331,836
   G.I. Trucking Company ........................      40,538       37,701
   Clipper ......................................      30,827       29,631
   Treadco, Inc. (1) ............................          --       41,264
   Other revenues and eliminations ..............       3,698        2,583
                                                    ---------    ---------
     Total consolidated operating revenues ......   $ 400,576    $ 443,015
                                                    =========    =========

OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC .........................
   Salaries and wages ...........................   $ 211,754    $ 208,992
   Supplies and expenses ........................      44,005       43,356
   Operating taxes and licenses .................      10,259       10,266
   Insurance ....................................       4,011        4,870
   Communications and utilities .................       4,034        4,021
   Depreciation and amortization ................       9,611        8,235
   Rents and purchased transportation ...........      19,278       23,966
   Other ........................................       1,538          940
   (Gain) loss on sale of revenue equipment .....          72          (51)
                                                    ---------    ---------
                                                      304,562      304,595
                                                    ---------    ---------

G.I. TRUCKING COMPANY
   Salaries and wages ...........................      20,849       18,191
   Supplies and expenses ........................       3,743        3,499
   Operating taxes and licenses .................         986          855
   Insurance ....................................       1,039          853
   Communications and utilities .................         586          502
   Depreciation and amortization ................       1,366        1,067
   Rents and purchased transportation ...........      10,633       11,786
   Other ........................................       1,044          941
   (Gain) on sale of revenue equipment ..........         (50)          (1)
                                                    ---------    ---------
                                                       40,196       37,693
                                                    ---------    ---------

CLIPPER
   Cost of services .............................      27,090       25,808
   Selling, administrative and general ..........       4,078        3,796
   (Gain) loss on sale of revenue equipment .....           9           (3)
                                                    ---------    ---------
                                                    $  31,177    $  29,601
                                                    ---------    ---------

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                            2001          2000
                                                          ---------    ---------
                                                              ($ thousands)
TREADCO, INC. (1)
   Cost of sales ......................................   $      --    $  27,904
   Selling, administrative and general ................          --       13,357
                                                          ---------    ---------
                                                                 --       41,261
                                                          ---------    ---------

Other expenses and eliminations .......................       4,577        3,584
                                                          ---------    ---------
   Total consolidated operating expenses and costs ....   $ 380,512    $ 416,734
                                                          =========    =========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..............................   $  20,951    $  27,241
G.I. Trucking Company .................................         342            8
Clipper ...............................................        (350)          30
Treadco, Inc. (1) .....................................          --            3
Other income (loss) and eliminations ..................        (879)      (1,001)
                                                          ---------    ---------
   Total consolidated operating income (loss) .........   $  20,064    $  26,281
                                                          =========    =========

(1) Tire operations for the three months ended March 31, 2000 were the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.

                                                  THREE MONTHS ENDED
                                                      MARCH 31
                                                    2001      2000
                                                  -------   --------
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages ..........................    65.1%     63.0%
   Supplies and expenses .......................    13.5      13.1
   Operating taxes and licenses ................     3.2       3.1
   Insurance ...................................     1.2       1.5
   Communications and utilities ................     1.2       1.2
   Depreciation and amortization ...............     3.0       2.5
   Rents and purchased transportation ..........     5.9       7.2
   Other .......................................     0.5       0.2
                                                   -----     -----
                                                    93.6%     91.8%
                                                   -----     -----

G.I. TRUCKING COMPANY
   Salaries and wages ..........................    51.4%     48.3%
   Supplies and expenses .......................     9.2       9.3
   Operating taxes and licenses ................     2.4       2.3
   Insurance ...................................     2.6       2.3
   Communications and utilities ................     1.4       1.3
   Depreciation and amortization ...............     3.4       2.8
   Rents and purchased transportation ..........    26.2      31.3
   Other .......................................     2.7       2.4
   (Gain) on sale of revenue equipment .........     (.1)       --
                                                   -----     -----
                                                    99.2%    100.0%
                                                   -----     -----

CLIPPER
   Cost of services ............................    87.9%     87.1%
   Selling, administrative and general .........    13.2      12.8
                                                   -----     -----
                                                   101.1%     99.9%
                                                   -----     -----

TREADCO, INC.(1)
   Cost of sales ...............................      --      67.6%
   Selling, administrative and general .........      --      32.4
                                                   -----     -----
                                                      --     100.0%
                                                   -----     -----

OPERATING INCOME (LOSS)

ABF Freight System, Inc. .......................     6.4%      8.2%
G. I. Trucking Company .........................     0.8       0.0
Clipper ........................................    (1.1)      0.1
Treadco, Inc. (1) ..............................      --       0.0

(1) Tire operations for the three months ended March 31, 2000 were the operations of Treadco, Inc. Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Consolidated revenues for the three months ended March 31, 2001 were $400.6 million compared to $443.0 million for the first quarter 2000, representing a decrease of 9.6%, due primarily to a decline in revenues for Treadco as a result of the contribution of substantially all of the Treadco assets and liabilities to Wingfoot on October 31, 2000 (see Note F). In addition, there were decreases in revenues for ABF, offset, in part, by increases in revenues for G.I. Trucking and Clipper. Operating income decreased 23.7% to $20.1 million for the three months ended March 31, 2001 from $26.3 million in the first quarter 2000. The decrease in operating income is due primarily to a decline in operating income for ABF. Net income for the three months ended March 31, 2001 was $9.1 million, or $0.37 per diluted common share, compared to $13.2 million, or $0.55 per diluted common share for the first quarter 2000. The decrease in net income reflects primarily the decrease in operating income.

The Company continued to experience a slowdown in business levels resulting from a decline in the economy beginning in mid-2000. Tonnage and shipment levels at all of the Company's operating segments were impacted by the slowing economy. If business levels continue at this slower pace, the Company's 2001 business levels, and potentially its results of operations, could continue to be adversely impacted relative to 2000.

ABF FREIGHT SYSTEM, INC.

Effective August 14, 2000, ABF implemented a general rate increase of 5.7%. Revenues for the three months ended March 31, 2001 decreased 0.4%, on a per day basis, to $325.5 million from $331.8 million in the first quarter of 2000. There were 64 workdays in the first quarter of 2001 and 65 workdays in the first quarter of 2000. ABF generated operating income of $21.0 million during the first quarter of 2001, compared to $27.2 million during the same period in 2000.

ABF's decrease in revenue is due primarily to a 6.6% decrease in LTL tonnage per day, when the first quarter of 2001 is compared to the same period in 2000. ABF's first quarter 2001 performance was affected by less available freight due to decreased business levels at customer facilities. The decrease in tonnage was offset, in part, by a 6.0% increase in LTL revenue per hundredweight to $21.41 during the three months ended March 31, 2001 from $20.20 for the first quarter 2000, reflecting a favorable pricing environment.

ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the first quarter 2001 ranged from 3.0 % to 4.5%. The fuel surcharge in effect during the first quarter 2000 ranged from 2.0% to 4.0%.

ABF's operating ratio increased to 93.6% for the three months ended March 31, 2001 from 91.8% during the same period in 2000, as a result of tonnage declines and changes in certain operating expense categories as follows:

Salaries and wages expense increased 2.1% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000. The increase results primarily from the annual general union wage and benefit rate increase on April 1, 2000 of approximately 3.0%, as well as an increase in wages and benefit costs for road drivers, resulting from ABF's decision to utilize additional road drivers and company-owned equipment to move freight, in certain poor service rail lanes, rather than rail. These cost increases were offset, in part, by a

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

decline in worker's compensation costs, which resulted from favorable claims experience in the first quarter of 2001 compared to the same period in 2000.

Supplies and expenses increased 0.4% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000. Equipment repair costs have increased as a result of transferring used road equipment to city use, rather than purchasing new city equipment. Fuel costs continue to be at high levels with an average price-per-gallon, net of fuel taxes, of $0.93 for the first quarter 2001 compared to $0.89 for the first quarter 2000. The previously mentioned fuel surcharge on revenue is intended to offset the fuel cost increases.

Insurance expense decreased 0.3% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000. This improvement was due primarily to favorable claims experience for cargo claims and bodily injury and property damage claims.

Depreciation and amortization expense increased 0.5% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to the purchase of 46 road tractors during the first quarter of 2001. The road tractors purchased were used to increase the fleet size in an effort to utilize company-owned equipment and road drivers rather than rail for certain linehaul moves in poor service rail lanes. In addition, tractors were purchased to replace older tractors in the fleet that have been transferred to city use, including some that were under operating leases in the first quarter of 2000.

Rents and purchased transportation decreased 1.3% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000. This decrease is due primarily to a decline in rail utilization to 13.4% of total miles for the first quarter of 2001 compared to 16.2% in the first quarter of 2000, as the Company is utilizing more company-owned equipment and road drivers for certain linehaul moves, as previously discussed. In addition, rents and purchased transportation costs decreased due to the disposal of some tractors under operating leases, as previously mentioned.

G.I. TRUCKING COMPANY

Effective September 1, 2000, G.I. Trucking implemented a general rate increase of 5.9%. G.I. Trucking revenues increased 9.2%, on a per day basis, to $40.5 million for the three months ended March 31, 2001 from $37.7 million during the same period in 2000. G.I. Trucking generated operating income of $342,000 during the first quarter of 2001, compared to $8,000 during the same period in 2000.

G.I. Trucking's increase in revenue is due primarily to a 6.8% increase in total pounds per day over the first quarter 2000. In addition, revenue per hundredweight increased 2.3% for the three months ended March 31, 2001 from the same period in 2000. During the early part of first quarter 2000, G.I. Trucking expanded its operational capabilities in the states of Texas, New Mexico, Oklahoma, Kansas and parts of Missouri, in preparation for adding new business from an existing carrier partner. In addition, during the last half of the first quarter of 2000, G.I. Trucking increased its sales management and sales staff throughout its system by nearly 50% over 1999 levels.

G.I. Trucking implemented a fuel surcharge during the last week of August 1999, based upon a West Coast average fuel index. The fuel surcharge in effect during the first quarter 2001 ranged from 3.7% to 5.8%. The fuel surcharge in effect during the first quarter 2000 ranged from 2.6% to 4.6%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

G.I. Trucking's operating ratio improved to 99.2% for the three months ended March 31, 2001 compared to 100.0% during the same period in 2000, as a result of revenue and yield improvements previously described. In addition, the improvement in the operating ratio results from changes in certain operating expenses as follows:

Salaries and wages expense increased 3.1% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000. This increase is due primarily to increased salaries and benefits related to the addition of drivers in an effort to utilize company-owned equipment rather than third party purchased transportation providers for certain linehaul moves and due to the full quarterly impact in 2001 of the additional sales staff described above. The increase is also due to unfavorable health care claims experience and increased pension costs, offset, in part, by favorable workers' compensation experience.

Insurance expense increased 0.3% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to unfavorable cargo claims experience.

Depreciation and amortization expense increased 0.6% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to the addition of trailers and tractors to G.I. Trucking's fleet during last nine months of 2000, as a result of revenue growth and an effort to utilize company-owned equipment rather than purchased transportation for certain linehaul moves.

Rents and purchased transportation expenses decreased 5.1% as a percent of revenue for the three months ended March 31, 2001, compared to the same period in 2000. G.I. Trucking has decreased its purchased transportation costs by utilizing company-owned equipment and drivers for specific linehaul moves, as previously discussed, and as a result of enhanced analysis of lane-specific cost data during the first quarter 2001 compared to first quarter 2000.

CLIPPER

Clipper implemented a general rate increase of 5.9% for LTL shipments as of August 1, 2000. Revenues for Clipper increased 5.7%, on a per day basis, to $30.8 million for the three months ended March 31, 2001 from $29.6 million during the same period in 2000. Intermodal revenue per shipment increased 8.1% and the number of intermodal shipments increased 18.4% when the first quarter of 2001 is compared to the same period in 2000. Clipper's intermodal division experienced increases in shipment volumes from existing customers when first quarter 2001 is compared to first quarter 2000. LTL revenue per shipment increased 9.8% while LTL shipments declined 22.0% during the first quarter 2001, compared to the same period in 2000. LTL shipment declines reflect Clipper's movement away from unprofitable business and lower business levels resulting from a slow down in the economy. In addition, the LTL division suffered from changes in the shipping pattern of a large customer, which reduced the LTL shipments handled by Clipper.

Clipper's operating ratio increased to 101.1% for the three months ended March 31, 2001 from 99.9% during the same period in 2000. Though overall revenue increased, the slowdown in the U.S. economy made it difficult to profitably replace revenue that was previously lost by Clipper's LTL division. During the first quarter of 2001, Clipper added sales personnel to increase revenues in this competitive environment, which increased salaries and benefits costs. In addition, Clipper experienced cost increases as a result of investing in new information technology to improve network communications and to provide document-imaging applications. Finally, a change in the mix of shipments handled by the LTL division has contributed to a first quarter decline in rail utilization. Clipper's rail utilization was 57.1% of total miles for the three months ended March 31, 2001 compared to 63.5% during the same period in 2000. For Clipper, rail costs per mile are generally less expensive than over-the-road costs per mile.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

TREADCO, INC.

On September 13, 2000, Treadco entered into an agreement with Goodyear to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot") (see Note F). The transaction closed on October 31, 2000. Effective October 31, 2000, Treadco contributed substantially all of its assets and liabilities to Wingfoot in a non-taxable transaction in exchange for a 19% ownership in Wingfoot. Revenue and operating income for Treadco for the three months ended March 31, 2000 were $41.3 million and $3,000, respectively. (See Note G - Operating Segment Data).

In the last half of the 1990's changes were occurring in the traditional relationship between retread equipment and raw materials franchisers and new tire suppliers in Treadco's truck tire retreading and new tire sales business. As a result of these changes, in the first quarter of 1998, ABC began evaluating its then 46% investment in Treadco. This evaluation resulted in ABC's January 1999 proposal to Treadco's Board for ABC to acquire all outstanding Treadco common stock. ABC believed this would lower costs associated with Treadco being a small public company, lower state income tax costs and other tax benefits available to the Company if Treadco were a wholly owned subsidiary, and maximize its flexibility in managing Treadco in this changing environment. As these changes continued to evolve throughout 1999 and 2000, ABC concluded that an alliance of Treadco with one of the major new tire manufacturers, who was expanding its presence in the retread industry, provided Treadco the best opportunity at long-term survival and maximized its current value to ABC. In September 2000, ABC entered into its agreement with The Goodyear Tire & Rubber Company, which created Wingfoot and gave the Company the right to "put" its interest to Goodyear for $74.0 million, as described below.

The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $74.0 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. As provided in the agreement between Goodyear and Treadco, the Company will not share in the profits or losses of Wingfoot during the term of the "put." If the Company does not exercise its right to sell its 19% interest in Wingfoot, the Company will account for its share of Wingfoot's profits or losses beginning May 1, 2004, as provided in the Wingfoot Operating Agreement. If the Company "puts" its interest to Goodyear, the Company will record a pre-tax gain in the amount of $14 million in the quarter its interest is "put." If Goodyear "calls" the Company's interest in Wingfoot, the Company will record a pre-tax gain of $19.0 million during the quarter the "call" is made by Goodyear (see Note F).

INCOME TAXES

The difference between the effective tax rate for the three months ended March 31, 2001 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") has raised the same issue with respect to the Company. There are certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company has been involved in the administrative appeals process with the IRS regarding those factual differences. Based on the most recent information available, it is likely that the Company will receive an unfavorable decision from the IRS on the issues involved. The Company presently intends to pursue its judicial remedies as necessary. If all the issues involved in the pension matter were decided adversely to the Company, the amount of tax and interest due

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

would be approximately $38.0 million. Because of the complex issues and the fact that multiple tax years and IRS examinations of the Company and an acquired company are involved, management believes the resolution of this matter will occur over an extended future period. However, it is likely that the Company will pay a substantial part of the tax and interest in 2001, and then file claims for refunds, in order to pursue judicial remedies with the greatest chance of success. All related income taxes have been provided for, and, in the opinion of management, adequate provision has been made for all related interest liabilities that may arise as a result of the proposed IRS adjustments. In the opinion of management, any additional liability that may arise will not have a material adverse effect on the Company's results of operations, and the impact on the Company's financial position and cash flows should not exceed the amount described above.

OTHER ASSETS

Other assets increased $3.0 million from December 31, 2000 to March 31, 2001, due primarily to incentive pay deferrals and matching contributions made to the Company's Voluntary Savings Plan assets, which are held in a trust account.

ACCRUED EXPENSES

Accrued expenses decreased $19.5 million from December 31, 2000 to March 31, 2001, due primarily to the payment of incentive pay amounts.

OTHER LIABILITIES

Other liabilities increased $7.7 million from December 31, 2000 to March 31, 2001, due to incentive pay deferrals and matching contributions made to the Company's Voluntary Savings Plan assets, which are held in a trust account, and due to an increase in liabilities as a result of recording the fair value of the Company's interest rate swap in the amount of $2.9 million, in accordance with FASB Statement No. 133 (See Note D).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations of $13.2 million, proceeds from assets sales of $0.8 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $14.8 million and reduce outstanding debt during the three months ended March 31, 2001. Cash provided by operations of $12.0 million, proceeds from asset sales of $3.5 million and borrowings were used primarily to purchase revenue equipment and other property and equipment in the amount of $19.8 million during the first quarter of 2000. Revenue equipment includes tractors and trailers used in the Company's motor carrier transportation operations.

The Company is party to a $250 million credit agreement (the "Credit Agreement") with Wells Fargo Bank (Texas), N.A., as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A. as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends into 2003.

At March 31, 2001, there were $110.0 million of Revolver Advances and approximately $21.6 million of letters of credit outstanding. At March 31, 2001, the Company had approximately $118.4 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and requires the Company to meet certain quarterly financial ratio tests. As of March 31, 2001, the Company was in compliance with the covenants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which is currently 0.55%. The fair value of the Company's interest rate swap was ($2.9) million and ($0.1) million at March 31, 2001 and December 31, 2000, respectively. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments.

The Company disclosed in its Annual Report for 2000 that it expected to spend between $90.0 million and $100.0 million for capital expenditures in 2001. Because of the economic slowdown and the potential impact on the Company's business levels and results of operations for 2001, the Company has reduced its 2001 forecasted capital expenditures to be no more than $85.0 million.

Management believes, based upon the Company's current levels of operations, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements through 2002, as well as fund its forecasted capital expenditures for 2001 and to fund the payment of potential tax and interest liabilities (see previous discussion under Income Taxes heading).

SEASONALITY

ABF and G.I. Trucking are affected by seasonal fluctuations, which affect tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper's operations are similar to operations at ABF and G.I. Trucking with revenues being weaker in the first quarter and stronger during the months of September and October.

FORWARD-LOOKING STATEMENTS

Statements contained in the Management's Discussion and Analysis section of this report that are not based on historical facts are "forward-looking statements." Terms such as "estimate," "forecast," "expect," "predict," "plan," "anticipate," "believe," "intend," "should," "would," "scheduled," and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risks, including, but not limited to, union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best's subsidiaries; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; competitive initiatives and pricing pressures; general economic conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission ("SEC") public filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates.

In February 1998, the Company entered into an interest rate swap effective
April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently 0.55%). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note D). Details regarding the swap, as of March 31, 2001, are as follows:

        NOTIONAL                                 RATE                             RATE                      FAIR
         AMOUNT            MATURITY              PAID                           RECEIVED                  VALUE (2)
         -------           --------              ----                           --------                  ---------
     $110.0 million     April 1, 2005    5.845% Plus Credit Agreement        LIBOR rate (1)             ($2.9) million
                                         Margin (currently 0.55%)            Plus Credit Agreement
                                                                             Margin (currently 0.55%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at March 31, 2001 to terminate the agreement.

OTHER MARKET RISKS

Since December 31, 2000, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self-retention levels for certain risks arising out of the normal course of its business (see Note C to the Company's unaudited consolidated financial statements).

ITEM 2. CHANGES IN SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

               None.

         (b)  REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ARKANSAS BEST CORPORATION
                                          (Registrant)

Date:   May 11, 2001                 /s/ David E. Loeffler
                                     ------------------------------------------
                                     David E. Loeffler
                                     Vice President-Treasurer, Chief Financial
                                     Officer and Principal Accounting Officer