Form 10-Q
period 2001-06-30
ARKANSAS BEST CORP /DE/
filed 2001-08-09
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2001
                                                    -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                            Class                                              Outstanding at July 31, 2001
       ----------------------------------------------                ---------------------------------------------
                 Common Stock, $.01 par value                                      20,641,398 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX


                                                                                                                    PAGE

PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets -
                      June 30, 2001 and December 31, 2000 ....................................................        3

                    Condensed Consolidated Statements of Income -
                      For the Three and Six Months Ended June 30, 2001 and 2000...............................        5

                    Condensed Consolidated Statement of Stockholders' Equity
                      For the Six Months Ended June 30, 2001..................................................        6

                    Condensed Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 2001 and 2000 ........................................        7

                    Notes to Condensed Consolidated Financial Statements - June 30, 2001 .....................        8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       15

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................       23

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       24

     Item 2.        Changes in Securities ....................................................................       24

     Item 3.        Defaults Upon Senior Securities ..........................................................       24

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       24

     Item 5.        Other Information ........................................................................       24

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       24

SIGNATURES               .....................................................................................       25

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                JUNE 30       DECEMBER 31
                                                                                  2001           2000
                                                                              ------------   ------------
                                                                               (UNAUDITED)        NOTE
                                                                                    ($ thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..............................................   $      3,709   $     36,742
   Trade receivables, less allowances
   (2001 -- $3,910; 2000 -- $4,595) .......................................        163,405        173,485
   Prepaid expenses .......................................................          9,312          8,325
   Deferred income taxes ..................................................         15,582         11,442
   Other ..................................................................          4,510          4,459
                                                                              ------------   ------------
       TOTAL CURRENT ASSETS ...............................................        196,518        234,453

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ....................................................        216,726        208,220
   Revenue equipment ......................................................        364,289        347,388
   Service, office and other equipment ....................................         81,199         74,397
   Leasehold improvements .................................................         13,634         12,693
                                                                              ------------   ------------
                                                                                   675,848        642,698
   Less allowances for depreciation and amortization ......................        313,885        296,679
                                                                              ------------   ------------
                                                                                   361,963        346,019


INVESTMENT IN WINGFOOT ....................................................         59,341         59,341


OTHER ASSETS ..............................................................         58,473         51,893

GOODWILL, less amortization (2001 -- $42,442; 2000 -- $40,416) ............        103,392        105,418
                                                                              ------------   ------------
                                                                              $    779,687   $    797,124
                                                                              ============   ============

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at the date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------


                                                                           JUNE 30        DECEMBER 31
                                                                             2001            2000
                                                                         ------------    ------------
                                                                          (UNAUDITED)        NOTE
                                                                                ($ thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable .................................   $     22,310    $     24,667
   Accounts payable ..................................................         62,657          59,999
   Accrued expenses ..................................................        139,433         168,625
   Federal and state income taxes ....................................          2,314           4,127
   Current portion of long-term debt .................................         17,521          23,948
                                                                         ------------    ------------
       TOTAL CURRENT LIABILITIES .....................................        244,235         281,366


LONG-TERM DEBT, less current portion .................................        141,987         152,997


OTHER LIABILITIES ....................................................         39,626          31,052


DEFERRED INCOME TAXES ................................................         41,085          39,519

COMMITMENTS AND CONTINGENCIES.........................................

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 2001: 1,390,000 shares;
      2000: 1,390,000 shares .........................................             14              14
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2001:  20,549,480 shares; 2000:  20,219,137 shares ......            205             202
   Additional paid-in capital ........................................        199,005         194,211
   Retained earnings .................................................        115,632          98,718
   Treasury stock, at cost, 2001 and 2000: 59,782 shares .............           (955)           (955)
   Accumulated other comprehensive income ............................         (1,147)             --
                                                                         ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY ....................................        312,754         292,190

                                                                         ------------    ------------
                                                                         $    779,687    $    797,124
                                                                         ============    ============

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at the date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30                        JUNE 30
                                                      2001            2000            2001            2000
                                                  ------------    ------------    ------------    ------------
                                                                           (UNAUDITED)
                                                             ($ thousands, except per share data)
OPERATING REVENUES
   Transportation operations ..................   $    406,577    $    424,293    $    807,153    $    826,537
   Tire operations(3) .........................             --          47,694              --          88,465
                                                  ------------    ------------    ------------    ------------
                                                       406,577         471,987         807,153         915,002
                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES AND COSTS
   Transportation operations ..................        386,680         390,298         767,192         766,070
   Tire operations(3) .........................             --          46,598              --          87,559
                                                  ------------    ------------    ------------    ------------
                                                       386,680         436,896         767,192         853,629
                                                  ------------    ------------    ------------    ------------

OPERATING INCOME ..............................         19,897          35,091          39,961          61,373

OTHER INCOME (EXPENSE)
   Net gains on sales of property and other ...            628             252             628           1,569
   Interest expense ...........................         (3,470)         (4,342)         (7,135)         (8,863)
   Other, net .................................           (283)           (609)         (1,182)         (1,132)
                                                  ------------    ------------    ------------    ------------
                                                        (3,125)         (4,699)         (7,689)         (8,426)
                                                  ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ....................         16,772          30,392          32,272          52,947

FEDERAL AND STATE INCOME TAXES
   Current ....................................          9,736          13,206          15,204          20,963
   Deferred ...................................         (2,797)           (563)         (1,844)          1,063
                                                  ------------    ------------    ------------    ------------
                                                         6,939          12,643          13,360          22,026
                                                  ------------    ------------    ------------    ------------

NET INCOME ....................................          9,833          17,749          18,912          30,921
   Preferred stock dividends ..................            999           1,074           1,998           2,149
                                                  ------------    ------------    ------------    ------------

NET INCOME FOR
  COMMON STOCKHOLDERS .........................   $      8,834    $     16,675    $     16,914    $     28,772
                                                  ============    ============    ============    ============

NET INCOME PER COMMON SHARE
BASIC:
NET INCOME PER SHARE (1) ......................   $       0.43    $       0.84    $       0.83    $       1.46
                                                  ------------    ------------    ------------    ------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ...........................     20,454,699      19,785,000      20,402,187      19,774,067
                                                  ============    ============    ============    ============

DILUTED:
NET INCOME PER SHARE (2) ......................   $       0.40    $       0.74    $       0.76    $       1.28
                                                  ------------    ------------    ------------    ------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) .........................     24,834,232      24,081,375      24,764,011      24,077,569
                                                  ============    ============    ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE ..........   $         --    $         --    $         --    $         --
                                                  ============    ============    ============    ============

(1) Gives consideration to preferred stock dividends of $1.0 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively, and $2.0 million and $2.2 million for the six months ended June 30, 2001 and 2000, respectively.

(2) For the three and six months ended June 30, 2001 and 2000, conversion of preferred shares into common is assumed.

(3) Tire operations for the three months and six months ended June 30, 2000 included the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                        ADDITIONAL
                                                 PREFERRED STOCK                COMMON STOCK             PAID-IN
                                              SHARES         AMOUNT         SHARES         AMOUNT        CAPITAL
                                           ------------   ------------   ------------   ------------   ------------
                                                                         (UNAUDITED)
                                                                        ($ thousands)

BALANCES AT JANUARY 1, 2001 ............          1,390   $         14         20,219   $        202   $    194,211
Net income .............................             --             --             --             --             --
Change in fair value of interest
   rate swap, net of taxes .............             --             --             --             --             --

       Comprehensive income(b) .........

Issuance of common stock ...............             --             --            330              3          2,842
Tax effect of stock options
   exercised and other .................             --             --             --             --          1,952
Dividends paid on preferred stock ......             --             --             --             --             --
                                           ------------   ------------   ------------   ------------   ------------
BALANCES AT JUNE 30, 2001 ..............          1,390   $         14         20,549   $        205   $    199,005
                                           ============   ============   ============   ============   ============





                                                             ACCUMULATED
                                               RETAINED         OTHER
                                               EARNINGS     COMPREHENSIVE       TREASURY        TOTAL
                                              (DEFICIT)        LOSS(a)           STOCK          EQUITY
                                             ------------   -------------    ------------    ------------
                                                                      (UNAUDITED)
                                                                     ($ thousands)

BALANCES AT JANUARY 1, 2001 ............     $     98,718    $         --    $       (955)   $    292,190
Net income .............................           18,912              --              --          18,912
Change in fair value of interest
   rate swap, net of taxes .............               --          (1,147)             --          (1,147)
                                                                                             ------------
       Comprehensive income(b) .........                                                           17,765
                                                                                             ------------
Issuance of common stock ...............               --              --              --           2,845
Tax effect of stock options
   exercised and other .................               --              --              --           1,952
Dividends paid on preferred stock ......           (1,998)             --              --          (1,998)
                                             ------------    ------------    ------------    ------------
BALANCES AT JUNE 30, 2001 ..............     $    115,632    $     (1,147)   $       (955)   $    312,754
                                             ============    ============    ============    ============



(a) Net of tax benefits of $0.7 million.
(b) Comprehensive income for three months ended June 30, 2001 was $10.5 million.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                  SIX MONTHS ENDED
                                                                     JUNE 30
                                                               2001            2000
                                                           ------------    ------------
                                                                   (UNAUDITED)
                                                                  ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ...........   $     23,344    $     53,927

INVESTING ACTIVITIES
   Purchases of property, plant and equipment ..........        (44,413)        (54,198)
   Proceeds from asset sales ...........................          6,540           7,185
   Other ...............................................           (542)         (1,280)
                                                           ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES ..................        (38,415)        (48,293)
                                                           ------------    ------------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities ........         44,300          89,800
   Payments under revolving credit facilities ..........        (21,300)        (81,100)
   Payments on long-term debt ..........................        (16,695)         (8,880)
   Dividends paid ......................................         (1,998)         (2,149)
   Net increase (decrease) in bank overdraft ...........         (2,454)          1,366
   Retirement of bonds .................................        (23,048)         (4,781)
   Other, net ..........................................          3,233             264
                                                           ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES ..................        (17,962)         (5,480)
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...        (33,033)            154
   Cash and cash equivalents at beginning of period ....         36,742           4,319
                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $      3,709    $      4,473
                                                           ============    ============

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. ("ABF"); G.I. Trucking Company ("G.I. Trucking"); Clipper Exxpress Company and related companies ("Clipper"); and FleetNet America, LLC. The Company's 2000 operations included the truck tire retreading and new tire sales operations of Treadco, Inc. ("Treadco") until October 31, 2000 (see Note G).

See Note H - Subsequent Event for a discussion of the sale of G.I. Trucking to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes") of Richmond, Virginia which closed on August 1, 2001.

Approximately 80% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT").

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The difference between the effective tax rate for the three months and six months ended June 30, 2001 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

In June, 2001, the Company retired a portion of its outstanding WorldWay Corporation 6 1/4% convertible subordinated debentures with a face value of $24.6 million at an average cost of $93.17 per $100.00 or $23.0 million in cash. The second quarter 2001 gain resulting from the bond retirement was $740,000. Debentures with a face value of $5.1 million and a book value of $4.9 million remain outstanding.

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

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 83 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

As of June 30, 2001, the Company has accrued approximately $2.5 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

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

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company entered into an interest rate swap agreement on February 23, 1998 with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy is to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the current Credit Agreement margin of 0.55%) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company has designated its benchmark variable 30-day LIBOR-based interest rate on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. If the Company had terminated the interest rate swap on June 30, 2001, it would have had to pay an estimated $1.9 million. The Company recognized this liability on its balance sheet in other liabilities in accordance with Statement No. 133, at June 30, 2001, through other comprehensive income, net of income taxes.

The Company reported no gain or loss during the second quarter of 2001 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $110.0 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

NOTE E - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Statement 142 is effective for the Company on January 1, 2002, and beginning on that date, the Company will no longer amortize its goodwill, but will review it annually for impairment. At June 30, 2001 the Company's assets include goodwill of $103.4 million of which $65.1 is from a 1988 leveraged buyout transaction and $38.3 is from the 1994 acquisition of Clipper. The Company's annual goodwill amortization expense is $4.1 million. Statement 142 requires that the Company perform transitional impairment testing on its goodwill during the first six months of 2002 based on January 1, 2002 values. The Company will perform the required impairment testing beginning in the first quarter of 2002.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30                       JUNE 30
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------
                                                                 ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
     Net income ..................................   $      9,833    $     17,749    $     18,912    $     30,921
   Preferred stock dividends .....................           (999)         (1,074)         (1,998)         (2,149)
                                                     ------------    ------------    ------------    ------------
   Numerator for basic earnings per share --
   Net income available to
     common stockholders .........................          8,834          16,675          16,914          28,772
   Effect of dilutive securities(1) ..............            999           1,074           1,998           2,149
                                                     ------------    ------------    ------------    ------------
   Numerator for diluted earnings per share --
   Net income available to
     common stockholders .........................   $      9,833    $     17,749    $     18,912    $     30,921
                                                     ============    ============    ============    ============
DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares .......     20,454,699      19,785,000      20,402,187      19,774,067
   Effect of dilutive securities:
      Conversion of preferred stock(1) ...........      3,530,183       3,796,852       3,530,183       3,796,852
      Employee stock options .....................        849,350         499,523         831,641         506,650
                                                     ------------    ------------    ------------    ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion ..............     24,834,232      24,081,375      24,764,011      24,077,569
                                                     ============    ============    ============    ============

NET INCOME PER COMMON SHARE
BASIC:
NET INCOME PER SHARE .............................   $       0.43    $       0.84    $       0.83    $       1.46
                                                     ============    ============    ============    ============

AVERAGE COMMON SHARES OUTSTANDING (BASIC): .......     20,454,699      19,785,000      20,402,187      19,774,067
                                                     ============    ============    ============    ============

DILUTED:
NET INCOME PER SHARE .............................   $       0.40    $       0.74    $       0.76    $       1.28
                                                     ============    ============    ============    ============

AVERAGE COMMON SHARES OUTSTANDING (DILUTED): .....     24,834,232      24,081,375      24,764,011      24,077,569
                                                     ============    ============    ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE .............   $         --    $         --    $         --    $         --
                                                     ============    ============    ============    ============

(1) For the three and six months ended June 30, 2001 and 2000, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------


NOTE G - CONTRIBUTION OF TREADCO'S ASSETS AND LIABILITIES TO WINGFOOT

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

The transaction was accounted for using fair value accounting, as prescribed by the EITF Issue 00-5, which resulted in 81% of the fair value gain being recognized in the fourth quarter of 2000. The fair value of 19% of Wingfoot is $62 million determined by using the discounted "put" price, which represents the fair value of Treadco's net assets at the October 31, 2000 closing date. The Company's carrying value of Treadco's net assets at the closing date was $49 million. The gain on the transaction was $13 million of which 81% was recognized in the fourth quarter of 2000, or $10.5 million. This gain was reduced by costs of the transaction of $5.5 million, which included investment banking fees, legal and accounting fees, transaction bonuses and the acceleration of certain benefits for the former Treadco officers, for a fair value net gain recognized of $5.0 million. The Company's investment in Wingfoot at December 31, 2000 and June 30, 2001 was $59.3 million.

NOTE H - SUBSEQUENT EVENT

On August 1, 2001, the Company sold the stock of G.I. Trucking Company for approximately $40 million in cash to a company formed by the senior executives of G.I. Trucking and Estes. G.I. Trucking and Estes have been partners in ExpressLINK, a North American transportation partnership since 1996. The Company will recognize a pre-tax gain on the sale of approximately $5.2 to $5.8 million in the third quarter of 2001.

The Company will retain ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option to purchase these terminals for approximately $20 million. The facilities have a net book value of approximately $6 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a gain of approximately $14 million in the period they are sold.

The final sales price for G.I. Trucking is subject to adjustments based on the closing balance sheet. The Company estimates that its cash proceeds from the sale, net of costs and income taxes, will be approximately $34 million and will be used to pay down debt.

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

During the periods being reported on, the Company operated in four defined reportable operating segments: 1) ABF; 2) G.I. Trucking (which was sold on August 1, 2001, See Note H); 3) Clipper; and 4) Treadco (which was contributed to Wingfoot on October 31, 2000, See Note G).

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

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                     2001           2000           2001           2000
                                                 ------------   ------------   ------------   ------------
                                                                       ($ thousands)
OPERATING REVENUES
   ABF Freight System, Inc. ..................   $    324,836   $    344,671   $    650,349   $    676,507
   G.I. Trucking Company .....................         41,994         42,795         82,532         80,496
   Clipper ...................................         34,319         34,126         65,147         63,757
   Treadco, Inc.(1) ..........................             --         48,292             --         89,556
   Other revenues and eliminations ...........          5,428          2,103          9,125          4,686
                                                 ------------   ------------   ------------   ------------
     Total consolidated operating revenues ...   $    406,577   $    471,987   $    807,153   $    915,002
                                                 ============   ============   ============   ============

(1) Tire operations for the three months and six months ended June 30, 2000 were the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30                        JUNE 30
                                                              2001            2000            2001            2000
                                                          ------------    ------------    ------------    ------------
                                                                                  ($ thousands)
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC
   Salaries and wages .................................   $    214,022    $    217,449    $    425,776    $    426,441
   Supplies and expenses ..............................         43,358          41,936          87,363          85,293
   Operating taxes and licenses .......................         10,151          10,478          20,410          20,744
   Insurance ..........................................          3,851           5,731           7,861          10,601
   Communications and utilities .......................          3,724           3,592           7,759           7,613
   Depreciation and amortization ......................          9,737           8,900          19,348          17,136
   Rents and purchased transportation .................         19,115          23,070          38,393          47,035
   Other ..............................................          1,049           1,083           2,586           2,023
   (Gain) loss on sale of revenue equipment ...........            (39)           (190)             34            (242)
                                                          ------------    ------------    ------------    ------------
                                                               304,968         312,049         609,530         616,644
                                                          ------------    ------------    ------------    ------------

G.I. TRUCKING COMPANY
   Salaries and wages .................................         21,604          19,453          42,453          37,644
   Supplies and expenses ..............................          4,159           3,627           7,901           7,125
   Operating taxes and licenses .......................            939             774           1,925           1,630
   Insurance ..........................................            991             931           2,030           1,785
   Communications and utilities .......................            559             526           1,145           1,028
   Depreciation and amortization ......................          1,410           1,117           2,777           2,184
   Rents and purchased transportation .................         11,064          13,562          21,698          25,348
   Other ..............................................            970             968           2,012           1,909
   (Gain) loss on sale of revenue equipment ...........              2              (8)            (47)            (10)
                                                          ------------    ------------    ------------    ------------
                                                                41,698          40,950          81,894          78,643
                                                          ------------    ------------    ------------    ------------

CLIPPER
   Cost of services ...................................         29,428          28,646          56,517          54,454
   Selling, administrative and general ................          3,745           4,671           7,824           8,467
   (Gain) loss on sale of revenue equipment ...........             22              --              32              (3)
                                                          ------------    ------------    ------------    ------------
                                                                33,195          33,317          64,373          62,918
                                                          ------------    ------------    ------------    ------------

TREADCO, INC.(1)
   Cost of sales ......................................   $         --    $     32,260    $         --    $     60,163
   Selling, administrative and general ................             --          14,639              --          27,996
                                                          ------------    ------------    ------------    ------------
                                                                    --          46,899              --          88,159
                                                          ------------    ------------    ------------    ------------

Other expenses and eliminations .......................          6,819           3,681          11,395           7,265
                                                          ------------    ------------    ------------    ------------

   Total consolidated operating expenses and costs ....   $    386,680    $    436,896    $    767,192    $    853,629
                                                          ============    ============    ============    ============

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..............................   $     19,868    $     32,622    $     40,819    $     59,863
G.I. Trucking Company .................................            296           1,845             638           1,853
Clipper ...............................................          1,124             809             774             839
Treadco, Inc.(1) ......................................             --           1,393              --           1,397
Other income (loss) and eliminations ..................         (1,391)         (1,578)         (2,270)         (2,579)
                                                          ------------    ------------    ------------    ------------
   Total consolidated operating income ................   $     19,897    $     35,091    $     39,961    $     61,373
                                                          ============    ============    ============    ============

(1) Tire operations for the three months and six months ended June 30, 2000 were the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30                         JUNE 30
                                                    2001            2000             2001             2000
                                                ------------    ------------     ------------     ------------

OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC
   Salaries and wages .......................           65.9%           63.1%            65.5%            63.0%
   Supplies and expenses ....................           13.3            12.2             13.4             12.6
   Operating taxes and licenses .............            3.1             3.0              3.1              3.1
   Insurance ................................            1.2             1.7              1.2              1.6
   Communications and utilities .............            1.1             1.0              1.2              1.1
   Depreciation and amortization ............            3.0             2.6              3.0              2.5
   Rents and purchased transportation .......            5.9             6.7              5.9              7.0
   Other ....................................            0.4             0.3              0.4              0.3
   (Gain) on sale of revenue equipment ......             --            (0.1)              --               --
                                                ------------    ------------     ------------     ------------
                                                        93.9%           90.5%            93.7%            91.2%
                                                ------------    ------------     ------------     ------------
G.I. TRUCKING COMPANY (2)
   Salaries and wages .......................           51.4%           45.5%            51.4%            46.8%
   Supplies and expenses ....................            9.9             8.5              9.6              8.9
   Operating taxes and licenses .............            2.2             1.8              2.3              2.0
   Insurance ................................            2.4             2.2              2.5              2.2
   Communications and utilities .............            1.3             1.2              1.4              1.3
   Depreciation and amortization ............            3.4             2.6              3.4              2.7
   Rents and purchased transportation .......           26.3            31.7             26.3             31.5
   Other ....................................            2.4             2.2              2.4              2.3
   (Gain) on sale of revenue equipment ......             --              --             (0.1)              --
                                                ------------    ------------     ------------     ------------
                                                        99.3%           95.7%            99.2%            97.7%
                                                ------------    ------------     ------------     ------------
CLIPPER
   Cost of services .........................           85.7%           83.9%            86.8%            85.4%
   Selling, administrative and general ......           10.9            13.7             12.0             13.3
   Loss on sale of revenue equipment ........            0.1              --               --               --
                                                ------------    ------------     ------------     ------------
                                                        96.7%           97.6%            98.8%            98.7%
                                                ------------    ------------     ------------     ------------
TREADCO, INC.(1)
   Cost of sales ............................             --            66.8%              --             67.1%
   Selling, administrative and general ......             --            30.3               --             31.3
                                                ------------    ------------     ------------     ------------
                                                          --            97.1%              --             98.4%
                                                ------------    ------------     ------------     ------------

OPERATING INCOME

ABF Freight System, Inc. ....................            6.1%            9.5%             6.3%             8.8%
G. I. Trucking Company ......................            0.7             4.3              0.8              2.3
Clipper .....................................            3.3             2.4              1.2              1.3
Treadco, Inc.(1) ............................             --             2.9               --              1.6

(1) Tire operations for the three months and six months ended June 30, 2000 were the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

(2)      G.I. Trucking was sold on August 1, 2001 - see Note H.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

Consolidated revenues for the three and six months ended June 30, 2001 were $406.6 million and $807.2 million compared to $472.0 million and $915.0 million for the same periods in 2000, representing a decrease of 13.9% and 11.8% due primarily to a decline in revenues for Treadco as a result of the contribution of substantially all of the Treadco assets and liabilities to Wingfoot on October 31, 2000 (see Note G). In addition, there were decreases in revenues for ABF and G.I. Trucking, with Clipper's revenues remaining flat for the three months ended June 30, 2001 compared to the same period in 2000. For the six months ended June 30, 2001, in addition to a decline in revenue due to Treadco, as mentioned above, revenue decreased for ABF, with revenue increasing for both G.I. Trucking and Clipper. Operating income decreased 43.3% and 34.9% to $20.0 million and $40.0 million for the three and six months ended June 30, 2001 from $35.1 million and $61.4 million compared to the same periods in 2000. The decrease in operating income is due primarily to a decline in operating income for ABF. Net income for the three and six months ended June 30, 2001 was $9.8 million and $18.9 million, or $0.40 and $0.76 per diluted common share, compared to $17.7 million and $30.9 million, or $0.74 and $1.28 per diluted common share for the same periods in 2000. The decrease in net income reflects primarily the decrease in operating income.

The Company continued to experience a slowdown in business levels resulting from a decline in the U.S. economy beginning in mid-2000. Tonnage and shipment levels at all of the Company's operating segments were impacted by the slowing economy. If business levels continue at this slower pace, the Company's 2001 business levels, and its results of operations, will continue to be adversely impacted relative to 2000.

The Company's results of operations for the third quarter 2001 will include only one month of G.I. Trucking's operations since G. I. Trucking was sold on August 1, 2001 (see Note H).

ABF FREIGHT SYSTEM, INC.

ABF implemented a general rate increase of 4.9%, effective August 1, 2001.

Effective August 14, 2000, ABF implemented a general rate increases of 5.7%. Revenues for the three and six months ended June 30, 2001 declined 5.8% and 3.1% on a per day basis to $324.8 million and $650.3 million, respectively, from $344.7 million and $676.5 million for the same periods in 2000. ABF generated operating income for the three and six months ended June 30, 2001 of $19.9 million and $40.8 million compared to $32.6 million and $59.9 million for the three and six months ended June 30, 2000.

ABF's decline in revenue is due to a decrease in LTL tonnage which was partially offset by an increase in revenue per hundredweight. ABF's LTL tonnage decreased 9.0% and 7.8% on a per day basis for the three and six months ended June 30, 2001, compared to the same periods in 2000. ABF's performance for the three and six months ended June 30, 2001, was affected by less available freight due to decreased business levels at customer facilities. The decrease in tonnage was offset, in part, by LTL revenue per hundredweight increases of 3.1% and 4.5% to $21.35 and $21.38 when the three and six months ended June 30, 2001 are compared to the same periods in 2000, as the pricing environment remains relatively firm.

ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three and six months ended June 30, 2001 ranged from 3.0% to 4.5% of revenue. The fuel surcharge in effect during the three months ended June 30, 2000 ranged from 3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

to 4.0% of revenue, and the fuel surcharge in effect for the six months ended June 30, 2000 ranged from 2.0% to 4.0% of revenue.

ABF's operating ratio increased to 93.9% and 93.7% for the three and six months ended June 30, 2001 from 90.5% and 91.2% during the same periods in 2000 as a result of tonnage declines and changes in certain operating expense categories as follows:

Salaries and wages expense for the three and six months ended June 30, 2001 increased 2.8% and 2.5% as a percent of revenue compared to the same periods in 2000. The increases result primarily from the annual general IBT contractual wage and benefit rate increase on April 1, 2001 of approximately 3.0%, as well as an increase in wages and benefits costs for road drivers, resulting from ABF's decision to utilize additional road drivers and company-owned equipment to move freight, in certain poor service rail lanes, rather than rail. These cost increases were offset, in part, by a decline in worker's compensation costs, which resulted from favorable claims experience during the three and six months ended June 30, 2001, compared to the same periods in 2000.

Supplies and expenses increased 1.1% and 0.8% as a percent of revenue for the three and six months ended June 30, 2001, compared to the same periods in 2000. Equipment repair costs have increased as a result of transferring used road equipment to city use, rather than purchasing new city equipment and as a result of an older trailer fleet. Fuel costs continue to be at high levels with an average price-per-gallon, net of fuel taxes, of $0.93 for both the three and six months ended June 30, 2001 compared to $0.87 and $0.88 for the same periods in 2000. Fuel expense has also increased as ABF has moved freight from poor service rail lanes to the road, as mentioned above. The previously mentioned fuel surcharge on revenue is intended to offset fuel price increases.

Insurance expense decreased 0.5% and 0.4% as a percent of revenue for the three and six months ended June 30, 2001, compared to the same period in 2000. This improvement was due primarily to favorable claims experience for bodily injury and property damage claims and cargo claims.

Depreciation and amortization expense increased 0.4% and 0.5% as a percent of revenue for the three and six months ended June 30, 2001, compared to the same periods in 2000, due primarily to the purchase of 344 road tractors during the first six months of 2001. The road tractors purchased were to replace older tractors in the fleet that have been transferred to city use, including some that were under operating leases in the first quarter of 2000.

Rents and purchased transportation expense decreased 0.8% and 1.1% as a percent of revenue for the three and six months ended June 30, 2001, compared to the same periods in 2000. This is due primarily to a decline in rail utilization to 12.8% and 13.1% of total miles for the three and six months ended June 30, 2001, compared to 15.2% and 15.7% for the same periods in 2000 as the Company is utilizing more company-owned equipment and road drivers for certain linehaul moves, as previously discussed. In addition, rents and purchased transportation costs decreased due to the disposal of some tractors under operating leases, as previously mentioned.

G.I. TRUCKING COMPANY

G.I. Trucking implemented a general rate increase of 5.9%, effective July 30, 2001.

Effective September 1, 2000, G.I. Trucking implemented a general rate increase of 5.9%. G.I. Trucking's revenues for the three months ended June 30, 2001 decreased 1.9% on a per day basis to $42.0 million from $42.8 million compared to the same period in 2000, while revenue for the six months ended June 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


increased 3.3% on a per day basis to $82.5 million from $80.5 million for the same period in 2000. G. I. Trucking generated operating income of $296,000 and $638,000 for the three and six months ended June 30, 2001, compared to $1.8 million and $1.9 million for the same periods in 2000.

The revenue decrease for the three months resulted primarily from a decrease in G.I. Trucking's revenue per hundredweight of 6.0% for the three months ended June 30, 2001, compared to the same period in 2000. The decline in revenue per hundredweight can be attributed to two factors. G. I. Trucking has increased its emphasis on short-haul, next-day freight with the average length of haul decreasing 24.3% to 753 miles for the three months ended June 30, 2001, compared to 995 miles for the same period in 2000. The other factor is the addition of lower yielding shipments moving in backhaul lanes during the three months ended June 30, 2001. G.I. Trucking's revenue per hundredweight decline was offset, in part, by an increase in tonnage of 4.3% on a per day basis for the three months ended June 30, 2001.

G.I. Trucking's increase in revenue for the six months ended June 30, 2001 is due primarily to a 5.5% increase in total pounds per day over the same period in 2000. During the early part of the first quarter 2000, G.I. Trucking expanded its operational capabilities in the states of Texas, New Mexico, Oklahoma, Kansas and parts of Missouri, in preparation for adding new business from an existing carrier partner. In addition, during the last half of the first quarter of 2000, G.I. Trucking increased its sales management and sales staff throughout its system by nearly 50% over 1999 levels. The increase in pounds per day was offset by a 2.1% decline in revenue per hundredweight due to the previously mentioned emphasis on short-haul, next day freight and the addition of lower yielding shipments moving in backhaul lanes.

G.I. Trucking implemented a fuel surcharge during the last week of August 1999, based upon a West Coast average fuel index. The fuel surcharge in effect during the three and six months ended June 30, 2001, ranged from 3.7% to 4.4% and 3.7% to 5.8%, respectively, compared to a range of 3.1% to 4.5% and 2.6% to 4.6%, respectively, for the same periods in 2000.

G.I. Trucking's operating ratio increased to 99.3% and 99.2% for the three and six months ended June 30, 2001 from 95.7% and 97.7% during the same periods in 2000, in part, as a result of revenue yield declines and changes in certain operating expenses as follows:

Salaries and wages expense increased 5.9% and 4.6% as a percent of revenue during the three and six months ended June 30, 2001, compared to the same periods in 2000. This increase is due, in part, to increased salaries and benefits related to the addition of company drivers in an effort to utilize company-owned equipment rather than third party purchased transportation providers for certain linehaul moves and due to the impact of the additional sales staff described above. In addition to the above mentioned increases, G.I. Trucking was also negatively impacted by unfavorable health care claims experience and higher pension costs.

Supplies and expenses increased 1.4% and 0.7% as a percent of revenue for the three and six months ended June 30, 2001, compared to the same periods in 2000. The increase is due primarily to higher fuel costs and an increase in company-driven linehaul miles as G.I. Trucking has been utilizing more company-owned equipment as previously discussed above. Fuel costs continue to be at high levels with an average price-per-gallon, including taxes, of $1.60 and $1.58 for the three and six months ended June 30, 2001 compared to $1.45 and $1.44 for the same periods in 2000. Company-driven miles, as a percent of total miles, have increased to 32.9% and 32.2%, for the three and six months ending June 30, 2001 compared to 18.2% and 17.5% for the same periods in 2000. G.I. Trucking's fuel surcharge on revenue is intended to offset the fuel price increases.

Depreciation and amortization increased 0.8% and 0.7% as a percent of revenue for the three and six months ended June 30, 2001, compared to the same periods in 2000, due primarily to the addition of trailers and tractors

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


to G.I. Trucking's fleet during both the first six months of 2001 and the last nine months of 2000, as a result of tonnage growth and an effort to utilize company-owned equipment rather than purchased transportation for certain linehaul moves.

Rents and purchased transportation expenses decreased 5.4% and 5.2% as a percent of revenue for the three and six months ended June 30, 2001, as compared to the same periods in 2000. G.I. Trucking has decreased its purchased transportation costs by utilizing company-owned equipment and drivers for specific linehaul moves, as previously discussed, and as a result of enhanced analysis of lane-specific cost data during the first six months of 2001 compared to the same period in 2000.

CLIPPER

Clipper implemented a general rate increase of 4.9% for LTL shipments as of August 13, 2001.

Revenues for Clipper were $34.3 million and $65.1 million for the three and six months ended June 30, 2001, representing increases on a per day basis of 0.5% and 3.0% from the same periods in 2000. Intermodal revenue per shipment increased 1.5% and 4.5% and the number of shipments increased 33.3% and 26.1% for the three and six months ended June 30, 2001, compared to the same periods in 2000. Intermodal's shipments for both the three and six months increased primarily as a result of increased shipment volumes from existing customers. LTL revenue per shipment increased 7.9% and 8.8% while LTL shipments declined 21.7% and 21.9% for the three and six months ended June 30, 2001, compared to the same periods in 2000. LTL shipment declines reflect Clipper's movement away from unprofitable business and lower business levels, resulting from a slowdown in the U.S. economy. In addition, the LTL division suffered from changes in the shipping pattern of a large customer, which reduced the LTL shipments handled by Clipper.

Clipper's operating ratio improved to 96.7% for the three months ended June 30, 2001 from 97.6% during the same period in 2000, while increasing slightly to 98.8% for the six months ended June 30, 2001, compared to 98.7% for the same period in 2000. The increase in intermodal shipments and revenue per shipment compared to 2000 is the primarily reason for the improvement in the operating ratio for the three months ended June 30, 2001. For the six months ended June 30, 2001, increases in intermodal shipments and revenue per shipment were offset by LTL revenue declines and some costs increases in the LTL division. During the first three months of 2001, Clipper added LTL sales personnel to increase revenues in this competitive environment, which increased salaries and benefits costs. In addition, Clipper experienced costs increases as a result of investing in new information technology to improve network communications and to provide document-imaging applications. Finally, a change in the mix of shipments handled by the LTL division contributed to a decline in rail utilization. Clipper's rail utilization was 58.1% and 58.5% of total miles for the three and six months ended June 30, 2001, compared to 65.9% and 64.5% during the same periods in 2000. For Clipper, rail costs per mile are generally less expensive than over-the-road costs per mile.

TREADCO, INC.

On September 13, 2000, Treadco entered into an agreement with Goodyear to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot") (see Note G). The transaction closed on October 31, 2000. Effective October 31, 2000, Treadco contributed substantially all of its assets and liabilities to Wingfoot in a non-taxable transaction in exchange for a 19% ownership in Wingfoot. Revenue for Treadco for the three and six months ended June 30, 2000 was $48.3 million and $89.6 million, respectively. Operating income for Treadco was $1.4 million for both the three and six months ended June 30, 2000. (See Note I - Operating Segment Data).

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

The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $74.0 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. As provided in the agreement between Goodyear and Treadco, the Company will not share in the profits or losses of Wingfoot during the term of the "put." If the Company does not exercise its right to sell its 19% interest in Wingfoot, the Company will account for its share of Wingfoot's profits or losses beginning May 1, 2004, as provided in the Wingfoot Operating Agreement. If the Company "puts" its interest to Goodyear, the Company will record a pre-tax gain in the amount of $14 million in the quarter its interest is "put." If Goodyear "calls" the Company's interest in Wingfoot, the Company will record a pre-tax gain of $19.0 million during the quarter the "call" is made by Goodyear (see Note G).

INCOME TAXES

The difference between the effective tax rate for the three and six months ended June 30, 2001 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") has raised the same issue with respect to the Company. There are certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company has been involved in the administrative appeals process with the IRS regarding those factual differences. Based on the most recent information available, it is likely that the Company will receive an unfavorable decision from the IRS on the issues involved. The Company presently intends to pursue its judicial remedies as necessary. If all the issues involved in the pension matter were decided adversely to the Company, the amount of tax and interest due and unpaid as of June 30, 2001 would be approximately $28.0 million. In June 2001, the Company paid approximately $12.4 million of the tax and interest and it is likely that the remaining approximately $28.0 million of tax and interest will be assessed by the IRS and paid by the Company within the next nine months. Because of the complex issues and the fact that multiple tax years and IRS examinations of the Company and an acquired company are involved, management believes the resolution of this matter will occur over an extended future period. If the remaining tax and interest is assessed and paid, the Company presently intends to file claims for refunds, in order to pursue judicial remedies with the greatest chance of success. All related income taxes have been provided for, and, in the opinion of management, adequate provision has been made for all related

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


interest liabilities that may arise as a result of the proposed IRS adjustments. In the opinion of management, any additional liability that may arise will not have a material adverse effect on the Company's results of operations, and the impact on the Company's financial position and cash flows should not exceed the amount described above.

OTHER ASSETS

Other assets increased $6.6 million from December 31, 2000 to June 30, 2001, due primarily to incentive pay deferrals and matching contributions made to the Company's Voluntary Savings Plan assets, which are held in a trust account.

ACCRUED EXPENSES

Accrued expenses decreased $29.2 million from December 31, 2000 to June 30, 2001, due primarily to the payment of incentive pay amounts, a decrease in the required reserves for loss, injury, damage and workers' compensation claims and a decrease in accrued interest due to the payment of interest to the IRS as described above.

OTHER LIABILITIES

Other liabilities increased $8.6 million from December 31, 2000 to June 30, 2001, due to incentive pay deferrals and matching contributions made to the Company's Voluntary Savings Plan assets, which are held in a trust account. In addition, other liabilities increased due to an increase in the accruals for supplemental pension benefits and due to an increase in liabilities as a result of recording the fair value of the Company's interest rate swap in the amount of $1.9 million, in accordance with FASB Statement No. 133 (See Note D).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations of $23.3 million, proceeds from asset sales of $6.5 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $44.4 million and reduce outstanding debt during the six months ended June 30, 2001 including the retirement of $24.6 million in face value of the Company's WorldWay 6 1/4% convertible subordinated debentures (See Note B). Cash provided by operations of $53.9 million and proceeds from asset sales of $7.2 million were used primarily to purchase revenue equipment and other property and equipment in the amount of $54.2 million and reduce outstanding debt during the six months ended June 30, 2000. Revenue equipment includes tractors and trailers used in the Company's motor carrier transportation operations.

The Company is party to a $250 million credit agreement (the "Credit Agreement") with Wells Fargo Bank ("Texas"), N.A., as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank ("Texas"), N.A., as Co-Documentation Agents. The Credit Agreement provides for up to $250 million of revolving credit loans (including letters of credit) and extends into 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


At June 30, 2001, there were $133.0 million of Revolver Advances and approximately $22.2 million of letters of credit outstanding. At June 30, 2001, the Company had approximately $94.8 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of June 30, 2001, the Company was in compliance with the covenants.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which is currently 0.55%. The fair value of the Company's interest rate swap was ($1.9) million and ($0.1) million at June 30, 2001 and December 31, 2000, respectively. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments.

The Company disclosed in its Annual Report for 2000 that it expected to spend between $90.0 million and $100.0 million for capital expenditures in 2001. Because of the economic slowdown and the potential impact on the Company's business levels and results of operations for 2001, the Company has reduced its 2001 forecasted capital expenditures to be approximately $80.0 million.

Management believes, based upon the Company's current levels of operations, the Company's cash, capital resources, borrowings available under the Credit Agreement and cash flow from operations will be sufficient to finance current and future operations and meet all present and future debt service requirements through 2002, as well as fund its forecasted capital expenditures for 2001 and to fund the payment of potential tax and interest liabilities (see previous discussion under Income Taxes heading.)

See Note H - Subsequent Event regarding the Company's sale of G.I. Trucking Company on August 1, 2001.

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .55%). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note D). Details regarding the swap, as of June 30, 2001, are as follows:

    Notional                         Rate            Rate            Fair
     Amount     Maturity             Paid            Received        Value(2)
    -------     --------             ----            --------        --------
$110.0 million  April 1, 2005  5.845% Plus        LIBOR rate (1)  ($1.9) million
                               Credit Agreement   Plus Credit
                               Margin (currently  Agreement Margin
                               .55%)              (currently .55%)


(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at June 30, 2001 to terminate the agreement.

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

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders was held on April 25, 2001. The first proposal considered at the Annual Meeting was to elect two persons to serve as directors of the Company. The results of this proposal were as follows:

             Directors                   Votes For              Votes Withheld
         Robert A. Young, III           15,573,136                  2,541,897
         Frank Edelstein                17,974,881                   140,152

         The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2001. This proposal received 17,982,058 votes for adoption, 109,536 against adoption, 23,439 abstentions and no broker non-votes.


ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  10. Stock Purchase Agreement by and between Arkansas Best Corporation and Estes Express Lines dated as of August 1, 2001

         (b)      REPORTS ON FORM 8-K.

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ARKANSAS BEST CORPORATION
                                              (Registrant)

Date:   August 9, 2001               /s/ David E. Loeffler
                                     --------------------------------------
                                     David E. Loeffler
                                     Vice President-Treasurer,
                                     Chief Financial Officer
                                     and Principal Accounting Officer

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                           DESCRIPTION
       ------                           -----------
         10.      Agreement for the sale of G.I. Trucking Company dated August
                  1, 2001, by and between Arkansas Best Corporation and Estes
                  Express Lines.