Form 10-Q
period 2001-09-30
ARKANSAS BEST CORP /DE/
filed 2001-11-13
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                Outstanding at October 31, 2001
         ----------------------------    -------------------------------
         Common Stock, $.01 par value          24,411,581 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                           PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets -
                      September 30, 2001 and December 31, 2000 ........      3

                    Condensed Consolidated Statements of Income -
                      For the Three and Nine Months Ended
                      September 30, 2001  and 2000......................     5

                    Condensed Consolidated Statement of Stockholders'
                      Equity - For the Nine Months Ended
                      September 30, 2001................................     6

                    Condensed Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 2001 and
                      2000 .............................................     7

                    Notes to Condensed Consolidated Financial Statements -
                      September 30, 2001 ................................    8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............   16

     Item 3.        Quantitative and Qualitative Disclosures About
                      Market Risk........................................   24

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ...................................   25

     Item 2.        Changes in Securities ...............................   25

     Item 3.        Defaults Upon Senior Securities .....................   25

     Item 4.        Submission of Matters to a Vote of Security
                      Holders ...........................................   25

     Item 5.        Other Information ...................................   25

     Item 6.        Exhibits and Reports on Form 8-K ....................   25

SIGNATURES ..............................................................   26

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
-------------------------------------

                                                                        SEPTEMBER 30   DECEMBER 31
                                                                            2001          2000
                                                                        ------------   -----------
                                                                        (UNAUDITED)       NOTE
                                                                               ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...........................................  $ 13,134       $ 36,742
   Accounts receivables, less allowances
   (2001 -- $4,022; 2000 -- $4,595) ....................................   149,668        173,485
   Prepaid expenses ....................................................     8,156          8,325
   Deferred income taxes ...............................................    12,423         11,442
   Other ...............................................................     3,871          4,459
                                                                          --------       --------
       TOTAL CURRENT ASSETS ............................................   187,252        234,453

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .................................................   213,490        208,220
   Revenue equipment ...................................................   341,189        347,388
   Service, office and other equipment .................................    77,081         74,397
   Leasehold improvements ..............................................    13,750         12,693
                                                                          --------       --------
                                                                           645,510        642,698
   Less allowances for depreciation and amortization ...................   302,242        296,679
                                                                          --------       --------
                                                                           343,268        346,019


INVESTMENT IN WINGFOOT .................................................    59,341         59,341

OTHER ASSETS ...........................................................    59,667         51,893

GOODWILL, less amortization (2001 -- $43,456; 2000 -- $40,416) .........   102,339        105,418
                                                                          --------       --------
                                                                          $751,867       $797,124
                                                                          ========       ========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------

                                                                            SEPTEMBER 30  DECEMBER 31
                                                                               2001          2000
                                                                            ----------    -----------
                                                                            (UNAUDITED)      NOTE
                                                                                   ($ thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ......................................  $  17,767   $  24,667
   Accounts payable .......................................................     56,169      59,999
   Accrued expenses .......................................................    134,684     168,625
   Federal and state income taxes .........................................      6,020       4,127
   Current portion of long-term debt ......................................     16,572      23,948
                                                                             ---------   ---------
       TOTAL CURRENT LIABILITIES ..........................................    231,212     281,366


LONG-TERM DEBT, less current portion ......................................    115,131     152,997


OTHER LIABILITIES .........................................................     44,395      31,052


DEFERRED INCOME TAXES .....................................................     35,362      39,519


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares;
      issued and outstanding 2000: 1,390,000 shares .......................         --          14
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2001: 24,423,319 shares; 2000: 20,219,137 shares .............        244         202
   Additional paid-in capital .............................................    202,817     194,211
   Retained earnings ......................................................    128,163      98,718
   Treasury stock, at cost, 2001 and 2000: 59,782 shares ..................       (955)       (955)
   Accumulated other comprehensive loss ...................................     (4,502)         --
                                                                             ---------   ---------
       TOTAL STOCKHOLDERS' EQUITY .........................................    325,767     292,190

COMMITMENTS AND CONTINGENCIES .............................................         --          --
                                                                             ---------   ---------
                                                                             $ 751,867   $ 797,124
                                                                             =========   =========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30                 SEPTEMBER 30
                                                        2001           2000           2001          2000
                                                    ------------   ------------   ------------   ------------
                                                                          (UNAUDITED)
                                                              ($ thousands, except per share data)
OPERATING REVENUES
   Transportation operations (4) .................  $    381,554   $    436,667   $  1,188,707   $  1,263,204
   Tire operations(3) ............................            --         51,801             --        140,266
                                                    ------------   ------------   ------------   ------------
                                                         381,554        488,468      1,188,707      1,403,470
                                                    ------------   ------------   ------------   ------------

OPERATING EXPENSES AND COSTS
   Transportation operations (4) .................       360,347        394,701      1,127,539      1,160,772
   Tire operations(3) ............................            --         49,372             --        136,931
                                                    ------------   ------------   ------------   ------------
                                                         360,347        444,073      1,127,539      1,297,703
                                                    ------------   ------------   ------------   ------------

OPERATING INCOME .................................        21,207         44,395         61,168        105,767

OTHER INCOME (EXPENSE)
   Net gains on sales of property and
     non-revenue equipment .......................            --            437            628          2,006
   Gain on sale of G.I. Trucking Company .........         4,642             --          4,642             --
   Interest expense ..............................        (2,932)        (4,144)       (10,067)       (13,007)
   Other, net ....................................          (898)        (1,221)        (2,079)        (2,352)
                                                    ------------   ------------   ------------   ------------
                                                             812         (4,928)        (6,876)       (13,353)
                                                    ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES .......................        22,019         39,467         54,292         92,414

FEDERAL AND STATE INCOME TAXES
   Current .......................................         7,278         12,934         22,482         33,898
   Deferred ......................................         1,721          3,208           (122)         4,270
                                                    ------------   ------------   ------------   ------------
                                                           8,999         16,142         22,360         38,168
                                                    ------------   ------------   ------------   ------------

NET INCOME .......................................        13,020         23,325         31,932         54,246
   Preferred stock dividends .....................           489            999          2,487          3,123
                                                    ------------   ------------   ------------   ------------

NET INCOME FOR COMMON STOCKHOLDERS ...............  $     12,531   $     22,326   $     29,445   $     51,123
                                                    ============   ============   ============   ============

NET INCOME PER COMMON SHARE
BASIC:
NET INCOME PER SHARE (1) .........................  $       0.57   $       1.12   $       1.41   $       2.58
                                                    ------------   ------------   ------------   ------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) ..............................    21,947,611     19,882,056     20,917,328     19,810,063
                                                    ============   ============   ============   ============
DILUTED:
NET INCOME PER SHARE (2) .........................  $       0.52   $       0.97   $       1.28   $       2.27
                                                    ------------   ------------   ------------   ------------

AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) ............................    25,141,502     24,081,674     24,889,829     23,901,158
                                                    ============   ============   ============   ============
CASH DIVIDENDS PAID PER COMMON SHARE .............  $         --   $         --   $         --   $         --
                                                    ============   ============   ============   ============

(1) Gives consideration to preferred stock dividends of $0.5 million and $1.0 million per quarter for the three months ended September 30, 2001 and 2000, respectively and $2.5 million and $3.1 million for the nine months ended September 30, 2001 and 2000, respectively.

(2) For the three and nine months ended September 30, 2000, conversion of preferred shares into common is assumed. For the three and nine months ended September 30, 2001, conversion of preferred shares into common shares is assumed for the period prior to the September 14 preferred redemption date.

(3) Tire operations for the three months and nine months ended September 30, 2000 included the operations of Treadco, Inc. ("Treadco"). Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2000.

(4) Includes one month of operations for G.I. Trucking for the quarter ended September 30, 2001 and seven months of operations for the nine-month period ended September 30, 2001. G.I. Trucking Company was sold on August 1, 2001.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
---------------------------------------------------------

                                                                                                                   ACCUMULATED
                                                PREFERRED STOCK         COMMON STOCK        ADDITIONAL               OTHER
                                               -----------------       --------------        PAID-IN    RETAINED  COMPREHENSIVE
                                                SHARES    AMOUNT      SHARES     AMOUNT      CAPITAL    EARNINGS     LOSS(a)
                                               -------    ------      ------     ------     ----------  --------  -------------
                                                                                    (UNAUDITED)
                                                                                   ($ thousands)
BALANCES AT JANUARY 1, 2001 ...............      1,390  $      14      20,219   $     202   $ 194,211   $  98,718   $     --
Net income ................................         --         --          --          --          --      31,932         --
Change in fair value of interest
   rate swap, net of tax benefits .........         --         --          --          --          --          --     (4,214)
Foreign currency translation,
   net of taxes ...........................         --         --          --          --          --          --       (288)
     Comprehensive income (b) .............

Issuance of common stock ..................                               693           7       6,397

Conversion of preferred stock to
   common stock ...........................     (1,383)       (14)      3,511          35         (21)         --         --
Redemption of preferred stock .............         (7)        --          --                    (380)         --         --
Tax effect of stock options exercised......         --         --          --          --       1,144          --         --
Other .....................................         --         --          --          --       1,466          --         --
Dividends paid on preferred stock .........         --         --          --          --          --      (2,487)        --
                                             ---------  ---------   ---------   ---------   ---------   ---------   --------
BALANCES AT SEPTEMBER 30, 2001 ............         --  $      --      24,423   $     244   $ 202,817   $ 128,163   $ (4,502)
                                             =========  =========   =========   =========   =========   =========   ========


                                               TREASURY     TOTAL
                                                STOCK      EQUITY
                                              ----------   ------
                                                  (UNAUDITED)
                                                 ($ thousands)
BALANCES AT JANUARY 1, 2001 ...............   $   (955)   $292,190
Net income ................................         --      31,932
Change in fair value of interest
   rate swap, net of tax benefits .........         --      (4,214)
Foreign currency translation,
   net of taxes ...........................         --        (288)
                                                          --------
     Comprehensive income (b) .............                 27,430
                                                          --------
Issuance of common stock ..................                  6,404
Conversion of preferred stock to
   common stock ...........................         --        (380)
Redemption of preferred stock .............         --        (380)
Tax effect of stock options exercised......         --       1,144
Other .....................................         --       1,466
Dividends paid on preferred stock .........         --      (2,487)
                                             ----------   --------
BALANCES AT SEPTEMBER 30, 2001 ............   $   (955)   $325,767
                                             ==========   ========

(a) Net of tax benefits of $2.7 million.

(b) Comprehensive income for the three months ended September 30, 2001 was $9.7 million.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                  2001        2000
                                                                ---------   ---------
                                                                    (UNAUDITED)
                                                                   ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities .................  $  48,599   $  94,792

INVESTING ACTIVITIES
   Purchases of property, plant and equipment ................    (70,417)    (86,938)
   Proceeds from asset sales .................................      7,578       9,000
   Proceeds from the sale of G.I. Trucking Company ...........     40,455          --
   Other .....................................................     (1,710)     (2,112)
                                                                ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES ........................    (24,094)    (80,050)
                                                                ---------   ---------

FINANCING ACTIVITIES
   Borrowings under revolving credit facility ................     88,400     106,600
   Payments under revolving credit facility ..................    (88,400)    (97,900)
   Payments on long-term debt ................................    (21,461)    (13,197)
   Dividends paid ............................................     (2,487)     (3,123)
   Net increase (decrease) in bank overdraft .................     (7,103)      2,639
   Retirement of bonds .......................................    (23,087)     (4,781)
   Purchase of preferred stock ...............................       (380)     (3,924)
   Other, net ................................................      6,405       1,464
                                                                ---------   ---------
NET CASH USED BY FINANCING ACTIVITIES ........................    (48,113)    (12,222)
                                                                ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........    (23,608)      2,520
   Cash and cash equivalents at beginning of period ..........     36,742       4,319
                                                                ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................  $  13,134   $   6,839
                                                                =========   =========


See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001
----------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. ("ABF"); Clipper Exxpress Company and related companies ("Clipper"); FleetNet America, LLC; and until August 1, 2001, G.I. Trucking Company ("G.I. Trucking") (see Note I). The Company's 2000 operations included the truck tire retreading and new tire sales operations of Treadco, Inc. ("Treadco") until October 31, 2000 (see Note H).

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

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The difference between the effective tax rate for the three months and nine months ended September 30, 2001 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

During 2001, the Company retired a portion of its outstanding WorldWay Corporation 6 1/4% convertible subordinated debentures with a face value of $24.8 million at an average cost of $93.10 per $100.00 or $23.1 million in cash. The gain resulting from the bond retirement for the nine months ended September 30, 2001 was $0.8 million. Debentures with a face value of $5.1 million and a book value of $4.9 million remain outstanding at September 30, 2001.

On August 13, 2001, the Company announced the redemption of its $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (ABFSP). As of August 10, 2001, 1,390,000 shares of preferred stock were outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the preferred stock were converted to 3,511,439 shares of common stock. A total of 7,350 shares of preferred stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their preferred stock.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

NOTE C - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits (see Note D).

The Company's subsidiaries store some fuel for its tractors and trucks in approximately 78 underground tanks located in 25 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

As of September 30, 2001, the Company has accrued approximately $2.4 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

NOTE D - RELIANCE INSURANCE COMPANY INSOLVENCY

Reliance Insurance Company insured the Company's workers' compensation claims in excess of $300,000 for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of September 30, 2001, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.4 million. Based upon the limited available Reliance financial information, the Company estimates its current exposure to Reliance to be $0.5 million, for which it established reserves in the third quarter of 2001. In evaluating that same financial information, the Company anticipates receiving, through orderly liquidation, reimbursement for future claims payments, a process that could take several years.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company entered into an interest rate swap agreement on February 23, 1998 with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy is to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the current Credit Agreement margin of 0.55%) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company has designated its benchmark variable 30-day LIBOR-based interest rate on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. If the Company had terminated the interest rate swap on September 30, 2001, it would have had to pay an estimated $6.9 million. The Company recognized this liability on its balance sheet in other liabilities in accordance with Statement No. 133, at September 30, 2001, through other comprehensive income, net of income tax benefits.

The Company reported no gain or loss during the third quarter of 2001 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $110.0 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Statement 142 is effective for the Company on January 1, 2002, and beginning on that date, the Company will no longer amortize its goodwill, but will review it annually for impairment. At September 30, 2001 the Company's assets include goodwill of $102.3 million of which $64.4 is from a 1988 leveraged buyout transaction and $37.9 is from the 1994 acquisition of Clipper. The Company's annual goodwill amortization expense is $4.1 million. Statement 142 requires that the Company perform transitional impairment testing on its goodwill during the first six months of 2002 based on January 1, 2002 values. The Company will perform the required impairment testing beginning in the first quarter of 2002.

On August 15, 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement is effective for the Company in 2003. The Company is evaluating the impact, if any, the Statement will have on its financial statements and related disclosures.

On October 3, 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Statement is effective for the Company January 1, 2002.The Company is evaluating the impact, if any, the Statement will have on its financial statements and related disclosures.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30                SEPTEMBER 30
                                                              2001            2000          2001          2000
                                                          ------------   ------------   ------------   ------------
                                                                        ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share --
     Net income ........................................  $     13,020   $     23,325   $     31,932   $     54,246
     Preferred stock dividends .........................          (489)          (999)        (2,487)        (3,123)
                                                          ------------   ------------   ------------   ------------
   Numerator for basic earnings per share --
     Net income available to
       common shareholders .............................        12,531         22,326         29,445         51,123
   Effect of dilutive securities (1) ...................           489            999          2,487          3,123
                                                          ------------   ------------   ------------   ------------
   Numerator for diluted earnings per share --
     Net income available
       to common shareholders ..........................  $     13,020   $     23,325   $     31,932   $     54,246
                                                          ============   ============   ============   ============
DENOMINATOR:
Denominator for basic earnings
      per share -- weighted-average shares .............    21,947,611     19,882,056     20,917,328     19,810,063
   Effect of dilutive securities:
     Conversion of preferred stock (1) .................     2,356,443      3,530,183      3,138,925      3,530,183
     Employee stock options ............................       837,448        669,435        833,576        560,912
                                                          ------------   ------------   ------------   ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversion ....................    25,141,502     24,081,674     24,889,829     23,901,158
                                                          ============   ============   ============   ============

NET INCOME PER COMMON SHARE
BASIC:
NET INCOME PER SHARE ...................................  $       0.57   $       1.12   $       1.41   $       2.58
                                                          ============   ============   ============   ============

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): ................................    21,947,611     19,882,056     20,917,328     19,810,063
                                                          ============   ============   ============   ============

DILUTED:
NET INCOME PER SHARE ...................................  $       0.52   $       0.97   $       1.28   $       2.27
                                                          ============   ============   ============   ============

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED): ..............................    25,141,502     24,081,674     24,889,829     23,901,158
                                                          ============   ============   ============   ============
CASH DIVIDENDS PAID
   PER COMMON SHARE ....................................  $         --   $         --   $         --   $         --
                                                          ============   ============   ============   ============

(1) For the three and nine months ended September 30, 2000, conversion of preferred shares into common is assumed. For the three and nine months ended September 30, 2001, conversion of preferred shares into common shares is assumed for the period prior to the September 14 preferred redemption date.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

NOTE H - CONTRIBUTION OF TREADCO'S ASSETS AND LIABILITIES TO WINGFOOT

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

The transaction was accounted for using fair value accounting, as prescribed by the EITF Issue 00-5, which resulted in 81% of the fair value gain being recognized in the fourth quarter of 2000. The fair value of 19% of Wingfoot is $62 million determined by using the discounted "put" price, which represents the fair value of Treadco's net assets at the October 31, 2000 closing date. The Company's carrying value of Treadco's net assets at the closing date was $49 million. The gain on the transaction was $13 million of which 81% was recognized in the fourth quarter of 2000, or $10.5 million. This gain was reduced by costs of the transaction of $5.5 million, which included investment banking fees, legal and accounting fees, transaction bonuses and the acceleration of certain benefits for the former Treadco officers, for a fair value net gain recognized of $5.0 million. The Company's investment in Wingfoot at December 31, 2000 and September 30, 2001 was $59.3 million.

NOTE I - SALE OF G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking Company for approximately $40 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes"). G.I. Trucking and Estes have been partners in ExpressLINK, a North American transportation partnership since 1996. The Company recognized a pre-tax gain on the sale of $4.6 million in the third quarter of 2001.

The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for approximately $20 million. The facilities have a net book value of approximately $6 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a gain of approximately $14 million in the period they are sold.

Cash proceeds from the sale of G.I. Trucking, net of costs and income taxes, of approximately $33 million were used to pay down the Company's outstanding debt.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

NOTE J - OPERATING SEGMENT DATA

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

During the periods being reported on, the Company operated in four defined reportable operating segments: 1) ABF; 2) G.I. Trucking (which was sold on August 1, 2001, See Note I); 3) Clipper; and 4) Treadco (which was contributed to Wingfoot on October 31, 2000, See Note H).

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

Other than the sale of G.I. Trucking Company on August 1, 2001 (see Note I), no material changes have occurred in the total assets for any reportable operating segment since December 31, 2000.

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income.

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                               SEPTEMBER 30           SEPTEMBER 30
                                                           2001         2000        2001       2000
                                                         ----------  ----------  ----------  ----------
                                                                          ($ thousands)
OPERATING REVENUES
   ABF Freight System, Inc. ...........................  $  329,996  $  357,786  $  980,346  $1,034,294
   G.I. Trucking Company (1) ..........................      12,946      41,198      95,477     121,694
   Clipper ............................................      32,426      34,521      97,573      98,279
   Treadco, Inc. (2) ..................................          --      52,415          --     141,971
   Other revenues and eliminations ....................       6,186       2,548      15,311       7,232
                                                         ----------  ----------  ----------  ----------
     Total consolidated operating revenues ............  $  381,554  $  488,468  $1,188,707  $1,403,470
                                                         ==========  ==========  ==========  ==========

(1) The three and nine months ended September 30, 2001 included one month of operations and seven months of operations, respectively, for G.I. Trucking. G.I. Trucking was sold on August 1, 2001.

(2) Tire operations for the three and nine months ended September 30, 2000 were the operations of Treadco. Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2001.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
----------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                                  2001          2000         2001          2000
                                                              ------------   -----------  -----------   ------------
                                                                                    ($ thousands)
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC ....................................
   Salaries and wages ......................................  $   214,778   $   218,456   $   640,554   $   644,897
   Supplies and expenses ...................................       42,075        43,061       129,438       128,354
   Operating taxes and licenses ............................       10,225        10,194        30,635        30,938
   Insurance ...............................................        5,251         6,655        13,113        17,257
   Communications and utilities ............................        3,761         3,728        11,519        11,341
   Depreciation and amortization ...........................       10,198         9,270        29,546        26,406
   Rents and purchased transportation ......................       20,633        24,466        59,026        71,501
   Other ...................................................        1,398         1,038         3,985         3,061
   (Gain) on sale of revenue equipment .....................         (380)         (240)         (346)         (482)
                                                              -----------   -----------   -----------   -----------
                                                                  307,939       316,628       917,470       933,273
                                                              -----------   -----------   -----------   -----------

G.I. TRUCKING COMPANY (1)
   Salaries and wages ......................................        7,043        18,881        49,496        56,525
   Supplies and expenses ...................................        1,350         3,962         9,252        11,087
   Operating taxes and licenses ............................          330           840         2,255         2,470
   Insurance ...............................................          283         1,081         2,312         2,866
   Communications and utilities ............................          203           514         1,348         1,542
   Depreciation and amortization ...........................          498         1,274         3,275         3,458
   Rents and purchased transportation ......................        3,515        12,426        25,212        37,774
   Other ...................................................          289           874         2,302         2,782
   (Gain) on sale of revenue equipment .....................           --            (8)          (48)          (17)
                                                              -----------   -----------   -----------   -----------
                                                                   13,511        39,844        95,404       118,487
                                                              -----------   -----------   -----------   -----------

CLIPPER
   Cost of services ........................................       28,204        29,383        84,721        83,837
   Selling, administrative and general .....................        3,965         4,250        11,789        12,719
   (Gain) loss on sale of revenue equipment ................            8            --            40            (3)
                                                              -----------   -----------   -----------   -----------
                                                                   32,177        33,633        96,550        96,553
                                                              -----------   -----------   -----------   -----------

TREADCO, INC. (2)
   Cost of sales ...........................................           --        34,466            --        94,629
   Selling, administrative and general .....................           --        15,212            --        43,209
                                                              -----------   -----------   -----------   -----------
                                                                       --        49,678            --       137,838
                                                              -----------   -----------   -----------   -----------

Other expenses and eliminations ............................        6,720         4,290        18,115        11,552
                                                              -----------   -----------   -----------   -----------

   Total consolidated operating expenses and costs .........  $   360,347   $   444,073   $ 1,127,539   $ 1,297,703
                                                              ===========   ===========   ===========   ===========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ...................................  $    22,057   $    41,158   $    62,876   $   101,021
G.I. Trucking Company (1) ..................................         (565)        1,354            73         3,207
Clipper ....................................................          249           888         1,023         1,726
Treadco, Inc. (2) ..........................................           --         2,737            --         4,133
Other (loss) and eliminations ..............................         (534)       (1,742)       (2,804)       (4,320)
                                                              -----------   -----------   -----------   -----------
   Total consolidated operating income .....................  $    21,207   $    44,395   $    61,168   $   105,767
                                                              ===========   ===========   ===========   ===========

(1) The three and nine months ended September 30, 2001 included one month of operations and seven months of operations, respectively, for G.I. Trucking. G.I. Trucking was sold on August 1, 2001.

(2) Tire operations for the three and nine months ended September 30, 2000 were the operations of Treadco. Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.

                                                THREE MONTHS ENDED NINE MONTHS ENDED
                                                   SEPTEMBER 30      SEPTEMBER 30
                                                  2001     2000     2001      2000
                                                  ----     ----     ----      ----
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
   Salaries and wages ..........................   65.1%    61.1%    65.3%    62.4%
   Supplies and expenses .......................   12.8     12.0     13.2     12.4
   Operating taxes and licenses ................    3.1      2.8      3.1      3.0
   Insurance ...................................    1.6      1.9      1.3      1.7
   Communications and utilities ................    1.1      1.0      1.2      1.1
   Depreciation and amortization ...............    3.1      2.6      3.0      2.6
   Rents and purchased transportation ..........    6.3      6.8      6.0      6.9
   Other .......................................    0.3      0.4      0.5      0.1
   (Gain) on sale of revenue equipment .........   (0.1)    (0.1)      --       --
                                                  -----    -----    -----    -----
                                                   93.3%    88.5%    93.6%    90.2%
                                                  -----    -----    -----    -----
G.I. TRUCKING COMPANY (1)
   Salaries and wages ..........................   54.4%    45.8%    51.8%    46.4%
   Supplies and expenses .......................   10.4      9.6      9.7      9.1
   Operating taxes and licenses ................    2.5      2.0      2.4      2.0
   Insurance ...................................    2.2      2.6      2.4      2.4
   Communications and utilities ................    1.6      1.2      1.4      1.3
   Depreciation and amortization ...............    3.8      3.1      3.4      2.8
   Rents and purchased transportation ..........   27.2     30.2     26.4     31.0
   Other .......................................    2.3      2.2      2.5      2.4
   (Gain) on sale of revenue equipment .........     --       --     (0.1)      --
                                                  -----    -----    -----    -----
                                                  104.4%    96.7%    99.9%    97.4%
                                                  -----    -----    -----    -----
CLIPPER
   Cost of services ............................   87.0%    85.1%    86.8%    85.3%
   Selling, administrative and general .........   12.2     12.3     12.2     12.9
                                                  -----    -----    -----    -----
                                                   99.2%    97.4%    99.0%    98.2%
                                                  -----    -----    -----    -----
TREADCO, INC. (2)
   Cost of sales ...............................     --     65.8%      --     66.7%
   Selling, administrative and general .........     --     29.0       --     30.4
                                                  -----    -----    -----    -----
                                                     --     94.8%      --     97.1%
                                                  -----    -----    -----    -----
OPERATING INCOME

ABF Freight System, Inc. .......................    6.7%    11.5%     6.4%     9.8%
G. I. Trucking Company (1) .....................   (4.4)     3.3      0.1      2.6
Clipper ........................................    0.8      2.6      1.0      1.8
Treadco, Inc. (2) ..............................     --      5.2       --      2.9

(1) The three and nine months ended September 30, 2001 included one month of operations and seven months of operations, respectively, for G.I. Trucking. G.I. Trucking was sold on August 1, 2001.

(2) Tire operations for the three and nine months ended September 30, 2000 were the operations of Treadco. Treadco's operations became a part of Wingfoot Commercial Tire Systems, LLC on November 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Consolidated revenues for the three and nine months ended September 30, 2001 were $381.6 million and $1,188.7 million compared to $488.5 million and $1,403.5 million for the same periods in 2000, representing a decrease of 21.9% and 15.3%, respectively, due primarily to decreases in revenues for Treadco and G.I. Trucking. On October 31, 2000, substantially all of the assets and liabilities of Treadco were contributed to Wingfoot (see Note H) and on August 1, 2001 the Company sold the stock of G.I. Trucking (see Note I). In addition, there were declines in revenues for ABF and Clipper for the three and nine months ended September 30, 2001 compared to the same periods in 2000, as a result of a decline in the U.S. economy beginning in mid-2000. This economic decline was further accelerated by the September 11th terrorist attacks on the World Trade Centers and on the Pentagon. Operating income decreased 52.2% and 42.2% to $21.2 million and $61.2 million for the three and nine months ended September 30, 2001 from $44.4 million and $105.8 million for the same periods in 2000. The decrease in operating income is due primarily to a decline in operating income for ABF, which relates primarily to the previously discussed revenue declines. Net income for the three and nine months ended September 30, 2001 was $13.0 million and $31.9 million, or $0.52 and $1.28 per diluted common share, compared to $23.3 million and $54.2 million, or $0.97 and $2.27 per diluted common share for the same periods in 2000. The decrease in net income reflects primarily the decrease in operating income, offset in part, by a pre-tax gain of $4.6 million from the sale of G.I. Trucking (see Note I).

Tonnage levels for the three and nine months ended September 30, 2001 at ABF, the Company's primary subsidiary, continued to be impacted by the decline in of the U.S. economy, as discussed above. The declines in tonnage increased by approximately 2-3% following the U.S. terrorist attacks. The Company anticipates the decline in the economy to continue negatively impacting its business operations for the remainder of 2001 and potentially into 2002.

The Company's results included one month of operations for G.I. Trucking for the quarter ended September 30, 2001 and seven months of operations for the nine-month period ended September 30, 2001. G. I. Trucking was sold on August 1, 2001 (see Note I). The Company's results included Treadco for the three and nine months ended September 30, 2000 (see Note H).

Reliance Insurance Company insured the Company's workers' compensation claims in excess of $300,000 for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of September 30, 2001, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.4 million. Based upon the limited available Reliance financial information, the Company estimates its current exposure to Reliance to be $0.5 million, for which it established reserves in the third quarter of 2001. In evaluating that same financial information, the Company anticipates receiving, through orderly liquidation, reimbursement for future claims payments, a process that could take several years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

ABF FREIGHT SYSTEM, INC.

Effective August 1, 2001 and August 14, 2000, ABF implemented general rate increases of 4.9% and 5.7%, respectively.

Revenues for the three and nine months ended September 30, 2001 declined 7.8% and 4.7% on a per day basis to $330.0 million and $980.3 million, respectively, from $357.8 million and $1,034.3 million for the same periods in 2000. ABF generated operating income for the three and nine months ended September 30, 2001 of $22.1 million and $62.9 million compared to $41.2 million and $101.0 million for the same periods in 2000.

ABF's decline in revenue is due to a decrease in LTL tonnage, which was partially offset by an increase in revenue per hundredweight. ABF's LTL tonnage decreased 9.5% and 8.4% on a per day basis for the three and nine months ended September 30, 2001, compared to the same periods in 2000. ABF's performance for the three and nine months ended September 30, 2001, was affected by less available freight due to decreased business levels at customer facilities, primarily as a result of a decline in the U.S. economy. The decrease in tonnage was offset, in part, by LTL revenue per hundredweight increases of 1.4% and 3.5% to $22.00 and $21.59 when the three and nine months ended September 30, 2001 are compared to the same periods in 2000, as the pricing environment remained relatively firm.

ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three and nine months ended September 30, 2001 ranged from 2.5% to 4.5% of revenue. The fuel surcharge in effect during the three and nine months ended September 30, 2000 ranged from 2.0% to 6.0% of revenue.

ABF's operating ratio increased to 93.3% and 93.6% for the three and nine months ended September 30, 2001 from 88.5% and 90.2% during the same periods in 2000 as a result of tonnage declines and changes in certain operating expense categories as follows:

Salaries and wages expense for the three and nine months ended September 30, 2001 increased 4.0% and 2.9% as a percent of revenue compared to the same periods in 2000. The increases result from the annual general IBT contractual wage and benefit rate increase on April 1, 2001 of approximately 3.0%, as well as an increase in wages and benefits costs for road drivers, resulting from ABF's decision to utilize additional road drivers and company-owned equipment to move freight, in certain poor service rail lanes, rather than rail. In addition, worker's compensation costs increased for the three months ended September 30, 2001, compared to the same period in 2000, due to unfavorable claims experience. In addition, a portion of such costs are primarily fixed in nature and increase as a percent of revenue with decreases in revenue levels.

Supplies and expenses increased 0.8% as a percent of revenue for the three and nine months ended September 30, 2001, compared to the same periods in 2000. Equipment repair costs have increased as a result of transferring used road equipment to city use, rather than purchasing new city equipment and as a result of an older trailer fleet. Fuel costs on a price-per-gallon basis were $0.88 and $0.91 for the three and nine months ended September 30, 2001 compared to $0.96 and $0.91 during the same periods in 2000.

Operating taxes and licenses increased 0.3% and 0.1% as a percent of revenue for the three and nine months ended September 30, 2001, compared to the same periods in 2000 due primarily to an increase of approximately 280 road trailers owned by the Company. In addition, a portion of such costs are primarily fixed in nature and increase as a percent of revenue with decreases in revenue levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

Insurance expense decreased 0.3% and 0.4% as a percent of revenue for the three and nine months ended September 30, 2001, compared to the same periods in 2000. This improvement was due primarily to favorable claims experience for bodily injury and property damage claims and cargo claims.

Depreciation and amortization expense increased 0.5% and 0.4% as a percent of revenue for the three and nine months ended September 30, 2001, compared to the same periods in 2000, due primarily to the purchase of 500 road tractors during the first nine months of 2001. The road tractors purchased were to replace older tractors in the fleet that have been transferred to city use, including some that were under operating leases in the first quarter of 2000. In addition, a portion of such costs are primarily fixed in nature and increase as a percent of revenue with decreases in revenue levels.

Rents and purchased transportation expense decreased 0.5% and 0.9% as a percent of revenue for the three and nine months ended September 30, 2001, compared to the same periods in 2000. This is due primarily to a decline in rail utilization to 14.4% and 13.6% of total miles for the three and nine months ended September 30, 2001, compared to 16.0% and 15.8% for the same periods in 2000 as the Company is utilizing more company-owned equipment and road drivers for certain linehaul moves, as previously discussed. In addition, rents and purchased transportation costs decreased due to the disposal of some tractors under operating leases, as previously mentioned.

G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking Company for approximately $40 million in cash to a company formed by the senior executives of G.I. Trucking and Estes (see Note I). The Company recognized a pre-tax gain on the sale of $4.6 million in the third quarter of 2001. Cash proceeds from the sale, net of costs and income taxes, of approximately $33 million were used to pay down the Company's outstanding debt. The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for approximately $20 million. The facilities have a net book value of approximately $6 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a gain of approximately $14 million in the period they are sold.

The Company's revenue and operating income includes one month of operations for G.I. Trucking for the three months ended September 30, 2001 and seven months of operations for G.I. Trucking for the nine months ended September 30, 2001. Revenue for G.I. Trucking for the three and nine months ended September 30, 2001 was $12.9 million and $95.5 million, respectively, compared to $41.2 million and $121.7 million for the three and nine months ended September 30, 2000. Operating income was ($0.6) million and $0.1 million for the three and nine months ended September 30, 2001, compared to $1.4 million and $3.2 million for the three and nine months ended September 30, 2000. (See Note J - Operating Segment Data).

CLIPPER

Effective August 13, 2001 and August 1, 2000, Clipper implemented general rate increases of 4.9% and 5.9%, respectively, for LTL shipments.

Revenues for Clipper were $32.4 million and $97.6 million for the three and nine months ended September 30, 2001, representing decreases of 6.1% and 0.7% from the same periods in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

Intermodal revenue per shipment decreased 1.4% and increased 2.4% for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. The decline for the third quarter 2001 reflects increased competition for business, resulting from unused capacity in the over-the-road truckload industry. The number of Intermodal shipments increased 12.2% and 21.2% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000, due primarily to increased shipment volumes from existing customers.

LTL revenue per shipment decreased 2.8% and increased 5.0% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. LTL revenue per shipment declines for the third quarter 2001 reflect increased competition for business, resulting from unused capacity in the LTL industry. LTL shipments declined 12.1% and 18.4% on a per day basis for the three and nine months ended September 30, 2001, compared to the same periods in 2000. LTL shipment declines reflect Clipper's movement away from unprofitable business and lower business levels, resulting from the decline in the U.S. economy, including the impact of the September 11, 2001 terrorist attacks. In addition, the LTL division suffered from changes in the shipping pattern of a large customer, which reduced the LTL shipments handled by Clipper.

Clipper's operating ratio increased to 99.2% and 99.0% for the three and nine months ended September 30, 2001, respectively, from 97.4% and 98.2% during the same periods in 2000. Clipper's operating ratio increased as a result of several factors. Clipper's LTL division experienced shipment declines for the three and nine months ended September 30, 2001, as well as revenue per shipment declines in the third quarter of 2001, as discussed above. In addition, a change in the mix of shipments handled by the LTL division contributed to a decline in rail utilization, which increased linehaul costs. Clipper's rail utilization was 55.6% and 56.8% of total miles for the three and nine months ended September 30, 2001, compared to 65.4% and 64.8% during the same periods in 2000. For Clipper, rail costs per mile are generally less expensive than over-the-road costs per mile. Finally, Clipper's Controlled Logistics division experienced increased trailer maintenance costs on its older, 45-foot trailers. Clipper plans to either dispose of or move these trailers out of its rail operations during 2002.

TREADCO, INC.

On September 13, 2000, Treadco entered into an agreement with Goodyear to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot") (see Note H). The transaction closed on October 31, 2000. Effective October 31, 2000, Treadco contributed substantially all of its assets and liabilities to Wingfoot in a non-taxable transaction in exchange for a 19% ownership in Wingfoot. Revenue for Treadco for the three and nine months ended September 30, 2000 was $52.4 million and $142.0 million, respectively. Operating income for Treadco was $2.7 million and $4.1 million for the three and nine months ended September 30, 2000. (See Note J - Operating Segment Data).

In the last half of the 1990's changes were occurring in the traditional relationship between retread equipment and raw materials franchisers and new tire suppliers in Treadco's truck tire retreading and new tire sales business. As a result of these changes, in the first quarter of 1998, ABC began evaluating its then 46% investment in Treadco. This evaluation resulted in ABC's January 1999 proposal to Treadco's Board for ABC to acquire all outstanding Treadco common stock. ABC believed this would lower costs associated with Treadco being a small public company, lower state income tax costs and other tax benefits available to the Company if Treadco were a wholly owned subsidiary, and maximize its flexibility in managing Treadco in this changing environment. As these changes continued to evolve throughout 1999 and 2000, ABC concluded that an alliance of Treadco with one of the major new tire manufacturers, who was expanding its presence in the retread industry, provided Treadco the best opportunity at long-term survival and maximized its current value to ABC. In September 2000, ABC entered into its agreement with The Goodyear Tire & Rubber Company, which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

created Wingfoot and gave the Company the right to "put" its interest to Goodyear for $73.5 million, as described below.

Under the agreement with Goodyear, the Company has the right to sell its interest in Wingfoot to Goodyear and receive a cash "Put Price" equal to approximately $73.5 million, at any time after April 30, 2003 and before April 30, 2004. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. As provided in the agreement between Goodyear and Treadco, the Company will not share in the profits or losses of Wingfoot during the term of the "put." If the Company does not exercise its right to sell its 19% interest in Wingfoot, the Company will account for its share of Wingfoot's profits or losses beginning May 1, 2004, as provided in the Wingfoot Operating Agreement. If the Company "puts" its interest to Goodyear, during the "put" period, the Company will record a pre-tax gain in the amount of $14 million. If Goodyear "calls" the Company's interest in Wingfoot, during the "call" period, the Company will record a pre-tax gain of $19.0 million (see Note
H).

INCOME TAXES

The difference between the effective tax rate for the three and nine months ended September 30, 2001 and the federal statutory rate resulted from state income taxes, amortization of nondeductible goodwill and other nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") has raised the same issue with respect to the Company. There are certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company has been involved in the administrative appeals process with the IRS regarding those factual differences. Based on the most recent information available, it is likely that the Company will receive an unfavorable decision from the IRS on the issues involved. The Company presently intends to pursue its judicial remedies as necessary. If all the issues involved in the pension matter were decided adversely to the Company, the amount of tax and interest due and unpaid as of September 30, 2001 would be approximately $28.0 million. In June 2001, the Company paid approximately $12.4 million of the tax and interest and it is likely that the remaining approximately $28.0 million of tax and interest will be paid by the Company within the next nine months. Because of the complex issues and the fact that multiple tax years and IRS examinations of the Company and an acquired company are involved, management believes the resolution of this matter will occur over an extended future period. If the remaining tax and interest is assessed and paid, the Company presently intends to file claims for refunds, in order to pursue judicial remedies with the greatest chance of success. All related income taxes have been provided for, and, in the opinion of management, adequate provision has been made for all related interest liabilities that may arise as a result of the proposed IRS adjustments. In the opinion of management, any additional liability that may arise will not have a material adverse effect on the Company's results of operations, and the impact on the Company's financial position and cash flows should not exceed the amount described above.

ACCOUNTS RECEIVABLE

Accounts receivable decreased $23.8 million from December 31, 2000 to September 30, 2001, due primarily to the sale of G.I. Trucking Company on August 1, 2001 (see Note I).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

OTHER NON-CURRENT ASSETS

Other assets increased $7.8 million from December 31, 2000 to September 30, 2001, due to incentive pay deferrals and matching contributions made to the Company's Voluntary Savings Plan assets, which are held in a trust account, and as a result of the Company paying off $13.2 million of life insurance loans which were netted against the cash surrender value on the policies included in other assets. These increases were offset by a decline in the Company's pension asset of $5.6 million, which was due primarily to the sale of G.I. Trucking Company on August 1, 2001 (see Note I).

ACCRUED EXPENSES

Accrued expenses decreased $33.9 million from December 31, 2000 to September 30, 2001, due primarily to the payment of incentive pay amounts, a decrease in the required reserves for loss, injury, damage and workers' compensation claims, a decrease in accrued interest due to the payment of interest to the IRS as described above and due to the sale of G.I. Trucking Company on August 1, 2001 (see Note I).

OTHER LIABILITIES

Other liabilities increased $13.3 million from December 31, 2000 to September 30, 2001, due to incentive pay deferrals and matching contributions made to the Company's Voluntary Savings Plan assets, which are held in a trust account. In addition, other liabilities increased due to an increase in the accruals for supplemental pension benefits and due to an increase in liabilities as a result of recording the fair value of the Company's interest rate swap in the amount of $6.9 million, in accordance with FASB Statement No. 133 (See Note E).

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations of $48.6 million, proceeds from asset sales of $7.6 million, proceeds from the sale of G.I. Trucking of $40 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $70.4 million and reduce outstanding debt during the nine months ended September 30, 2001 including the retirement of $24.8 million in face value of the Company's WorldWay 6 1/4% convertible subordinated debentures (See Note B). Cash provided by operations of $94.8 million and proceeds from asset sales of $9.0 million were used primarily to purchase revenue equipment and other property and equipment in the amount of $86.9 million and reduce outstanding debt during the nine months ended September 30, 2000. Revenue equipment includes tractors and trailers used in the Company's motor carrier transportation operations.

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

At September 30, 2001, there were $110.0 million of Revolver Advances and approximately $23.7 million of letters of credit outstanding. At September 30, 2001, the Company had approximately $116.3 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of September 30, 2001, the Company was in compliance with the covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which is currently 0.55%. The fair value of the Company's interest rate swap was ($6.9) million and ($0.1) million at September 30, 2001 and December 31, 2000, respectively. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments.

The Company disclosed in its Annual Report for 2000 that it expected to spend between $90.0 million and $100.0 million for capital expenditures in 2001. Because of the economic slowdown and its impact on the Company's business levels and results of operations for 2001, the Company has reduced its 2001 forecasted capital expenditures to be approximately $70.0 million.

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

SEASONALITY

ABF is affected by seasonal fluctuations, which affects its tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper's operations are similar to operations at ABF with revenues being weaker in the first quarter and stronger during the months of September and October.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

INTEREST RATE INSTRUMENTS

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates.

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently .55%). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note E). Details regarding the swap, as of September 30, 2001, are as follows:

        Notional                                    Rate                          Rate                      Fair
         Amount            Maturity                 Paid                        Received                   Value (2)
        --------           --------                 ----                        --------                   --------
     $110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate (1)              ($6.9) million
                                           Margin (currently .55%)           Plus Credit Agreement
                                                                             Margin (currently .55%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at September 30, 2001 to terminate the agreement.

OTHER MARKET RISKS

Since December 31, 2000, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self-retention levels of certain risks arising out of the normal course of its business (see Note C and Note D to the Company's unaudited consolidated financial statements).

ITEM 2. CHANGES IN SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

               None

         (b)  REPORTS ON FORM 8-K.

               The Company filed Form 8-K dated September 24, 2001, for Item No. 5 - Other Events. The filing announced the results of its call for redemption of all outstanding shares of its $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock.

               The Company filed Form 8-K dated August 20, 2001, for Item No. 5
               - Other Events. The filing announced of its call for redemption of all outstanding shares of its $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ARKANSAS BEST CORPORATION
                                            (Registrant)

Date:   November 9, 2001              /s/ David E. Loeffler
                                      ------------------------------------------
                                      David E. Loeffler
                                      Vice President-Treasurer, Chief Financial
                                        Officer and Principal Accounting Officer