Form 10-K405
period 2001-12-31
ARKANSAS BEST CORP /DE/
filed 2002-03-08
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year December 31, 2001.
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from             to            .
                                     -----------    -----------
Commission file number 0-19969

                            ARKANSAS BEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                       71-0673405
  ----------------------------------                   ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

 3801 Old Greenwood Road, Fort Smith, Arkansas                   72903
-----------------------------------------------        ----------------------
  (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code 479-785-6000

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                           ----------------------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                                                     Name of each exchange
     Title of each class                                              on which registered
     -------------------                                             ----------------------
 Common Stock, $.01 Par Value ..................................... Nasdaq Stock Market/NMS

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 2002, was $579,133,549.

The number of shares of Common Stock, $.01 par value, outstanding as of February 25, 2002, was 24,594,115.

Documents incorporated by reference into the Form 10-K:

1) The following sections of the 2001 Annual Report to Stockholders:

         - Market and Dividend Information

         - Selected Financial Data

         - Management's Discussion and Analysis of Financial Condition and Results of Operations

         - Quantitative and Qualitative Disclosures About Market Risk

         - Financial Statements and Supplementary Data

2) Proxy Statement for the Annual Stockholders' meeting to be held April 24,
2002.

                                                       INTERNET: www.arkbest.com

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

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. ("ABF"); Clipper Exxpress Company and related companies ("Clipper"); FleetNet America, LLC; and until August 1, 2001, G.I. Trucking Company ("G.I. Trucking") (see Note S appearing on page 49 of the registrant's Annual Report). The Company's operations included the truck tire retreading and new tire sales operations of Treadco, Inc. ("Treadco") until October 31, 2000 (see Note R appearing on page 48 of the registrant's Annual Report).

HISTORICAL BACKGROUND

The Company was publicly owned from 1966 until 1988, when it was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P. ("Kelso").

In 1992, the Company completed a public offering of Common Stock, par value $.01 (the "Common Stock"). The Company also repurchased substantially all the remaining shares of Common Stock beneficially owned by Kelso, thus ending Kelso's investment in the Company.

In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"). The Company's Preferred Stock traded on The Nasdaq National Market ("Nasdaq") under the symbol "ABFSP".

On July 10, 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. As of December 31, 2000, the Company had outstanding 1,390,000 shares of Preferred Stock.

On August 13, 2001, the Company announced the call for redemption of its Preferred Stock. As of August 10, 2001, 1,390,000 shares of Preferred Stock were outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. A total of 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their Preferred Stock. The Company delisted its preferred stock trading on Nasdaq under the symbol "ABFSP" on September 12, 2001, eliminating the Company's annual dividend requirement.

In August 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation ("WorldWay"), at a price of $11 per share (the "Acquisition"). WorldWay was a publicly held company engaged through its subsidiaries in motor carrier operations. The total purchase price of WorldWay amounted to approximately $76.0 million.

During the first half of 1999, the Company acquired 2,457,000 shares of Treadco common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company (see Note Q appearing on page 48 of the registrant's Annual Report). On September 13, 2000, Treadco entered into an agreement with The Goodyear Tire & Rubber Company ("Goodyear") to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot") (see Note R appearing on page 48 of the registrant's Annual Report). The transaction closed on October 31, 2000.

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes") (see Note S appearing on page 49 of the registrant's Annual Report).

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in "Note M - Operating Segment Data" appearing on pages 42 through 44 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, and is incorporated herein by reference under Item 14.

(c) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

During the periods being reported on, the Company operated in four defined reportable operating segments: (1) ABF; (2) G.I. Trucking (which was sold on August 1, 2001) (see Note S appearing on page 49 of the registrant's Annual Report); (3) Clipper; and (4) Treadco (which was contributed to Wingfoot on October 31, 2000) (see Note R appearing on page 48 of the registrant's Annual Report). Note M to the Consolidated Financial Statements contains additional information regarding the Company's operating segments and appears on pages 42 through 44 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, and is incorporated herein by reference under Item 14.

DISCONTINUED OPERATIONS

At December 31, 1998, the Company was engaged in international ocean freight services through its subsidiary, CaroTrans International, Inc. ("Clipper International"), a non-vessel operating common carrier (N.V.O.C.C.). On February 28, 1999, the Company completed a formal plan to exit its international ocean freight N.V.O.C.C. services by disposing of the business and assets of Clipper International. On April 17, 1999, the Company closed the sale of the business and certain assets of Clipper International, including the trade name "CaroTrans International, Inc." All of the assets have been liquidated by the Company.

EMPLOYEES

At December 31, 2001, the Company and its subsidiaries had a total of 11,865 employees of which approximately 73% are members of a labor union.

MOTOR CARRIER OPERATIONS

LESS-THAN-TRUCKLOAD MOTOR CARRIER OPERATIONS

GENERAL

The Company's less-than-truckload ("LTL") motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), and Land-Marine Cargo, Inc. ("Land-Marine") (collectively "ABF") and until August 1, 2001, G.I. Trucking Company (see Note S appearing on page 49 of the registrant's Annual Report).

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

INSURANCE AND SAFETY

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, auto liability, property damage and bodily injury and workers' compensation. The Company's motor carrier subsidiaries are effectively self-insured for the first $100,000 of each cargo loss, $1,000,000 of each workers' compensation loss and $200,000 of each general and auto liability loss, plus an aggregate of $1,870,000 of auto liability losses between $200,000 and $500,000. The Company maintains insurance adequate to cover losses in excess of such amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note T appearing on page 49 of the registrant's Annual Report). The Company pays premiums to state guaranty funds, in states where it has workers' compensation self-insurance authority. In some of these self-insured states, depending on each states rules, the guaranty funds will pay excess claims if the insurer can't, due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain adequate coverage for 2002 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.

ABF FREIGHT SYSTEM, INC.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for more than 84.0% of the Company's consolidated revenues for 2001. ABF is one of North America's largest national LTL motor carriers based on revenues for 2001 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.6% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 40,000 points through 309 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2001, no single customer accounted for more than 3.0% of ABF's revenues, and the ten largest customers accounted for less than 9.0% of ABF's revenues.

EMPLOYEES

At December 31, 2001, ABF employed 11,267 persons. Employee compensation and related costs are the largest components of ABF's operating expenses. In 2001, such costs amounted to 65.6% of ABF's revenues. Approximately 77% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"). The IBT voted in favor of a new labor contract on April 9, 1998. The contract was effective April 1, 1998, and is for a five-year term. The contract provides for an average annual wage and benefit increase of approximately 2.3% during its term, including a lump-sum payment of $750 for the first contract year for all active employees who are IBT members. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans.

Four of the five largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Non-union companies typically pay employees less than union companies. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes (see Note S appearing on page 49 of the registrant's Annual Report).

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

COMPETITION, PRICING AND INDUSTRY FACTORS

Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders and railroads, as well as with other national and regional LTL and truckload motor carrier operations. Intermodal transportation operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger in the months of September and October. Freight shipments, operating costs and earnings are also affected by the state of the overall economy and inclement weather. The reliability of rail service is also a critical component of Clipper's ability to provide service to its customers.

CLIPPER

Clipper's revenues accounted for approximately 8.0% of consolidated revenues for 2001. During the year ended December 31, 2001, Clipper's largest customer accounted for approximately 10.0% of Clipper's revenues.

CFM

CFM provides services through Clipper Express Company and Agricultural Express of America, Inc. (d/b/a/ Clipper Controlled Logistics). CFM accounted for approximately 71.0% of Clipper's revenues during 2001.

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

Clipper Controlled Logistics provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. As of December 31, 2001, Clipper Controlled Logistics owns or leases 594 temperature-controlled trailers that it deploys in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper Controlled Logistics is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper Controlled Logistics' services also include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

CLIPPER LTL

Clipper LTL operates primarily through Clipper Exxpress Company ("Clipper Exxpress"). Management believes Clipper Exxpress is one of the largest intermodal consolidators and forwarders of LTL shipments in the United States. Clipper LTL accounts for approximately 29.0% of Clipper's 2001 revenues.

Clipper LTL's collection and distribution network consists of 21 service centers geographically dispersed throughout the United States. Clipper LTL's selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 42.0% of Clipper's LTL revenue. A majority of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by independent agents, Clipper LTL has an operations and customer service staff located at or near many of its principal agents' terminals to monitor service levels and provide an interface between customers and agents.

TREADCO, INC.

On September 13, 2000, Treadco entered into an agreement with Goodyear to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC (see Note R appearing on page 48 of the registrant's Annual Report). The transaction closed on October 31, 2000.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 76 underground tanks located in 25 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

As of December 31, 2001, the Company has accrued approximately $2.4 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

ITEM 2.       PROPERTIES

The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 196,000 square feet.

ABF

ABF currently operates out of 309 terminal facilities of which it owns 81, leases 48 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:

                                                                     No. of Doors           Square Footage (1)
                                                                     ------------           --------------
Owned:
         Dayton, Ohio                                                     330                    259,765
         Ellenwood, Georgia                                               227                    153,209
         South Chicago, Illinois                                          274                    149,610
         Carlisle, Pennsylvania (East)                                    260                    156,468
         Dallas, Texas                                                    106                     95,110

Leased from affiliate, Transport Realty:
         North Little Rock, Arkansas                                      196                    148,712
         Albuquerque, New Mexico                                           85                     70,980
         Carlisle, Pennsylvania (West)                                    140                     66,484
         Pico Rivera, California                                           99                     57,460

Leased from non-affiliate:
         Winston-Salem, North Carolina                                    150                    160,700
         Salt Lake City, Utah                                              91                     42,310

(1) Includes shop and driver room square footage.

CLIPPER

Clipper operates from 21 service centers, geographically dispersed throughout the United States. Nine of the service centers are facilities leased by Clipper and 12 of the service centers are agent locations.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations. The Company maintains insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Market and Dividend Information" on page 7 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 6 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 8 through 19 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk," appearing on page 20 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, is incorporated by reference under Item 14 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing on pages 21 through 51 of the registrant's Annual Report to Stockholders for the year ended December 31, 2001, are incorporated by reference under Item 14 herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Options/SAR Grants Table," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements" and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's Definitive Proxy Statement set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The following information appearing in the 2001 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                                              Page

Market and Dividend Information                                                                    7
Selected Financial Data                                                                            6
Management's Discussion and Analysis of
   Financial Condition and Results of Operations                                              8 - 19
Quantitative and Qualitative Disclosures About Market Risk                                        20
Report of Independent Auditors                                                                    21
Consolidated Financial Statements                                                            22 - 49
Quarterly Results of Operations                                                                   47

With the exception of the aforementioned information, the 2001 Annual Report to Stockholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2001 Annual Report to Stockholders.

(a)(2) FINANCIAL STATEMENT SCHEDULES

For the years ended December 31, 2001, 2000, and 1999.
Schedule II - Valuation and Qualifying Accounts and Reserves                                  Page 15

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

       Signature                                        Title                                               Date
       ---------                                        -----                                               ----

/s/ William A. Marquard                     Chairman of the Board, Director                            March 8, 2002
-------------------------------------                                                            ---------------------------
William A. Marquard


/s/ Robert A. Young, III                    Director, Chief Executive Officer                          March 8, 2002
-------------------------------------       and President (Principal                             ---------------------------
Robert A. Young, III                        Executive Officer)


/s/ David E. Loeffler                       Vice President - Chief Financial Officer                   March 8, 2002
-------------------------------------       and Treasurer                                        ---------------------------
David E. Loeffler


/s/ Frank Edelstein                         Director                                                   March 8, 2002
-------------------------------------                                                            ---------------------------
Frank Edelstein


/s/ Arthur J. Fritz                         Director                                                   March 8, 2002
-------------------------------------                                                            ---------------------------
Arthur J. Fritz


/s/ John H. Morris                          Director                                                   March 8, 2002
-------------------------------------                                                            ---------------------------
John H. Morris


/s/ Alan. J. Zakon                          Director                                                   March 8, 2002
-------------------------------------                                                            ---------------------------
Alan J. Zakon

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION

          COLUMN A                             COLUMN B       COLUMN C        COLUMN D          COLUMN E        COLUMN F
         -----------                         ----------     ----------    --------------      ------------   -------------
                                                                            ADDITIONS
                                             BALANCE AT     CHARGED TO      CHARGED TO
                                              BEGINNING      COSTS AND    OTHER ACCOUNTS      DEDUCTIONS -     BALANCE AT
         DESCRIPTION                          OF PERIOD      EXPENSES        DESCRIBE          DESCRIBE      END OF PERIOD
         -----------                         ----------     ----------    --------------      ------------   -------------
                                                      ($ thousands)

Year Ended December 31, 2001:
     Deducted from asset accounts:
         Allowance for doubtful                                                              $      274(D)
          accounts receivable............   $      4,595   $      2,966   $     1,104(A)          4,908(B)   $     3,483
                                            ============   ============   ===========        ==========      ===========

Year Ended December 31, 2000:
     Deducted from asset accounts:
         Allowance for doubtful                                                              $    6,381(B)
          accounts receivable............   $      5,775   $      3,797   $     2,598(A)          1,194(C)   $     4,595
                                            ============   ============   ===========        ==========      ===========

Year Ended December 31, 1999:
     Deducted from asset accounts:
         Allowance for doubtful
          accounts receivable............   $      7,051   $      2,967   $     2,664(A)     $    6,907(B)   $     5,775
                                            ============   ============   ===========        ==========      ===========

Note A - Recoveries of amounts previously written off.

Note B - Uncollectible accounts written off.

Note C - The allowance for doubtful accounts for Treadco, Inc., as of the date of the contribution of substantially all of Treadco's assets and liabilities to Wingfoot (see Note R appearing on page 48 of the registrant's Annual Report).

Note D - The allowance for doubtful accounts for G.I. Trucking., as of the date of the sale (see Note S appearing on page 49 of the registrant's Annual Report).

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

 10.15* Stock Purchase Agreement by and between Arkansas Best Corporation and Estes Express Lines dated as of August 1, 2001.

 10.16#     Letter re: Proposal to adopt the Company's 2002 Stock Option Plan

 13         2001 Annual Report to Stockholders

 21         List of Subsidiary Corporations

 23         Consent of Ernst & Young LLP, Independent Auditors


* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#  Designates a compensation plan for Directors or Executive Officers.