Form 10-Q
period 2002-03-31
ARKANSAS BEST CORP /DE/
filed 2002-05-10
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2002
                                       ----------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from           to
                                                         ---------    ----------

     Commission file number  0-19969
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


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (479) 785-6000
          -------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                        Outstanding at April 30, 2002
       ----------------------------            -----------------------------
       Common Stock, $.01 par value                 24,830,743 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX


                                                                           PAGE
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
               March 31, 2002 and December 31, 2001 ..........................3

             Condensed Consolidated Statements of Income -
               For the Three Months Ended March 31, 2002 and 2001 ............5

             Condensed Consolidated Statements of Stockholders' Equity
               For the Three Months Ended March 31, 2002 .....................6

             Condensed Consolidated Statements of Cash Flows -
               For the Three Months Ended March 31, 2002 and 2001 ............7

             Notes to Condensed Consolidated Financial Statements -
               March 31, 2002 .................... ...........................8

  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk .........26

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings ..................................................27

  Item 2. Changes in Securities ..............................................27

  Item 3. Defaults Upon Senior Securities ....................................27

  Item 4. Submission of Matters to a Vote of Security Holders ................27

  Item 5. Other Information ..................................................27

  Item 6. Exhibits and Reports on Form 8-K ...................................27

SIGNATURES ...................................................................28

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           MARCH 31      DECEMBER 31
                                                                                             2002           2001
                                                                                         ------------   ------------
                                                                                         (UNAUDITED)        NOTE
                                                                                               ($ thousands)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents .............................................               $      3,856   $     14,860
   Accounts receivable, less allowances
     (2002 - $3,097; 2001 - $3,483) ......................................                    124,348        116,430
   Prepaid expenses ......................................................                     16,493          6,803
   Deferred income taxes .................................................                     22,193         22,193
   Federal and state income taxes prepaid ................................                     10,582          2,647
   Other .................................................................                      3,691          4,027
                                                                                         ------------   ------------
      TOTAL CURRENT ASSETS ...............................................                    181,163        166,960

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ...................................................                    214,653        214,856
   Revenue equipment .....................................................                    333,358        334,622
   Service, office and other equipment ...................................                     81,945         79,268
   Leasehold improvements ................................................                     12,492         12,359
                                                                                         ------------   ------------
                                                                                              642,448        641,105
   Less allowances for depreciation and amortization .....................                    311,003        306,928
                                                                                         ------------   ------------
                                                                                              331,445        334,177

INVESTMENT IN WINGFOOT ...................................................                     59,341         59,341

OTHER ASSETS .............................................................                     59,575         58,949

ASSETS HELD FOR SALE .....................................................                      4,312          2,402

GOODWILL, less accumulated amortization (2002 - $32,037; 2001 - $44,469) ..                    63,808        101,324
                                                                                         ------------   ------------

                                                                                         $    699,644   $    723,153
                                                                                         ============   ============

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------

                                                                        MARCH 31       DECEMBER 31
                                                                          2002            2001
                                                                      ------------    ------------
                                                                       (UNAUDITED)       NOTE
                                                                             ($ thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ..............................   $      9,458    $      6,515
   Accounts payable ...............................................         51,724          50,366
   Accrued expenses ...............................................        116,752         121,423
   Current portion of long-term debt ..............................         13,150          14,834
                                                                      ------------    ------------
      TOTAL CURRENT LIABILITIES ...................................        191,084         193,138

LONG-TERM DEBT, less current portion ..............................        119,151         115,003

FAIR VALUE OF INTEREST RATE SWAP ..................................          4,225           5,383

OTHER LIABILITIES .................................................         40,527          40,097

DEFERRED INCOME TAXES .............................................         24,617          31,736

FUTURE MINIMUM RENTAL COMMITMENTS, NET
    (2002 - $43,060; 2001 - $46,124) ..............................             --              --

OTHER COMMITMENTS AND CONTINGENCIES ...............................             --              --

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2002:  24,727,943 shares; 2001:  24,542,163 shares ...            247             245
   Additional paid-in capital .....................................        208,476         204,463
   Retained earnings ..............................................        115,150         137,635
   Treasury stock, at cost, 2002 and 2001:  59,782 shares .........           (955)           (955)
   Accumulated other comprehensive loss ...........................         (2,878)         (3,592)
                                                                      ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY ..................................        320,040         337,796
                                                                      ------------    ------------

                                                                      $    699,644    $    723,153
                                                                      ============    ============

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31
                                                                     2002             2001
                                                                 ------------    ------------
                                                                          (UNAUDITED)
                                                             ($ thousands, except per share data)

OPERATING REVENUES(3) ........................................   $    320,198    $    400,576

OPERATING EXPENSES AND COSTS(3) ..............................        315,380         380,512
                                                                 ------------    ------------

OPERATING INCOME .............................................          4,818          20,064

OTHER INCOME (EXPENSE)
   Net gains on sales of property and other ..................             --              --
   Interest expense ..........................................         (2,049)         (3,665)
   Other, net ................................................           (303)           (899)
                                                                 ------------    ------------
                                                                       (2,352)         (4,564)
                                                                 ------------    ------------

INCOME BEFORE INCOME TAXES ...................................          2,466          15,500

FEDERAL AND STATE INCOME TAXES
   Current ...................................................         (4,989)          5,468
   Deferred ..................................................          6,005             953
                                                                 ------------    ------------
                                                                        1,016           6,421
                                                                 ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ............................          1,450           9,079
                                                                 ------------    ------------

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX BENEFITS OF $13,580 ......        (23,935)             --
                                                                 ------------    ------------

NET INCOME (LOSS) ............................................        (22,485)          9,079
   Preferred stock dividends .................................             --             999
                                                                 ------------    ------------

NET INCOME (LOSS) FOR COMMON STOCKHOLDERS ....................   $    (22,485)   $      8,080
                                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Income before cumulative effect of change in accounting
     principle(1) ............................................   $       0.06    $       0.40
   Cumulative effect of change in accounting principle,
     net of tax ..............................................          (0.97)             --
                                                                 ------------    ------------
NET INCOME (LOSS) PER SHARE(1) ...............................   $      (0.91)   $       0.40
                                                                 ------------    ------------

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC) .......................................     24,584,022      20,349,674
                                                                 ============    ============

DILUTED:
   Income before cumulative effect of change in accounting
     principle(2) ............................................   $       0.06    $       0.37
   Cumulative effect of change in accounting principle,
     net of tax ..............................................          (0.95)             --
                                                                 ------------    ------------
NET INCOME (LOSS) PER SHARE(2) ...............................   $      (0.89)   $       0.37
                                                                 ------------    ------------

AVERAGE COMMON SHARES OUTSTANDING (DILUTED) ..................     25,334,995      24,693,788
                                                                 ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE .........................   $         --    $         --
                                                                 ============    ============

(1) Gives consideration to preferred stock dividends of $1.0 million for the three months ended March 31, 2001.

(2) For the three months ended March 31, 2001, conversion of preferred shares into common is assumed.

(3) Includes three months of G.I. Trucking Company's operations for the three-month period ended March 31, 2001. G.I. Trucking Company was sold on August 1, 2001.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                         ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                     OTHER
                                       ------------------     PAID-IN      RETAINED     COMPREHENSIVE      TREASURY      TOTAL
                                        SHARES     AMOUNT     CAPITAL      EARNINGS    INCOME (LOSS)(a)      STOCK      EQUITY
                                       --------   --------   ----------   ----------   ----------------   ---------    --------
                                                                            (UNAUDITED)
                                                                           ($ thousands)

BALANCES AT JANUARY 1, 2002 .........    24,542   $    245   $ 204,463   $  137,635       $ (3,592)       $   (955)   $337,796
Net loss.............................                                       (22,485)                                   (22,485)
Changes in fair value of interest
   rate swap, net of taxes...........                                                          707                         707
Foreign currency translation,
   net of taxes.....                                                (1)                          7                           6
                                                                                                                      --------
   Comprehensive loss(b).............                                                                                  (21,772)
                                                                                                                      --------
Issuance of common stock.............       186          2       1,715                                                   1,717
Tax effect of stock options
   exercised.......... ..............                            2,309                                                   2,309
Fair value change in Treadco
   officer stock options.............                              (10)                                                    (10)
                                       --------   --------   ---------   ----------       --------        --------    --------
BALANCES AT MARCH 31, 2002               24,728   $    247   $ 208,476   $  115,150       $ (2,878)       $   (955)   $320,040
                                       ========   ========   =========   ==========       ========        ========    ========

(a) Net of tax benefits of $1.6 million relating to the fair value of the interest rate swap and $0.2 million relating to foreign currency translation.

(b) Total comprehensive income for the three months ended March 31, 2001 was $7.3 million.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                  2002             2001
                                                                              ------------    ------------
                                                                                       (UNAUDITED)
                                                                                      ($ thousands)
OPERATING ACTIVITIES
   Net cash (used) provided by operating activities .......................   $     (6,374)   $     13,193

INVESTING ACTIVITIES
   Purchases of property, plant and equipment, less capitalized leases ....        (10,131)        (14,825)
   Proceeds from asset sales ..............................................            815             831
   Other ..................................................................         (1,344)           (866)
                                                                              ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES .....................................        (10,660)        (14,860)
                                                                              ------------    ------------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities ...........................         54,000              --
   Payments under revolving credit facilities .............................        (45,600)             --
   Payments on long-term debt .............................................         (1,990)         (6,465)
   Retirement of bonds ....................................................         (4,983)           (153)
   Net increase (decrease) in bank overdraft ..............................          2,935          (9,453)
   Dividends paid .........................................................             --            (999)
   Other, net .............................................................          1,668           1,978
                                                                              ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..........................          6,030         (15,092)
                                                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................        (11,004)        (16,759)
   Cash and cash equivalents at beginning of period .......................         14,860          36,742
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $      3,856    $     19,983
                                                                              ============    ============


See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) MARCH 31, 2002
--------------------------------------------------------------------------------

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

Approximately 77% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT").

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The difference between the effective tax rate for the three months ended March 31, 2002 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

On August 13, 2001, the Company announced the call for redemption of its $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock ("ABFSP"). As of August 10, 2001, 1,390,000 shares of Preferred Stock were outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of Preferred Stock were converted to 3,511,439 shares of Common Stock. A total of 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their Preferred Stock. As a result of this transaction, the Company no longer has an obligation to pay Preferred Stock dividends, which approximated $4.0 million per year. Outstanding shares of Preferred Stock had historically been included in the Company's diluted earnings per share on an as-converted basis. Therefore, the conversion of preferred shares into common did not result in an increase in the Company's diluted common shares.

On January 24, 2002, the Company called for redemption, the remaining $5.0 million of WorldWay Corporation 6 1/4% Convertible Subordinated Debentures. The redemption date of the debentures was February 25, 2002 and the redemption price was the par value of each debenture plus accrued and unpaid interest to, but not including, the redemption date. The redemption resulted in a loss to the Company of $0.2 million.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE C - RECENT ACCOUNTING PRONOUNCEMENTS

On August 15, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The Statement is effective for the Company in 2003. The Company is evaluating the impact, if any, the Statement will have on its financial statements and related disclosures.

NOTE D - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $195,000 over the last 10 years at seven sites), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

As of March 31, 2002, the Company has accrued approximately $2.5 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

NOTE E - GOODWILL

On January 1, 2002, the Company adopted FASB Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Under the provisions of Statement 142, goodwill, the Company's only intangible asset, is no longer amortized but reviewed annually for impairment. At December 31, 2001, the Company's assets included goodwill of $101.3 million of which $63.8 million related to ABF and is from a leveraged buyout ("LBO") transaction and $37.5 million is from the 1994 acquisition of Clipper.

The Company performed the required transitional impairment testing on its goodwill during the first quarter of 2002 based on January 1, 2002 values. The Company performed both the first and second phases of the transitional impairment testing on its Clipper goodwill and found the entire $37.5 million balance to be impaired.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

As a result, the Company recognized a non-cash impairment loss of $23.9 million, net of tax benefits of $13.6 million, as the cumulative effect of a change in accounting principle as provided in Statement 142. This impairment loss results from the change in method of determining recoverable goodwill from using undiscounted cash flows, as prescribed by FASB's Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to the fair value method, as prescribed by Statement No. 142, determined by using a combination of valuation methods, including EBITDA and net income multiples and the present value of discounted cash flows.

The Company performed the first phase of impairment testing on its $63.8 million of LBO goodwill, which was based on ABF's operations and fair value at January 1, 2002. There was no indication of impairment with respect to this goodwill.

A comparison of the Company's net income and earnings per share for the first quarter of 2001, shown on an adjusted basis, excluding goodwill amortization, to the Company's actual income before the cumulative effect change, net loss, and earnings per share for the first quarter of 2002 is as follows:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                 2002            2001
                                                                             ------------    ------------
                                                                        ($ thousands, except per share data)

NET INCOME (LOSS)
Income before cumulative effect of change in accounting principle .....      $      1,450    $      9,079
Cumulative effect of change in accounting principle, net of tax .......           (23,935)             --
                                                                             ------------    ------------
Reported net income (loss) ............................................           (22,485)          9,079
Add back goodwill amortization, net of taxes ..........................                --             853
                                                                             ------------    ------------
Adjusted net income (loss) ............................................      $    (22,485)   $      9,932
                                                                             ============    ============

NET INCOME (LOSS) PER COMMON SHARE

BASIC:
Income before cumulative effect of change in accounting principle .....      $       0.06    $       0.40
Cumulative effect of change in accounting principle, net of tax .......             (0.97)             --
                                                                             ------------    ------------
Reported net income (loss) per common share ...........................             (0.91)           0.40
Goodwill amortization, net of taxes ...................................                --            0.04
                                                                             ------------    ------------
Adjusted net income (loss) per common share ...........................      $      (0.91)   $       0.44
                                                                             ============    ============

DILUTED:
Income before cumulative effect of change in accounting principle .....      $       0.06    $       0.37
Cumulative effect of change in accounting principle, net of tax .......             (0.95)             --
                                                                             ------------    ------------
Reported net income (loss) per common share ...........................             (0.89)           0.37
Goodwill amortization, net of taxes ...................................                --            0.03
                                                                             ------------    ------------
Adjusted net income (loss) per common share ...........................      $      (0.89)   $       0.40
                                                                             ============    ============

NOTE F - ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

On January 1, 2002, the Company adopted FASB Statement No. 144 ("Statement 144"), Accounting for the Impairment and Disposal of Long-Lived Assets. The Company reviews its long-lived assets, including property, plant, equipment and capitalized software, that are held and used in its motor carrier operations and intermodal operations businesses for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as is required by Statement 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future cash

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss or review its depreciation policies as may be appropriate. No such events or circumstances were present, indicating the Company's long-lived assets would not be recoverable at March 31, 2002. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell.

Assets held for sale represent primarily ABF's non-operating freight terminals and older revenue equipment that is no longer in service. Assets held for sale are carried at the lower of their carrying value or fair value less costs to sell. Write-downs to fair value less costs to sell are included in gains or losses on sales of property, in the case of real property, or as gains or losses on sales of equipment, in the case of revenue or other equipment. Assets held for sale are expected to be disposed of by selling the properties to a third party within the next 12 to 24 months.

Total assets held for sale at December 31, 2001 were $2.4 million. During the first quarter of 2002, additional assets of $1.9 million were identified and reclassified to assets held for sale. During the first quarter of 2002, there were no write-downs to fair value less costs to sell.

NOTE G - RELIANCE INSURANCE COMPANY INSOLVENCY

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of March 31, 2002, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.3 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $4.0 million of the $5.3 million. Based upon the limited available Reliance financial information, the Company estimates its current exposure to Reliance to be $0.5 million, for which it established reserves during the third quarter of 2001. In evaluating that same financial information, the Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments, a process that could take several years.

NOTE H - DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. On February 23, 1998, the Company entered into an interest-rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy is to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the current Credit Agreement margin of 0.575%) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company has designated its benchmark variable 30-day LIBOR-based interest rate on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. If the Company had terminated the interest rate swap on March 31, 2002, it would have had to pay an estimated $4.2 million. The Company recorded liabilities of $4.2 million and $5.4 million, respectively, on its balance sheet in accordance with Statement No. 133, at March 31, 2002 and December 31, 2001, with changes in value included in other comprehensive income, net of income tax benefits.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company reported no gain or loss during the first quarter of 2002 or 2001 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $110.0 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

NOTE I - SALE OF G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes"). G.I. Trucking and Estes have been partners in ExpressLINK(R), a North American transportation partnership since 1996. The Company recognized a pre-tax gain on the sale of $4.6 million in the third quarter of 2001.

The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The facilities have a net book value of approximately $6.0 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. Cash proceeds from the sale of G.I. Trucking, net of costs and income taxes, of approximately $33.0 million were used to pay down the Company's outstanding debt.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------


NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                     2002            2001
                                                                                 ------------    ------------
                                                                             ($ thousands, except per share data)

NUMERATOR:
   Numerator for basic earnings per share -
      Income before cumulative effect of change in accounting principle ......   $      1,450    $      9,079
      Cumulative effect of change in accounting principle, net of tax ........        (23,935)             --
      Preferred stock dividends ..............................................             --            (999)
                                                                                 ------------    ------------
      Net income (loss) available to common stockholders .....................        (22,485)          8,080

   Effect of dilutive securities (1) .........................................             --             999
                                                                                 ------------    ------------

   Numerator for diluted earnings per share -
      Net income (loss) available to common stockholders .....................   $    (22,485)   $      9,079
                                                                                 ============    ============

DENOMINATOR:
   Denominator for basic earnings per share - weighted-average shares ........     24,584,022      20,349,674

   Effect of dilutive securities:
      Conversion of preferred stock (1) ......................................             --       3,530,183
      Employee stock options .................................................        750,973         813,931
                                                                                 ------------    ------------

   Denominator for diluted earnings per share - adjusted weighted-average
      shares and assumed conversions .........................................     25,334,995      24,693,788
                                                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE

BASIC:
   Income before cumulative effect of change in accounting principle .........   $       0.06    $       0.40
   Cumulative effect of change in accounting principle, net of tax ...........          (0.97)             --
                                                                                 ------------    ------------
NET INCOME (LOSS) PER SHARE ..................................................   $      (0.91)   $       0.40
                                                                                 ============    ============

DILUTED:
   Income before cumulative effect of change in accounting principle .........   $       0.06    $       0.37
   Cumulative effect of change in accounting principle, net of tax ...........          (0.95)             --
                                                                                 ------------    ------------
NET INCOME (LOSS) PER SHARE ..................................................   $      (0.89)   $       0.37
                                                                                 ============    ============

CASH DIVIDENDS PAID PER COMMON SHARE .........................................   $         --    $         --
                                                                                 ============    ============

(1) For the three months ended March 31, 2001, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------


NOTE K - OPERATING SEGMENT DATA

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

During the periods being reported on, the Company operated in three defined reportable operating segments: (1) ABF; (2) Clipper; and (3) G.I. Trucking (which was sold on August 1, 2001) (see Note I).

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company's management with respect to its reportable segments is before intersegment eliminations of revenues and expenses. Intersegment revenues and expenses are not significant.

Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical and are, therefore, not provided. The Company's foreign operations are not significant.

The following table reflects asset information by reportable operating segment for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated assets at March 31, 2002, subsequent to the recognition of the impairment loss on the Company's Clipper goodwill and the reclassification of a portion of the Company's LBO goodwill to ABF, resulting in the entire amount of LBO goodwill being allocated to ABF (see Note E) and at December 31, 2001:

                                           MARCH 31     DECEMBER 31
                                             2002          2001
                                        ------------   ------------
                                               ($ thousands)

ABF Freight System, Inc. ............   $    474,216   $    441,644
Clipper .............................         23,135         46,618
Investment in Wingfoot ..............         59,341         59,341
Other assets and eliminations .......        142,952        175,550
                                        ------------   ------------
  Total consolidated assets .........   $    699,644   $    723,153
                                        ============   ============

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income:

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         2002           2001
                                                     ------------   ------------
                                                           ($ thousands)
OPERATING REVENUES
   ABF Freight System, Inc. ......................   $    288,641   $    325,513
   Clipper .......................................         25,869         30,827
   G.I. Trucking Company (1) .....................             --         40,538
   Other revenues and eliminations ...............          5,688          3,698
                                                     ------------   ------------
     Total consolidated operating revenues .......   $    320,198   $    400,576
                                                     ============   ============

(1) Includes three months of G.I. Trucking Company's operations for the three-month period ended March 31, 2001. G.I. Trucking Company was sold on August 1, 2001.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                2002            2001
                                                            ------------    ------------
                                                                   ($ thousands)

OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC .................................
   Salaries and wages ...................................   $    199,531    $    211,754
   Supplies and expenses ................................         35,365          44,005
   Operating taxes and licenses .........................          9,863          10,259
   Insurance ............................................          5,934           4,011
   Communications and utilities .........................          3,443           4,034
   Depreciation and amortization ........................         10,439           9,611
   Rents and purchased transportation ...................         17,728          19,278
   Other ................................................            862           1,538
   (Gain) loss on sale of equipment .....................            (67)             72
                                                            ------------    ------------
                                                                 283,098         304,562
                                                            ------------    ------------

CLIPPER
   Cost of services .....................................         22,814          27,090
   Selling, administrative and general ..................          3,793           4,078
   Loss on sale of equipment ............................              5               9
                                                            ------------    ------------
                                                                  26,612          31,177
                                                            ------------    ------------

G.I. TRUCKING COMPANY (1)
   Salaries and wages ...................................             --          20,849
   Supplies and expenses ................................             --           3,743
   Operating taxes and licenses .........................             --             986
   Insurance ............................................             --           1,039
   Communications and utilities .........................             --             586
   Depreciation and amortization ........................             --           1,366
   Rents and purchased transportation ...................             --          10,633
   Other ................................................             --           1,044
   (Gain) on sale of equipment ..........................             --             (50)
                                                            ------------    ------------
                                                                      --          40,196
                                                            ------------    ------------

Other expenses and eliminations .........................          5,670           4,577
                                                            ------------    ------------
    Total consolidated operating expenses and costs .....   $    315,380    $    380,512
                                                            ============    ============

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ................................   $      5,543    $     20,951
Clipper .................................................           (743)           (350)
G.I. Trucking Company (1) ...............................             --             342
Other income (loss) and eliminations ....................             18            (879)
                                                            ------------    ------------
    Total consolidated operating income .................   $      4,818    $     20,064
                                                            ============    ============

(1) Includes three months of G.I. Trucking Company's operations for the three-month period ended March 31, 2001. G.I. Trucking Company was sold on August 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's accounting policies that are "critical," or the most important, to understand the Company's financial condition and results of operations and that require management of the Company to make the most difficult judgments are described as follows:

The Company's accounting policy for revenue recognition is a method prescribed by the Emerging Issues Task Force ("EITF") 91-9 for motor carrier transportation companies, where revenue is recognized based on relative transit times in each reporting period with expenses being recognized as incurred. Management of the Company utilizes a bill-by-bill analysis to establish the associated revenue to recognize in each reporting period.

The Company's accounting policy for its allowance for doubtful accounts is based on the Company's historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The Company's allowance for revenue adjustments is based on the Company's historical revenue adjustments. Actual write-offs or adjustments could differ from the allowance estimates the Company makes as a result of a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments.

Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for the Company's revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. Management has a policy of purchasing its revenue equipment or entering into capital leases rather than utilizing off-balance sheet financing.

The Company has elected to follow Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock options because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee and director options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company is self-insured up to certain limits for workers' compensation and certain property damage and liability claims. These claims liabilities recorded in the financial statements totaled $45.2 million and $46.3 million at March 31, 2002 and December 31, 2001, respectively. The Company does not discount its claims liabilities. Under the Company's accounting policy for claims, management annually estimates the development of the claims based upon the Company's historical development factors over a number of years. The Company utilizes a third party to calculate the development factors and analyze historical trends. Actual payments may differ from management's estimates as a result of a number of factors. These factors include increases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company's accrued claims liabilities.

The Company hedged its interest rate risk by entering into a fixed rate interest rate swap on $110.0 million of revolving Credit Agreement borrowings. The Company's accounting policy for derivative financial instruments is as prescribed by FAS 133, Accounting for Derivative Financial Instruments and Hedging Activities. The Company's fixed rate interest rate swap is an effective hedge on $110.0 million of revolving Credit Agreement borrowings in accordance with its accounting policy. As a result, the fair value of the swap ($4.2) million and ($5.4) million at March 31, 2002 and December 31, 2001, respectively, is recorded on the Company's balance sheet through other comprehensive income rather than through the income statement. If the swap terminated at March 31, 2002, the Company would have had to pay $4.2 million. Future changes in the fair value of the swap will also be reflected in other comprehensive income as long as the swap remains in place and is effectively hedged.

The Company's accounting policy for its 19% investment in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") is the equity method of accounting, similar to a partnership investment. Under the terms of the LLC operating agreement, the Company does not share in the profits or losses of Wingfoot during the term of the Company's "Put" option. The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $73.4 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. If the Company "puts" its interest to Goodyear, the Company will record a pre-tax gain of approximately $14.0 million in the quarter its interest is "put." If Goodyear "calls" the Company's interest in Wingfoot, the Company will record a pre-tax gain of approximately $19.0 million during the quarter the "call" is made by Goodyear.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2002, net additional borrowings under revolving credit facilities of $8.4 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $11.0 million, retire the remaining $5.0 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures (see Note B), pay $2.0 million in outstanding capital lease obligations and provide $6.4 million of cash used in the Company's operations. During the first quarter of 2001, cash provided by operations of $13.2 million, proceeds from asset sales of $0.8 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $14.8 million and reduce outstanding debt. Revenue equipment includes tractors and trailers used primarily in the Company's motor carrier transportation operations.

On August 13, 2001, the Company announced the call for redemption of its $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock ("ABFSP"). As of August 10, 2001, 1,390,000 shares of Preferred Stock were outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of Preferred Stock were converted to 3,511,439 shares of Common Stock. A total of 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their Preferred Stock. As a result of this transaction, the Company no longer has an obligation to pay Preferred Stock dividends, which approximated $4.0 million per year. Outstanding shares of Preferred Stock had historically been included in the Company's diluted earnings per share on an as-converted basis. Therefore, the conversion of preferred shares into common did not result in an increase in the Company's diluted common shares.

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

At March 31, 2002, there were $118.4 million of Revolver Advances and approximately $26.0 million of letters of credit outstanding. At March 31, 2002, the Company had approximately $105.6 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of March 31, 2002, the Company was in compliance with the covenants.

The Company's Credit Agreement contains two pricing grids. One of the grids is based on a leverage ratio and the other grid is based on the Company's senior debt rating agency ratings. The Company may choose whichever pricing grid to use at any time. A change in the senior debt rating could potentially impact the Company's Credit Agreement pricing. In addition, if the Company achieves certain senior debt ratings, which it has, the Company's Credit Agreement provides for no collateral filings, an increase in restricted payments allowed and no capital expenditure covenant. In January 2002, Standard & Poor's upgraded the Company's senior debt rating to BBB from BBB-. This upgrade represents a higher investment grade rating. The Company has no downward rating triggers that would accelerate the maturity of its debt.

The Company is in the process of negotiating a new credit facility that will replace its existing Credit Agreement, which expires in June 2003. The Company expects to have its new credit facility in place by the end of June 2002.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which is currently 0.575%. The fair value of the Company's interest rate swap was ($4.2) million at March 31, 2002 and ($5.4) million at December 31, 2001. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company's balance sheet in accordance with Statement No. 133, at March 31, 2002 and December 31, 2001, through other comprehensive income, net of income tax benefits.

The Company's primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. Both ABF and Clipper lease certain terminal facilities. At March 31, 2002, the Company has future minimum rental commitments, net of noncancellable subleases totaling $41.9 million for terminal facilities and $1.2 million primarily for revenue equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:


                                                                  PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------
                                                                      ($ thousands)
                                                          LESS THAN        1-3            4-5            AFTER
CONTRACTUAL OBLIGATIONS                      TOTAL         1 YEAR         YEARS          YEARS          5 YEARS
                                         ------------   ------------   ------------   ------------   ------------

Long-term debt (1)                       $    118,523   $         24   $    118,456   $         43   $         --
Capital lease obligations                      13,778         13,126            413            239             --
Minimum rental commitments under
  operating leases, net of subleases           43,060          8,585         15,150          9,790          9,535
Unconditional purchase obligations                 --             --             --             --             --
Other long-term debt obligations                   --             --             --             --             --
                                         ------------   ------------   ------------   ------------   ------------
Total contractual cash obligations       $    175,361   $     21,735   $    134,019   $     10,072   $      9,535
                                         ============   ============   ============   ============   ============

(1) The Company is negotiating a new revolving credit facility that it expects to have in place by June 2002, which would extend the maturity of $118.4 million due in years 1-3.

In 2002, the Company forecasts total spending of approximately $45.0 million for capital expenditures, net of proceeds from equipment and real estate sales. Of the $45.0 million, ABF is budgeted for approximately $40.0 million primarily for revenue equipment and facilities.

The Company has two principal sources of available liquidity, which are its operating cash and the $105.6 million it has available under its revolving Credit Agreement at March 31, 2002. The Company has generated between $60.0 million and $130.0 million of operating cash for the years 1999 through 2001, and it expects cash from operations and its available revolver to continue to be principal sources of liquidity to finance its annual debt maturities, lease commitments and fund its 2002 capital expenditures.

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2002 or 2001. The Company has no relationships with special-purpose entities or financial partnerships.

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

                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                    2002             2001
                                                ------------     ------------

OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC .....................
   Salaries and wages .......................           69.1%            65.1%
   Supplies and expenses ....................           12.3             13.5
   Operating taxes and licenses .............            3.4              3.2
   Insurance ................................            2.1              1.2
   Communications and utilities .............            1.2              1.2
   Depreciation and amortization ............            3.6              3.0
   Rents and purchased transportation .......            6.1              5.9
   Other ....................................            0.3              0.5
                                                ------------     ------------
                                                        98.1%            93.6%
                                                ------------     ------------


CLIPPER
   Cost of services .........................           88.2%            87.9%
   Selling, administrative and general ......           14.7             13.2
                                                ------------     ------------
                                                       102.9%           101.1%
                                                ------------     ------------


G.I. TRUCKING COMPANY(1)
   Salaries and wages .......................             --             51.4%
   Supplies and expenses ....................             --              9.2
   Operating taxes and licenses .............             --              2.4
   Insurance ................................             --              2.6
   Communications and utilities .............             --              1.4
   Depreciation and amortization ............             --              3.4
   Rents and purchased transportation .......             --             26.2
   Other ....................................             --              2.7
   (Gain) on sale of equipment ..............             --             (0.1)
                                                ------------     ------------
                                                          --             99.2%
                                                ------------     ------------

OPERATING INCOME (LOSS)

ABF Freight System, Inc. ....................            1.9%             6.4%
Clipper .....................................           (2.9)            (1.1)
G. I. Trucking Company(1) ...................             --              0.8

(1) Includes three months of G.I. Trucking Company's operations for the three-month period ended March 31, 2001. G.I. Trucking Company was sold on August 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Consolidated revenues for the three months ended March 31, 2002 were $320.2 million compared to $400.6 million for the same period in 2001, representing a decrease of 20.1%, due in part to a decrease in revenue for G.I. Trucking. On August 1, 2001, the Company sold the stock of G.I. Trucking (see Note I). The Company's first quarter 2001 results included three months of operations for G.I. Trucking. In addition, there were declines in revenues for ABF and Clipper for the first quarter of 2002 compared to the same period in 2001, as a result of a decline in the U.S. economy beginning in mid-2000. This economic decline was further accelerated by the September 11 terrorist attacks on the World Trade Center and on the Pentagon and has continued to negatively impact the Company during 2002. Operating income decreased 76.0% to $4.8 million in the first quarter of 2002 from $20.1 million in the first quarter of 2001. The decrease in operating income is due primarily to a decline in operating income for ABF, which relates primarily to the previously discussed revenue declines. Income before the cumulative effect of change in accounting principle for the three months ended March 31, 2002 was $1.5 million, or $0.06 per diluted common share, compared to $9.1 million, or $0.37 per diluted common share, for the same period in 2001. The decrease in income before the cumulative effect of change in accounting principle reflects primarily the decrease in operating income, offset in part by lower interest expense from lower average debt levels and no goodwill amortization in the first quarter of 2002, in accordance with the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 142 ("Statement 142"). During the first quarter of 2002, the Company recognized a non-cash impairment loss on its Clipper goodwill of $23.9 million, net of taxes, or ($0.95) per diluted common share, as the cumulative effect of change in accounting principle as required by Statement No. 142 (see Note E). The net loss, including the impact of the accounting change, for the three months ended March 31, 2002 was ($22.5) million, or ($0.89) per diluted common share, compared to net income of $9.1 million, or $0.37 per diluted common share, for the same period in 2001.

Tonnage levels in 2002 continue to be impacted by the decline in the U. S. economy. The impact could continue through the second quarter of 2002 and potentially further into 2002, if the U.S. economy does not improve.

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of March 31, 2002, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.3 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $4.0 million of the $5.3 million. Based upon the limited available Reliance financial information, the Company estimates its current exposure to Reliance to be $0.5 million, for which it established reserves during the third quarter of 2001. In evaluating that same financial information, the Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments, a process that could take several years.

ABF FREIGHT SYSTEM, INC.

Effective August 1, 2001, ABF implemented a general rate increase of 4.9%, in part, to cover known and expected cost increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2002 declined 9.9%, per workday, to $288.6 million from $325.5 million in the first quarter of 2001. ABF generated operating income of $5.5 million in the first quarter of 2002 compared to $21.0 million during the same period in 2001.

ABF's decline in revenue is due to a continued decrease in LTL tonnage and fuel surcharges, which was partially offset by an increase in revenue per hundredweight. ABF's LTL tonnage decreased 8.4% per workday in the first quarter of 2002, compared to the same period in 2001. ABF's performance for the first quarter of 2002 was affected by less available freight due to decreased business levels at customer facilities, primarily as a result of a decline in the U.S. economy. The decrease in tonnage was offset, in part, by an increase in LTL revenue per hundredweight, excluding fuel surcharge, of 2.0% to $21.10 in the first quarter of 2002 compared to $20.68 in the first quarter of 2001. The pricing environment remained relatively firm during the first quarter of 2002, when compared to that in previous economic downturns.

ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the first quarter of 2002 averaged 0.9% of revenue. The fuel surcharge in effect during the first quarter of 2001 averaged 3.3% of revenue.

ABF's operating ratio increased to 98.1% for the three months ended March 31, 2002 from 93.6% in the first quarter of 2001, primarily as a result of continued tonnage declines and changes in certain operating expense categories as follows:

Salaries and wages expense for the three months ended March 31, 2002 increased 4.0% as a percent of revenue compared to the same period in 2001. The increase results from the annual general International Brotherhood of Teamsters ("IBT") contractual wage and benefit rate increase on April 1, 2001 of approximately 3.0%, as well as the fact that a portion of salaries and wages are fixed in nature and increase as a percent of revenue with decreases in revenue levels. In addition, workers' compensation costs increased, which resulted primarily from a severe workers' compensation claim increase and an increase in the Company's self-insurance retention level, from $0.3 million per claim to $1.0 million per claim when the first quarter of 2002 is compared to the same period in 2001. During the second and third quarters of 2002, ABF will experience effective annual general contractual wage and benefit increases under its agreement with the IBT. The base wage and pension cost increases of 1.8% and 4.9%, respectively, will occur on April 1, 2002 and the health and welfare cost portion of the increases will occur on August 1, 2002. The health and welfare increase has yet to be determined.

Supplies and expenses decreased 1.2% as a percent of revenue for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to a decline in fuel costs, excluding taxes, which on an average price-per-gallon basis, declined to $0.64 for the first quarter of 2002 from $0.93 in the first quarter of 2001.

Insurance expense increased 0.9% as a percent of revenue for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to increased insurance premium costs for property damage and liability claims, in part, because of the effect of the September 11 terrorist attacks on the insurance markets.

Depreciation and amortization expense increased 0.6% as a percent of revenue for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to the purchase of 125 road tractors during the first quarter of 2002. The road tractors purchased were to replace older tractors in the fleet that have been transferred to city use. In addition, portions of such costs are primarily fixed in nature and increase as a percent of revenue with decreases in revenue levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

CLIPPER

Effective August 13, 2001, Clipper implemented a general rate increase of 4.9% for LTL shipments. Revenues for Clipper decreased 16.1% to $25.9 million in the first quarter of 2002 from $30.8 million in the first quarter of 2001.

LTL shipments decreased 5.3% per workday for the three months ended March 31, 2002, compared to the same period in 2001. LTL shipment declines reflect Clipper's movement away from unprofitable LTL business and lower business levels, resulting from the decline in the U.S. economy. LTL revenue per shipment decreased 8.3% for the three months ended March 31, 2002, compared to the same period in 2001. LTL revenue per shipment declines reflect, in part, an increase in Clipper's mix of heavier weighted shipments with a shorter length of haul. In addition, LTL revenue per shipment was also negatively impacted by declines in fuel surcharges and an increasingly competitive pricing marketplace.

Intermodal shipments decreased 11.4% per workday for the three months ended March 31, 2002, compared to the same period in 2001. The number of intermodal shipments decreased, primarily due to lower shipment volumes from existing customers. Intermodal revenue per shipment decreased 4.5% for the three months ended March 31, 2002, compared to the same period in 2001. Intermodal revenue per shipment declines reflect declines in fuel surcharges and an increasingly competitive pricing marketplace.

Clipper's operating ratio increased to 102.9% for the first quarter of 2002, from 101.1% in the first quarter of 2001. Clipper's operating ratio was adversely affected by reduced business levels and from the reduced rail incentives created by these reduced business levels. In addition, one of Clipper's customers, with a significant accounts receivable balance, filed for bankruptcy during the first quarter of 2002, which increased bad debt expense.

Clipper is soliciting additional shipments in its traditional metro-to-metro lanes. These shipments will provide a better match with Clipper's core operations and have historically been more profitable. However, Clipper most likely will not return to profitability in 2002 until business levels improve.

G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes") (see Note I). The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The facilities have a net book value of approximately $6.0 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. The Company's revenue and operating income includes three months of operations for G.I. Trucking for the first quarter of 2001. Revenues and operating income for G.I. Trucking for the three months ended March 31, 2001 were $40.5 million and $0.3 million, respectively.

INVESTMENT IN WINGFOOT

The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $73.4 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. As provided in the agreement between Goodyear and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

Treadco, the Company will not share in the profits or losses of Wingfoot during the term of the "Put." If the Company does not exercise its right to sell its 19% interest in Wingfoot, the Company will account for its share of Wingfoot's profits or losses beginning May 1, 2004, as provided in the Wingfoot Operating Agreement. If the Company "puts" its interest to Goodyear, the Company will record a pre-tax gain of approximately $14.0 million in the quarter its interest is "Put." If Goodyear "calls" the Company's interest in Wingfoot, the Company will record a pre-tax gain of approximately $19.0 million during the quarter the "call" is made by Goodyear.

INCOME TAXES

The difference between the effective tax rate for the three months ended March 31, 2002 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of the deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") has raised the same issue with respect to the Company. There are certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company has been involved in the administrative appeals process with the IRS regarding those factual differences. Based on the most recent information available, it is likely that the Company will receive an unfavorable decision from the IRS on the issues involved. During 2001, the Company paid approximately $33.0 million, which represented a substantial portion of the tax and interest that would be due if all the issues involved were decided adversely to the Company, and which was accounted for in prior years as a part of the Company's net deferred tax liability and accrued expenses. The Company continues to contest the issues and will pursue judicial remedies if appropriate. Because of the complex issues and the fact that multiple tax years and IRS examinations of the Company and an acquired company are involved, management believes the final resolution of this matter will occur over an extended future period. In the opinion of management, any additional liability that may arise has been accrued for and will not have a material adverse effect on the Company's results of operations, financial position and cash flows in any future period.

PREPAID EXPENSES

Prepaid expenses increased $9.7 million from December 31, 2001 to March 31, 2002, due primarily to the prepayment of 2002 annual insurance premiums for the Company.

FEDERAL AND STATE INCOME TAXES PREPAID

Federal and state income taxes prepaid increased $7.9 million from December 31, 2001 to March 31, 2002, due primarily to tax deductions from accelerated depreciation on equipment purchases, prepaid expenses deductible when paid for tax purposes, and tax benefits relating to stock options exercised.

ACCRUED EXPENSES

Accrued expenses decreased $4.7 million from December 31, 2001 to March 31, 2002, due primarily to the payment of incentive pay amounts and a decrease in the required reserves for loss, injury, damage and workers' compensation claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

CURRENT DEFERRED INCOME TAX ASSETS AND LONG-TERM DEFERRED INCOME TAX LIABILITIES

Net deferred income tax liabilities decreased $7.1 million from December 31, 2001 to March 31, 2002, due primarily to an increase in deferred tax assets associated with the write-off of the tax deductible goodwill of Clipper (see Note E).

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (currently 0.575%). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note H). Details regarding the swap, as of March 31, 2002, are as follows:

   NOTIONAL                                 RATE                        RATE                        FAIR
    AMOUNT            MATURITY              PAID                      RECEIVED                  VALUE(2)(3)
   --------           --------              ----                      --------                  -----------

$110.0 million     April 1, 2005    5.845% Plus Credit Agreement   LIBOR rate(1)               ($4.2)  million
                                    Margin (currently 0.575%)      Plus Credit Agreement
                                                                   Margin (currently 0.575%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at March 31, 2002 to terminate the agreement.

(3) The swap value changed from ($5.4) million at December 31, 2001. The fair value is impacted by changes in rates of similarly termed Treasury instruments.


OTHER MARKET RISKS

Since December 31, 2001, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

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

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              None.

         (b)  REPORTS ON FORM 8-K.

              The Company filed Form 8-K dated March 7, 2002, for Item No. 5 - Other Information. The filing announced the Company's non-cash impairment charge of $23.9 million on its Clipper goodwill.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               ARKANSAS BEST CORPORATION
                               (Registrant)

Date: May 9, 2002              /s/ David E. Loeffler
                               -------------------------------------------------
                               David E. Loeffler
                               Vice President-Treasurer, Chief Financial Officer
                               and Principal Accounting Officer