Form 10-K/A
period 2001-12-31
ARKANSAS BEST CORP /DE/
filed 2002-08-09
CIK 894405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001




[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
    For the transition period from __________________ to ____________________

                         Commission File Number: 0-19969

                            ARKANSAS BEST CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  71-0673405
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

3801 Old Greenwood Road, Ft. Smith, Arkansas               72903
  (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code: (479) 785-6000

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                          Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                 -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of February 25, 2002: 24,594,115

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of February 25, 2002: $579,133,549

                       DOCUMENTS INCORPORATED BY REFERENCE

A. The following sections of the 2001 Annual Report to Stockholders: 1) Market and Dividend Information; 2) Selected Financial Data; 3) Management's Discussion and Analysis of Financial Condition and Results of Operations; 4) Quantitative and Qualitative Disclosures About Market Risk; and 5) Financial Statements and Supplementary Data; and B. The Proxy Statement for the Company's April 14, 2002 annual meeting of stockholders is incorporated by reference in Part III of this Form 10-K.

         This Amendment No. l to the Annual Report on Form 10-K of Arkansas Best Corporation (the "Company") amends Item 11 of Part III of the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission on March 8, 2002.

         Item 11. Executive Compensation. Item 11 is hereby amended to include an expanded table of estimated pension benefits, to expand the description of the applicable pension plans and covered compensation thereunder, and to revise the 15 and 20 years of service columns in the pension table to provide lower estimates. Item 11 is hereby amended in its entirety to read as follows:

         The sections entitled "Executive Compensation," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Options/SAR Grants Table," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plans," "Employment Contracts and Termination of Employment and Change in Control Arrangements" and the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees" in the Company's Definitive Proxy Statement dated March 15, 2002 set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference, provided, however, the information contained in the sections entitled "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" are not incorporated herein by reference.


                          RETIREMENT AND SAVINGS PLANS

         Non-union employees of the Company and ABF who fulfill a minimum age and service requirement are eligible to participate in either the Company's Retirement Plan or ABF's Retirement Plan, as applicable, which generally provide fixed benefits payable in a lump-sum form upon retirement at age 65. Benefits also may be paid in the form of an annuity at the participant's election. Credited years of service for each of the individuals named in the EXECUTIVE COMPENSATION - SUMMARY COMPENSATION TABLE ("Executive Compensation Table") are:
Robert A. Young III, 37 years; Lary R. Scott, 6 years; David E. Stubblefield, 42 years; Jerry A. Yarbrough, 34 years; and David E. Loeffler, 6 years. Benefits are based upon a participant's years of service and average total monthly earnings (exclusive of extraordinary remuneration and expense allowances and subject to the annual Code limitation after 1988 of $150,000 as adjusted to reflect cost of living increases) during any sixty (60) consecutive calendar months during the participant's employment since 1980 which will give the participant the highest average monthly earnings ("Retirement Plan Compensation"). Benefits also are subject to certain other limitations in the Code.

         The following table illustrates the total estimated annual benefits payable from the Retirement Plans and the Company's and ABF's Supplemental Benefit Plans (see below) upon retirement at age 65, in the form of a single life annuity, to persons in the specified compensation and years-of-service classifications.

     HIGHEST                                              YEARS OF SERVICE
60-MONTH AVERAGE ---------------------------------------------------------------------------------------------------
     ANNUAL
  COMPENSATION        5        10         15        20         25        30         35          40            45
  ------------        -        --         --        --         --        --         --          --            --
    $  400,000   $  39,760 $  79,520  $ 119,280 $ 159,040  $ 198,800 $ 238,560  $ 278,320   $  318,080   $  357,840
    $  450,000   $  44,760 $  89,520  $ 134,280 $ 179,040  $ 223,800 $ 268,560  $ 313,320   $  358,080   $  402,840
    $  500,000   $  49,760 $  99,520  $ 149,280 $ 199,040  $ 248,800 $ 298,560  $ 348,320   $  398,080   $  447,840
    $  550,000   $  54,760 $ 109,520  $ 164,280 $ 219,040  $ 273,800 $ 328,560  $ 383,320   $  438,080   $  492,840
    $  600,000   $  59,760 $ 119,520  $ 179,280 $ 239,040  $ 298,800 $ 358,560  $ 418,320   $  478,080   $  537,840
    $  650,000   $  64,760 $ 129,520  $ 194,280 $ 259,040  $ 323,800 $ 388,560  $ 453,320   $  518,080   $  582,840
    $  700,000   $  69,760 $ 139,520  $ 209,280 $ 279,040  $ 348,800 $ 418,560  $ 488,320   $  558,080   $  627,840
    $  750,000   $  74,760 $ 149,520  $ 224,280 $ 299,040  $ 373,800 $ 448,560  $ 523,320   $  598,080   $  672,840
    $  800,000   $  79,760 $ 159,520  $ 239,280 $ 319,040  $ 398,800 $ 478,560  $ 558,320   $  638,080   $  717,840
    $  900,000   $  89,760 $ 179,520  $ 269,280 $ 359,040  $ 448,800 $ 538,560  $ 628,320   $  718,080   $  807,840
    $1,000,000   $  99,760 $ 199,520  $ 299,280 $ 399,040  $ 498,800 $ 598,560  $ 698,320   $  798,080   $  897,840
    $1,100,000   $ 109,760 $ 219,520  $ 329,280 $ 439,040  $ 548,800 $ 658,560  $ 768,320   $  878,080   $  987,840
    $1,200,000   $ 119,760 $ 239,520  $ 359,280 $ 479,040  $ 598,800 $ 718,560  $ 838,320   $  958,080   $1,077,840
    $1,300,000   $ 129,760 $ 259,520  $ 389,280 $ 519,040  $ 648,800 $ 778,560  $ 908,320   $1,038,080   $1,167,840



         In December 1987, the Company also established the Arkansas Best Corporation Supplemental Benefit Plan and ABF established the ABF Freight System, Inc. Supplemental Benefit Plan. Both Supplemental Benefit Plans are designed to supplement benefits under the Retirement Plans. The Code places limits on the amount of income participants may receive under the Retirement Plans. In order to compensate for those limitations and for reductions in the rate of benefit accruals from the 1985 formula under the Retirement Plans, the Supplemental Benefit Plans will pay sums in addition to amounts payable under the Retirement Plans to eligible participants. Participation in the Supplemental Benefit Plans is generally limited to employees of the Company or ABF who are participants in the Retirement Plans and who are also either officers at or above the rank of vice president and are designated as participants in a Supplemental Benefit Plan by the Company's Board. The amount due to each participant in the Supplemental Benefit Plans is the actuarial equivalent of the excess of (1) the payment due under the Retirement Plans as in effect on January 1, 1985 as amended, but without regard to any amendments that decrease the rate of benefit accruals and without regard to any Code limitations, or the current Retirement Plans without regard to any Code limitations if more; over (2) the actual benefit received from the Retirement Plans. This payment will be made in a lump-sum or in annual installments over a period of not more than 15 years at the participant's election. Amounts attributable to the Supplemental Benefit Plans are included in the pension table set forth above. The Supplemental Benefit Plans take into account all Retirement Plan Compensation without regard to Code limitations ("Covered Compensation"). The compensation disclosed in the Executive Compensation Table exceeds the Covered Compensation for the individuals listed in the Executive Compensation Table for all the named executives other than Mr. Scott. Covered Compensation for the remaining four named executives equals: Mr. Young, $1,077,987.48; Mr. Stubblefield, $890,186.52; Mr. Yarbrough, $449,637.48; and Mr. Loeffler, $395,317.32.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated August 9, 2002                ARKANSAS BEST CORPORATION


                                             -----------------------------------
                                             By:  /s/ David E. Loeffler
                                             Vice President and Chief Financial
                                             Officer and Treasurer