Form 10-Q
period 2002-06-30
ARKANSAS BEST CORP /DE/
filed 2002-08-09
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended     June 30, 2002
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


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (479) 785-6000
--------------------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                             Outstanding at July 31, 2002
       ----------------------------                 ----------------------------
       Common Stock, $.01 par value                       24,784,527 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                  PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Balance Sheets -
                      June 30, 2002 and December 31, 2001 .....................................      3

                    Condensed Consolidated Statements of Income -
                      For the Three and Six Months Ended June 30, 2002 and 2001................      5

                    Condensed Consolidated Statements of Stockholders' Equity
                      For the Six Months Ended June 30, 2002...................................      6

                    Condensed Consolidated Statements of Cash Flows -
                      For the Six Months Ended June 30, 2002 and 2001 .........................      7

                    Notes to Condensed Consolidated Financial Statements - June 30, 2002 ......      8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................     17

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk.................     27

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings .........................................................     28

     Item 2.        Changes in Securities .....................................................     28

     Item 3.        Defaults Upon Senior Securities ...........................................     28

     Item 4.        Submission of Matters to a Vote of Security Holders .......................     28

     Item 5.        Other Information .........................................................     28

     Item 6.        Exhibits and Reports on Form 8-K ..........................................     28

SIGNATURES          ...........................................................................     29

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30      DECEMBER 31
                                                                                  2002           2001
                                                                               ----------    -----------
                                                                               (UNAUDITED)       NOTE
                                                                                      ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...............................................   $   10,192     $   14,860
   Accounts receivable, less allowances
     (2002 - $3,056; 2001 - $3,483) ........................................      130,588        116,430
   Prepaid expenses ........................................................       12,740          6,803
   Deferred income taxes ...................................................       22,740         22,193
   Federal and state income taxes prepaid ..................................        3,815          2,647
   Other ...................................................................        3,646          4,027
                                                                               ----------     ----------
      TOTAL CURRENT ASSETS .................................................      183,721        166,960

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .....................................................      217,688        214,856
   Revenue equipment .......................................................      338,518        334,622
   Service, office and other equipment .....................................       81,571         79,268
   Leasehold improvements ..................................................       12,515         12,359
                                                                               ----------     ----------
                                                                                  650,292        641,105
   Less allowances for depreciation and amortization .......................      313,314        306,928
                                                                               ----------     ----------
                                                                                  336,978        334,177

INVESTMENT IN WINGFOOT .....................................................       59,341         59,341

OTHER ASSETS ...............................................................       70,389         58,949

ASSETS HELD FOR SALE .......................................................        4,227          2,402

GOODWILL, less accumulated amortization (2002 - $32,037; 2001 - $44,469) ...       63,825        101,324
                                                                               ----------     ----------

                                                                               $  718,481     $  723,153
                                                                               ==========     ==========

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  - CONTINUED

                                                                                         JUNE 30           DECEMBER 31
                                                                                           2002               2001
                                                                                       -------------      -------------
                                                                                        (UNAUDITED)           NOTE
                                                                                                 ($ thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable............................................       $       8,858      $       6,515
   Accounts payable ............................................................              62,402             50,366
   Accrued expenses.............................................................             119,501            121,423
   Current portion of long-term debt ...........................................               4,113             14,834
                                                                                       -------------      -------------
      TOTAL CURRENT LIABILITIES ................................................             194,874            193,138

LONG-TERM DEBT, less current portion ...........................................             112,343            115,003

FAIR VALUE OF INTEREST RATE SWAP ...............................................               6,738              5,383

OTHER LIABILITIES ..............................................................              52,919             40,097

DEFERRED INCOME TAXES ..........................................................              25,713             31,736

FUTURE MINIMUM RENTAL COMMITMENTS, NET
    (as of June 30, 2002 - $41,656) ............................................                  --                 --

OTHER COMMITMENTS AND CONTINGENCIES ............................................                  --                 --

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2002:  24,832,409 shares; 2001:  24,542,163 shares.................                 248                245
   Additional paid-in capital ..................................................             209,346            204,463
   Retained earnings ...........................................................             121,643            137,635
   Treasury stock, at cost, 2002 and 2001:  59,782 shares.......................                (955)              (955)
   Accumulated other comprehensive loss.........................................              (4,388)            (3,592)
                                                                                       -------------      -------------
      TOTAL STOCKHOLDERS' EQUITY ...............................................             325,894            337,796
                                                                                       -------------      -------------

                                                                                       $     718,481      $     723,153
                                                                                       =============      =============

See notes to condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30                              JUNE 30
                                                                 2002              2001              2002              2001
                                                             ------------      ------------      ------------      ------------
                                                                                         (UNAUDITED)
                                                                            ($ thousands, except per share data)
OPERATING REVENUES (3) .................................     $    345,137      $    406,577      $    665,335      $    807,153

OPERATING EXPENSES AND COSTS (3) .......................          331,880           386,680           647,260           767,192
                                                             ------------      ------------      ------------      ------------

OPERATING INCOME .......................................           13,257            19,897            18,075            39,961

OTHER INCOME (EXPENSE)
   Net gains on sales of property and other ............               --               628                --               628
   Interest expense ....................................           (2,006)           (3,470)           (4,054)           (7,135)
   Other, net ..........................................             (207)             (283)             (512)           (1,182)
                                                             ------------      ------------      ------------      ------------
                                                                   (2,213)           (3,125)           (4,566)           (7,689)
                                                             ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES .............................           11,044            16,772            13,509            32,272

FEDERAL AND STATE INCOME TAXES
   Current .............................................            3,005             9,736            (1,984)           15,204
   Deferred ............................................            1,545            (2,797)            7,550            (1,844)
                                                             ------------      ------------      ------------      ------------
                                                                    4,550             6,939             5,566            13,360
                                                             ------------      ------------      ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE ...................            6,494             9,833             7,943            18,912
                                                             ------------      ------------      ------------      ------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFITS OF $13,580 (4) .......               --                --           (23,935)               --
                                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS) ......................................            6,494             9,833           (15,992)           18,912
   Preferred stock dividends ...........................               --               999                --             1,998
                                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS) FOR COMMON STOCKHOLDERS ..............     $      6,494      $      8,834      $    (15,992)     $     16,914
                                                             ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
  Income before cumulative effect of change in
    accounting principle (1) ...........................     $       0.26      $       0.43      $       0.32      $       0.83
  Cumulative effect of change in accounting principle,
    net of tax .........................................               --                --             (0.97)               --
                                                             ------------      ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE (1) ........................     $       0.26      $       0.43      $      (0.65)     $       0.83
                                                             ------------      ------------      ------------      ------------

AVERAGE COMMON SHARES OUTSTANDING (BASIC) ..............       24,760,978        20,454,699        24,673,329        20,402,187
                                                             ============      ============      ============      ============

DILUTED:
  Income before cumulative effect of change in
    accounting principle (2) ...........................     $       0.26      $       0.40      $       0.32      $       0.76
  Cumulative effect of change in accounting principle,
    net of tax .........................................               --                --             (0.95)               --
                                                             ------------      ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE (2) ........................     $       0.26      $       0.40      $      (0.63)     $       0.76
                                                             ------------      ------------      ------------      ------------

AVERAGE COMMON SHARES OUTSTANDING (DILUTED) ............       25,311,665        24,834,232        25,324,727        24,764,011
                                                             ============      ============      ============      ============

CASH DIVIDENDS PAID PER COMMON SHARE ...................     $         --      $         --      $         --      $         --
                                                             ============      ============      ============      ============

(1) Gives consideration to preferred stock dividends of $1.0 million and $2.0 million for the three and six months ended June 30, 2001.

(2) For the three and six months ended June 30, 2001, conversion of preferred shares into common is assumed.

(3) Includes three and six months of G.I. Trucking's operations for the three and six months ended June 30, 2001. G.I. Trucking was sold on August 1, 2001.

(4) In the first quarter of 2002, the Company recognized a non-cash impairment loss of $23.9 million, net of taxes, due to the write-off of Clipper goodwill.

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               ACCUMULATED
                                                   COMMON STOCK     ADDITIONAL                   OTHER
                                                -----------------    PAID-IN     RETAINED     COMPREHENSIVE   TREASURY    TOTAL
                                                SHARES     AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)(a)   STOCK      EQUITY
                                                -------    ------   ---------   ----------  ----------------  --------  ---------
                                                                                 (UNAUDITED)
                                                                                 (thousands)
BALANCES AT JANUARY 1, 2002                      24,542    $  245   $ 204,463   $  137,635   $     (3,592)    $  (955)  $ 337,796

Net loss ......................................                                    (15,992)                               (15,992)
Changes in fair value of interest rate swap,
    net of taxes ..............................                                                      (828)                   (828)
Foreign currency translation, net of taxes ....                            27                          32                      59
                                                                                                                        ---------
    Comprehensive loss (b).....................                                                                           (16,761)
                                                                                                                        ---------
Issuance of common stock ......................     290         3       2,578                                               2,581
Tax effect of stock options exercised..........                         2,309                                               2,309
Change in fair value of Treadco officer
    stock options .............................                           (31)                                                (31)
                                                -------    ------   ---------   ----------   ------------     -------   ---------
BALANCES AT JUNE 30, 2002                        24,832    $  248   $ 209,346   $  121,643   $     (4,388)    $  (955)  $ 325,894
                                                =======    ======   =========   ==========   ============     =======   =========

(a) Net of tax benefits of $2.6 million relating to the fair value of the interest rate swap and $0.2 million relating to foreign currency translation.

(b) Total comprehensive income for the three months ended June 30, 2002 was $5.0 million. Total comprehensive income for the three and six months ended June 30, 2001 was $10.5 million and $17.8 million, respectively.


See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                    JUNE 30
                                                                                           2002                 2001
                                                                                      -------------       -------------
                                                                                                 (UNAUDITED)
                                                                                                 ($ thousands)
OPERATING ACTIVITIES
   Net cash provided by operating activities ...................................      $      34,389       $      23,344

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases and notes..........................................            (26,621)            (44,413)
   Proceeds from asset sales ...................................................              2,814               6,540
   Other .......................................................................             (2,707)               (542)
                                                                                      -------------       -------------
NET CASH USED BY INVESTING ACTIVITIES...........................................            (26,514)            (38,415)
                                                                                      -------------       -------------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities ................................             60,500              44,300
   Payments under revolving credit facilities ..................................            (60,500)            (21,300)
   Payments on long-term debt ..................................................            (11,214)            (16,695)
   Retirement of bonds..........................................................             (4,983)            (23,048)
   Net increase (decrease) in bank overdraft....................................              1,889              (2,454)
   Dividends paid on preferred stock ...........................................                 --              (1,998)
   Other, net...................................................................              1,765               3,233
                                                                                      -------------       -------------
NET CASH USED BY FINANCING ACTIVITIES...........................................            (12,543)            (17,962)
                                                                                      -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................             (4,668)            (33,033)
   Cash and cash equivalents at beginning of period ............................             14,860              36,742
                                                                                      -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................      $      10,192       $       3,709
                                                                                      =============       =============

See notes to condensed consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

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

Approximately 77% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT") and expires on March 31, 2003. The Company is currently preparing for the negotiation of a new collective bargaining agreement with the IBT and anticipates reaching an agreement with the IBT prior to the expiration of its current agreement, however there can be no assurance that this will happen.

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is effective for the Company in 2003. The impact on the Company's financial statements and related disclosures is not expected to be material.

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

The Company's subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 76 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $195,000 over the last 10 years primarily at seven sites), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

As of June 30, 2002, the Company has accrued approximately $2.4 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

A comparison of the Company's net income and earnings per share for the three and six months ended June 30, 2001, shown on an adjusted basis, excluding goodwill amortization, to the Company's actual income before the cumulative effect change, net loss, and earnings per share for the three and six months ended June 30, 2002 is as follows:

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2002          2001             2002           2001
                                                              ------------   -----------     -----------   ------------
                                                                        ($ thousands, except per share data)
NET INCOME (LOSS)
Income before cumulative effect of
  change in accounting principle ..........................   $      6,494   $     9,833     $     7,943   $     18,912
Cumulative effect of change in
  accounting principle, net of tax ........................              -             -         (23,935)             -
                                                              ------------   -----------     -----------   ------------
Reported net income (loss) ................................          6,494         9,833         (15,992)        18,912
Add back goodwill amortization, net of tax ................              -           853               -          1,706
                                                              ------------   -----------     -----------   ------------
Adjusted net income (loss) ................................   $      6,494   $    10,686     $   (15,992)  $     20,618
                                                              ============   ===========     ===========   ============

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2002          2001             2002           2001
                                                              ------------   -----------     -----------   ------------
NET INCOME (LOSS) PER COMMON SHARE

BASIC:
Income before cumulative effect of change
  in accounting principle..................................   $       0.26   $      0.43     $      0.32   $       0.83
Cumulative effect of change in accounting
  principle, net of tax ...................................             --            --           (0.97)            --
                                                              ------------   -----------     -----------   ------------
Reported net income (loss) per common share ...............           0.26          0.43           (0.65)          0.83
Goodwill amortization, net of tax .........................             --          0.04              --           0.08
                                                              ------------   -----------     -----------   ------------
Adjusted net income (loss) per common share ...............   $       0.26   $      0.47     $     (0.65)  $       0.91
                                                              ============   ===========     ===========   ============

DILUTED:
Income before cumulative effect of change
  in accounting principle .................................   $       0.26   $      0.40     $      0.32   $       0.76
Cumulative effect of change in accounting
  principle, net of tax ...................................             --            --           (0.95)            --
                                                              ------------   -----------     -----------   ------------
Reported net income (loss) per common share ...............           0.26          0.40           (0.63)          0.76
Goodwill amortization, net of tax .........................             --          0.03              --           0.07
                                                              ------------   -----------     -----------   ------------
Adjusted net income (loss) per common share ...............   $       0.26   $      0.43     $     (0.63)  $       0.83
                                                              ============   ===========     ===========   ============

NOTE F - ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

On January 1, 2002, the Company adopted FASB Statement No. 144 ("Statement 144"), Accounting for the Impairment and Disposal of Long-Lived Assets. The Company reviews its long-lived assets, including property, plant, equipment and capitalized software, that are held and used in its motor carrier operations and intermodal operations businesses for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as is required by Statement 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future cash outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss or review its depreciation policies as may be appropriate. No such events or circumstances were present, indicating the Company's long-lived assets would not be recoverable at June 30, 2002. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell.

Assets held for sale represent primarily ABF's non-operating freight terminals and older revenue equipment that is no longer in service. Assets held for sale are carried at the lower of their carrying value or fair value less costs to sell. Write-downs to fair value less costs to sell are reported below the operating income line in gains or losses on sales of property, in the case of real property, or above the operating income line as gains or losses on sales of equipment, in the case of revenue or other equipment. Assets held for sale are expected to be disposed of by selling the properties to a third party within the next 12 to 24 months.

Total assets held for sale at December 31, 2001 were $2.4 million. During the first six months of 2002, additional assets of $2.4 million were identified and reclassified to assets held for sale. Revenue equipment carried at $0.6 million was sold for a gain of $0.2 million. During the first six months of 2002, there were no write-downs to fair value less costs to sell.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE G - RELIANCE INSURANCE COMPANY INSOLVENCY

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of June 30, 2002, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.8 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $4.2 million of the $5.8 million. Based upon the limited available Reliance financial information, the Company estimates its current exposure to Reliance to be $0.5 million, for which it established reserves during the third quarter of 2001. In evaluating that same financial information, the Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments, a process that could take several years.

NOTE H - DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. On February 23, 1998, the Company entered into an interest-rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy is to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.575% at December 31, 2001 and is currently 0.825%) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company has designated its benchmark variable 30-day LIBOR-based interest rate on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. If the Company had terminated the interest rate swap on June 30, 2002, it would have had to pay an estimated $6.7 million. The Company recorded liabilities of $6.7 million and $5.4 million, respectively, on its balance sheet in accordance with Statement No. 133, at June 30, 2002 and December 31, 2001, with changes in value included in other comprehensive income, net of income tax benefits.

The Company reported no gain or loss during the three and six months ended June 30, 2002 or 2001 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $110.0 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

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

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. Cash proceeds from the sale of G.I. Trucking, net of costs and income taxes, of approximately $33.0 million were used to pay down the Company's outstanding debt.

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30                              JUNE 30
                                                                 2002             2001              2002              2001
                                                              ------------     ------------      ------------      ------------
                                                                            ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share -
     Income before cumulative effect of
       change in accounting principle ....................    $      6,494     $      9,833      $      7,943      $     18,912
     Cumulative effect of change in accounting
       principle, net of tax .............................              --               --           (23,935)               --
     Preferred stock dividends ...........................              --             (999)               --            (1,998)
                                                              ------------     ------------      ------------      ------------
     Net income (loss) available to common stockholders ..           6,494            8,834           (15,992)           16,914
     Effect of dilutive securities (1) ...................              --              999                --             1,998
                                                              ------------     ------------      ------------      ------------
   Numerator for diluted earnings per share -
     Net income (loss) available to common stockholders ..    $      6,494     $      9,833      $    (15,992)     $     18,912
                                                              ============     ============      ============      ============
DENOMINATOR:
   Denominator for basic earnings
      per share -- weighted-average shares ...............      24,760,978       20,454,699        24,673,329        20,402,187
   Effect of dilutive securities:
      Conversion of preferred stock (1) ..................              --        3,530,183                --         3,530,183
      Employee stock options .............................         550,687          849,350           651,398           831,641
                                                              ------------     ------------      ------------      ------------
   Denominator for diluted earnings
      per share -- adjusted weighted-average
      shares and assumed conversions .....................      25,311,665       24,834,232        25,324,727        24,764,011
                                                              ============     ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE

BASIC:
   Income before cumulative effect of change
     in accounting principle .............................    $       0.26     $       0.43      $       0.32      $       0.83
   Cumulative effect of change in accounting principle,
     net of tax ..........................................              --               --             (0.97)               --
                                                              ------------     ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE ..............................    $       0.26     $       0.43      $      (0.65)     $       0.83
                                                              ============     ============      ============      ============

DILUTED:
   Income before cumulative effect of change
     in accounting principle .............................    $       0.26     $       0.40      $       0.32      $       0.76
   Cumulative effect of change in accounting principle,
     net of tax ..........................................              --               --             (0.95)               --
                                                              ------------     ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE ..............................    $       0.26     $       0.40      $      (0.63)     $       0.76
                                                              ============     ============      ============      ============

CASH DIVIDENDS PAID
   PER COMMON SHARE ......................................    $         --     $         --      $         --      $         --
                                                              ============     ============      ============      ============

(1) For the three and six months ended June 30, 2001, conversion of preferred shares into common is assumed.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE K - INCOME TAXES

The difference between the effective tax rate for the six months ended June 30, 2002 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of the deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") has raised the same issue with respect to the Company. There are certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company has been involved in the administrative appeals process with the IRS regarding those factual differences. During 2001, the Company paid approximately $33.0 million, which represented a substantial portion of the tax and interest that would be due if all the issues involved were decided adversely to the Company, and which was accounted for in prior years as a part of the Company's net deferred tax liability and accrued expenses. The Company continues to contest the issues and will pursue judicial remedies if appropriate. Because of the complex issues and the fact that multiple tax years and IRS examinations of the Company and an acquired company are involved, management believes the final resolution of this matter will occur over an extended period. In the opinion of management, any additional liability that may arise has been accrued for and will not have a material adverse effect on the Company's results of operations, financial position and cash flows in any future period.

NOTE L - CREDIT AGREEMENT

On May 15, 2002, the Company entered into a new three-year $225.0 million Credit Agreement ("Credit Agreement") with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The new Credit Agreement replaces the Company's five-year $250.0 million credit agreement dated as of June 12, 1998 with Wells Fargo Bank Texas, National Association, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, which was terminated on May 15, 2002. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $100.0 million sub limit for letters of credit) and extends into 2005.

At June 30, 2002, there were $110.0 million of Revolver Advances and approximately $30.8 million of letters of credit outstanding. At June 30, 2002, the Company had approximately $84.2 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of June 30, 2002, the Company was in compliance with the covenants.

The Company's Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company's senior debt rating agency ratings. A change in the Company's senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company's senior debt ratings fall below investment grade, the Company's Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB by Standard & Poor's Rating Service and Baa3 by Moody's Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of its debt.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE M - OPERATING SEGMENT DATA

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

The following table reflects asset information by reportable operating segment for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated assets at June 30, 2002, subsequent to the recognition of the impairment loss on the Company's Clipper goodwill and the reclassification of a portion of the Company's LBO goodwill to ABF, resulting in the entire amount of LBO goodwill being allocated to ABF (see Note E) and at December 31, 2001:

                                                                                            JUNE 30        DECEMBER 31
                                                                                              2002            2001
                                                                                          -------------    ------------
                                                                                                   ($ thousands)
   ABF..............................................................................      $     479,778    $    441,644
   Clipper .........................................................................             25,682          46,618
   Investment in Wingfoot...........................................................             59,341          59,341
   Other assets and eliminations....................................................            153,680         175,550
                                                                                          -------------    ------------
     Total consolidated assets......................................................      $     718,481    $    723,153
                                                                                          =============    ============

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income:

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2002          2001             2002           2001
                                                              ------------   -----------     -----------   ------------
                                                                                    ($ thousands)
OPERATING REVENUES
   ABF.....................................................   $    308,060   $   324,836     $   596,701   $    650,349
   Clipper ................................................         30,366        34,319          56,235         65,147
   G.I. Trucking (1).......................................             --        41,994              --         82,532
   Other revenues and eliminations.........................          6,711         5,428          12,399          9,125
                                                              ------------   -----------     -----------   ------------
     Total consolidated operating revenues.................   $    345,137   $   406,577     $   665,335   $    807,153
                                                              ============   ===========     ===========   ============

(1) Includes three and six months of G.I. Trucking's operations for the three and six months ended June 30, 2001. G.I. Trucking was sold on August 1, 2001.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2002          2001             2002           2001
                                                              ------------   -----------     -----------   ------------
                                                                                    ($ thousands)
OPERATING EXPENSES AND COSTS
ABF
   Salaries and wages......................................   $    208,893   $   214,022     $   408,424   $    425,776
   Supplies and expenses...................................         38,840        43,358          74,205         87,363
   Operating taxes and licenses............................          9,990        10,151          19,853         20,410
   Insurance...............................................          5,212         3,851          11,146          7,861
   Communications and utilities............................          3,295         3,724           6,738          7,759
   Depreciation and amortization...........................         10,307         9,737          20,746         19,348
   Rents and purchased transportation......................         18,437        19,115          36,165         38,393
   Other...................................................            736         1,049           1,597          2,586
   (Gain) loss on sale of revenue equipment ...............           (158)          (39)           (224)            34
                                                              ------------   -----------     -----------   ------------
                                                                   295,552       304,968         578,650        609,530
                                                              ------------   -----------     -----------   ------------

CLIPPER
   Cost of services........................................         25,672        29,428          48,487         56,517
   Selling, administrative and general.....................          3,824         3,745           7,616          7,824
   Loss on sale of revenue equipment ......................             59            22              64             32
                                                              ------------   -----------     -----------   ------------
                                                                    29,555        33,195          56,167         64,373
                                                              ------------   -----------     -----------   ------------

G.I. TRUCKING (1)
   Salaries and wages......................................             --        21,604              --         42,453
   Supplies and expenses...................................             --         4,159              --          7,901
   Operating taxes and licenses............................             --           939              --          1,925
   Insurance...............................................             --           991              --          2,030
   Communications and utilities............................             --           559              --          1,145
   Depreciation and amortization...........................             --         1,410              --          2,777
   Rents and purchased transportation......................             --        11,064              --         21,698
   Other...................................................             --           970              --          2,012
   (Gain) loss on sale of equipment........................             --             2              --            (47)
                                                              ------------   -----------     -----------   ------------
                                                                        --        41,698              --         81,894
                                                              ------------   -----------     -----------   ------------

Other expenses and eliminations............................          6,773         6,819          12,443         11,395
                                                              ------------   -----------     -----------   ------------

   Total consolidated operating expenses and costs.........   $    331,880   $   386,680     $   647,260   $    767,192
                                                              ============   ===========     ===========   ============

OPERATING INCOME (LOSS)
ABF........................................................   $     12,508   $    19,868     $    18,051   $     40,819
Clipper ...................................................            811         1,124              68            774
G.I. Trucking (1)..........................................             --           296              --            638
Other (loss) and eliminations..............................            (62)       (1,391)            (44)        (2,270)
                                                              ------------   -----------     -----------   ------------
   Total consolidated operating income.....................   $     13,257   $    19,897     $    18,075   $     39,961
                                                              ============   ===========     ===========   ============

(1) Includes three and six months of G.I. Trucking's operations for the three and six months ended June 30, 2001. G.I. Trucking was sold on August 1, 2001.

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

Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for the Company's revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. Currently, management has a policy of purchasing its revenue equipment rather than utilizing off-balance sheet financing.

The Company has elected to follow Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock options because the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company's employee and director options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company is self-insured up to certain limits for workers' compensation and certain property damage and liability claims. These claims liabilities recorded in the financial statements totaled $46.2 million and $46.3 million at June 30, 2002 and December 31, 2001, respectively. The Company does not discount its claims liabilities. Under the Company's accounting policy for claims, management annually estimates the development of the claims based upon the Company's historical development factors over a number of years. The Company utilizes a third party to calculate the development factors and analyze historical trends. Actual payments may differ from management's estimates as a result of a number of factors. These factors include increases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company's accrued claims liabilities.

The Company hedged its interest rate risk by entering into a fixed rate interest rate swap on $110.0 million of revolving credit agreement borrowings. The Company's accounting policy for derivative financial instruments is as prescribed by FAS 133, Accounting for Derivative Financial Instruments and Hedging Activities. The Company's fixed rate interest rate swap is an effective hedge on $110.0 million of revolving credit agreement borrowings in accordance with its accounting policy. As a result, the fair value of the swap ($6.7) million and ($5.4) million at June 30, 2002 and December 31, 2001, respectively, is recorded on the Company's balance sheet through other comprehensive income rather than through the income statement. If the swap terminated at June 30, 2002, the Company would have had to pay $6.7 million. Future changes in the fair value of the swap will also be reflected in other comprehensive income as long as the swap remains in place and is effectively hedged.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002, cash provided by operations of $34.4 million, proceeds from asset sales of $2.8 million, borrowings of $2.6 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $29.3 million, retire the remaining $5.0 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures (see Note B) and pay $11.2 million in outstanding debt obligations. During the six months ended June 30, 2001, cash provided by operations of $23.3 million, proceeds from asset sales of $6.5 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $44.4 million and reduce outstanding debt, including the retirement of $24.6 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures. Revenue equipment includes tractors and trailers used primarily in the Company's motor carrier transportation operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

On May 15, 2002, the Company entered into a new three-year $225.0 million Credit Agreement ("Credit Agreement") with Wells Fargo Bank Texas, National Association, as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The new Credit Agreement replaces the Company's five-year $250.0 million credit agreement dated as of June 12, 1998 with Wells Fargo Bank Texas, National Association, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, which was terminated on May 15, 2002. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $100.0 million sub limit for letters of credit) and extends into 2005.

At June 30, 2002, there were $110.0 million of Revolver Advances and approximately $30.8 million of letters of credit outstanding. At June 30, 2002, the Company had approximately $84.2 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of June 30, 2002, the Company was in compliance with the covenants.

The Company's Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company's senior debt rating agency ratings. A change in the Company's senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company's senior debt ratings fall below investment grade, the Company's Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB by Standard & Poor's Rating Service and Baa3 by Moody's Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of its debt.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.575% at December 31, 2001 and is currently 0.825%. The fair value of the Company's interest rate swap was ($6.7) million at June 30, 2002 and ($5.4) million at December 31, 2001. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company's balance sheet in accordance with Statement No. 133, at June 30, 2002 and December 31, 2001, through other comprehensive income, net of income tax benefits.

The Company's primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. Both ABF and Clipper lease certain terminal facilities. At June 30, 2002, the Company has future minimum rental commitments, net of noncancellable subleases totaling $40.8 million for terminal facilities and $0.9 million primarily for revenue equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

                                                                  PAYMENTS DUE BY PERIOD
                                         ----------------------------------------------------------------------------
                                                                         ($ thousands)
                                                          LESS THAN           1-3                4-5          AFTER
CONTRACTUAL OBLIGATIONS                     TOTAL          1 YEAR            YEARS              YEARS         5 YEARS
                                         -----------      ----------       ----------         ----------     --------
Long-term debt                           $   111,897      $      158       $  110,349         $      366     $  1,024
Capital lease obligations                      4,559           3,955              422                182            -
Minimum rental commitments under
  operating leases, net of subleases          41,656          10,883           13,452              9,329        7,992
Unconditional purchase obligations                 -               -                -                  -            -
Other long-term debt obligations                   -               -                -                  -            -
                                         -----------      ----------       ----------         ----------     --------
Total contractual cash obligations       $   158,112      $   14,996       $  124,223         $    9,877     $  9,016
                                         ===========      ==========       ==========         ==========     ========

In 2002, the Company forecasts total spending of approximately $45.0 million for capital expenditures, net of proceeds from equipment and real estate sales. Of the $45.0 million, ABF is budgeted for approximately $40.0 million primarily for revenue equipment and facilities.

During the third quarter of 2002, the Company anticipates increasing its letter of credit commitments by approximately $40.0 million. This increase is due to the Company's shift from surety bond coverage for worker's compensation self insurance in certain states, to letters of credit, which currently have more favorable pricing.

The Company plans to make a contribution during the third quarter of 2002, to its defined benefit pension plan covering non-union employees, if tax deductible.

The Company has two principal sources of available liquidity, which are its operating cash and the $84.2 million it has available under its revolving Credit Agreement at June 30, 2002. The Company has generated between $60.0 million and $130.0 million of operating cash, annually, during the years 1999 through 2001, and it expects cash from operations and its available revolver to continue to be principal sources of liquidity to finance its annual debt maturities, lease commitments, letter of credit commitments, pension contributions and fund its 2002 capital expenditures.

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2002 or 2001. The Company has no relationships with special-purpose entities or financial partnerships and has no outstanding loans with officers of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percent of revenue for the applicable segment.

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30                      JUNE 30
                                                     2002            2001           2002           2001
                                                   ---------       ---------      ---------      ---------
OPERATING EXPENSES AND COSTS
ABF
   Salaries and wages ........................          67.8%           65.9%          68.4%          65.5%
   Supplies and expenses .....................          12.6            13.3           12.4           13.4
   Operating taxes and licenses ..............           3.2             3.1            3.3            3.1
   Insurance .................................           1.7             1.2            1.9            1.2
   Communications and utilities ..............           1.1             1.1            1.1            1.2
   Depreciation and amortization .............           3.3             3.0            3.5            3.0
   Rents and purchased transportation ........           6.0             5.9            6.1            5.9
   Other .....................................           0.3             0.4            0.3            0.4
   (Gain) loss on sale of revenue equipment ..          (0.1)             --             --             --
                                                   ---------       ---------      ---------      ---------
                                                        95.9%           93.9%          97.0%          93.7%
                                                   ---------       ---------      ---------      ---------
CLIPPER
   Cost of services ..........................          84.5%           85.7%          86.2%          86.8%
   Selling, administrative and general .......          12.6            10.9           13.6           12.0
   Loss on sale of revenue equipment .........           0.2             0.1            0.1             --
                                                   ---------       ---------      ---------      ---------
                                                        97.3%           96.7%          99.9%          98.8%
                                                   ---------       ---------      ---------      ---------
G.I. TRUCKING (1)
   Salaries and wages ........................            --            51.4%            --           51.4%
   Supplies and expenses .....................            --             9.9             --            9.6
   Operating taxes and licenses ..............            --             2.2             --            2.3
   Insurance .................................            --             2.4             --            2.5
   Communications and utilities ..............            --             1.3             --            1.4
   Depreciation and amortization .............            --             3.4             --            3.4
   Rents and purchased transportation ........            --            26.3             --           26.3
   Other .....................................            --             2.4             --            2.4
   (Gain) loss on sale of revenue equipment ..            --              --             --           (0.1)
                                                   ---------       ---------      ---------      ---------
                                                          --            99.3%            --           99.2%
                                                   ---------       ---------      ---------      ---------

OPERATING INCOME (LOSS)

ABF ..........................................           4.1%            6.1%           3.0%           6.3%
Clipper ......................................           2.7             3.3            0.1            1.2
G. I. Trucking (1) ...........................            --             0.7             --            0.8

(1) Includes three and six months of G.I. Trucking's operations for the three and six months ended June 30, 2001. G.I. Trucking was sold on August 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

Consolidated revenues for the three and six months ended June 30, 2002 were $345.1 million and $665.3 million compared to $406.6 million and $807.2 million for the same periods in 2001, representing a decreases of 15.1% and 17.6%, respectively, due in part to a decrease in revenue for G.I. Trucking. On August 1, 2001, the Company sold the stock of G.I. Trucking (see Note I). The Company's results for the three and six months ended June 30, 2001 included three and six months of operations, respectively, for G.I. Trucking. In addition, there were declines in revenues for ABF and Clipper for the three and six months ended June 30, 2002 compared to the same periods in 2001, as a result of a decline in the U.S. economy beginning in mid-2000. This economic decline was further accelerated by the September 11 terrorist attacks on the World Trade Center and on the Pentagon and has continued to negatively impact the Company during 2002. Operating income decreased to $13.3 million and $18.1 million for the three and six months ended June 30, 2002 from $19.9 million and $40.0 million during the same periods in 2001. The decrease in operating income is due primarily to a decline in operating income for ABF, which relates primarily to the previously discussed revenue declines. Income before the cumulative effect of change in accounting principle for the three and six months ended June 30, 2002 was $6.5 million and $7.9 million respectively, or $0.26 and $0.32 per diluted common share, compared to $9.8 million and $18.9 million respectively, or $0.40 and $0.76 per diluted common share, for the same periods in 2001. The decrease in income before the cumulative effect of change in accounting principle reflects primarily the decrease in operating income, offset in part by lower interest expense from lower average debt levels and no goodwill amortization in 2002, in accordance with the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 142 ("Statement 142"). During the first quarter of 2002, the Company recognized a non-cash impairment loss on its Clipper goodwill of $23.9 million, net of taxes, or ($0.95) per diluted common share, as the cumulative effect of change in accounting principle as required by Statement No. 142 (see Note E). The Company's net income (loss), including the impact of the accounting change, for the three and six months ended June 30, 2002 was $6.5 million and ($16.0) million respectively, or $0.26 and ($0.63) per diluted common share, compared to net income of $9.8 million and $18.9 million respectively, or $0.40 and $0.76 per diluted common share, for the same periods in 2001.

Tonnage levels in 2002 continue to be impacted by a decline in the U. S. economy, beginning in mid-2000. The impact could continue through the third quarter of 2002 and potentially further into 2002, if the U.S. economy does not improve.

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of June 30, 2001. As of June 30, 2002, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.8 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $4.2 million of the $5.8 million. Based upon the limited available Reliance financial information, the Company estimates its current exposure to Reliance to be $0.5 million, for which it established reserves during the third quarter of 2001. In evaluating that same financial information, the Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments, a process that could take several years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

ABF FREIGHT SYSTEM, INC.

Effective August 1, 2002 and 2001, ABF implemented general rate increases of 5.8% and 4.9% respectively, in part, to cover known and expected cost increases.

Revenues for the three and six months ended June 30, 2002 declined, on a workday basis, 5.2% and 7.5% to $308.1 million and $596.7 million from $324.8 million and $650.3 million during the same periods in 2001. ABF generated operating income of $12.5 million and $18.1 million for the three and six months ended June 30, 2002 compared to $19.9 million and $40.8 million during the same periods in 2001.

ABF's decline in revenue is due to a continued decrease in LTL tonnage and fuel surcharges, which was partially offset by an increase in revenue per hundredweight. ABF's LTL tonnage decreased 6.1% and 7.2% per workday for the three and six months ended June 30, 2002, compared to the same periods in 2001. ABF's performance for the three and six months ended June 30, 2002 was affected by less available freight due to decreased business levels at customer facilities, primarily as a result of a decline in the U.S. economy. The decrease in tonnage was offset, in part, by an increase in LTL revenue per hundredweight, excluding fuel surcharge of 3.1% and 2.6%, to $21.31 and $21.20 for the three and six months ended June 30, 2002 compared to $20.67 for both the three and six months ended June 30, 2001. The pricing environment remained relatively firm during the first six months of 2002, when compared to that in previous economic downturns.

ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three and six months ended June 30, 2002 averaged 1.9% and 1.4% of revenue. The fuel surcharge in effect during the same periods in 2001 averaged 3.1% and 3.2% of revenue.

ABF's operating ratio increased to 95.9% and 97.0% for the three and six months ended June 30, 2002 from 93.9% and 93.7% during the same periods in 2001, primarily as a result of continued tonnage declines and changes in insurance costs and certain other operating expense categories as follows:

Salaries and wages expense for the three and six months ended June 30, 2002 increased 1.9% and 2.9% as a percent of revenue compared to the same periods in 2001. The increase results from the annual general International Brotherhood of Teamsters ("IBT") contractual base wage and pension cost increases of 1.8% and 4.9%, on April 1, 2002, as well as the fact that a portion of salaries and wages are fixed in nature and increase as a percent of revenue with decreases in revenue levels. In addition, workers' compensation costs increased, which resulted primarily from severe workers' compensation claim increases and an increase in the Company's self-insurance retention level, from $0.3 million per claim to $1.0 million per claim when the three and six months ended June 30, 2002 is compared to the same periods in 2001. During the third quarter of 2002, ABF will experience an effective annual general contractual health and welfare cost increase under its agreement with the IBT, which will occur on August 1, 2002. The health and welfare increase percentage has yet to be determined.

The Company's five-year agreement with the IBT expires on March 31, 2003. The Company is currently preparing for the negotiation of a new collective bargaining agreement with the IBT and anticipates reaching an agreement with the IBT prior to the expiration of its current agreement, however there can be no assurance that this will happen.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

Supplies and expenses decreased 0.7% and 1.0% as a percent of revenue for the three and six months ended June 30, 2002, compared to the same periods in 2001, due primarily to a decline in fuel costs, excluding taxes, which on an average price-per-gallon basis, declined to $0.77 and $0.71 for the three and six months ended June 30, 2002 from $0.93 for both the three and six months ended June 30, 2001.

Insurance expense increased 0.5% and 0.7% as a percent of revenue for the three and six months ended June 30, 2002, compared to the same periods in 2001, due primarily to increased insurance premium costs for property damage and liability claims, in part, because of the effect of the September 11 terrorist attacks on the insurance markets.

Depreciation and amortization expense increased 0.3% and 0.5% as a percent of revenue for the three and six months ended June 30, 2002, compared to the same periods in 2001, due primarily to the purchase of 394 road tractors during the six months ended June 30, 2002. The road tractors purchased were to replace older tractors in the fleet that have been transferred to city use. In addition, portions of such costs are primarily fixed in nature and increase as a percent of revenue with decreases in revenue levels.

CLIPPER

Effective July 29, 2002 and August 13, 2001, Clipper implemented general rate increases of 5.9% and 4.9%, respectively, for LTL shipments. Revenues for Clipper decreased to $30.4 million and $56.2 million for the three and six months ended June 30, 2002 from $34.3 million and $65.1 million during the same periods in 2001.

LTL shipments decreased 3.2% and 4.2% per workday for the three and six months ended June 30, 2002, compared to the same periods in 2001. LTL shipment declines reflect Clipper's movement away from unprofitable LTL business and lower business levels, resulting from the decline in the U.S. economy. LTL revenue per shipment decreased 5.4% and 6.8% for the three and six months ended June 30, 2002, compared to the same periods in 2001. LTL revenue per shipment declines reflect, in part, an increase in Clipper's mix of heavier weighted shipments with a shorter length of haul. In addition, LTL revenue per shipment was also negatively impacted by declines in fuel surcharges.

Intermodal shipments decreased 22.3% and 17.3% per workday for the three and six months ended June 30, 2002, compared to the same periods in 2001. The number of intermodal shipments decreased, primarily due to lower shipment volumes from existing customers. Intermodal revenue per shipment decreased 0.1% and 2.2% for the three and six months ended June 30, 2002, compared to the same periods in 2001. Intermodal revenue per shipment declines reflect declines in fuel surcharges and an increasingly competitive pricing marketplace.

Clipper's operating ratio increased to 97.3% and 99.9% for the three and six months ended June 30, 2002, from 96.7% and 98.8% during the same periods in 2001. Clipper's operating ratio was adversely affected by reduced business levels and from the reduced rail incentives created by these reduced business levels. In addition, two of Clipper's customers, with significant accounts receivable balances, filed for bankruptcy during the first six months of 2002, which increased bad debt expense.

Clipper is soliciting additional shipments in its traditional metro-to-metro lanes. These shipments will provide a better match with Clipper's core operations and have historically been more profitable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes") (see Note I). The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The facilities have a net book value of approximately $6.0 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. The Company's revenue and operating income includes three and six months of operations for G.I. Trucking for the three and six months ended June 30, 2001. Revenues for G.I. Trucking for the three and six months ended June 30, 2001 were $42.0 million and $82.5 million, respectively. Operating income for G.I. Trucking for the three and six months ended June 30, 2001 was $0.3 million and $0.6 million, respectively.

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

INCOME TAXES

The difference between the effective tax rate for the three months ended June 30, 2002 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of the deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") has raised the same issue with respect to the Company. There are certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company has been involved in the administrative appeals process with the IRS regarding those factual differences. During 2001, the Company paid approximately $33.0 million, which represented a substantial portion of the tax and interest that would be due if all the issues involved were decided adversely to the Company, and which was accounted for in prior years as a part of the Company's net deferred tax liability and accrued expenses. The Company continues to contest the issues and will pursue judicial remedies if appropriate. Because of the complex issues and the fact that multiple tax years and IRS examinations of the Company and an acquired company are involved, management believes the final resolution of this matter will occur over an extended period. In the opinion of management, any additional liability that may arise has been accrued for and will not have a material adverse effect on the Company's results of operations, financial position and cash flows in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

PREPAID EXPENSES

Prepaid expenses increased $5.9 million from December 31, 2001 to June 30, 2002, due primarily to the prepayment of 2002 annual insurance premiums for the Company.

OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

Other long-term assets increased $11.4 million and other long-term liabilities increased $12.8 million from December 31, 2001 to June 30, 2002, due primarily to a reclassification between supplemental pension benefit plan assets and liabilities. The net effect of this reclassification on the Company's balance sheet was zero.

CURRENT DEFERRED INCOME TAX ASSETS AND LONG-TERM DEFERRED INCOME TAX LIABILITIES

Net deferred income tax liabilities decreased $6.6 million from December 31, 2001 to June 30, 2002, due primarily to an increase in deferred tax assets associated with the write-off of the tax deductible goodwill of Clipper (see Note E).

SEASONALITY

ABF is affected by seasonal fluctuations, which affects its tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper's operations are similar to operations at ABF with revenues being weaker in the first quarter and stronger during the months of June through October.

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.575% at December 31, 2001 and currently 0.825%). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note H). Details regarding the swap, as of June 30, 2002, are as follows:

        NOTIONAL                                 RATE                             RATE                      FAIR
         AMOUNT            MATURITY              PAID                           RECEIVED                VALUE (2)(3)
        --------           --------              ----                           --------                ------------
     $110.0 million     April 1, 2005    5.845% Plus Credit Agreement        LIBOR rate (1)             ($6.7) million
                                         Margin (currently 0.825%)           Plus Credit Agreement
                                                                             Margin (currently 0.825%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at June 30, 2002 to terminate the agreement.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on April 24, 2002. The first proposal considered at the Annual Meeting was to elect three persons to serve as directors of the Company. The results of this proposal were as follows:

             Directors                  Votes For             Votes Withheld
         William A. Marquard           20,093,205                  1,638,684
         Alan J. Zakon                 20,489,604                  1,242,285
         William M. Legg               20,487,249                  1,244,640

The second proposal was to approve the 2002 Stock Option Plan. This proposal received 18,246,580 votes for adoption, 3,003,476 against adoption, 481,833 abstentions and no broker non-votes.

The third proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2002. This proposal received 21,480,672 votes for adoption, 237,939 against adoption, 13,278 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS.

               10.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   REPORTS ON FORM 8-K.

               The Company filed Form 8-K dated May 17, 2002, for Item No. 5 - Other Events. The filing announced the Company's new three-year $225 million Credit Agreement dated as of May 15, 2002.

               The Company filed Form 8-K dated June 21, 2002, for Item No. 5 - Other Events. The filing announced the Company's general rates and charges increase that took effect August 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               ARKANSAS BEST CORPORATION
                                         (Registrant)

Date:   August 9, 2002         /s/ David E. Loeffler
                               ------------------------------------------------
                               David E. Loeffler
                               Vice President-Treasurer, Chief Financial Officer
                               and Principal Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
------          -----------
  10.1          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002