Form 10-Q
period 2002-09-30
ARKANSAS BEST CORP /DE/
filed 2002-11-01
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 2002
                                                --------------------

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


                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (479) 785-6000
        -----------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  Class                  Outstanding at September 30, 2002
     --------------------------------   -----------------------------------
       Common Stock, $.01 par value              24,790,427 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                      September 30, 2002 and December 31, 2001 ...............................................        3

                    Consolidated Statements of Income -
                      For the Three and Nine Months Ended September 30, 2002 and 2001.........................        5

                    Consolidated Statements of Stockholders' Equity -
                      For the Nine Months Ended September 30, 2002............................................        6

                    Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 2002 and 2001 ..................................        7

                    Condensed Notes to Consolidated Financial Statements - September 30, 2002 ................        8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       18

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................       31

     Item 4.        Controls and Procedures...................................................................       32

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       33

     Item 2.        Changes in Securities ....................................................................       33

     Item 3.        Defaults Upon Senior Securities ..........................................................       33

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       33

     Item 5.        Other Information ........................................................................       33

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       33

SIGNATURES....................................................................................................       34

MANAGEMENT CERTIFICATIONS.....................................................................................       35

EXHIBIT 99.1..................................................................................................       37

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                SEPTEMBER 30     DECEMBER 31
                                                                                    2002            2001
                                                                                ------------     -----------
                                                                                 (UNAUDITED)         NOTE
                                                                                        ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ..............................................     $     12,550     $    14,860
   Accounts receivable, less allowances
     (2002 - $3,044; 2001 - $3,483) .......................................          141,689         116,430
   Prepaid expenses .......................................................           11,113           6,803
   Deferred income taxes ..................................................           25,295          22,193
   Federal and state income taxes prepaid .................................               --           2,647
   Other ..................................................................            3,659           4,027
                                                                                ------------     -----------
      TOTAL CURRENT ASSETS ................................................          194,306         166,960

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ....................................................          223,424         214,856
   Revenue equipment ......................................................          343,041         334,622
   Service, office and other equipment ....................................           86,117          79,268
   Leasehold improvements .................................................           12,667          12,359
                                                                                ------------     -----------
                                                                                     665,249         641,105
   Less allowances for depreciation and amortization ......................          319,855         306,928
                                                                                ------------     -----------
                                                                                     345,394         334,177

INVESTMENT IN WINGFOOT ....................................................           59,341          59,341

OTHER ASSETS ..............................................................           73,598          58,949

ASSETS HELD FOR SALE ......................................................            1,822           2,402

GOODWILL, less accumulated amortization (2002 - $32,037; 2001 - $44,469) ..           63,811         101,324
                                                                                ------------     -----------

                                                                                $    738,272     $   723,153
                                                                                ============     ===========

See condensed notes to consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------

                                                                                  SEPTEMBER 30     DECEMBER 31
                                                                                      2002            2001
                                                                                  ------------     -----------
                                                                                   (UNAUDITED)         NOTE
                                                                                          ($ thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ........................................     $      5,119      $     6,515
   Accounts payable .........................................................           58,485           50,366
   Federal and State income taxes payable ...................................            7,747               --
   Accrued expenses .........................................................          125,779          121,423
   Current portion of long-term debt ........................................              328           14,834
                                                                                  ------------      -----------
      TOTAL CURRENT LIABILITIES .............................................          197,458          193,138

LONG-TERM DEBT, less current portion ........................................          112,201          115,003

FAIR VALUE OF INTEREST RATE SWAP ............................................            9,958            5,383

OTHER LIABILITIES ...........................................................           52,384           40,097

DEFERRED INCOME TAXES .......................................................           23,867           31,736

FUTURE MINIMUM RENTAL COMMITMENTS, NET
    (as of September 30, 2002 - $39,497) ....................................               --               --

OTHER COMMITMENTS AND CONTINGENCIES .........................................               --               --

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2002:  24,850,209 shares; 2001:  24,542,163 shares .............              249              245
   Additional paid-in capital ...............................................          209,485          204,463
   Retained earnings ........................................................          140,013          137,635
   Treasury stock, at cost, 2002 and 2001:  59,782 shares ...................             (955)            (955)
   Accumulated other comprehensive loss .....................................           (6,388)          (3,592)
                                                                                  ------------      -----------
      TOTAL STOCKHOLDERS' EQUITY ............................................          342,404          337,796
                                                                                  ------------      -----------

                                                                                  $    738,272      $   723,153
                                                                                  ============      ===========

See condensed notes to consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30                        SEPTEMBER 30
                                                                  2002              2001              2002              2001
                                                              ------------      ------------      ------------      ------------
                                                                                         (UNAUDITED)
                                                                             ($ thousands, except per share data)
OPERATING REVENUES (3) ..................................     $    375,397      $    381,554      $  1,040,732      $  1,188,707

OPERATING EXPENSES AND COSTS (3) ........................          351,450           360,347           998,710         1,127,539
                                                              ------------      ------------      ------------      ------------

OPERATING INCOME ........................................           23,947            21,207            42,022            61,168

OTHER INCOME (EXPENSE)
   Net gains on sales of property and other .............            3,721                --             3,721               628
   Gain on sale of G.I. Trucking Company ................               --             4,642                --             4,642
   IRS interest settlement (5) ..........................            5,221                --             5,221                --
   Interest expense .....................................           (2,053)           (2,932)           (6,108)          (10,067)
   Other, net ...........................................              332              (898)             (178)           (2,079)
                                                              ------------      ------------      ------------      ------------
                                                                     7,221               812             2,656            (6,876)
                                                              ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES ..............................           31,168            22,019            44,678            54,292

FEDERAL AND STATE INCOME TAXES
   Current ..............................................           12,811             7,278            10,828            22,482
   Deferred .............................................               10             1,721             7,560              (122)
                                                              ------------      ------------      ------------      ------------
                                                                    12,821             8,999            18,388            22,360
                                                              ------------      ------------      ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE ....................           18,347            13,020            26,290            31,932
                                                              ------------      ------------      ------------      ------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFITS OF $13,580 (4) ........               --                --           (23,935)               --
                                                              ------------      ------------      ------------      ------------

NET INCOME ..............................................           18,347            13,020             2,355            31,932
   Preferred stock dividends ............................               --               489                --             2,487
                                                              ------------      ------------      ------------      ------------

NET INCOME FOR COMMON STOCKHOLDERS ......................     $     18,347      $     12,531      $      2,355      $     29,445
                                                              ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
  Income before cumulative effect of change in
    accounting principle (1) ............................     $       0.74      $       0.57      $       1.07      $       1.41
  Cumulative effect of change in accounting principle,
    net of tax ..........................................               --                --             (0.97)               --
                                                              ------------      ------------      ------------      ------------
NET INCOME PER SHARE (1) ................................     $       0.74      $       0.57      $       0.10      $       1.41
                                                              ------------      ------------      ------------      ------------

AVERAGE COMMON SHARES
OUTSTANDING (BASIC) .....................................       24,783,674        21,947,611        24,710,743        20,917,328
                                                              ============      ============      ============      ============

DILUTED:
  Income before cumulative effect of change in
    accounting principle (2) ............................     $       0.73      $       0.52      $       1.04      $       1.28
  Cumulative effect of change in accounting principle,
    net of tax ..........................................               --                --             (0.95)               --
                                                              ------------      ------------      ------------      ------------
NET INCOME PER SHARE (2) ................................     $       0.73      $       0.52      $       0.09      $       1.28
                                                              ------------      ------------      ------------      ------------
AVERAGE COMMON SHARES
OUTSTANDING (DILUTED) ...................................       25,296,694        25,141,502        25,312,753        24,889,829
                                                              ============      ============      ============      ============

CASH DIVIDENDS PAID PER COMMON SHARE ....................     $         --      $         --      $         --      $         --
                                                              ============      ============      ============      ============

(1) Gives consideration to preferred stock dividends of $0.5 million and $2.5 million for the three and nine months ended September 30, 2001.

(2) For the three and nine months ended September 30, 2001, conversion of preferred shares into common is assumed for the period prior to the September 14 preferred redemption date.

(3) Includes one and seven months of G.I. Trucking's operations, respectively, for the three- and nine-month periods ended September 30, 2001. G.I. Trucking was sold on August 1, 2001.

(4) In the first quarter of 2002, the Company recognized a non-cash impairment loss of $23.9 million, net of taxes, due to the write-off of Clipper goodwill.

(5) In the third quarter of 2002, the Company recognized other income of $3.1 million, net of taxes, due to a favorable settlement reached with the Internal Revenue Service ("IRS") (see Note K).

See condensed notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                     COMMON STOCK     ADDITIONAL                 OTHER
                                                    ----------------   PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    TOTAL
                                                    SHARES    AMOUNT   CAPITAL     EARNINGS       LOSS(a)       STOCK     EQUITY
                                                    -------   ------  ----------   ---------  -------------   --------   ---------
                                                                                  (UNAUDITED)
                                                                                  (thousands)
BALANCES AT JANUARY 1, 2002 ......................   24,542   $  245  $  204,463   $ 137,635  $      (3,592)  $   (955)  $ 337,796

Net income .......................................       --       --          --       2,355             --         --       2,355
Changes in fair value of interest rate swap,
    net of taxes .................................       --       --          --          --         (2,796)        --      (2,796)
Foreign currency translation, net of taxes .......       --       --           1          --             --         --           1
                                                                                                                         ---------
    Comprehensive loss (b) .......................       --       --          --          --             --         --        (440)
                                                                                                                         ---------
Issuance of common stock from exercise
  of options .....................................      308        4       2,743          --             --         --       2,747
Tax effect of stock options exercised ............       --       --       2,309          --             --         --       2,309
Change in fair value of Treadco officer
  stock options ..................................       --       --         (31)         --             --         --         (31)
Other ............................................       --       --          --          23             --         --          23
                                                    -------   ------  ----------   ---------  -------------   --------   ---------

BALANCES AT SEPTEMBER 30, 2002 ...................   24,850   $  249  $  209,485   $ 140,013  $      (6,388)  $   (955)  $ 342,404
                                                    =======   ======  ==========   =========  =============   ========   =========

(a) Net of tax benefits of $3.9 million relating to the fair value of the interest rate swap and $0.2 million relating to foreign currency translation.

(b) Total comprehensive income for the three months ended September 30, 2002 was $16.3 million. Total comprehensive income for the three and nine months ended September 30, 2001 was $9.7 million and $27.4 million, respectively.

See condensed notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30
                                                                                  2002          2001
                                                                                --------      --------
                                                                                     (UNAUDITED)
                                                                                    ($ thousands)
OPERATING ACTIVITIES
   Net income .............................................................     $  2,355        31,932
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Change in accounting principle, net of tax ..........................       23,935            --
      Depreciation and amortization .......................................       36,972        38,059
      Amortization of intangibles .........................................           --         3,039
      Other amortization ..................................................          189           135
      Provision for losses on accounts receivable .........................        1,189         2,304
      Provision for deferred income taxes .................................        7,560          (123)
      Gain on sales of assets and other ...................................       (3,664)       (1,747)
      Gain on sale of G.I. Trucking Company ...............................           --        (4,642)
      Changes in operating assets and liabilities:
         Receivables ......................................................      (26,418)        2,700
         Prepaid expenses .................................................       (4,308)       (1,488)
         Other assets .....................................................       (2,254)       (9,167)
         Accounts payable, bank drafts payable, taxes payable,
             accrued expenses and other liabilities .......................       22,829       (12,403)
                                                                                --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................................       58,385        48,599
                                                                                --------      --------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment, less capitalized leases
      and notes payable ...................................................      (49,130)      (70,417)
   Proceeds from asset sales ..............................................       11,641         7,578
   Proceeds from the sale of G.I. Trucking Company ........................           --        40,455
   Capitalization of internally developed software and other ..............       (3,528)       (1,710)
                                                                                --------      --------
NET CASH USED BY INVESTING ACTIVITIES .....................................      (41,017)      (24,094)
                                                                                --------      --------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities ...........................       61,200        88,400
   Payments under revolving credit facilities .............................      (61,200)      (88,400)
   Payments on long-term debt .............................................      (15,142)      (21,461)
   Retirement of bonds ....................................................       (4,983)      (23,087)
   Net decrease in bank overdraft .........................................       (1,471)       (7,103)
   Dividends paid  on preferred stock .....................................           --        (2,487)
   Purchase of preferred stock ............................................           --          (380)
   Other, net .............................................................        1,918         6,405
                                                                                --------      --------
NET CASH USED BY FINANCING ACTIVITIES .....................................      (19,678)      (48,113)
                                                                                --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................       (2,310)      (23,608)
   Cash and cash equivalents at beginning of period .......................       14,860        36,742
                                                                                --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................     $ 12,550      $ 13,134
                                                                                ========      ========

See condensed notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

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

Approximately 78% of ABF's employees are covered under a five-year collective bargaining agreement, which began on April 1, 1998, with the International Brotherhood of Teamsters ("IBT") and expires on March 31, 2003. On October 8, 2002, negotiations began on a new collective bargaining agreement with the IBT. The Company anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however there can be no assurance that this will happen.

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.

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

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

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

The Company's subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 77 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

As of September 30, 2002, the Company has accrued approximately $2.6 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE E - GOODWILL

On January 1, 2002, the Company adopted FASB Statement No. 142 ("Statement 142"), Goodwill and Other Intangible Assets. Under the provisions of Statement 142, goodwill, the Company's only intangible asset, is no longer amortized but reviewed annually for impairment. At December 31, 2001, the Company's assets included goodwill of $101.3 million of which $63.8 million related to ABF and is from a 1998 leveraged buyout ("LBO") transaction and $37.5 million is from the 1994 acquisition of Clipper.

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

A comparison of the Company's net income and earnings per share for the three and nine months ended September 30, 2001, shown on an adjusted basis, excluding goodwill amortization, to the Company's actual income before the cumulative effect change, net income (loss), and earnings per share for the three and nine months ended September 30, 2002 is as follows:


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30               SEPTEMBER 30
                                                       2002         2001         2002          2001
                                                     --------     --------     --------      --------
                                                           ($ thousands, except per share data)
NET INCOME (LOSS)
Income before cumulative effect of
  change in accounting principle ...............     $ 18,347     $ 13,020     $ 26,290      $ 31,932
Cumulative effect of change in
  accounting principle, net of tax .............           --           --      (23,935)           --
                                                     --------     --------     --------      --------
Reported net income ............................       18,347       13,020        2,355        31,932
Add back goodwill amortization, net of tax .....           --          853           --         2,558
                                                     --------     --------     --------      --------
Adjusted net income ............................     $ 18,347     $ 13,873     $  2,355      $ 34,490
                                                     ========     ========     ========      ========

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30               SEPTEMBER 30
                                                     2002         2001         2002          2001
                                                   --------     --------     --------      --------
NET INCOME (LOSS) PER COMMON SHARE

BASIC:
Income before cumulative effect of change
  in accounting principle ....................     $   0.74     $   0.57     $   1.07      $   1.41
Cumulative effect of change in accounting
  principle, net of tax ......................           --           --        (0.97)           --
                                                   --------     --------     --------      --------
Reported net income per common share .........         0.74         0.57         0.10          1.41
Goodwill amortization, net of tax ............           --         0.04           --          0.12
                                                   --------     --------     --------      --------
Adjusted net income per common share .........     $   0.74     $   0.61     $   0.10      $   1.53
                                                   ========     ========     ========      ========

DILUTED:
Income before cumulative effect of change
  in accounting principle ....................     $   0.73     $   0.52     $   1.04      $   1.28
Cumulative effect of change in accounting
  principle, net of tax ......................           --           --        (0.95)           --
                                                   --------     --------     --------      --------
Reported net income per common share .........         0.73         0.52         0.09          1.28
Goodwill amortization, net of tax ............           --         0.03           --          0.10
                                                   --------     --------     --------      --------
Adjusted net income per common share .........     $   0.73     $   0.55     $   0.09      $   1.38
                                                   ========     ========     ========      ========


NOTE F - ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED ASSETS

On January 1, 2002, the Company adopted FASB Statement No. 144 ("Statement 144"), Accounting for the Impairment and Disposal of Long-Lived Assets. The Company reviews its long-lived assets, including property, plant, equipment and capitalized software, that are held and used in its motor carrier operations and intermodal operations businesses for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, as required by Statement 144. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future cash outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss or review its depreciation policies as may be appropriate. No such events or circumstances were present, indicating the Company's long-lived assets would not be recoverable at September 30, 2002. The Company considers a long-lived asset as abandoned when it ceases to be used. The Company records impairment losses resulting from such abandonment in operating income. During the third quarter of 2002, ABF abandoned $0.1 million of capitalized software, which it ceased to use. Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell.

Assets held for sale represent primarily ABF's non-operating freight terminals and older revenue equipment that is no longer in service. Assets held for sale are carried at the lower of their carrying value or fair value less costs to sell. Write-downs to fair value less costs to sell are reported below the operating income line in gains or losses on sales of property, in the case of real property, or above the operating income line as gains or losses on sales of equipment, in the case of revenue or other equipment. Assets held for sale are expected to be disposed of by selling the properties or assets to a third party within the next 12 to 24 months.

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

Total assets held for sale at December 31, 2001 were $2.4 million. During the first nine months of 2002, additional assets of $2.0 million were identified and reclassified to assets held for sale. Non-operating terminals and revenue equipment carried at $2.6 million were sold for a gain of $3.7 million, of which $3.5 million was related to real estate and reported below the operating line and $0.2 million related to equipment and was reported above the operating line. During the first nine months of 2002, there were no write-downs to fair value less costs to sell, other than the write-down of abandoned capitalized software.

NOTE G - RELIANCE INSURANCE COMPANY INSOLVENCY

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of September 30, 2002, the Company estimates its workers' compensation claims insured by Reliance to be approximately $6.4 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $4.5 million of the $6.4 million, which leaves the Company with a net exposure amount of $1.9 million. The Company increased its estimated reserve for exposure to Reliance from $0.5 million to $1.4 million during the third quarter of 2002 based upon the following factors: 1.) No new Reliance financial information has been made available by the Pennsylvania Insurance Department since the March 31, 2001 financial statements were made available on October 3, 2001; 2.) A September 9, 2002 court order extended the deadline for which the liquidator will receive Reliance claims to December 31, 2003, which could increase Reliance's liability exposure.

The Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments, however the process could take several years.

NOTE H - DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. On February 23, 1998, the Company entered into an interest-rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy is to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.575% at December 31, 2001 and is currently 0.825%) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company has designated its benchmark variable 30-day LIBOR-based interest rate on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. If the Company had terminated the interest rate swap on September 30, 2002, it would have had to pay an estimated $10.0 million. The Company recorded liabilities of $10.0 million and $5.4 million, respectively, on its balance sheet in accordance with Statement No. 133, at September 30, 2002 and December 31, 2001, with changes in value included in other comprehensive income, net of income tax benefits.

The Company reported no gain or loss during the three and nine months ended September 30, 2002 or 2001 as a result of hedge ineffectiveness, other derivative instruments' gain or loss or the discontinuance of a cash flow hedge. Future changes in the swap arrangement (including termination of the swap agreement), swap notional amount, hedged portion or forecasted Credit Agreement borrowings below $110.0 million may result in a reclassification of any gain or loss reported in other comprehensive income, into earnings.

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE I - SALE OF G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes"). G.I. Trucking and Estes had been partners in ExpressLINK(R), a North American transportation partnership since 1996. The Company recognized a pre-tax gain on the sale of $4.6 million in the third quarter of 2001.

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

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE J - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30                        SEPTEMBER 30
                                                                     2002            2001               2002              2001
                                                                 ------------     ------------      ------------      ------------
                                                                               ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic earnings per share -
     Income before cumulative effect of
       change in accounting principle ......................     $     18,347     $     13,020      $     26,290      $     31,932
     Cumulative effect of change in accounting
       principle, net of tax ...............................               --               --           (23,935)               --
     Preferred stock dividends .............................               --             (489)               --            (2,487)
                                                                 ------------     ------------      ------------      ------------
     Net income available to common stockholders ...........           18,347           12,531             2,355            29,445
     Effect of dilutive securities (1) .....................               --              489                --             2,487
                                                                 ------------     ------------      ------------      ------------
   Numerator for diluted earnings per share -
     Net income available to common stockholders ...........     $     18,347     $     13,020      $      2,355      $     31,932
                                                                 ============     ============      ============      ============
DENOMINATOR:
   Denominator for basic earnings per share -
      weighted-average shares ..............................       24,783,674       21,947,611        24,710,743        20,917,328
   Effect of dilutive securities:
      Conversion of preferred stock (1) ....................               --        2,356,443                --         3,138,925
      Employee stock options ...............................          513,020          837,448           602,010           833,576
                                                                 ------------     ------------      ------------      ------------
   Denominator for diluted earnings per share -
      adjusted weighted-average
      shares and assumed conversions .......................       25,296,694       25,141,502        25,312,753        24,889,829
                                                                 ============     ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Income before cumulative effect of change
     in accounting principle ...............................     $       0.74     $       0.57      $       1.07      $       1.41
   Cumulative effect of change in accounting principle,
     net of tax ............................................               --               --             (0.97)               --
                                                                 ------------     ------------      ------------      ------------
NET INCOME PER SHARE .......................................     $       0.74     $       0.57      $       0.10      $       1.41
                                                                 ============     ============      ============      ============
DILUTED:
   Income before cumulative effect of change
     in accounting principle ...............................     $       0.73     $       0.52      $       1.04      $       1.28
   Cumulative effect of change in accounting principle,
     net of tax ............................................               --               --             (0.95)               --
                                                                 ------------     ------------      ------------      ------------
NET INCOME PER SHARE .......................................     $       0.73     $       0.52      $       0.09      $       1.28
                                                                 ============     ============      ============      ============
CASH DIVIDENDS PAID
   PER COMMON SHARE ........................................     $         --     $         --      $         --      $         --
                                                                 ============     ============      ============      ============

(1) For the three and nine months ended September 30, 2001, conversion of preferred shares into common is assumed for the period prior to the September 14 preferred redemption date.

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE K - INCOME TAXES

The difference between the effective tax rate for the three and nine months ended September 30, 2002 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of the deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") had previously raised the same issue with respect to the Company. There were certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company was involved in the administrative appeals process with the IRS regarding those factual differences beginning in 1997. During 2001, the Company paid approximately $33.0 million, which represented a substantial portion of the tax and interest that would be due if all the issues involved were decided adversely to the Company, and which was accounted for in prior years as a part of the Company's net deferred tax liability and accrued expenses. In August 2002, the Company reached a settlement with the IRS of all outstanding issues relating to the Company's federal income tax returns for the years 1990 through 1994. The settlement resulted in a liability for tax and interest, which was less than the liability the Company had estimated if the IRS prevailed on all issues. As a result of the settlement, the Company reduced its reserves for interest by approximately $5.2 million to reflect the reduction in the Company's liability for future cash payments of interest. The effect of this change resulted in an increase in the Company's net income per diluted common share of $0.12.

NOTE L - CREDIT AGREEMENT

On May 15, 2002, the Company entered into a new three-year $225.0 million Credit Agreement ("Credit Agreement") with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The new Credit Agreement replaces the Company's five-year $250.0 million credit agreement dated as of June 12, 1998 with Wells Fargo Bank Texas, National Association, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, which was terminated on May 15, 2002. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $100.0 million sub limit for letters of credit) and extends into 2005. The Company's Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Company's Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At September 30, 2002, there were $110.0 million of Revolver Advances and approximately $66.4 million of letters of credit outstanding. At September 30, 2002, the Company had approximately $48.6 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of September 30, 2002, the Company was in compliance with the covenants.

The Company's Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company's senior debt rating agency ratings. A change in the Company's senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company's senior debt ratings fall below investment grade, the Company's Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB by Standard & Poor's Rating Service ("S&P") and Baa3 by Moody's Investors Service, Inc. On October 21, 2002, S&P revised its outlook on the Company from stable to

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

positive citing the Company's robust operating performance in a difficult operating environment. The Company has no downward rating triggers that would accelerate the maturity of its debt.

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

The following table reflects asset information by reportable operating segment for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated assets at September 30, 2002, subsequent to the recognition of the impairment loss on the Company's Clipper goodwill and the reclassification of a portion of the Company's LBO goodwill to ABF, resulting in the entire amount of LBO goodwill being allocated to ABF (see Note E) and at December 31, 2001:

                                           SEPTEMBER 30     DECEMBER 31
                                               2002             2001
                                           ------------     -----------
                                                   ($ thousands)
   ABF Freight System, Inc. ..........     $    503,831     $   441,644
   Clipper ...........................           26,095          46,618
   Investment in Wingfoot ............           59,341          59,341
   Other assets and eliminations .....          149,005         175,550
                                           ------------     -----------
     Total consolidated assets .......     $    738,272     $   723,153
                                           ============     ===========

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30                  SEPTEMBER 30
                                                       2002           2001           2002           2001
                                                    ----------     ----------     ----------     ----------
                                                                        ($ thousands)
OPERATING REVENUES
   ABF Freight System, Inc. ...................     $  335,516     $  329,996     $  932,217     $  980,346
   Clipper ....................................         32,399         32,426         88,634         97,573
   G.I. Trucking Company (1) ..................             --         12,946             --         95,477
   Other revenues and eliminations ............          7,482          6,186         19,881         15,311
                                                    ----------     ----------     ----------     ----------
     Total consolidated operating revenues ....     $  375,397     $  381,554     $1,040,732     $1,188,707
                                                    ==========     ==========     ==========     ==========

(1) Includes one and seven months of G.I. Trucking's operations, respectively, for the three and nine month periods ended September 30, 2001. G.I. Trucking was sold on August 1, 2001.

ARKANSAS BEST CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30                       SEPTEMBER 30
                                                               2002             2001             2002             2001
                                                            -----------      -----------      -----------      -----------
                                                                                    ($ thousands)
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC
   Salaries and wages .................................     $   217,987      $   214,778      $   626,412      $   640,554
   Supplies and expenses ..............................          40,926           42,075          115,131          129,438
   Operating taxes and licenses .......................          10,070           10,225           29,923           30,635
   Insurance ..........................................           5,862            5,251           17,008           13,113
   Communications and utilities .......................           3,545            3,761           10,283           11,519
   Depreciation and amortization ......................          10,391           10,198           31,137           29,546
   Rents and purchased transportation .................          21,836           20,633           58,001           59,026
   Other ..............................................           1,217            1,398            2,812            3,985
   Gain on sale of equipment ..........................             (31)            (380)            (255)            (346)
                                                            -----------      -----------      -----------      -----------
                                                                311,803          307,939          890,452          917,470
                                                            -----------      -----------      -----------      -----------

CLIPPER
   Cost of services ...................................          27,634           28,204           76,121           84,721
   Selling, administrative and general ................           4,029            3,965           11,645           11,789
   Loss on sale of equipment ..........................               3                8               67               40
                                                            -----------      -----------      -----------      -----------
                                                                 31,666           32,177           87,833           96,550
                                                            -----------      -----------      -----------      -----------

G.I. TRUCKING COMPANY (1)
   Salaries and wages .................................              --            7,043               --           49,496
   Supplies and expenses ..............................              --            1,350               --            9,252
   Operating taxes and licenses .......................              --              330               --            2,255
   Insurance ..........................................              --              283               --            2,312
   Communications and utilities .......................              --              203               --            1,348
   Depreciation and amortization ......................              --              498               --            3,275
   Rents and purchased transportation .................              --            3,515               --           25,212
   Other ..............................................              --              289               --            2,302
   Gain on sale of equipment ..........................              --               --               --              (48)
                                                            -----------      -----------      -----------      -----------
                                                                     --           13,511               --           95,404
                                                            -----------      -----------      -----------      -----------

Other expenses and eliminations .......................           7,981            6,720           20,425           18,115
                                                            -----------      -----------      -----------      -----------

   Total consolidated operating expenses and costs ....     $   351,450      $   360,347      $   998,710      $ 1,127,539
                                                            ===========      ===========      ===========      ===========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..............................     $    23,713      $    22,057      $    41,765      $    62,876
Clipper ...............................................             733              249              801            1,023
G.I. Trucking Company (1) .............................              --             (565)              --               73
Other loss and eliminations ...........................            (499)            (534)            (544)          (2,804)
                                                            -----------      -----------      -----------      -----------
   Total consolidated operating income ................     $    23,947      $    21,207      $    42,022      $    61,168
                                                            ===========      ===========      ===========      ===========

(1) Includes one and seven months of G.I. Trucking's operations, respectively, for the three and nine month periods ended September 30, 2001. G.I. Trucking was sold on August 1, 2001.

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

The Company is self-insured up to certain limits for workers' compensation and certain property damage and liability claims. These claims liabilities recorded in the financial statements totaled $47.4 million and $46.3 million at September 30, 2002 and December 31, 2001, respectively. The Company does not discount its claims liabilities. Under the Company's accounting policy for claims, management annually estimates the development of the claims based upon the Company's historical development factors over a number of years. The Company utilizes a third party to calculate the development factors and analyze historical trends. Actual payments may differ from management's estimates as a result of a number of factors. These factors include increases in medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company's accrued claims liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company hedged its interest rate risk by entering into a fixed rate interest rate swap on $110.0 million of revolving credit agreement borrowings. The Company's accounting policy for derivative financial instruments is as prescribed by FAS 133, Accounting for Derivative Financial Instruments and Hedging Activities. The Company's fixed rate interest rate swap is an effective hedge on $110.0 million of revolving credit agreement borrowings in accordance with its accounting policy. As a result, the fair value of the swap ($10.0) million and ($5.4) million at September 30, 2002 and December 31, 2001, respectively, is recorded as a liability on the Company's balance sheet through other comprehensive income rather than through the income statement. If the swap terminated at September 30, 2002, the Company would have had to pay $10.0 million. Future changes in the fair value of the swap will also be reflected in other comprehensive income as long as the swap remains in place and is effectively hedged.

The Company's accounting policy for its 19% investment in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") is the equity method of accounting, similar to a partnership investment. Under the terms of the LLC operating agreement, the Company does not share in the profits or losses of Wingfoot during the term of the Company's "Put" option. The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $73.0 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. If the Company "puts" its interest to Goodyear, the Company will record a pre-tax gain of approximately $14.0 million in the quarter its interest is "put." If Goodyear "calls" the Company's interest in Wingfoot, the Company will record a pre-tax gain of approximately $19.0 million during the quarter the "call" is made by Goodyear.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2002, cash provided by operations of $58.4 million, proceeds from asset sales of $11.6 million, borrowings of $2.6 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $51.7 million, retire the remaining $5.0 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures (see Note B) and pay $15.1 million in outstanding debt obligations. During the nine months ended September 30, 2001, cash provided by operations of $48.6 million, proceeds from asset sales of $7.6 million, proceeds from the sale of G.I. Trucking of $40.5 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $70.4 million and reduce outstanding debt during the nine months ended September 30, 2001, including the retirement of $24.8 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures. Revenue equipment includes tractors and trailers used primarily in the Company's motor carrier transportation operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

On May 15, 2002, the Company entered into a new three-year $225.0 million Credit Agreement ("Credit Agreement") with Wells Fargo Bank Texas, National Association, as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The new Credit Agreement replaces the Company's five-year $250.0 million credit agreement dated as of June 12, 1998 with Wells Fargo Bank Texas, National Association, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, which was terminated on May 15, 2002. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $100.0 million sub limit for letters of credit) and extends into 2005. The Company's Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Company's Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At September 30, 2002, there were $110.0 million of Revolver Advances and approximately $66.4 million of letters of credit outstanding. At September 30, 2002, the Company had approximately $48.6 million of borrowing availability under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of September 30, 2002, the Company was in compliance with the covenants.

The Company's Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company's senior debt rating agency ratings. A change in the Company's senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company's senior debt ratings fall below investment grade, the Company's Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB by Standard & Poor's Rating Service and Baa3 by Moody's Investors Service, Inc. On October 21,2002, S&P revised its outlook on the Company from stable to positive citing the Company's robust operating performance in a difficult operating environment. The Company has no downward rating triggers that would accelerate the maturity of its debt.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap is to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.575% at December 31, 2001 and is currently 0.825%. The fair value of the Company's interest rate swap was ($10.0) million at September 30, 2002 and ($5.4) million at December 31, 2001. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company's balance sheet in accordance with Statement No. 133, at September 30, 2002 and December 31, 2001, through other comprehensive income, net of income tax benefits.

The Company's primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. Both ABF and Clipper lease certain terminal facilities. At September 30, 2002, the Company has future minimum rental commitments, net of noncancellable subleases totaling $38.9 million for terminal facilities and $0.6 million primarily for revenue equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:


                                                                         PAYMENTS DUE BY PERIOD
                                                 ----------------------------------------------------------------------
                                                                             ($ thousands)
                                                                LESS THAN         1-3            4-5           AFTER
CONTRACTUAL OBLIGATIONS                            TOTAL          1 YEAR         YEARS          YEARS         5 YEARS
                                                 ----------     ----------     ----------     ----------     ----------
Long-term debt                                   $  111,780     $      134     $  110,293     $      330     $    1,023
Capital lease obligations                               749            194            430            125
Minimum rental commitments under
  operating leases, net of subleases                 39,497         10,235         13,081          8,961          7,220
Unconditional purchase obligations
Other long-term debt obligations                 ----------     ----------     ----------     ----------     ----------
Total contractual cash obligations               $  152,026     $   10,563     $  123,804     $    9,416     $    8,243
                                                 ==========     ==========     ==========     ==========     ==========

For the nine months ended September 30, 2002, the Company's net capital expenditures total $37.5 million. For the full year 2002, the Company's total spending could be as high as $65.0 million for capital expenditures, net of proceeds from equipment and real estate sales. Of the $65.0 million, ABF is budgeted for approximately $60.0 million primarily for revenue equipment and facilities, including approximately $20.0 million for certain terminal facilities of one of the Company's major competitors, Consolidated Freightways Corporation ("CF"). CF filed for bankruptcy protection on September 3, 2002. The Company is considering bidding for certain CF terminal facilities, through the bankruptcy process. As in any competitive bid for real estate, there can be no assurance of successful bids by the Company, for any or all of the desired properties.

During the third quarter of 2002, the Company increased its letter of credit commitments by $35.6 million. This increase is due to the Company's shift from surety bond coverage for worker's compensation self insurance in certain states, to letters of credit, which were more favorably priced.

The Company's non-union pension plan assets have been adversely impacted by recent stock market declines. In addition, non-union pension plan obligations have been adversely impacted by declining interest rates, which increases the present value of the plan obligations. In the event stock market values do not improve and interest rates do not change, the Company could be required to make contributions to the plans in future periods. It would be the Company's intention to make contributions to cover non-union pension plan underfunding as soon as allowable under applicable IRS regulations.

The Company has two principal sources of available liquidity, which are its operating cash and the $48.6 million it has available under its revolving Credit Agreement at September 30, 2002. The Company has generated between $60.0 million and $130.0 million of operating cash, annually, during the years 1999 through 2001, and $58.4 through the nine months ended September 30, 2002. The Company expects cash from operations and its available revolver to continue to be principal sources of liquidity to finance its annual debt maturities, lease commitments, letter of credit commitments, pension contributions and fund its 2002 capital expenditures, which includes any CF terminal facilities it may purchase.

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

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30             SEPTEMBER 30
                                                  2002        2001         2002        2001
                                                 ------      ------       ------      ------
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
   Salaries and wages ......................       65.0%       65.1%        67.2%       65.3%
   Supplies and expenses ...................       12.2        12.8         12.4        13.2
   Operating taxes and licenses ............        3.0         3.1          3.2         3.1
   Insurance ...............................        1.7         1.6          1.8         1.3
   Communications and utilities ............        1.1         1.1          1.1         1.2
   Depreciation and amortization ...........        3.1         3.1          3.3         3.0
   Rents and purchased transportation ......        6.5         6.3          6.2         6.0
   Other ...................................        0.3         0.3          0.3         0.5
   Gain on sale of equipment ...............         --        (0.1)          --          --
                                                 ------      ------       ------      ------
                                                   92.9%       93.3%        95.5%       93.6%
                                                 ------      ------       ------      ------
CLIPPER
   Cost of services ........................       85.3%       87.0%        85.9%       86.8%
   Selling, administrative and general .....       12.4        12.2         13.1        12.2
   Loss on sale of equipment ...............         --          --          0.1          --
                                                 ------      ------       ------      ------
                                                   97.7%       99.2%        99.1%       99.0%
                                                 ------      ------       ------      ------
G.I. TRUCKING COMPANY (1)
   Salaries and wages ......................         --        54.4%          --        51.8%
   Supplies and expenses ...................         --        10.4           --         9.7
   Operating taxes and licenses ............         --         2.5           --         2.4
   Insurance ...............................         --         2.2           --         2.4
   Communications and utilities ............         --         1.6           --         1.4
   Depreciation and amortization ...........         --         3.8           --         3.4
   Rents and purchased transportation ......         --        27.2           --        26.4
   Other ...................................         --         2.3           --         2.5
   Gain on sale of equipment ...............         --          --           --        (0.1)
                                                 ------      ------       ------      ------
                                                     --       104.4%          --        99.9%
                                                 ------      ------       ------      ------


OPERATING INCOME............................
ABF Freight System, Inc. ...................        7.1%        6.7%         4.5%        6.4%
Clipper ....................................        2.3         0.8          0.9         1.0
G. I. Trucking Company (1)..................         --        (4.4)          --         0.1

(1) Includes one and seven months of G.I. Trucking's operations, respectively, for the three- and nine-month periods ended September 30, 2001. G.I. Trucking was sold on August 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated revenues for the three and nine months ended September 30, 2002 were $375.4 million and $1,040.7 million compared to $381.6 million and $1,188.7 million for the same periods in 2001, representing a decrease of 1.6% and 12.4%, respectively, due in part to a decrease in revenue for G.I. Trucking. On August 1, 2001, the Company sold the stock of G.I. Trucking (see Note I). The Company's results for the three and nine months ended September 30, 2001 included one and seven months of operations, respectively, for G.I. Trucking. The decline in revenues for the third quarter 2002 from the third quarter 2001 resulted from the sale of G.I. Trucking Company on August 1, 2001. This decline was offset, in part, by a slight increase in ABF's revenues. The decline in revenues for the nine months ended September 30, 2002 resulted from the sale of G.I. Trucking and declines in revenues for ABF and Clipper as a result of a decline in the U.S. economy beginning in mid-2000. This economic decline was further accelerated by the September 11 terrorist attacks on the World Trade Center and on the Pentagon and continued to negatively impact the Company during the first eight months of 2002. A major competitor of ABF's, Consolidated Freightways ("CF") filed for bankruptcy protection on September 3, 2002. ABF's revenues increased in the month of September 2002 over August 2002 levels as a result.

Operating income for the three months ended September 30, 2002 increased to $23.9 million from $21.2 million during the same period in 2001, due primarily to improvements in ABF's operating income. Operating income for the nine months ended September 30, 2002 decreased to $42.0 million from $61.2 million during the same period in 2001. This decrease in operating income is due primarily to a decline in operating income for ABF, which relates primarily to the decline in the U.S. economy.

Income before the cumulative effect of change in accounting principle for the three months ended September 30, 2002 was $18.3 million, or $0.73 per diluted common share, compared to $13.0 million, or $0.52 per diluted common share, for the same period in 2001. The increase is due to a $5.2 million, or $0.12 per diluted common share, settlement with the IRS (see Note K) and $3.7 million, or $0.09 per diluted common share, in gains on the sales of ABF non-operating terminal facilities, during the third quarter of 2002, as well as improved operations at ABF. The third quarter of 2002 was negatively impacted by a $0.9 million, or $0.02 per diluted common share, by an increase in the Company's workers' compensation reserve for its exposure to Reliance Insurance Company ("Reliance") (See Note G). The third quarter of 2001 included a pre-tax gain of $4.6 million, or $0.11 per diluted common share, from the sale of G.I. Trucking, (see Note I).

Income before the cumulative effect of change in accounting principle for the nine months ended September 30, 2002 was $26.3 million or $1.04 per diluted common share, compared to $31.9 million, or $1.28 per diluted common share, for the same period in 2001. The decrease reflects primarily the decrease in operating income, discussed above, offset in part by the $5.2 million, or $0.12 per diluted common share, settlement with the IRS and $3.7 million, or $0.09 per diluted common share, in gains on the sales of ABF non-operating terminal facilities. In addition, the nine months ended September 30, 2002 had lower interest expense from lower average debt levels and no goodwill amortization, in accordance with the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 142 ("Statement 142"). During the first quarter of 2002, the Company recognized a non-cash impairment loss on its Clipper goodwill of $23.9 million, net of taxes, or ($0.95) per diluted common share, as the cumulative effect of a change in accounting principle as required by Statement No. 142 (see Note E). The nine months ended September 30, 2001 included a $4.6 million, or $0.11 per diluted common share, pre-tax gain from the sale of G.I. Trucking.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The Company's net income, including the impact of the accounting change, for the three and nine months ended September 30, 2002 was $18.3 million and $2.4 million respectively, or $0.73 and $0.09 per diluted common share, compared to net income of $13.0 million and $31.9 million respectively, or $0.52 and $1.28 per diluted common share, for the same periods in 2001.

Tonnage levels during the first eight months of 2002 continued to be impacted by a decline in the U. S. economy, beginning in mid-2000. However, during the month of September of 2002, ABF experienced an increase in tonnage levels over September 2001 and August 2002 levels, due primarily to CF's bankruptcy.

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of September 30, 2002, the Company estimates its workers' compensation claims insured by Reliance to be approximately $6.4 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $4.5 million of the $6.4 million, which leaves the Company with a net exposure amount of $1.9 million. The Company increased its estimated reserve for exposure to Reliance from $0.5 million to $1.4 million during the third quarter of 2002 based upon the following factors: 1.) No new Reliance financial information has been made available by the Pennsylvania Insurance Department since the March 31, 2001 financial statements were made available on October 3, 2001; 2.) A September 9, 2002 court order extended the deadline for which the liquidator will receive Reliance claims to December 31, 2003, which could increase Reliance's liability exposure.

The Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments, however the process could take several years.

ABF FREIGHT SYSTEM, INC.

Effective August 1, 2002 and 2001, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.8% and 4.9% respectively, although the amounts can vary by lane and shipment characteristic.

Revenues for the three and nine months ended September 30, 2002 were $335.5 million and $932.2 million compared to $330.0 million and $980.3 million during the same periods in 2001. ABF generated operating income of $23.7 million and $41.8 million for the three and nine month periods ended September 30, 2002 compared to $22.1 million and $62.9 million during the same periods in 2001.

During the third quarter of 2002, ABF's revenue increased as a result of yield improvements offset by a decline in tonnage levels for the same period in 2001. A key operating statistic used by ABF management to measure yield improvements is LTL billed revenue per hundredweight. LTL billed revenue per hundredweight, compares the revenue billed during the period, without the revenue deferral adjustment required for financial statement revenues, to the tonnage billed during the same period. ABF's LTL billed revenue per hundredweight, excluding fuel surcharge, increased 5.3% to $22.39 for the three months ended September 30, 2002 compared to $21.27 for the same period in 2001. ABF's tonnage levels declined during the third quarter of 2002 compared to the same period in 2001, 2.4% per workday. During the month of September 2002, ABF's LTL tonnage per day increased approximately 11.0% from tonnage trends experienced in August 2002, due primarily to the additional business gained as a result of the bankruptcy of CF.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

ABF's decline in revenue for the nine months ended September 30, 2002, compared to the same period in 2001, is due to an overall decrease in LTL tonnage and fuel surcharges. ABF's LTL tonnage decreased 5.6% per workday for the nine months ended September 30, 2002, compared to the same periods in 2001. ABF's performance for the nine months ended September 30, 2002 was affected by less available freight due to decreased business levels at customer facilities, primarily as a result of a decline in the U.S. economy impacting ABF. ABF's LTL billed revenue per hundredweight, excluding fuel surcharges increased 3.7% to $21.68 for the nine months ended September 30, 2002 compared to $20.91 for the nine months ended September 30, 2001. The pricing environment remained relatively firm during the first nine months of 2002, when compared to that in previous economic downturns.

ABF implemented a fuel surcharge on July 7, 1999, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three and nine months ended September 30, 2002 averaged 2.2% and 1.7% of revenue. The fuel surcharge in effect during the same periods in 2001 averaged 2.7% and 3.0% of revenue.

ABF's operating ratio improved to 92.9% for the three months ended September 30, 2002 from 93.3% during the same period in 2001, due primarily to revenue yield improvements previously discussed and certain changes in operating expense categories explained below. ABF's operating ratio increased to 95.5% for the nine months ended September 30, 2002 from 93.6% during the same period in 2001, primarily as a result of overall tonnage declines as discussed above and changes in insurance costs and certain other operating expense categories as follows:

Salaries and wages expense for the three months ended September 30, 2002 decreased 0.1% as a percent of revenue compared to the same period in 2001. The decrease is due primarily to the previously discussed revenue yield improvements and productivity improvements. This decrease is offset, in part by the annual general International Brotherhood of Teamsters ("IBT") contractual base wage and pension cost increases of 1.8% and 4.9%, on April 1, 2002, and the August 1, 2002 increase of 12.9% for health and welfare costs. In addition, workers' compensation costs increased, as a result of an increase in the Company's self-insurance retention level, from $0.3 million per claim to $1.0 million per claim and a $0.9 million increase in reserves associated with ABF's exposure to the liquidation of Reliance Insurance Company (see Note G), when the three months ended September 30, 2002 are compared to the same period in 2001.

Salaries and wages expense for the nine months ended September 30, 2002 increased 1.9% as a percent of revenue compared to the same period in 2001. The increase results from the annual general International Brotherhood of Teamsters ("IBT") contractual increases discussed above, as well as the fact that a portion of salaries and wages are fixed in nature and increase as a percent of revenue with decreases in revenue levels. In addition, workers' compensation costs increased, which resulted primarily from severe workers' compensation claim increases and increases in the Company's self-insurance retention level and Reliance reserves, as discussed above, when the nine months ended September 30, 2002 are compared to the same period in 2001.

The Company's five-year agreement with the IBT expires on March 31, 2003. On October 8, 2002, negotiations began on a new collective bargaining agreement with the IBT. The Company anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however there can be no assurance that this will happen.

Supplies and expenses decreased 0.6% and 0.8% as a percent of revenue for the three and nine months ended September 30, 2002, compared to the same periods in 2001, due primarily to a decline in fuel costs, excluding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

taxes, which on an average price-per-gallon basis, declined to $0.83 and $0.75 for the three and nine months ended September 30, 2002 from $0.88 and $0.91 for the three and nine months ended September 30, 2001.

Insurance expense increased 0.1% and 0.5% as a percent of revenue for the three and nine months ended September 30, 2002, compared to the same periods in 2001, due primarily to increased insurance premium costs for property damage and liability claims, in part, because of the effect of the September 11 terrorist attacks on the insurance markets. The effects of the increased insurance costs for the third quarter 2002 compared to the same period in 2001 were offset by previously discussed revenue yield improvements.

Depreciation and amortization expense increased 0.3% as a percent of revenue for the nine months ended September 30, 2002, compared to the same period in 2001, due primarily to the purchase of 500 road tractors during the nine months ended September 30, 2002. The road tractors purchased replaced older tractors in the fleet that have been transferred to city use. In addition, portions of such costs are primarily fixed in nature and increase as a percent of revenue with decreases in revenue levels.

As previously mentioned, ABF's general rate increase on August 1, 2002 was put in place to cover known and expected cost increases for the next twelve months. Typically, the increase was 5.8%, although the amount can vary by lane and shipment characteristic. ABF's ability to retain this rate increase is dependent on the pricing environment, which has remained relatively firm during the nine months ended September 30, 2002 and has been favorable in the third quarter of 2002. ABF could be impacted by fluctuating fuel prices in the future. Although fuel prices have remained stable during the nine months ended September 30, 2002, there can be no assurances that they will continue to do so. ABF's fuel surcharges on revenue are intended to offset any fuel cost increases. ABF's insurance premium costs could potentially increase, in part, because of the continuing impact on the insurance industry of the terrorist acts of September
11. For the nine months ended September 30, 2002, insurance premiums represented 38.2% of ABF's total insurance costs. During the nine months ended September 30, 2002, ABF has experienced increases in its nonunion benefit costs of 2.4%, representing increased medical, prescription drug and pension costs. These costs represent approximately 2.6% of ABF's revenue for the nine months ended September 30, 2002. Based on recent trends, these costs could continue to increase, although there can be no certainty of this. As previously discussed, the Company's five-year agreement with the IBT expires on March 31, 2003. The Company is currently negotiating a new collective bargaining agreement with the IBT and anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however there can be no assurance that this will happen.

The Company's management expects ABF's business levels to continue to improve in the fourth quarter of 2002 compared to the same period in 2001, similar to the improvement experienced in September 2002 as a result of additional business gained due to the CF bankruptcy.

CLIPPER

Effective July 29, 2002 and August 13, 2001, Clipper implemented general rate increases of 5.9% and 4.9%, respectively, for LTL shipments. Clipper's third quarter revenues were $32.4 million for both 2002 and 2001. Revenues for the nine months ended September 30, 2002 decreased to $88.6 million from $97.6 million during the same period in 2001.

Shipments for Clipper Controlled Logistics, Clipper's temperature-controlled division, increased 9.3% and 11.8% per workday for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Clipper Controlled Logistics' revenue per shipment increased 6.2% for the three months ended September

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

30, 2002, compared to the same period in 2001 and decreased 1.1% for the nine months ended September 30, 2002, compared to the same period in 2001.

LTL shipments decreased 4.8% and 4.4% per workday for the three and nine months ended September 30, 2002, compared to the same periods in 2001. LTL shipment declines reflect Clipper's movement away from unprofitable LTL business and lower business levels, resulting from the decline in the U.S. economy. LTL revenue per shipment increased slightly, 0.7%, for the three months ended September 30, 2002, compared to the same period in 2001. LTL revenue per shipment decreased 4.3% for the nine months ended September 30, 2002, compared to the same period in 2001. LTL revenue per shipment declines reflect, in part, an increase in Clipper's mix of heavier weighted shipments with a shorter length of haul. In addition, LTL revenue per shipment was also negatively impacted by declines in fuel surcharges.

Intermodal shipments decreased 17.8% and 17.5% per workday for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The number of intermodal shipments decreased, primarily due to lower shipment volumes from existing customers. Intermodal revenue per shipment increased 3.5% for the three months ended September 30, 2002, compared to the same period in 2001. Intermodal revenue per shipment decreased slightly 0.3% for the nine months ended September 30, 2002, compared to the same period in 2001.

Clipper's operating ratio improved to 97.7% for the three months ended September 30, 2002, from 99.2% during the same period in 2001. Clipper's operating ratio improvement results primarily from improved margins for Clipper Controlled Logistics. In addition, Clipper's increase in rail utilization from 55.6% during the third quarter of 2001 to 63.5% during the third quarter of 2002 improved its third quarter margins. For Clipper, rail costs per mile are generally less expensive than over-the-road costs per mile.

Clipper's operating ratio increased slightly to 99.1% for the nine months ended September 30, 2002, from 99.0% during the same period in 2001. Clipper's operating ratio was adversely affected by overall reduced business levels and from the reduced rail incentives created by these reduced business levels. In addition, two of Clipper's customers, with significant accounts receivable balances, filed for bankruptcy during 2002, which increased bad debt expense. These adverse impacts were offset, in part, by the previously discussed improved margins at Clipper Controlled Logistics.

Clipper is soliciting additional shipments in its traditional metro-to-metro lanes. These shipments will provide a better match with Clipper's core operations and have historically been more profitable.

G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes") (see Note I). The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The facilities have a net book value of approximately $6.0 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. The Company's revenue and operating income includes one and seven months of operations, respectively, for G.I. Trucking for the three and nine month periods ended September 30, 2001. Revenues for G.I. Trucking for the one and seven months ended September 30, 2001 were $12.9 million and $95.5 million, respectively. Operating income (loss) for G.I. Trucking for the one and seven months ended September 30, 2001 was ($0.6) million and $0.1 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

INVESTMENT IN WINGFOOT

The Company has the right, at any time after April 30, 2003 and before April 30, 2004, to sell its interest in Wingfoot to Goodyear for a cash "Put Price" equal to approximately $73.0 million. Goodyear has the right, at any time after April 30, 2003 until October 31, 2004, to purchase the Company's entire interest, for cash, at a "Call Price" equal to the "Put Price" plus $5.0 million. As provided in the agreement between Goodyear and Treadco, the Company will not share in the profits or losses of Wingfoot during the term of the "Put." If the Company does not exercise its right to sell its 19% interest in Wingfoot, the Company will account for its share of Wingfoot's profits or losses beginning May 1, 2004, as provided in the Wingfoot Operating Agreement. If the Company "puts" its interest to Goodyear, the Company will record a pre-tax gain of approximately $14.0 million in the quarter its interest is "Put." If Goodyear "calls" the Company's interest in Wingfoot, the Company will record a pre-tax gain of approximately $19.0 million during the quarter the "call" is made by Goodyear.

INCOME TAXES

The difference between the effective tax rate for the three and nine months ended September 30, 2002 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of the deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") had previously raised the same issue with respect to the Company. There were certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company was involved in the administrative appeals process with the IRS regarding those factual differences beginning in 1997. During 2001, the Company paid approximately $33.0 million, which represented a substantial portion of the tax and interest that would be due if all the issues involved were decided adversely to the Company, and which was accounted for in prior years as a part of the Company's net deferred tax liability and accrued expenses. In August 2002, the Company reached a settlement with the IRS of all outstanding issues relating to the Company's federal income tax returns for the years 1990 through 1994. The settlement resulted in a liability for tax and interest, which was less than the liability the Company had estimated if the IRS prevailed on all issues. As a result of the settlement, the Company reduced its reserves for interest by approximately $5.2 million to reflect the reduction in the Company's liability for future cash payments of interest. The effect of this change resulted in an increase in the Company's net income per diluted common share of approximately $0.12.

PREPAID EXPENSES

Prepaid expenses increased $4.3 million from December 31, 2001 to September 30, 2002, due primarily to the prepayment of 2002 annual insurance premiums for the Company.

OTHER LONG-TERM ASSETS AND OTHER LONG-TERM LIABILITIES

Other long-term assets increased $14.6 million and other long-term liabilities increased $12.3 million from December 31, 2001 to September 30, 2002, due primarily to a reclassification between supplemental pension benefit plan assets and liabilities. The net effect of this reclassification on the Company's balance sheet was zero. In addition, the Company made a $5.6 million contribution to its defined benefit pension plan covering non-union employees during the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

The Company's Other Assets include a non-union prepaid asset of $20.0 million at September 30, 2002 determined under Statement of Financial Accounting Standards No. 87 ("FAS 87"), Employers' Accounting for Pensions. As of January 1, 2002, the Company's non-union pension plan assets exceeded plan accumulated benefit obligations ("ABO") by $22.6 million and plan projected benefit obligations by $1.1 million. As calculated for FAS 87 purposes, accumulated benefit obligations do not consider future impacts on the obligation of changes, such as salary increases. Projected benefit obligations, consider assumptions of future increases in salary in calculating the obligation amount.

During 2002, the Company's non-union pension plan assets have been adversely impacted by stock market declines. In addition, non-union pension plan obligations have been adversely impacted by declining interest rates, which increases the present value of plan obligations. Based upon current stock market valuations and the interest rate environment and other available information, the Company's current estimate of its December 31, 2002 non-union pension plan ABO underfunding is approximately $2.0 to $3.0 million. The Company's consulting actuaries will prepare a pension plan valuation as of December 31, 2002. In the event stock market values do not improve and interest rates do not change, the Company's non-union pension plans could be underfunded at December 31, 2002. In that event, the Company would be required to write-off its non-union prepaid pension asset and record a minimum pension liability at December 31, 2002, as required by FAS 87. The impact of these balance sheet changes would be recorded directly to the Company's stockholders' equity through other comprehensive income, net of taxes. No additional pension expense would be recorded in the Company's 2002 income statement.

If an underfunding were to occur, it would be the Company's intention to make contributions to cover non-union pension plan underfunding as soon as allowable under applicable IRS regulations. The Company contributed $5.6 million, the maximum allowable amount, to the ABF non-union pension plan during the third quarter of 2002.

The Company's non-union pension plan funding levels could improve with increases in the stock market and interest rates.

CURRENT DEFERRED INCOME TAX ASSETS AND LONG-TERM DEFERRED INCOME TAX LIABILITIES

Net deferred income taxes decreased $10.9 million from a net deferred income tax liability of $9.5 million at December 31, 2001 to a net deferred income tax asset of $1.4 million at September 30, 2002, due primarily to an increase in deferred tax assets associated with the write-off of the tax deductible goodwill of Clipper of $13.6 million (see Note E).

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap is to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.575% at December 31, 2001 and currently 0.825%). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note H). Details regarding the swap, as of September 30, 2002, are as follows:

        Notional                                    Rate                          Rate                      Fair
         Amount            Maturity                 Paid                        Received                   Value (2)
        --------           --------                 ----                        --------                   ---------
     $110.0 million     April 1, 2005      5.845% Plus Credit Agreement      LIBOR rate (1)              ($10.0) million
                                           Margin (currently .825%)          Plus Credit Agreement
                                                                             Margin (currently .825%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at September 30, 2002 to terminate the agreement.

(3) The swap value changed from ($5.4) million at December 31, 2001. The fair value is impacted by changes in rates of similarly termed Treasury instruments.


OTHER MARKET RISKS

Since December 31, 2001, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K.

         The Company filed Form 8-K dated August 12, 2002, for Item No. 9 - Regulation Fair Disclosure. The filing disclosed the statements made under oath by Robert A. Young III, President and Chief Executive Officer of the Company and David E. Loeffler, Vice President - Chief Financial Officer and Treasurer of the Company, pursuant to Order 4-460 with regard to facts and circumstances relating to certain Exchange Act filings of the Company, pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

         The Company filed Form 8-K dated August 15, 2002, for Item No. 5 - Other Events. The filing announced the Company's favorable settlement reached with the Internal Revenue Service.

         The Company filed Form 8-K dated October 17, 2002, for Item No. 5 - Other Events. The filing announced the retirement of David E. Stubblefield, President and Chief Executive Officer of ABF and the appointment of Robert A. Davidson as his successor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               ARKANSAS BEST CORPORATION
                                      (Registrant)

Date: November 1, 2002         /s/ David E. Loeffler
                               -------------------------------------------------
                               David E. Loeffler
                               Vice President-Treasurer, Chief Financial Officer
                               and Principal Accounting Officer

                            MANAGEMENT CERTIFICATION

I, Robert A. Young III, President and Chief Executive Officer of Arkansas Best Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arkansas Best Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 1, 2002            /s/ Robert A. Young III
         ----------------------      -------------------------------------------
                                     Robert A. Young III
                                     President and Chief Executive Officer

                            MANAGEMENT CERTIFICATION

I, David E. Loeffler, Vice President - Chief Financial Officer and Treasurer of Arkansas Best Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arkansas Best Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 1, 2002        /s/ David E. Loeffler
      --------------------    --------------------------------------------------
                              David E. Loeffler
                              Vice President - Chief Financial Officer and
                              Treasurer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 99.1         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002