Form 10-K
period 2002-12-31
ARKANSAS BEST CORP /DE/
filed 2003-02-27
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year December 31, 2002.

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to ________.

Commission file number 0-19969

                            ARKANSAS BEST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                     71-0673405
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                      Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas                      72903
   (Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code 479-785-6000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
      ----------------------------                       -----------------------
      Common Stock, $.01 Par Value ..................    Nasdaq Stock Market/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 2003, was $520,598,538.

The number of shares of Common Stock, $.01 par value, outstanding as of February 24, 2003, was 24,923,924.

Documents incorporated by reference into the Form 10-K:

      1)    The following sections of the 2002 Annual Report to Stockholders:

      -     Market and Dividend Information

      -     Selected Financial Data

      - Management's Discussion and Analysis of Financial Condition and Results of Operations

      -     Quantitative and Qualitative Disclosures About Market Risk

      -     Financial Statements and Supplementary Data

      2) Proxy Statement for the Annual Stockholders' meeting to be held April 23, 2003.
                                                        INTERNET:WWW.ARKBEST.COM

                            ARKANSAS BEST CORPORATION
                                    FORM 10-K

                                TABLE OF CONTENTS

 ITEM                                                                                                            PAGE
NUMBER                                                                                                          NUMBER
                                                         PART I

Item 1.     Business ....................................................................................          3
Item 2.     Properties ..................................................................................         10
Item 3.     Legal Proceedings ...........................................................................         11
Item 4.     Submission of Matters to a Vote of Security Holders .........................................         11

                                                        PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters .......................         12
Item 6.     Selected Financial Data .....................................................................         12
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................................................         12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...................................         12
Item 8.     Financial Statements and Supplementary Data .................................................         12
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ........................................................         12

                                                        PART III

Item 10.    Directors and Executive Officers of the Registrant ..........................................         13
Item 11.    Executive Compensation ......................................................................         13
Item 12.    Security Ownership of Certain Beneficial Owners and Management ..............................         13
Item 13.    Certain Relationships and Related Transactions ..............................................         13
Item 14.    Controls and Procedures .....................................................................         13

                                                        PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................         14

SIGNATURES...............................................................................................         16

MANAGEMENT CERTIFICATIONS................................................................................         17

                                     PART I

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Arkansas Best Corporation's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, "Business."

ITEM 1. BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

CORPORATE PROFILE

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. ("ABF"); Clipper Exxpress Company and related companies ("Clipper"); FleetNet America, LLC ("FleetNet"); and until August 1, 2001, G.I. Trucking Company ("G.I. Trucking") (see Note Q appearing on page 50 of the registrant's Annual Report). The Company's operations included the truck tire retreading and new tire sales operations of Treadco, Inc. ("Treadco") until October 31, 2000 (see Note P appearing on page 50 of the registrant's Annual Report).

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

In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock ("Preferred Stock"). The Company's Preferred Stock is traded on The Nasdaq National Market ("Nasdaq") under the symbol "ABFSP."

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

During the first half of 1999, the Company acquired 2,457,000 shares of Treadco common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company. On September 13, 2000, Treadco entered into an agreement with The Goodyear Tire & Rubber Company ("Goodyear") to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC ("Wingfoot") (see Note P appearing on page 50 of the registrant's Annual Report). The transaction closed on October 31, 2000.

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines ("Estes") (see Note Q appearing on page 50 of the registrant's Annual Report).

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The response to this portion of Item 1 is included in "Note L - Operating Segment Data" appearing on pages 44 through 46 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, and is incorporated herein by reference under Item 15.

(c)   NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

During the periods being reported on, the Company operated in four defined reportable operating segments: (1) ABF; (2) G.I. Trucking (which was sold on August 1, 2001) (see Note Q appearing on page 50 of the registrant's Annual Report); (3) Clipper; and (4) Treadco (which was contributed to Wingfoot on October 31, 2000) (see Note P appearing on page 50 of the registrant's Annual Report). Note L to the Consolidated Financial Statements contains additional information regarding the Company's operating segments and appears on pages 44 through 46 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, and is incorporated herein by reference under Item 15.

EMPLOYEES

At December 31, 2002, the Company and its subsidiaries had a total of 12,216 employees of which approximately 74% are members of a labor union.

MOTOR CARRIER OPERATIONS

LESS-THAN-TRUCKLOAD MOTOR CARRIER OPERATIONS

GENERAL

The Company's less-than-truckload ("LTL") motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. ("ABF-BC"), ABF Freight System Canada, Ltd. ("ABF-Canada"), ABF Cartage, Inc. ("Cartage"), Land-Marine Cargo, Inc. ("Land-Marine"), FreightValue, Inc. ("FreightValue") and ABF Freight System de Mexico, Inc. ("ABF-Mexico") (collectively "ABF") and until August 1, 2001, G.I. Trucking Company (see Note Q appearing on page 50 of the registrant's Annual Report).

LTL carriers offer services to shippers, transporting a wide variety of large and small shipments to geographically dispersed destinations. LTL carriers pick up small shipments throughout the vicinity of a local terminal and consolidate them at the terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. Shipments from various locations can be reconsolidated for transportation to distant destinations, other distribution centers or local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without the freight having to be rehandled.

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

One of ABF's major competitors, Consolidated Freightways Corporation ("CF"), filed for bankruptcy protection and ceased operations in early September 2002. CF's operations were estimated to be two times the size of ABF's. The closing of CF resulted in a capacity reduction within the LTL trucking industry and, as a result, the competitive pricing environment strengthened in stability.

The trucking industry, including the Company's LTL motor carrier subsidiaries, is directly affected by the state of the overall economy. The trucking industry faces rising costs including government regulations on safety, maintenance and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.

INSURANCE AND SAFETY

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers' compensation. The Company's motor carrier subsidiaries are effectively self-insured for the first $150,000 of each cargo loss, $1,000,000 of each workers' compensation loss and $1,000,000 of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note R appearing on page 51 of the registrant's Annual Report). The Company pays premiums to state guaranty funds in states where it has workers' compensation self-insurance authority. In some of these self-insured states, depending on each state's rules, the guaranty funds will pay excess claims if the insurer cannot, due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate coverage for 2003 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.

ABF FREIGHT SYSTEM, INC.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for approximately 90.0% of the Company's consolidated revenues for 2002. ABF is one of North America's largest LTL motor carriers, based on revenues for 2002 as reported to the U.S. Department of Transportation ("D.O.T."). ABF provides direct service to over 98.6% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 40,000 points through 302 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.

ABF offers national and regional transportation of general commodities through standard, expedited and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk and those requiring special equipment. ABF's general commodities shipments differ from shipments of bulk raw materials which are commonly transported by railroad, pipeline and water carrier.

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2002, no single customer accounted for more than 3.0% of ABF's revenues, and the ten largest customers accounted for less than 10.0% of ABF's revenues.

EMPLOYEES

At December 31, 2002, ABF employed 11,630 persons. Employee compensation and related costs are the largest components of ABF's operating expenses. In 2002, such costs amounted to 66.2% of ABF's revenues. Approximately 77% of ABF's employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters ("IBT"). The Company's current five-year agreement with the IBT expires on March 31, 2003. On February 6, 2003, the Company announced that a tentative new five-year collective bargaining agreement had been reached, subject to ratification by the freight members of the IBT. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% - 3.4%. The effective date of the proposed new agreement is April 1, 2003. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group are jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans.

Many of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than non-union companies. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified drivers.

G.I. TRUCKING COMPANY

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes (see Note Q appearing on page 50 of the registrant's Annual Report).

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

COMPETITION, PRICING AND INDUSTRY FACTORS

Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders and railroads, as well as with other national and regional LTL and truckload motor carrier operations. Intermodal transportation operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger during the months of June through October. Freight shipments, operating costs and earnings are also affected by the state of the overall economy and inclement weather. The reliability of rail service is also a critical component of Clipper's ability to provide service to its customers.

CLIPPER

Clipper's revenues accounted for approximately 8.0% of consolidated revenues for 2002. During the year ended December 31, 2002, Clipper's largest customer accounted for approximately 11.5% of Clipper's revenues.

CFM

CFM provides services through Clipper Exxpress Company ("Clipper Exxpress") and Agricultural Express of America, Inc. (d/b/a/ Clipper Controlled Logistics). CFM accounted for approximately 71.0% of Clipper's revenues during 2002.

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

Clipper Controlled Logistics provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. As of December 31, 2002, Clipper Controlled Logistics owned or leased 506 temperature-controlled trailers that it deployed in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper Controlled Logistics is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper Controlled Logistics' services also include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

CLIPPER LTL

Clipper LTL operates primarily through Clipper Exxpress. Management believes Clipper Exxpress is one of the largest intermodal consolidators and forwarders of LTL shipments in the United States. Clipper LTL accounted for approximately 29.0% of Clipper's 2002 revenues.

Clipper LTL's collection and distribution network consists of 21 locations geographically dispersed throughout the United States. Clipper LTL's selection of markets depends on size (lane density), availability of quality rail service and truck line-haul service, length of haul and competitor profile. Traffic moving between its ten most significant market pairs generates approximately 41.0% of Clipper's LTL revenue. A majority of Clipper's LTL revenue is derived from long-haul, metro area-to-metro area transportation.

Although pickup and delivery and terminal handling is performed by independent agents, Clipper LTL has an operations and customer service staff located at or near many of its principal agents' terminals to monitor service levels and provide an interface between customers and agents.

TREADCO, INC.

On September 13, 2000, Treadco entered into an agreement with Goodyear to form a new limited liability company called Wingfoot Commercial Tire Systems, LLC (see Note P appearing on page 50 of the registrant's Annual Report). The transaction closed on October 31, 2000.

ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company's subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 77 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company's underground tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $195,000 over the last 10 years, primarily at seven sites), or believes its obligations with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

As of December 31, 2002, the Company had accrued approximately $2.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

(d)   FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Classifications of operations or revenues by geographic location beyond the descriptions previously provided is impractical and is, therefore, not provided. The Company's foreign operations are not significant.

(e)   AVAILABLE INFORMATION

The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, proxy and information statements and other information electronically with the Securities and Exchange Commission ("SEC"). All reports and financial information can be obtained, free of charge, through the Company's Web site located at www.arkbest.com or through the SEC Web site located at www.sec.gov, as soon as reasonably practical after such material is electronically filed with the SEC.

ITEM 2. PROPERTIES

The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 185,000 square feet.

ABF

ABF currently operates out of 302 terminal facilities of which it owns 76, leases 47 from an affiliate and leases the remainder from non-affiliates. ABF's principal terminal facilities are as follows:

                                                      No. of Doors      Square Footage (1)
                                                      ------------      ------------------
Owned:
         Dayton, Ohio                                      330                249,765
         Ellenwood, Georgia                                226                153,209
         South Chicago, Illinois                           274                152,990
         Carlisle, Pennsylvania                            260                156,468
         Dallas, Texas                                     194                144,170

Leased from affiliate, Transport Realty:
         North Little Rock, Arkansas                       196                148,712
         Albuquerque, New Mexico                            85                 71,004
         Pico Rivera, California                            99                 57,460

Leased from non-affiliate:
         Winston-Salem, North Carolina                     150                160,700
         Salt Lake City, Utah                               92                 44,400

(1)   Includes shop and driver room square footage.

CLIPPER

Clipper operates from 21 locations, geographically dispersed throughout the United States. All of the locations are facilities leased by Clipper or are agent locations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Market and Dividend Information" on page 9 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference under Item 14 herein.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 8 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference under Item 15 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 10 through 21 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference under Item 15 herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk," appearing on page 22 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, is incorporated by reference under Item 15 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing on pages 23 through 53 of the registrant's Annual Report to Stockholders for the year ended December 31, 2002, are incorporated by reference under Item 15 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Election of Directors," "Directors of the Company," "Board of Directors and Committees," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission ("Definitive Proxy Statement") set forth certain information with respect to the directors, the nominee for election as director and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled "Summary Compensation Table," "Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values," "Stock Option Grants," "Executive Compensation and Development Committee Interlocks and Insider Participation," "Retirement and Savings Plans," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," the paragraph concerning directors' compensation in the section entitled "Board of Directors and Committees," "Report on Executive Compensation by the Executive Compensation and Development Committee and Stock Option Committee" and "Stock Performance Graph" in the Company's Definitive Proxy Statement set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)      FINANCIAL STATEMENTS

The following information appearing in the 2002 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit (13):

                                                                    Page
                                                                    ----
Market and Dividend Information                                       9
Selected Financial Data                                               8
Management's Discussion and Analysis of
   Financial Condition and Results of Operations                   10 - 21
Quantitative and Qualitative Disclosures About Market Risk           22
Report of Independent Auditors                                       23
Consolidated Financial Statements                                  24 - 51
Quarterly Results of Operations                                      49

With the exception of the aforementioned information, the 2002 Annual Report to Stockholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2002 Annual Report to Stockholders.

(a)(2)      FINANCIAL STATEMENT SCHEDULES

For the years ended December 31, 2002, 2001, and 2000.
Schedule II - Valuation and Qualifying Accounts and Reserves             Page 19

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

            The Company filed Form 8-K dated May 17, 2002, for Item No. 5 - Other Events. The filing announced the Company's new three-year $225.0 million Credit Agreement dated as of May 15, 2002.

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

            The Company filed Form 8-K dated October 17, 2002, for Item No. 5 - Other Events. The filing announced the retirement of David E. Stubblefield, President and Chief Executive Officer of ABF, and the appointment of Robert A. Davidson as his successor.

(c)         EXHIBITS

            See Item 15(a)(3) above.

(d)         FINANCIAL STATEMENT SCHEDULES

            The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARKANSAS BEST CORPORATION


                                        BY: /s/David E. Loeffler
                                            ------------------------------------
                                            David E. Loeffler
                                            Vice President - Chief Financial
                                              Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                 Title                                 Date
         ---------                                 -----                                 ----

/s/ William A. Marquard            Chairman of the Board, Director                February 21, 2003
----------------------------                                                      -----------------
William A. Marquard


/s/ Robert A. Young, III           Director, Chief Executive Officer              February 26, 2003
----------------------------       and President (Principal                       -----------------
Robert A. Young, III               Executive Officer)



/s/ David E. Loeffler              Vice President - Chief Financial Officer       February 26, 2003
----------------------------       and Treasurer                                  -----------------
David E. Loeffler


/s/ Frank Edelstein                Director                                       February 26, 2003
----------------------------                                                      -----------------
Frank Edelstein


/s/ Arthur J. Fritz                Director                                       February 26, 2003
----------------------------                                                      -----------------
Arthur J. Fritz


/s/ John H. Morris                 Director                                       February 26, 2003
----------------------------                                                      -----------------
John H. Morris


/s/ Alan J. Zakon                  Director                                       February 23, 2003
----------------------------                                                      -----------------
Alan J. Zakon


/s/ William M. Legg                Director                                       February 21, 2003
----------------------------                                                      -----------------
William M. Legg

                            MANAGEMENT CERTIFICATION

I, Robert A. Young III, President and Chief Executive Officer of Arkansas Best Corporation, ("Registrant") certify that:

1.    I have reviewed this annual report on Form 10-K of Arkansas Best
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003                 /s/ Robert A. Young III
      -----------------------           ----------------------------------------
                                        Robert A. Young III
                                        President and Chief Executive Officer

                            MANAGEMENT CERTIFICATION

I, David E. Loeffler, Vice President - Chief Financial Officer and Treasurer of Arkansas Best Corporation, ("Registrant") certify that:

1.    I have reviewed this annual report on Form 10-K of Arkansas Best
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 26, 2003                 /s/ David E. Loeffler
      -----------------------           ----------------------------------------
                                        David E. Loeffler
                                        Vice President - Chief Financial Officer
                                        and Treasurer

                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            ARKANSAS BEST CORPORATION

           COLUMN A                         COLUMN B       COLUMN C         COLUMN D           COLUMN E         COLUMN F
           --------                         --------       --------         --------           --------         --------
                                                                            ADDITIONS
                                           BALANCE AT     CHARGED TO       CHARGED TO
                                           BEGINNING       COSTS AND     OTHER ACCOUNTS      DEDUCTIONS -      BALANCE AT
         DESCRIPTION                       OF PERIOD       EXPENSES         DESCRIBE           DESCRIBE       END OF PERIOD
         -----------                       ----------     ----------     --------------      ------------     -------------
                                                                          ($ thousands)
Year Ended December 31, 2002:
     Deducted from asset accounts:
         Allowance for doubtful
           accounts receivable
           and revenue adjustments ....     $3,483          $1,593          $  958(A)          $3,092(B)          $2,942
                                            ======          ======          ======             ======             ======

Year Ended December 31, 2001:
     Deducted from asset accounts:
         Allowance for doubtful                                                                $  274(D)
           accounts receivable
           and revenue adjustments ....     $4,595          $2,966          $1,104(A)           4,908(B)          $3,483
                                            ======          ======          ======             ======             ======

Year Ended December 31, 2000:
     Deducted from asset accounts:
         Allowance for doubtful                                                                $6,381(B)
           accounts receivable
           and revenue adjustments ....     $5,775          $3,797          $2,598(A)           1,194(C)          $4,595
                                            ======          ======          ======             ======             ======

Note A -  Recoveries of amounts previously written off.

Note B -  Uncollectible accounts written off.

Note C - The allowance for doubtful accounts for Treadco, Inc., as of the date of the contribution of substantially all of Treadco's assets and liabilities to Wingfoot (see Note P appearing on page 50 of the registrant's Annual Report).

Note D - The allowance for doubtful accounts for G.I. Trucking, as of the date of the sale (see Note Q appearing on page 50 of the registrant's Annual Report).

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

10.6* Interest rate swap Agreement effective April 1, 1998 on a notional amount of $110,000,000 with Societe Generale (previously filed as Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on May 13, 1998, Commission File No. 0-19969, and incorporated herein by reference).

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

10.15* Stock Purchase Agreement by and between Arkansas Best Corporation and Estes Express Lines dated as of August 1, 2001.

10.16*#     Letter re: Proposal to adopt the Company's 2002 Stock Option Plan

10.17       Amended and Restated Bylaws of the Company dated as of February 17,
            2003.

13          2002 Annual Report to Stockholders

21          List of Subsidiary Corporations

23          Consent of Ernst & Young LLP, Independent Auditors

99.1        Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#     Designates a compensation plan for Directors or Executive Officers.