Form 10-Q
period 2003-03-31
ARKANSAS BEST CORP /DE/
filed 2003-05-06
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarter Ended       March 31, 2003
                            -------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2003
----------------------------                       -----------------------------
Common Stock, $.01 par value                              24,842,199 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX


                                                                                                                    PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                      March 31, 2003 and December 31, 2002 ...................................................        3

                    Consolidated Statements of Operations -
                      For the Three Months Ended March 31, 2003 and 2002......................................        5

                    Consolidated Statements of Stockholders' Equity
                      For the Three Months Ended March 31, 2003...............................................        6

                    Consolidated Statements of Cash Flows -
                      For the Three Months Ended March 31, 2003 and 2002 .....................................        7

                    Notes to Consolidated Financial Statements - March 31, 2003 ..............................        8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................................       17

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................       30

     Item 4.        Controls and Procedures...................................................................       31

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings ........................................................................       32

     Item 2.        Changes in Securities ....................................................................       32

     Item 3.        Defaults Upon Senior Securities ..........................................................       32

     Item 4.        Submission of Matters to a Vote of Security Holders ......................................       32

     Item 5.        Other Information ........................................................................       32

     Item 6.        Exhibits and Reports on Form 8-K .........................................................       32

SIGNATURES ...................................................................................................       34

MANAGEMENT CERTIFICATIONS ....................................................................................       35

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            MARCH 31     DECEMBER 31
                                                                              2003          2002
                                                                          -----------    -----------
                                                                          (UNAUDITED)       NOTE
                                                                               ($ thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents .........................................      $  4,041      $ 39,644
   Accounts receivable, less allowances
     (2003 - $2,805; 2002 - $2,942) ..................................       132,624       130,769
   Prepaid expenses ..................................................        15,867         7,787
   Deferred income taxes .............................................        23,844        26,443
   Other .............................................................         4,308         3,729
                                                                            --------      --------
      TOTAL CURRENT ASSETS ...........................................       180,684       208,372

PROPERTY, PLANT AND EQUIPMENT
   Land and structures ...............................................       225,198       223,107
   Revenue equipment .................................................       345,692       343,100
   Service, office and other equipment ...............................        93,969        91,054
   Leasehold improvements ............................................        12,029        12,983
                                                                            --------      --------
                                                                             676,888       670,244
   Less allowances for depreciation and amortization .................       341,829       330,841
                                                                            --------      --------
                                                                             335,059       339,403

INVESTMENT IN WINGFOOT ...............................................        59,341        59,341

OTHER ASSETS .........................................................        86,715        82,242

ASSETS HELD FOR SALE .................................................         3,200         3,203

GOODWILL, less accumulated amortization (2003 and 2002 - $32,037) ....        63,832        63,811
                                                                            --------      --------

                                                                            $728,831      $756,372
                                                                            ========      ========

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS  - CONTINUED
--------------------------------------------------------------------------------

                                                                            MARCH 31       DECEMBER 31
                                                                              2003            2002
                                                                           -----------     -----------
                                                                           (UNAUDITED)        NOTE
                                                                                  ($ thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable .................................      $   4,940       $   7,808
   Accounts payable ..................................................         60,683          58,442
   Federal and state income taxes ....................................          1,124           5,442
   Accrued expenses ..................................................        124,550         123,294
   Current portion of long-term debt .................................            332             328
                                                                            ---------       ---------
      TOTAL CURRENT LIABILITIES ......................................        191,629         195,314

LONG-TERM DEBT, less current portion .................................         87,100         112,151

FAIR VALUE OF INTEREST RATE SWAP .....................................          9,436           9,853

OTHER LIABILITIES ....................................................         59,742          59,938

DEFERRED INCOME TAXES ................................................         24,366          23,656

FUTURE MINIMUM RENTAL COMMITMENTS, NET
    (as of March 31, 2003 - $43,100) .................................             --              --

OTHER COMMITMENTS AND CONTINGENCIES ..................................             --              --

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2003:  25,001,981 shares; 2002:  24,972,086 shares ......            250             250
   Additional paid-in capital ........................................        211,915         211,567
   Retained earnings .................................................        151,729         154,455
   Treasury stock, at cost, 2003: 159,782 shares; 2002:
      59,782 shares ..................................................         (3,299)           (955)
   Accumulated other comprehensive loss ..............................         (4,037)         (9,857)
                                                                            ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY .....................................        356,558         355,460
                                                                            ---------       ---------

                                                                            $ 728,831       $ 756,372
                                                                            =========       =========

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                              2003                   2002
                                                                                          ------------           ------------
                                                                                                      (UNAUDITED)
                                                                                   ($ thousands, except share and per share data)
OPERATING REVENUES .............................................................          $    359,577           $    320,198

OPERATING EXPENSES AND COSTS ...................................................               349,723                315,380
                                                                                          ------------           ------------

OPERATING INCOME ...............................................................                 9,854                  4,818

OTHER INCOME (EXPENSE)
   Fair value of interest rate swap(1) .........................................                (9,036)                    --
   Interest expense ............................................................                (1,940)                (2,049)
   Other, net ..................................................................                  (112)                  (303)
                                                                                          ------------           ------------
                                                                                               (11,088)                (2,352)
                                                                                          ------------           ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............................................                (1,234)                 2,466

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current .....................................................................                  (175)                (4,989)
   Deferred ....................................................................                  (325)                 6,005
                                                                                          ------------           ------------
                                                                                                  (500)                 1,016
                                                                                          ------------           ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE ..............................................                  (734)                 1,450
                                                                                          ------------           ------------

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX BENEFITS OF $13,580(2) .....................                    --                (23,935)
                                                                                          ------------           ------------

NET LOSS FOR COMMON STOCKHOLDERS ...............................................          $       (734)          $    (22,485)
                                                                                          ============           ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC:
   Income (loss) before cumulative effect of change in accounting principle ....          $      (0.03)          $       0.06
   Cumulative effect of change in accounting principle, net of tax .............                    --                  (0.97)
                                                                                          ------------           ------------
NET LOSS PER SHARE .............................................................          $      (0.03)          $      (0.91)
                                                                                          ------------           ------------

AVERAGE COMMON SHARES OUTSTANDING (BASIC) ......................................            24,892,430             24,584,022
                                                                                          ============           ============

DILUTED:
   Income (loss) before cumulative effect of change in accounting principle ....          $      (0.03)          $       0.06
   Cumulative effect of change in accounting principle, net of tax .............                    --                  (0.95)
                                                                                          ------------           ------------
NET LOSS PER SHARE .............................................................          $      (0.03)          $      (0.89)
                                                                                          ------------           ------------

AVERAGE COMMON SHARES OUTSTANDING (DILUTED) ....................................            24,892,430             25,334,995
                                                                                          ============           ============

CASH DIVIDENDS PAID PER COMMON SHARE ...........................................          $       0.08           $         --
                                                                                          ============           ============


(1) Included in the fair value of the interest rate swap is a pre-tax non-cash charge of $8.5 million, due to no longer forecasting borrowings and interest payments on the full notional amount of the swap (see Note F).

(2) In the first quarter of 2002, the Company recognized a non-cash impairment loss of $23.9 million, net of taxes, due to the write-off of Clipper goodwill.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                           ACCUMULATED
                                                COMMON STOCK        ADDITIONAL                                OTHER
                                            ----------------------    PAID-IN     RETAINED    TREASURY     COMPREHENSIVE   TOTAL
                                              SHARES      AMOUNT      CAPITAL     EARNINGS      STOCK         LOSS (c)     EQUITY
                                            ---------    ---------  ----------   ---------   ---------    -------------   ---------
                                                                                 (UNAUDITED)
                                                                         ($ and shares, thousands)
BALANCES AT JANUARY 1, 2003 ..............     24,972    $     250   $ 211,567   $ 154,455   $    (955)     $  (9,857)    $ 355,460

Net loss .................................         --           --          --        (734)         --             --          (734)
Interest rate swap, net of taxes of
  $3,675 (a) .............................         --           --          --          --          --          5,779         5,779
Change in foreign currency translation,
  net of taxes of $27 (b) ................         --           --          --          --          --             41            41
                                                                                                                          ---------
    Comprehensive income (d) .............                                                                                    5,086
                                                                                                                          ---------
Issuance of common stock .................         30           --         348          --          --             --           348
Purchase of treasury stock ...............         --           --          --          --      (2,344)            --        (2,344)
Dividends paid on common stock ...........         --           --          --      (1,992)         --             --        (1,992)
                                            ---------    ---------   ---------    ---------   ---------      ---------    ---------

BALANCES AT MARCH 31, 2003 ...............     25,002    $     250   $ 211,915   $ 151,729   $  (3,299)     $  (4,037)    $ 356,558
                                            =========    =========   =========   =========   =========      =========     =========


(a) The accumulated loss from the fair value of the interest rate swap in accumulated other comprehensive loss is $6.0 million, net of tax benefits of $3.8 million at December 31, 2002 and $0.2 million, net of tax benefits of $0.1 million at March 31, 2003. Included in the $5.8 million for the interest rate swap is $0.7 million in fair value changes from December 31, 2002 through March 19, 2003 and the transfer of $5.2 million from accumulated other comprehensive income into earnings during the first quarter of 2003. As of March 31, 2003, the Company no longer forecasts borrowings and interest payments on the full notional amount of the swap. As a result, until the interest rate swap terminates on April 1, 2005, changes in the fair value of the interest rate swap will be accounted for through the income statement.

(b) The accumulated loss from the foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at both December 31, 2002 and March 31, 2003.

(c) The minimum pension liability included in accumulated other comprehensive loss is $3.5 million, net of tax benefits of $2.2 million at both December 31, 2002 and March 31, 2003.

(d) Total comprehensive loss for the three months ended March 31, 2002 was $21.8 million, which included the cumulative effect of an accounting change of $23.9 million resulting from the write-off of Clipper goodwill.


See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                   2003           2002
                                                                                 --------       --------
                                                                                        (UNAUDITED)
                                                                                       ($ thousands)
OPERATING ACTIVITIES
   Net loss ...............................................................      $   (734)      $(22,485)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
      Change in accounting principle, net of tax ..........................            --         23,935
      Depreciation and amortization .......................................        12,332         12,389
      Other amortization ..................................................            86             45
      Provision for losses on accounts receivable .........................           176            461
      Provision for deferred income taxes .................................          (325)         6,005
      Fair value of interest rate swap ....................................         9,036             --
      Loss on sales of assets and other ...................................           126            110
      Changes in operating assets and liabilities:
         Receivables ......................................................        (1,991)        (8,365)
         Prepaid expenses .................................................        (8,080)        (9,689)
         Other assets .....................................................        (5,510)          (273)
         Accounts payable, bank drafts payable, taxes payable
           accrued expenses and other liabilities .........................          (118)        (8,507)
                                                                                 --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..........................      $  4,998         (6,374)
                                                                                 --------       --------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment, less capitalized leases
     and notes payable ....................................................        (7,574)       (10,131)
   Proceeds from asset sales ..............................................           253            815
   Capitalization of internally developed software and other ..............          (893)        (1,344)
                                                                                 --------       --------
NET CASH USED BY INVESTING ACTIVITIES .....................................        (8,214)       (10,660)
                                                                                 --------       --------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities ...........................         9,700         54,000
   Payments under revolving credit facilities .............................       (34,700)       (45,600)
   Payments on long-term debt .............................................           (47)        (1,990)
   Retirement of bonds ....................................................            --         (4,983)
   Net increase (decrease) in bank overdraft ..............................        (3,351)         2,935
   Dividends paid on common stock .........................................        (1,992)            --
   Purchase of treasury stock .............................................        (2,344)            --
   Other, net .............................................................           347          1,668
                                                                                 --------       --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..........................       (32,387)         6,030
                                                                                 --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................       (35,603)       (11,004)
   Cash and cash equivalents at beginning of period .......................        39,644         14,860
                                                                                 --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................      $  4,041       $  3,856
                                                                                 ========       ========

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the "Company") is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. ("ABF"); Clipper Exxpress Company and related companies ("Clipper"); and FleetNet America, LLC.

On March 28, 2003, the International Brotherhood of Teamsters ("IBT") announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association ("MFCA") by its membership. The agreement has a five-year term and is effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% - 3.4%. Approximately 78% of ABF Freight System, Inc. employees are covered by the agreement. Carrier members of the MFCA ratified the agreement on the same date.

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.


NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

On January 23, 2003, the Company announced that its Board of Directors had declared a quarterly cash dividend of eight cents per share to holders of record of its Common Stock. Dividends paid on Common Stock during the first quarter of 2003 totaled $2.0 million. On April 23, 2003, the Board of Directors declared a dividend for the second quarter of 2003 which totaled $2.0 million.

On January 23, 2003, the Company also announced a program to repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company's Common Stock. The repurchases may be made either from the Company's cash reserves or from other available sources. During the first quarter of 2003, the Company made open market purchases, totaling 100,000 shares, of its Common Stock for a total purchase price of $2.3 million. These common shares were added to the Company's treasury stock.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations and Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. Neither FAS 143 nor FAS 146 had a material impact upon the Company's financial statements and related disclosures.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE C - STOCK-BASED COMPENSATION

At March 31, 2003, the Company maintained three stock option plans: the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan, which provided for the granting of options to directors and designated employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001, and therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan, a broad-based plan that allows options to be granted to designated employees, provided 1.0 million shares of Common Stock for the granting of options. The 2002 Stock Option Plan allows for the granting of 1.0 million options, as well as two types of stock appreciation rights ("SARs") which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, to treat it as a SAR. During 2003, the Company granted 182,500 Employer SARs in conjunction with stock option grants of 182,500 shares to directors and key employees of the Company from the 2002 Stock Option Plan. Employer SARs may be exercised at the Company's discretion. As of March 31, 2003, the Company had not exercised any Employer SARs. Also during 2003, the Company granted 143,500 stock options to designated employees under the 2000 Non-Qualified Stock Option Plan. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20% of the shares or rights covered, thereby becoming exercisable at that time and with an additional 20% of the option shares or SARs becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options or SARs are granted for a term of 10 years.

The Company accounts for stock options under the "intrinsic value method" and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation. During the fourth quarter of 2002, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148 ("FAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. No stock-based employee compensation expense is reflected in net income, as all options granted under the Company's plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company has elected to use the APB 25 intrinsic value method because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation requires the use of theoretical option valuation models, such as the Black-Scholes model, that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options is estimated at the date of grant, using a Black-Scholes option pricing model. For the first quarter of 2003, the assumptions used were as follows: risk-free interest rate of 2.7%; dividend yield of 1.2%; volatility factor of the expected market price of the Company's Common Stock of 56.2%; and an expected life of the option of 4 years. There were no stock options granted during the first quarter of 2002. Subsequent to the issuance of the 2002 financial statements, the Company determined that an inappropriate weighted average life assumption was used in

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

determining the fair value of options granted in 2002 and 2001. Additionally, a computational error was identified. As a result, the weighted average life has been revised from 9.5 years to 4 years, which reflects the Company's historical experience. The impact of the revisions on the Company's previously reported 2002 pro forma annual net income is a decrease of $0.01 per basic and diluted common share. The pro forma disclosures for the quarter ended March 31, 2002 reflect the revised computations. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 and FAS 148 to stock-based employee compensation (in thousands except for earnings-per-share information):

                                                                                    MARCH 31
                                                                             2003                 2002
                                                                       --------------       --------------
Net loss - as reported ..........................................      $         (734)      $      (22,485)

Less total stock option expense determined under fair
  value-based methods for all awards, net of tax benefits .......                (882)                (884)
                                                                       --------------       --------------

Net loss - pro forma ............................................      $       (1,616)      $      (23,369)
                                                                       ==============       ==============


Net loss per share - as reported (basic) ........................      $        (0.03)      $        (0.91)
                                                                       ==============       ==============


Net loss per share - as reported (diluted) ......................      $        (0.03)      $        (0.89)
                                                                       ==============       ==============


Net loss per share - pro forma (basic) ..........................      $        (0.06)      $        (0.95)
                                                                       ==============       ==============


Net loss per share - pro forma (diluted) ........................      $        (0.06)      $        (0.94)
                                                                       ==============       ==============

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE D - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company has accruals for certain legal and environmental exposures.

The Company's subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 76 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company's underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency ("EPA") and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $140,000 over the last 10 years primarily at seven sites), or believes its obligations other than those specifically accrued for with respect to such sites would involve immaterial monetary liability, although there can be no assurances in this regard.

As of March 31, 2003, the Company has accrued approximately $2.7 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

NOTE E - GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. Under the provisions of FAS 142, the Company's goodwill intangible asset is no longer amortized but reviewed annually for impairment. At March 31, 2003 and December 31, 2002, the Company's assets included goodwill of $63.8 million related to ABF from a 1988 LBO transaction related to ABF.

The Company performed the required transitional impairment testing on its goodwill during the first quarter of 2002 based on January 1, 2002 values, which included $63.8 million related to ABF and $37.5 million related to the 1994 acquisition of Clipper. The Company performed both the first and second phases of the transitional impairment testing on its Clipper goodwill and found the entire $37.5 million balance to be impaired. As a result, the Company recognized a non-cash impairment loss of $23.9 million, net of tax benefits of $13.6 million, as the cumulative effect of a change in accounting principle as provided in FAS 142. This impairment loss results from the change in method of determining recoverable goodwill from using undiscounted cash flows, as prescribed by Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to the fair value method, as prescribed by FAS 142, determined by using a combination of valuation methods, including EBITDA and net income multiples and the present value of discounted cash flows. The Company performed the first phase of impairment

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

testing on its $63.8 million of LBO goodwill, which was based on ABF's operations and fair value at January 1, 2002. There was no indication of impairment with respect to this goodwill.

The Company performed the annual impairment testing on its ABF goodwill based upon operations and fair value at January 1, 2003 and found there to be no impairment.

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement No. 133, ("FAS 133") Accounting for Derivative Instruments and Hedging Activities. On February 23, 1998, the Company entered into an interest rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy has been to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.825% at both March 31, 2003 and December 31, 2002) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company had designated its benchmark variable 30-day LIBOR-based interest rate payments on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. As a result, the fair value of the swap, as estimated by Societe Generale, was a liability of ($9.9) million at December 31, 2002 and was recorded on the Company's balance sheet through accumulated other comprehensive income, net of taxes, rather than through the income statement.

On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot Commercial Tire Systems, LLC to Goodyear for a cash price of $71.3 million. Management also announced its intention to use the proceeds to pay down Credit Agreement borrowings. As a result, the Company no longer forecasts Credit Agreement borrowings to be at the $110.0 million level. In fact, management expects Credit Agreement borrowings to be below $110.0 million. As a result, the Company reclassified the majority of the negative fair value of the swap on March 19, 2003 of $8.5 million (pre-tax), or $5.2 million net of taxes, from accumulated other comprehensive income into earnings on the income statement, during the first quarter of 2003. The closing date of the transaction with Goodyear was April 28, 2003. Management used the proceeds received from Goodyear to pay down its Credit Agreement borrowings.

The fair value of the interest rate swap, as estimated by Societe Generale at March 31, 2003, is a liability of ($9.4) million and is recorded on the Company's balance sheet and represents the amount the Company would have had to pay if it had terminated the swap on March 31, 2003. Included in accumulated other comprehensive income is $0.4 million (pre-tax), or $0.2 million net of taxes representing the negative fair value of the portion of the estimated remaining interest rate swap payments relating to interest payments on borrowings that are still likely to occur. Included in the income statement for the first quarter 2003 is the $8.5 million (pre-tax) reclassification previously discussed and $0.5 million (pre-tax) of changes in the fair value of the interest rate swap, from March 19, 2003 to March 31, 2003. Future changes in the fair value of the interest rate swap will be accounted for in the Company's income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date.

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                                2003                 2002
                                                                                           --------------       ---------------
                                                                                           ($ thousands, except per share data)
NUMERATOR:
   Numerator for basic and diluted earnings per share -
      Income (loss) before cumulative effect of change in accounting principle ......      $         (734)      $        1,450
      Cumulative effect of change in accounting principle, net of tax ...............                  --              (23,935)
                                                                                           --------------       --------------
      Net loss for common stockholders ..............................................      $         (734)             (22,485)
                                                                                           ==============       ==============


DENOMINATOR:
   Denominator for basic earnings per share - weighted-average shares ...............          24,892,430           24,584,022

   Effect of dilutive securities:
      Employee stock options ........................................................                  --              750,973
                                                                                           --------------       --------------

   Denominator for diluted earnings per share - adjusted weighted-average
      shares and assumed conversions ................................................          24,892,430           25,334,995
                                                                                           ==============       ==============

NET INCOME (LOSS) PER COMMON SHARE

BASIC:
   Income (loss) before cumulative effect of change in accounting principle .........      $        (0.03)      $         0.06
   Cumulative effect of change in accounting principle, net of tax ..................                  --                (0.97)
                                                                                           --------------       --------------
NET LOSS PER SHARE ..................................................................      $        (0.03)      $        (0.91)
                                                                                           ==============       ==============

DILUTED:
   Income (loss) before cumulative effect of change in accounting principle .........      $        (0.03)      $         0.06
   Cumulative effect of change in accounting principle, net of tax ..................                  --                (0.95)
                                                                                           --------------       --------------
NET LOSS PER SHARE ..................................................................      $        (0.03)      $        (0.89)
                                                                                           ==============       ==============

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE H - OPERATING SEGMENT DATA

The Company uses the "management approach" to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company's management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company's operating segments.

During the periods being reported on, the Company operated in two defined reportable operating segments: (1) ABF and (2) Clipper.

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

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income:

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 2003            2002
                                                               ---------       ---------
                                                                     ($ thousands)
OPERATING REVENUES
ABF Freight System, Inc. ................................      $ 324,217       $ 288,641
Clipper .................................................         28,492          25,869
Other revenues and eliminations .........................          6,868           5,688
                                                               ---------       ---------
     Total consolidated operating revenues ..............      $ 359,577       $ 320,198
                                                               =========       =========


OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
   Salaries and wages ...................................      $ 217,943       $ 199,531
   Supplies and expenses ................................         43,748          35,365
   Operating taxes and licenses .........................          9,683           9,863
   Insurance ............................................          5,593           5,934
   Communications and utilities .........................          3,811           3,443
   Depreciation and amortization ........................         10,457          10,439
   Rents and purchased transportation ...................         21,147          17,728
   Other ................................................            619             862
   (Gain) loss on sale of equipment .....................            127             (67)
                                                               ---------       ---------
                                                                 313,128         283,098
                                                               ---------       ---------

CLIPPER
   Cost of services .....................................         24,977          22,814
   Selling, administrative and general ..................          4,002           3,793
   Loss on sale of equipment ............................             --               5
                                                               ---------       ---------
                                                                  28,979          26,612
                                                               ---------       ---------

Other expenses and eliminations .........................          7,616           5,670
                                                               ---------       ---------
   Total consolidated operating expenses and costs ......      $ 349,723       $ 315,380
                                                               =========       =========

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ................................      $  11,089       $   5,543
Clipper .................................................           (487)           (743)
Other income (loss) and eliminations ....................           (748)             18
                                                               ---------       ---------
   Total consolidated operating income ..................      $   9,854       $   4,818
                                                               =========       =========

TOTAL CONSOLIDATED OTHER INCOME (EXPENSE)
   Fair value of interest rate swap (see Note F) ........      $  (9,036)      $      --
   Interest expense .....................................         (1,940)         (2,049)
   Other, net ...........................................           (112)           (303)
                                                               ---------       ---------
                                                               $ (11,088)      $  (2,352)
                                                               =========       =========

TOTAL CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES ....      $  (1,234)      $   2,466
                                                               =========       =========

ARKANSAS BEST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
--------------------------------------------------------------------------------

NOTE I - SUBSEQUENT EVENT

On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot Commercial Tire Systems, LLC to Goodyear for a cash price of $71.3 million. The closing date of the transaction was April 28, 2003. Management used the proceeds received from Goodyear to pay down its Credit Agreement borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company's accounting estimates that are "critical," or the most important, to understand the Company's financial condition and results of operations and that require management of the Company to make the most difficult judgments are described as follows:

Management of the Company utilizes a bill-by-bill analysis to establish estimates of revenue in transit to recognize in each reporting period under the Company's accounting policy for revenue recognition. The Company uses a method prescribed by Emerging Issues Task Force Issue No. 91-9 ("EITF 91-9"), Revenue and Expense Recognition for Freight Services in Process, where revenue is recognized based on relative transit times in each reporting period with expenses being recognized as incurred.

The Company estimates its allowance for doubtful accounts based on the Company's historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The Company's allowance for revenue adjustments is an estimate based on the Company's historical revenue adjustments. Actual write-offs or adjustments could differ from the allowance estimates the Company makes as a result of a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments.

Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for the Company's revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. Management has a policy of purchasing its revenue equipment or entering into capital leases rather than utilizing off-balance-sheet financing.

The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all noncontractual employees. Benefits are generally based on years of service and employee compensation. The Company accounts for its non-union pension plan in accordance with Statement of Financial Accounting Standards No. 87 ("FAS 87"), Employer's Accounting for Pensions. The Company's pension expense and related asset and liability balances is an estimate which is based upon a number of assumptions. The assumptions with the greatest impact on the Company's expense are the assumed compensation cost increase, the expected return on plan assets and the discount rate used to discount the plans' obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

The following table provides the key assumptions the Company used for 2002 compared to those it is utilizing to estimate 2003 pension expense:

                                                                   YEAR ENDED DECEMBER 31
                                                                   2003              2002
                                                                   ----              ----
Discount rate .......................................               6.9%              6.9%
Expected return on plan assets ......................               7.9%              9.0%
Rate of compensation increase .......................               4.0%              4.0%

The assumptions used directly affect the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The decline in the stock market during 2002 negatively impacted plan assets and created a plan actuarial loss. The Company reduced its expected return on plan assets in 2003 to reflect the historical returns on the investments the plan holds, which includes the investment returns experienced during 2002. The reduction in the expected return on plan assets, lower assets on which to earn a return and actuarial losses increase the Company's pension expense. A 1.0% decrease in the Company's expected return on plan assets, based upon pension plan assets at December 31, 2002, would increase pension expense by approximately $1.3 million. The Company anticipates its pension expense for non-union plans to be approximately $10.0 million for 2003 compared to $5.3 million for 2002.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations in accounting for stock options because the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company's employee and director options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company is self-insured up to certain limits for workers' compensation and certain third-party casualty claims. For 2002, these limits were $1.0 million per claim for workers' compensation claims and $500,000 per claim for third-party casualty claims. For 2003, the Company increased its third-party casualty self-insurance exposure by increasing its retention to $1.0 million per claim. The Company's self-insured retention level for workers' compensation remained the same for 2003. Workers' compensation and property damage claims liabilities recorded in the financial statements totaled $49.9 million at March 31, 2003 and $49.1 million at December 31, 2002. The Company does not discount its claims liabilities. Under the Company's accounting policy for claims, management annually estimates the development of the claims based upon the Company's historical development factors over a number of years. The Company utilizes a third party to calculate the development factors and analyze historical trends. Actual payments may differ from management's estimates as a result of a number of factors. These factors include increases in medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company's accrued claims liabilities.

The Company's accounting policy for its 19% investment in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") was the equity method of accounting, similar to a partnership investment. Under the terms of the LLC operating agreement, the Company did not share in the profits or losses of Wingfoot during the term of the Company's "Put" option. Therefore, the Company's investment balance of $59.3 million at March 31, 2003 and December 31, 2002 did not change during the "Put" period. On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

interest in Wingfoot to Goodyear for a cash price of $71.3 million. The transaction was closed on April 28, 2003. The Company recorded a pre-tax gain of approximately $12.0 million ($8.4 million after tax, or $0.33 per diluted common share) during the second quarter of 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

The Company has hedged its interest rate risk by entering into a fixed rate interest rate swap on $110.0 million of revolving Credit Agreement borrowings. The Company's accounting policy for derivative financial instruments is as prescribed by Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities. The fair value of the swap, as estimated by Societe Generale, was a liability of ($9.9) million at December 31, 2002 and was recorded on the Company's balance sheet through accumulated other comprehensive income, net of taxes, rather than through the income statement. During the first quarter of 2003, management determined that it would use the proceeds received from the sale of Wingfoot to Goodyear to pay down its Credit Agreement borrowings. As a result, the Company no longer forecasts Credit Agreement borrowings to be at the $110.0 million level. In fact, management expects Credit Agreement borrowings to be below $110.0 million. As a result, the Company reclassified the majority of the negative fair value of the swap of $8.5 million (pre-tax), or $5.2 million net of taxes, from accumulated other comprehensive income into earnings on the income statement, during the first quarter of 2003. Included in the income statement for the first quarter 2003 is the $8.5 million (pre-tax) reclassification previously discussed and $0.5 million (pre-tax) of changes in the fair value of the interest rate swap, from March 19, 2003 to March 31, 2003. The fair value of the interest rate swap, as estimated by Societe Generale at March 31, 2003, is a liability of ($9.4) million and is recorded on the Company's balance sheet and represents the amount the Company would have had to pay if it had terminated the swap on March 31, 2003. Future changes in the fair value of the interest rate swap will be accounted for in the Company's income statement until the interest rate swap terminates on April 1, 2005, unless the Company terminates the arrangement prior to that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2003, cash provided from operations of $5.0 million and available cash were used to purchase revenue equipment and other property and equipment totaling $7.6 million, pay dividends on Common Stock of $2.0 million, purchase 100,000 shares of the Company's Common Stock for $2.3 million and reduce outstanding debt under the Company's revolving credit facilities by $25.0 million. During the first quarter of 2002, net additional borrowings under revolving credit facilities of $8.4 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $11.0 million, retire the remaining $5.0 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures, pay $2.0 million in outstanding capital lease obligations and provide $6.4 million of cash used in the Company's operations. Revenue equipment includes tractors and trailers used primarily in the Company's motor carrier transportation operations.

On May 15, 2002, the Company entered into a new three-year $225.0 million Credit Agreement ("Credit Agreement") with Wells Fargo Bank Texas, National Association, as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The new Credit Agreement replaced the Company's five-year $250.0 million credit agreement dated as of June 12, 1998 with Wells Fargo Bank Texas, National Association, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, which was terminated on May 15, 2002. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $100.0 million sublimit for letters of credit) and extends into 2005. The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At March 31, 2003, there were $85.0 million of Revolver Advances and approximately $64.4 million of letters of credit outstanding. At March 31, 2003, the Company had approximately $75.6 million of borrowings available under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of March 31, 2003, the Company was in compliance with the covenants.

The Company's Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company's senior debt rating agency ratings. A change in the Company's senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company's senior debt ratings fall below investment grade, the Company's Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB by Standard & Poor's Rating Service and Baa3 by Moody's Investors Service, Inc. On October 21, 2002, S&P revised its outlook on the Company from stable to positive, citing, "...the trucking company's robust operating performance in a difficult environment." The Company has no downward rating triggers that would accelerate the maturity of its debt.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap was to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.825% at both March 31, 2003 and December 31, 2002. The fair value of the Company's interest rate swap was ($9.4) million at March 31, 2003 and ($9.9) million at December 31, 2002. The fair value

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company's balance sheet in accordance with FAS 133, at March 31, 2003 and December 31, 2002.

The Company's primary subsidiary, ABF, maintains ownership of most all of its larger terminals or distribution centers. Both ABF and Clipper lease certain terminal facilities. At March 31, 2003, the Company has future minimum rental commitments, net of noncancellable subleases, totaling $40.7 million for terminal facilities and $2.4 million primarily for other equipment.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

                                                                  PAYMENTS DUE BY PERIOD
                                              ----------------------------------------------------------------
                                                                        ($ thousands)
                                                            LESS THAN       1-3           4-5          AFTER
CONTRACTUAL OBLIGATIONS                         TOTAL        1 YEAR        YEARS         YEARS         5 YEARS
                                              --------      ---------     --------      --------      --------
Long-term debt .........................      $ 86,780      $    133      $ 85,293      $    330      $  1,024
Capital lease obligations ..............           652           199           414            39            --
Minimum rental commitments under
  operating leases, net of subleases ...        43,100        10,495        15,677        10,914         6,014
Unconditional purchase obligations .....            --            --            --            --            --
Other long-term debt obligations .......            --            --            --            --            --
                                              --------      --------      --------      --------      --------
Total contractual cash obligations .....      $130,532      $ 10,827      $101,384      $ 11,283      $  7,038
                                              ========      ========      ========      ========      ========

The Company has guaranteed approximately $0.4 million that relates to a debt owed by The Complete Logistics Company ("CLC"), to the owner of a company CLC acquired in 1995. CLC was a wholly owned subsidiary of the Company until 1997, when CLC was sold. The Company's exposure to this guarantee declines by approximately $60,000 per year.

One of ABF's major competitors, Consolidated Freightways Corporation ("CF"), filed for bankruptcy protection and ceased operations in early September 2002. ABF continues to be interested in purchasing a few of the remaining unsold CF facilities throughout the United States, which ABF anticipates having a market value of approximately $2.0 to $3.0 million, although it is not certain.

In 2003, the Company forecasts total spending of approximately $70.0 million for capital expenditures, net of proceeds from equipment and real estate sales. Of the $70.0 million, ABF is budgeted for approximately $57.0 million, primarily for revenue equipment and facilities (including the CF properties discussed above), and Clipper is budgeted for approximately $5.0 million, primarily for revenue equipment.

The Company's non-union pension plan assets have been adversely impacted by recent stock market declines. In addition, non-union pension plan obligations have been adversely impacted by declining interest rates, which increases the present value of the plan obligations. During 2002, the Company made $15.7 million in tax-deductible contributions to its non-union pension plans, and it is anticipated that the Company may make additional contributions during 2003, although the Company is not certain of the amounts at this time.

The Company has two principal sources of available liquidity, which are its operating cash and the $75.6 million it has available under its revolving Credit Agreement at March 31, 2003. The Company has generated between $60.0 million and $130.0 million of operating cash annually for the years 2000 through 2002. The Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

expects cash from operations and its available revolver to continue to be principal sources of cash to finance its annual debt maturities; lease commitments; letter of credit commitments; pension contributions; fund its 2003 capital expenditures; and to fund quarterly dividends and stock repurchases.

On March 19, 2003, the Company announced that it had notified Goodyear of its intention to sell its 19% ownership interest in Wingfoot to Goodyear for a cash price of $71.3 million. The Company closed the transaction and received the proceeds from Goodyear on April 28, 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2003 or 2002. The Company has no investments, loans or any other relationships with special-purpose entities or financial partnerships and has no outstanding loans with officers or directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                    2003          2002
                                                   ------        ------
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages .......................        67.2%         69.1%
   Supplies and expenses ....................        13.5          12.3
   Operating taxes and licenses .............         3.0           3.4
   Insurance ................................         1.7           2.1
   Communications and utilities .............         1.2           1.2
   Depreciation and amortization ............         3.2           3.6
   Rents and purchased transportation .......         6.5           6.1
   Other ....................................         0.3           0.3
                                                   ------        ------
                                                     96.6%         98.1%
                                                   ------        ------


CLIPPER
   Cost of services .........................        87.7%         88.2%
   Selling, administrative and general ......        14.0          14.7
                                                   ------        ------
                                                    101.7%        102.9%
                                                   ------        ------


OPERATING INCOME (LOSS)

ABF Freight System, Inc. ....................         3.4%          1.9%
Clipper .....................................        (1.7)         (2.9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Consolidated revenues for the three months ended March 31, 2003 increased 12.3% to $359.6 million compared to $320.2 million for the same period in 2002, due to increases in revenues for ABF and Clipper. Operating income for the three months ended March 31, 2003 increased to $9.9 million from $4.8 million during the same period in 2002.

Income (loss) before the cumulative effect of a change in accounting principle for the first quarter of 2003 was $(0.7) million, or $(0.03) per common share, compared to $1.5 million, or $0.06 per diluted common share, for the first quarter of 2002. This decrease in income before the cumulative effect of a change in accounting principle reflects primarily a $9.0 million pre-tax ($0.22 after-tax per common share) first quarter 2003 charge related to the Company's interest rate swap on $110.0 million of borrowings (see Note F), offset in part by an increase in ABF operating income. During the first quarter of 2002, the Company recognized a non-cash impairment loss on its Clipper goodwill of $23.9 million, net of taxes, or ($0.95) per diluted common share, as the cumulative effect of a change in accounting principle as required by FAS 142 (see Note F).

The Company's net loss for the three months ended March 31, 2003 was $0.7 million, or $0.03 per common share, compared to a net loss, including the impact of the accounting change, of $22.5 million, or $0.89 per diluted common share, for the same period in 2002.

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of March 31, 2003, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.6 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $3.6 million of the $5.6 million, which leaves the Company with a net exposure amount of $2.0 million. At March 31, 2003, the Company has $1.4 million recorded in its financial statements for its estimated exposure to Reliance. The Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments; however, the process could take several years.

Kemper Insurance Companies ("Kemper") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 2000 through 2001. In March 2003, Kemper announced that it was discontinuing its business of providing future insurance coverage. The Company has not received any communications from Kemper regarding any changes in the handling of the Company's existing excess insurance coverage with Kemper. The Company is uncertain as to the future impact this will have on its coverage with Kemper. As of March 31, 2003, the Company has no workers' compensation claims insured by Kemper in the layer of claims above $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

ABF FREIGHT SYSTEM, INC.

Effective August 1, 2002 and 2001, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.8% and 4.9%, respectively, although the amounts can vary by lane and shipment characteristic.

Revenues for the first quarter of 2003 were $324.2 million compared to $288.6 million during the first quarter of 2002, representing a per-day increase of 12.3%. ABF generated operating income of $11.1 million for the first quarter of 2003 compared to $5.5 million during the same period in 2002.

ABF's increase in revenue is due to an increase in LTL tonnage, revenue per hundredweight and fuel surcharges. ABF's LTL tonnage increased 2.7% during the first three months of 2003 compared to the same period in 2002. As previously discussed, ABF's business levels during the first three months of 2003 were positively impacted by the CF closure. However, tonnage increases were approximately 1.6 percentage points less than the Company's management anticipated based upon normal fourth quarter to the first quarter trends, indicating continued weakness in the U.S. economy.

ABF's LTL billed revenue per hundredweight, excluding fuel surcharges, increased 6.4% to $22.54 for the first quarter of 2003 compared to $21.19 for the first quarter of 2002. Approximately one-half of this increase was a result of changes in the profile of freight handled. ABF's average LTL length of haul increased 3.5%, its LTL Rated Commodity Class increased 1.4% and its LTL weight per shipment declined 3.5%. Each of these changes in profile impacted LTL billed revenue per hundredweight positively in the first quarter of 2003. Although ABF's billed revenue per hundredweight improved, ABF has experienced some indications of a moderately weakening pricing environment in the first quarter of 2003.

ABF charges a fuel surcharge, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the first quarter of 2003 averaged 4.4% of revenue. The fuel surcharge in effect during the first quarter of 2002 averaged 0.9% of revenue.

During the first quarter of 2003, ABF was impacted by adverse weather. A major storm in the Upper Midwest, Northeast and Atlantic Coast regions around February 17 closed three of ABF's distribution centers and three of ABF's major line-haul relay locations for almost two days. In addition, 38 of ABF's service centers were fully or partially closed due to this storm. ABF's operations were also affected by storms in the Southeast during mid-January and in the Rocky Mountain region during mid-March. The impact on ABF's operating income of lost revenue and increased costs related to the first quarter 2003 adverse weather was approximately $2.0 million. Categories of ABF costs most adversely impacted were salaries and wages; supplies and expenses; and rents and purchased transportation.

ABF's first quarter 2003 operating ratio was 96.6% compared to 98.1% for the same period in 2002, reflecting revenue increases as a result of improved tonnage levels, primarily as a result of CF's closure, and increases in fuel surcharges and revenue yields, as well as changes in certain other operating expense categories as follows:

Salaries and wages expense for the three months ended March 31, 2003 decreased 1.9% as a percent of revenue compared to the same period in 2002. The decrease results primarily from the fact that a portion of salaries and wages are fixed in nature and decrease as a percent of revenue with increases in revenue levels, as previously discussed. The decrease was offset in part by the annual general International Brotherhood of Teamsters ("IBT") contractual base wage and pension cost increases of 1.8% and 4.9% on April 1, 2002 and the August 1, 2002 increase of 12.9% for health and welfare costs. In addition, workers' compensation costs increased $2.5 million

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

due primarily to deterioration in claims experience resulting from more increases on existing claims and greater severity of new claims. ABF's non-union pension expense also increased during the first quarter of 2003 by approximately $1.0 million. As previously discussed, salaries and wages were negatively impacted by adverse weather as well.

On March 28, 2003, the IBT announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association ("MFCA") by its membership. The agreement has a five-year term and is effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% to 3.4%.

Supplies and expenses increased 1.2% as a percent of revenue for the first quarter of 2003 compared to the same period in 2002, due primarily to an increase in fuel costs, excluding taxes, which on an average price-per-gallon basis, increased to $1.08 for the three months ended March 31, 2003 from $0.64 for the same period in 2002. Supplies and expenses were also negatively impacted by adverse weather costs.

Operating taxes and licenses decreased 0.4% as a percent of revenue for the first quarter of 2003 compared to the same period in 2002, due primarily to the fact that a portion of these costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels, as previously discussed.

Insurance expense decreased 0.4% as a percent of revenue for the first quarter of 2003, compared to the same period in 2002. For 2003, the Company increased its third-party casualty claims self-insurance retention layer from $500,000 to $1.0 million per claim. As a result of increased retention levels, third-party casualty insurance premiums were reduced by $0.6 million when comparing the first quarter of 2003 to the same period in 2002.

Depreciation and amortization decreased 0.4% as a percent of revenue for the first quarter of 2003 compared to the same period in 2002, due primarily to the fact that a portion of these costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels, as previously discussed.

Rents and purchased transportation increased 0.4% as a percent of revenue for the first quarter of 2003, compared to the same period in 2002, due primarily to an increase in rail utilization to 14.4% of total miles for the three months ended March 31, 2003, compared to 13.1% during the same period in 2002. Rail miles for the first quarter of 2003 increased over the same period in 2002 due to the higher use of the railroads to facilitate freight movement as a result of backlogs caused by the adverse weather closures of distribution centers and relay points in ABF's network.

As previously mentioned, ABF's general rate increase on August 1, 2002 was put in place to cover known and expected cost increases for the next twelve months. Typically, the increase was 5.8%, although the amount can vary by lane and shipment characteristic. ABF's ability to retain this rate increase is dependent on the pricing environment, which showed moderate signs of weakening during the first quarter of 2003. ABF could be impacted by fluctuating fuel prices in the future. ABF has experienced an increase in fuel prices in the first quarter of 2003 as compared to the same period in 2002. ABF's fuel surcharges on revenue are intended to offset any fuel cost increases. ABF's total insurance costs are dependent on the insurance markets which have been adversely impacted by the events of September 11 and a declining stock market. The Company anticipated ABF's workers' compensation and third-party casualty premiums and claims for 2003 to be consistent with 2002, assuming similar claims experience and considering cost differences that occur because of changes in business levels. However, in the first quarter of 2003, ABF experienced a deterioration in workers' compensation claims experience which resulted in additional costs of $2.5 million over the same period in 2002. As previously discussed, the Company increased its third-party casualty claims self-insurance retention layer for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

2003. The Company anticipates ABF's non-union pension expense will increase in 2003 to approximately $9.0 million from $4.8 million in 2002, reflecting a declining stock market and long-term interest rates. As previously discussed, ABF's results of operations in 2003 will be impacted by the wage and benefit increases associated with the new labor agreement with the IBT, which has an effective date of April 1, 2003.

The Company's management expects ABF's business levels to continue to be positively impacted through the first eight months of 2003, as compared to the same period in 2002, as a result of additional business gained due to the CF closure. However, management of the Company is uncertain about what the U.S. economy will do and how it will impact business levels in the future quarters of 2003.

CLIPPER

Effective July 29, 2002 and August 13, 2001, Clipper implemented general rate increases of 5.9% and 4.9%, respectively, for LTL shipments. Revenues for the first quarter of 2003 increased to $28.5 million from $25.9 million during the same period in 2002, representing a 10.1% increase.

LTL revenue per hundredweight, excluding fuel surcharge, increased 5.2% to $17.94 for the first quarter of 2003, compared to $17.06 for the first quarter of 2002. LTL hundredweight declined 0.8% from the first quarter 2002 to the first quarter 2003. Intermodal shipments increased 8.5% and revenue per shipment increased 1.8% for the first quarter of 2003, compared to the same period in 2002. Shipments for Clipper Controlled Logistics, Clipper's temperature-controlled division, increased 3.6% and revenue per shipment increased 11.9% for the first quarter of 2003, compared to the same period in 2002.

Clipper's operating ratio improved to 101.7% for the first quarter of 2003, from 102.9% during the first quarter 2002. Clipper's operating ratio was positively impacted by the elimination of unprofitable accounts, higher utilization of rail in line-haul movements and a reduction in bad debt expense. Clipper's rail utilization for the first quarter of 2003 was 68.6% of total miles, compared to 60.3% for the first quarter of 2002. For Clipper, rail costs per mile are generally less expensive than over-the-road costs per mile.

Clipper is continuing to solicit additional shipments in its traditional metro-to-metro lanes. These shipments will provide a better match with Clipper's core operations and have historically been more profitable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

INVESTMENT IN WINGFOOT

The Company's accounting policy for its 19% investment in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") was the equity method of accounting, similar to a partnership investment. Under the terms of the LLC operating agreement, the Company did not share in the profits or losses of Wingfoot during the term of the Company's "Put" option. Therefore, the Company's investment balance of $59.3 million at March 31, 2003 and December 31, 2002 did not change during the "Put" period.

On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot to Goodyear for a cash price of $71.3 million. The Company closed the transaction and received the proceeds from Goodyear on April 28, 2003. The Company recorded a pre-tax gain of approximately $12.0 million ($8.4 million after tax, or $0.33 per diluted common share) during the second quarter of 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

INCOME TAXES

The difference between the effective tax rate for the three months ended March 31, 2003 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

In March 1999, the Tenth Circuit Court of Appeals ruled against an appealing taxpayer regarding the timing of the deductibility of contributions to multiemployer pension plans. The Internal Revenue Service ("IRS") had previously raised the same issue with respect to the Company. There were certain factual differences between those present in the Tenth Circuit case and those relating specifically to the Company. The Company was involved in the administrative appeals process with the IRS regarding those factual differences beginning in 1997. During 2001, the Company paid approximately $33.0 million which represented a substantial portion of the tax and interest that would be due if the multiemployer pension issue was decided adversely to the Company, and which was accounted for in prior years as a part of the Company's net deferred tax liability and accrued expenses. In August 2002, the Company reached a settlement with the IRS of the multiemployer pension issue and all other outstanding issues relating to the Company's federal income tax returns for the years 1990 through 1994. The settlement resulted in a liability for tax and interest that was less than the liability the Company had estimated if the IRS prevailed on all issues. As a result of the settlement, in 2002 the Company reduced its reserves for interest by approximately $5.2 million to reflect the reduction in the Company's liability for future cash payments of interest.

PREPAID EXPENSES

Prepaid expenses increased $8.1 million from December 31, 2002 to March 31, 2003, due primarily to the prepayment of 2003 annual insurance premiums for the Company, which are typically paid in the first quarter of each year.

OTHER ASSETS

Other assets increased $4.5 million from December 31, 2002 to March 31, 2003, due primarily to participant deferrals into the Company's Voluntary Savings Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

During the first quarter of 2003, management determined that it would use the proceeds received from the sale of Wingfoot to Goodyear, as previously discussed, to pay down its Credit Agreement borrowings. As a result, the Company forecasts Credit Agreement borrowings to be below $110.0 million. As a result, the Company has reclassified $8.5 million (pre-tax), representing the majority of the negative fair value of the interest rate swap, or $5.2 million net of taxes, from accumulated other comprehensive income into earnings on the income statement, during the first quarter of 2003.

SEASONALITY

ABF is affected by seasonal fluctuations, which affects its tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper's operations are similar to operations at ABF, with revenues being weaker in the first quarter and stronger during the months of June through October.

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap was to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.825% at both March 31, 2003 and December 31, 2002). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note F). Details regarding the swap, as of March 31, 2003, are as follows:

   NOTIONAL                                 RATE                             RATE                      FAIR
    AMOUNT            MATURITY              PAID                           RECEIVED                VALUE(2)(3)
    -------           --------              ----                           --------                ------------
$110.0 million     April 1, 2005    5.845% Plus Credit Agreement        LIBOR rate(1)              ($9.4) million
                                    Margin (0.825%)                     Plus Credit Agreement
                                                                        Margin (0.825%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at March 31, 2003 to terminate the agreement.

(3) The swap value changed from ($9.9) million at December 31, 2002. The fair value is impacted by changes in rates of similarly termed Treasury instruments.


OTHER MARKET RISKS

Since December 31, 2002, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition of the Company. The Company maintains liability insurance in excess of self-retention levels for certain risks arising out of the normal course of its business. The Company has accruals for certain legal and environmental exposures.

ITEM 2. CHANGES IN SECURITIES.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  10.1 $225 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent (previously filed as Exhibit 10.1 to the Company's Current Report on 8-K, filed with the Commission on May 17, 2002, Commission File No. 0-19969 and incorporated herein by reference).

                  99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      REPORTS ON FORM 8-K.

                  The Company filed Form 8-K dated January 24, 2003, for Item No. 5 - Other Events. The filing announced the Company's quarterly cash dividend and stock repurchase program.

                  The Company filed Form 8-K dated January 28, 2003, for Item No. 5 - Other Events. The filing announced the Company's fourth quarter and full year 2002 results.

                  The Company filed Form 8-K dated February 6, 2003, for Item No. 5 - Other Events. The filing announced that a tentative labor contract agreement had been reached with the International Brotherhood of Teamsters.

                  The Company filed Form 8-K dated March 20, 2003, for Item No. 5 - Other Events. The filing announced that the Company had notified The Goodyear Tire & Rubber Company of its intention to sell its interest in Wingfoot Commercial Tire Systems, LLC and that it would take a first quarter 2003 charge for the fair value of its interest rate swap.

                  The Company filed Form 8-K dated April 30, 2003, for Item No. 2 - Acquisition or Disposition of Assets. The filing announced that the Company had completed the sale of its 19% ownership interest in Wingfoot Commercial Tire Systems, LLC to The Goodyear Tire & Rubber Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               ARKANSAS BEST CORPORATION
                                     (Registrant)

Date:   May 6, 2003            /s/ David E. Loeffler
                               -------------------------------------------------
                               David E. Loeffler
                               Vice President-Treasurer, Chief Financial Officer
                               and Principal Accounting Officer

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

Date:    May 6, 2003                /s/ Robert A. Young III
         -----------------          --------------------------------------------
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

Date:    May 6, 2003                  /s/ David E. Loeffler
         ----------------------       ------------------------------------------
                                      David E. Loeffler
                                      Vice President - Chief Financial Officer
                                      and Treasurer

                                INDEX TO EXHIBITS

   Exhibit No.                            Description
   -----------                            -----------
      10.1        $225 million Credit Agreement dated as of May 15, 2002 with
                  Wells Fargo Bank Texas, National Association as Administrative
                  Agent and Lead Arranger, and Fleet National Bank and Suntrust
                  Bank as Co-Syndication Agents, and Wachovia Bank, National
                  Association as Documentation Agent (previously filed as
                  Exhibit 10.1 to the Company's Current Report on 8-K, filed with the Commission on May 17, 2002, Commission File No.
                  0-19969 and incorporated herein by reference).

      99.1        Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002