Form 10-Q
period 2003-06-30
ARKANSAS BEST CORP /DE/
filed 2003-08-06
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended June 30, 2003

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

                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (479) 785-6000
       -------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at June 30, 2003
        --------------------------------       ------------------------------
          Common Stock, $.01 par value               24,760,899 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                             PAGE
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets -
              June 30, 2003 and December 31, 2002 ....................................................        3

            Consolidated Statements of Operations -
              For the Three and Six Months Ended June 30, 2003 and 2002...............................        5

            Consolidated Statements of Stockholders' Equity
              For the Six Months Ended June 30, 2003..................................................        6

            Consolidated Statements of Cash Flows -
              For the Six Months Ended June 30, 2003 and 2002 ........................................        7

            Notes to Consolidated Financial Statements - June 30, 2003 ...............................        8

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................................................       16

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................       29

  Item 4.   Controls and Procedures...................................................................       30

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings ........................................................................       31

  Item 2.   Changes in Securities ....................................................................       31

  Item 3.   Defaults Upon Senior Securities ..........................................................       31

  Item 4.   Submission of Matters to a Vote of Security Holders ......................................       31

  Item 5.   Other Information ........................................................................       31

  Item 6.   Exhibits and Reports on Form 8-K .........................................................       31

SIGNATURES       .....................................................................................       33

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30           DECEMBER 31
                                                                                        2003                2002
                                                                                  ------------------------------------
                                                                                     (UNAUDITED)            NOTE
                                                                                              ($ THOUSANDS)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents ...................................................  $         2,954      $        39,644
   Accounts receivable, less allowances (2003 - $2,929; 2002 - $2,942) .........          134,919              130,769
   Prepaid expenses ............................................................           12,815                7,787
   Deferred income taxes .......................................................           25,076               26,443
   Other .......................................................................            3,403                3,729
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                179,167              208,372

PROPERTY, PLANT AND EQUIPMENT
   Land and structures .........................................................          225,627              223,107
   Revenue equipment ...........................................................          359,561              343,100
   Service, office and other equipment .........................................           95,787               91,054
   Leasehold improvements ......................................................           12,383               12,983
----------------------------------------------------------------------------------------------------------------------
                                                                                          693,358              670,244
   Less allowances for depreciation and amortization ...........................          349,296              330,841
----------------------------------------------------------------------------------------------------------------------
                                                                                          344,062              339,403

INVESTMENT IN WINGFOOT .........................................................                -               59,341

PREPAID PENSION COSTS ..........................................................           38,452               29,017

OTHER ASSETS ...................................................................           61,302               53,225

ASSETS HELD FOR SALE ...........................................................            3,063                3,203

GOODWILL, less accumulated amortization (2003 and 2002 - $32,037) ..............           63,859               63,811
----------------------------------------------------------------------------------------------------------------------

                                                                                  $       689,905      $       756,372
======================================================================================================================

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                       JUNE 30           DECEMBER 31
                                                                                        2003                2002
                                                                                  ------------------------------------
                                                                                     (UNAUDITED)            NOTE
                                                                                             ($ THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable ...........................................  $         4,504      $         7,808
   Accounts payable ............................................................           68,049               58,442
   Federal and state income taxes ..............................................            2,001                5,442
   Accrued expenses ............................................................          128,200              123,294
   Current portion of long-term debt ...........................................              336                  328
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES ................................................          203,090              195,314

LONG-TERM DEBT, less current portion ...........................................           19,714              112,151

FAIR VALUE OF INTEREST RATE SWAP ...............................................            9,022                9,853

OTHER LIABILITIES ..............................................................           63,023               59,938

DEFERRED INCOME TAXES ..........................................................           27,352               23,656

FUTURE MINIMUM RENTAL COMMITMENTS, NET
  (as of June 30, 2003 - $42,456) ..............................................                -                    -

OTHER COMMITMENTS AND CONTINGENCIES ............................................                -                    -

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2003: 25,020,681; 2002:  24,972,086 shares.........................              250                  250
   Additional paid-in capital ..................................................          212,049              211,567
   Retained earnings ...........................................................          164,934              154,455
   Treasury stock, at cost, 2003: 259,782 shares; 2002:  59,782 shares .........           (5,807)                (955)
   Accumulated other comprehensive loss ........................................           (3,722)              (9,857)
----------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY ...............................................          367,704              355,460
----------------------------------------------------------------------------------------------------------------------

                                                                                  $       689,905      $       756,372
======================================================================================================================

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                   JUNE 30                      JUNE 30
                                                                         ---------------------------------------------------------
                                                                             2003          2002            2003           2002
                                                                         ---------------------------------------------------------
                                                                              ($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
OPERATING REVENUES                                                       $   377,875    $   345,137     $   737,452    $   665,335

OPERATING EXPENSES AND COSTS                                                 364,335        331,880         714,058        647,260
----------------------------------------------------------------------------------------------------------------------------------
OPERATING INCOME ......................................................       13,540         13,257          23,394         18,075

OTHER INCOME (EXPENSE)
   Net gains on sales of property and other ...........................            6              -               6              -
   Gain on sale - Wingfoot.............................................       12,060              -          12,060              -
   Fair value changes and payments on interest rate swap (1)...........       (1,245)             -         (10,281)             -
   Interest expense ...................................................         (566)        (2,006)         (2,506)        (4,054)
   Other, net .........................................................         (192)          (207)           (304)          (512)
----------------------------------------------------------------------------------------------------------------------------------
                                                                              10,063         (2,213)         (1,025)        (4,566)
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES ............................................       23,603         11,044          22,369         13,509

FEDERAL AND STATE INCOME TAXES (CREDIT)
   Current.............................................................        4,035          3,005           3,861         (1,984)
   Deferred............................................................        4,378          1,545           4,052          7,550
----------------------------------------------------------------------------------------------------------------------------------
                                                                               8,413          4,550           7,913          5,566
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE .....................................       15,190          6,494          14,456          7,943
----------------------------------------------------------------------------------------------------------------------------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFITS OF $13,580 (2).......................            -              -               -        (23,935)
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR COMMON STOCKHOLDERS..............................  $    15,190    $     6,494     $    14,456    $   (15,992)
==================================================================================================================================
NET INCOME (LOSS) PER COMMON SHARE
BASIC:
  Income before cumulative effect of change in accounting principle....  $      0.61    $      0.26     $      0.58    $      0.32
  Cumulative effect of change in accounting principle, net of tax......            -              -               -          (0.97)
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE............................................  $      0.61    $      0.26     $      0.58    $     (0.65)
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES
   OUTSTANDING (BASIC): ...............................................   24,796,726     24,760,978      24,866,803     24,673,329
==================================================================================================================================
DILUTED:
  Income before cumulative effect of change in accounting principle....  $      0.60    $      0.26    $       0.57    $      0.32
  Cumulative effect of change in accounting principle, net of tax......            -              -              -           (0.95)
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ...........................................  $      0.60    $      0.26     $      0.57    $     (0.63)
----------------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED) ..............................................   25,262,013     25,311,665      25,332,358     25,324,727
==================================================================================================================================
CASH DIVIDENDS PAID PER COMMON SHARE ..................................  $      0.08    $         -     $      0.16    $         -
==================================================================================================================================

(1) The second quarter 2003 includes the following pre-tax charges: $1.3 million in payments on the interest rate swap, a positive change in fair value of $414,000, and a $400,000 non-cash charge due to no longer forecasting interest rate payments on $110.0 million of borrowings. The six months ended June 30, 2003 include a non-cash charge of $8.9 million, due to no longer forecasting interest payments on $110.0 million of borrowings.

(2) In the first quarter of 2002, the Company recognized a non-cash impairment loss of $23.9 million, net of taxes, due to the write-off of Clipper goodwill.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                            ACCUMULATED
                                                   COMMON STOCK       ADDITIONAL                              OTHER
                                                   ------------        PAID-IN     RETAINED    TREASURY    COMPREHENSIVE   TOTAL
                                                  SHARES   AMOUNT      CAPITAL     EARNINGS     STOCK         LOSS (c)    EQUITY
                                                  --------------------------------------------------------------------------------
                                                                             ($ AND SHARES, THOUSANDS)
BALANCES AT JANUARY 1, 2003                       24,972   $  250     $ 211,567   $  154,455   $   (955)    $   (9,857)  $ 355,460

Net income .....................................       -        -             -       14,456          -              -      14,456
Interest rate swap, net of taxes of $3,833 (a)..       -        -             -            -          -          6,020       6,020
Change in foreign currency translation,
  net of taxes of $73 (b).......................       -        -             -            -          -            115         115
                                                                                                                         ---------
    Comprehensive income (d) ...................                                                                            20,591
                                                                                                                         ---------
Issuance of common stock .......................      49        -           482            -          -              -         482
Purchase of treasury stock .....................       -        -             -            -     (4,852)             -      (4,852)
Dividends paid on common stock..................       -        -             -       (3,977)         -              -      (3,977)
                                                  --------------------------------------------------------------------------------
BALANCES AT JUNE 30, 2003                         25,021   $  250     $ 212,049   $  164,934   $ (5,807)    $   (3,722)  $ 367,704
                                                  ================================================================================

(a) The accumulated loss from the fair value of the interest rate swap in accumulated other comprehensive loss was $6.0 million, net of tax benefits of $3.8 million at December 31, 2002. As of March 31, 2003, the Company no longer forecasted borrowings and interest payments on the full notional amount of the swap. During May 2003, interest payments on borrowings hedged with the swap were reduced to zero. As a result, the Company transferred the entire fair value of the interest rate swap from accumulated other comprehensive loss into earnings during the first and second quarters of 2003. Until the interest rate swap terminates on April 1, 2005, changes in the fair value of the interest rate swap are accounted for through the income statement.

(b) The accumulated loss from the foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of taxes of $0.2 million at December 31, 2002 and $0.2 million, net of taxes of $0.1 million at June 30, 2003.

(c) The minimum pension liability included in accumulated other comprehensive loss is $3.5 million, net of taxes of $2.2 million at both December 31, 2002 and June 30, 2003.

(d) Total comprehensive income for the three months ended June 30, 2003 was $15.5 million. Total comprehensive income for the three months ended June 30, 2002 was $5.0 million. Total comprehensive loss for the six months ended June 30, 2002 was $16.8 million, which included the cumulative effect of an accounting change of $23.9 million, resulting from the write-off of Clipper goodwill.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                                          2003            2002
                                                                                       ---------------------------
                                                                                              ($ THOUSANDS)
OPERATING ACTIVITIES
   Net income (loss) ...........................................................       $   14,456      $  (15,992)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Change in accounting principle, net of tax ...............................                -          23,935
      Depreciation and amortization ............................................           24,453          24,574
      Other amortization .......................................................              173             102
      Provision for losses on accounts receivable ..............................              760             779
      Provision for deferred income taxes ......................................            4,052           7,550
      Fair value of interest rate swap .........................................            9,022               -
      Loss on sales of assets and other ........................................              190              85
      Gain on sale of Wingfoot..................................................          (12,060)              -
      Changes in operating assets and liabilities:
         Receivables ...........................................................           (4,835)        (14,859)
         Prepaid expenses ......................................................           (5,028)         (5,935)
         Other assets ..........................................................          (18,105)          1,504
         Accounts payable, bank drafts payable, taxes payable,
           accrued expenses and other liabilities ..............................           12,438          12,646
                                                                                       --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................       $   25,516      $   34,389
                                                                                       --------------------------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases and notes payable .................................          (28,718)        (26,621)
   Proceeds from asset sales ...................................................            1,320           2,814
   Proceeds from sale of Wingfoot...............................................           71,309               -
   Capitalization of internally developed software and other....................           (1,803)         (2,707)
                                                                                       --------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ...............................           42,108         (26,514)
                                                                                       --------------------------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities ................................          100,300          60,500
   Payments under revolving credit facilities ..................................         (192,500)        (60,500)
   Payments on long-term debt ..................................................             (229)        (11,214)
   Retirement of bonds..........................................................                -          (4,983)
   Net increase (decrease) in bank overdraft....................................           (3,539)          1,889
   Dividends paid on common stock...............................................           (3,977)              -
   Purchase of treasury stock ..................................................           (4,852)              -
   Other, net ..................................................................              483           1,765
                                                                                       --------------------------
NET CASH USED BY FINANCING ACTIVITIES...........................................         (104,314)        (12,543)
                                                                                       --------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................          (36,690)         (4,668)
   Cash and cash equivalents at beginning of period ............................           39,644          14,860
                                                                                       --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................       $    2,954      $   10,192
                                                                                       ==========================

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2003

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

On March 28, 2003, the International Brotherhood of Teamsters ("IBT") announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association ("MFCA") by its membership. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% - 3.4%. Approximately 78% of ABF Freight System, Inc. employees are covered by the agreement. Carrier members of the MFCA ratified the agreement on the same date.

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain reclassifications have been made to the prior year financial statements to conform to the current year's presentation.

During, 2003, the Company announced that its Board of Directors had declared a quarterly cash dividend of eight cents per share for its Common Stock on each of the following dates:

QUARTER                       DECLARATION DATE               TOTAL DIVIDENDS DECLARED
-------                       ----------------               ------------------------
First                         January 23, 2003                    $2.0 million
Second                        April 23, 2003                      $2.0 million
Third                         July 22, 2003                       $2.0 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

On January 23, 2003, the Board also approved the Company's repurchase from time to time, in the open market or in privately negotiated transactions, of up to a maximum of $25.0 million of the Company's Common Stock. The repurchases may be made either from the Company's cash reserves or from other available sources. During the second quarter of 2003, the Company made open market purchases of 100,000 shares of its Common Stock for a total purchase price of $2.5 million. Including the shares purchased in the first quarter of 2003, the Company has purchased 200,000 shares for $4.8 million during 2003. These Common shares were added to the Company's treasury stock.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations and Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. Neither FAS 143 nor FAS 146 had a material impact upon the Company's financial statements or related disclosures.

NOTE C - STOCK-BASED COMPENSATION

At June 30, 2003, the Company maintained three stock option plans: the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan, which provided for the granting of options to directors and designated employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001, and therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan, a broad-based plan that allows options to be granted to designated employees, provided 1.0 million shares of Common Stock for the granting of options. The 2002 Stock Option Plan allows for the granting of 1.0 million options, as well as two types of stock appreciation rights ("SARs") which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. During 2003, the Company granted 182,500 Employer SARs in conjunction with stock option grants of 182,500 shares to directors and key employees of the Company from the 2002 Stock Option Plan. As of June 30, 2003, the Company had not exercised any Employer SARs. Also during 2003, the Company granted 143,500 stock options to designated employees under the 2000 Non-Qualified Stock Option Plan. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20% of the shares or rights covered, thereby becoming exercisable at that time and with an additional 20% of the option shares or SARs becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options or SARs are granted for a term of 10 years.

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

The Company has elected to use the APB 25 intrinsic value method because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, requires the use of theoretical option valuation models, such as the Black-Scholes model, that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options is estimated at the date of grant, using a Black-Scholes option pricing model. For the stock option grants made in the first quarter of 2003, the assumptions used were as follows: risk-free interest rate of 2.7%; dividend yield of 1.2%; volatility factor of the expected market price of the Company's Common Stock of 56.2%; and an expected life of the option of 4 years. Subsequent to the issuance of the 2002 financial statements, the Company determined that an inappropriate weighted average life assumption was used in determining the fair value of options granted in 2002 and 2001. Additionally, a computational error was identified. As a result, the weighted average life has been revised from 9.5 years to 4 years, which reflects the Company's historical experience. The impact of the revisions on the Company's previously reported 2002 pro forma annual net income is a decrease of $0.01 per basic and diluted common share. The pro forma disclosures for the three and six months ended June 30, 2002 reflect the revised computations. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 and FAS 148 to stock-based employee compensation (in thousands except for earnings-per-share information):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30                   JUNE 30
                                                                2003         2002          2003         2002
                                                              ------------------------------------------------
                                                                    ($ thousands, except per share data)
Net income (loss) - as reported ...........................   $  15,190   $   6,494     $  14,456   $  (15,992)

Less total stock option expense determined under fair
  value-based methods for all awards, net of tax benefits..        (719)       (542)       (1,601)      (1,426)
                                                              ------------------------------------------------

Net income (loss) - pro forma .............................   $  14,471   $   5,952     $  12,855   $  (17,418)
                                                              ================================================

Net income (loss) per share - as reported (basic) .........   $    0.61   $    0.26     $    0.58   $    (0.65)
                                                              ================================================

Net income (loss) per share - as reported (diluted) .......   $    0.60   $    0.26     $    0.57   $    (0.63)
                                                              ================================================

Net income (loss) per share - pro forma (basic) ...........   $    0.58   $    0.24     $    0.52   $    (0.71)
                                                              ================================================

Net income (loss) per share - pro forma (diluted) .........   $    0.58   $    0.24     $    0.51   $    (0.70)
                                                              ================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE D - SALE OF 19% INTEREST IN WINGFOOT

On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") to Goodyear for a cash price of $71.3 million. The transaction was closed on April 28, 2003 and the Company recorded a pre-tax gain of $12.1 million ($8.4 million after tax, or $0.33 per diluted common share) during the second quarter of 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement No. 133, ("FAS 133") Accounting for Derivative Instruments and Hedging Activities. On February 23, 1998, the Company entered into an interest rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy has been to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.825% at both June 30, 2003 and December 31, 2002) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company had designated its benchmark variable 30-day LIBOR-based interest rate payments on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. As a result, the fair value of the swap, as estimated by Societe Generale, the counter party, was a liability of ($9.9) million at December 31, 2002 and was recorded on the Company's balance sheet through accumulated other comprehensive loss, net of taxes, rather than through the income statement.

As previously discussed, on March 19, 2003, the Company announced its intention to sell its 19% ownership interest in Wingfoot and use the proceeds to pay down Credit Agreement borrowings. As a result, the Company forecasted Credit Agreement borrowings to be below the $110.0 million level and reclassified the majority of the negative fair value of the swap on March 19, 2003 of $8.5 million (pre-tax), or $5.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement, during the first quarter of 2003. The transaction closed on April 28, 2003 and management used the proceeds received from Goodyear to pay down its Credit Agreement borrowings below the $110.0 million level. During the second quarter of 2003, the Company reclassified the remaining negative fair value of the swap of $0.4 million (pre-tax), or $0.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement. Changes in the fair value of the interest rate swap since March 19, 2003, have been accounted for in the Company's income statement. Future changes in the fair value of the interest rate swap will be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date.

The fair value of the interest rate swap, as estimated by Societe Generale at June 30, 2003, is a liability of $9.0 million and is recorded on the Company's balance sheet and represents the amount the Company would have had to pay if it had terminated the swap on June 30, 2003. Included in the income statement for the second quarter 2003 is the previously discussed $0.4 million (pre-tax) reclassification of the negative fair value from accumulated other comprehensive loss into the income statement and $0.4 million (pre-tax) of positive changes in the fair value of the interest rate swap occurring in the second quarter of 2003. Included in the income statement for the six months ended June 30, 2003 is the previously discussed $8.9 million (pre-tax) reclassification of negative fair value from accumulated other comprehensive loss into the income statement and $0.1 million in negative changes in the fair value of the interest rate swap, from March 19, 2003 to June 30, 2003.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE F - GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. Under the provisions of FAS 142, the Company's goodwill intangible asset is no longer amortized but reviewed annually for impairment. At June 30, 2003 and December 31, 2002, the Company's assets included goodwill of $63.9 and $63.8 million, respectively, related to ABF from a 1988 LBO transaction. The change in the amount of goodwill from December 31, 2002 to June 30, 2003 relates to foreign currency translation adjustments on the portion of the goodwill related to ABF Canadian operations.

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

The Company has received notices from the Environmental Protection Agency ("EPA") and others that it has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company's or its subsidiaries' involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $130,000 over the last 10 years primarily at seven sites), or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)-continued

As of June 30, 2003, the Company has accrued approximately $2.8 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2003          2002             2003          2002
                                                          -------------------------------------------------------------
                                                                   ($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NUMERATOR:
   Numerator for basic and diluted earnings per share -
     Income before cumulative effect of
       change in accounting principle ..................  $      15,190   $       6,494   $      14,456    $      7,943
     Cumulative effect of change in accounting
       principle, net of tax ...........................              -               -               -         (23,935)
-----------------------------------------------------------------------------------------------------------------------
     Net income (loss) available to
        common stockholders ............................  $      15,190   $       6,494   $      14,456    $    (15,992)
=======================================================================================================================
DENOMINATOR:
   Denominator for basic earnings
      per share - weighted-average shares ..............     24,796,726      24,760,978      24,866,803      24,673,329
   Effect of dilutive securities:
      Employee stock options ...........................        465,287         550,687         465,555         651,398
-----------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings
      per share - adjusted weighted-average
      shares and assumed conversions ...................     25,262,013      25,311,665      25,332,358      25,324,727
=======================================================================================================================
NET INCOME (LOSS) PER COMMON SHARE

BASIC:
   Income before cumulative effect of change
     in accounting principle............................  $        0.61   $        0.26   $        0.58    $       0.32
   Cumulative effect of change in accounting principle,
     net of tax ........................................              -               -               -           (0.97)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ............................  $        0.61   $        0.26   $        0.58    $      (0.65)
=======================================================================================================================

DILUTED:
   Income before cumulative effect of change
     in accounting principle............................  $        0.60   $        0.26   $        0.57    $       0.32
   Cumulative effect of change in accounting principle,
     net of tax ........................................              -               -               -           (0.95)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE ............................  $        0.60   $        0.26   $        0.57    $      (0.63)
=======================================================================================================================

CASH DIVIDENDS PAID PER COMMON SHARE ...................  $        0.08   $           -   $        0.16    $          -
=======================================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)-continued

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In April of 2003, the Financial Accounting Standards Board issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact upon the Company's current financial statements and related disclosures.

In May of 2003, the Financial Accounting Standards Board issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is not expected to have an impact upon the Company's current financial statements and related disclosures.

In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation should have no impact upon the Company's current financial statements and related disclosures.

NOTE J - OPERATING SEGMENT DATA

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

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company's management with respect to its reportable segments is before intercompany eliminations of revenues and expenses. Intercompany revenues and expenses are not significant.

Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical and are, therefore, not provided. The Company's foreign operations are not significant.

At December 31, 2002, identifiable assets included a $59.3 million investment in Wingfoot. As previously discussed in Note D, the Company sold its 19% ownership interest in Wingfoot to Goodyear during the second quarter of 2003.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)-continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses and operating income:

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2003          2002             2003           2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                    ($ THOUSANDS)
OPERATING REVENUES
   ABF Freight System, Inc. ...............................   $    337,153   $   308,060     $   661,370   $    596,701
   Clipper ................................................         32,974        30,366          61,466         56,235
   Other revenues and eliminations.........................          7,748         6,711          14,616         12,399
-----------------------------------------------------------------------------------------------------------------------
     Total consolidated operating revenues.................   $    377,875   $   345,137     $   737,452   $    665,335
=======================================================================================================================
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
   Salaries and wages......................................   $    224,287   $   208,893     $   442,230   $    408,424
   Supplies and expenses...................................         44,478        38,840          88,226         74,205
   Operating taxes and licenses............................         10,045         9,990          19,728         19,853
   Insurance...............................................          6,049         5,212          11,642         11,146
   Communications and utilities............................          3,658         3,295           7,469          6,738
   Depreciation and amortization...........................         10,215        10,307          20,672         20,746
   Rents and purchased transportation......................         22,681        18,437          43,829         36,165
   Other...................................................          1,085           736           1,703          1,597
   (Gain) loss on sale of equipment .......................             74          (158)            201           (224)
-----------------------------------------------------------------------------------------------------------------------
                                                                   322,572       295,552         635,700        578,650
-----------------------------------------------------------------------------------------------------------------------

CLIPPER
   Cost of services........................................         28,210        25,672          53,188         48,487
   Selling, administrative and general.....................          4,041         3,824           8,043          7,616
   (Gain) loss on sale of equipment .......................             (3)           59              (4)            64
-----------------------------------------------------------------------------------------------------------------------
                                                                    32,248        29,555          61,227         56,167
-----------------------------------------------------------------------------------------------------------------------

Other expenses and eliminations............................          9,515         6,773          17,131         12,443
-----------------------------------------------------------------------------------------------------------------------

   Total consolidated operating expenses and costs.........   $    364,335   $   331,880     $   714,058   $    647,260
=======================================================================================================================

OPERATING INCOME (LOSS)
ABF Freight System, Inc. ..................................   $     14,581   $    12,508     $    25,670   $     18,051
Clipper ...................................................            726           811             239             68
Other (loss) and eliminations..............................         (1,767)          (62)         (2,515)           (44)
-----------------------------------------------------------------------------------------------------------------------
   Total consolidated operating income.....................   $     13,540   $    13,257     $    23,394   $     18,075
=======================================================================================================================

TOTAL CONSOLIDATED OTHER
INCOME (EXPENSE)
   Net gains on sales of property and other................   $          6   $         -     $         6   $          -
   Gain on sale - Wingfoot.................................         12,060             -          12,060              -
   Fair value changes and payments on interest rate swap...         (1,245)            -         (10,281)             -
   Interest expense........................................           (566)       (2,006)         (2,506)        (4,054)
   Other, net..............................................           (192)         (207)           (304)          (512)
-----------------------------------------------------------------------------------------------------------------------
   Total consolidated other income (expense)                  $     10,063   $    (2,213)    $    (1,025)  $     (4,566)
=======================================================================================================================

TOTAL CONSOLIDATED INCOME
 BEFORE INCOME TAXES.......................................   $     23,603   $    11,044     $    22,369   $     13,509
=======================================================================================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

The following table provides the key assumptions the Company used for 2002 compared to those it is utilizing to estimate 2003 pension expense:

                                                                   YEAR ENDED DECEMBER 31
                                                                   2003               2002
                                                                   -----------------------
Discount rate .......................................               6.9%              6.9%
Expected return on plan assets ......................               7.9%              9.0%
Rate of compensation increase .......................               4.0%              4.0%

The assumptions used directly affect the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The declines in the stock market during 2000, 2001 and 2002 negatively impacted plan assets and created a plan actuarial loss. The Company reduced its expected return on plan assets in 2003 to reflect the historical returns on the investments the plan holds, which includes the investment returns experienced during 2002. The reduction in the expected return on plan assets, lower assets on which to earn a return and actuarial losses increase the Company's pension expense. A 1.0% decrease in the Company's expected return on plan assets, based upon pension plan assets at December 31, 2002, would increase pension expense by approximately $1.3 million. During the second quarter of 2003, the Company revised its 2003 pension expense estimate for non-union plans to be approximately $11.1 million. This compares to its previous pension expense estimate of $10.0 million for 2003 and to $5.3 million in actual pension expense recorded for 2002.

At December 31, 2002, the fair value of the Company's pension plan assets was $127.4 million, which exceeded plan accumulated benefit obligations by $6.8 million. At December 31, 2002, the Company's projected benefit obligations were $141.6 million, which exceeded the fair value of the pension plan assets by $14.2 million. During the second quarter of 2003, the Company made $15.0 million in tax-deductible contributions which improved the plans' funded status. At December 31, 2002, the plans' assets were invested 54.3% in equity securities and 45.7% in fixed income securities. At June 30, 2003, the plans' assets were invested 58.1% in equity securities and 41.9% in fixed income securities.

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

The Company is self-insured up to certain limits for workers' compensation and certain third-party casualty claims. For 2002, these limits were $1.0 million per claim for workers' compensation claims and $500,000 per claim for third-party casualty claims. For 2003, the Company increased its third-party casualty self-insurance exposure by increasing its retention to $1.0 million per claim. The Company's self-insured retention level for workers' compensation remained the same for 2003. Workers' compensation and property damage claims liabilities recorded in the financial statements totaled $51.4 million at June 30, 2003 and $49.1 million at December 31, 2002. The Company does not discount its claims liabilities. Under the Company's accounting policy for claims, management annually estimates the development of the claims based upon the Company's historical development factors over a number of years. The Company utilizes a third party to calculate the development factors and analyze historical trends. Actual payments may differ from management's estimates as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

a result of a number of factors. These factors include increases in medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company's accrued claims liabilities.

The Company's accounting policy for its 19% investment in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") was the equity method of accounting, similar to a partnership investment. Under the terms of the LLC operating agreement, the Company did not share in the profits or losses of Wingfoot during the term of the Company's "Put" option. Therefore, the Company's investment balance of $59.3 million at March 31, 2003 and December 31, 2002 did not change during the "Put" period. On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot to Goodyear for a cash price of $71.3 million. The transaction was closed on April 28, 2003. The Company recorded a pre-tax gain of $12.1 million ($8.4 million after tax, or $0.33 per diluted common share) during the second quarter of 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

The Company hedged its interest rate risk by entering into a fixed rate interest rate swap on $110.0 million of revolving Credit Agreement borrowings. The Company's accounting policy for derivative financial instruments is as prescribed by FAS 133. The fair value of the swap, as estimated by Societe Generale, was a liability of ($9.9) million at December 31, 2002 and was recorded on the Company's balance sheet through accumulated other comprehensive loss, net of taxes, rather than through the income statement. During the first quarter of 2003, management determined that it would use the proceeds received from the sale of Wingfoot to Goodyear to pay down its Credit Agreement borrowings. As a result, the Company forecasted Credit Agreement borrowings to be below the $110.0 million level and reclassified the majority of the negative fair value of the swap of $8.5 million (pre-tax), or $5.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement, during the first quarter of 2003. As previously discussed, the transaction closed on April 28, 2003 and Management used the proceeds received from Goodyear to pay down its Credit Agreement borrowings below the $110.0 million level. During the second quarter of 2003, the Company reclassified the remaining negative fair value of the swap of $0.4 million (pre-tax), or $0.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement. Changes in the fair value of the interest rate swap since March 19, 2003, have been accounted for in the Company's income statement. Future changes in the fair value of the interest rate swap will be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date. The fair value of the interest rate swap, as estimated by Societe Generale at June 30, 2003, is a liability of $9.0 million and is recorded on the Company's balance sheet and represents the amount the Company would have had to pay if it had terminated the swap on June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In April of 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact upon the Company's current financial statements and related disclosures.

In May of 2003, the Financial Accounting Standards Board issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is not expected to have an impact upon the Company's current financial statements and related disclosures.

In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation should have no impact upon the Company's current financial statements and related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30 2003, cash provided from operations of $25.5 million, proceeds from the sale of Wingfoot of $71.3 million, proceeds from asset sales of $1.3 million and available cash were used to purchase revenue equipment and other property and equipment totaling $28.7 million, pay dividends on Common Stock of $4.0 million, purchase 200,000 shares of the Company's Common Stock for $4.8 million and reduce outstanding debt by $92.4 million. During the six months ended June 30, 2002, cash provided by operations of $34.4 million, proceeds from asset sales of $2.8 million, borrowings of $2.6 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $29.3 million, retire the remaining $5.0 million in face value of the Company's WorldWay 6 1/4% Convertible Subordinated Debentures and pay $11.2 million in outstanding debt obligations. Revenue equipment includes tractors and trailers used primarily in the Company's motor carrier transportation operations.

On May 15, 2002, the Company entered into a three-year $225.0 million Credit Agreement ("Credit Agreement") with Wells Fargo Bank Texas, National Association, as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The Credit Agreement replaced the Company's five-year $250.0 million credit agreement dated as of June 12, 1998 with Wells Fargo Bank Texas, National Association, as Administrative Agent and with Bank of America National Trust and Savings Association and Wells Fargo Bank Texas, National Association, as Co-Documentation Agents, which was terminated on May 15, 2002. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $100.0 million sublimit for letters of credit) and extends into 2005. The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At June 30, 2003, there were $17.8 million of Revolver Advances and approximately $65.8 million of letters of credit outstanding. At June 30, 2003, the Company had approximately $141.4 million of borrowings available under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions and dispositions of assets and require the Company to meet certain quarterly financial ratio tests. As of June 30, 2003, the Company was in compliance with the covenants.

The Company's Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company's senior debt rating agency ratings. A change in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

the Company's senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company's senior debt ratings fall below investment grade, the Company's Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. On May 28, 2003, S&P upgraded its corporate credit rating on the Company to BBB+ from BBB, stating that the upgrade was driven by "...the company's strong operating results and decreasing debt levels, which support solid credit measures, despite the continued weak economic environment." The Company is currently rated BBB+ by Standard & Poor's Rating Service and Baa3 by Moody's Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of its debt.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap was to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.825% at both June 30, 2003 and December 31, 2002. The fair value of the Company's interest rate swap was ($9.0) million at June 30, 2003 and ($9.9) million at December 31, 2002. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company's balance sheet in accordance with FAS 133, at June 30, 2003 and December 31, 2002.

The Company's primary subsidiary, ABF, maintains ownership of most all of its larger terminals or distribution centers. Both ABF and Clipper lease certain terminal facilities. At June 30, 2003, the Company has future minimum rental commitments, net of noncancellable subleases, totaling $40.3 million for terminal facilities and $2.2 million primarily for other equipment.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

                                                                  PAYMENTS DUE BY PERIOD
                                         ------------------------------------------------------------------------------
                                                                       ($ thousands)
                                                             LESS THAN           1-3               4-5          AFTER
CONTRACTUAL OBLIGATIONS                      TOTAL            1 YEAR            YEARS             YEARS        5 YEARS
                                         ------------------------------------------------------------------------------
Long-term debt                           $    19,446      $      141       $   18,111         $      351     $      843
Capital lease obligations                        604             203              374                 27              -
Minimum rental commitments under
  operating leases, net of subleases          42,456          10,383           16,009             10,646          5,418
Unconditional purchase obligations                 -               -                -                  -              -
Other long-term debt obligations                   -               -                -                  -              -
-----------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations       $    62,506      $   10,727       $   34,494         $   11,024     $    6,261
=======================================================================================================================

The Company has guaranteed approximately $0.4 million that relates to a debt owed by The Complete Logistics Company ("CLC"), to the former owner of a company CLC acquired in 1995. CLC was a wholly owned subsidiary of the Company until 1997, when CLC was sold. The Company's exposure to this guarantee declines by approximately $60,000 per year.

In 2003, the Company forecasts total spending of approximately $72.0 million for capital expenditures, net of proceeds from equipment and real estate sales. Of the $72.0 million, ABF is budgeted for approximately $60.0 million, primarily for revenue equipment, and Clipper is budgeted for approximately $5.0 million, primarily for revenue equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

The Company's non-union pension plan assets have been adversely impacted by stock market declines in recent past years. In addition, non-union pension plan obligations have been adversely impacted by declining interest rates, which increases the present value of the plan obligations. During the second quarter of 2003, the Company made $15.0 million in tax-deductible contributions to its non-union pension plans.

The Company has two principal sources of available liquidity, which are its operating cash and the $141.4 million it has available under its revolving Credit Agreement at June 30, 2003. The Company has generated between $60.0 million and $130.0 million of operating cash annually for the years 2000 through 2002. The Company expects cash from operations and its available revolver to continue to be principal sources of cash to finance its annual debt maturities, lease commitments, letter of credit commitments, pension contributions, fund its 2003 capital expenditures, and to fund quarterly dividends and stock repurchases.

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2003 or 2002. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with officers or directors of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

OPERATING SEGMENT DATA

The following table sets forth, for the periods indicated, a summary of the Company's operating expenses by segment as a percentage of revenue for the applicable segment.

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30                        JUNE 30
                                                                  2003          2002             2003           2002
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages ..................................          66.5%         67.8%            66.9%         68.4%
   Supplies and expenses ...............................          13.2          12.6             13.3          12.4
   Operating taxes and licenses ........................           3.0           3.2              3.0           3.3
   Insurance ...........................................           1.8           1.7              1.8           1.9
   Communications and utilities ........................           1.1           1.1              1.1           1.1
   Depreciation and amortization .......................           3.0           3.3              3.1           3.5
   Rents and purchased transportation...................           6.7           6.0              6.6           6.1
   Other ...............................................           0.4           0.3              0.3           0.3
   (Gain) on sale of equipment..........................             -          (0.1)               -             -
-------------------------------------------------------------------------------------------------------------------
                                                                  95.7%         95.9%            96.1%         97.0%
-------------------------------------------------------------------------------------------------------------------
CLIPPER
   Cost of services.....................................          85.6%         84.5%            86.5%         86.2%
   Selling, administrative and general .................          12.2          12.6             13.1          13.6
   Loss on sale of equipment............................             -           0.2                -           0.1
-------------------------------------------------------------------------------------------------------------------
                                                                  97.8%         97.3%            99.6%         99.9%
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME

ABF Freight System, Inc. ...............................           4.3%          4.1%             3.9%          3.0%
Clipper ................................................           2.2           2.7              0.4           0.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

Consolidated revenues for the three and six months ended June 30, 2003 were $377.9 million and $737.5 million compared to $345.1 million and $665.3 million for the same periods in 2002, due to increases in revenues for ABF and Clipper. Operating income increased to $13.5 million and $23.4 million for the three and six months ended June 30, 2003 from $13.3 million and $18.1 million during the same periods in 2002, primarily as a result of improved operating income at ABF.

Income before the cumulative effect of change in accounting principle for the three and six months ended June 30, 2003 was $15.2 million and $14.5 million, respectively, or $0.60 and $0.57 per diluted common share, compared to $6.5 million and $7.9 million, respectively, or $0.26 and $0.32 per diluted common share, for the same periods in 2002. The increase in income before the cumulative effect of change in accounting principle reflects primarily a $12.1 million (or $0.33 per diluted common share) gain on the sale of Wingfoot (see Note D), an increase in operating income and lower interest expense from lower average debt levels. This increase is offset in part by pre-tax charges of $1.2 million and $10.3 million for the three and six months ended June 30, 2003, related to fair value changes and payments on the Company's interest rate swap. During the first quarter of 2002, the Company recognized a non-cash impairment loss on its Clipper goodwill of $23.9 million, net of taxes, or ($0.95) per diluted common share, as the cumulative effect of a change in accounting principle as required by FAS 142 (see Note F).

The Company's net income for the three and six months ended June 30, 2003 was $15.2 million and $14.5 million respectively, or $0.60 and $0.57 per diluted common share, compared to net income (loss), including the impact of the accounting change, of $6.5 million and ($16.0) million, respectively, or $0.26 and ($0.63) per diluted common share, for the same periods in 2002.

Reliance Insurance Company ("Reliance") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of June 30, 2003, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.4 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $3.3 million of the $5.4 million, which leaves the Company with a net exposure amount of $2.1 million. At June 30, 2003, the Company had $1.6 million of liability recorded in its financial statements for its estimated exposure to Reliance. The Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments; however, the process could take several years.

Kemper Insurance Companies ("Kemper") insured the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 2000 through 2001. In March 2003, Kemper announced that it was discontinuing its business of providing future insurance coverage. Lumbermens Mutual Casualty Company, the Kemper company which insured the Company's excess claims, received a going concern opinion on its 2002 statutory financial statements. The Company has not received any communications from Kemper regarding any changes in the handling of the Company's existing excess insurance coverage with Kemper. The Company is uncertain as to the future impact this will have on its coverage with Kemper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

ABF FREIGHT SYSTEM, INC.

Effective July 14, 2003 and August 1, 2002, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.9% and 5.8%, respectively, although the amounts can vary by lane and shipment characteristic.

Revenues for the three and six months ended June 30, 2003 were $337.2 million and $661.4 million compared to $308.1 million and $596.7 million during the same periods in 2002, representing per-day increases of 9.4% and 10.8%, respectively. ABF generated operating income of $14.6 million and $25.7 million for the three and six months ended June 30, 2003 compared to $12.5 million and $18.1 million during the same periods in 2002.

ABF's increase in revenue is due to an increase in LTL tonnage, revenue per hundredweight and fuel surcharges. ABF's LTL tonnage increased 2.0% and 2.4% during the three and six months ended June 30, 2003 compared to the same periods in 2002. ABF's business levels during the first six months of 2003 were positively impacted by the Consolidated Freightways ("CF") closure.

ABF's LTL billed revenue per hundredweight, excluding fuel surcharges, increased 6.1% and 6.2% to $22.71 and $22.63 for the three and six months ended June 30, 2003 compared to $21.41 and $21.30 for the same periods in 2002. Approximately one-half of these increases were the result of changes in the profile of freight handled. ABF's average LTL length of haul increased, its LTL rated commodity class increased and its LTL weight per shipment declined for the three and six months ended June 30, 2003. Each of these changes in profile impacted LTL billed revenue per hundredweight positively.

ABF charges a fuel surcharge, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three and six months ended June 30, 2003 averaged 3.2% and 3.8% of revenue. The fuel surcharge in effect during the three and six months ended June 30, 2002 averaged 1.9% and 1.4% of revenue.

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

As discussed in Note A, in March 2003, the IBT announced the ratification of its National Master Freight Agreement with the MFCA by its membership. The agreement provides for annual contractual wage and benefit increases of approximately 3.2%
- 3.4% on April 1, 2003. The previous agreement included contractual base wage and pension cost increases of 1.8% and 4.9%, respectively, on April 1, 2002 and an August 1, 2002 increase of 12.9% for health and welfare costs.

ABF's operating ratio was 95.7% and 96.1% for the three and six months ended June 30, 2003 compared to 95.9% and 97.0% for the same periods in 2002, reflecting revenue increases as a result of improved tonnage levels, increases in fuel surcharges and revenue yields, as well as changes in certain other operating expense categories as follows:

Salaries and wages expense for the three and six months ended June 30, 2003 decreased 1.3% and 1.5% as a percent of revenue compared to the same periods in 2002. The decrease results primarily from revenue yield

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

improvements and the fact that a portion of salaries and wages are fixed in nature and decrease as a percent of revenue with increases in revenue levels. These decreases were offset in part by the annual general IBT contractual increases discussed above. ABF's non-union pension expense also increased by approximately $1.5 million and $2.4 million during the three and six months ended June 30, 2003. In addition, workers' compensation costs increased as a percent of revenue for the six months ended June 30, 2003, due primarily to first quarter 2003 deterioration in claims experience, resulting from more increases on existing claims and greater severity of two new claims.

Supplies and expenses increased 0.6% and 0.9% as a percent of revenue for the three and six months ended June 30, 2003 compared to the same periods in 2002, due primarily to an increase in fuel costs, excluding taxes, which on an average price-per-gallon basis increased to $0.93 and $1.00 for the three and six months ended June 30, 2003 from $0.77 and $0.71 for the same periods in 2002.

Depreciation and amortization decreased 0.3% and 0.4% as a percent of revenue for the three and six months ended June 30, 2003 compared to the same periods in 2002, due primarily to revenue yield improvements and the fact that a portion of these costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels, as previously discussed.

Rents and purchased transportation increased 0.7% and 0.5% as a percent of revenue for the three and six months ended June 30, 2003, compared to the same periods in 2002, due primarily to an increase in rail utilization to 15.3% and 14.9% of total miles for the three and six months ended June 30, 2003, compared to 13.4% and 13.2% during the same periods in 2002. During the three and six months ended June 30, 2003, rail miles have increased due to tonnage growth in rail lanes. Rail miles for the six months ended June 30, 2003 have also increased due to the higher use of the railroads to facilitate freight movement as a result of backlogs caused by the first quarter 2003 adverse weather closures of distribution centers and relay points in ABF's network.

As previously mentioned, ABF's general rate increase on July 14, 2003 was put in place to cover known and expected cost increases for the next twelve months. Typically, the increase was 5.9%, although the amount can vary by lane and shipment characteristic. ABF's ability to retain this rate increase is dependent on the pricing environment. ABF could be impacted by fluctuating fuel prices in the future. ABF has experienced an increase in fuel prices in the first six months of 2003 as compared to the same period in 2002. ABF's fuel surcharges on revenue are intended to offset any fuel cost increases. ABF's total insurance costs are dependent on the insurance markets which have been adversely impacted by the events of September 11 and a declining stock market. The Company anticipated ABF's workers' compensation and third-party casualty premiums and claims for 2003 to be consistent with 2002, assuming similar claims experience and considering cost differences that occur because of changes in business levels. However, in the first quarter of 2003, ABF experienced a deterioration in workers' compensation claims experience which resulted in additional costs of $2.5 million over the same period in 2002. In the second quarter of 2003, the Company's workers' compensation expense was consistent with the same period in 2002. As previously discussed, the Company increased its third-party casualty claims self-insurance retention layer for 2003. The Company anticipates ABF's non-union pension expense will increase in 2003 to approximately $9.6 million from $4.8 million in 2002, reflecting a declining stock market and long-term interest rates. As previously discussed, ABF's results of operations in 2003 have been and will continue to be impacted by the wage and benefit increases associated with the new labor agreement with the IBT, which was effective as of April 1, 2003.

On July 8, 2003, Yellow Corporation announced that it had entered into a definitive agreement to acquire Roadway Corporation. Yellow Corporation and Roadway Corporation are ABF's primary competitors. Management of the Company expects that the combining of these two companies could, over time, result in opportunities for additional business for ABF and improved pricing due to eventual reductions in industry

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

capacity, although there is no certainty that the impact on the Company will be favorable. Management of the Company continues to be uncertain about trends in the U.S. economy and how they will impact business levels in the remaining quarters of 2003.

CLIPPER

Effective August 1, 2003 and July 29, 2002, Clipper implemented general rate increases of 5.9% in both years, for LTL shipments. Revenues for the three and six months ended June 30, 2003 increased to $33.0 million and $61.5 million from $30.4 million and $56.2 million during the same periods in 2002, representing per-day increases of 8.6% and 9.3%, respectively.

LTL revenue per hundredweight, excluding fuel surcharge, increased 1.4% and 3.2% to $18.02 and $17.98 for the three and six months ended June 30, 2003, compared to $17.77 and $17.42 for the same periods in 2002. LTL hundredweight declined 1.1% and 0.9% when the three and six months ended June 30, 2003 are compared to the same periods in 2002. Intermodal shipments increased 29.9% and 19.5% and revenue per shipment decreased 3.4% and 1.0% for the three and six months ended June 30, 2003, compared to the same periods in 2002. Revenue per shipment for Clipper Controlled Logistics, Clipper's temperature-controlled division, increased 6.3% and 8.8% and shipments decreased 2.9% and 0.4% for the three and six months ended June 30, 2003, compared to the same periods in 2002.

Clipper's operating ratio increased to 97.8% for the second quarter of 2003, from 97.3% during the second quarter in 2002, resulting primarily from lower LTL hundredweight levels and a change in the overall mix of Clipper's business. Clipper experienced an increase in intermodal shipments and a decrease in its temperature-controlled produce shipments. Clipper's intermodal business typically has lower gross margins, as a percent of revenue, than its produce business. For the six months ended June 30, 2003, Clipper's operating ratio improved to 99.6% from 99.9% during the same period in 2002, due primarily to a reduction in bad debt expense, reflecting Clipper's improved accounts receivable aging.

Clipper is continuing to solicit additional shipments in its traditional metro-to-metro lanes. These shipments will provide a better match with Clipper's core operations and have historically been more profitable.

INCOME TAXES

The difference between the effective tax rate for the three and six months ended June 30, 2003 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

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

PREPAID EXPENSES

Prepaid expenses increased $5.0 million from December 31, 2002 to June 30, 2003, due primarily to the prepayment of 2003 annual insurance premiums for the Company, which are typically paid in the first quarter of each year.

INVESTMENT IN WINGFOOT

On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot to Goodyear for a cash price of $71.3 million. The Company closed the transaction and received the proceeds from Goodyear on April 28, 2003. The Company recorded a pre-tax gain of $12.1 million ($8.4 million after tax, or $0.33 per diluted common share) during the second quarter of 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

PREPAID PENSION COSTS

Prepaid pension costs increased $9.4 million from December 31, 2002 to June 30, 2003, due primarily to $15.0 million in contributions made to its non-union pension plan during the second quarter of 2003, offset in part by pension expense of $5.6 million recorded during the first six months of 2003.

OTHER ASSETS

Other assets increased $8.1 million from December 31, 2002 to June 30, 2003, due primarily to participant deferrals and related Company deposits into the Company's Voluntary Savings Plan or related trusts.

ACCOUNTS PAYABLE

Accounts payable increased $9.6 million from December 31, 2002 to June 30, 2003, due primarily to the accrual of $10.0 million at June 30, 2003 for the purchase of revenue equipment.

STOCKHOLDERS' EQUITY

During the first quarter of 2003, management determined that it would use the proceeds received from the sale of Wingfoot to Goodyear, as previously discussed, to pay down its Credit Agreement borrowings. As a result, the Company forecasted Credit Agreement borrowings to be below $110.0 million. As a result, the Company reclassified $8.9 million (pre-tax), or $5.4 million net of taxes, relating to its interest rate swap, from accumulated other comprehensive loss into earnings on the income statement during the first and second quarters of 2003.

SEASONALITY

ABF is affected by seasonal fluctuations, which impact the tonnage it will transport. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper's operations are similar to operations at ABF, with revenues usually being weaker in the first quarter and stronger during the months of June through October.

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap was to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.825% at both June 30, 2003 and December 31, 2002). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note E). Details regarding the swap, as of June 30, 2003, are as follows:

   NOTIONAL                                 RATE                             RATE                      FAIR
    AMOUNT            MATURITY              PAID                           RECEIVED                 VALUE(2)(3)
    -------           --------              ----                           --------                ------------
$110.0 million     April 1, 2005    5.845% Plus Credit Agreement        LIBOR rate (1)             ($9.0) million
                                    Margin (0.825%)                     Plus Credit Agreement
                                                                        Margin (0.825%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at June 30, 2003 to terminate the agreement.

(3) The swap value changed from ($9.9) million at December 31, 2002. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

OTHER MARKET RISKS

Since December 31, 2002, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART II.
                                OTHER INFORMATION
                            ARKANSAS BEST CORPORATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company is named as a defendant in legal actions, the majority of which arise out of the normal course of its business. The Company maintains liability insurance in excess of self-retention levels for certain risks arising out of the normal course of its business. The Company has accruals for certain legal and environmental exposures. The Company is not a party to any pending legal proceeding which the Company's management believes to be material to the financial condition, cash flows or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on April 23, 2003. The first proposal considered at the Annual Meeting was to elect John H. Morris to serve as a director of the Company. The results of this proposal were as follows:

  Directors                         Votes For                     Votes Withheld
John H. Morris                      21,772,351                        86,277

The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2003. This proposal received 21,699,541 votes for adoption, 154,572 against adoption, 4,515 abstentions and no broker non-votes.

ITEM 5.  OTHER INFORMATION.
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

31.1     Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32       Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      REPORTS ON FORM 8-K.

                  The Company filed Form 8-K dated April 1, 2003, for Item No. 5
                  - Other Events. The filing announced that the International Brotherhood of Teamsters announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association ("MFCA") by its membership. Carrier members of the MFCA ratified the agreement on the same date.

                  The Company filed Form 8-K dated April 4, 2003, for Item No. 5
                  - Other Events. The filing announced that the Company had entered into an Amendment to its First Amended and Restated Rights Agreement between the Company and LaSalle Bank National Association, as the Rights Agent.

                  The Company filed Form 8-K dated April 21, 2003, for Item No. 9 - Information being provided under Item 12. The information furnished announced the Company's first quarter 2003 earnings.

                  The Company filed Form 8-K dated April 24, 2003, for Item No. 5 - Other Events. The filing announced the Company's quarterly cash dividend.

                  The Company filed Form 8-K dated June 6, 2003, for Item No. 9
                  - Fair Disclosure. The information furnished announced the Company's second quarter 2003 business trends.

                  The Company filed Form 8-K dated June 20, 2003, for Item No. 5
                  - Other Events and Regulation FD Disclosure. The information furnished announced that ABF would revise its general rates and charges on July 14, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ARKANSAS BEST CORPORATION
                                     (Registrant)

Date: August 6, 2003          /s/ David E. Loeffler
                              -------------------------------------------------
                              David E. Loeffler
                              Vice President-Treasurer, Chief Financial Officer
                              and Principal Accounting Officer