Form 10-Q
period 2003-09-30
ARKANSAS BEST CORP /DE/
filed 2003-10-31
CIK 894405

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended September 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from           to
                                     ---------    ---------
        Commission file number 0-19969

                            ARKANSAS BEST CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                             6711                    71-0673405
-------------------------------     -----------------------------   --------------------
(State or other jurisdiction of     (Primary Standard Industrial    (I.R.S. Employer
incorporation or organization)      Classification Code No.)        Identification No.)

                             3801 Old Greenwood Road
                           Fort Smith, Arkansas 72903
                                 (479) 785-6000
     ---------------------------------------------------------------------
          (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                                 Not Applicable
        ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at September 30, 2003
------------------------------       -------------------------------------------
Common Stock, $.01 par value                      24,811,359 shares

                            ARKANSAS BEST CORPORATION

                                      INDEX

                                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Consolidated Balance Sheets -
                      September 30, 2003 and December 31, 2002................................................        3

                    Consolidated Statements of Income -
                      For the Three and Nine Months Ended September 30, 2003 and 2002.........................        5

                    Consolidated Statements of Stockholders' Equity
                      For the Nine Months Ended September 30, 2003............................................        6

                    Consolidated Statements of Cash Flows -
                      For the Nine Months Ended September 30, 2003 and 2002...................................        7

                    Notes to Consolidated Financial Statements - September 30, 2003...........................        8

     Item 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................................................       16

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk................................       30

     Item 4.        Controls and Procedures...................................................................       31

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings.........................................................................       32

     Item 2.        Changes in Securities.....................................................................       32

     Item 3.        Defaults Upon Senior Securities...........................................................       32

     Item 4.        Submission of Matters to a Vote of Security Holders.......................................       32

     Item 5.        Other Information.........................................................................       32

     Item 6.        Exhibits and Reports on Form 8-K..........................................................       32

SIGNATURES               .....................................................................................       33

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30         DECEMBER 31
                                                                                        2003                2002
                                                                                    ------------         -----------
                                                                                     (UNAUDITED)             NOTE
                                                                                               ($ THOUSANDS)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents....................................................    $      2,988         $    39,644
   Accounts receivable, less allowances (2003 - $3,264; 2002 - $2,942)..........         140,845             130,769
   Prepaid expenses.............................................................          11,454               7,787
   Deferred income taxes........................................................          26,798              26,443
   Federal and state income taxes prepaid.......................................             612                   -
   Other........................................................................           3,119               3,729
                                                                                    ------------         -----------
      TOTAL CURRENT ASSETS                                                               185,816             208,372

PROPERTY, PLANT AND EQUIPMENT
   Land and structures..........................................................         223,135             223,107
   Revenue equipment............................................................         371,319             343,100
   Service, office and other equipment..........................................         106,656              91,054
   Leasehold improvements.......................................................          12,977              12,983
                                                                                    ------------         -----------
                                                                                         714,087             670,244
   Less allowances for depreciation and amortization............................         350,475             330,841
                                                                                    ------------         -----------
                                                                                         363,612             339,403

INVESTMENT IN WINGFOOT..........................................................               -              59,341

PREPAID PENSION COSTS...........................................................          35,669              29,017

OTHER ASSETS....................................................................          65,597              53,225

ASSETS HELD FOR SALE............................................................           5,641               3,203

GOODWILL, less accumulated amortization (2003 and 2002 - $32,037)...............          63,861              63,811
                                                                                    ------------         -----------

                                                                                    $    720,196         $   756,372
                                                                                    ============         ===========

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                    SEPTEMBER 30         DECEMBER 31
                                                                                        2003                2002
                                                                                    ------------         -----------
                                                                                     (UNAUDITED)            NOTE
                                                                                                ($ THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdraft and drafts payable............................................    $     10,588         $     7,808
   Accounts payable.............................................................          70,279              58,442
   Federal and state income taxes...............................................               -               5,442
   Accrued expenses.............................................................         130,253             123,294
   Current portion of long-term debt............................................             340                 328
                                                                                    ------------         -----------
      TOTAL CURRENT LIABILITIES.................................................         211,460             195,314

LONG-TERM DEBT, less current portion............................................          19,561             112,151

FAIR VALUE OF INTEREST RATE SWAP................................................           7,743               9,853

OTHER LIABILITIES...............................................................          65,391              59,938

DEFERRED INCOME TAXES...........................................................          32,605              23,656

FUTURE MINIMUM RENTAL COMMITMENTS, NET
  (as of September 30, 2003 - $50,142)..........................................               -                   -

OTHER COMMITMENTS AND CONTINGENCIES.............................................               -                   -

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value, authorized 70,000,000 shares;
      issued 2003: 25,071,141; 2002: 24,972,086 shares..........................             251                 250
   Additional paid-in capital...................................................         212,839             211,567
   Retained earnings............................................................         179,929             154,455
   Treasury stock, at cost, 2003: 259,782 shares; 2002: 59,782 shares...........          (5,807)               (955)
   Accumulated other comprehensive loss.........................................          (3,776)             (9,857)
                                                                                    ------------         -----------
      TOTAL STOCKHOLDERS' EQUITY................................................         383,436             355,460
                                                                                    ------------         -----------

                                                                                    $    720,196         $   756,372
                                                                                    ============         ===========

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                                  -------------------------     -------------------------
                                                                      2003          2002           2003           2002
                                                                  -----------    ----------     ----------    -----------
                                                                        ($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
OPERATING REVENUES                                                $   402,878    $  375,397     $1,140,330    $ 1,040,732

OPERATING EXPENSES AND COSTS                                          374,233       351,450      1,088,291        998,710
                                                                  -----------    ----------     ----------    -----------
OPERATING INCOME...............................................        28,645        23,947         52,039         42,022

OTHER INCOME (EXPENSE)
   Net gains (losses) on sales of property and other...........          (217)        3,721           (211)         3,721
   Gain on sale - Wingfoot.....................................             -             -         12,060              -
   IRS interest settlement(1)..................................             -         5,221              -          5,221
   Fair value changes and payments on interest rate swap(2)....           (51)            -        (10,333)             -
   Interest expense............................................          (434)       (2,053)        (2,941)        (6,108)
   Other, net..................................................           613           332            311           (178)
                                                                  -----------    ----------     ----------    -----------
                                                                          (89)        7,221         (1,114)         2,656
                                                                  -----------    ----------     ----------    -----------

INCOME BEFORE INCOME TAXES.....................................        28,556        31,168         50,925         44,678

FEDERAL AND STATE INCOME TAXES
   Current.....................................................         8,034        12,811         11,895         10,828
   Deferred....................................................         3,546            10          7,598          7,560
                                                                  -----------    ----------     ----------    -----------
                                                                       11,580        12,821         19,493         18,388
                                                                  -----------    ----------     ----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE..............................        16,976        18,347         31,432         26,290
                                                                  -----------    ----------     ----------    -----------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFITS OF $13,580(3)................             -             -              -        (23,935)
                                                                  -----------    ----------     ----------    -----------

NET INCOME.....................................................   $    16,976    $   18,347     $   31,432    $     2,355
                                                                  ===========    ==========     ==========    ===========
NET INCOME (LOSS) PER COMMON SHARE
BASIC:
  Income before cumulative effect of change in accounting
    principle                                                     $     0.68     $     0.74     $     1.26    $      1.07
  Cumulative effect of change in accounting principle, net of tax           -             -              -          (0.97)
                                                                  -----------    ----------     ----------    -----------
NET INCOME PER SHARE...........................................   $      0.68    $     0.74     $     1.26    $      0.10
                                                                  -----------    ----------     ----------    -----------

AVERAGE COMMON SHARES
   OUTSTANDING (BASIC):........................................    24,787,831    24,783,674     24,861,966     24,710,743
                                                                  ===========    ==========     ==========    ===========

DILUTED:
  Income before cumulative effect of change in accounting
    principle                                                     $      0.67    $     0.73     $     1.24    $      1.04

  Cumulative effect of change in accounting principle, net of tax           -             -              -          (0.95)
                                                                  -----------    ----------     ----------    -----------
NET INCOME PER SHARE...........................................   $      0.67    $     0.73     $     1.24    $      0.09
                                                                  -----------    ----------     ----------    -----------

AVERAGE COMMON SHARES
   OUTSTANDING (DILUTED).......................................    25,287,271    25,296,694     25,339,629     25,312,753
                                                                  ===========    ==========     ==========    ===========

CASH DIVIDENDS PAID PER COMMON SHARE...........................   $      0.08    $        -     $     0.24    $        -
                                                                  ===========    ==========     ==========    ===========

(1) In the third quarter of 2002, the Company recognized other income of $3.1 million, net of taxes, due to a favorable settlement with the Internal Revenue Service.

(2) The nine months ended September 30, 2003 includes a pre-tax non-cash charge of $8.9 million, due to no longer forecasting interest payments on $110.0 million of borrowings.

(3) In the first quarter of 2002, the Company recognized a non-cash impairment loss of $23.9 million, net of taxes, due to the write-off of Clipper goodwill.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                           ACCUMULATED
                                                       COMMON STOCK    ADDITIONAL                             OTHER
                                                     ----------------    PAID-IN    RETAINED    TREASURY  COMPREHENSIVE    TOTAL
                                                     SHARES   AMOUNT     CAPITAL    EARNINGS      STOCK       LOSS(c)      EQUITY
                                                     -------------------------------------------------------------------------------
                                                                                 ($ AND SHARES THOUSANDS)
BALANCES AT JANUARY 1, 2003                          24,972   $  250   $ 211,567   $  154,455  $   (955)   $   (9,857)    $ 355,460

Net income........................................        -        -           -       31,432         -             -        31,432
Interest rate swap, net of taxes of $3,833(a).....        -        -           -            -         -         6,020         6,020
Change in foreign currency translation,
  net of taxes of $39(b)..........................        -        -           -            -         -            61            61
                                                                                                                          ---------
    Comprehensive income(d).......................        -        -           -            -         -             -        37,513
                                                                                                                          ---------
Issuance of common stock..........................       99        1       1,272            -         -             -         1,273
Purchase of treasury stock........................        -        -           -            -    (4,852)            -        (4,852)
Dividends paid on common stock....................        -        -           -       (5,958)        -             -        (5,958)
                                                     ------   ------   ---------   ----------  --------    ----------     ---------

BALANCES AT SEPTEMBER 30, 2003                       25,071   $  251   $ 212,839   $  179,929  $ (5,807)   $   (3,776)    $ 383,436
                                                     ======   ======   =========   ==========  ========    ==========     =========

(a) The accumulated loss from the fair value of the interest rate swap in accumulated other comprehensive loss was $6.0 million, net of tax benefits of $3.8 million at December 31, 2002. As of March 31, 2003, the Company no longer forecasted borrowings and interest payments on the full notional amount of the swap. During May 2003, interest payments on borrowings hedged with the swap were reduced to zero. As a result, the Company transferred the entire fair value of the interest rate swap from accumulated other comprehensive loss into earnings during the first and second quarters of 2003. Until the swap terminates on April 1, 2005, changes in the fair value of the interest rate swap are accounted for through the income statement.

(b) The accumulated loss from the foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of taxes of $0.2 million at December 31, 2002 and $0.2 million, net of taxes of $0.2 million at September 30, 2003.

(c) The minimum pension liability, related to supplemental pension benefits, included in accumulated other comprehensive loss is $3.5 million, net of taxes of $2.2 million at both December 31, 2002 and September 30, 2003.

(d) Total comprehensive income for the three months ended September 30, 2003 was $16.9 million. Total comprehensive income for the three months ended September 30, 2002 was $16.3 million. Total comprehensive loss for the nine months ended September 30, 2002 was $0.4 million, which included the cumulative effect of an accounting change of $23.9 million, resulting from the write-off of Clipper goodwill.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                        2003                2002
                                                                                  ------------------------------------
                                                                                              ($ THOUSANDS)
OPERATING ACTIVITIES
   Net income...................................................................  $        31,432      $         2,355
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Change in accounting principle, net of tax................................                -               23,935
      Depreciation and amortization.............................................           37,483               36,972
      Other amortization........................................................              259                  189
      Provision for losses on accounts receivable...............................            1,057                1,189
      Provision for deferred income taxes.......................................            7,598                7,560
      Fair value of interest rate swap..........................................            7,743                    -
      (Gain) loss on sales of assets and other..................................              183               (3,664)
      Gain on sale of Wingfoot..................................................          (12,060)                   -
      Changes in operating assets and liabilities:
         Receivables............................................................          (11,106)             (26,418)
         Prepaid expenses.......................................................           (3,668)              (4,308)
         Other assets...........................................................          (19,280)              (2,254)
         Accounts payable, bank drafts payable, taxes payable,
           accrued expenses and other liabilities...............................           16,494               22,829
                                                                                  ---------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................  $        56,135      $        58,385
                                                                                  ---------------      ---------------

INVESTING ACTIVITIES
   Purchases of property, plant and equipment,
     less capitalized leases and notes payable..................................          (63,935)             (49,130)
   Proceeds from asset sales....................................................            2,525               11,641
   Proceeds from sale of Wingfoot...............................................           71,309                    -
   Capitalization of internally developed software and other....................           (2,854)              (3,528)
                                                                                  ---------------      ---------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES................................            7,045              (41,017)
                                                                                  ---------------      ---------------

FINANCING ACTIVITIES
   Borrowings under revolving credit facilities.................................          207,200               61,200
   Payments under revolving credit facilities...................................         (299,500)             (61,200)
   Payments on long-term debt...................................................             (278)             (15,142)
   Retirement of bonds..........................................................                -               (4,983)
   Net increase (decrease) in bank overdraft....................................            2,796               (1,471)
   Dividends paid on common stock...............................................           (5,958)                   -
   Purchase of treasury stock...................................................           (4,852)                   -
   Other, net...................................................................              756                1,918
                                                                                  ---------------      ---------------
NET CASH USED BY FINANCING ACTIVITIES...........................................          (99,836)             (19,678)
                                                                                  ---------------      ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................          (36,656)              (2,310)
   Cash and cash equivalents at beginning of period.............................           39,644               14,860
                                                                                  ---------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................  $         2,988      $        12,550
                                                                                  ===============      ===============

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2003

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

On March 28, 2003, the International Brotherhood of Teamsters ("IBT") announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association ("MFCA") by its membership. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% - 3.4%. Approximately 78% of ABF's employees are covered by the agreement. Carrier members of the MFCA ratified the agreement on the same date.

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as "revenue equipment" in the transportation business.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Company's financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

During, 2003, the Company announced that its Board of Directors had declared a quarterly cash dividend of eight cents per share for its Common Stock on each of the following dates:

QUARTER           DECLARATION DATE        TOTAL DIVIDENDS DECLARED
-------           ----------------        ------------------------
First             January 23, 2003             $2.0 million
Second            April 23, 2003               $2.0 million
Third             July 22, 2003                $2.0 million
Fourth            October 22, 2003             $2.0 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

On January 23, 2003, the Board also approved the Company's repurchase from time to time, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company's Common Stock. The repurchases may be made either from the Company's cash reserves or from other available sources. During the first and second quarters of 2003, the Company purchased 200,000 shares for $4.8 million. These common shares were added to the Company's treasury stock. The Company did not make any open market purchases of its common stock during the third quarter of 2003.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("FAS 143"), Accounting for Asset Retirement Obligations and Statement of Financial Accounting Standards No. 146 ("FAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. Neither FAS 143 nor FAS 146 had a material impact upon the Company's financial statements or related disclosures.

NOTE C - STOCK-BASED COMPENSATION

At September 30, 2003, the Company maintained three stock option plans: the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan, which provided for the granting of options to directors and designated employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001, and therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan, a broad-based plan that allows options to be granted to designated employees, provided 1.0 million shares of Common Stock for the granting of options. The 2002 Stock Option Plan allows for the granting of 1.0 million options, as well as two types of stock appreciation rights ("SARs") which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. During 2003, the Company granted 182,500 Employer SARs in conjunction with stock option grants of 182,500 shares to directors and key employees of the Company from the 2002 Stock Option Plan. As of September 30, 2003, the Company had not exercised any Employer SARs. Also during 2003, the Company granted 143,500 stock options to designated employees under the 2000 Non-Qualified Stock Option Plan. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20% of the shares or rights covered, thereby becoming exercisable at that time and with an additional 20% of the option shares or SARs becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options or SARs are granted for a term of 10 years.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options is estimated at the date of grant, using a Black-Scholes option pricing model. For the stock option grants made in the first quarter of 2003, the assumptions used were as follows: risk-free interest rate of 2.7%; dividend yield of 1.2%; volatility factor of the expected market price of the Company's Common Stock of 56.2%; and an expected life of the option of 4 years. Subsequent to the issuance of the 2002 financial statements, the Company determined that an inappropriate weighted average life assumption was used in determining the fair value of options granted in 2002 and 2001. Additionally, a computational error was identified. As a result, the weighted average life has been revised from 9.5 years to 4 years, which reflects the Company's historical experience. The impact of the revisions on the Company's previously reported 2002 pro forma annual net income is a decrease of $0.01 per basic and diluted common share. The pro forma disclosures for the three and nine months ended September 30, 2002 reflect the revised computations. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 and FAS 148 to stock-based employee compensation:

                                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30               SEPTEMBER 30
                                                                  2003          2002          2003          2002
                                                              -----------------------------------------------------
                                                                   ($ thousands, except per share information)
Net income - as reported...................................   $   16,976    $   18,347    $   31,432    $    2,355

Less total stock option expense determined under fair
  value-based methods for all awards, net of tax benefits..         (673)         (629)       (2,274)       (2,056)
------------------------------------------------------------------------------------------------------------------

Net income - pro forma.....................................   $   16,303    $   17,718    $   29,158    $      299
------------------------------------------------------------------------------------------------------------------

Net income per share - as reported (basic).................   $     0.68    $     0.74    $     1.26    $     0.10
------------------------------------------------------------------------------------------------------------------

Net income per share - as reported (diluted)...............   $     0.67    $     0.73    $     1.24    $     0.09
------------------------------------------------------------------------------------------------------------------

Net income per share - pro forma (basic)...................   $     0.66    $     0.71    $     1.17    $     0.01
------------------------------------------------------------------------------------------------------------------

Net income per share - pro forma (diluted).................   $     0.65    $     0.71    $     1.17    $     0.01
------------------------------------------------------------------------------------------------------------------

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE D - SALE OF 19% INTEREST IN WINGFOOT

On March 19, 2003, the Company announced that it had notified The Goodyear Tire & Rubber Company ("Goodyear") of its intention to sell its 19% ownership interest in Wingfoot Commercial Tire Systems, LLC ("Wingfoot") to Goodyear for a cash price of $71.3 million. The transaction closed on April 28, 2003 and the Company recorded a pre-tax gain of $12.1 million ($8.4 million after tax, or $0.33 per diluted common share) during the second quarter of 2003. The Company used the proceeds to reduce the outstanding debt under its Credit Agreement.

NOTE E - DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for its derivative financial instruments in accordance with Financial Accounting Standards Board Statement No. 133, ("FAS 133") Accounting for Derivative Instruments and Hedging Activities. On February 23, 1998, the Company entered into an interest rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. The Company's interest rate strategy has been to hedge its variable 30-day LIBOR-based interest rate for a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.775% at September 30, 2003 and 0.825% at December 31, 2002) on $110.0 million of Credit Agreement borrowings for the term of the interest rate swap to protect the Company from potential interest rate increases. The Company had designated its benchmark variable 30-day LIBOR-based interest rate payments on $110.0 million of borrowings under the Company's Credit Agreement as a hedged item under a cash flow hedge. As a result, the fair value of the swap, as estimated by Societe Generale, the counterparty, was a liability of ($9.9) million at December 31, 2002 and was recorded on the Company's balance sheet through accumulated other comprehensive loss, net of taxes, rather than through the income statement.

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

The fair value of the interest rate swap, as estimated by Societe Generale at September 30, 2003, is a liability of $7.7 million and is recorded on the Company's balance sheet and represents the amount the Company would have had to pay if it had terminated the swap on September 30, 2003. Included in the income statement for the third quarter 2003 is $1.3 million (pre-tax) of positive changes in the fair value of the interest rate swap occurring in the third quarter of 2003. Included in the income statement for the nine months ended September 30, 2003 is the previously discussed $8.9 million (pre-tax) reclassification of negative fair value from accumulated other comprehensive loss into the income statement and $1.2 million in positive changes in the fair value of the interest rate swap, from March 19, 2003 to September 30, 2003.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE F - GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. Under the provisions of FAS 142, the Company's goodwill intangible asset is no longer amortized but reviewed annually for impairment. At September 30, 2003 and December 31, 2002, the Company's assets included goodwill of $63.9 and $63.8 million, respectively, related to ABF, from a 1988 leveraged buyout ("LBO") transaction. The change in the amount of goodwill from December 31, 2002 to September 30, 2003 relates to foreign currency translation adjustments on the portion of the goodwill related to ABF Canadian operations.

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

NOTE G - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company has accruals for certain legal and environmental exposures. None of these legal actions is expected to have a material adverse effect on the Company's financial condition, cash flows or results of operations.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

As of September 30, 2003, the Company has accrued approximately $3.2 million to provide for environmental-related liabilities. The Company's environmental accrual is based on management's best estimate of the actual liability. The Company's estimate is founded on management's experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                               2003            2002           2003             2002
                                                          ---------------------------------------------------------------
                                                                   ($ THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NUMERATOR:
   Numerator for basic and diluted earnings per share -
     Income before cumulative effect of
       change in accounting principle..................   $       16,976   $    18,347   $       31,432   $       26,290
     Cumulative effect of change in accounting
       principle, net of tax...........................                -             -                -          (23,935)
------------------------------------------------------------------------------------------------------------------------
     Net income available to common stockholders.......   $       16,976   $    18,347   $       31,432   $        2,355
========================================================================================================================

DENOMINATOR:
   Denominator for basic earnings
      per share - weighted-average shares..............       24,787,831    24,783,674       24,861,966       24,710,743
   Effect of dilutive securities:
      Employee stock options...........................          499,440       513,020          477,663          602,010
------------------------------------------------------------------------------------------------------------------------
   Denominator for diluted earnings
      per share - adjusted weighted-average
      shares and assumed conversions...................       25,287,271    25,296,694       25,339,629       25,312,753
========================================================================================================================

NET INCOME (LOSS) PER COMMON SHARE

BASIC:
   Income before cumulative effect of change
     in accounting principle...........................   $         0.68   $      0.74   $         1.26   $         1.07
   Cumulative effect of change in accounting principle,
     net of tax........................................                -             -                -            (0.97)
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE...................................   $         0.68   $      0.74   $         1.26   $         0.10
========================================================================================================================

DILUTED:
   Income before cumulative effect of change
     in accounting principle...........................   $         0.67   $      0.73   $         1.24   $         1.04
   Cumulative effect of change in accounting principle,
     net of tax........................................                -             -                -            (0.95)
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE...................................   $         0.67   $      0.73   $         1.24   $         0.09
========================================================================================================================

CASH DIVIDENDS PAID PER COMMON SHARE...................   $         0.08   $         -   $         0.24   $            -
========================================================================================================================

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE I - RECENT ACCOUNTING PRONOUNCEMENTS

In April of 2003, the Financial Accounting Standards Board issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133. This statement is effective for contracts entered into or modified after September 30, 2003 and has not had and is not expected to have an impact upon the Company's financial statements or related disclosures.

In May of 2003, the Financial Accounting Standards Board issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and has not had and is not expected to have an impact upon the Company's financial statements or related disclosures.

In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has not impacted the Company's financial statements or related disclosures.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company's consolidated operating revenues, operating expenses, operating income and consolidated income before income taxes:

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30                   SEPTEMBER 30
                                                                  2003          2002             2003           2002
                                                              ----------------------------------------------------------
                                                                                    ($ THOUSANDS)
OPERATING REVENUES
   ABF Freight System, Inc.................................   $    360,609   $   335,516     $ 1,021,979   $    932,217
   Clipper.................................................         33,980        32,399          95,446         88,634
   Other revenues and eliminations.........................          8,289         7,482          22,905         19,881
-----------------------------------------------------------------------------------------------------------------------
     Total consolidated operating revenues.................   $    402,878   $   375,397     $ 1,140,330   $  1,040,732
=======================================================================================================================

OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
   Salaries and wages......................................   $    229,552   $   217,987     $   671,782   $    626,412
   Supplies and expenses...................................         45,097        40,926         133,323        115,131
   Operating taxes and licenses............................          9,840        10,070          29,568         29,923
   Insurance...............................................          6,158         5,862          17,801         17,008
   Communications and utilities............................          3,516         3,545          10,985         10,283
   Depreciation and amortization...........................         11,116        10,391          31,788         31,137
   Rents and purchased transportation......................         25,215        21,836          69,044         58,001
   Other...................................................          1,055         1,217           2,758          2,812
   (Gain) on sale of equipment.............................           (228)          (31)            (28)          (255)
-----------------------------------------------------------------------------------------------------------------------
                                                                   331,321       311,803         967,021        890,452
-----------------------------------------------------------------------------------------------------------------------

CLIPPER
   Cost of services........................................         29,292        27,634          82,480         76,121
   Selling, administrative and general.....................          4,064         4,029          12,108         11,645
   Loss on sale of equipment...............................              6             3               1             67
-----------------------------------------------------------------------------------------------------------------------
                                                                    33,362        31,666          94,589         87,833
-----------------------------------------------------------------------------------------------------------------------
Other expenses and eliminations............................          9,550         7,981          26,681         20,425
-----------------------------------------------------------------------------------------------------------------------
   Total consolidated operating expenses and costs.........   $    374,233   $   351,450     $ 1,088,291   $    998,710
=======================================================================================================================

OPERATING INCOME (LOSS)
ABF Freight System, Inc....................................   $     29,288   $    23,713     $    54,958   $     41,765
Clipper....................................................            618           733             857            801
Other (loss) and eliminations..............................         (1,261)         (499)         (3,776)          (544)
-----------------------------------------------------------------------------------------------------------------------
   Total consolidated operating income.....................   $     28,645   $    23,947     $    52,039   $     42,022
=======================================================================================================================

TOTAL CONSOLIDATED OTHER
INCOME (EXPENSE)
   Net gains (losses) on sales of property and other.......   $       (217)  $     3,721     $      (211)  $      3,721
   Gain on sale - Wingfoot.................................              -             -          12,060              -
   IRS interest settlement.................................              -         5,221               -          5,221
   Fair value changes and payments on interest rate swap...            (51)            -         (10,333)             -
   Interest expense........................................           (434)       (2,053)         (2,941)        (6,108)
   Other, net..............................................            613           332             311           (178)
-----------------------------------------------------------------------------------------------------------------------
   Total consolidated other income (expense)                  $        (89)  $     7,221     $    (1,114)  $      2,656
=======================================================================================================================

TOTAL CONSOLIDATED INCOME
 BEFORE INCOME TAXES.......................................   $     28,556   $    31,168     $    50,925   $     44,678
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

The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all noncontractual employees. Benefits are generally based on years of service and employee compensation. The Company accounts for its non-union pension plans in accordance with Statement of Financial Accounting Standards No. 87 ("FAS 87"), Employer's Accounting for Pensions. The Company's pension expense and related asset and liability balances is an estimate which is based upon a number of assumptions. The assumptions with the greatest impact on the Company's expense are the assumed compensation cost increase, the expected return on plan assets and the discount rate used to discount the plans' obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

The following table provides the key assumptions the Company used for 2002 compared to those it is utilizing to estimate 2003 pension expense:

                                                               YEAR ENDING DECEMBER 31
                                                                    2003     2002
                                                               -----------------------
Discount rate........................................               6.9%     6.9%
Expected return on plan assets.......................               7.9%     9.0%
Rate of compensation increase........................               4.0%     4.0%

The assumptions used directly affect the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The declines in the stock market during 2000, 2001 and 2002 negatively impacted plan assets and created a plan actuarial loss. The Company reduced its expected return on plan assets in 2003 to reflect the historical returns on the investments the plan holds, which includes the investment returns experienced during 2002. The reduction in the expected return on plan assets, lower assets on which to earn a return and actuarial losses increase the Company's pension expense. A 1.0% decrease in the Company's expected return on plan assets, based upon pension plan assets at December 31, 2002, would have increased pension expense by approximately $1.3 million. The Company estimates its 2003 pension expense for non-union plans to be approximately $11.1 million. This compares to $5.3 million in actual pension expense recorded for 2002.

At December 31, 2002, the fair value of the Company's pension plan assets was $127.4 million, which exceeded plan accumulated benefit obligations by $6.8 million. At December 31, 2002, the Company's projected benefit obligations were $141.6 million, which exceeded the fair value of the pension plan assets by $14.2 million. During the second quarter of 2003, the Company made $15.0 million in tax-deductible contributions which improved the plans' funded status. During the fourth quarter 2003, the Company will evaluate whether or not additional tax-deductible contributions can be made to its' non-union pension plans before the end of 2003. If such contributions are allowed, the Company's current plans are to make them. At December 31, 2002, the plans' assets were invested 54.3% in equity securities and 45.7% in fixed income securities. At September 30, 2003, the plans' assets were invested 63.2% in equity securities and 36.8% in fixed income securities.

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

The Company is self-insured up to certain limits for workers' compensation and certain third-party casualty claims. For 2002, these limits were $1.0 million per claim for workers' compensation claims and $500,000 per claim for third-party casualty claims. For 2003, the Company increased its third-party casualty self-insurance exposure by increasing its retention to $1.0 million per claim. The Company's self-insured retention level for workers' compensation remained the same for 2003. Workers' compensation and property damage claims liabilities recorded in the financial statements totaled $53.1 million at September 30, 2003 and $49.1 million at December 31, 2002. The Company does not discount its claims liabilities. Under the Company's accounting policy for claims, management annually estimates the development of the claims based upon the Company's historical development factors over a number of years. The Company utilizes a third party to calculate the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

development factors and analyze historical trends. Actual payments may differ from management's estimates as a result of a number of factors. These factors include increases in medical costs and changes in applicable laws, as well as many other factors. The actual claims payments are charged against the Company's accrued claims liabilities.

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

The Company hedged its interest rate risk by entering into a fixed rate interest rate swap on $110.0 million of revolving Credit Agreement borrowings. The Company's accounting policy for derivative financial instruments is as prescribed by FAS 133. The fair value of the swap, as estimated by Societe Generale, was a liability of ($9.9) million at December 31, 2002 and was recorded on the Company's balance sheet through accumulated other comprehensive loss, net of taxes, rather than through the income statement. During the first quarter of 2003, management determined that it would use the proceeds received from the sale of Wingfoot to Goodyear to pay down its Credit Agreement borrowings. As a result, the Company forecasted Credit Agreement borrowings to be below the $110.0 million level and reclassified the majority of the negative fair value of the swap of $8.5 million (pre-tax), or $5.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement, during the first quarter of 2003. As previously discussed, the transaction closed on April 28, 2003 and Management used the proceeds received from Goodyear to pay down its Credit Agreement borrowings below the $110.0 million level. During the second quarter of 2003, the Company reclassified the remaining negative fair value of the swap of $0.4 million (pre-tax), or $0.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement. Changes in the fair value of the interest rate swap since March 19, 2003, have been accounted for in the Company's income statement. Future changes in the fair value of the interest rate swap will be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date. The fair value of the interest rate swap, as estimated by Societe Generale at September 30, 2003, is a liability of $7.7 million and is recorded on the Company's balance sheet and represents the amount the Company would have had to pay if it had terminated the swap on September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In April of 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after September 30, 2003 and has not had and is not expected to have an impact upon the Company's financial statements or related disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

In May of 2003, the Financial Accounting Standards Board issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and has not had and is not expected to have an impact upon the Company's financial statements or related disclosures.

In March of 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has not impacted the Company's financial statements or related disclosures.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30 2003, cash provided from operations of $56.1 million, proceeds from the sale of Wingfoot of $71.3 million, proceeds from asset sales of $2.5 million and available cash were used to purchase revenue equipment and other property and equipment totaling $63.9 million, pay dividends on Common Stock of $6.0 million, purchase 200,000 shares of the Company's Common Stock for $4.8 million and reduce outstanding debt by $92.6 million. During the nine months ended September 30, 2002, cash provided by operations of $58.4 million, proceeds from asset sales of $11.6 million, borrowings of $2.6 million and available cash were used primarily to purchase revenue equipment and other property and equipment totaling $51.7 million, retire the remaining $5.0 million in face value of the Company's WorldWay 6-1/4% Convertible Subordinated Debentures and pay $15.1 million in outstanding debt obligations. Revenue equipment includes tractors and trailers used primarily in the Company's motor carrier transportation operations.

On September 26, 2003, the Company amended and restated its existing three-year $225.0 million Credit Agreement ("Credit Agreement") dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The Amended and Restated Credit Agreement among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and Suntrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, Ltd. as Co-documentation Agents, extended the original maturity date for two years, to May 15, 2007. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $125.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At September 30, 2003, there were $17.7 million of Revolver Advances and $57.7 million of letters of credit outstanding. At September 30, 2003, the Company had $149.6 million of borrowings available under the Credit Agreement. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, stock repurchases and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of September 30, 2003, the Company was in compliance with the covenants.

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

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap was to limit the Company's exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.775% at September 30, 2003 and 0.825% at December 31, 2002. The fair value of the Company's interest rate swap was ($7.7) million at September 30, 2003 and ($9.9) million at December 31, 2002. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company's balance sheet in accordance with FAS 133, at September 30, 2003 and December 31, 2002.

The Company's primary subsidiary, ABF, maintains ownership of most all of its larger terminals or distribution centers. Both ABF and Clipper lease certain terminal facilities. At September 30, 2003, the Company has future minimum rental commitments, net of noncancellable subleases, totaling $48.0 million for terminal facilities and $2.1 million primarily for other equipment.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

                                                                      PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------------------------------------
                                                                      ($ thousands)
                                                             LESS THAN           1-3               4-5          AFTER
CONTRACTUAL OBLIGATIONS                      TOTAL            1 YEAR            YEARS             YEARS        5 YEARS
                                         --------------------------------------------------------------------------------
Long-term debt                           $    19,347      $      134       $      319         $   18,051     $      843
Capital lease obligations                        554             206              332                 16              -
Minimum rental commitments under
  operating leases, net of subleases          50,142          11,002           17,703             11,802          9,635
Unconditional purchase obligations                 -               -                -                  -              -
Other long-term debt obligations                   -               -                -                  -              -
-----------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations       $    70,043      $   11,342       $   18,354         $   29,869     $   10,478
=======================================================================================================================

The Company has guaranteed approximately $0.4 million at September 30, 2003, that relates to a debt owed by The Complete Logistics Company ("CLC"), to the former owner of a company CLC acquired in 1995. CLC was a wholly owned subsidiary of the Company until 1997, when CLC was sold. The Company's exposure to this guarantee declines by approximately $60,000 per year.

In 2003, the Company forecasts total spending of approximately $68.0 to $72.0 million for capital expenditures, net of proceeds from equipment and real estate sales. Of the $68.0 to $72.0 million, ABF is budgeted for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

approximately $51.0 to $55.0 million, primarily for revenue equipment, and Clipper is budgeted for approximately $5.0 million, primarily for revenue equipment.

The Company's non-union pension plan assets have been adversely impacted by stock market declines in recent past years. In addition, non-union pension plan obligations have been adversely impacted by declining interest rates, which increases the present value of the plan obligations. During the second quarter of 2003, the Company made $15.0 million in tax-deductible contributions to its non-union pension plans. During the fourth quarter 2003, the Company will evaluate whether or not additional tax-deductible contributions can be made to its non-union pension plans before the end of 2003. If such contributions are allowed, the Company's current plans are to make them.

The Company has two principal sources of available liquidity, which are its operating cash and the $149.6 million it has available under its revolving Credit Agreement at September 30, 2003. The Company has generated between $60.0 million and $130.0 million of operating cash annually for the years 2000 through 2002. The Company expects cash from operations and its available revolver to continue to be principal sources of cash to finance its annual debt maturities, lease commitments, letter of credit commitments, pension contributions, fund its 2003 capital expenditures, and to fund quarterly dividends and stock repurchases.

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

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30                   SEPTEMBER 30
                                                                  2003          2002             2003           2002
                                                              ---------------------------------------------------------
OPERATING EXPENSES AND COSTS

ABF FREIGHT SYSTEM, INC.
   Salaries and wages...................................          63.7%         65.0%            65.7%         67.2%
   Supplies and expenses................................          12.5          12.2             13.0          12.4
   Operating taxes and licenses.........................           2.7           3.0              2.9           3.2
   Insurance............................................           1.7           1.7              1.7           1.8
   Communications and utilities.........................           1.0           1.1              1.1           1.1
   Depreciation and amortization........................           3.1           3.1              3.1           3.3
   Rents and purchased transportation...................           7.0           6.5              6.8           6.2
   Other................................................           0.3           0.3              0.3           0.3
   (Gain) on sale of equipment..........................          (0.1)            -                -             -
-------------------------------------------------------------------------------------------------------------------
                                                                  91.9%         92.9%            94.6%         95.5%
-------------------------------------------------------------------------------------------------------------------

CLIPPER
   Cost of services.....................................          86.2%         85.3%            86.4%         85.9%
   Selling, administrative and general..................          12.0          12.4             12.7          13.1
   Loss on sale of equipment............................             -             -                -           0.1
-------------------------------------------------------------------------------------------------------------------
                                                                  98.2%         97.7%            99.1%         99.1%
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME

ABF Freight System, Inc.................................           8.1%          7.1%             5.4%          4.5%
Clipper.................................................           1.8           2.3              0.9           0.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated revenues for the three and nine months ended September 30, 2003 were $402.9 million and $1,140.3 million compared to $375.4 million and $1,040.7 million for the same periods in 2002, due to increases in revenues for ABF and Clipper. Operating income increased to $28.6 million and $52.0 million for the three and nine months ended September 30, 2003 from $23.9 million and $42.0 million during the same periods in 2002, primarily as a result of improved operating income at ABF.

Income before the cumulative effect of change in accounting principle for the three months ended September 30, 2003 was $17.0 million, or $0.67 per diluted common share, compared to $18.3 million, or $0.73 per diluted common share, for the same period in 2002. The third quarter of 2002 included $5.2 million, or $0.12 per diluted common share related to a favorable settlement with the Internal Revenue Service ("IRS") and $3.7 million, or $0.09 per diluted common share associated with the gains on sales of excess freight facilities at ABF, offset in part by the negative impact of $0.9 million, or $0.02 per diluted common share relating to an increase in the workers' compensation liability reserves for the Company's exposure to Reliance Insurance Company ("Reliance"), (see discussion below).

Income before the cumulative effect of change in accounting principle for the nine months ended September 30, 2003 was $31.4 million, or $1.24 per diluted common share, compared to $26.3 million, or $1.04 per diluted common share, for the same period in 2002. The increase reflects primarily a $12.1 million (or $0.33 per diluted common share) gain on the sale of Wingfoot (see Note D), an increase in operating income and lower interest expense from lower average debt levels. This increase is offset in part by pre-tax charges of $10.3 million for the nine months ended September 30, 2003, related to fair value changes and payments on the Company's interest rate swap. The nine months ended September 30, 2002 included the previously discussed IRS settlement, gains on excess facility sales, offset in part by the increased workers' compensation liability reserves for the Company's exposure to Reliance.

During the first quarter of 2002, the Company recognized a non-cash impairment loss on its Clipper goodwill of $23.9 million, net of taxes, or ($0.95) per diluted common share, as the cumulative effect of a change in accounting principle as required by FAS 142 (see Note F).

The Company's net income for the three and nine months ended September 30, 2003 was $17.0 million and $31.4 million respectively, or $0.67 and $1.24 per diluted common share, compared to net income, including the impact of the accounting change, of $18.3 million and $2.4 million, respectively, or $0.73 and $0.09 per diluted common share, for the same periods in 2002.

Reliance insures the Company's workers' compensation claims in excess of $300,000 ("excess claims") for the period from 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent, with total admitted assets of $8.8 billion and liabilities of $9.9 billion, or a negative surplus position of $1.1 billion, as of March 31, 2001. As of September 30, 2003, the Company estimates its workers' compensation claims insured by Reliance to be approximately $5.6 million. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims, representing a total of approximately $3.5 million of the $5.6 million, which leaves the Company with a net exposure amount of $2.1 million. At September 30, 2003, the Company had $1.6 million of liability recorded in its financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

for its estimated exposure to Reliance. The Company anticipates receiving, from guaranty funds or through orderly liquidation, partial reimbursement for future claims payments; however, the process could take several years.

Kemper Insurance Companies ("Kemper") insure the Company's workers' compensation excess claims for the period from 2000 through 2001. In March 2003, Kemper announced that it was discontinuing its business of providing future insurance coverage. Lumbermens Mutual Casualty Company, the Kemper company which insures the Company's excess claims, received a going concern opinion on its 2002 statutory financial statements. The Company has not received any communications from Kemper regarding any changes in the handling of the Company's existing excess insurance coverage with Kemper. The Company is uncertain as to the future impact this will have on insurance coverage provided by Kemper.

ABF FREIGHT SYSTEM, INC.

Effective July 14, 2003 and August 1, 2002, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.9% and 5.8%, respectively, although the amounts can vary by lane and shipment characteristic.

Revenues for the three and nine months ended September 30, 2003 were $360.6 million and $1,022.0 million compared to $335.5 million and $932.2 million during the same periods in 2002, representing per-day increases of 7.5% and 9.6%, respectively. ABF generated operating income of $29.3 million and $55.0 million for the three and nine months ended September 30, 2003 compared to $23.7 million and $41.8 million during the same periods in 2002.

ABF's increase in revenue is due to an increase in LTL tonnage, revenue per hundredweight and fuel surcharges. ABF's LTL tonnage increased 0.5% and 1.7% during the three and nine months ended September 30, 2003 compared to the same periods in 2002. ABF's business levels during the first eight months of 2003 increased as a result of the closure of a major competitor, Consolidated Freightways ("CF") on September 3, 2002. The monthly tonnage comparisons for the months of the third quarter 2003 compared to the months of the third quarter of 2002, were as follows: July increased 3.9%, August increased 3.2% and September decreased 5.4%. The July and August 2003 comparisons to the same months in 2002 include increased tonnage levels at ABF primarily as a result of CF's closure. ABF's monthly tonnage comparison from September 2003 to September 2002 is impacted by the fact that both periods include the positive impact of CF's closure on tonnage levels.

ABF has not yet experienced an increase in tonnage as a result of any improvement in the U.S. economy. The fourth quarter of 2002 includes the positive impact of CF's closure upon ABF's tonnage levels. If there is no significant change in the U.S. economy in the fourth quarter 2003, ABF's tonnage levels could be below that of the levels in the fourth quarter 2002, although there can be no certainty.

ABF's LTL billed revenue per hundredweight, excluding fuel surcharges, increased 5.4% and 5.9% to $23.60 and $22.96 for the three and nine months ended September 30, 2003 compared to $22.39 and $21.68 for the same periods in 2002. Approximately one-half of these increases were the result of changes in the profile of freight handled. For the three months ended September 30, 2003, ABF's average LTL length of haul increased, its LTL rated commodity class remained unchanged and its LTL weight per shipment declined, compared to the same period in 2002. For the nine months ended September 30, 2003, ABF's average LTL length of haul increased, its LTL rated commodity class increased and its LTL weight per shipment declined, compared to the same period in 2002. Increases in length of haul and LTL rated commodity class and decreases in LTL weight per shipment impact LTL billed revenue per hundredweight positively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

ABF charges a fuel surcharge, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect during the three and nine months ended September 30, 2003 averaged 3.3% and 3.6% of revenue. The fuel surcharge in effect during the three and nine months ended September 30, 2002 averaged 2.2% and 1.7% of revenue.

During the first quarter of 2003, ABF was impacted by adverse weather. A major storm in the Upper Midwest, Northeast and Atlantic Coast regions around February 17 closed three of ABF's distribution centers and three of ABF's major line-haul relay locations for almost two days. In addition, 38 of ABF's service centers were fully or partially closed due to this storm. ABF's operations were also affected by storms in the Southeast during mid-January and in the Rocky Mountain region during mid-March. The impact on ABF's operating income of lost revenue and increased costs related to the first quarter 2003 adverse weather was estimated at approximately $2.0 million. Categories of ABF costs most adversely impacted were salaries and wages; supplies and expenses; and rents and purchased transportation.

During the third quarter of 2003, ABF had five U.S. terminal facilities that were impacted by Hurricane Isabel. The Northeast blackout caused three Canadian terminals to be closed for one day and three U.S. terminals to be closed for two days during the third quarter of 2003. The impact of these events on ABF's revenue and operating profits during the third quarter of 2003 was minimal.

As discussed in Note A, in March 2003, the IBT announced the ratification of its National Master Freight Agreement with the MFCA by its membership. The five-year agreement provides for annual contractual wage and benefit increases of approximately 3.2% - 3.4% and was effective April 1, 2003. For 2003, the annual wage increase occurred on April 1, 2003 and was 2.5% and the annual health and welfare cost increase occurred on August 1, 2003 and was 6.5%. The previous agreement included contractual base wage and pension cost increases of 1.8% and 4.9%, respectively, on April 1, 2002 and an August 1, 2002 increase of 12.9% for health and welfare costs.

ABF's operating ratio was 91.9% and 94.6% for the three and nine months ended September 30, 2003 compared to 92.9% and 95.5% for the same periods in 2002, reflecting revenue increases as a result of improved tonnage levels, increases in fuel surcharges and revenue yields, as well as changes in certain other operating expense categories as follows:

Salaries and wages expense for the three and nine months ended September 30, 2003 decreased 1.3% and 1.5% as a percent of revenue compared to the same periods in 2002. The decrease results primarily from revenue yield improvements and the fact that a portion of salaries and wages are fixed in nature and decrease as a percent of revenue with increases in revenue levels. These decreases were offset in part by the annual general IBT contractual increases discussed above. ABF's non-union pension expense also increased by approximately $1.2 million and $3.6 million during the three and nine months ended September 30, 2003.

Supplies and expenses increased 0.3% and 0.6% as a percent of revenue for the three and nine months ended September 30, 2003 compared to the same periods in 2002, due primarily to an increase in fuel costs, excluding taxes, which on an average price-per-gallon basis increased to $0.92 and $0.97 for the three and nine months ended September 30, 2003 from $0.83 and $0.75 for the same periods in 2002.

Operating taxes and licenses decreased 0.3% as a percent of revenue for both the three and nine months ended September 30, 2003 compared to the same periods in 2002, due primarily to revenue yield improvements and the fact that a portion of these costs are fixed in nature and decrease as a percent of revenue with increases in revenue levels, as previously discussed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

Rents and purchased transportation increased 0.5% and 0.6% as a percent of revenue for the three and nine months ended September 30, 2003, compared to the same periods in 2002, due primarily to an increase in rail utilization to 16.7% and 15.5% of total miles for the three and nine months ended September 30, 2003, compared to 15.1% and 13.9% during the same periods in 2002. During the three and nine months ended September 30, 2003, rail miles have increased due to tonnage growth in rail lanes. Rail miles for the nine months ended September 30, 2003 have also increased due to the increased use of the railroads to facilitate freight movement as a result of backlogs caused by the first quarter 2003 adverse weather closures of distribution centers and relay points in ABF's network.

As previously mentioned, ABF's general rate increase on July 14, 2003 was put in place to cover known and expected cost increases for the next twelve months. Typically, the increase was 5.9%, although the amount can vary by lane and shipment characteristic. ABF's ability to retain this rate increase is dependent on the pricing environment. ABF could be impacted by fluctuating fuel prices in the future. ABF has experienced an increase in fuel prices in the first nine months of 2003 as compared to the same period in 2002. ABF's fuel surcharges on revenue are intended to offset any fuel cost increases. ABF's total insurance costs are dependent on the insurance markets which have been adversely impacted by the events of September 11, 2001 and other factors in recent years. The Company anticipated ABF's workers' compensation and third-party casualty total premiums and claims costs for 2003 to be consistent with 2002, assuming similar claims experience and considering cost differences that occur because of changes in business levels. However, in the first quarter of 2003, ABF experienced a deterioration in workers' compensation claims experience which resulted in additional costs of $2.5 million compared to the same period in 2002. In the second and third quarters of 2003, the Company's workers' compensation expense was consistent with the same periods in 2002. As previously discussed, the Company increased its third-party casualty claims self-insurance retention layer for 2003. ABF's non-union pension expense will increase in 2003 to approximately $9.6 million from $4.8 million in 2002, reflecting the declining stock market in recent past years and lower long-term interest rates. As previously discussed, ABF's results of operations in 2003 have been and will continue to be impacted by the wage and benefit increases associated with the new labor agreement with the IBT, which was effective April 1, 2003.

On July 8, 2003, Yellow Corporation announced that it had entered into a definitive agreement to acquire Roadway Corporation. Yellow Corporation and Roadway Corporation are ABF's primary competitors. Management of the Company expects that the combining of these two companies could, over time, result in opportunities for additional business for ABF and improved pricing due to eventual reductions in industry capacity, although there is no certainty that the impact on the Company will be favorable.

Effective January 1, 2004, ABF will adopt the new Hours of Service rule as prescribed by the U.S. Department of Transportation. The new rule reduces the number of hours a driver can be on duty from 15 to 14, but increases the number of driving hours, during that tour of duty, from 10 to 11. In addition, the new rule requires the rest period between tours to be 10 hours as opposed to eight. The new rule also provides for a "restart" provision, which states that a driver can be on duty for 70 hours in eight days, but if the driver has 34 consecutive hours off duty, for any reason, he "restarts" at zero hours. The Company is still evaluating the impact the new rule will have on ABF's operations and the financial impact of the changes on ABF's financial statements and related disclosures.

Since 2001, ABF has been subject to compliance with cargo security and transportation regulations issued by the Transportation Security Administration. Since 2002, ABF has been subject to regulations issued by the Department of Homeland Security. ABF is not able to accurately predict how recent events will affect government regulation and the transportation industry. However, ABF believes that any additional security

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

measures that may be required by future regulations could result in additional costs and could have an adverse impact on its financial condition, cash flows and results of operations.

CLIPPER

Effective August 1, 2003 and July 29, 2002, Clipper implemented general rate increases of 5.9% in both years, for LTL shipments. Revenues for the three and nine months ended September 30, 2003 increased to $34.0 million and $95.4 million from $32.4 million and $88.6 million during the same periods in 2002, representing per-day increases of 4.9% and 7.7%, respectively.

LTL revenue per hundredweight, excluding fuel surcharge, increased 5.9% and 4.1% to $19.28 and $18.40 for the three and nine months ended September 30, 2003, compared to $18.21 and $17.68 for the same periods in 2002. LTL hundredweight declined 5.3% and 2.4% when the three and nine months ended September 30, 2003 are compared to the same periods in 2002. Intermodal shipments increased 43.9% and 27.6% and revenue per shipment decreased 7.1% and 3.2% for the three and nine months ended September 30, 2003, compared to the same periods in 2002. Revenue per shipment for Clipper Controlled Logistics, Clipper's temperature-controlled division, increased 5.8% and 4.5% but shipments decreased 18.5% and 8.2% for the three and nine months ended September 30, 2003, compared to the same periods in 2002.

Clipper's operating ratio increased to 98.2% for the third quarter of 2003, from 97.7% during the third quarter in 2002. Clipper's operating ratio was adversely impacted by lower tonnage levels at Clipper's LTL division and Clipper Controlled Logistics. Clipper Controlled Logistics business levels were negatively impacted by low demand for produce on the East Coast. These adverse impacts on operating results were partially offset by Clipper's intermodal division, which experienced significant increases in shipment levels when the third quarter 2003 is compared to the same period in 2002. For both the nine months ended September 30, 2003 and 2002, Clipper's operating ratio was 99.1%.

Clipper is continuing to solicit additional shipments in its traditional metro-to-metro lanes. These shipments should provide a better match with Clipper's core operations and have historically been more profitable.

INCOME TAXES

The difference between the effective tax rate for the three and nine months ended September 30, 2003 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

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

PREPAID EXPENSES

Prepaid expenses increased $3.7 million from December 31, 2002 to September 30, 2003, due primarily to the prepayment of 2003 annual insurance premiums for the Company, which are typically paid in the first quarter of each year.

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

PREPAID PENSION COSTS

Prepaid pension costs increased $6.7 million from December 31, 2002 to September 30, 2003, due primarily to $15.0 million in contributions made to its non-union pension plan during the second quarter of 2003, offset in part by pension expense of $8.3 million recorded during the first nine months of 2003.

OTHER ASSETS

Other assets increased $12.4 million from December 31, 2002 to September 30, 2003, due primarily to participant deferrals and related Company deposits into the Company's Voluntary Savings Plan or related trusts.

ACCOUNTS PAYABLE

Accounts payable increased $11.8 million from December 31, 2002 to September 30, 2003, due primarily to the accrual of $8.0 million at September 30, 2003 for the purchase of revenue equipment.

ACCRUED EXPENSES

Accrued expenses increased $7.0 million from December 31, 2002 to September 30, 2003, due to a $4.0 million increase in required reserves for loss, injury and damage claims and due to a $3.0 million increase in accrued salaries and wages. Loss, injury and damage claims have increased as a result of a deterioration in workers' compensation claims experience in the first quarter of 2003 and due to an increase in the Company's self-insured retention levels. Accrued salaries and wages increased due primarily to holiday pay accruals for which there is no balance at year end.

OTHER LIABILITIES

Other liabilities increased $5.5 million from December 31, 2002 to September 30, 2003, due primarily to participant deferrals and related Company deposits into the Company's Voluntary Savings Plan or related trusts and increases in post-retirement medical benefit reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - continued

DEFERRED INCOME TAX LIABILITIES

Deferred income tax liabilities increased $8.9 million from December 31, 2002 to September 30, 2003, due primarily to capital expenditures for revenue equipment, which is subject to accelerated tax depreciation, and the contributions to the non-union pension plans.

ACCUMULATED OTHER COMPREHENSIVE LOSS

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap was to limit the Company's exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.775% at September 30, 2003 and 0.825% at December 31, 2002). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note E). Details regarding the swap, as of September 30, 2003, are as follows:

   NOTIONAL                                 RATE                         RATE                      FAIR
    AMOUNT           MATURITY               PAID                       RECEIVED                VALUE (2)(3)
    ------           --------               ----                       --------                ------------
$110.0 million     April 1, 2005    5.845% Plus Credit            LIBOR rate (1)             ($7.7) million
                                    Agreement Margin (0.775%)     Plus Credit Agreement
                                                                  Margin (0.775%)

(1) LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2) The fair value is an amount estimated by Societe Generale ("process agent") that the Company would have paid at September 30, 2003 to terminate the agreement.

(3) The swap value changed from ($9.9) million at December 31, 2002. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

OTHER MARKET RISKS

Since December 31, 2002, there have been no significant changes in the Company's other market risks, as reported in the Company's Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

     (a) EXHIBITS.

         31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K.

         The Company filed Form 8-K dated July 18, 2003, for Item No. 9 - Information being provided under Item 12. The information furnished announced the Company's second quarter 2003 earnings.

         The Company filed Form 8-K dated July 23, 2003, for Item No. 5 - Other Events. The filing announced the Company's quarterly cash dividend.

         The Company filed Form 8-K dated September 30, 2003, for Item No. 5 - Other Events and Regulation FD Disclosure. The filing announced that the Company had amended and restated its existing three-year $225 million Credit Agreement dated as of May 15, 2002. The amended and restated Credit Agreement extended the original maturity date for two years, to May 15, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ARKANSAS BEST CORPORATION
                                                 (Registrant)

Date: October 31, 2003                    /s/ David E. Loeffler
                                          -------------------------------------
                                          David E. Loeffler
                                          Vice President-Treasurer, Chief
                                          Financial Officer and Principal
                                          Accounting Officer