Form 10-K
period 2003-12-31
ARKANSAS BEST CORP /DE/
filed 2004-03-01
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year December 31, 2003.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-19969

ARKANSAS BEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0673405

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas	72903

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       479-785-6000

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value	Nasdaq Stock Market/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 27, 2004, was $610,917,903.

The number of shares of Common Stock, $.01 par value, outstanding as of February 27, 2004, was 24,961,367.

Documents incorporated by reference into the Form 10-K:

1)	The following sections of the 2003 Annual Report to Stockholders:

-	Market and Dividend Information
-	Selected Financial Data
-	Management’s Discussion and Analysis of Financial Condition and Results of Operations
-	Quantitative and Qualitative Disclosures About Market Risk
-	Financial Statements and Supplementary Data

2)	Proxy Statement for the Annual Stockholders’ meeting to be held April 27, 2004.	INTERNET:www.arkbest.com

ARKANSAS BEST CORPORATION

FORM 10-K

PART I

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Arkansas Best Corporation’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1, “Business.”

ITEM 1. BUSINESS

(a)	General Development of Business

Corporate Profile

Arkansas Best Corporation (the “Company”) is a diversified holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”); Clipper Exxpress Company (“Clipper”) (see Note D of the registrant’s Annual Report regarding the sale and exit of Clipper’s LTL division); FleetNet America, Inc. (“FleetNet”); and until August 1, 2001, G.I. Trucking Company (“G.I. Trucking”) (see Note S).

Historical Background

The Company was publicly owned from 1966 until 1988, when it was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P. (“Kelso”).

In 1992, the Company completed a public offering of Common Stock, par value $.01 (the “Common Stock”). The Company also repurchased substantially all of the remaining shares of Common Stock beneficially owned by Kelso, thus ending Kelso’s investment in the Company.

In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (“Preferred Stock”). The Company’s Preferred Stock was traded on The Nasdaq National Market (“Nasdaq”) under the symbol “ABFSP.”

On July 10, 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. As of December 31, 2000, the Company had outstanding 1,390,000 shares of Preferred Stock.

On August 13, 2001, the Company announced the call for redemption of its Preferred Stock. As of August 10, 2001, 1,390,000 shares of Preferred Stock were outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. A total of 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their Preferred Stock. The Company delisted its Preferred Stock trading on Nasdaq under the symbol “ABFSP” on September 12, 2001, eliminating the Company’s annual dividend requirement.

In August 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation (“WorldWay”), at a price of $11 per share (the “Acquisition”). WorldWay was a publicly held company engaged through its subsidiaries in motor carrier operations. The total purchase price of WorldWay amounted to approximately $76.0 million.

ITEM 1. BUSINESS – continued

During the first half of 1999, the Company acquired 2,457,000 shares of Treadco common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company. On September 13, 2000, Treadco entered into a joint venture agreement with The Goodyear Tire & Rubber Company (“Goodyear”) to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC (“Wingfoot”). The transaction closed on October 31, 2000.

On April 28, 2003, the Company sold its 19.0% ownership interest in Wingfoot to Goodyear for a cash price of $71.3 million (see Note E).

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”) (see Note S).

On December 31, 2003, Clipper Exxpress Company closed the sale of all customer and vendor lists related to Clipper’s LTL freight business to Hercules Forwarding Inc. of Vernon, California for $2.7 million in cash (see Note D). With this sale, Clipper exited the LTL business.

(b)	Financial Information about Industry Segments

The response to this portion of Item 1 is included in “Note M – Operating Segment Data” of the registrant’s Annual Report to Stockholders for the year ended December 31, 2003, and is incorporated herein by reference under Item 15.

(c)	Narrative Description of Business

General

During the periods being reported on, the Company operated in three reportable operating segments: (1) ABF; (2) G.I. Trucking (which was sold on August 1, 2001) (see Note S); and (3) Clipper (see Note D). Note M to the Consolidated Financial Statements contains additional information regarding the Company’s operating segments for the year ended December 31, 2003, and is incorporated herein by reference under Item 15.

Employees

At December 31, 2003, the Company and its subsidiaries had a total of 11,856 employees of which approximately 73.0% are members of labor unions.

Motor Carrier Operations

Less-Than-Truckload Motor Carrier Operations

General

The Company’s less-than-truckload (“LTL”) motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. (“ABF-BC”), ABF Freight System Canada, Ltd. (“ABF-Canada”), ABF Cartage, Inc. (“Cartage”), Land-Marine Cargo, Inc. (“Land-Marine”), FreightValue, Inc. (“FreightValue”) and ABF Freight System de Mexico, Inc. (“ABF-Mexico”) (collectively “ABF”) and until August 1, 2001, G.I. Trucking Company (see Note S).

ITEM 1. BUSINESS – continued

LTL carriers offer services to shippers, transporting a wide variety of large and small shipments to geographically dispersed destinations. LTL carriers pick up shipments throughout the vicinity of a local terminal and consolidate them at the terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various locations can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling.

Competition, Pricing and Industry Factors

The trucking industry is highly competitive. The Company’s LTL motor carrier subsidiaries actively compete for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. In general, most of the principal motor carriers use similar tariffs to rate less-than-truckload shipments. Competition for freight revenue, however, has resulted in discounting which effectively reduces prices paid by shippers. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts.

The trucking industry, including the Company’s LTL motor carrier subsidiaries, is directly affected by the state of the overall U.S. economy. The trucking industry faces rising costs including government regulations on safety, maintenance and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.

One of ABF’s major competitors, Consolidated Freightways Corporation (“CF”), filed for bankruptcy protection and ceased operations in early September 2002. CF’s operations were estimated to be two times the size of ABF’s. The closing of CF resulted in a temporary capacity reduction within the LTL trucking industry and, as a result, the competitive pricing environment became more stable during the fourth quarter of 2002.

On July 8, 2003, Yellow Corporation announced that it had entered into a definitive agreement to acquire Roadway Corporation. The acquisition was completed in December 2003. Yellow Corporation and Roadway Corporation are ABF’s primary competitors. Management of the Company expects that the combining of these two companies could, over time, result in opportunities for additional business for ABF and improved pricing due to eventual reductions in industry capacity, although there is no certainty that the impact on the Company will be favorable.

Effective January 4, 2004, ABF adopted the new Hours of Service rules as prescribed by the U.S. Department of Transportation. The new rules reduce the number of hours a driver can be on duty from 15 to 14 but increase the number of driving hours, during that tour of duty, from 10 to 11. In addition, the new rules require the rest period between driving tours to be 10 hours as opposed to 8. The new rules also provide for a “restart” provision, which states that a driver can be on duty for 70 hours in 8 days, but if the driver has 34 consecutive hours off duty, for any reason, he “restarts” at zero hours. The operational impact on ABF’s over-the-road line-haul relay network will be modest, although ABF anticipates a small decline in driver and equipment utilization, offset by the opportunity to further improve transit times. The truckload industry anticipates significantly higher costs associated with driver pay, customer delays and increased charges for stop-off and detention services. As a result, ABF believes that opportunities will exist to handle some larger shipments that have recently been moving by truckload carriers.

ITEM 1. BUSINESS – continued

Insurance, Safety and Security

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $150,000 of each cargo loss, $1,000,000 of each workers’ compensation loss and $1,000,000 of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note R). The Company pays premiums to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these self-insured states, depending on each state’s rules, the guaranty funds will pay excess claims if the insurer cannot due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate coverage for 2004 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.

Since 2001, ABF has been subject to cargo security and transportation regulations issued by the Transportation Security Administration. Since 2002, ABF has been subject to regulations issued by the Department of Homeland Security. ABF is not able to accurately predict how recent events will affect government regulation and the transportation industry. However, ABF believes that any additional security measures that may be required by future regulations could result in additional costs and could have an adverse impact on its financial condition, cash flows and results of operations.

ABF Freight System, Inc.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for approximately 90.0% of the Company’s consolidated revenues for 2003. ABF is one of North America’s largest LTL motor carriers, based on revenues for 2003 as reported to the U.S. Department of Transportation (“D.O.T.”). ABF provides direct service to over 98.6% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 40,000 points through 290 terminals in all 50 states, Canada and Puerto Rico. Through an alliance and relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.

ABF offers national, interregional and regional transportation of general commodities through standard, expedited and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value and commodities in bulk. ABF’s general commodities shipments differ from shipments of bulk raw materials, which are commonly transported by railroad, pipeline and water carrier.

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2003, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for less than 10.0% of ABF’s revenues.

Employees

At December 31, 2003, ABF employed 11,264 persons. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2003, such costs amounted to 65.1% of ABF’s revenues. Approximately 77.0% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). On March 28, 2003, the IBT announced the ratification of its

ITEM 1. BUSINESS – continued

National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% - 3.4%. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”) pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”) substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their proportionate share of the plan’s unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans (see Note L for more specific disclosures regarding the Central States Pension Fund).

Three of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than nonunion companies. Union companies also experience lower employee turnover and higher productivity compared to some nonunion firms. Due to its national reputation and its high pay scale, ABF has not historically experienced any significant difficulty in attracting or retaining qualified employees.

G.I. Trucking Company

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes (see Note S).

Intermodal Operations

General

The Company’s intermodal transportation operations are conducted through Clipper Exxpress Company (“Clipper”). Headquartered in Lemont, Illinois, Clipper offers domestic intermodal freight services, utilizing a variety of transportation modes including rail and over-the-road. Clipper’s revenues accounted for approximately 8.0% of consolidated revenues for 2003. During the year ended December 31, 2003, Clipper’s largest customer accounted for approximately 16.0% of its revenues.

On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to its LTL freight business to Hercules Forwarding Inc. of Vernon, California for $2.7 million in cash. With this sale, Clipper exited the LTL business (see Note D). Clipper’s LTL operation accounted for approximately 30.0% of its 2003 revenues.

Clipper provides a variety of transportation services such as intermodal and truck brokerage, warehousing, consolidation, transloading, repacking, and other ancillary services. As an intermodal marketing operation, Clipper arranges for loads to be picked up by a drayage company, tenders them to a railroad, and then arranges for a drayage company to deliver the shipment on the other end of the move. Clipper’s role in this process is to select the most cost-effective means to provide quality service and to expedite movement of the loads at various interface points to ensure seamless door-to-door transportation.

ITEM 1. BUSINESS – continued

Clipper also provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. As of December 31, 2003, Clipper owned 570 temperature-controlled trailers that it deployed in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper services also include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

Competition, Pricing and Industry Factors

Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders and railroads. Intermodal transportation operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger during the months of June through October. Freight shipments, operating costs and earnings are also affected by the state of the overall U.S. economy and inclement weather. The reliability of rail service is also a critical component of Clipper’s ability to provide service to its customers.

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company’s subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 75 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act or other federal or state environmental statutes at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $130,000 over the last 10 years primarily at seven sites), or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

As of December 31, 2003, the Company has accrued approximately $2.9 million to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the actual liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

ITEM 1. BUSINESS – continued

(d)	Financial Information About Geographic Areas

Classifications of operations or revenues by geographic location beyond the descriptions previously provided is impractical and is, therefore, not provided. The Company’s foreign operations are not significant.

(e)	Available Information

The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, proxy and information statements and other information electronically with the Securities and Exchange Commission (“SEC”). All reports and financial information can be obtained, free of charge, through the Company’s Web site located at www.arkbest.com or through the SEC Web site located at www.sec.gov as soon as reasonably practical after such material is electronically filed with the SEC.

ITEM 2. PROPERTIES

The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 185,000 square feet.

ABF

ABF currently operates out of 290 terminal facilities of which it owns 73, leases 45 from an affiliate and leases the remainder from non-affiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage

Owned:
Dayton, Ohio	330	249,765
Ellenwood, Georgia	226	153,209
South Chicago, Illinois	274	152,990
Carlisle, Pennsylvania	260	156,468
Dallas, Texas	194	144,170
Leased from affiliate, Transport Realty:
North Little Rock, Arkansas	196	148,712
Albuquerque, New Mexico	85	71,004
Leased from non-affiliate:
Winston-Salem, North Carolina	150	160,700
Salt Lake City, Utah	92	44,400

Clipper

Clipper operates from 4 leased locations which include Lemont, Illinois; Fresno, California; San Diego, California and Devon, Pennsylvania.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. None of these legal actions are expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company maintains insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company has accruals for certain legal and environmental exposures.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Market and Dividend Information” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2003, is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Data” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2003, is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2003, is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

“Quantitative and Qualitative Disclosures About Market Risk,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2003, is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of independent auditors, consolidated financial statements and supplementary information, appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Election of Directors,” “Directors of the Company,” “Board of Directors and Committees,” “Executive Officers of the Company” “General Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (“Definitive Proxy Statement”) set forth certain information with respect to the directors, the nominee for election as director and executive officers of the Company and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections entitled “Summary Compensation Table,” “Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year-End Options/SAR Values,” “Stock Option/SAR Grants,” “Compensation Committee Interlocks and Insider Participation,” “Retirement and Savings Plans,” “Employment Contracts and Termination of Employment and Change-in-Control Arrangements,” the paragraph concerning directors’ compensation in the section entitled “Board of Directors and Committees,” “Report on Executive Compensation by the Compensation Committee” and “Stock Performance Graph” in the Company’s Definitive Proxy Statement set forth certain information with respect to compensation of management of the Company and are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “Equity Compensation Plan Information” in the Company’s Definitive Proxy Statement set forth certain information with respect to the ownership of the Company’s voting securities and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Transactions and Relationships” in the Company’s Definitive Proxy Statement sets forth certain information with respect to relations of and transactions by management of the Company and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” in the Company’s Definitive Proxy Statement sets forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

The following information appearing in the 2003 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit 13:

Market and Dividend Information
Selected Financial Data
Management’s Discussion and Analysis of
  Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Report of Independent Auditors
Consolidated Financial Statements
Quarterly Results of Operations

With the exception of the aforementioned information, the 2003 Annual Report to Stockholders is not deemed filed as part of this report. Financial statements other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2003 Annual Report to Stockholders.

(a)(2)	Financial Statement Schedules

For the years ended December 31, 2003, 2002, and 2001.
Schedule II – Valuation and Qualifying Accounts and Reserves	Page 16

Schedules other than those listed are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits filed with this report are listed in the Exhibit Index, which is submitted as a separate section of this report.

(b)	Reports on Form 8-K

The Company filed Form 8-K dated October 23, 2003, for Item No. 5 – Other Events. The filing announced the Company’s quarterly cash dividend.

The Company filed Form 8-K dated December 2, 2003, for Item No. 9 – Regulation FD Disclosure. The filing announced that one of the Company’s subsidiaries, Clipper Exxpress Company, had reached an agreement to sell all customer and vendor lists related to Clipper’s LTL freight business to Hercules Forwarding Inc. for $2.6 million in cash.

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

David E. Loeffler
Senior Vice President - Chief Financial
Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/William A. Marquard William A. Marquard	Chairman of the Board, Director	February 14, 2004

/s/Robert A. Young, III Robert A. Young, III	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2004

/s/David E. Loeffler David E. Loeffler	Senior Vice President - Chief Financial Officer and Treasurer	February 26, 2004

/s/Frank Edelstein Frank Edelstein	Director	February 17, 2004

/s/John H. Morris John H. Morris	Director	February 18, 2004

/s/Alan J. Zakon Alan J. Zakon	Director	February 19, 2004

/s/William M. Legg William M. Legg	Director	February 17, 2004

/s/Fred A. Allardyce Fred A. Allardyce	Director	February 18, 2004

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C	Column D		Column E		Column F

			Additions
	Balance at	Charged to	charged to
	beginning	costs and	other accounts		Deductions -		Balance at
Description	of period	expenses	describe		describe		end of period

			($ thousands)
Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful
accounts receivable
and revenue adjustments	$2,942	$1,556	$1,474	(A)	$2,414	(B)	$3,558

Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful
accounts receivable
and revenue adjustments	$3,483	$1,593	$958	(A)	$3,092	(B)	$2,942

Year Ended December 31, 2001:
Deducted from asset accounts:
Allowance for doubtful					$274	(C)
accounts receivable
and revenue adjustments	$4,595	$2,966	$1,104	(A)	4,908	(B)	$3,483

Note A - Recoveries of amounts previously written off.
Note B - Uncollectible accounts written off.
Note C - The allowance for doubtful accounts for G.I. Trucking, as of the date of the sale (see Note S).

FORM 10-K — ITEM 15(c)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION

The following exhibits are filed with this report or are incorporated by reference to previously filed material.

Exhibit
No.
3.1*	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

4.1*	Form of Indenture, between the Company and Harris Trust and Savings Bank, with respect to $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (previously filed as Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on January 26, 1993, Commission File No. 33-56184, and incorporated herein by reference).

4.2*	Indenture between Carolina Freight Corporation and First Union National Bank, Trustee with respect to 6 1/4% Convertible Subordinated Debentures Due 2011 (previously filed as Exhibit 4-A to the Carolina Freight Corporation’s Registration Statement on Form S-3 filed with the Commission on April 11, 1986, Commission File No. 33-4742, and incorporated herein by reference).

10.1*#	Stock Option Plan (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2*	First Amendment dated as of January 31, 1997 to the $346,971,321 Amended and Restated Credit Agreement dated as of February 21, 1996, among the Company as Borrower, Societe Generale as Managing Agent and Administrative Agent, NationsBank of Texas, N.A. as Documentation Agent and the Banks named herein as the Banks (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 27, 1997, Commission File No. 0-19969, and incorporated herein by reference).

10.3*	First Amendment dated as of January 31, 1997, to the $30,000,000 Credit Agreement dated as of February 21, 1996, among the Company as Borrower, Societe Generale as Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 27, 1997, Commission File No. 0-19969, and incorporated herein by reference).

10.4*#	Arkansas Best Corporation Performance Award Unit Program effective January 1, 1996 (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 0-19969, and incorporated herein by reference).

10.5*	Second Amendment, dated July 15, 1997, to the $346,971,312 Amended and Restated Credit Agreement among the Company as Borrower, Societe Generale as Managing Agent and Administrative Agent, NationsBank of Texas, N.A., as Documentation Agent, and the Banks named herein as the Banks (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 1, 1997, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(c)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.
10.6*	Interest rate swap Agreement effective April 1, 1998 on a notional amount of $110,000,000 with Societe Generale (previously filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 13, 1998, Commission File No. 0-19969, and incorporated herein by reference).

10.7*	$250,000,000 Credit Agreement dated as of June 12, 1998 with Societe Generale as Administrative Agent and Bank of America National Trust Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents (previously filed as Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 6, 1998, Commission File No. 0-19969, and incorporated herein by reference).

10.8*#	The Company’s Supplemental Benefit Plan (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on December 22, 1999, Commission File No. 333-93381, and incorporated herein by reference).

10.9*	The Company’s National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 1998 through March 31, 2003.

10.10*	First amendment dated as of February 12, 1999, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Societe Generale, Southwest Agency, as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

10.11*	Amendment dated March 15, 1999, to Amendment No. 1 dated as of February 12, 1999, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Societe Generale, Southwest Agency, as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents.

10.12*	Second amendment dated as of August 2, 2000, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Wells Fargo Bank (Texas), N.A., as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents, as amended by Amendment No. 1 and Consent and Waiver dated as of February 12, 1999 and Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999.

10.13*	Third amendment dated as of September 30, 2000, to the $250,000,000 Credit Agreement dated as of June 12, 1998, among the Company as Borrower; Wells Fargo Bank (Texas), N.A., as Administrative Agent; and Bank of America National Trust and Savings Association and Wells Fargo Bank (Texas), N.A., as Co-Documentation Agents, as amended by Amendment No. 1 and Consent and Waiver dated as of February 12, 1999, Amendment to Amendment No. 1 and Consent and Waiver dated as of March 15, 1999, and Amendment No. 2 dated as of August 2, 2000 (as amended, the “Credit Agreement”).

FORM 10-K — ITEM 15(c)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.
10.14*	Agreement dated September 13, 2000, by and among The Goodyear Tire & Rubber Company and Treadco, Inc., a wholly owned subsidiary of Arkansas Best Corporation.

10.15*	Stock Purchase Agreement by and between Arkansas Best Corporation and Estes Express Lines dated as of August 1, 2001.

10.16*#	Letter re: Proposal to adopt the Company’s 2002 Stock Option Plan

10.17*	Amended and Restated Bylaws of the Company dated as of February 17, 2003.

10.18*	$225 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on May 17, 2002, Commission File No. 0-19969 and incorporated herein by reference).

10.19*	$225 million Amended and Restated Credit Agreement dated as of September 26, 2003 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD. as Co-Documentation Agents. (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on September 30, 2003, Commission File No. 0-19969 and incorporated herein by reference).

13	2003 Annual Report to Stockholders

21	List of Subsidiary Corporations

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

# Designates a compensation plan for Directors or Executive Officers.