Form 10-Q
period 2004-03-31
ARKANSAS BEST CORP /DE/
filed 2004-05-04
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-19969

ARKANSAS BEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	6711	71-0673405

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code No.)	(I.R.S. Employer Identification No.)

3801 Old Greenwood Road
Fort Smith, Arkansas 72903
(479) 785-6000

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Not Applicable

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2004

Common Stock, $.01 par value	24,976,367 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2004	2003
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,023	$5,251
Accounts receivable, less allowances (2004 – $3,323; 2003 – $3,558)	133,041	132,320
Prepaid expenses	14,412	8,600
Deferred income taxes	27,847	27,006
Federal and state income taxes prepaid	1,696	—
Other	3,196	3,400

TOTAL CURRENT ASSETS	188,215	176,577

PROPERTY, PLANT AND EQUIPMENT
Land and structures	218,839	215,476
Revenue equipment	373,656	370,102
Service, office and other equipment	108,522	107,066
Leasehold improvements	13,148	13,048

	714,165	705,692
Less allowances for depreciation and amortization	369,415	358,564

	344,750	347,128

PREPAID PENSION COSTS	30,516	32,887

OTHER ASSETS	67,653	68,572

ASSETS HELD FOR SALE	8,175	8,183

GOODWILL, less accumulated amortization (2004 and 2003 – $32,037)	63,871	63,878

	$703,180	$697,225

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS - continued

	March 31	December 31
	2004	2003
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$8,341	$8,861
Accounts payable	62,070	55,764
Federal and state income taxes	—	2,816
Accrued expenses	131,676	125,148
Current portion of long-term debt	366	353

TOTAL CURRENT LIABILITIES	202,453	192,942

LONG-TERM DEBT, less current portion	1,760	1,826

FAIR VALUE OF INTEREST RATE SWAP	5,464	6,330

OTHER LIABILITIES	63,369	66,284

DEFERRED INCOME TAXES	30,662	29,106

FUTURE MINIMUM RENTAL COMMITMENTS, NET (2004 – $49,357; 2003 – $49,615)	—	—

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2004: 25,367,549 shares; 2003: 25,295,984 shares	254	253
Additional paid-in capital	218,928	217,781
Retained earnings	194,081	192,610
Treasury stock, at cost, 2004: 391,182 shares; 2003: 259,782 shares	(9,683)	(5,807)
Accumulated other comprehensive loss	(4,108)	(4,100)

TOTAL STOCKHOLDERS’ EQUITY	399,472	400,737

	$703,180	$697,225

See notes to consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2004	2003
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$374,844	$366,139

OPERATING EXPENSES AND COSTS	366,554	356,285

OPERATING INCOME	8,290	9,854

OTHER INCOME (EXPENSE)
Net losses on sales of property and other	(56)	—
Fair value changes and payments on interest rate swap(1)	(438)	(9,036)
Interest expense	(71)	(1,940)
Other, net	(253)	(112)

	(818)	(11,088)

INCOME (LOSS) BEFORE INCOME TAXES (CREDIT)	7,472	(1,234)

FEDERAL AND STATE INCOME TAXES
Current	2,305	(175)
Deferred	706	(325)

	3,011	(500)

NET INCOME (LOSS)	$4,461	$(734)

NET INCOME (LOSS) PER COMMON SHARE
Basic:
NET INCOME (LOSS) PER SHARE	$0.18	$(0.03)

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,984,285	24,892,430

Diluted:
NET INCOME (LOSS) PER SHARE	$0.18	$(0.03)

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,389,786	24,892,430

CASH DIVIDENDS PAID PER COMMON SHARE	$0.12	$0.08

See notes to consolidated financial statements.

(1)	The first quarter 2003 includes a pre-tax noncash charge of $8.5 million, due to no longer forecasting interest payments on $110.0 million of borrowings (see Note G).

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Loss (b)	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2003	25,296	$253	$217,781	$192,610	$(5,807)	$(4,100)	$400,737
Net income	—	—	—	4,461	—	—	4,461
Change in foreign currency translation, net of taxes of $6(a)	—	—	—	—	—	(8)	(8)

Comprehensive income(c)							4,453

Issuance of common stock	72	1	1,147	—	–-	—	1,148
Purchase of treasury stock	—	—	—	—	(3,876)	—	(3,876)
Dividends paid on common stock	—	—	—	(2,990)	—	—	(2,990)

Balances at March 31, 2004	25,368	$254	$218,928	$194,081	$(9,683)	$(4,108)	$399,472

See notes to consolidated financial statements.

(a)	The accumulated loss from the foreign currency translation in accumulated other comprehensive loss is $0.2 million, net of tax benefits of $0.2 million at December 31, 2003 and $0.3 million, net of tax benefits of $0.2 million at March 31, 2004.

(b)	The minimum pension liability included in accumulated other comprehensive loss is $3.9 million, net of tax benefits of $2.5 million at both December 31, 2003 and March 31, 2004.

(c)	Total comprehensive income for the three months ended March 31, 2003 was $5.1 million.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2004	2003
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income (loss)	$4,461	$(734)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,317	12,332
Other amortization	73	86
Provision for losses on accounts receivable	558	176
Provision for deferred income taxes	706	(325)
Fair value of interest rate swap	(866)	9,036
Loss on sales of assets and other	24	126
Changes in operating assets and liabilities:
Receivables	(1,331)	(1,991)
Prepaid expenses	(5,813)	(8,080)
Other assets	2,935	(5,510)
Accounts payable, bank drafts payable, taxes payable, accrued expenses and other liabilities	5,747	(118)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,811	4,998

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10,054)	(7,574)
Proceeds from asset sales	287	253
Capitalization of internally developed software and other	(1,096)	(893)

NET CASH USED BY INVESTING ACTIVITIES	(10,863)	(8,214)

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	33,800	9,700
Payments under revolving credit facilities	(33,800)	(34,700)
Payments on long-term debt	(54)	(47)
Net decrease in bank overdraft	(405)	(3,351)
Dividends paid on common stock	(2,990)	(1,992)
Purchase of treasury stock	(3,876)	(2,344)
Other, net	1,149	347

NET CASH USED BY FINANCING ACTIVITIES	(6,176)	(32,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,772	(35,603)
Cash and cash equivalents at beginning of period	5,251	39,644

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,023	$4,041

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2004

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the “Company”) is a diversified holding company engaged through its subsidiaries primarily in motor carrier and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”); Clipper Exxpress Company (“Clipper”); and FleetNet America, Inc. (“FleetNet”).

On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%. Approximately 77.0% of ABF’s employees are covered by the agreement. Carrier members of the MFCA ratified the agreement on the same date.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On January 23, 2003, the Board approved the Company’s repurchase from time to time, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. During the first quarter of 2004, the Company made open-market purchases, totaling 131,400 shares, of its Common Stock for a total purchase price of $3.9 million. In May 2004, subsequent to the quarter end, the Company made additional open market purchases of 62,000 shares for a total price of $1.6 million. These common shares were added to the Company’s treasury stock. Since February 2003, the Company has purchased a total of 393,400 shares, totaling $10.4 million.

On January 28, 2004, the Company announced that its Board had increased its quarterly cash dividend from eight cents per share to twelve cents per share. The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto:

	2004	2003
Quarterly dividend per common share	$0.12	$0.08
First quarter	$3.0 million	$2.0 million
Second quarter	$3.0 million	$2.0 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accounting Policies

Revenue Recognition: Revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. The Company reports revenue and purchased transportation expense on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The 2003 statement of operations includes a reclassification to report revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor. The amount reclassified was $6.6 million in the first quarter 2003. The comparable amount for the first quarter 2004 was $6.4 million. There was no impact on ABF’s operating income and only a slight impact on ABF’s operating ratio as a result of this reclassification.

NOTE C – STOCK-BASED COMPENSATION

The Company maintains three stock option plans which provide for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan is a broad-based plan that allows for the granting of 1.0 million options. The 2002 Stock Option Plan allows for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of March 31, 2004, the Company had not elected to treat any exercised options as Employer SARs. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered, thereby becoming exercisable at that time and with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options or SARs are granted for a term of 10 years. The options or SAR’s granted during 2004 and 2003, under each plan, are as follows:

	2004	2003
2000 Non-Qualified Stock Option Plan – Options	49,000	143,500
2002 Stock Option Plan – Options/SAR’s	277,000	182,500

The Company accounts for stock options under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. No stock-based employee compensation expense is reflected in net income, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The Company has elected to use the APB 25 intrinsic value method because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, requires the use of theoretical option valuation models, such as the Black-Scholes model, that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options is estimated at the date of grant, using a Black-Scholes option pricing model. The Company’s pro forma assumptions for 2004 and 2003 are as follows:

	2004	2003
Risk free rates	2.9%	2.7%
Volatility	53.6%	56.2%
Weighted average life	4 years	4 years
Dividend yields	1.7%	1.2%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 to stock-based employee compensation (in thousands except for earnings-per-share information):

	March 31
	2004	2003
Net income (loss) – as reported	$4,461	$(734)
Less total stock option expense determined under fair value-based methods for all awards, net of tax benefits	(943)	(882)

Net income (loss) – pro forma	$3,518	$(1,616)

Net income (loss) per share – as reported (basic)	$0.18	$(0.03)

Net income (loss) per share – as reported (diluted)	$0.18	$(0.03)

Net income (loss) per share – pro forma (basic)	$0.14	$(0.06)

Net income (loss) per share – pro forma (diluted)	$0.14	$(0.06)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE D - RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft on Share-Based Payments, which is a proposed amendment to FAS 123. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for fiscal years beginning after December 15, 2004.

If the exposure draft is issued in final form, the Company will be required to expense the fair value of the stock options granted beginning January 1, 2005 and the fair value of unvested prior grants. The expense for these options will occur over the option vesting period. The Company’s 2003 Annual Report on Form 10-K includes proforma information in Note B regarding the impact of expensing stock options on the Company’s net income and earnings per share for prior years.

NOTE E - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

Various legal actions, the majority of which arise in the normal course of business, are pending. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company has accruals for certain legal and environmental exposures. None of these legal actions is expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 80 underground tanks located in 26 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $130,000 over the last 10 years primarily at eight sites) or believes its obligations, other than those specifically accrued for, with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

As of March 31, 2004 and December 31, 2003, the Company has accrued approximately $3.2 million and $2.9 million, respectively, to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the actual liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended March 31
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2004	2003	2004	2003	2004	2003
	($ thousands)
Service cost	$2,123	$1,657	$185	$171	$37	$30
Interest cost	2,420	2,313	305	432	238	245
Expected return on plan assets	(3,138)	(2,400)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(64)	(64)	34	34
Amortization of prior service cost (credit)	(230)	(230)	390	390	33	33
Recognized net actuarial loss and other	1,197	1,099	340	151	255	186

Net periodic benefit cost	$2,370	$2,437	$1,156	$1,080	$597	$528

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected its 2004 full-year pension expense to be between $6.0 and $7.0 million. The Company’s full-year 2004 pension expense will be $9.5 million. The increase in actual 2004 expense versus the previously disclosed estimate is due to errors in the estimate provided by the Company’s actuarial firm. Full-year 2004 expense of $9.5 million compares to $11.1 million for the year ended December 31, 2003. The Company anticipates making a $1.0 million to $2.0 million tax-deductible contribution to its pension plan in the second quarter of 2004.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation may eventually reduce the Company’s costs for its postretirement health benefit plan. At this point, the Company’s investigation into the effects of the legislation is preliminary, as guidance is awaited from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions, as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that the Company’s postretirement health benefit plan could possibly need to be changed in order to qualify for beneficial treatment under the Act. Because of various uncertainties related to the effects of this legislation and the appropriate accounting methodology, the Company has elected to defer financial recognition of this legislation until the FASB issues final accounting guidance. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-1.

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

On February 23, 1998, the Company entered into an interest rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. Until March 19, 2003 the interest rate swap was designated as a cash flow hedge of the variable 30-day LIBOR-based interest rate payments on $110.0 million of borrowings under the Company’s $225.0 million Credit Agreement (“Credit Agreement”). Under the swap agreement, the Company pays a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.775% at both March 31, 2004 and December 31, 2003) and receives 30-day LIBOR on the $110.0 million notional amount.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

On March 19, 2003, the Company announced its intention to sell its 19.0% ownership interest in Wingfoot Commercial Tire Systems, LLC (“Wingfoot”) to the Goodyear Tire & Rubber Company (“Goodyear”) and use the proceeds to pay down Credit Agreement borrowings. As a result, the Company forecasted Credit Agreement borrowings to be below the $110.0 million level and reclassified the majority of the negative fair value of the swap on March 19, 2003 of $8.5 million (pre-tax), or $5.2 million net of taxes, from accumulated other comprehensive loss into earnings on the income statement. The transaction closed on April 28, 2003 and management used the proceeds received from Goodyear to pay down its Credit Agreement borrowings below the $110.0 million level. Changes in the fair value of the interest rate swap since March 19, 2003 have been accounted for in the Company’s income statement. Future changes in the fair value of the interest rate swap will be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date.

The fair value of the interest rate swap reflected on the Company’s balance sheet at March 31, 2004 and December 31, 2003 is a liability of $5.5 million and $6.3 million, respectively, which represents the amount the Company would have had to pay if it had terminated the swap as of those dates.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2004	2003
	($ thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share – Net income (loss) for common stockholders	$4,461	$(734)

Denominator:
Denominator for basic earnings per share – weighted average shares	24,984,285	24,892,430
Effect of dilutive securities:
Employee stock options	405,501	-–

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	25,389,786	24,892,430

NET INCOME (LOSS) PER COMMON SHARE
Basic:
Net income (loss) per share	$0.18	$(0.03)

Diluted:
Net income (loss) per share	$0.18	$(0.03)

At March 31, 2004 and 2003 respectively, the Company had outstanding 228,121 and 302,036 in stock options granted that were antidilutive and, therefore were not included in the diluted earnings per share calculations for either period presented.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I – OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operating segments.

During the periods being reported on, the Company operated in two reportable operating segments: (1) ABF and (2) Clipper.

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses. Intersegment revenues and expenses are not significant.

Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical and are, therefore, not provided. The Company’s foreign operations are not significant.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses and operating income:

	Three Months Ended
	March 31
	2004	2003
	($ thousands)
OPERATING REVENUES
ABF Freight System, Inc.	$346,112	$330,779
Clipper	20,906	28,492
Other revenues and eliminations	7,826	6,868

Total consolidated operating revenues	$374,844	$366,139

OPERATING EXPENSES AND COSTS
ABF Freight System, Inc.
Salaries, wages and benefits	$229,306	$217,943
Supplies and expenses	46,669	43,748
Operating taxes and licenses	10,277	9,683
Insurance	5,218	5,593
Communications and utilities	3,833	3,811
Depreciation and amortization	11,560	10,457
Rents and purchased transportation	29,525	27,709
Other	1,016	619
(Gain) loss on sale of equipment	(35)	127

	337,369	319,690

Clipper
Cost of services	19,291	24,977
Selling, administrative and general	2,188	4,002
Loss on sale of equipment	2	-–

	21,481	28,979

Other expenses and eliminations	7,704	7,616

Total consolidated operating expenses and costs	$366,554	$356,285

OPERATING INCOME (LOSS)
ABF Freight System, Inc.	$8,743	$11,089
Clipper	(575)	(487)
Other and eliminations	122	(748)

Total consolidated operating income	$8,290	$9,854

TOTAL CONSOLIDATED OTHER EXPENSE
Net losses on sales of property and other	$(56)	$-–
Fair value changes and payments on interest rate swap	(438)	(9,036)
Interest expense	(71)	(1,940)
Other, net	(253)	(112)

	$(818)	$(11,088)

TOTAL CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAXES	$7,472	$(1,234)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s accounting estimates that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described as follows:

Management of the Company utilizes a bill-by-bill analysis to establish estimates of revenue in transit to recognize in each reporting period under the Company’s accounting policy for revenue recognition. The Company uses a method prescribed by Emerging Issues Task Force Issue No. 91-9 (“EITF 91-9”), Revenue and Expense Recognition for Freight Services in Process, where revenue is recognized based on relative transit times in each reporting period with expenses being recognized as incurred. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management of the Company believes it to be a reliable method. The Company reports revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor.

The Company estimates its allowance for doubtful accounts based on the Company’s historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The Company’s allowance for revenue adjustments is an estimate based on the Company’s historical revenue adjustments. Actual write-offs or adjustments could differ from the allowance estimates the Company makes as a result of a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowance for doubtful accounts.

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. The Company’s gains and losses on revenue equipment have been historically immaterial, which reflects the accuracy of the estimates used. Management has a policy of purchasing its revenue equipment rather than utilizing off-balance-sheet financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees. Benefits are generally based on years of service and employee compensation. The Company accounts for its nonunion pension plan in accordance with Statement of Financial Accounting Standards No. 87 (“FAS 87”), Employer’s Accounting for Pensions, and follows the revised disclosure requirements of Statement of Financial Accounting Standards No. 132 (“FAS 132”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The Company’s pension expense and related asset and liability balances are estimated based upon a number of assumptions. The assumptions with the greatest impact on the Company’s expense are the assumed compensation cost increase, the expected return on plan assets and the discount rate used to discount the plan’s obligations.

The following table provides the key assumptions the Company used for 2003 compared to those it is utilizing for 2004 pension expense:

	Year Ended December 31
	2004	2003
Discount rate	6.01%	6.90%
Expected return on plan assets	8.25%	7.90%
Rate of compensation increase	4.00%	4.00%

The assumptions used directly impact the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The improved stock market performance in 2003 positively impacted the Company’s pension plan assets and created an actuarial gain. The Company has increased its pension plan return on assets in accordance with its approach to establishing the rate. This approach considers the historical returns for the plan’s current investment mix, which improved as a result of an improved stock market in 2003, and its investment advisor’s range of expected returns for the plan’s current investment mix. An increase in expected returns on plan assets, higher assets on which to earn a return and actuarial gains, decrease the Company’s pension expense. A 1.0% increase in the pension plan rate of return would reduce annual pension expense (pre-tax) by approximately $1.6 million. The Company previously disclosed a range for its 2004 pension plan expense of $6.0 million to $7.0 million. The Company’s actual full year 2004 pension expense is $9.5 million. The increase in actual 2004 expense versus the previously disclosed estimate is due to errors in the estimate provided by the Company’s actuarial firm.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options because the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company’s employee and director options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note D for Recent Accounting Pronouncements, regarding the Financial Accounting Standards Board’s issuance of its exposure draft on share-based payments.

The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2004, these limits are $1.0 million per claim for both workers’ compensation claims and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements total $56.5 million and $53.7 million at March 31, 2004 and December 31, 2003, respectively. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

Company does not discount its claims liabilities. Under the Company’s accounting policy for claims, management annually estimates the development of the claims based upon the Company’s historical development factors over a number of years. This annual update of the development of claims allows management to address any changes or trends identified in the process. The Company utilizes a third party to calculate the development factors and analyze historical trends. Actual payments may differ from management’s estimates as a result of a number of factors. These factors include increases in medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.

The Company is a party to an interest rate swap which matures on April 1, 2005, and was designated as a cash flow hedge until March 19, 2003 under the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Financial Instruments and Hedging Activities. The fair value of the swap of $5.5 million at March 31, 2004 and $6.3 million at December 31, 2003 was recorded on the Company’s balance sheet as a liability. Subsequent to March 19, 2003, changes in the fair value of the interest rate swap have been and will continue to be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date.

The Company has no current plans to change the methodologies outlined above, which are utilized in determining its critical accounting estimates.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8.0 million and $5.3 million at March 31, 2004 and December 31, 2003, respectively. During the three months ended March 31, 2004, cash provided from operations of $19.8 million was used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $10.1 million, pay dividends on Common Stock of $3.0 million and purchase 131,400 shares of the Company’s Common Stock for $3.9 million. During the three months ended March 31, 2003, cash provided by operations of $5.0 million and available cash were used to purchase revenue equipment and other property and equipment totaling $7.6 million, pay dividends on Common Stock of $2.0 million, purchase 100,000 shares of the Company’s Common Stock for $2.3 million and reduce outstanding debt under the Company’s revolving credit facilities by $25.0 million.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

	Payments Due by Period
	($ thousands)
	March 31, 2004	Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$1,647	$142	$311	$351	$843
Capital lease obligations	479	224	255	-–	—
Operating lease obligations	49,357	11,580	18,502	11,348	7,927
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$51,483	$11,946	$19,068	$11,699	$8,770

The Company’s primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. ABF leases certain terminal facilities, and Clipper leases its office facilities. At March 31, 2004, the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

Company had future minimum rental commitments, net of noncancellable subleases, totaling $47.6 million for terminal facilities and $1.8 million primarily for other equipment.

The Company anticipates making the maximum allowed tax-deductible contribution of $1.0 million to $2.0 million, to its nonunion defined benefit pension plan in the second quarter of 2004. The recent pension plan funding relief, signed into law on April 10, 2004 by President Bush, has no impact on the Company’s contributions to its pension plan in 2004 because the Company has no required minimum contributions.

The Company has an unfunded supplemental pension benefit plan for the purpose of supplementing benefits under the Company’s defined benefit plan. During the first quarter of 2004, the Company made distributions of $3.3 million to plan participants. Based upon currently available information, future distributions of benefits are anticipated to be none in 2005, between an estimated $8.0 million and $11.0 million in 2006, with no other anticipated distributions occurring until the year 2010. Distributions are funded from general corporate cash funds.

The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life insurance, accident and vision care to certain full-time officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company estimates benefits paid to be between $0.7 million and $0.8 million for 2004.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap was to limit the Company’s exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.775% at both March 31, 2004 and December 31, 2003. The fair value of the Company’s interest rate swap was ($5.5) million at March 31, 2004 and ($6.3) million at December 31, 2003 and represents the amount the Company would have had to pay at those dates if the interest rate swap agreement were terminated. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company’s balance sheet in accordance with FAS 133 at March 31, 2004 and December 31, 2003 (see Note G).

The Company has guaranteed approximately $0.4 million that relates to a debt owed by The Complete Logistics Company (“CLC”) to the owner of a company CLC acquired in 1995. CLC was a wholly owned subsidiary of the Company until 1997, when CLC was sold. The Company’s exposure to this guarantee declines by approximately $60,000 per year.

As reported in the Company’s 2003 Annual Report on Form 10-K, the Company continues to forecast capital expenditures, net of proceeds from asset sales, to be $76.3 million in 2004.

The Company has two principal sources of available liquidity, which are its operating cash and the $165.6 million it has available under its revolving Credit Agreement at March 31, 2004. The Company has generated between approximately $65.0 million and $90.0 million of operating cash annually for the years 2001 through 2003. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations and its available revolver to continue to be principal sources of cash to finance its annual debt maturities, lease commitments, letter of credit commitments, quarterly dividends, stock repurchases, nonunion pension contributions and fund its 2004 capital expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

On September 26, 2003, the Company amended and restated its existing three-year $225.0 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The amendment extended the original maturity date for two years, to May 15, 2007. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $125.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At March 31, 2004, there were no outstanding Revolver Advances and approximately $59.4 million of outstanding letters of credit. At December 31, 2003, there were no outstanding Revolver Advances and approximately $58.4 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, stock repurchases and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of March 31, 2004, the Company was in compliance with the covenants. Interest rates under the agreement are at variable rates as defined by the Credit Agreement.

The Company’s Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company’s senior debt rating agency ratings. A change in the Company’s senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company’s senior debt ratings fall below investment grade, the Company’s Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB+ by Standard & Poor’s Rating Service and Baa3 by Moody’s Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of its debt.

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the first quarter of 2004 or the full year of 2003.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of cancelable subleases, of $49.4 million, and a guarantee of $0.4 million, both of which have been previously discussed. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with officers or directors of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

Operating Segment Data

The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses and operating income (loss) by segment as a percentage of revenue for the applicable segment.

	Three Months Ended
	March 31
	2004	2003
OPERATING EXPENSES AND COSTS
ABF FREIGHT SYSTEM, INC.
Salaries, wages and benefits	66.3%	65.9%
Supplies and expenses	13.5	13.2
Operating taxes and licenses	3.0	2.9
Insurance	1.5	1.7
Communications and utilities	1.1	1.2
Depreciation and amortization	3.3	3.2
Rents and purchased transportation	8.5	8.4
Other	0.3	0.1

	97.5%	96.6%

CLIPPER
Cost of services	92.3%	87.7%
Selling, administrative and general	10.5	14.0

	102.8%	101.7%

OPERATING INCOME (LOSS)
ABF Freight System, Inc.	2.5%	3.4%
Clipper	(2.8)	(1.7)

Results of Operations

Executive Overview

Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the quarter ended March 31, 2004, ABF represented 92.3% and Clipper represented 5.6% of total revenues. The Company’s results of operations are primarily driven by ABF. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by its tonnage levels, the pricing environment, and its ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).

The first quarter generally has the highest operating ratio of the year. First quarter tonnage levels are normally lower during January and February while March provides a disproportionately higher amount of the quarter’s business. Adverse weather conditions in the early months of the first quarter can have a negative impact on productivity and costs. As the weather improves, business levels tend to increase and the operating results of March often have a significant impact on the first quarter’s results. These observations are made based on ABF’s historical operating performance. ABF’s March 2004 average LTL daily tonnage was approximately 10.0% above that in January and over 4.0% above that in February of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy as well as a number of other competitive factors, which were more fully described in the General Development of Business section of the Company’s 2003 Form 10-K. ABF’s results were negatively impacted in 2002 and 2001 by tonnage declines resulting from declines in the U.S. economy and the September 11 terrorist attacks. ABF’s LTL per-day tonnage grew slightly in 2003 and in the first quarter of 2004. However, through the first nineteen days of April 2004, average daily tonnage figures in ABF’s core LTL business were approximately 5.0% higher than the comparable period in 2003. Management of the Company believes this increase reflects an improving U.S. economy as well as other factors.

Two major events are impacting the competitive landscape for ABF in 2004: the new Hours of Service Regulations that went into effect on January 4, 2004 and the combining of two of ABF’s primary competitors, Yellow Corporation (“Yellow”) and Roadway Corporation (“Roadway”) that occurred on December 11, 2003. With respect to the Hours of Service Regulations, the truckload industry anticipates significantly higher costs associated with driver pay, customer delays and increased charges for stop-off and detention services. As a result, ABF has been handling some larger shipments that historically moved by truckload carriers. With respect to the Yellow-Roadway combination, because both companies are primary competitors of ABF, the potential exists for ABF to gain additional business from customers moving their business away from either Yellow or Roadway as a result of the combination, although there can be no certainty that the impact on ABF will be favorable.

As stated above, the pricing environment is a key to ABF’s operating performance. The impact of changes in the pricing environment is measured by LTL-billed revenue per hundredweight, although this measure is also affected by profile factors such as average shipment size and average length of haul. The environment in 2003 was positive, with ABF growing LTL-billed revenue per hundredweight, net of fuel surcharges, by 4.9%. In the first quarter of 2004, the environment was more competitive, but ABF continued to price rationally and manage effectively during this period. If the pricing environment were to deteriorate, the impact on ABF’s results of operations would be negative.

For the first quarter of 2004, salaries, wages and benefits accounted for 66.3% of ABF’s costs. Labor costs are impacted by ABF’s contractual obligation under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”) is the measure ABF uses to assess this effectiveness, although total weight per hour may also be a relevant measure when the average shipment size is changing. ABF is generally very effective in managing its labor costs to business levels.

The Company ended the first quarter of 2004 with no borrowings under its revolving Credit Agreement and $399.5 million in equity. Because of the Company’s financial position at March 31, 2004, ABF should be in a position to take advantage of any potential growth opportunities discussed above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

For the first quarter of 2004, consolidated revenues increased 2.4%, due primarily to increased revenue for ABF. Operating income for the first quarter of 2004 decreased 15.9% when compared to first quarter 2003, due primarily to lower operating income for ABF.

Net income for first quarter 2004 was $4.5 million compared to a net loss of $0.7 million for the first quarter 2003. First quarter 2003 included a one-time charge related to the fair value of the Company’s interest rate swap (see Note G).

The following table provides a reconciliation of GAAP net income (loss) and earnings per share for the first quarter of 2004 and the first quarter of 2003. Management believes these non-GAAP financial measures are useful to investors in understanding the Company’s results of operations, because they provide more comparable measures:

		Three Months Ended March 31
	2004		2003
		Diluted	Net	Diluted
	Net	Earnings	Income	Earnings
	Income	Per Share	(Loss)	Per Share
		($ thousands, except per share data)

GAAP net income (loss)	$4,461	$0.18	$(734)	$(0.03)
Plus interest rate swap charge, net of tax benefits	—	—	5,462	0.22

Net income, excluding above items	$4,461	$0.18	$4,728	$0.19

The decline of 5.3% in diluted earnings per share, excluding the above items, reflects lower operating income for ABF for the first quarter of 2004 compared to the first quarter of 2003.

On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”). The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The terminals may be purchased in aggregate or individually. The facilities have a net book value of approximately $5.6 million. If the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $13.9 million in the period they are sold.

ABF Freight System, Inc.

Effective July 14, 2003 and August 1, 2002, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.9% and 5.8%, respectively, although the amounts can vary by lane and shipment characteristic. ABF charges a fuel surcharge, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect averaged 4.3% of revenue for both the first quarter of 2004 and the first quarter of 2003.

As previously discussed, the 2003 statement of operations includes a reclassification to report revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor. The amount reclassified was $6.6 million in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

the first quarter 2003. The comparable amount for the first quarter 2004 was $6.4 million. There was no impact on ABF’s operating income and only a slight impact on ABF’s operating ratio as a result of this reclassification.

Revenues for first quarter 2004 were $346.1 million compared to $330.8 million during first quarter 2003. ABF generated operating income of $8.7 million for first quarter 2004 compared to $11.1 million during first quarter 2003.

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2004	2003	% Change
Billed revenue per hundredweight, excluding fuel surcharges
Less than truckload (“LTL”) (shipments less than 10,000 pounds)	$23.47	$23.02	2.0%
Truckload (“TL”)	$8.39	$8.31	1.0%
Total	$20.48	$20.31	0.9%

Tonnage (tons)
LTL	651,446	639,198	1.9%
TL	161,304	144,418	11.7%

Total	812,750	783,616	3.7%

Shipments per DSY hour	0.519	0.528	(1.6)%

ABF’s first quarter 2004 per-day increase in revenue of 3.0% over first quarter 2003 is due primarily to increases in revenue per hundredweight and tonnage. LTL-billed revenue per hundredweight comparisons with first quarter 2003 are affected by freight profile differences. Shipments added in the first quarter of 2003 as a result of the September 2002 closure of Consolidated Freightways were generally smaller and moved longer distances. These profile characteristics increased ABF’s first quarter 2003 revenue per hundredweight. Growth in average shipment size and a reduction in length of haul caused some decline in first quarter 2004 revenue per hundredweight. Without these profile changes, ABF’s first quarter 2004 LTL-billed revenue per hundredweight, excluding fuel surcharges, increased 2.4% over the comparable period last year.

ABF’s LTL tonnage increased slightly, 0.3% on a per-day basis. There were 64 working days in the first quarter of 2004 and 63 working days in the first quarter of 2003.

ABF’s truckload tonnage increase of 10.0% per day from the first quarter of 2003 is due primarily to an increase in the number of larger shipments, as the federal Hours of Service Regulations prompted the move of these shipments from truckload carriers. In addition, during the first half of the quarter, ABF was more active in the volume spot market in an attempt to increase capacity utilization to offset seasonally soft business levels. ABF did benefit from handling these additional truckload shipments. However, the competitive pricing necessary to obtain these one-time shipments produced margins that were below those of ABF’s normal business. As a result, ABF’s overall first quarter operating ratio increased. As LTL tonnage trends improved during the second half of the quarter, ABF was more selective in the spot quotation market, increasing prices and margins. As

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

seasonal LTL business levels continue to increase in the coming months, ABF should continue to see improved margins on these volume shipments, although there can be no certainty.

ABF’s first quarter 2004 operating ratio increased to 97.5% from 96.6% during the first quarter of 2003. Because of low business levels in January and February 2004, ABF’s normal cost increases had a greater impact on first quarter margins. The availability of additional business in March 2004 translated into a significant improvement in ABF’s operating ratio. Looking at the individual months of first quarter 2004, profitability improvements were consistent with positive changes in business levels. During January, when LTL tonnage per day was 2.3% below January 2003, ABF’s operating ratio was 101.5%. In February, when LTL tonnage levels increased 1.4% over February 2003, ABF’s operating ratio improved to 97.9%. In March, when daily LTL tonnage increased 1.3% over March 2003, ABF’s 93.7% operating ratio reflected further margin improvement.

ABF is in the midst of an ongoing initiative to reduce transit-time delivery standards and to further improve the on-time reliability of transit-time service to its customers. To accomplish this goal, technology is being utilized to improve the focus of ABF’s system resources. So far, this activity has resulted in a year-over-year reduction of shipment deliveries not meeting ABF’s transit-time standards by nearly one half. The operational focus associated with these improved services has increased ABF’s costs, though such costs are difficult to quantify because they affect so many areas of ABF’s operations. However, these changes are being made to provide better, more reliable transit times for our customers. In addition, ABF believes these changes will generate future opportunities for new revenue growth.

Salaries and wages expense for first quarter 2004 increased 0.4%, as a percent of revenue, compared to first quarter 2003, due primarily to the annual general IBT contractual increases. As discussed in Note A, in March 2003, the IBT announced the ratification of its National Master Freight Agreement with the MFCA by its membership. The five-year agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4% and was effective April 1, 2003. For 2003, the annual wage increase occurred on April 1, 2003 and was 2.5% and the annual health and welfare cost increase occurred on August 1, 2003 and was 6.5%. In addition, ABF’s workers’ compensation expense for first quarter 2004 increased by $1.1 million over first quarter 2003 amounts as a result of an increase in the Company’s loss development factors, which increases required reserves for workers’ compensation. First quarter productivity measures at ABF, on a bills-per-hour basis, were below those seen during the first quarter of 2003. However, a first quarter 2004 weight-per-shipment increase reduced the bills-per-hour productivity measure of ABF’s workforce. On a weight-per-hour basis, which is a better measure considering the profile change, productivity improved by 1.6%.

Supplies and expenses for first quarter 2004 increased 0.3%, as a percent of revenue, compared to first quarter 2003, due primarily to an increase in tire costs and higher repairs and maintenance costs on older road trailers in ABF’s fleet. Fuel costs, on an average price-per-gallon basis, excluding taxes, remained relatively consistent at $1.06 for the first quarter of 2004, compared to $1.09 for the first quarter of 2003.

Depreciation and amortization for first quarter 2004 increased 0.1% as a percent of revenue, compared to first quarter 2003. Approximately $0.9 million of the additional depreciation costs were associated with new trailers and with road tractors converted to city tractors, both of which were replacements for older equipment.

The 0.1% increase in ABF’s rents and purchased transportation costs, as a percent of revenue, is due primarily to an increase in rail utilization to 14.5% of total miles for first quarter 2004, compared to 14.4% during first quarter 2003. Rail miles have increased due to tonnage growth in rail lanes.

As previously mentioned, ABF’s general rate increase on July 14, 2003 was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

competitive pricing environment. ABF could be impacted by fluctuating fuel prices in the future. ABF’s fuel surcharges on revenue are intended to offset any fuel cost increases. ABF’s total insurance costs are dependent on the insurance markets. Workers’ compensation claims costs have increased, as previously discussed. In addition, workers’ compensation and third-party casualty insurance premiums for full year 2004 are expected to increase approximately 9.0% over those of 2003. ABF’s nonunion pension expense will decrease to $9.5 million in 2004 from $11.1 million in 2003, reflecting the improving stock market in 2003. As previously discussed, ABF’s results of operations have been impacted by the wage and benefit increases associated with the new labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term.

Clipper

On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to its LTL freight business. With this sale, Clipper exited the LTL business. Clipper has retained its truckload-related operations (intermodal, temperature-controlled and brokerage).

The following table provides a reconciliation of GAAP revenue, operating loss and operating ratio for Clipper for the first quarter 2003. Management believes the non-GAAP revenue, operating loss and operating ratio is useful to investors in understanding Clipper’s results of operations, excluding its LTL business, because it provides more comparable measures.

	Three Months Ended
	March 31, 2003
		Operating
Clipper - Pre-tax	Revenue	Loss	O.R.%

	($ thousands)
Clipper GAAP	$28,492	$(487)	101.7%
Less Clipper LTL	(8,672)	(376)	104.3

Clipper, excluding LTL	$19,820	$(111)	100.6%

Clipper’s first quarter 2004 revenue was $20.9 million. Excluding the revenue associated with its LTL freight business, Clipper’s revenue in the first quarter of 2003 was $19.8 million. Excluding LTL, Clipper’s operating ratio deteriorated from 100.6% in first quarter 2003 to 102.8% in first quarter 2004. Although the number of shipments handled increased for the first quarter 2004 by 3.2% over the first quarter of 2003, the gross margin, on a percent of revenue basis, declined due to higher costs, including cartage, fuel and maintenance. In addition, Clipper was not able to increase revenues sufficiently to cover overhead costs. Moving beyond the historically weak first quarter, seasonal increases in business should provide additional revenues to help cover these costs.

During the first quarter, which is typically the least profitable, Clipper continued to adjust its mix of accounts in order to identify those with the potential for favorable margins. Following its exit from the LTL business, Clipper believes that the long-term profitability of its remaining operations should improve.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) - Continued

Income Taxes

The difference between the effective tax rate for the three months ended March 31, 2004 and 2003, and the federal statutory rate resulted from state income taxes and nondeductible expenses.

Prepaid Expenses

Prepaid expenses increased $5.8 million from December 31, 2003 to March 31, 2004, due primarily to the prepayment of 2004 annual insurance premiums for the Company, which were paid in the first quarter of 2004.

Accounts Payable

Accounts payable increased $6.3 million from December 31, 2003 to March 31, 2004, due primarily to a payable of $3.3 million at March 31, 2004 for road trailers that had been received prior to quarter-end.

Accrued Expenses

Accrued expenses increased $6.5 million from December 31, 2003 to March 31, 2004, due primarily to an increase in required reserves for loss, injury and damage claims. Loss, injury and damage claims have increased as a result of an increase in the Company’s self-insured retention levels. For 2002, the Company increased its workers’ compensation self-insurance retention level to $1,000,000 per claim from $300,000 per claim. For 2003, the Company increased its third-party casualty self-insurance retention level to $1,000,000 per claim from $500,000 per claim.

Seasonality

ABF is affected by seasonal fluctuations, which affects its tonnage to be transported. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper’s operations are similar to operations at ABF, with revenues usually being weaker in the first quarter and stronger during the months of June through October.

Forward-Looking Statements

Statements contained in the Management’s Discussion and Analysis section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “estimate,” “forecast,” “expect,” “predict,” “plan,” “anticipate,” “believe,” “intend,” “should,” “would,” “scheduled,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risks, including, but not limited to, union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best’s subsidiaries; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; competitive initiatives and pricing pressures; general economic conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) public filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Instruments

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates.

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap was to limit the Company’s exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.775% at both March 31, 2004 and December 31, 2003). This instrument is recorded on the balance sheet of the Company (see Note G). Details regarding the swap, as of March 31, 2004, are as follows:

Notional		Rate	Rate	Fair
Amount	Maturity	Paid	Received	Value (2)(3)
$110.0 million	April 1, 2005	5.845% Plus Credit Agreement	LIBOR rate (1)	($5.5) million
		Margin (0.775%)	Plus Credit Agreement
Margin (0.775%)

(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2)	The fair value is an amount estimated by Societe Generale (“process agent”) that the Company would have paid at March 31, 2004 to terminate the agreement.

(3)	The swap value changed from ($6.3) million at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

Other Market Risks

Since December 31, 2003, there have been no significant changes in the Company’s other market risks, as reported in the Company’s Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES.

On January 23, 2003, the Company publicly announced that its Board of Directors had approved the Company’s repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The following table provides the details of shares repurchased during the first quarter of 2004:

Period Ending	Total Number of Shares Purchased During First Quarter 2004	Average Price Paid per Share During First Quarter 2004	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 31, 2003	–	–	200,000	$20,147,849.36
January 31, 2004	–	–	200,000	20,147,849.36
February 29, 2004	131,400	$29.50	331,400	16,271,536.22
March 31, 2004	–	–	331,400	16,271,536.22

	131,400	$29.50

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

     (b) Reports on Form 8-K.

The Company filed Form 8-K dated January 29, 2004, for Item No. 5 – Other Events. The filing announced the Company’s quarterly cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 4, 2004	/s/ David E. Loeffler

David E. Loeffler
Senior Vice President-Treasurer, Chief Financial Officer
and Principal Accounting Officer