Form 10-Q
period 2004-06-30
ARKANSAS BEST CORP /DE/
filed 2004-08-02
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    [X]    No   [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2004

Common Stock, $.01 par value	24,921,629 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2004	2003
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,129	$5,251
Accounts receivable, less allowances (2004 – $3,546; 2003 – $3,558)	151,052	132,320
Prepaid expenses	12,557	8,600
Deferred income taxes	28,844	27,006
Other	3,158	3,400

TOTAL CURRENT ASSETS	212,740	176,577
PROPERTY, PLANT AND EQUIPMENT
Land and structures	219,362	215,476
Revenue equipment	382,607	370,102
Service, office and other equipment	110,044	107,066
Leasehold improvements	13,369	13,048

	725,382	705,692
Less allowances for depreciation and amortization	370,789	358,564

	354,593	347,128
PREPAID PENSION COSTS	29,315	32,887
OTHER ASSETS	67,079	68,572
ASSETS HELD FOR SALE	8,625	8,183
GOODWILL, less accumulated amortization (2004 and 2003 – $32,037)	63,863	63,878

	$736,215	$697,225

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS - continued

	June 30	December 31
	2004	2003
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$5,980	$8,861
Accounts payable	70,818	55,764
Federal and state income taxes	1,600	2,816
Accrued expenses	140,625	125,148
Current portion of long-term debt	379	353

TOTAL CURRENT LIABILITIES	219,402	192,942
LONG-TERM DEBT, less current portion	1,551	1,826
FAIR VALUE OF INTEREST RATE SWAP	3,558	6,330
OTHER LIABILITIES	64,659	66,284
DEFERRED INCOME TAXES	33,245	29,106
FUTURE MINIMUM RENTAL COMMITMENTS, NET
(2004 – $48,413; 2003 – $49,615)	—	—
OTHER COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2004: 25,452,911 shares; 2003: 25,295,984 shares	255	253
Additional paid-in capital	220,589	217,781
Retained earnings	210,385	192,610
Treasury stock, at cost, 2004: 531,282 shares; 2003: 259,782 shares	(13,334)	(5,807)
Accumulated other comprehensive loss	(4,095)	(4,100)

TOTAL STOCKHOLDERS’ EQUITY	413,800	400,737

	$736,215	$697,225

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$424,488	$384,795	$799,336	$750,934
OPERATING EXPENSES AND COSTS	392,498	371,255	759,052	727,540

OPERATING INCOME	31,990	13,540	40,284	23,394
OTHER INCOME (EXPENSE)
Net gains on sales of property and other	241	6	185	6
Gain on sale – Wingfoot	—	12,060	—	12,060
Fair value changes and payments on interest rate swap(1)	587	(1,245)	149	(10,281)
Interest expense	(215)	(566)	(286)	(2,506)
Other, net	(279)	(192)	(535)	(304)

	334	10,063	(487)	(1,025)

INCOME BEFORE INCOME TAXES	32,324	23,603	39,797	22,369
FEDERAL AND STATE INCOME TAXES
Current	11,453	4,035	13,758	3,861
Deferred	1,573	4,378	2,280	4,052

	13,026	8,413	16,038	7,913

NET INCOME	$19,298	$15,190	$23,759	$14,456

Basic:
NET INCOME PER SHARE	$0.77	$0.61	$0.95	$0.58

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,951,173	24,796,726	25,003,614	24,866,803

Diluted:
NET INCOME PER SHARE	$0.76	$0.60	$0.94	$0.57

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,321,028	25,262,013	25,391,306	25,332,358

CASH DIVIDENDS PAID PER COMMON SHARE	$0.12	$0.08	$0.24	$0.16

(1)	The six months ended June 30, 2003 includes a pre-tax noncash charge of $8.9 million due to no longer forecasting interest payments on $110.0 million of borrowings.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Loss(b)	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2004	25,296	$253	$217,781	$192,610	$(5,807)	$(4,100)	$400,737
Net income				23,759			23,759
Change in foreign currency translation, net of taxes of $3(a)						5	5

Comprehensive income(c)							23,764

Issuance of common stock	157	2	2,183				2,185
Tax effect of stock options exercised			625				625
Purchase of treasury stock					(7,527)		(7,527)
Dividends paid on common stock				(5,984)			(5,984)

Balances at June 30, 2004	25,453	$255	$220,589	$210,385	$(13,334)	$(4,095)	$413,800

(a)	The accumulated loss from the foreign currency translation in accumulated other comprehensive loss is $0.2 million, net of tax benefits of $0.2 million at both December 31, 2003 and June 30, 2004.

(b)	The minimum pension liability included in accumulated other comprehensive loss is $3.9 million, net of tax benefits of $2.5 million at both December 31, 2003 and June 30, 2004.

(c)	Total comprehensive income for the three months ended June 30, 2004 was $19.3 million. Total comprehensive income for the three and six months ended June 30, 2003 was $15.5 million and $20.6 million, respectively.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2004	2003
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$23,759	$14,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,628	24,453
Other amortization	146	173
Provision for losses on accounts receivable	615	760
Provision for deferred income taxes	2,280	4,052
Fair value of interest rate swap	(2,772)	9,022
(Gain) loss on sales of assets and other	(1,241)	190
Gain on sale of Wingfoot	—	(12,060)
Changes in operating assets and liabilities:
Receivables	(19,362)	(4,835)
Prepaid expenses	(3,957)	(5,028)
Other assets	4,186	(18,105)
Accounts payable, bank drafts payable, taxes payable, accrued expenses and other liabilities	28,764	12,438

NET CASH PROVIDED BY OPERATING ACTIVITIES	59,046	25,516

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,906)	(28,718)
Proceeds from asset sales	4,992	1,320
Proceeds from sale of Wingfoot	—	71,309
Capitalization of internally developed software and other	(2,197)	(1,803)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(33,111)	42,108

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	34,300	100,300
Payments under revolving credit facilities	(34,300)	(192,500)
Payments on long-term debt	(249)	(229)
Net decrease in bank overdraft	(2,482)	(3,539)
Dividends paid on common stock	(5,984)	(3,977)
Purchase of treasury stock	(7,527)	(4,852)
Other, net	2,185	483

NET CASH USED BY FINANCING ACTIVITIES	(14,057)	(104,314)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,878	(36,690)
Cash and cash equivalents at beginning of period	5,251	39,644

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,129	$2,954

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2004

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”); Clipper Exxpress Company (“Clipper”); and FleetNet America, Inc. (“FleetNet”).

On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%. Approximately 78% of ABF’s employees are covered by the agreement. Carrier members of the MFCA ratified the agreement on the same date.

NOTE B - FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On January 23, 2003, the Company’s Board of Directors approved the Company’s repurchase from time to time, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. During the second quarter of 2004, the Company made open-market purchases, totaling 140,100 shares, of its Common Stock for a total purchase price of $3.7 million. These common shares were added to the Company’s treasury stock. Since January 23, 2003, the Company has purchased a total of 471,500 shares, totaling $12.4 million.

On January 28, 2004, the Company announced that its Board had increased its quarterly cash dividend from eight cents per share to twelve cents per share. The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto:

	2004	2003
Quarterly dividend per common share	$0.12	$0.08
First quarter	$3.0 million	$2.0 million
Second quarter	$3.0 million	$2.0 million
Third quarter	$3.0 million	$2.0 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

Accounting Policies

Revenue Recognition: Revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. The Company reports revenue and purchased transportation expense on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The 2003 statement of operations includes a reclassification to report revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor. The amounts reclassified were $6.9 million and $13.5 million for the three and six months ended June 30, 2003. The comparable amounts for the same periods in 2004 were $7.5 million and $13.8 million, respectively. There was no impact on ABF’s operating income and only a slight impact on ABF’s operating ratio as a result of this reclassification.

NOTE C – STOCK-BASED COMPENSATION

The Company maintains three stock option plans which provide for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan is a broad-based plan that allows for the granting of 1.0 million options. The 2002 Stock Option Plan allows for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of June 30, 2004, the Company had not elected to treat any exercised options as Employer SARs. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered, thereby becoming exercisable at that time and with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options or SARs are granted for a term of 10 years. The options or SARs granted during 2004 and 2003, under each plan, are as follows:

	2004	2003
2000 Non-Qualified Stock Option Plan – Options	49,000	143,500
2002 Stock Option Plan – Options/Employer SARs	277,000	182,500

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

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

	2004		2003
Risk-free rates	2.9%		2.7%
Volatility	53.6%		56.2%
Weighted average life	4	years	4	years
Dividend yields	1.7%		1.2%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	($ thousands, except per share data)
Net income – as reported	$19,298	$15,190	$23,759	$14,456
Less total stock option expense determined under fair value-based methods for all awards, net of tax benefits	(749)	(719)	(1,692)	(1,601)

Net income – pro forma	$18,549	$14,471	$22,067	$12,855

Net income per share – as reported (basic)	$0.77	$0.61	$0.95	$0.58

Net income per share – as reported (diluted)	$0.76	$0.60	$0.94	$0.57

Net income per share – pro forma (basic)	$0.74	$0.58	$0.88	$0.52

Net income per share – pro forma (diluted)	$0.74	$0.58	$0.88	$0.51

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

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

If the exposure draft is issued in final form, the Company will be required to expense the fair value of the stock options granted beginning January 1, 2005 and the fair value of unvested prior grants. The expense for these options will occur over the option vesting period. The Company’s 2003 Annual Report on Form 10-K includes pro forma information in Note B regarding the impact of expensing stock options on the Company’s net income and earnings per share for prior years.

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

The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $110,000 over the last 10 years primarily at eight sites) or believes its obligations, other than those specifically accrued for, with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

As of June 30, 2004 and December 31, 2003, the Company had accrued approximately $3.2 million and $2.9 million, respectively, to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the actual liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended June 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2004	2003	2004	2003	2004	2003
	($ thousands)
Service cost	$2,123	$1,977	$185	$171	$37	$30
Interest cost	2,420	2,466	305	432	238	257
Expected return on plan assets	(3,138)	(2,642)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(64)	(64)	34	34
Amortization of prior service cost (credit)	(230)	(231)	390	390	33	33
Recognized net actuarial loss and other	1,197	1,560	340	151	255	340

Net periodic benefit cost	$2,370	$3,128	$1,156	$1,080	$597	$694

	Six Months Ended June 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2004	2003	2004	2003	2004	2003
	($ thousands)
Service cost	$4,245	$3,634	$371	$342	$74	$60
Interest cost	4,841	4,778	610	864	476	502
Expected return on plan assets	(6,276)	(5,042)	—	—	—	—
Transition (asset) obligation recognition	(4)	(4)	(128)	(128)	67	67
Amortization of prior service cost (credit)	(461)	(461)	780	780	66	66
Recognized net actuarial loss and other	2,395	2,660	679	301	511	527

Net periodic benefit cost	$4,740	$5,565	$2,312	$2,159	$1,194	$1,222

The Company’s full-year 2004 pension expense is estimated to be $9.5 million compared to $11.1 million for the year ended December 31, 2003. During the second quarter of 2004, the Company made the maximum allowed tax-deductible contribution of $1.2 million to its nonunion defined benefit pension plan.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation may eventually reduce the Company’s costs for its postretirement health benefit plan. At this point, the Company’s investigation into the effects of the legislation is preliminary, as guidance is awaited from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions. Based on this preliminary analysis, it appears that the Company’s postretirement health benefit plan could possibly need to be changed in order to qualify for beneficial treatment under the Act. Because of various uncertainties related to the effects of this legislation, the Company has elected to defer financial recognition of this legislation. When issued, that final guidance could require the Company to change previously reported information. This deferral election is permitted under FASB Staff Position FAS 106-2.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

On February 23, 1998, the Company entered into an interest rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. Until March 19, 2003, the interest rate swap was designated as a cash flow hedge of the variable 30-day LIBOR-based interest rate payments on $110.0 million of borrowings under the Company’s $225.0 million Credit Agreement (“Credit Agreement”). Under the swap agreement, the Company pays a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.775% at both June 30, 2004 and December 31, 2003) and receives 30-day LIBOR on the $110.0 million notional amount.

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

The fair value of the interest rate swap reflected on the Company’s balance sheet at June 30, 2004 and December 31, 2003 is a liability of $3.6 million and $6.3 million, respectively, which represents the amount the Company would have had to pay if it had terminated the swap as of those dates.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share – Net income for common stockholders	$19,298	$15,190	$23,759	$14,456

Denominator:
Denominator for basic earnings per share – weighted-average shares	24,951,173	24,796,726	25,003,614	24,866,803
Effect of dilutive securities:
Employee stock options	369,855	465,287	387,692	465,555

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	25,321,028	25,262,013	25,391,306	25,332,358

NET INCOME PER SHARE
Basic	$0.77	$0.61	$0.95	$0.58

Diluted	$0.76	$0.60	$0.94	$0.57

For the three and six months ended June 30, 2004 respectively, the Company had outstanding 326,000 and 277,060 in stock options granted that were antidilutive and therefore were not included in the diluted-earnings-per-share calculations for either period presented. For both the three and six months ended June 30, 2003, the Company had outstanding 302,036 in stock options granted that were antidilutive and therefore were not included in the diluted-earnings-per-share calculations for either period presented.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses and operating income:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
	($ thousands)
OPERATING REVENUES
ABF Freight System, Inc.	$391,033	$344,073	$737,145	$674,852
Clipper	25,036	32,974	45,941	61,466
Other revenues and eliminations	8,419	7,748	16,250	14,616

Total consolidated operating revenues	$424,488	$384,795	$799,336	$750,934

OPERATING EXPENSES AND COSTS
ABF Freight System, Inc.
Salaries and wages	$239,761	$224,287	$469,066	$442,230
Supplies and expenses	50,242	44,478	96,910	88,226
Operating taxes and licenses	10,459	10,045	20,736	19,728
Insurance	6,061	6,049	11,279	11,642
Communications and utilities	3,469	3,658	7,301	7,469
Depreciation and amortization	11,542	10,215	23,102	20,672
Rents and purchased transportation	36,387	29,601	65,912	57,311
Other	415	1,085	1,433	1,703
(Gain) loss on sale of equipment	(65)	74	(100)	201

	358,271	329,492	695,639	649,182

Clipper
Cost of services	22,205	28,210	41,495	53,188
Selling, administrative and general	2,101	4,041	4,289	8,043
(Gain) loss on sale of equipment	—	(3)	2	(4)

	24,306	32,248	45,786	61,227

Other expenses and eliminations	9,921	9,515	17,627	17,131

Total consolidated operating expenses and costs	$392,498	$371,255	$759,052	$727,540

OPERATING INCOME (LOSS)
ABF Freight System, Inc.	$32,762	$14,581	$41,506	$25,670
Clipper	730	726	155	239
Other loss and eliminations	(1,502)	(1,767)	(1,377)	(2,515)

Total consolidated operating income	$31,990	$13,540	$40,284	$23,394

TOTAL CONSOLIDATED OTHER INCOME (EXPENSE)
Net gains on sales of property and other	$241	$6	$185	$6
Gain on sale – Wingfoot	—	12,060	—	12,060
Fair value changes and payments on interest rate swap	587	(1,245)	149	(10,281)
Interest expense	(215)	(566)	(286)	(2,506)
Other, net	(279)	(192)	(535)	(304)

Total consolidated other income (expense)	$334	$10,063	$(487)	$(1,025)

TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$32,324	$23,603	$39,797	$22,369

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

The Company utilizes tractors and trailers primarily in its motor carrier transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. The Company’s gains and losses on revenue equipment have been historically immaterial, which reflects the accuracy of the estimates used. Management has a policy of purchasing its revenue equipment rather than utilizing off-balance-sheet financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

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

The assumptions used directly impact the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The improved stock market performance in 2003 positively impacted the Company’s pension plan assets and created an actuarial gain. The Company has increased its pension plan return on assets in accordance with its approach to establishing the rate. This approach considers the historical returns for the plan’s current investment mix, which improved as a result of an improved stock market in 2003, and its investment advisor’s range of expected returns for the plan’s current investment mix. An increase in expected returns on plan assets, higher assets on which to earn a return and actuarial gains, decrease the Company’s pension expense. A 1.0% increase in the pension plan rate of return would reduce annual pension expense (pre-tax) by approximately $1.6 million. The Company’s full-year 2004 pension expense is estimated to be $9.5 million.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options because the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company’s employee and director options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note D for Recent Accounting Pronouncements regarding the Financial Accounting Standards Board’s issuance of its exposure draft on share-based payments.

The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2004 and 2003, these limits are $1.0 million per claim for both workers’ compensation claims and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements total $61.3 million and $53.7 million at June 30, 2004 and December 31, 2003, respectively. The Company does not discount its claims liabilities. Under the Company’s accounting policy for claims, management annually estimates the development of the claims based upon the Company’s historical

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

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

The Company is a party to an interest rate swap which matures on April 1, 2005 and was designated as a cash flow hedge until March 19, 2003 under the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Financial Instruments and Hedging Activities. The fair value of the swap of $3.6 million at June 30, 2004 and $6.3 million at December 31, 2003 was recorded on the Company’s balance sheet as a liability. Subsequent to March 19, 2003, changes in the fair value of the interest rate swap have been and will continue to be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date.

The Company has no current plans to change the methodologies outlined above, which are utilized in determining its critical accounting estimates.

Liquidity and Capital Resources

Cash and cash equivalents totaled $17.1 million and $5.3 million at June 30, 2004 and December 31, 2003, respectively. During the six months ended June 30, 2004, cash provided from operations of $59.0 million and proceeds from asset sales of $5.0 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $35.9 million, pay dividends on Common Stock of $6.0 million and purchase 271,500 shares of the Company’s Common Stock for $7.5 million. During the six months ended June 30, 2003, cash provided from operations of $25.5 million, proceeds from the sale of Wingfoot Commercial Tire Systems, LLC (“Wingfoot”) of $71.3 million, proceeds from asset sales of $1.3 million and available cash were used to purchase revenue equipment and other property and equipment totaling $28.7 million, pay dividends on Common Stock of $4.0 million, purchase 200,000 shares of the Company’s Common Stock for $4.8 million and reduce outstanding debt by $92.4 million.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

	Payments Due by Period
	($ thousands)
	June 30, 2004	Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$1,505	$151	$330	$373	$651
Capital lease obligations	425	228	197	—	—
Operating lease obligations	48,413	11,404	18,508	10,785	7,716
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$50,343	$11,783	$19,035	$11,158	$8,367

The Company’s primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. ABF leases certain terminal facilities, and Clipper leases its office facilities. At June 30, 2004, the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Company had future minimum rental commitments, net of noncancellable subleases, totaling $46.7 million for terminal facilities and $1.7 million primarily for other equipment.

During the second quarter of 2004, the Company made the maximum allowed tax-deductible contribution of $1.2 million to its nonunion defined benefit pension plan. The recent pension plan funding relief, signed into law on April 10, 2004 by President Bush, has no impact on the Company’s contributions to its pension plan in 2004 because the Company has no required minimum contributions.

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

The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life insurance, accident and vision care to certain full-time officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company estimates costs paid to be between $0.9 million and $1.0 million for 2004.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap was to limit the Company’s exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.775% at both June 30, 2004 and December 31, 2003. The fair value of the Company’s interest rate swap was ($3.6) million at June 30, 2004 and ($6.3) million at December 31, 2003 and represents the amount the Company would have had to pay at those dates if the interest rate swap agreement were terminated. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company’s balance sheet in accordance with FAS 133 at June 30, 2004 and December 31, 2003 (see Note G).

The Company has guaranteed approximately $0.3 million that relates to a debt owed by The Complete Logistics Company (“CLC”) to the owner of a company CLC acquired in 1995. CLC was a wholly owned subsidiary of the Company until 1997, when CLC was sold. The Company’s exposure to this guarantee declines by approximately $60,000 per year.

As reported in the Company’s 2003 Annual Report on Form 10-K, the Company forecasted capital expenditures, net of proceeds from asset sales, to be $76.3 million in 2004. The Company has updated its net capital expenditures forecast to be approximately $69.0 million for 2004.

The Company has two principal sources of available liquidity, which are its operating cash and the $165.6 million it has available under its revolving Credit Agreement at June 30, 2004. The Company has generated between approximately $65.0 million and $90.0 million of operating cash annually for the years 2001 through 2003. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations and its available revolver to continue to be principal sources of cash to finance its annual debt maturities, lease commitments, letter of credit commitments, quarterly dividends, stock repurchases, nonunion pension contributions and fund its 2004 capital expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

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

At June 30, 2004, there were no outstanding Revolver Advances and approximately $59.4 million of outstanding letters of credit. At December 31, 2003, there were no outstanding Revolver Advances and approximately $58.4 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, stock repurchases and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of June 30, 2004, the Company was in compliance with the covenants. Interest rates under the agreement are at variable rates as defined by the Credit Agreement.

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

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the first six months of 2004 or the full year of 2003.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of cancelable subleases, of $48.4 million, and a guarantee of $0.3 million, both of which have been previously discussed. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with officers or directors of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Operating Segment Data

The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses and operating income by segment as a percentage of revenue for the applicable segment.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
OPERATING EXPENSES AND COSTS
ABF Freight System, Inc.
Salaries and wages	61.3%	65.2%	63.6%	65.5%
Supplies and expenses	12.8	12.9	13.2	13.1
Operating taxes and licenses	2.7	2.9	2.8	2.9
Insurance	1.5	1.8	1.5	1.7
Communications and utilities	0.9	1.1	1.0	1.1
Depreciation and amortization	3.0	3.0	3.1	3.1
Rents and purchased transportation	9.3	8.6	8.9	8.5
Other	0.1	0.3	0.3	0.3

	91.6%	95.8%	94.4%	96.2%

Clipper
Cost of services	88.7%	85.6%	90.3%	86.5%
Selling, administrative and general	8.4	12.2	9.4	13.1

	97.1%	97.8%	99.7%	99.6%

OPERATING INCOME
ABF Freight System, Inc.	8.4%	4.2%	5.6%	3.8%
Clipper	2.9	2.2	0.3	0.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Results of Operations

Executive Overview

Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the six months ended June 30, 2004, ABF represented 92.2% and Clipper represented 5.7% of total revenues. The Company’s results of operations are primarily driven by ABF. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by its tonnage, which creates operating leverage at higher levels, the pricing environment, and its ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).

ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy as well as a number of other competitive factors, which were more fully described in the General Development of Business section of the Company’s 2003 Form 10-K. ABF’s results were negatively impacted in 2002 and 2001 by tonnage declines resulting from declines in the U.S. economy and the September 11 terrorist attacks. ABF’s LTL per-day tonnage grew slightly in 2003. Following minimal increases in February and March of 2004, ABF’s year-over-year LTL tonnage levels began to dramatically improve in April by percentages not seen in several years. ABF’s 2004 second quarter LTL tonnage per day increased 7.8% versus the same period last year. ABF’s second quarter 2004 LTL tonnage per day increased 9.8% from the first quarter of 2004. LTL tonnage for the first eighteen days of July 2004 has increased approximately 10.0% to 11.0% over the same time period in 2003. Management of the Company believes these increases primarily reflect an improving U.S. economy.

Two major events are impacting the competitive landscape for ABF in 2004: the new Hours of Service Regulations that went into effect on January 4, 2004 (see discussion below regarding a recent U.S. Court of Appeals decision) and the combining of two of ABF’s primary competitors, Yellow Corporation (“Yellow”) and Roadway Corporation (“Roadway”) that occurred on December 11, 2003.

With respect to the Hours of Service Regulations, the truckload industry has anticipated significantly higher costs associated with driver pay, customer delays and increased charges for stop-off and detention services. As a result, ABF predicted that it would be handling some larger shipments that historically moved by truckload carriers. During the first six months of 2004, ABF’s truckload tonnage per day increased 10.4% over the same period in 2003. However, the Company believes this tonnage increase is related more to an overall tightening of general truckload capacity due to the improving U.S. economy rather than to the effects of the changes in the federal Hours of Service Regulations.

On Friday, July 16, 2004, the U.S. Court of Appeals vacated the new Hours of Service Regulations in their entirety. The overriding issue in the Court’s decision was the failure of the agency to “consider ... the impact of the rule on the health of drivers.” The Department of Transportation (“DOT”) has 45 days to review the Court’s decision and decide whether to seek other legal remedies. During that 45-day period, the current hours-of-service rules remain in effect. The Company believes that the recent changes in these rules have had little effect, positively or negatively, on ABF.

With respect to the Yellow-Roadway combination, because both companies are primary competitors of ABF, the potential exists for ABF to gain additional business from customers moving their business away from either Yellow or Roadway as a result of the combination, although there can be no certainty that the impact on ABF will be favorable. As previously stated, ABF’s LTL tonnage growth through the first six months of 2004 primarily reflects an improving U.S. economy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

The pricing environment is a key to ABF’s operating performance. The impact of changes in the pricing environment is measured by LTL-billed revenue per hundredweight, although this measure is also affected by profile factors such as average shipment size and average length of haul. The environment in 2003 was positive, with ABF growing LTL-billed revenue per hundredweight, net of fuel surcharges, by 4.9%. During the three and six months ended June 30, 2004, the pricing environment continued to be positive with LTL-billed revenue per hundredweight, net of fuel surcharge, increasing by 3.8% and 2.9%, respectively. As the U.S. economy improves and capacity tightens, the general pricing environment should remain positive, although there can be no assurances in this regard.

For the first six months of 2004, salaries, wages and benefits accounted for 63.6% of ABF’s costs. Labor costs are impacted by ABF’s contractual obligation under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”) is the measure ABF uses to assess this effectiveness, although total weight per hour may also be a relevant measure when the average shipment size is changing. ABF is generally very effective in managing its labor costs to business levels.

The Company ended the first six months of 2004 with no borrowings under its revolving Credit Agreement, $14.1 million in temporary cash investments and $413.8 million in equity. Because of the Company’s financial position at June 30, 2004, ABF should continue to be in a position to take advantage of any potential growth opportunities discussed above.

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

For the three and six months ended June 30, 2004, consolidated revenues increased 10.3% and 6.4%, respectively, and operating income increased 136.3% and 72.2%, respectively, compared to the same periods in 2003, primarily due to revenue growth and improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

Net income for the three and six months ended June 30, 2004 was $19.3 million and $23.8 million, respectively, compared to $15.2 million and $14.5 million for the same periods in 2003. The three and six months ended June 30, 2004 included a charge related to increased reserves associated with the previously announced insolvency of Reliance Insurance Company (“Reliance”). Net income for the three and six months ended June 30, 2003 included a gain on the sale of the Company’s 19% interest in Wingfoot and the six months ended June 30, 2003 included a one-time charge related to the fair value of the Company’s interest rate swap (see Note G).

As discussed above, the Company’s net income and diluted earnings per share for the three and six months ended June 30, 2004 were adversely affected by increased workers’ compensation reserves associated with the liquidation of Reliance. Reliance was Arkansas Best’s excess insurer, for workers’ compensation claims above $300,000, for the years 1993 through 1999. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims. For claims not accepted by state guaranty funds, Arkansas Best has continually maintained reserves for its exposure to the Reliance liquidation since 2001. During the second quarter of 2004, Arkansas Best began receiving notices of rejection from the California Insurance Guarantee Association (CAIGA) on certain claims previously accepted by this guaranty fund. If these claims are not covered by the CAIGA fund, they become part of Arkansas Best’s exposure to the Reliance liquidation. An after-tax charge of $1.6 million ($0.06 per diluted share) to increase the reserves for this additional exposure was recorded in the second quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

As of June 30, 2004, the Company estimated its workers’ compensation claims insured by Reliance to be approximately $8.5 million. Of the $8.5 million of insured Reliance claims, approximately $3.4 million have been accepted by state guaranty funds, leaving the Company with a net exposure amount of approximately $5.1 million. At June 30, 2004, the Company had reserved $4.3 million in its financial statements for its estimated exposure to Reliance. The Company anticipates receiving either full reimbursement from guaranty funds or partial reimbursement through orderly liquidation; however, this process could take several years.

The following tables provide a reconciliation of GAAP net income and diluted earnings per share for the three and six months ended June 30, 2004 and 2003. Management believes the non-GAAP financial measures presented are useful to investors in understanding the Company’s results of operations, because they provide more comparable measures:

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share
	($ thousands, except per share data)
Amounts on a GAAP basis	$19,298	$0.76	$15,190	$0.60
Plus increase in workers’ compensation reserves for Reliance	1,617	0.06	—	—
Less gain on sale of 19% interest in Wingfoot	—	—	(8,429)	(0.33)

Non-GAAP amounts	$20,915	$0.82	$6,761	$0.27

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share
	($ thousands, except per share data)
Amounts on a GAAP basis	$23,759	$0.94	$14,456	$0.57
Plus increase in workers’ compensation reserves for Reliance	1,617	0.06	—	—
Plus one time charge on the Interest Rate Swap	—	—	5,364	0.22
Less gain on sale of 19% interest in Wingfoot	—	—	(8,429)	(0.33)

Non-GAAP amounts	$25,376	$1.00	$11,391	$0.46

The increase of 203.7% and 117.4% in diluted earnings per share for the three and six months ended June 30, 2004, excluding the above items, reflects primarily improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

On August 1, 2001, the Company sold the stock of G.I. Trucking Company (“G.I. Trucking”) for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”). The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The terminals may be purchased in aggregate or individually. The facilities have a net book value of approximately $5.5 million. If all of the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

ABF Freight System, Inc.

Effective June 14, 2004 and July 14, 2003, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.9% for both periods, although the amounts can vary by lane and shipment characteristic. ABF charges a fuel surcharge, based on the increase in diesel fuel prices compared to an index price. The fuel surcharge in effect averaged 5.2% and 4.8% of revenue for the three and six months ended June 30, 2004, compared to 3.2% and 3.7% for the same periods in 2003.

As previously discussed, the 2003 statement of income includes a reclassification to report revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor. The amounts reclassified were $6.9 million and $13.5 million for the three and six months ended June 30, 2003. The comparable amounts for the same periods in 2004 were $7.5 million and $13.8 million, respectively. There was no impact on ABF’s operating income and only a slight impact on ABF’s operating ratio as a result of this reclassification.

Revenues for the three and six months ended June 30, 2004 were $391.0 million and $737.1 million compared to $344.1 million and $674.9 million for the same periods in 2003. ABF generated operating income of $32.8 million and $41.5 million for the three and six months ended June 30, 2004 compared to $14.6 million and $25.7 million during the same periods in 2003.

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended June 30
	2004	2003	% Change
Billed revenue per hundredweight, excluding fuel surcharges
Less than truckload (“LTL”) (shipments less than 10,000 pounds)	$24.06	$23.19	3.8%
Truckload (“TL”)	$8.90	$8.43	5.6%
Total	$21.07	$20.34	3.6%
Tonnage (tons)
LTL	715,078	663,275	7.8%
TL	175,872	158,608	10.9%

Total	890,950	821,883	8.4%

Shipments per DSY hour	0.533	0.533	(0.0)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

	Six Months Ended June 30
	2004	2003	% Change
Billed revenue per hundredweight, excluding fuel surcharges
LTL (shipments less than 10,000 pounds)	$23.78	$23.11	2.9%
TL	$8.66	$8.38	3.3%
Total	$20.79	$20.33	2.3%
Tonnage (tons)
LTL	1,366,524	1,302,472	4.9%
TL	337,176	303,026	11.3%

Total	1,703,700	1,605,498	6.1%

Shipments per DSY hour	0.527	0.531	(0.8)%

ABF’s revenue-per-day increase of 13.6% and 8.4% for the three and six months ended June 30, 2004 over the same periods in 2003 is due primarily to increases in revenue per hundredweight and tonnage.

LTL billed-revenue-per-hundredweight figures for the three and six months ended June 30, 2004, compared to the same periods in 2003, reflect a positive pricing environment and acceptance of the general rate increase put in place on June 14, 2004.

As previously discussed, ABF has experienced solid increases in tonnage levels for both LTL and truckload during the three and six months ended June 30, 2004. Management of the Company believes these increases reflect an improving U.S. economy, particularly in the domestic manufacturing sector. There were 64 working days in the second quarter of 2004 and 2003 and 128 working days in the six months ended June 30, 2004 and 127 working days in the six months ended June 30, 2003.

ABF’s operating ratio improved to 91.6% and 94.4% for the three and six months ended June 30, 2004 from 95.8% and 96.2% during the same periods in 2003, reflecting the operating leverage that results from increased revenues and changes in certain other operating expense categories as follows:

Salaries and wages expense for the three and six months ended June 30, 2004 decreased 3.9% and 1.9%, as a percent of revenue, when compared to the same periods in 2003, due primarily to the fact that a portion of salaries and wages are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. The overall decreases were offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4% and was effective April 1, 2003. For 2003, the annual wage increase occurred on April 1, 2003 and was 2.5% and the annual health and welfare cost increase occurred on August 1, 2003 and was 6.5%. For 2004, the annual wage increase occurred on April 1, 2004 and was 2.0%. The annual health and welfare cost increase is 6.1%, but will not occur until August 1, 2004. Workers’ compensation costs have increased for the three months ended June 30, 2004 compared to the same period in 2003, as a result of a $1.1 million increase in the reserves for exposure to the Reliance liquidation. In addition, for the six months ended June 30, 2004 compared to the same period in 2003, workers’ compensation costs have increased as a result of the second quarter 2004 Reliance exposure increase and an increase in the Company’s loss development factors, which increase required reserves for workers’ compensation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Supplies and expenses decreased 0.1% and increased 0.1%, as a percent of revenue, when the three and six months ended June 30, 2004 are compared to the same periods in 2003. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to an average of $1.16 and $1.11 for the three and six months ended June 30, 2004, compared to $0.93 and $1.00 for the same periods in 2003. For the second quarter 2004 compared to the same period in 2003, the increases in fuel costs are offset, in part, by the fact that a portion of supplies and expenses are fixed in nature and decrease as a percent of revenue, with increases in revenue levels.

Insurance expenses decreased 0.3% and 0.2% as a percent of revenue when the three and six months ended June 30, 2004 are compared to the same periods in 2003, due primarily to a reduction in the severity of new claims and existing claim increases for third-party casualty claims.

The 0.7% and 0.4% increases in ABF’s rents and purchased transportation costs, as a percent of revenue, are due primarily to increased rail utilization to 18.2% and 16.5% of total miles for the three and six months ended June 30, 2004, compared to 15.3% and 14.9% during the same periods in 2003. Rail miles have increased due to tonnage growth in rail lanes and an increase in the use of rail to accommodate tonnage growth during the second quarter of 2004 while drivers are being hired and processed. In addition, rail costs per mile increased 5.1% in the second quarter of 2004 versus the same period in 2003.

As previously mentioned, ABF’s general rate increase on June 14, 2004 was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. ABF could continue to be impacted by fluctuating fuel prices in the future. ABF’s fuel surcharges on revenue are intended to offset any fuel cost increases. ABF’s total insurance costs are dependent on the insurance markets. Workers’ compensation claims costs have increased, as previously discussed. ABF’s nonunion pension expense will decrease to $9.5 million in 2004 from $11.1 million in 2003, reflecting the improved stock market in 2003. ABF’s results of operations have been impacted by the wage and benefit increases associated with the labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Clipper

On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to its LTL freight business. With this sale, Clipper exited the LTL business. Clipper has retained its truckload-related operations (intermodal, temperature-controlled and brokerage).

The following table provides a reconciliation of GAAP revenues, operating income (loss) and operating ratios for Clipper for the three and six months ended June 30, 2003. Management believes the non-GAAP revenues, operating income (loss) and operating ratios are useful to investors in understanding Clipper’s results of operations, excluding its LTL business, because they provide more comparable measures.

	Three Months Ended			Six Months Ended
	June 30, 2003			June 30, 2003
		Operating			Operating
		Income			Income
	Revenue	(Loss)	O.R.%	Revenue	(Loss)	O.R.%
	($ thousands)
Clipper GAAP	$32,974	$726	97.8%	$61,466	$239	99.6%
Less Clipper LTL	8,960	(346)	103.9	17,633	(722)	104.1

Clipper, excluding LTL	$24,014	$1,072	95.5%	$43,833	$961	97.8%

Clipper’s revenues for the three and six months ended June 30, 2004 were $25.0 million and $45.9 million. Excluding the revenues associated with its LTL freight business, Clipper’s revenues for the three and six months ended June 30, 2003 were $24.0 million and $43.8 million, respectively. Clipper’s temperature-controlled division experienced revenue growth of 14.5%, reflecting strength in both the produce and non-produce portions of the business. The positive effects of these revenue trends were somewhat reduced by flat year-over-year combined revenue in Clipper’s intermodal and brokerage business segments.

Excluding LTL, Clipper’s operating ratio deteriorated from 95.5% and 97.8% for the three and six months ended June 30, 2003 to 97.1% and 99.7% for the same periods in 2004. The deterioration in Clipper’s operating ratios results from strong pricing competition for available loads, higher rail rates, increased fuel costs and higher loss and damage claims. In addition, although improved second quarter 2004 shipment levels provided additional revenues to help better cover overhead expenses, Clipper’s profitability continues to be adversely impacted by overhead costs.

Clipper continues to adjust its mix of accounts in order to identify those with the potential for favorable margins. Following its exit from the LTL business, Clipper believes that the long-term profitability of its remaining operations should improve.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Income Taxes

The difference between the effective tax rate for the three and six months ended June 30, 2004 and 2003 and the federal statutory rate resulted from state income taxes and nondeductible expenses. The Company’s tax rate of 35.6% and 35.4% for the three and six months ended June 30, 2003 reflects a lower tax rate on the Wingfoot gain, because of a higher tax basis than book basis. The tax rate without this benefit would have been 40.1%.

Accounts Receivable, less allowances

Accounts receivable increased $18.7 million from December 31, 2003 to June 30, 2004, due primarily to increased business levels. The allowance for doubtful accounts balance at these balance sheet dates remained virtually unchanged because the growth in accounts receivable is primarily in current aging categories.

Prepaid Expenses

Prepaid expenses increased $4.0 million from December 31, 2003 to June 30, 2004, due primarily to the prepayment of 2004 annual insurance premiums for the Company, which were paid in the first quarter of 2004.

Accounts Payable

Accounts payable increased $15.1 million from December 31, 2003 to June 30, 2004, due primarily to increased business levels and a payable of $6.6 million at June 30, 2004 for revenue equipment that had been received prior to June 30, 2004.

Accrued Expenses

Accrued expenses increased $15.5 million from December 31, 2003 to June 30, 2004, due primarily to an increase in required reserves for loss, injury and damage claims of $7.6 million. Loss, injury and damage claims have increased as a result of an increase in the reserves for Reliance exposure and an increase in the Company’s self-insured retention levels. In 2002, the Company increased its workers’ compensation self-insurance retention level to $1,000,000 per claim from $300,000 per claim. In 2003, the Company increased its third-party casualty self-insurance retention level to $1,000,000 per claim from $500,000 per claim. The Company’s workers’ compensation and third-party casualty self-insured retention levels continue to be $1,000,000 per claim in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Seasonality

ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest. Clipper’s operations are similar to operations at ABF, with revenues usually being weaker in the first quarter and stronger during the months of June through October.

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap was to limit the Company’s exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.775% at both June 30, 2004 and December 31, 2003). This instrument is recorded on the balance sheet of the Company (see Note G). Details regarding the swap, as of June 30, 2004, are as follows:

Notional		Rate	Rate	Fair
Amount	Maturity	Paid	Received	Value(2)(3)
$110.0 million	April 1, 2005	5.845% Plus Credit Agreement Margin (0.775%)	LIBOR rate(1) Plus Credit Agreement Margin (0.775%)	($3.6) million

(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2)	The fair value is an amount estimated by Societe Generale (“process agent”) that the Company would have paid at June 30, 2004 to terminate the agreement.

(3)	The swap value changed from ($6.3) million at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

Other Market Risks

Since December 31, 2003, there have been no significant changes in the Company’s other market risks, as reported in the Company’s Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES.

On January 23, 2003, the Company publicly announced that its Board of Directors had approved the Company’s repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The following table provides the details of shares repurchased during the second quarter of 2004:

		Average		Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	2nd Quarter 2004	2nd Quarter 2004	Announced Program	the Program
March 31, 2004			331,400	$16,271,536.22
April 30, 2004	—	—	331,400	16,271,536.22
May 31, 2004	140,100	$26.06	471,500	12,621,166.74
June 30, 2004	—	—	471,500	12,621,166.74

	140,100	$26.06

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Shareholders was held on April 27, 2004. The first proposal considered at the Annual Meeting was to elect Frank Edelstein and Robert A. Young III to serve as directors of the Company. The results of this proposal were as follows:

Directors	Votes For	Votes Withheld
Frank Edelstein	22,827,736	522,341
Robert A. Young III	22,939,296	410,781

PART II. - continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – continued

The second proposal was to ratify the appointment of Ernst & Young LLP as independent auditors for the fiscal year 2004. This proposal received 22,945,755 votes for adoption, 387,263 against adoption, 17,059 abstentions and no broker non-votes.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed Form 8-K dated April 28, 2004, for Item No. 5 – Other Events. The filing announced the Company’s quarterly cash dividend.

The Company filed Form 8-K dated May 19, 2004, for Item No. 5 – Other Events and Regulation FD Disclosure. The filing announced the Company’s subsidiary ABF Freight System, Inc. issued a press release revising its general rates and charges on June 14, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION
(Registrant)

Date: July 28, 2004	/s/ David E. Loeffler
David E. Loeffler
Senior Vice President-Chief Financial Officer, Treasurer and Principal Accounting Officer