Form 10-Q
period 2004-09-30
ARKANSAS BEST CORP /DE/
filed 2004-11-03
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2004

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________to ___________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004

Common Stock, $.01 par value	25,144,274 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2004	2003
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,282	$5,251
Accounts receivable, less allowances (2004 – $4,129; 2003 – $3,558)	162,039	132,320
Prepaid expenses	10,123	8,600
Deferred income taxes	30,121	27,006
Other	3,535	3,400

TOTAL CURRENT ASSETS	251,100	176,577
PROPERTY, PLANT AND EQUIPMENT
Land and structures	222,218	215,476
Revenue equipment	395,626	370,102
Service, office and other equipment	112,123	107,066
Leasehold improvements	13,377	13,048

	743,344	705,692
Less allowances for depreciation and amortization	375,170	358,564

	368,174	347,128
PREPAID PENSION COSTS	26,945	32,887
OTHER ASSETS	71,109	68,572
ASSETS HELD FOR SALE	3,616	8,183
GOODWILL, less accumulated amortization (2004 and 2003 – $32,037)	63,883	63,878

	$784,827	$697,225

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	September 30	December 31
	2004	2003
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,061	$8,861
Accounts payable	66,573	55,764
Federal and state income taxes	9,541	2,816
Accrued expenses	147,117	125,148
Current portion of long-term debt	383	353

TOTAL CURRENT LIABILITIES	236,675	192,942
LONG-TERM DEBT, less current portion	1,491	1,826
FAIR VALUE OF INTEREST RATE SWAP	2,035	6,330
OTHER LIABILITIES	64,331	66,284
DEFERRED INCOME TAXES	36,819	29,106
FUTURE MINIMUM RENTAL COMMITMENTS, NET (2004 – $48,613; 2003 – $49,615)	—	—
OTHER COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2004: 25,675,556 shares; 2003: 25,295,984 shares	257	253
Additional paid-in capital	225,859	217,781
Retained earnings	234,747	192,610
Treasury stock, at cost, 2004: 531,282 shares; 2003: 259,782 shares	(13,334)	(5,807)
Accumulated other comprehensive loss	(4,053)	(4,100)

TOTAL STOCKHOLDERS’ EQUITY	443,476	400,737

	$784,827	$697,225

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$461,888	$410,362	$1,261,224	$1,161,295
OPERATING EXPENSES AND COSTS	417,663	381,717	1,176,715	1,109,256

OPERATING INCOME	44,225	28,645	84,509	52,039
OTHER INCOME (EXPENSE)
Net gains (losses) on sales of property and other	248	(217)	433	(211)
Gain on sale – Wingfoot	—	—	—	12,060
Fair value changes and payments on interest rate swap(1)	300	(51)	449	(10,333)
Interest expense	(102)	(434)	(388)	(2,941)
Other, net	745	613	210	311

	1,191	(89)	704	(1,114)

INCOME BEFORE INCOME TAXES	45,416	28,556	85,213	50,925
FEDERAL AND STATE INCOME TAXES
Current	15,725	8,034	29,483	11,895
Deferred	2,322	3,546	4,602	7,598

	18,047	11,580	34,085	19,493

NET INCOME	$27,369	$16,976	$51,128	$31,432

Basic:
NET INCOME PER SHARE	$1.09	$0.68	$2.04	$1.26

AVERAGE COMMON SHARES OUTSTANDING (BASIC):	25,067,784	24,787,831	25,077,859	24,861,966

Diluted:
NET INCOME PER SHARE	$1.07	$0.67	$2.00	$1.24

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,546,370	25,287,271	25,501,009	25,339,629

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.08	$0.36	$0.24

(1)	The nine months ended September 30, 2003 includes a pre-tax noncash charge of $8.9 million due to no longer forecasting interest payments on $110.0 million of borrowings.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Treasury	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Loss(b)	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2004	25,296	$253	$217,781	$192,610	$(5,807)	$(4,100)	$400,737
Net income	–	–	–	51,128	–	–	51,128
Change in foreign currency translation, net of taxes of $29(a)	–	–	–	–	–	47	47

Comprehensive income(c)							51,175

Issuance of common stock	380	4	6,386	–	–	–	6,390
Tax effect of stock options exercised	–	–	1,692	–	–	–	1,692
Purchase of treasury stock	–	–	–	–	(7,527)	–	(7,527)
Dividends paid on common stock	–	–	–	(8,991)	–	–	(8,991)

Balances at September 30, 2004	25,676	$257	$225,859	$234,747	$(13,334)	$(4,053)	$443,476

(a)	The accumulated loss from the foreign currency translation in accumulated other comprehensive loss is $0.2 million, net of taxes of $0.2 million, at December 31, 2003 and $0.2 million, net of taxes of $0.1 million, at September 30, 2004.

(b)	The minimum pension liability included in accumulated other comprehensive loss is $3.9 million, net of taxes of $2.5 million, at both December 31, 2003 and September 30, 2004.

(c)	Total comprehensive income for the three months ended September 30, 2004 was $27.4 million. Total comprehensive income for the three and nine months ended September 30, 2003 was $16.9 million and $37.5 million, respectively.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2004	2003
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$51,128	$31,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,533	37,483
Other amortization	219	259
Provision for losses on accounts receivable	974	1,057
Provision for deferred income taxes	4,602	7,598
Fair value of interest rate swap	(4,294)	7,743
(Gain) loss on sales of assets and other	(2,046)	183
Gain on sale of Wingfoot	–	(12,060)
Changes in operating assets and liabilities:
Receivables	(30,712)	(11,106)
Prepaid expenses	(1,524)	(3,668)
Other assets	1,363	(19,280)
Accounts payable, bank drafts payable, taxes payable, accrued expenses and other liabilities	40,431	16,494

NET CASH PROVIDED BY OPERATING ACTIVITIES	100,674	56,135

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(63,779)	(63,935)
Proceeds from asset sales	12,333	2,525
Proceeds from sale of Wingfoot	–	71,309
Capitalization of internally developed software and other	(3,020)	(2,854)

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(54,466)	7,045

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	34,300	207,200
Payments under revolving credit facilities	(34,300)	(299,500)
Payments on long-term debt	(305)	(278)
Net increase in bank overdraft	4,256	2,796
Dividends paid on common stock	(8,991)	(5,958)
Purchase of treasury stock	(7,527)	(4,852)
Proceeds from the exercise of stock options	6,390	1,273
Other, net	–	(517)

NET CASH USED BY FINANCING ACTIVITIES	(6,177)	(99,836)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,031	(36,656)
Cash and cash equivalents at beginning of period	5,251	39,644

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,282	$2,988

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2004

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE B — FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

On January 23, 2003, the Company’s Board of Directors approved the Company’s repurchase from time to time, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. During the third quarter of 2004, the Company made no open-market purchases of its Common Stock. Since January 23, 2003, the Company has purchased a total of 471,500 shares, totaling $12.4 million.

On January 28, 2004, the Company announced that its Board had increased its quarterly cash dividend from eight cents per share to twelve cents per share. The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto:

	2004	2003
Quarterly dividend per common share	$0.12	$0.08
First quarter	$3.0 million	$2.0 million
Second quarter	$3.0 million	$2.0 million
Third quarter	$3.0 million	$2.0 million
Fourth quarter	$3.0 million	$2.0 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accounting Policies

Revenue Recognition: Revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. The Company reports revenue and purchased transportation expense on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The 2003 statement of operations includes a reclassification to report revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor. The amounts reclassified were $7.5 million and $21.0 million for the three and nine months ended September 30, 2003. The comparable amounts for the same periods in 2004 were $7.5 million and $21.3 million, respectively. There was no impact on ABF’s operating income and only a slight impact on ABF’s operating ratio as a result of this reclassification.

NOTE C – STOCK-BASED COMPENSATION

The Company maintains three stock option plans which provide for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan is a broad-based plan that allows for the granting of 1.0 million options. The 2002 Stock Option Plan allows for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of September 30, 2004, the Company had not elected to treat any exercised options as Employer SARs. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered, thereby becoming exercisable at that time and with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, with full vesting occurring on the fifth anniversary date. The options or SARs are granted for a term of 10 years. The options or SARs granted during 2004 and 2003, under each plan, are as follows:

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	($ thousands, except per share information)
Net income – as reported	$27,369	$16,976	$51,128	$31,432
Less total stock option expense determined under fair value-based methods for all awards, net of tax benefits	(789)	(673)	(2,482)	(2,274)

Net income – pro forma	$26,580	$16,303	$48,646	$29,158

Net income per share – as reported (basic)	$1.09	$0.68	$2.04	$1.26

Net income per share – as reported (diluted)	$1.07	$0.67	$2.00	$1.24

Net income per share – pro forma (basic)	$1.06	$0.66	$1.94	$1.17

Net income per share – pro forma (diluted)	$1.05	$0.65	$1.93	$1.17

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft on Share-Based Payments, which is a proposed amendment to FAS 123 (“Statement 123R”). Statement 123R would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The FASB expects to issue a final standard on or around December 15, 2004 that would be effective for public companies for interim or annual periods beginning after June 15, 2005.

If Statement 123R is issued in final form, the Company will be required to expense the fair value of the stock options granted and the fair value of unvested prior grants, beginning July 1, 2005. The expense for these options will occur over the option vesting period. The Company’s 2003 Annual Report on Form 10-K includes pro forma information in Note B regarding the impact of expensing stock options on the Company’s net income and earnings per share for prior years.

NOTE E — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

The Company’s subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 78 underground tanks located in 25 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $109,000 over the last 10 years primarily at eight sites) or believes its obligations, other than those specifically accrued for, with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

As of September 30, 2004 and December 31, 2003, the Company had accrued approximately $3.5 million and $2.9 million, respectively, to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended September 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2004	2003	2004	2003	2004	2003
	($ thousands)
Service cost	$2,123	$1,817	$185	$189	$26	$30
Interest cost	2,420	2,389	305	316	159	251
Expected return on plan assets	(3,138)	(2,521)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(64)	(63)	34	34
Amortization of prior service cost (credit)	(231)	(231)	390	390	33	33
Recognized net actuarial loss and other	1,198	1,331	340	420	92	263

Net periodic benefit cost	$2,370	$2,783	$1,156	$1,252	$344	$611

	Nine Months Ended September 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2004	2003	2004	2003	2004	2003
	($ thousands)
Service cost	$6,368	$5,452	$556	$531	$101	$90
Interest cost	7,261	7,168	915	1,180	635	753
Expected return on plan assets	(9,414)	(7,563)	—	—	—	—
Transition (asset) obligation recognition	(6)	(6)	(192)	(192)	101	101
Amortization of prior service cost (credit)	(692)	(692)	1,170	1,170	99	99
Recognized net actuarial loss and other	3,594	3,989	1,018	722	602	790

Net periodic benefit cost	$7,111	$8,348	$3,467	$3,411	$1,538	$1,833

The Company’s full-year 2004 pension expense is estimated to be $9.5 million compared to $11.1 million for the year ended December 31, 2003. During the second quarter of 2004, the Company made the maximum allowed tax-deductible contribution of $1.2 million to its nonunion defined benefit pension plan.

The Company sponsors unfunded defined benefit postretirement health care and life insurance plans for certain employees. Effective December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Prescription Drug Act”) was enacted into law. The Prescription Drug Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

During May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”). This standard requires sponsors of defined benefit postretirement health care plans to make a reasonable determination whether (1) the prescription drug benefits under its plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act and (2) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. Sponsors whose plans meet both of these criteria are required to remeasure the accumulated postretirement benefit obligation and net periodic postretirement benefit expense of their plans to reflect the effects of the Prescription Drug Act in the first interim or annual reporting period beginning after June 15, 2004.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

During the third quarter of 2004, the Company determined that the prescription drug benefits provided under its postretirement health care plan were actuarially equivalent to Medicare Part D and thus would qualify for the subsidy under the Prescription Drug Act and the expected subsidy would offset its share of the cost of the underlying drug coverage. The Company adopted the provisions of FSP No. 106-2 during the third quarter of 2004 and remeasured its accumulated postretirement benefit obligation and net periodic postretirement benefit expense as of January 1, 2004. The accumulated postretirement benefit obligation was reduced by $1.8 million as a result of the subsidy related to benefits attributed to past service. This reduction in the accumulated postretirement benefit obligation was recorded as a deferred actuarial gain and will be amortized over future periods in the same manner as other deferred actuarial gains or losses. The first and second quarters of 2004 were not restated to reflect the effect of the subsidy on the measurement of net periodic postretirement benefit expense because the effect on those interim periods was immaterial. The effect of the subsidy on the measurement of net periodic postretirement benefit expense for the three and nine months ended September 30, 2004 is as follows:

Three and Nine Months Ended
September 30, 2004
($ thousands)
Reduction in service cost	$11
Reduction in interest cost	79
Reduction in amortization of actuarial loss	162

Total	$252

The Company presently anticipates making eligible gross payments for prescription drug benefits and receiving the Medicare Part D subsidy on those payments in 2006 as prescribed in the proposed regulations.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — DERIVATIVE FINANCIAL INSTRUMENTS

On February 23, 1998, the Company entered into an interest rate swap agreement with an effective date of April 1, 1998 and a termination date of April 1, 2005 on a notional amount of $110.0 million. Until March 19, 2003, the interest rate swap was designated as a cash flow hedge of the variable 30-day LIBOR-based interest rate payments on $110.0 million of borrowings under the Company’s $225.0 million Credit Agreement (“Credit Agreement”). Under the swap agreement, the Company pays a fixed interest rate of 5.845% (plus the Credit Agreement margin which was 0.775% at both September 30, 2004 and December 31, 2003) and receives 30-day LIBOR on the $110.0 million notional amount.

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

The fair value of the interest rate swap reflected on the Company’s balance sheet at September 30, 2004 and December 31, 2003 is a liability of $2.0 million and $6.3 million, respectively, which represents the amount the Company would have had to pay if it had terminated the swap as of those dates.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE H — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share – Net income for common stockholders	$27,369	$16,976	$51,128	$31,432

Denominator:
Denominator for basic earnings per share – weighted-average shares	25,067,784	24,787,831	25,077,859	24,861,966
Effect of dilutive securities:
Employee stock options	478,586	499,440	423,150	477,663

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	25,546,370	25,287,271	25,501,009	25,339,629

NET INCOME PER SHARE
Basic	$1.09	$0.68	$2.04	$1.26

Diluted	$1.07	$0.67	$2.00	$1.24

For both the three and nine months ended September 30, 2004, the Company had no outstanding stock options granted that were antidilutive. For the three and nine months ended September 30, 2003, respectively, the Company had outstanding 275,676 and 295,676 in stock options granted that were antidilutive and therefore were not included in the diluted-earnings-per-share calculations for either period presented.

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

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intercompany eliminations of revenues and expenses. Intercompany revenues and expenses are not significant.

Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical and are, therefore, not provided. The Company’s foreign operations are not significant.

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses, operating income and consolidated income before income taxes:

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
	($ thousands)
OPERATING REVENUES
ABF Freight System, Inc.	$427,911	$368,093	$1,165,056	$1,042,944
Clipper	24,610	33,980	70,551	95,446
Other revenues and eliminations	9,367	8,289	25,617	22,905

Total consolidated operating revenues	$461,888	$410,362	$1,261,224	$1,161,295

OPERATING EXPENSES AND COSTS
ABF Freight System, Inc.
Salaries and wages	$250,820	$229,552	$719,886	$671,782
Supplies and expenses	53,495	45,097	150,405	133,323
Operating taxes and licenses	10,909	9,840	31,645	29,568
Insurance	6,911	6,158	18,190	17,801
Communications and utilities	3,427	3,516	10,728	10,985
Depreciation and amortization	12,138	11,116	35,240	31,788
Rents and purchased transportation	43,657	32,699	109,568	90,009
Other	912	1,055	2,346	2,758
(Gain) on sale of equipment	(573)	(228)	(673)	(28)

	381,696	338,805	1,077,335	987,986

Clipper
Cost of services	22,419	29,292	63,914	82,480
Selling, administrative and general	1,985	4,064	6,274	12,108
Loss on sale of equipment	15	6	17	1

	24,419	33,362	70,205	94,589

Other expenses and eliminations	11,548	9,550	29,175	26,681

Total consolidated operating expenses and costs	$417,663	$381,717	$1,176,715	$1,109,256

OPERATING INCOME (LOSS)
ABF Freight System, Inc.	$46,215	$29,288	$87,721	$54,958
Clipper	191	618	346	857
Other loss and eliminations	(2,181)	(1,261)	(3,558)	(3,776)

Total consolidated operating income	$44,225	$28,645	$84,509	$52,039

TOTAL CONSOLIDATED OTHER INCOME (EXPENSE)
Net gains (losses) on sales of property and other	$248	$(217)	$433	$(211)
Gain on sale – Wingfoot	–	–	–	12,060
Fair value changes and payments on interest rate swap	300	(51)	449	(10,333)
Interest expense	(102)	(434)	(388)	(2,941)
Other, net	745	613	210	311

Total consolidated other income (expense)	$1,191	$(89)	$704	$(1,114)

TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$45,416	$28,556	$85,213	$50,925

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

Management of the Company utilizes a bill-by-bill analysis to establish estimates of revenue in transit to recognize in each reporting period under the Company’s accounting policy for revenue recognition. The Company uses a method prescribed by Emerging Issues Task Force Issue No. 91-9 (“EITF 91-9”), Revenue and Expense Recognition for Freight Services in Process, where revenue is recognized based on relative transit times in each reporting period with expenses being recognized as incurred. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management of the Company believes it to be a reliable method. The Company reports revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor.

The Company estimates its allowance for doubtful accounts based on the Company’s historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The Company’s allowance for revenue adjustments is an estimate based on the Company’s historical revenue adjustments. Actual write-offs or adjustments could differ from the allowance estimates the Company makes as a result of a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

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

The Company has elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options because the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options and are theoretical in nature. Under APB 25, because the exercise price of the Company’s employee and director options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See Note D for Recent Accounting Pronouncements regarding the Financial Accounting Standards Board’s proposed Statement 123R.

The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2004 and 2003, these limits are $1.0 million per claim for both workers’ compensation claims and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements total $60.9 million and $53.7 million at September 30, 2004 and December 31, 2003, respectively. The Company does not discount its claims liabilities. Under the Company’s accounting policy for claims, management annually estimates the development of the claims based upon a third party’s calculation of development factors and analysis of historical trends. This annual update of the development of claims allows

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

management to address any changes or trends identified in the process. Actual payments may differ from management’s estimates as a result of a number of factors. These factors include increases in medical costs and the overall economic environment, as well as many other factors. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.

The Company is a party to an interest rate swap which matures on April 1, 2005 and was designated as a cash flow hedge until March 19, 2003 under the provisions of Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Financial Instruments and Hedging Activities. The fair value of the swap of ($2.0) million at September 30, 2004 and ($6.3) million at December 31, 2003 is recorded on the Company’s balance sheet as a liability. Subsequent to March 19, 2003, changes in the fair value of the interest rate swap have been and will continue to be accounted for through the income statement until the interest rate swap matures on April 1, 2005, unless the Company terminates the arrangement prior to that date.

The Company has no current plans to change the methodologies outlined above, which are utilized in determining its critical accounting estimates.

Liquidity and Capital Resources

Cash and cash equivalents totaled $45.3 million and $5.3 million at September 30, 2004 and December 31, 2003, respectively. During the nine months ended September 30, 2004, cash provided from operations of $100.7 million and proceeds from asset sales of $12.3 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $63.8 million, pay dividends on Common Stock of $9.0 million and purchase 271,500 shares of the Company’s Common Stock for $7.5 million. During the nine months ended September 30, 2003, cash provided from operations of $56.1 million, proceeds from the sale of Wingfoot of $71.3 million, proceeds from asset sales of $2.5 million and available cash were used to purchase revenue equipment and other property and equipment totaling $63.9 million, pay dividends on Common Stock of $6.0 million, purchase 200,000 shares of the Company’s Common Stock for $4.8 million and reduce outstanding debt by $92.6 million.

The following is a table providing the aggregate annual obligations of the Company including debt, capital lease maturities and future minimum rental commitments:

	Payments Due by Period
			($ thousands)
	September 30, 2004	Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$1,505	$151	$330	$373	$651
Capital lease obligations	369	233	136	–	–
Operating lease obligations	48,613	11,530	18,871	10,779	7,433
Purchase obligations	–	–	–	–	–
Other long-term liabilities	–	–	–	–	–

Total	$50,487	$11,914	$19,337	$11,152	$8,084

The Company’s primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. ABF leases certain terminal facilities, and Clipper leases its office facilities. At September 30, 2004, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $47.0 million for terminal facilities and Clipper’s general office facility and $1.6 million primarily for other equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

During the second quarter of 2004, the Company made the maximum allowed tax-deductible contribution of $1.2 million to its nonunion defined benefit pension plan. The recent pension plan funding relief, signed into law on April 10, 2004 by President Bush, has no impact on the Company’s contributions to its pension plan in 2004 because the Company has no required minimum contributions.

The Company has an unfunded supplemental pension benefit plan for the purpose of supplementing benefits under the Company’s defined benefit plan. During 2004, the Company made distributions of $3.3 million to plan participants. Based upon currently available information, future distributions of benefits are anticipated to be none in 2005, between an estimated $8.0 million and $11.0 million in 2006, with no other anticipated distributions occurring until the year 2010. Distributions are funded from general corporate cash funds.

The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life insurance, accident and vision care to certain full-time officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company estimates postretirement health benefit payments to be between $0.9 million and $1.0 million for 2004.

The Company is party to an interest rate swap on a notional amount of $110.0 million. The purpose of the swap was to limit the Company’s exposure to increases in interest rates on $110.0 million of bank borrowings over the seven-year term of the swap. The interest rate under the swap is fixed at 5.845% plus the Credit Agreement margin, which was 0.775% at both September 30, 2004 and December 31, 2003. The fair value of the Company’s interest rate swap was ($2.0) million at September 30, 2004 and ($6.3) million at December 31, 2003 and represents the amount the Company would have had to pay at those dates if the interest rate swap agreement were terminated. The fair value of the swap is impacted by changes in rates of similarly termed Treasury instruments. The liability is recognized on the Company’s balance sheet in accordance with FAS 133 at September 30, 2004 and December 31, 2003 (see Note G).

The Company has guaranteed approximately $0.3 million that relates to a debt owed by The Complete Logistics Company (“CLC”) to the owner of a company CLC acquired in 1995. CLC was a wholly owned subsidiary of the Company until 1997, when CLC was sold. The Company’s exposure to this guarantee declines by approximately $60,000 per year.

As reported in the Company’s 2003 Annual Report on Form 10-K, the Company forecasted capital expenditures, net of proceeds from asset sales, to be $76.3 million in 2004. The Company has updated its net capital expenditures forecast to be approximately $67.0 million for 2004. Although the Company has not finalized its plans for 2005 capital expenditures, it is anticipated that the net capital expenditures for 2005 will exceed the net capital expenditures anticipated for 2004.

The Company has two principal sources of available liquidity, which are its operating cash and the $171.6 million it has available under its revolving Credit Agreement at September 30, 2004. The Company has generated between approximately $65.0 million and $90.0 million of operating cash annually for the years 2001 through 2003 and has generated $101.0 million of operating cash through the first nine months of 2004. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations and its available revolver to continue to be principal sources of cash to finance its annual debt maturities, lease commitments, letter of credit commitments, quarterly dividends, stock repurchases, nonunion pension contributions and capital expenditures. On September 26, 2003, the Company amended and restated its existing three-year $225.0 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Agent and Lead Arranger, and Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent. The amendment extended the original maturity date for two years, to May 15, 2007. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $125.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At September 30, 2004, there were no outstanding Revolver Advances and approximately $53.4 million of outstanding letters of credit. At December 31, 2003, there were no outstanding Revolver Advances and approximately $58.4 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, stock repurchases and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of September 30, 2004, the Company was in compliance with the covenants. Interest rates under the agreement are at variable rates as defined by the Credit Agreement.

The Company’s Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company’s senior debt rating agency ratings. A change in the Company’s senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company’s senior debt ratings fall below investment grade, the Company’s Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB+ by Standard & Poor’s Rating Service (“S&P”) and Baa3 by Moody’s Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of its debt. On October 15, 2004, S&P revised its outlook on the Company to positive from stable. At the same time, S&P affirmed the Company’s BBB+ corporate credit rating. In its press release announcing this change, S&P stated, “The change to a positive outlook was driven by the company’s continued strong operating performance, which has resulted from increased tonnage levels, improved pricing and management initiatives to control costs and improve productivity.” In addition, S&P stated, “Ratings on Arkansas Best Corporation reflect the company’s solid competitive position, moderate financial policies and strong financial profile.”

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the first nine months of 2004 or the full year of 2003.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of cancelable subleases, of $48.6 million, and a guarantee of $0.3 million, both of which have been previously discussed. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Operating Segment Data

The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses and operating income by segment as a percentage of revenue for the applicable segment.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
OPERATING EXPENSES AND COSTS
ABF Freight System, Inc.
Salaries and wages	58.6%	62.4%	61.8%	64.4%
Supplies and expenses	12.5	12.3	12.9	12.8
Operating taxes and licenses	2.6	2.7	2.7	2.8
Insurance	1.6	1.7	1.6	1.7
Communications and utilities	0.8	1.0	0.9	1.1
Depreciation and amortization	2.8	3.0	3.0	3.0
Rents and purchased transportation	10.2	8.9	9.4	8.6
Other	0.2	0.2	0.3	0.3
(Gain) on sale of equipment	(0.1)	(0.2)	(0.1)	–

	89.2%	92.0%	92.5%	94.7%

Clipper
Cost of services	91.1%	86.2%	90.6%	86.4%
Selling, administrative and general	8.1	12.0	8.9	12.7

	99.2%	98.2%	99.5%	99.1%

OPERATING INCOME
ABF Freight System, Inc.	10.8%	8.0%	7.5%	5.3%
Clipper	0.8	1.8	0.5	0.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Results of Operations

Executive Overview

Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the nine months ended September 30, 2004, ABF represented 92.0% and Clipper represented 6.0% of total revenues. The Company’s results of operations are primarily driven by ABF. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by its tonnage, which creates operating leverage at higher levels, the pricing environment, and its ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).

ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy as well as a number of other competitive factors, which were more fully described in the General Development of Business section of the Company’s 2003 Form 10-K. ABF’s results were negatively impacted in 2002 and 2001 by tonnage declines resulting from declines in the U.S. economy and the September 11 terrorist attacks. ABF’s LTL per-day tonnage grew slightly in 2003. Following minimal increases in February and March of 2004, ABF’s year-over-year LTL tonnage levels began to dramatically improve in April by percentages not seen in several years. ABF’s third quarter 2004 LTL tonnage per day increased 10.0% over the third quarter of 2003. Through the first nineteen days of October, average daily tonnage figures in ABF’s core LTL business are slightly over nine percent higher than the comparable period in 2003. Management of the Company believes these increases primarily reflect an improving U.S. economy.

Two major events are impacting the competitive landscape for ABF in 2004: the new Hours of Service Regulations that went into effect on January 4, 2004 (see discussion below regarding a recent Congressional vote) and the combining of two of ABF’s primary competitors, Yellow Corporation (“Yellow”) and Roadway Corporation (“Roadway”) that occurred on December 11, 2003.

With respect to the Hours of Service Regulations, the truckload industry has anticipated significantly higher costs associated with driver pay, customer delays and increased charges for stop-off and detention services. As a result, ABF predicted that it would be handling some larger shipments that historically moved by truckload carriers. During the first nine months of 2004, ABF’s truckload tonnage per day increased 11.7% over the same period in 2003. However, the Company believes this tonnage increase is related more to an overall tightening of general truckload capacity due to the improving U.S. economy rather than to the effects of the changes in the federal Hours of Service Regulations. ABF anticipates the rate of truckload tonnage growth will decrease some in the fourth quarter of 2004 over the same period in 2003, because in the fourth quarter of 2003 truckload capacity tightened and Hours of Service freight began impacting ABF.

On September 30, 2004, the U.S. Congress voted to extend the current Hours of Service Regulations until no later than September 30, 2005. This followed a mid-July 2004 ruling by the U.S. Court of Appeals for the District of Columbia that vacated those rules. The Company believes that the existing rules have had a positive impact on highway safety and the welfare of its employees.

With respect to the Yellow-Roadway combination, because both companies are primary competitors of ABF, the potential exists for ABF to gain additional business from customers moving their business away from either Yellow or Roadway as a result of the combination, although there can be no certainty that the impact on ABF will be favorable. As previously stated, management believes ABF’s LTL tonnage growth through the first nine months of 2004 primarily reflects an improving U.S. economy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

The pricing environment is a key to ABF’s operating performance. The impact of changes in the pricing environment is measured by LTL-billed revenue per hundredweight, although this measure is also affected by profile factors such as average shipment size, average length of haul and customer mix. The environment in 2003 was positive, with ABF growing LTL-billed revenue per hundredweight, net of fuel surcharges, by 4.9% over 2002. During the three and nine months ended September 30, 2004, the pricing environment remained firm as industry capacity continued to tighten during the historically busy third quarter with LTL-billed revenue per hundredweight, net of fuel surcharges, increasing by 1.7% and 2.5%, respectively. ABF’s average LTL shipment was approximately two percent larger than in last year’s third quarter and LTL length of haul decreased by about two percent, when compared to the same period of 2003. Both of these profile changes have an adverse effect on nominal yield growth. As the U.S. economy continues to improve and capacity tightens further, the general pricing environment should remain firm, although there can be no assurances in this regard.

For the first nine months of 2004, salaries, wages and benefits costs accounted for 61.8% of ABF’s revenue. Labor costs are impacted by ABF’s contractual obligation under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”) is the measure ABF uses to assess this effectiveness, although total weight per hour may also be a relevant measure when the average shipment size is changing. ABF is generally very effective in managing its labor costs to business levels. As a result of improving tonnage levels and recent employee retirements, ABF has experienced an increased demand for additional employees in specific locations, particularly for over-the-road drivers, city drivers and freight handlers. Although the ABF positions are highly desirable in the industry, the Company’s pace of hiring has been slower than preferred, due to the improvement in the U.S. economy and to ABF’s high employee standards related to safety and work experience. As a result, in 2004 ABF has used a higher-than-normal percentage of rail for linehaul movements and a greater level of overtime. ABF’s employment efforts are being successful. ABF expects to continue its recruitment efforts as the U.S. economy improves and tonnage levels increase.

The Company ended the first nine months of 2004 with no borrowings under its revolving Credit Agreement, $42.1 million in temporary cash investments and $443.5 million in equity. Because of the Company’s financial position at September 30, 2004, ABF should continue to be in a position to take advantage of any potential growth opportunities discussed above.

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

For the three and nine months ended September 30, 2004, consolidated revenues increased 12.6% and 8.6%, respectively, and operating income increased 54.4% and 62.4%, respectively, compared to the same periods in 2003, primarily due to revenue growth and improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

Net income for the three and nine months ended September 30, 2004 was $27.4 million and $51.1 million, respectively, compared to $17.0 million and $31.4 million for the same periods in 2003. Net income for the nine months ended September 30, 2003 included a gain on the sale of the Company’s 19% interest in Wingfoot and a one-time charge related to the fair value of the Company’s interest rate swap (see Note G).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

The following tables provide a reconciliation of GAAP net income and diluted earnings per share for the nine months ended September 30, 2004 and 2003. Management believes the non-GAAP financial measures presented are useful to investors in understanding the Company’s results of operations, because they provide more comparable measures:

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
		Diluted		Diluted
	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share
	($ thousands, except per share data)
Amounts on a GAAP basis	$51,128	$2.00	$31,432	$1.24
Plus one time charge on the Interest Rate Swap	–	–	5,364	0.21
Less gain on sale of 19% interest in Wingfoot	–	–	(8,429)	(0.33)

Non-GAAP amounts	$51,128	$2.00	$28,367	$1.12

The increase of 59.7% and 78.6% in diluted earnings per share for the three and nine months ended September 30, 2004, excluding the above items, reflects primarily improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

Reliance Insurance Company (“Reliance”) was Arkansas Best’s excess insurer for workers’ compensation claims above $300,000 for the years 1993 through 1999. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims. For claims not accepted by state guaranty funds, Arkansas Best has continually maintained reserves for its estimated exposure to the Reliance liquidation since 2001. During the second quarter of 2004, Arkansas Best began receiving notices of rejection from the California Insurance Guarantee Association (“CAIGA”) on certain claims previously accepted by this guaranty fund. If these claims are not covered by the CAIGA fund, they become part of Arkansas Best’s exposure to the Reliance liquidation. As of September 30, 2004, the Company estimated its workers’ compensation claims insured by Reliance to be approximately $7.7 million. Of the $7.7 million of insured Reliance claims, approximately $3.4 million have been accepted by state guaranty funds, leaving the Company with a net exposure amount of approximately $4.3 million. At September 30, 2004, the Company had reserved $3.7 million in its financial statements for its estimated exposure to Reliance. The Company’s reserve was determined by reviewing the most recent financial information available for Reliance from the Pennsylvania Insurance Department. The Company anticipates receiving either full reimbursement from state guaranty funds or partial reimbursement through orderly liquidation; however, this process could take several years.

On August 1, 2001, the Company sold the stock of G.I. Trucking Company (“G.I. Trucking”) for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”). The Company retained ownership of three California terminal facilities and has agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. G.I. Trucking has an option at any time during the four-year lease term to purchase these terminals for $19.5 million. The terminals may be purchased in aggregate or individually. The facilities have a net book value of approximately $5.4 million. If all of the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.1 million in the period they are sold.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

ABF Freight System, Inc.

Effective June 14, 2004 and July 14, 2003, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.9% for both periods, although the amounts can vary by lane and shipment characteristic. ABF's increase in reported revenue per hundredweight, net of fuel surcharge, for the third quarter of 2004 versus the same period in 2003 has been impacted not only by the general rate increase, but also by changes in profile such as length of haul, weight per shipment and customer mix. ABF charges a fuel surcharge, based on changes in diesel fuel prices compared to an index price. The ABF fuel surcharge rate in effect is available on the ABF Web site at www.abf.com. The fuel surcharge in effect averaged 6.0% and 5.2% of revenue for the three and nine months ended September 30, 2004, compared to 3.2% and 3.5% for the same periods in 2003. The current fuel surcharge in effect on less-than-truckload shipments weighing less than 20,000 pounds as of November 3, 2004 is 12.9%.

As previously discussed, the 2003 statement of income includes a reclassification to report revenue and purchased transportation expense, on a gross basis, for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight, but remains the primary obligor. The amounts reclassified were $7.5 million and $21.0 million for the three and nine months ended September 30, 2003. The comparable amounts for the same periods in 2004 were $7.5 million and $21.3 million, respectively. There was no impact on ABF’s operating income and only a slight impact on ABF’s operating ratio as a result of this reclassification.

Revenues for the three and nine months ended September 30, 2004 were $427.9 million and $1,165.1 million compared to $368.1 million and $1,042.9 million for the same periods in 2003. ABF generated operating income of $46.2 million and $87.7 million for the three and nine months ended September 30, 2004 compared to $29.3 million and $55.0 million during the same periods in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2004	2003	% Change
Billed revenue per hundredweight, excluding fuel surcharges
Less than truckload (“LTL”) (shipments less than 10,000 pounds)	$24.50	$24.10	1.7%
Truckload (“TL”)	$9.22	$8.81	4.7%
Total	$21.47	$21.15	1.5%
Tonnage (tons)
LTL	749,781	681,485	10.0%
TL	186,170	163,158	14.1%

Total	935,951	844,643	10.8%

Shipments per DSY hour	0.525	0.526	(0.3)%

	Nine Months Ended September 30
	2004	2003	% Change
Billed revenue per hundredweight, excluding fuel surcharges
LTL (shipments less than 10,000 pounds)	$24.04	$23.45	2.5%
TL	$8.86	$8.53	3.9%
Total	$21.03	$20.61	2.0%
Tonnage (tons)
LTL	2,116,305	1,983,958	6.7%
TL	523,345	466,184	12.3%

Total	2,639,650	2,450,142	7.7%

Shipments per DSY hour	0.526	0.529	(0.6)%

ABF’s revenue-per-day increase of 16.3% and 11.1% for the three and nine months ended September 30, 2004 over the same periods in 2003 is due primarily to increases in revenue per hundredweight and tonnage.

LTL billed-revenue-per-hundredweight figures for the three and nine months ended September 30, 2004, compared to the same periods in 2003, reflect a firm pricing environment and acceptance of the general rate increase put in place on June 14, 2004.

As previously discussed, ABF has experienced increases in tonnage levels for both LTL and truckload during the three and nine months ended September 30, 2004. Management of the Company believes these increases reflect an improving U.S. economy, particularly in the domestic manufacturing sector. There were 64 working days in the third quarter of 2004 and 2003, and 192 working days in the nine months ended September 30, 2004 and 191 working days in the nine months ended September 30, 2003.

ABF’s operating ratio improved to 89.2% and 92.5% for the three and nine months ended September 30, 2004 from 92.0% and 94.7% during the same periods in 2003, reflecting the operating leverage that results from increased revenues and changes in certain other operating expense categories as follows:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Salaries and wages expense for the three and nine months ended September 30, 2004 decreased 3.8% and 2.6%, as a percent of revenue, when compared to the same periods in 2003, due primarily to the fact that a portion of salaries and wages are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. With the increase in demand for employees as previously discussed, ABF has a greater number of newly hired employees who are at the lower tier of the union scale for wages, which contributes to lower salaries and wages as a percentage of revenue for the three and nine months ended September 30, 2004 compared to the same periods in 2003. In addition, ABF has used a greater level of overtime which lowers fringe benefit costs as a percent of revenue. The overall decreases in salaries and wages were offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4% and was effective April 1, 2003. For 2004, the annual wage increase occurred on April 1, 2004 and was 2.0%. The annual health and welfare cost increase occurred on August 1, 2004 and was 6.1%.

Supplies and expenses increased 0.2% and 0.1%, as a percent of revenue, when the three and nine months ended September 30, 2004 are compared to the same periods in 2003. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to an average of $1.28 and $1.17 for the three and nine months ended September 30, 2004, compared to $0.92 and $0.97 for the same periods in 2003. The increases in fuel costs are offset, in part, by the fact that a portion of supplies and expenses are fixed in nature and decrease as a percent of revenue, with increases in revenue levels.

The 1.3% and 0.8% increases in ABF’s rents and purchased transportation costs, as a percent of revenue, are due primarily to increased rail utilization to 20.6% and 18.0% of total miles for the three and nine months ended September 30, 2004, compared to 16.7% and 15.5% during the same periods in 2003. Rail miles have increased due to tonnage growth in rail lanes and an increase in the use of rail to accommodate tonnage growth during 2004 while drivers are being hired and processed. In addition, rail costs per mile have increased 9.2% and 6.2%, respectively, for the three and nine months ended September 30, 2004 versus the same periods in 2003.

As previously mentioned, ABF’s general rate increase on June 14, 2004 was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. ABF could continue to be impacted by fluctuating fuel prices in the future. ABF’s fuel surcharge is based on changes in diesel fuel prices compared to an index. ABF’s total insurance costs are dependent on the insurance markets. ABF’s nonunion pension expense will decrease to $9.5 million in 2004 from $11.1 million in 2003, reflecting the improved stock market in 2003. ABF’s results of operations have been impacted by the wage and benefit increases associated with the labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Clipper

On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to its LTL freight business. With this sale, Clipper exited the LTL business. Clipper has retained its truckload-related operations (intermodal, temperature-controlled and brokerage).

The following table provides a reconciliation of GAAP revenues, operating income (loss) and operating ratios for Clipper for the three and nine months ended September 30, 2003. Management believes the non-GAAP revenues, operating income (loss) and operating ratios are useful to investors in understanding Clipper’s results of operations, excluding its LTL business, because they provide more comparable measures.

	Three Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2003
		Operating			Operating
		Income			Income
	Revenue	(Loss)	O.R.%	Revenue	(Loss)	O.R.%
	($ thousands)
Clipper — Pre-tax
Clipper GAAP	$33,980	$618	98.2%	$95,446	$857	99.1%
Less Clipper LTL	9,108	(268)	102.9	26,741	(990)	103.7

Clipper, excluding LTL	$24,872	$886	96.4%	$68,705	$1,847	97.3%

Clipper’s revenues for the three and nine months ended September 30, 2004 were $24.6 million and $70.6 million. Excluding the revenues associated with its LTL freight business, Clipper’s revenues for the three and nine months ended September 30, 2003 were $24.9 million and $68.7 million, respectively. Revenue increases in Clipper’s brokerage and temperature-controlled divisions were offset by lower revenue in the intermodal portion of Clipper’s dry-freight business. Because of tight capacity, Clipper’s rail suppliers increased their per-mile charges despite providing poor linehaul service and causing increases in Clipper’s claims costs due to extended holding of reefer equipment. As a result, the profitability of Clipper’s intermodal and temperature-controlled divisions suffered significantly. In addition, tightened truckload capacity negatively impacted the profitability of Clipper’s brokerage division as potential loads greatly exceeded the number of trucks available to move them.

Excluding LTL, Clipper’s operating ratio deteriorated from 96.4% and 97.3% for the three and nine months ended September 30, 2003 to 99.2 % and 99.5% for the same periods in 2004. The deterioration in Clipper’s operating ratios results from the impact of plant closings of a large intermodal customer, strong pricing competition for available loads, higher rail rates, increased fuel costs, and higher loss and damage claims. In addition, Clipper’s profitability continues to be adversely impacted by overhead costs. Clipper continues to adjust its mix of accounts in order to identify those with the potential for favorable margins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Income Taxes

The difference between the effective tax rate for the three and nine months ended September 30, 2004 and 2003 and the federal statutory rate resulted from state income taxes and nondeductible expenses. The Company’s tax rate of 38.3% for the nine months ended September 30, 2003 reflects a lower tax rate on the Wingfoot gain, because of a higher tax basis than book basis. The tax rate without this benefit would have been 40.1%.

Accounts Receivable, less allowances

Accounts receivable increased $29.7 million from December 31, 2003 to September 30, 2004, due primarily to increased business levels.

Assets Held for Sale

Assets held for sale decreased $4.6 million from December 31, 2003 to September 30, 2004, due primarily to the sale of a terminal facility that was held for sale.

Accounts Payable

Accounts payable increased $10.8 million from December 31, 2003 to September 30, 2004, due primarily to increased business levels.

Accrued Expenses

Accrued expenses increased $22.0 million from December 31, 2003 to September 30, 2004, due to increases in required reserves for wages, bonuses and holiday pay, health welfare and pension, and loss, injury and damage claims, due primarily to higher business levels.

Long-Term Deferred Income Tax Liability

Long-term deferred income tax liabilities increased $7.7 million from December 31, 2003 to September 30, 2004, due primarily to capital expenditures for revenue equipment which is subject to accelerated tax depreciation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

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

In February 1998, the Company entered into an interest rate swap effective April 1, 1998. The swap agreement is a contract to exchange variable interest rate payments for fixed rate payments over the life of the instrument. The notional amount is used to measure interest to be paid or received and does not represent the exposure to credit loss. The purpose of the swap was to limit the Company’s exposure to increases in interest rates on the notional amount of bank borrowings over the term of the swap. The fixed interest rate under the swap is 5.845% plus the Credit Agreement margin (0.775% at both September 30, 2004 and December 31, 2003). This instrument is recorded on the balance sheet of the Company in other liabilities (see Note G). Details regarding the swap, as of September 30, 2004, are as follows:

Notional		Rate	Rate	Fair
Amount	Maturity	Paid	Received	Value (2)(3)
$110.0 million	April 1, 2005	5.845% Plus Credit Agreement	LIBOR rate(1)	($2.0) million
		Margin (0.775%)	Plus Credit Agreement
Margin (0.775%)

(1)	LIBOR rate is determined two London Banking Days prior to the first day of every month and continues up to and including the maturity date.

(2)	The fair value is an amount estimated by Societe Generale (“process agent”) that the Company would have paid at September 30, 2004 to terminate the agreement.

(3)	The swap value changed from ($6.3) million at December 31, 2003. The fair value is impacted by changes in rates of similarly termed Treasury instruments.

Other Market Risks

Since December 31, 2003, there have been no significant changes in the Company’s other market risks, as reported in the Company’s Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     (a) Recent sales of unregistered securities.

          None.

     (b) Use of proceeds from registered securities.

          None.

     (c) Purchases of equity securities by the issuer and affiliated purchasers.

On January 23, 2003, the Company publicly announced that its Board of Directors had approved the Company’s repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. There were no shares repurchased during the third quarter of 2004:

		Average		Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	3rd Quarter 2004	3rd Quarter 2004	Announced Program	the Program
June 30, 2004			471,500	$12,621,166.74
July 31, 2004	–	–	471,500	12,621,166.74
August 31, 2004	–	–	471,500	12,621,166.74
September 30, 2004	–	–	471,500	12,621,166.74

	–	$–

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

     (b) Exhibits.

10.0	National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 2003 through March 31, 2008

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (d) Reports on Form 8-K.

The Company filed Form 8-K dated July 23, 2004, for Item No. 5 – Other Events. The filing announced the Company’s quarterly cash dividend.

The Company filed Form 8-K dated July 23, 2004, for Item No. 5 – Other Events and Regulation FD Disclosure. The filing announced the retirement of William A. Marquard as Chairman of the Board of the Company and the appointment of Robert A. Young III, the Company’s President and Chief Executive Officer, as the new chairman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION
(Registrant)

Date: October 27, 2004	/s/ David E. Loeffler

David E. Loeffler
Senior Vice President-Chief Financial Officer, Treasurer
and Principal Accounting Officer