Form 10-K
period 2004-12-31
ARKANSAS BEST CORP /DE/
filed 2005-02-25
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year December 31, 2004.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

None

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	Nasdaq Stock Market/NMS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 22, 2005, was $905,595,807.

The number of shares of Common Stock, $.01 par value, outstanding as of February 22, 2005, was 25,291,970.

Documents incorporated by reference into the Form 10-K:

1)	The following sections of the 2004 Annual Report to Stockholders:

-	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

-	Selected Financial Data

-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

-	Quantitative and Qualitative Disclosures About Market Risk

-	Financial Statements and Supplementary Data

-	Controls and Procedures

2)	Proxy Statement for the Annual Stockholders’ meeting to be held April 20, 2005. INTERNET:www.arkbest.com

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

(a)      General Development of Business

Corporate Profile

Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”); Clipper Exxpress Company (“Clipper”); and FleetNet America, Inc. (“FleetNet”).

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

ITEM 1.	BUSINESS — continued

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

On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to Clipper’s less-than-truckload (“LTL”) freight business to Hercules Forwarding Inc. of Vernon, California for $2.7 million in cash (see Note D). With this sale, Clipper exited the LTL business.

(b)      Financial Information about Industry Segments

The response to this portion of Item 1 is included in “Note M – Operating Segment Data” of the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, and is incorporated herein by reference under Item 15.

(c)      Narrative Description of Business

General

During the periods being reported on, the Company operated in two reportable operating segments: (1) ABF and (2) Clipper. Note M to the Consolidated Financial Statements contains additional information regarding the Company’s operating segments for the year ended December 31, 2004, and is incorporated herein by reference under Item 15.

Employees

At December 31, 2004, the Company and its subsidiaries had a total of 12,174 active employees of which approximately 74.0% are members of labor unions.

Motor Carrier Operations

Less-Than-Truckload (“LTL”) Motor Carrier Operations

General

The Company’s LTL motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. (“ABF-BC”), ABF Freight System Canada, Ltd. (“ABF-Canada”), ABF Cartage, Inc. (“Cartage”), Land-Marine Cargo, Inc. (“Land-Marine”) and FreightValue, Inc. (“FreightValue”) (collectively “ABF”).

ITEM 1.	BUSINESS — continued

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

On July 8, 2003, Yellow Corporation announced that it had entered into a definitive agreement to acquire Roadway Corporation. The acquisition was completed in December 2003. Yellow Corporation and Roadway Corporation are significant competitors of ABF.

Effective January 4, 2004, ABF adopted the new Hours of Service rules as prescribed by the U.S. Department of Transportation. The new rules reduce the number of hours a driver can be on duty from 15 to 14 but increase the number of driving hours, during that tour of duty, from 10 to 11. In addition, the new rules require the rest period between driving tours to be 10 hours as opposed to 8. The new rules also provide for a “restart” provision, which states that a driver can be on duty for 70 hours in 8 days, but if the driver has 34 consecutive hours off duty, for any reason, he “restarts” at zero hours. The operational impact on ABF’s over-the-road line-haul relay network has been modest and includes a small decline in driver and equipment utilization, offset by the opportunity to further improve transit times. The new rules have limited impact on LTL carriers, such as ABF, whose pickup, linehaul and delivery operations typically are performed by different drivers. Impacts on the truckload industry have been more significant, including a decline in driver utilization and flexibility and an exascerbation of a nationwide driver shortage. As a result, truckload carriers have increased driver pay, raised customer prices and increased charges for stop-off and detention services, making LTL carriers more competitive on many larger shipments. On September 30, 2004, the U.S. Congress voted to extend the current Hours of Service Regulations until no later than September 30, 2005 after a mid-July 2004 ruling by the U.S. Court of Appeals for the District of Columbia that vacated those rules. The Company believes that the existing rules have had a positive impact on highway safety and the welfare of its employees.

ITEM 1.	BUSINESS — continued

Insurance, Safety and Security

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $500,000 of each cargo loss, $1,000,000 of each workers’ compensation loss and $1,000,000 of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note R). The Company pays premiums to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these self-insured states, depending on each state’s rules, the guaranty funds will pay excess claims if the insurer cannot due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds (see Note R). The Company has been able to obtain what it believes to be adequate coverage for 2005 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.

Since 2001, ABF has been subject to cargo security and transportation regulations issued by the Transportation Security Administration. Since 2002, ABF has been subject to regulations issued by the Department of Homeland Security. ABF is not able to accurately predict how past or future events will affect government regulations and the transportation industry. However, ABF believes that any additional security measures that may be required by future regulations could result in additional costs.

ABF Freight System, Inc.

Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for 92.4% of the Company’s consolidated revenues for 2004. ABF is one of North America’s largest LTL motor carriers, based on revenues for 2004 as reported to the U.S. Department of Transportation (“D.O.T.”). ABF provides direct service to over 97.0% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 47,000 communities through 287 service centers in all 50 states, Canada and Puerto Rico. Through relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.

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

General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, non-bulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2004, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for approximately 10.0% of ABF’s revenues.

ITEM 1.	BUSINESS — continued

Employees

At December 31, 2004, ABF had a total of 11,674 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2004, such costs amounted to 61.0% of ABF’s revenues. Approximately 77.0% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). On March 28, 2003, the IBT announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. ABF is a member of the MFCA. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% — 3.4%. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their proportionate share of the plan’s unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA, in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. The Company has no intention of ceasing to contribute or of substantially reducing its contributions to such multiemployer plans (see Note L for more specific disclosures regarding the Central States Pension Fund).

Three of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than nonunion companies. Union companies also experience lower employee turnover and higher productivity compared to some nonunion firms. Due to its national reputation, its working conditions and its high pay scale, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties are encountered in certain situations, such as significant increases in business levels, as occurred in 2004.

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and its disposal of waste oil. In addition, the Company is subject to significant regulations dealing with underground fuel storage tanks. The Company’s subsidiaries, or lessees, store fuel for use in tractors and trucks in 77 underground tanks located in 24 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $109,000 over the last 10 years primarily at seven sites) or believes its obligations, other than those specifically accrued for, with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

As of December 31, 2004 and December 31, 2003, the Company had accrued approximately $3.3 million and $2.9 million, respectively, to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

Intermodal Operations

General

The Company’s intermodal transportation operations are conducted through Clipper. Headquartered in Woodridge, Illinois, Clipper offers domestic intermodal freight services, utilizing a variety of transportation modes, including rail and over-the-road. Clipper’s revenues accounted for 5.6% of consolidated revenues for 2004. During the year ended December 31, 2004, Clipper’s largest customer accounted for approximately 16.4% of its revenues.

On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to its LTL freight business to Hercules Forwarding Inc. of Vernon, California for $2.7 million in cash. With this sale, Clipper exited the LTL business (see Note D). Clipper’s LTL operation accounted for approximately 30.0% of its 2003 revenues.

ITEM 1.	BUSINESS — continued

Clipper provides a variety of transportation services such as intermodal and truck brokerage, consolidation, transloading, repacking, and other ancillary services. As an intermodal marketing operation, Clipper arranges for loads to be picked up by a drayage company, tenders them to a railroad, and then arranges for a drayage company to deliver the shipment on the other end of the move. Clipper’s role in this process is to select the most cost-effective means to provide quality service and to expedite movement of the loads at various interface points to ensure seamless door-to-door transportation.

Clipper also provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada, and the eastern United States. As of December 31, 2004, Clipper owned 595 temperature-controlled trailers that it deployed in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper services also include transportation of non-produce loads requiring protective services and leasing trailers during non-peak produce seasons.

Competition, Pricing and Industry Factors

Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders and railroads. Intermodal transportation operations are akin to motor carrier operations in terms of market conditions, with revenues being weaker in the first quarter and stronger during the months of June through October. Freight shipments, operating costs and earnings are also affected by the state of the overall U.S. economy and inclement weather. Clipper’s margins are impacted by the amount of rail rebates it receives from rail service providers. The amount of rail rebates Clipper receives, is in part impacted by its rail volumes. The reliability of rail service is also a critical component of Clipper’s ability to provide service to its customers.

ITEM 1.	BUSINESS — continued

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

The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.

ABF

ABF currently operates out of 287 terminal facilities of which it owns 73, leases 45 from an affiliate (Transport Realty, Inc., a consolidated Arkansas Best Corporation subsidiary) and leases the remainder from non-affiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage

Owned:
Dayton, Ohio	330	249,765
Ellenwood, Georgia	226	153,209
South Chicago, Illinois	274	152,990
Carlisle, Pennsylvania	332	188,868
Dallas, Texas	194	144,170
Winston-Salem, North Carolina	150	160,700
Kansas City, Missouri	252	161,740

Leased from affiliate, Transport Realty, Inc.:
North Little Rock, Arkansas	196	148,712
Albuquerque, New Mexico	85	71,004

Leased from non-affiliate:
Salt Lake City, Utah	92	44,400

Clipper

Clipper operates from three leased locations, which include Woodridge, Illinois; Fresno, California and San Diego, California.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information set forth under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, is incorporated by reference herein. The information set forth under the caption “Equity Compensation Plan Information” appearing in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission (“Definitive Proxy Statement”) is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Financial Data” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, is incorporated by reference herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, is incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

“Quantitative and Qualitative Disclosures About Market Risk,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm, consolidated financial statements and supplementary information, appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s assessment of internal control over financial reporting and the report of the independent registered public accounting firm, appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2004, are incorporated by reference herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Election of Directors,” “Directors of the Company,” “Board of Directors and Committees,” “Executive Officers of the Company” “General Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement set forth certain information with respect to the directors, the nominees for election as director and executive officers of the Company and are incorporated herein by reference.

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

The sections entitled “Principal Accountant Fees and Services” and “Policies and Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the Company’s Definitive Proxy Statement set forth certain information with respect to principal accountant fees and services and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

The following information appearing in the 2004 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit 13:

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Selected Financial Data
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Controls and Procedures

With the exception of the aforementioned information, the 2004 Annual Report to Stockholders is not deemed filed as part of this report. Schedules other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2004 Annual Report to Stockholders.

(a)(2)    Financial Statement Schedules

For the years ended December 31, 2004, 2003, and 2002.
Schedule II – Valuation and Qualifying Accounts and Reserves                                                             Page 16

(a)(3)     Exhibits

The exhibits filed with this report are listed in the Exhibit Index, which is submitted as a separate section of this report.

(b)     Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANSAS BEST CORPORATION

By:	/s/David E. Loeffler

David E. Loeffler
Senior Vice President — Chief Financial
Officer, Treasurer and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board, Director,	February 24, 2005

Robert A. Young III	Chief Executive Officer and Principal Executive Officer

/s/Robert A. Davidson	Director, President and	February 24, 2005

Robert A. Davidson	Chief Operating Officer

/s/David E. Loeffler	Senior Vice President — Chief Financial Officer,	February 24, 2005

David E. Loeffler	Treasurer and Principal Accounting Officer

/s/Frank Edelstein	Lead Independent Director	February 24, 2005

Frank Edelstein

/s/John H. Morris	Director	February 24, 2005

John H. Morris

/s/Alan J. Zakon	Director	February 24, 2005

Alan J. Zakon

/s/William M. Legg	Director	February 24, 2005

William M. Legg

/s/Fred A. Allardyce	Director	February 24, 2005

Fred A. Allardyce

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C	Column D		Column E		Column F
		Additions
	Balance at	Charged to	Charged to
	beginning	costs and	other accounts		Deductions -		Balance at
Description	of period	expenses	describe		describe		end of period
			($ thousands)

Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,558	$1,411	$2,149	(A)	$2,693	(B)	$4,425

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$2,942	$1,556	$1,474	(A)	$2,414	(B)	$3,558

Year Ended December 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,483	$1,593	$958	(A)	$3,092	(B)	$2,942

Note A — Recoveries of amounts previously written off.
Note B — Uncollectible accounts written off.

FORM 10-K — ITEM 15(a)
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

FORM 10-K — ITEM 15(a)
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

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.14*	Agreement dated September 13, 2000, by and among The Goodyear Tire & Rubber Company and Treadco, Inc., a wholly owned subsidiary of Arkansas Best Corporation.

10.15*	Stock Purchase Agreement by and between Arkansas Best Corporation and Estes Express Lines dated as of August 1, 2001.

10.16*#	Letter re: Proposal to adopt the Company’s 2002 Stock Option Plan.

10.17*	Amended and Restated Bylaws of the Company dated as of February 17, 2003.

10.18*	$225 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association as Documentation Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on May 17, 2002, Commission File No. 0-19969 and incorporated herein by reference).

10.19*	$225 million Amended and Restated Credit Agreement dated as of September 26, 2003 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD. as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on September 30, 2003, Commission File No. 0-19969 and incorporated herein by reference).

10.20*	National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 2003 through March 31, 2008.

10.21	Indemnification Agreement, by and between Arkansas Best Corporation and the Company’s Board of Directors.

13	2004 Annual Report to Stockholders

21	List of Subsidiary Corporations

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a compensation plan for Directors or Executive Officers.