Form 10-Q
period 2005-03-31
ARKANSAS BEST CORP /DE/
filed 2005-05-02
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2005

Common Stock, $.01 par value	25,352,739 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2005	2004
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,568	$32,359
Short-term investment securities	70,647	38,514
Accounts receivable, less allowances (2005 – $4,397; 2004 – $4,425)	148,482	150,812
Prepaid expenses	15,266	15,803
Deferred income taxes	31,825	28,617
Prepaid income taxes	—	3,309
Other	7,128	4,268

TOTAL CURRENT ASSETS	274,916	273,682

PROPERTY, PLANT AND EQUIPMENT
Land and structures	230,534	229,253
Revenue equipment	402,249	395,574
Service, office and other equipment	115,540	115,407
Leasehold improvements	13,701	13,411

	762,024	753,645
Less allowances for depreciation and amortization	393,629	383,647

	368,395	369,998

PREPAID PENSION COSTS	22,070	24,575

OTHER ASSETS	71,365	73,234

ASSETS HELD FOR SALE	1,270	1,354

GOODWILL, less accumulated amortization
(2005 and 2004 – $32,037)	63,900	63,902

	$801,916	$806,745

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	March 31	December 31
	2005	2004
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$10,682	$15,862
Accounts payable	66,576	62,784
Income taxes payable	1,867	2,941
Accrued expenses	141,298	148,631
Current portion of long-term debt	360	388

TOTAL CURRENT LIABILITIES	220,783	230,606

LONG-TERM DEBT, less current portion	1,400	1,430

FAIR VALUE OF INTEREST RATE SWAP	—	873

OTHER LIABILITIES	67,281	67,571

DEFERRED INCOME TAXES	35,391	37,870

FUTURE MINIMUM RENTAL COMMITMENTS, NET
(2005 – $44,200; 2004 – $45,763)	—	—

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2005: 25,921,671 shares; 2004: 25,805,702 shares	259	258
Additional paid-in capital	232,415	229,661
Retained earnings	263,555	256,129
Treasury stock, at cost, 2005: 568,932 shares; 2004: 531,282 shares	(14,833)	(13,334)
Accumulated other comprehensive loss	(4,335)	(4,319)

TOTAL STOCKHOLDERS’ EQUITY	477,061	468,395

	$801,916	$806,745

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2005	2004
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$417,278	$374,844

OPERATING EXPENSES AND COSTS	399,853	366,554

OPERATING INCOME	17,425	8,290

OTHER INCOME (EXPENSE)
Net loss on sales of property and other	—	(56)
Short-term investment income	342	8
Fair value changes and payments on interest rate swap	—	(438)
Interest expense and other related financing costs	(389)	(289)
Other, net	(54)	(43)

	(101)	(818)

INCOME BEFORE INCOME TAXES	17,324	7,472

FEDERAL AND STATE INCOME TAXES
Current	12,547	2,305
Deferred (credit)	(5,687)	706

	6,860	3,011

NET INCOME	$10,464	$4,461

Basic:
NET INCOME PER SHARE	$0.41	$0.18

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	25,317,178	24,984,285

Diluted:
NET INCOME PER SHARE	$0.41	$0.18

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,806,761	25,389,786

CASH DIVIDENDS PAID PER COMMON SHARE	$0.12	$0.12

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Loss(b)	Equity
			(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2005	25,806	$258	$229,661	$256,129	$(13,334)	$(4,319)	$468,395

Net income	—	—	—	10,464	—	—	10,464
Change in foreign currency translation, net of taxes of $13(a)	—	—	—	—	—	(16)	(16)

Comprehensive income(c)							10,448

Issuance of common stock	116	1	2,109	—	—	—	2,110
Tax effect of stock options exercised	—	—	645	—	—	—	645
Purchase of treasury stock	—	—	—	—	(1,499)	—	(1,499)
Dividends paid on common stock	—	—	—	(3,038)	—	—	(3,038)

Balances at March 31, 2005	25,922	$259	$232,415	$263,555	$(14,833)	$(4,335)	$477,061

See notes to consolidated financial statements.

(a)	The accumulated loss from foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at December 31, 2004 and March 31, 2005.

(b)	The minimum pension liability included in accumulated other comprehensive loss is $4.1 million, net of tax benefits of $2.6 million at December 31, 2004 and March 31, 2005.

(c)	Total comprehensive income for the three months ended March 31, 2004 was $4.5 million.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2005	2004
	(Unaudited)
	($thousands)
OPERATING ACTIVITIES
Net income	$10,464	$4,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,576	13,317
Other amortization	73	73
Provision for losses on accounts receivable	433	558
Provision (credit) for deferred income taxes	(5,687)	706
Fair value of interest rate swap	(873)	(866)
(Gain) loss on sales of assets and other	(116)	24
Changes in operating assets and liabilities:
Receivables	1,855	(1,331)
Prepaid expenses	537	(5,813)
Other assets	908	2,935
Accounts payable, taxes payable, accrued expenses and other liabilities	(657)	5,747

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,513	19,811

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,049)	(10,054)
Proceeds from asset sales	565	287
Purchases of short-term investment securities	(69,501)	—
Proceeds from sales of short-term investment securities	37,400	—
Capitalization of internally developed software and other	(1,150)	(1,096)

NET CASH USED BY INVESTING ACTIVITIES	(44,735)	(10,863)

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	33,800
Payments under revolving credit facilities	—	(33,800)
Payments on long-term debt	(58)	(54)
Net decrease in bank overdraft	(5,085)	(405)
Dividends paid on common stock	(3,038)	(2,990)
Purchase of treasury stock	(1,499)	(3,876)
Proceeds from the exercise of stock options and other	2,111	1,149

NET CASH USED BY FINANCING ACTIVITIES	(7,569)	(6,176)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,791)	2,772
Cash and cash equivalents at beginning of period	32,359	5,251

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,568	$8,023

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2005

NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS

Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”), Clipper Exxpress Company (“Clipper”) and FleetNet America, Inc. (“FleetNet”).

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

NOTE B — FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The difference between the effective tax rate for the three months ended March 31, 2005 and 2004 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

The Company has a program to repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Director’s discretion. During the first quarter of 2005, the Company made open-market purchases of 37,650 shares of its Common Stock for a purchase price of $1.5 million. Since January 23, 2003, the Company has purchased a total of 509,150 shares, totaling $13.9 million.

The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto:

	2005	2004

Quarterly dividend per common share	$0.12	$0.12

First quarter	$3.0 million	$3.0 million
Second quarter	$3.0 million	$3.0 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

Accounting Policies

Short-Term Investments: Short-term investment securities are classified as available-for-sale and are stated at fair value with related unrealized gains and losses, if any, reported, net of tax, in accumulated other comprehensive income. These investments consist of auction rate securities with auction reset periods of less than 90 days. Interest and dividends related to these investments are included in short-term investment income on the Company’s consolidated statement of income.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities in the amount of $38.5 million to short-term investments. Auction rate securities, because of the short duration of their reset periods, were included in cash and cash equivalents at December 31, 2004. As a result of this reclassification, the Company’s cash flow from investing activities includes the investments and sales of auction rate securities. This reclassification had no impact on previously reported total current assets, total assets, or statements of income and does not affect previously reported cash flows from operating activities.

NOTE C – STOCK-BASED COMPENSATION

See Note K for a discussion of the adoption of the 2005 Ownership Incentive Plan, which was approved by the stockholders of the Company on April 20, 2005 and a discussion of Restricted Stock Award agreements approved by the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”) on that same date.

Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan is a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of March 31, 2005, the Company had not elected to treat any exercised options as Employer SARs and no employee SARs had been granted. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered thereby becoming exercisable at that time, with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, and full vesting occurring on the fifth anniversary date. The options or SARs were granted for a term of 10 years. There were no options granted during the first quarter of 2005. The options or SARs granted during the first quarter of 2004, under each plan, are as follows:

2004
2000 Non-Qualified Stock Option Plan – Options	49,000
2002 Stock Option Plan – Options/Employer SARs	277,000

The Company accounts for stock options under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. No stock-based employee compensation expense from options granted is reflected in net income in the first quarters of 2005 or 2004, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying Common Stock on the date of grant.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options is estimated at the date of grant, using a Black-Scholes option pricing model. The Company’s pro forma assumptions for the 2004 grants are as follows:

2004
Risk-free rates	2.9%
Volatility	53.6%
Weighted-average life	4 years
Dividend yields	1.7%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition under FAS 123 to stock-based employee compensation from stock options:

	Three Months Ended
	March 31
	2005	2004
	($thousands)
Net income – as reported	$10,464	$4,461

Less total stock option expense determined under fair value-based methods for all awards, net of tax benefits	(548)	(943)

Net income – pro forma	$9,916	$3,518

Net income per share – as reported (basic)	$0.41	$0.18

Net income per share – as reported (diluted)	$0.41	$0.18

Net income per share – pro forma (basic)	$0.39	$0.14

Net income per share – pro forma (diluted)	$0.39	$0.14

See Note D for recent accounting pronouncements regarding the Financial Accounting Standards Board’s Statement No. 123® (“FAS 123®”), Share-Based Payment, issued in December 2004 and effective for the Company on January 1, 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE D – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of an amendment to the required compliance dates for FAS 123(R). As a result, this statement will be effective for the Company on January 1, 2006. The negative impact, in each quarter of 2006, of prior unvested stock option grants is estimated to be approximately $0.01 per diluted common share, net of estimated tax benefits.

In December 2004, the FASB issued Statement No. 153 (“FAS 153”), Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. FAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This statement is effective for the Company’s nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. FAS 153 is not expected to have a material impact upon the Company’s financial statements or related disclosures.

NOTE E – SHORT-TERM INVESTMENTS

The Company’s short-term, available-for-sale, investments consist of auction rate securities. The following is a summary of the Company’s auction rate security investments, on a specific identification basis, at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

U.S. corporate securities	$—	$4,904
U.S. state and local municipal securities	50,747	23,610

Total debt securities	50,747	28,514
Preferred equity securities	19,900	10,000

	$70,647	$38,514

The carrying value of the Company’s auction rate securities approximates fair value. There were no unrealized gains or losses for the first quarter 2005.

The Company sold $37.4 million in auction rate securities during the three months ended March 31, 2005, with no realized gains or losses. Interest and dividends related to these investments are included in short-term investment income on the Company’s consolidated statement of income.

The carrying value of the Company’s short-term investments at March 31, 2005, by ultimate contractual maturity of the underlying security, are shown below. Actual maturities may differ from the ultimate contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Company’s auction reset periods with respect to its auction rate securities are generally 7, 28, 35 or 49 days, thus limiting the Company’s exposure to interest rate risk.

March 31, 2005
Due within 1 year	$—
Due after 1 year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	50,747

50,747
Preferred equity securities	19,900

$70,647

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

The Company’s subsidiaries, or lessees, store fuel for use in tractors and trucks in approximately 77 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $134,000 over the last 10 years primarily at eight sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

As of March 31, 2005 and December 31, 2004, the Company had accrued approximately $3.2 million and $3.3 million, respectively, to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities.

NOTE G — DERIVATIVE FINANCIAL INSTRUMENTS

The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005. The final payment under the interest rate swap agreement of $0.3 million was included in the Company’s balance sheet in accrued expenses at March 31, 2005. For the first quarter 2005, payments on the swap and changes in the fair value of the swap were approximately equal in amount.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE H – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended March 31
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2005	2004	2005	2004	2005	2004
			($thousands)
Service cost	$2,329	$2,123	$192	$185	$42	$37
Interest cost	2,421	2,420	321	305	201	238
Expected return on plan assets	(3,254)	(3,138)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(64)	(64)	34	34
Amortization of prior service cost (credit)	(230)	(230)	390	390	7	33
Recognized net actuarial loss and other	1,241	1,197	341	340	214	255

Net periodic benefit cost	$2,505	$2,370	$1,180	$1,156	$498	$597

The Company’s full-year 2005 pension expense is estimated to be $10.0 million compared to $9.5 million for the year ended December 31, 2004. In 2005, the Company does not have a required minimum contribution to its nonunion pension plan. Currently available information indicates a maximum allowable tax-deductible contribution of approximately $11.0 million for 2005. Management of the Company plans to make a tax-deductible contribution of $6.0 million in the second quarter of 2005. Management is evaluating whether to make additional tax-deductible contributions during 2005.

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2005	2004
	($thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings per share –
Net income for common stockholders	$10,464	$4,461

Denominator:
Denominator for basic earnings per share –
Weighted-average shares	25,317,178	24,984,285
Effect of dilutive securities:
Employee stock options	489,583	405,501

Denominator for diluted earnings per share – adjusted weighted-average shares	25,806,761	25,389,786

NET INCOME PER SHARE

Basic	$0.41	$0.18

Diluted	$0.41	$0.18

For the three months ended March 31, 2005, the Company had no outstanding stock options granted that were antidilutive. For the three months ended March 31, 2004, the Company had outstanding 228,121 in stock options granted that were antidilutive and, therefore, were not included in the diluted-earnings-per-share calculation.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE J – OPERATING SEGMENT DATA

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

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses, operating income and consolidated income before income taxes:

	Three Months Ended
	March 31
	2005	2004
	($thousands)
OPERATING REVENUES
ABF
LTL	$350,816	$317,958
TL	33,253	28,154

Total	384,069	346,112

Clipper	23,464	20,906
Other revenues and eliminations	9,745	7,826

Total consolidated operating revenues	$417,278	$374,844

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$244,620	$229,306
Supplies and expenses	56,388	46,669
Operating taxes and licenses	10,562	10,277
Insurance	6,457	5,218
Communications and utilities	3,780	3,833
Depreciation and amortization	12,775	11,560
Rents and purchased transportation	31,485	29,525
Other	924	1,016
(Gain) on sale of equipment	(116)	(35)

	366,875	337,369

Clipper
Cost of services	21,318	19,291
Selling, administrative and general	2,169	2,188
Loss on sale of equipment	—	2

	23,487	21,481

Other expenses and eliminations	9,491	7,704

Total consolidated operating expenses and costs	$399,853	$366,554

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

	Three Months Ended
	March 31
	2005	2004
	($thousands)
OPERATING INCOME (LOSS)
ABF	$17,194	$8,743
Clipper	(23)	(575)
Other and eliminations	254	122

Total consolidated operating income	$17,425	$8,290

TOTAL CONSOLIDATED OTHER INCOME (EXPENSE)
Net loss on sales of property and other	$—	$(56)
Short-term investment income	342	8
Fair value changes and payments on interest rate swap	—	(438)
Interest expense and other related financing costs	(389)	(289)
Other, net	(54)	(43)

	$(101)	$(818)

TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$17,324	$7,472

NOTE K – SUBSEQUENT EVENTS

On April 20, 2005, the stockholders of the Company approved the Company’s 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 2002 Stock Option Plan and 2000 Nonqualified Stock Option Plan with respect to future awards and provides for the grant of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, which may be paid in cash or stock or a combination thereof, as determined by the Compensation Committee. On that same date, the Compensation Committee approved the Form of Restricted Stock Award Agreement (Non-Employee Director) and Form of Restricted Stock Award Agreement (Employee). Also on that same date, the Compensation Committee granted 178,550 shares of restricted stock under these agreements. The fair value of the shares granted was Arkansas Best’s closing stock price on April 20, 2005 of $32.65 per share. The restricted stock grant vests at the end of a five-year period beginning on the date of the grant, subject to accelerated vesting due to death, disability, retirement and change in control provisions. Arkansas Best will begin expensing this restricted stock grant in the second quarter of 2005. The estimated negative impact of the grant on diluted earnings per share will be approximately $0.01 per diluted common share, net of estimated tax benefits, per quarter through the vesting period. The Company will account for the restricted stock grant under APB 25, until January 1, 2006, the effective date of FAS 123(R). See Note D for recent accounting pronouncements regarding the FASB’s Statement No. 123(R).

On August 1, 2001, the Company sold the stock of G.I. Trucking Company (“G.I. Trucking”) for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”). The Company retained ownership of three California terminal facilities and agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. The lease agreements contain purchase options for G.I. Trucking to purchase the three terminals for $19.5 million. The terminals may be purchased in aggregate or individually. The facilities had a net book value of approximately $5.3 million at March 31, 2005. On April 29, 2005, G.I. Trucking gave notice that it was exercising its rights to purchase these terminals. The closing of these transactions is subject to the parties reaching mutual agreement on certain material terms. If all of the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. If mutually agreeable sale terms are not reached, the leases for these terminal facilities will expire on July 31, 2005, unless the parties agree to further lease terms for some or all of the three terminal facilities.

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

The Company’s accounting estimates that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2004 Form 10-K. No changes to the Company’s methodologies for its critical accounting estimates have occurred since the Company filed its 2004 Form 10-K.

Except as disclosed in Note D, the Company has no current plans to change the methodologies, which are utilized in determining its critical accounting estimates.

Recent Accounting Pronouncements

See Note D for recent accounting pronouncements regarding the FASB’s Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment, issued in December 2004.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $72.2 million at March 31, 2005 and $70.9 million at December 31, 2004, respectively. During the three months ended March 31, 2005, cash provided from operations of $21.5 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $12.0 million, pay dividends on Common Stock of $3.0 million and purchase 37,650 shares of the Company’s Common Stock for $1.5 million. During the three months ended March 31, 2004, cash provided from operations of $19.8 million was used to purchase revenue equipment and other property and equipment totaling $10.1 million, pay dividends on Common Stock of $3.0 million and purchase 131,400 shares of the Company’s Common Stock for $3.9 million.

In 2005, the Company estimates net capital expenditures to be approximately $94.0 million, which relates primarily to ABF. This consists of $55.0 million for revenue equipment replacements, $6.0 million for revenue equipment additions and approximately $33.0 million for real estate and other. Net capital expenditures anticipated for 2005 are above the 2004 total of $63.6 million. A few significant items explain most of the increase in anticipated 2005 net capital expenditures. The unit cost increases for replacement tractors and trailers represent an increase of approximately $5.5 million. Replacement of a greater number of trailers is anticipated in 2005 over 2004 levels, which increases net capital expenditures by $3.5 million. Expansion of the road tractor and trailer fleet causes an increase of approximately $5.0 million, and expansion and maintenance of ABF’s terminal network and other net capital expenditures are anticipated to increase by $12.0 million over 2004.

     The Company does not have a required minimum contribution to its nonunion pension plan for 2005. Currently available information indicates a maximum allowable tax-deductible contribution of approximately $11.0 million for 2005. Management of the Company plans to make a tax-deductible contribution of $6.0 million in the second quarter of 2005. Management is evaluating whether to make additional tax-deductible contributions during 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Based upon currently available information, future distributions of benefits are not anticipated in 2005 and are expected to be between an estimated $9.0 million and $10.0 million in 2006. Distributions are funded from general corporate cash funds.

The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005. The final interest rate swap payment was included in the Company’s balance sheet in accrued expenses at March 31, 2005.

The Company has three primary sources of available liquidity, which are its operating cash, short-term investments and the $174.5 million it has available under its revolving Credit Agreement at March 31, 2005. The Company has generated between approximately $74.0 million and $137.0 million of operating cash annually for the years 2002 through 2004. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations, short-term investments and its available revolver to continue to be primary sources to finance its annual debt maturities, lease commitments, letter of credit commitments, quarterly dividends, stock repurchases, nonunion pension contributions and capital expenditures. Please refer to the Company’s 2004 Form 10-K for information about the Company’s debt maturities and lease commitments. No material changes to the Company’s debt maturities or lease commitments have occurred since December 31, 2004.

On September 26, 2003, the Company amended and restated its existing three-year $225.0 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank Texas, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association as Documentation Agent. The amendment extended the original maturity date for two years, to May 15, 2007. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $125.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the approval of participating banks.

At March 31, 2005, there were no outstanding Revolver Advances and approximately $50.5 million of outstanding letters of credit. At December 31, 2004, there were no outstanding Revolver Advances and approximately $54.1 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness, distributions, stock repurchases and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of March 31, 2005, the Company was in compliance with the covenants. Interest rates under the agreement are at variable rates as defined by the Credit Agreement.

The Company’s Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees and letter of credit fees. The pricing grid is based on the Company’s senior debt-rating agency ratings. A change in the Company’s senior debt ratings could potentially impact its Credit Agreement pricing. In addition, if the Company’s senior debt ratings fall below investment grade, the Company’s Credit Agreement provides for limits on additional permitted indebtedness without lender approval, acquisition expenditures and capital expenditures. The Company is currently rated BBB+ by Standard & Poor’s Rating Service (“S&P”) and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”). The Company has no downward rating triggers that would accelerate the maturity of its debt. On October 15, 2004, S&P revised its outlook on the Company to positive from stable. At the same time, S&P affirmed the Company’s BBB+ corporate credit rating. On February 22,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

2005, Moody’s confirmed the Company’s Baa3 senior debt rating and changed the outlook to positive from stable.

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2005 or 2004.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements are fully described in the Company’s 2004 Form 10-K. No material changes to the Company’s off-balance-sheet arrangements have occurred since the Company filed its 2004 Form 10-K. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Operating Segment Data

The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses by segment as a percentage of revenue for the applicable segment:

	Three Months Ended
	March 31
	2005	2004
OPERATING EXPENSES AND COSTS

ABF
Salaries, wages and benefits	63.7%	66.3%
Supplies and expenses	14.7	13.5
Operating taxes and licenses	2.8	3.0
Insurance	1.7	1.5
Communications and utilities	1.0	1.1
Depreciation and amortization	3.3	3.3
Rents and purchased transportation	8.2	8.5
Other	0.1	0.3

	95.5%	97.5%

CLIPPER
Cost of services	90.9%	92.3%
Selling, administrative and general	9.2	10.5

	100.1%	102.8%

OPERATING INCOME (LOSS)

ABF	4.5%	2.5%
Clipper	(0.1)	(2.8)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Results of Operations

Executive Overview

Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the three months ended March 31, 2005, ABF represented 92.0% and Clipper represented 5.6% of total revenues. The Company’s results of operations are primarily driven by ABF. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by its tonnage, which creates operating leverage at higher levels, the pricing environment and its ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).

ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy as well as a number of other competitive factors, which are more fully described in the General Development of Business section of the Company’s 2004 Form 10-K. ABF experienced minimal year-over-year LTL tonnage increases in the first quarter of 2004. ABF’s 2004 year-over-year LTL tonnage levels began to dramatically improve in April by percentages not experienced in several years. ABF’s full-year 2004 LTL tonnage per day increased 6.8% over 2003 and its full-year 2004 truckload (“TL”) tonnage per day increased 13.0% over 2003. ABF’s improved operating performance in 2004 over 2003 reflected the operating leverage it gained from higher LTL and TL tonnage levels.

The first quarter generally has the highest operating ratio of the year. The first quarter of the year usually has the lowest tonnage levels of any quarter. Adverse weather conditions in the early months of the first quarter can have a negative impact on productivity and costs. These observations are made based on ABF’s historical operating performance.

ABF’s LTL tonnage per day increased by 2.9% during the first three months of 2005 compared to the same period in 2004. ABF’s truckload tonnage per day improved by 6.7% when the first quarter 2005 is compared to the same period last year. Although year-over-year LTL tonnage level increases slowed throughout the first quarter 2005, ABF improved its operating ratio by two percentage points compared to the same period in 2004. This operating ratio improvement resulted from a combination of firm pricing and additional tonnage. Through the first twenty-one days of April, average daily tonnage figures in ABF’s LTL business are slightly above April 2004 levels. For the remainder of 2005, LTL year-over-year tonnage comparisons will become more difficult because of the improved LTL tonnage levels experienced by ABF in those same periods in 2004.

The pricing environment is a key to ABF’s operating performance. The pricing environment determines ABF’s ability to obtain compensatory margins and price increases on customer accounts. The impact of changes in the pricing environment is typically measured by LTL billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, density and customer and geographic mix. For many years, consistent profile characteristics made LTL billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has been difficult to quantify with sufficient accuracy the impact of larger changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of LTL billed revenue per hundredweight changes. During the full year of 2004, the pricing environment remained firm as industry capacity continued to tighten. For the first quarter of 2005, billed revenue per hundredweight, including the fuel surcharge, increased 7.2% in the first quarter of 2005 compared to the same period in 2004. The pricing environment for the first quarter of 2005 has been competitive and consistent

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

with 2004. Management of the Company expects the pricing environment to remain consistent, although there can be no assurances in this regard.

For first quarter 2005, salaries, wages and benefit costs accounted for 63.7% of ABF’s revenue. Labor costs are impacted by ABF’s contractual obligations under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”) and total pounds-per-mile are measures ABF uses to assess this effectiveness. DSY is used to measure effectiveness in ABF’s local operations, although total weight per hour may also be a relevant measure when the average shipment size is changing. Total pounds-per-mile is used by ABF to measure the effectiveness of its linehaul operations. ABF is generally very effective in managing its labor costs to business levels.

ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com.

The Company ended the first quarter 2005 with no borrowings under its revolving Credit Agreement, $72.2 million in cash and short-term investments and $477.1 million in stockholders’ equity. Because of the Company’s financial position at March 31, 2005, the Company should continue to be in a position to pursue profitable growth opportunities.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated revenues for the three months ended March 31, 2005 increased 11.3% and operating income increased 110.2%, compared to the same period in 2004, primarily due to revenue growth and improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

The increase of 127.8% in diluted earnings per share for the three months ended March 31, 2005 over the same period in 2004 reflects primarily improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

ABF Freight System, Inc.

Effective June 14, 2004 and July 14, 2003, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.9% for both periods, although the amounts can vary by lane and shipment characteristic. ABF’s increase in reported revenue per hundredweight for first quarter 2005 versus first quarter 2004 has been impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, density and customer and geographic mix. ABF charges a fuel surcharge, based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. The fuel surcharge in effect averaged 8.8% of revenue for first quarter 2005, compared to 4.3% for first quarter 2004.

Revenues for first quarter 2005 were $384.1 million compared to $346.1 million for first quarter 2004. ABF generated operating income of $17.2 million for first quarter 2005 compared to $8.7 million during first quarter 2004, representing an increase of 96.7%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2005	2004	% Change

Billed revenue per hundredweight, including fuel surcharges
Less than truckload (“LTL”) (shipments less than 10,000 pounds)	$26.28	$24.52	7.2%
Truckload (“TL”)	$9.71	$8.77	10.7%
Total	$22.90	$21.40	7.0%

Billed revenue per hundredweight, excluding fuel surcharges
LTL	$24.00	$23.47	2.3%
TL	$8.75	$8.39	4.3%
Total	$20.88	$20.48	2.0%

Tonnage (tons)
LTL	670,568	651,446	2.9%
TL	172,078	161,304	6.7%

Total	842,646	812,750	3.7%

Shipments per DSY hour	0.512	0.519	(1.4)%

Total pounds-per-mile	19.34	19.35	(0.1)%

ABF’s revenue-per-day increase of 11.0% for first quarter 2005 over the same period in 2004 is due primarily to increases in revenue per hundredweight, including fuel surcharges, and tonnage. For first quarter 2005, figures for LTL billed revenue per hundredweight compared to the same period in 2004 reflect a pricing environment that is competitive and consistent with the prior year. As previously discussed, ABF has experienced increases in tonnage levels for both LTL and truckload during the first quarter of 2005.

ABF’s operating ratio improved to 95.5% for first quarter 2005 from 97.5% in first quarter 2004. The operating ratio improvement resulted from a combination of firm pricing and higher tonnage levels and changes in certain other operating expense categories as follows:

     Salaries, wages and benefits expense for first quarter 2005 decreased 2.6%, as a percent of revenue, when compared to first quarter 2004, due primarily to the fact that a portion of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. With the increase in demand for employees, ABF has a greater number of newly hired employees who are at the lower tier of the union scale for wages, which contributes to lower salaries, wages and benefits as a percentage of revenue for first quarter 2005 compared to the same period in 2004. The overall decreases in salaries, wages and benefits as a percent of revenue, were offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4% and was effective April 1, 2003. An annual wage increase occurred on April 1, 2004 and was 2.0%. An annual health, welfare and pension cost increase occurred on August 1, 2004 and was 6.1%. In addition, ABF experienced a slight decrease in productivity which offset a portion of the decline in salaries, wages and benefits as a percent of revenue. Workers’ compensation costs were also higher in first quarter 2005 compared to the same period in 2004 due primarily to an increase in the severity of existing claim changes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Supplies and expenses increased 1.2%, as a percent of revenue, when first quarter 2005 is compared to first quarter 2004. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to an average of $1.49 for the three months ended March 31, 2005, compared to $1.06 for the same period in 2004. The increases in fuel costs are offset, in part, by the fact that a portion of supplies and expenses are fixed in nature and decrease as a percent of revenue, with increases in revenue levels.

As previously mentioned, ABF’s general rate increase on June 14, 2004 was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. ABF could continue to be impacted by fluctuating fuel prices in the future. ABF’s fuel surcharge is based on changes in diesel fuel prices compared to a national index. ABF’s total insurance costs are dependent on the insurance markets and claims experience. ABF’s results of operations have been impacted by the wage and benefit increases associated with the labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term. Under this agreement, an annual wage increase of 1.9% occurred on April 1, 2005.

Clipper

Clipper’s first quarter 2005 revenue was $23.5 million, a 12.2% increase over first quarter 2004 revenue of $20.9 million. Clipper’s revenues for the first quarter 2005 consisted of 50.0% intermodal revenues, 32.0% temperature-controlled revenues and 18% brokerage revenues. Clipper’s temperature-controlled division experienced a 23.6% revenue increase due to an increase in the volume of shipments from new and existing customers. In addition, an increase in first quarter 2005 revenue of 80.6% in Clipper’s brokerage division was associated with improved service by Clipper’s trucking partners and an increase of available loads that would normally move on the rail. Clipper’s intermodal division, however, experienced reductions in revenue due primarily to substandard service provided by the railroads.

Clipper’s operating ratio improved to 100.1% for first quarter 2005, from 102.8% in first quarter 2004. This improvement is due primarily to increases in gross margins and rail incentives for Clipper’s temperature-controlled division, resulting from success in its dedicated fleet activity and improving the profitability of individual customer accounts. In addition, increases in gross margins and improved shipment levels for Clipper’s brokerage division contributed to an improved operating ratio. Also, higher revenue levels have resulted in better coverage of overhead costs in the first quarter 2005 compared to the same period in 2004.

Income Taxes

The difference between the effective tax rate for the three months ended March 31, 2005 and 2004 and the federal statutory rate resulted from state income taxes and nondeductible expenses.

Assets Leased to G.I. Trucking Company

On August 1, 2001, the Company sold the stock of G.I. Trucking Company (“G.I. Trucking”) for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”). The Company retained ownership of three California terminal facilities and agreed to lease them for an aggregate amount of $1.6 million per year to G.I. Trucking for a period of up to four years. The lease agreements contain purchase options for G.I. Trucking to purchase the three terminals for $19.5 million. The terminals may be purchased in aggregate or individually. The facilities had a net book value of approximately $5.3 million at March 31, 2005. On April 29, 2005, G.I. Trucking gave notice that it was exercising its rights to purchase these terminals. The closing of these transactions is subject to the parties reaching mutual agreement on certain material terms. If all of the terminal facilities are sold to G.I. Trucking, the Company will recognize a pre-tax gain of approximately $14.0 million in the period they are sold. If mutually agreeable sale terms are not reached, the leases for these terminal facilities will expire on July 31, 2005, unless the parties agree to further lease terms for some or all of the three terminal facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued

Accrued Expenses

Accrued expenses decreased $7.3 million from December 31, 2004 to March 31, 2005, due to incentive payments made during the first quarter of 2005, which were fully accrued at December 31, 2004.

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

Effects of Inflation

Management believes that, for the periods presented, inflation has not had a material effect on our operations.

Forward-Looking Statements

Statements contained in the Management’s Discussion and Analysis section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “estimate,” “forecast,” “expect,” “predict,” “plan,” “anticipate,” “believe,” “intend,” “should,” “would,” “scheduled” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best’s subsidiaries; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims; union and nonunion employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; competitive initiatives and pricing pressures; general economic conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) public filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Instruments

The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates.

The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005. The final interest rate swap payment was included in the Company’s balance sheet in accrued expenses at March 31, 2005.

Other Market Risks

Since December 31, 2004, there have been no significant changes in the Company’s other market risks, as reported in the Company’s Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company has a program to repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The following table presents purchases made during the first quarter 2005:

		Average		Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	Per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	1st Quarter 2005	1st Quarter 2005	Announced Program	the Program

December 31, 2004			471,500	$12,621,166.74
January 31, 2005	—	$—	471,500	12,621,166.74
February 28, 2005	37,650	39.83	509,150	11,121,544.65
March 31, 2005	—	—	509,150	11,121,544.65

	37,650	$39.83

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 2, 2005	/s/ David E. Loeffler

David E. Loeffler
Senior Vice President — Chief Financial Officer,
Treasurer and Principal Accounting Officer