Form 10-Q
period 2005-06-30
ARKANSAS BEST CORP /DE/
filed 2005-08-05
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, $.01 par value	25,420,289 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2005	2004
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,633	$32,359
Short-term investment securities	71,569	38,514
Accounts receivable, less allowances (2005 - $4,098; 2004 - $4,425)	155,474	150,812
Prepaid expenses	11,430	15,803
Deferred income taxes	32,145	28,617
Prepaid income taxes	1,842	3,309
Other	7,200	4,268

TOTAL CURRENT ASSETS	297,293	273,682

PROPERTY, PLANT AND EQUIPMENT
Land and structures	222,898	229,253
Revenue equipment	416,457	395,574
Service, office and other equipment	116,557	115,407
Leasehold improvements	14,046	13,411

	769,958	753,645

Less allowances for depreciation and amortization	393,073	383,647

	376,885	369,998

PREPAID PENSION COSTS	25,566	24,575

OTHER ASSETS	71,502	73,234

ASSETS HELD FOR SALE	7,074	1,354

GOODWILL, less accumulated amortization (2005 and 2004 - $32,037)	63,895	63,902

	$842,215	$806,745

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	June 30	December 31
	2005	2004
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$18,978	$15,862
Accounts payable	72,737	62,784
Income taxes payable	8,890	2,941
Accrued expenses	146,426	148,631
Current portion of long-term debt	324	388

TOTAL CURRENT LIABILITIES	247,355	230,606

LONG-TERM DEBT, less current portion	1,226	1,430

FAIR VALUE OF INTEREST RATE SWAP	—	873

OTHER LIABILITIES	68,402	67,571

DEFERRED INCOME TAXES	31,353	37,870

FUTURE MINIMUM RENTAL COMMITMENTS, NET (2005 — $42,327; 2004 — $45,763)	—	—

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2005: 26,114,221 shares; 2004: 25,805,702 shares	261	258
Additional paid—in capital	238,638	229,661
Retained earnings	283,898	256,129
Treasury stock, at cost, 2005: 693,932 shares; 2004: 531,282 shares	(18,882)	(13,334)
Unearned compensation — restricted stock	(5,716)	—
Accumulated other comprehensive loss	(4,320)	(4,319)

TOTAL STOCKHOLDERS’ EQUITY	493,879	468,395

	$842,215	$806,745

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$456,660	$424,488	$873,938	$799,336

OPERATING EXPENSES AND COSTS	417,919	392,498	817,772	759,052

OPERATING INCOME	38,741	31,990	56,166	40,284

OTHER INCOME (EXPENSE)
Net gain on sales of property and other	48	241	48	185
Short-term investment income	549	37	891	45
Fair value changes and payments on interest rate swap	—	587	—	149
Interest expense and other related financing costs	(1,089)	(441)	(1,478)	(730)
Other, net	135	(90)	81	(136)

	(357)	334	(458)	(487)

INCOME BEFORE INCOME TAXES	38,384	32,324	55,708	39,797

FEDERAL AND STATE INCOME TAXES
Current	19,345	11,453	31,891	13,758
Deferred (credit)	(4,368)	1,573	(10,054)	2,280

	14,977	13,026	21,837	16,038

NET INCOME	$23,407	$19,298	$33,871	$23,759

Basic:
NET INCOME PER SHARE	$0.93	$0.77	$1.34	$0.95

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	25,296,462	24,951,173	25,364,969	25,003,614

Diluted:
NET INCOME PER SHARE	$0.91	$0.76	$1.31	$0.94

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,613,400	25,321,028	25,773,623	25,391,306

CASH DIVIDENDS PAID PER COMMON SHARE	$0.12	$0.12	$0.24	$0.24

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Unearned	Accumulated
			Additional				Compensation -	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Loss(b)	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2005	25,806	$258	$229,661	$256,129	531	$(13,334)	$—	$(4,319)	$468,395

Net income	—			33,871	—	—	—	—	33,871
Change in foreign currency translation, net of tax benefits of $3(a)	—	—	—	—	—	—	—	(1)	(1)

Comprehensive income(c)	—	—	—	—	—	—	—	—	33,870

Issuance of common stock under stock option plans	126	1	2,261	—	—	—	—	—	2,262
Tax effect of stock options exercised	—	—	772	—	—	—	—	—	772
Issuance of restricted common stock	182	2	5,944	—	—	—	(5,946)	—	—
Stock compensation expense	—	—	—	—	—	—	230	—	230
Purchase of treasury stock	—	—	—	—	163	(5,548)	—	—	(5,548)
Dividends paid on common stock	—	—	—	(6,102)	—	—	—	—	(6,102)

Balances at June 30, 2005	26,114	$261	$238,638	$283,898	694	$(18,882)	$(5,716)	$(4,320)	$493,879

See notes to consolidated financial statements.
(a)	The accumulated loss from foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at December 31, 2004 and June 30, 2005.
(b)	The minimum pension liability included in accumulated other comprehensive loss is $4.1 million, net of tax benefits of $2.6 million at December 31, 2004 and June 30, 2005.
(c)	Total comprehensive income for the three months ended June 30, 2005 was $23.4 million. Total comprehensive income for the three and six months ended June 30, 2004 was $19.3 million and $23.8 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2005	2004
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$33,871	$23,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,318	26,628
Other amortization	139	146
Stock compensation expense	230	—
Provision for losses on accounts receivable	1,067	615
Provision (credit) for deferred income taxes	(10,054)	2,280
Fair value of interest rate swap	(873)	(2,772)
Gain on sales of assets and other	(661)	(1,241)
Changes in operating assets and liabilities:
Receivables	(5,691)	(19,362)
Prepaid expenses	4,373	(3,957)
Other assets	(2,928)	4,186
Accounts payable(1), taxes payable, accrued expenses and other liabilities	14,492	28,764

NET CASH PROVIDED BY OPERATING ACTIVITIES	63,283	59,046

INVESTING ACTIVITIES
Purchases of property, plant and equipment(1)	(35,600)	(35,906)
Proceeds from asset sales	5,026	4,992
Purchases of short-term investment securities(2)	(145,924)	—
Proceeds from sales of short-term investment securities(2)	112,855	—
Capitalization of internally developed software and other	(2,196)	(2,197)

NET CASH USED BY INVESTING ACTIVITIES	(65,839)	(33,111)

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	34,300
Payments under revolving credit facilities	—	(34,300)
Payments on long-term debt	(267)	(249)
Net decrease in bank overdraft	(2,061)	(2,482)
Dividends paid on common stock	(6,102)	(5,984)
Purchase of treasury stock	(5,548)	(7,527)
Proceeds from the exercise of stock options and other	1,808	2,185

NET CASH USED BY FINANCING ACTIVITIES	(12,170)	(14,057)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,726)	11,878
Cash and cash equivalents at beginning of period	32,359	5,251

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,633	$17,129

(1)	Does not include amounts related to $8.2 million in revenue equipment purchased but not yet paid for at June 30, 2005.
(2)	See page 19.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2005
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
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The difference between the effective tax rate for the three and six months ended June 30, 2005 and 2004 and the federal statutory rate resulted from state income taxes, tax-exempt income and nondeductible expenses.
The Company has a program to repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Director’s discretion. During the second quarter of 2005, the Company made open-market purchases of 125,000 shares of its Common Stock for a purchase price of $4.0 million. Since January 23, 2003, the Company has purchased a total of 634,150 shares, totaling $17.9 million. See Note M regarding the Board of Directors authorization of additional amounts for its current program to repurchase shares, subsequent to June 30, 2005.
The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto. See Note M regarding the increase in the quarterly dividend, subsequent to June 30, 2005.

	2005		2004
	Per Share	$ Amount	Per Share	$ Amount
	($ thousands, except per share data)
First quarter dividend	$0.12	$3,038	$0.12	$2,990
Second quarter dividend	$0.12	$3,064	$0.12	$2,994
Third quarter dividend	$0.15	$3,800	$0.12	$3,008

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Accounting Policies
Short-Term Investments: The Company’s policy is that short-term investment securities are classified as available-for-sale and are stated at fair value with related unrealized gains and losses, if any, reported net of tax in accumulated other comprehensive income. These investments consist of auction rate securities with auction reset periods of less than 90 days. Interest and dividends related to these investments are included in short-term investment income on the Company’s consolidated statement of income.
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
NOTE C — STOCK-BASED COMPENSATION
On April 20, 2005, the stockholders of the Company approved the Company’s 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 2002 Stock Option Plan and 2000 Non-qualified Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, which may be paid in cash or stock or a combination thereof, as determined by the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”). On that same day, the Compensation Committee also approved the Form of Restricted Stock Award Agreement (Non-Employee Director) and the Form of Restricted Stock Award Agreement (Employee). During the second quarter of 2005, the Compensation Committee granted 182,250 shares of restricted stock under these agreements, at a weighted-average fair value of $32.62, per share. The restricted stock grants vest at the end of a five-year period beginning on the date of the grant, subject to accelerated vesting due to death, disability, retirement and change-in-control provisions. The Company amortizes the fair value of the restricted stock awards to compensation expense over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Compensation expense from restricted stock awards totaled $0.1 million, after tax, for the three and six months ended June 30, 2005.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan is a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of June 30, 2005, the Company had not elected to treat any exercised options as Employer SARs and no employee SARs had been granted. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered thereby becoming exercisable at that time, with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, and full vesting occurring on the fifth anniversary date. The options or SARs were granted for a term of 10 years. There were no options granted during the first six months of 2005. The options or SARs granted during the first six months of 2004, under each plan, are as follows:

2004
2000 Non-Qualified Stock Option Plan — Options	49,000
2002 Stock Option Plan — Options/Employer SARs	277,000
The Company accounts for stock-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. No stock-based employee compensation expense from options granted is reflected in net income for the three and six months ended June 30, 2005 or 2004, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying Common Stock on the date of grant.
For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. The fair value for these options is estimated at the date of grant, using a Black-Scholes option pricing model. The Company’s pro forma assumptions for the 2004 grants are as follows:

2004
Risk-free rates	2.9%
Volatility	53.6%
Weighted-average life	4years
Dividend yields	1.7%
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provided for under FAS 123, to all stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	($ thousands, except per share data)
Net income — as reported	$23,407	$19,298	$33,871	$23,759
Add back stock compensation expense from restricted stock awards, included in net income, net of tax	140	—	140	—
Less total stock compensation expense determined under fair value-based methods for all awards, net of tax benefits	(684)	(749)	(1,232)	(1,692)

Net income — pro forma	$22,863	$18,549	$32,779	$22,067

Net income per share — as reported (basic)	$0.93	$0.77	$1.34	$0.95

Net income per share — as reported (diluted)	$0.91	$0.76	$1.31	$0.94

Net income per share — pro forma (basic)	$0.90	$0.74	$1.29	$0.88

Net income per share — pro forma (diluted)	$0.90	$0.74	$1.28	$0.88

See Note D for recent accounting pronouncements regarding the Financial Accounting Standards Board’s Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment, issued in December 2004 and effective for the Company on January 1, 2006.
NOTE D — RECENT ACCOUNTING PRONOUNCEMENTS
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E — SHORT-TERM INVESTMENTS
The Company’s short-term, available-for-sale investments consist of auction rate securities. The following is a summary of the Company’s auction rate security investments, on a specific identification basis, at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
U.S. corporate securities	$—	$4,904
U.S. state and local municipal securities	58,069	23,610

Total debt securities	58,069	28,514
Preferred equity securities	13,500	10,000

	$71,569	$38,514

The carrying value of the Company’s auction rate securities approximates fair value. There were no unrealized gains or losses for the three and six months ended June 30, 2005.
The Company sold $112.9 million in auction rate securities during the six months ended June 30, 2005, with no realized gains or losses. Interest and dividends related to these investments are included in short-term investment income on the Company’s consolidated statement of income.
The carrying values of the Company’s short-term investments at June 30, 2005, by ultimate contractual maturity of the underlying security, are shown below. Actual maturities may differ from the ultimate contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Company’s auction reset periods with respect to its auction rate securities are generally 7, 28, 35 or 49 days, thus limiting the Company’s exposure to interest rate risk.

June 30, 2005
Due within 1 year	$—
Due after 1 year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	58,069

58,069
Preferred equity securities	13,500

$71,569

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
As of June 30, 2005 and December 31, 2004, the Company had accrued approximately $3.2 million and $3.3 million, respectively, to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses and in other liabilities. See Note M regarding the sale of properties, subsequent to June 30, 2005, that were being leased to G.I. Trucking Company (“G.I. Trucking”) and G.I. Trucking’s assumption of environmental liabilities as a result of the sale.
NOTE G — DERIVATIVE FINANCIAL INSTRUMENTS
The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005. For the six months ended June 30, 2005, payments on the swap and changes in the fair value of the swap were approximately equal in amount.
NOTE H — CREDIT AGREEMENT
On June 3, 2005, the Company amended and restated its existing $225.0 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Fleet National Bank and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents. The amended and restated Credit Agreement has a maturity date of May 15, 2010. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the commitments of the participating banks.
At June 30, 2005, there were no outstanding Revolver Advances and approximately $49.2 million of outstanding letters of credit. At December 31, 2004, there were no outstanding Revolver Advances and approximately $54.1 million of outstanding letters of credit. The amount available for borrowing under the Credit Agreement at June 30, 2005 was $175.8 million.
The Credit Agreement contains various covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of June 30, 2005, the Company was in compliance with the covenants.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees, utilization fees and letter of

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
credit fees. The Company will pay a utilization fee if the borrowings under the Credit Agreement exceed 50% of the $225.0 million Credit Agreement facility amount. The pricing grid is based on the Company’s senior debt rating agency ratings. A change in the Company’s senior debt ratings could potentially impact its Credit Agreement pricing. The Company is currently rated BBB+ by Standard & Poor’s Rating Service (“S&P”) and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”). The Company has no downward rating triggers that would accelerate the maturity of its debt. On October 15, 2004, S&P revised its outlook on the Company to positive from stable. At the same time, S&P affirmed the Company’s BBB+ corporate credit rating. On February 22, 2005, Moody’s confirmed the Company’s Baa3 senior debt rating and changed the outlook to positive from stable.
NOTE I — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended June 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2005	2004	2005	2004	2005	2004
	($ thousands)
Service cost	$2,329	$2,123	$192	$185	$42	$37
Interest cost	2,421	2,420	321	305	201	238
Expected return on plan assets	(3,254)	(3,138)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(64)	(64)	34	34
Amortization of prior service cost (credit)	(230)	(230)	390	390	7	33
Recognized net actuarial loss and other	1,241	1,197	341	340	214	255

Net periodic benefit cost	$2,505	$2,370	$1,180	$1,156	$498	$597

	Six Months Ended June 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2005	2004	2005	2004	2005	2004
	($ thousands)
Service cost	$4,658	$4,245	$384	$371	$84	$74
Interest cost	4,842	4,841	641	610	402	476
Expected return on plan assets	(6,509)	(6,276)	—	—	—	—
Transition (asset) obligation recognition	(4)	(4)	(128)	(128)	67	67
Amortization of prior service cost (credit)	(461)	(461)	780	780	15	66
Recognized net actuarial loss and other	2,484	2,395	683	679	428	511

Net periodic benefit cost	$5,010	$4,740	$2,360	$2,312	$996	$1,194

The Company’s full-year 2005 pension expense is estimated to be $10.0 million compared to $9.5 million for the year ended December 31, 2004. In 2005, the Company does not have a required minimum contribution to its nonunion pension plan. Currently available information indicates a maximum allowable tax-deductible contribution of approximately $11.0 million for 2005. The Company made a tax-deductible contribution of $6.0 million in the second quarter of 2005. Management is evaluating whether to make additional tax-deductible contributions during 2005.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE J — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share — Net income for common stockholders	$23,407	$19,298	$33,871	$23,759

Denominator:
Denominator for basic earnings per share — weighted — average shares	25,296,462	24,951,173	25,364,969	25,003,614
Effect of dilutive securities:
Restricted stock awards	2,689	—	1,352	—
Employee stock options	314,249	369,855	407,302	387,692

Denominator for diluted earnings per share — adjusted weighted — average shares and assumed conversions	25,613,400	25,321,028	25,773,623	25,391,306

NET INCOME PER SHARE

Basic	$0.93	$0.77	$1.34	$0.95

Diluted	$0.91	$0.76	$1.31	$0.94

For the three and six months ended June 30, 2005, the Company had no outstanding stock options granted that were antidilutive. For the three and six months ended June 30, 2004 respectively, the Company had outstanding 326,000 and 277,060 in stock options granted that were antidilutive and therefore were not included in the diluted earnings-per-share calculations for either period presented.
NOTE K — ASSETS HELD FOR SALE
Total assets held for sale at December 31, 2004 were $1.4 million. During the first six months of 2005, additional assets of $8.7 million were identified and reclassified to assets held for sale. Nonoperating terminals and revenue equipment carried at $3.0 million were sold for gains of $0.7 million, of which $48,000 related to real estate and was reported below the operating income line and $0.6 million was related to equipment and was reported in operating income.
On August 1, 2001, the Company sold the stock of G.I. Trucking for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”). The Company retained ownership of three California terminal facilities and agreed to lease them to G.I. Trucking for a period of up to four years. The lease agreements contained purchase options for G.I. Trucking to purchase the three terminals.
Included in the $8.7 million of assets reclassified to assets held for sale, are the three facilities leased to G.I. Trucking. During the second quarter of 2005, G.I. Trucking gave notice that it was exercising its rights to purchase these terminals. As a result, the Company reclassified $5.3 million from land and structures to assets

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
held for sale. See Note M regarding the subsequent sale of the terminals after June 30, 2005. Total assets held for sale at June 30, 2005 were $7.1 million.
At June 30, 2005, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.
NOTE L — OPERATING SEGMENT DATA
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
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses, operating income and consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
		($ thousands)
OPERATING REVENUES
ABF
LTL	$378,702	$358,461	$729,570	$676,415
TL	38,837	32,572	72,038	60,730

Total	417,539	391,033	801,608	737,145

Clipper	28,796	25,036	52,260	45,941
Other revenues and eliminations	10,325	8,419	20,070	16,250

Total consolidated operating revenues	$456,660	$424,488	$873,938	$799,336

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	($ thousands)
OPERATING EXPENSES AND COSTS ABF
Salaries, wages and benefits	$250,435	$239,761	$495,056	$469,066
Supplies and expenses	61,306	50,242	117,693	96,910
Operating taxes and licenses	10,873	10,459	21,435	20,736
Insurance	6,411	6,061	12,869	11,279
Communications and utilities	3,372	3,469	7,152	7,301
Depreciation and amortization	13,050	11,542	25,825	23,102
Rents and purchased transportation	33,396	36,387	64,881	65,912
Other	1,133	415	2,055	1,433
Gain on sale of equipment	(498)	(65)	(613)	(100)

	379,478	358,271	746,353	695,639

Clipper
Cost of services	$25,501	$22,205	$46,819	$41,495
Selling, administrative and general	1,975	2,101	4,143	4,289
Loss on sale of equipment	—	—	—	2

	27,476	24,306	50,962	45,786

Other expenses and eliminations	10,965	9,921	20,457	17,627

Total consolidated operating expenses and costs	$417,919	$392,498	$817,772	$759,052

OPERATING INCOME (LOSS)
ABF	$38,061	$32,762	$55,255	$41,506
Clipper	1,320	730	1,298	155
Other loss and eliminations	(640)	(1,502)	(387)	(1,377)

Total consolidated operating income	$38,741	$31,990	$56,166	$40,284

TOTAL CONSOLIDATED OTHER INCOME (EXPENSE)
Net gain on sales of property and other	$48	$241	$48	$185
Short-term investment income	549	37	891	45
Fair value changes and payments on interest rate swap	—	587	—	149
Interest expense and other related financing costs	(1,089)	(441)	(1,478)	(730)
Other, net	135	(90)	81	(136)

Total consolidated other income (expense)	$(357)	$334	$(458)	$(487)

TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$38,384	$32,324	$55,708	$39,797

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE M — SUBSEQUENT EVENTS
On July 27, 2005, the Company closed the transaction for the sale of three terminals that were being leased to G.I. Trucking (see Note K). As a result, the Company will recognize an after-tax gain of approximately $9.8 million, or $0.38 per diluted common share, in the third quarter of 2005. The gain includes the elimination of a $1.3 million reserve for an environmental obligation that was assumed by G.I. Trucking.
On July 28, 2005 the Board of Directors announced that it had authorized an addition of $50.0 million to its current program to repurchase shares of Arkansas Best’s Common Stock. At June 30, 2005, there was $7.1 million remaining to be used for stock purchases as a part of Arkansas Best’s original $25.0 million stock repurchase program, announced on January 23, 2003. The Company plans to continue making open-market purchases of its stock on an opportunistic basis. On that same date, the Board also increased its quarterly dividend from $0.12 per share to $0.15 per share.

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
Except as disclosed in Note D, the Company has no current plans to change the methodologies utilized in determining its critical accounting estimates.
Recent Accounting Pronouncements
See Note D for recent accounting pronouncements regarding the FASB’s Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment, issued in December 2004.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $89.2 million at June 30, 2005 and $70.9 million at December 31, 2004, respectively. During the six months ended June 30, 2005, cash provided from operations of $63.3 million and proceeds from asset sales of $5.0 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $35.6 million, pay dividends on Common Stock of $6.1 million and purchase 162,650 shares of the Company’s Common Stock for $5.5 million. During the six months ended June 30, 2004, cash provided from operations of $59.0 million and proceeds from asset sales of $5.0 million were used to purchase revenue equipment and other property and equipment totaling $35.9 million, pay dividends on Common Stock of $6.0 million and purchase 271,500 shares of the Company’s Common Stock for $7.5 million.
In 2005, the Company estimates net capital expenditures to be approximately $94.0 million, which relates primarily to ABF. This consists of $61.0 million for revenue equipment and approximately $33.0 million for real estate and other. Net capital expenditures anticipated for 2005 are greater than the 2004 total of $63.6 million. A few significant items explain most of the increase in anticipated 2005 net capital expenditures. The unit cost increases for replacement tractors and trailers represent an increase of approximately $5.5 million. Replacement of a greater number of trailers is anticipated in 2005 over 2004 levels, which increases net capital expenditures by $3.5 million. Expansion of the road tractor and trailer fleet causes an increase of approximately $5.0 million, and expansion and maintenance of ABF’s terminal network and other net capital expenditures are anticipated to increase by $12.0 million over 2004.
The Company does not have a required minimum contribution to its nonunion pension plan for 2005. Currently available information indicates a maximum allowable tax-deductible contribution of approximately $11.0 million for 2005. The Company made a tax-deductible contribution of $6.0 million in the second quarter of 2005. Management is evaluating whether to make additional tax-deductible contributions during 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Based upon currently available information, future distributions of benefits are not anticipated in 2005 and are expected to be between an estimated $10.0 million and $11.0 million in 2006. Distributions can be funded from either the Company’s corporate life insurance policies or other general corporate assets.
The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005.
The Company has three primary sources of available liquidity, which are its operating cash, short-term investments and the $175.8 million it has available under its revolving Credit Agreement at June 30, 2005. The Company has generated between approximately $74.0 million and $137.0 million of operating cash annually for the years 2002 through 2004. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations, short-term investments and its available revolver to continue to be primary sources to finance its annual debt maturities, lease commitments, letter of credit commitments, quarterly dividends, stock repurchases, nonunion pension contributions and capital expenditures. Please refer to the Company’s 2004 Form 10-K for information about the Company’s debt maturities and lease commitments. No material changes to the Company’s debt maturities or lease commitments have occurred since December 31, 2004.
On June 3, 2005, the Company amended and restated its existing $225.0 million Credit Agreement dated as of May 15, 2002 with Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Fleet National Bank and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents. The amended and restated Credit Agreement has a maturity date of May 15, 2010. The Credit Agreement provides for up to $225.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to the commitments of the participating banks.
At June 30, 2005, there were no outstanding Revolver Advances and approximately $49.2 million of outstanding letters of credit. At December 31, 2004, there were no outstanding Revolver Advances and approximately $54.1 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of June 30, 2005, the Company was in compliance with the covenants.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid that determines its LIBOR margin, facility fees, utilization fees and letter of credit fees. The Company will pay a utilization fee if the borrowings under the Credit Agreement exceed 50% of the $225.0 million Credit Agreement facility amount. The pricing grid is based on the Company’s senior debt rating agency ratings. A change in the Company’s senior debt ratings could potentially impact its Credit Agreement pricing. The Company is currently rated BBB+ by Standard & Poor’s Rating Service (“S&P”) and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”). The Company has no downward rating triggers that would accelerate the maturity of its debt. On October 15, 2004, S&P revised its outlook on the Company to positive from stable. At the same time, S&P affirmed the Company’s BBB+ corporate credit rating. On February 22, 2005, Moody’s confirmed the Company’s Baa3 senior debt rating and changed the outlook to positive from stable.

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
Operating Segment Data
The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses by segment as a percentage of revenue for the applicable segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
OPERATING EXPENSES AND COSTS

ABF
Salaries, wages and benefits	60.0%	61.3%	61.8%	63.6%
Supplies and expenses	14.7	12.8	14.7	13.2
Operating taxes and licenses	2.6	2.7	2.7	2.8
Insurance	1.5	1.5	1.6	1.5
Communications and utilities	0.8	0.9	0.9	1.0
Depreciation and amortization	3.1	3.0	3.2	3.1
Rents and purchased transportation	8.0	9.3	8.1	8.9
Other	0.3	0.1	0.2	0.3
Gain on sale of equipment	(0.1)	—	(0.1)	—

	90.9%	91.6%	93.1%	94.4%

CLIPPER
Cost of services	88.6%	88.7%	89.6%	90.3%
Selling, administrative and general	6.8	8.4	7.9	9.4

	95.4%	97.1%	97.5%	99.7%

OPERATING INCOME

ABF	9.1%	8.4%	6.9%	5.6%
Clipper	4.6	2.9	2.5	0.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Results of Operations
Executive Overview
Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the six months ended June 30, 2005, ABF represented 91.7% and Clipper represented 6.0% of total revenues. The Company’s results of operations are primarily driven by ABF. For the six months ended June 30, 2005, ABF’s revenues include 91% LTL revenues and 9% truckload (“TL”) revenues. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by its LTL tonnage, which creates operating leverage at higher levels, the pricing environment and its ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”). ABF pursues truckload-sized shipments as long as service on its base LTL business is not adversely affected and good margins can be maintained.
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy as well as a number of other competitive factors, which are more fully described in the General Development of Business section of the Company’s 2004 Form 10-K. ABF experienced minimal year-over-year LTL tonnage increases in the first quarter of 2004. ABF’s 2004 year-over-year LTL tonnage levels began to dramatically improve in April by percentages not experienced in several years and increased 7.8% for the second quarter of 2004, as compared to the same period in 2003. ABF’s full-year 2004 LTL tonnage per day increased 6.8% over 2003 and its full-year 2004 TL tonnage per day increased 13.0% over 2003.
During the three and six months ended June 30, 2005, ABF’s LTL tonnage per day decreased 3.4% and 0.4% respectively, when compared to the same periods in 2004. Truckload tonnage per day improved by 7.8% and 7.3% for the three and six months ended June 30, 2005, when compared to the same periods in 2004. LTL year-over-year tonnage comparisons for the second quarter 2005 were difficult because of the improved LTL tonnage levels experienced by ABF in the same period in 2004. Although LTL tonnage levels have decreased, ABF improved its operating ratio for both the three and six months ended June 30, 2005 through revenue yield improvements, excluding fuel surcharges, and cost reductions as more fully discussed in the ABF section of the Company’s Management Discussion and Analysis. Through the first twenty-one days of July, average daily tonnage figures in ABF’s total business are lower than last year by a little more than 3.0%. For the remainder of 2005, LTL and total tonnage comparisons will continue to be difficult because of increased tonnage levels ABF experienced in 2004.
The pricing environment is a key to ABF’s operating performance. The pricing environment determines ABF’s ability to obtain compensatory margins and price increases on customer accounts. The impact of changes in the pricing environment is typically measured by LTL billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, density and customer and geographic mix. For many years, consistent profile characteristics made LTL billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of larger changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of LTL billed revenue per hundredweight changes. During the full year of 2004, the pricing environment remained firm as industry capacity continued to tighten. The pricing environment for the first six months of 2005 has been competitive and consistent with 2004. For the three and six months ended June 30, 2005, LTL billed revenue per hundredweight, excluding the fuel surcharge, increased 3.2% and 2.7% compared to the same periods in 2004. For the three and six months ended June 30, 2005, LTL billed revenue per hundredweight, including the fuel surcharge, increased 8.5% and 7.8% compared to the same periods in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Management of the Company expects the pricing environment to remain consistent, although there can be no assurances in this regard.
For first six months of 2005, salaries, wages and benefit costs accounted for 61.8% of ABF’s revenue. Labor costs are impacted by ABF’s contractual obligations under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”) and total pounds-per-mile are measures ABF uses to assess this effectiveness. DSY is used to measure effectiveness in ABF’s local operations, although total weight per hour may also be a relevant measure when the average shipment size is changing. Total pounds-per-mile is used by ABF to measure the effectiveness of its linehaul operations. ABF is generally very effective in managing its labor costs to business levels.
ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com.
In May 2005, ABF reached agreement with the International Brotherhood of Teamsters union on specific language outlining ABF’s use of the Premium Service Employee provisions of its labor agreement in 13 Northeastern facilities. ABF’s implementation of this service began in June 2005. As a result of this agreement, ABF will be able to offer more second-day service lanes and can now provide overnight and even same-day service in selective lanes in the dense Northeastern market. The rollout of this service will be deliberate and ABF will build on initial successes in additional locations. In addition to helping attract short-haul business, the Premium Service Employee and other internal initiatives are helpful in attracting premium-priced, time-definite freight (“time-definite freight”). Management of the Company believes this time-definite freight represents a smaller portion of ABF’s total revenues than other similarly situated LTL companies. Management of the Company is working to increase ABF’s percentage of time-definite freight.
The Company ended the second quarter of 2005 with no borrowings under its revolving Credit Agreement, $89.2 million in cash and short-term investments and $493.9 million in stockholders’ equity. Because of the Company’s financial position at June 30, 2005, the Company should continue to be in a position to pursue profitable growth opportunities.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Consolidated revenues for the three and six months ended June 30, 2005 increased 7.6% and 9.3% respectively and operating income increased 21.1% and 39.4% respectively, compared to the same periods in 2004, primarily due to revenue growth and improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.
The increases of 19.7% and 39.4% in diluted earnings per share for the three and six months ended June 30, 2005 over the same periods in 2004 reflect primarily improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.
ABF Freight System, Inc.
Effective May 23, 2005 and June 14, 2004, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.8% and 5.9% respectively, although the amounts vary by lane and shipment characteristic. ABF’s increases in reported revenue per hundredweight for the three and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
six months ended June 30, 2005 versus the same periods in 2004 has been impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, density and customer and geographic mix. ABF charges a fuel surcharge, based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. The fuel surcharge in effect averaged 9.9% and 9.4% of revenue for the three and six months ended June 30, 2005, compared to 5.2% and 4.8% for the same periods in 2004.
Revenues for the three and six months ended June 30, 2005 were $417.5 million and $801.6 million respectively, compared to $391.0 million and $737.1 million during the same periods in 2004.
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended June 30
	2005	2004	% Change
Billed revenue per hundredweight, excluding fuel surcharges
Less than truckload (“LTL”) (shipments less than 10,000 pounds)	$24.82	$24.06	3.2%
Truckload (“TL”)	$9.62	$8.90	8.1%
Total	$21.55	$21.07	2.3%

Tonnage (tons)
LTL	690,768	715,078	(3.4)%
TL	189,671	175,872	7.8%

Total	880,439	890,950	(1.2)%

Shipments per DSY hour	0.513	0.533	(3.8%)

Total pounds-per-mile	19.44	19.54	(0.5%)

	Six Months Ended June 30
	2005	2004	% Change
Billed revenue per hundredweight, excluding fuel surcharges
LTL (shipments less than 10,000 pounds)	$24.42	$23.78	2.7%
TL	$9.21	$8.66	6.4%
Total	$21.22	$20.79	2.1%

Tonnage (tons)
LTL	1,361,336	1,366,524	(0.4)%
TL	361,750	337,176	7.3%

Total	1,723,086	1,703,700	1.1%

Shipments per DSY hour	0.513	0.527	(2.7%)

Total pounds-per-mile	19.39	19.45	(0.3%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
ABF’s revenue-per-day increases of 6.8% and 8.7% for three and six months ended June 30, 2005 over the same periods in 2004 are due primarily to increases in revenue per hundredweight, including fuel surcharges. For the three and six months of 2005, figures for LTL billed revenue per hundredweight compared to the same periods in 2004 reflect a pricing environment that is competitive and consistent with the prior year.
ABF’s operating ratio improved to 90.9% and 93.1% for the three and six months ended June 30, 2005 respectively, from 91.6% and 94.4% for the same periods in 2004. The operating ratio improvement resulted from a combination of firm pricing and changes in certain other operating expense categories as follows:
Salaries, wages and benefits expense for the three and six months ended June 30, 2005 decreased 1.3% and 1.8% respectively, as a percent of revenue, when compared to the same periods in 2004, due primarily to the fact that a portion of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. ABF has a greater number of employees at the lower tier of the wage scale negotiated under its union contract, which contributes to lower salaries, wages and benefits as a percentage of revenue for three and six months ended June 30, 2005, compared to the same periods in 2004. The overall decreases in salaries, wages and benefits as a percent of revenue, were offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement provides for annual contractual total wage and benefit increases of approximately 3.2% — 3.4% and was effective April 1, 2003. An annual wage increase occurred on April 1, 2005 and was 1.9%. An annual health, welfare and pension cost increase occurred on August 1, 2004 and was 6.1%. In addition, for the three and six months ended June 30, 2005, compared to the same periods in 2004, ABF experienced a decrease in its DSY productivity which offset a portion of the decline in salaries, wages and benefits as a percent of revenue. The increase in full truckload shipments, which on a per-bill basis are generally more labor intensive to pick up and deliver, combined with fewer LTL shipments, reduced DSY productivity. Workers’ compensation costs were lower as a percent of revenue, for the three and six months ended June 30, 2005 compared to the same periods in 2004 due primarily to a decrease in the frequency and severity of new claims. In addition, during the second quarter of 2004, ABF incurred additional workers’ compensation costs of approximately $1.1 million due to an increase in the reserves associated with the insolvency of Reliance Insurance Company (“Reliance”). Reliance was the Company’s workers’ compensation excess insurance carrier for the years 1993 through 1999. The decline in workers’ compensation costs was offset, in part, by an increase in nonunion health costs.
Supplies and expenses increased 1.9% and 1.5% respectively, as a percent of revenue, when the three and six months ended June 30, 2005 are compared to the same periods in 2004. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to an average of $1.70 and $1.60 respectively, for the three and six months ended June 30, 2005, compared to $1.16 and $1.11 for the same periods in 2004.
Rents and purchased transportation decreased 1.3% and 0.8% respectively, as a percent of revenue, when the three and six months ended June 30, 2005 are compared to the same periods in 2004. This decrease is due primarily to a decrease in rail utilization to 15.0% and 14.8% of total miles for the three and six months ended June 30, 2005, compared to 18.2% and 16.5% during the same periods in 2004. ABF reduced its use of rail by moving a higher percentage of freight with ABF drivers and equipment. In many of the lanes where ABF discontinued using rail, transit-time reliability improved and costs were reduced.
As previously mentioned, ABF’s general rate increase on May 23, 2005 was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. ABF could continue to be impacted by fluctuating fuel prices in the future. ABF’s fuel surcharge is based on changes in diesel fuel prices compared to a national index. ABF’s total insurance costs are dependent on the insurance markets and claims experience. ABF’s results of operations have

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
been impacted by the wage and benefit increases associated with the labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term. Under this agreement, an annual health, welfare and pension cost increase of 5.7% will occur on August 1, 2005.
Clipper
Clipper’s revenue for the three and six months ended June 30, 2005 increased 15.0% and 13.8% respectively, when compared to the same periods in 2004. Clipper’s revenues for the first six months of 2005 consisted of 49% intermodal revenues, 35% temperature-controlled revenues and 16% brokerage revenues. Clipper’s temperature-controlled division experienced increases of 18.4% and 20.5%, respectively, in revenue for the three and six months ended June 30, 2005, compared to the same periods in 2004, due to strong customer demand for its spot-market rail capacity. This resulted from the availability of a large number of loads containing high-quality produce combined with fewer truck options for moving those loads eastbound from the West Coast. Clipper’s brokerage division experienced revenue increases of 30.1% and 51.7%, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004, due to continued good service from its trucking partners and an increase in shipments from new customers. Revenues for Clipper’s intermodal division increased 6.2% and 1.5%, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004, due to an increase in the volume of shipments from new and existing customers.
Clipper’s operating ratio improved to 95.4% and 97.5% for the three and six months ended June 30, 2005, respectively, from 97.1% and 99.7% in the same periods of 2004. These improvements are due primarily to improved revenue levels for all divisions. Clipper’s higher revenue levels result in better coverage of overhead costs.
Income Taxes
The difference between the effective tax rate for the three and six months ended June 30, 2005 and 2004 and the federal statutory rate resulted from state income taxes, tax-exempt income and nondeductible expenses. The tax rate for the three and six months ended June 30, 2005 as compared to the same period in 2004 is due primarily to higher income levels, a lower effective state income tax rate and an increased amount of tax-exempt income from short-term investments.
Assets Leased to G.I. Trucking Company
See Assets Held for Sale (Note K) regarding the designation of G.I. Trucking properties as assets held for sale and Subsequent Events (Note M) regarding the closing of the sale of the terminals to G.I. Trucking on July 27, 2005.
Accounts Payable
Accounts payable increased $10.0 million from December 31, 2004 to June 30, 2005, due primarily to $8.2 million in revenue equipment purchased, but not yet paid for at June 30, 2005.

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
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operations.
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

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Company has a program to repurchase, in the open market or in privately negotiated transactions, up to a maximum of $25.0 million of the Company’s Common Stock. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The following table presents purchases made during the second quarter 2005:

		Average		Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	Per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	2nd Quarter 2005	2nd Quarter 2005	Announced Program	the Program

March 31, 2005			509,150	$11,121,544.65
April 30, 2005	—	$—	509,150	11,121,544.65
May 31, 2005	125,000	32.39	634,150	7,072,662.40
June 30, 2005	—	—	634,150	7,072,662.40

	125,000	$32.39

See Note M regarding the Board of Directors authorization of additional amounts for its current program to repurchase shares, subsequent to June 30, 2005.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Shareholders was held on April 20, 2005.
The first proposal considered at the Annual Meeting was to elect Robert A. Davidson, William M. Legg and Alan J. Zakon to serve as directors of the Company. The results of this proposal were as follows:

Directors	Votes For	Votes Withheld
Robert A. Davidson	22,484,258	629,770
William M. Legg	22,613,470	500,558
Alan J. Zakon	22,510,882	603,146
The second proposal was to approve the Executive Officer Annual Incentive Compensation Plan. This proposal received 22,090,141 votes for adoption, 240,199 against adoption, 783,688 abstentions and no broker non-votes.
The third proposal was to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2005. This proposal received 22,907,472 votes for adoption, 196,585 against adoption, 9,971 abstentions and no broker non-votes.
The fourth proposal was to approve the 2005 Ownership Incentive Plan. This proposal received 18,390,570 votes for adoption, 1,753,908 against adoption, 781,495 abstentions and 2,188,055 broker non-votes.
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

ARKANSAS BEST CORPORATION
(Registrant)

Date: August 2, 2005	/s/ David E. Loeffler

David E. Loeffler
Senior Vice President — Chief Financial Officer,
Treasurer and Principal Accounting Officer