Form 10-Q
period 2005-09-30
ARKANSAS BEST CORP /DE/
filed 2005-11-07
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005

Common Stock, $.01 par value	25,238,889 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2005	2004
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,225	$32,359
Short-term investment securities	94,079	38,514
Accounts receivable, less allowances (2005 – $4,634; 2004 – $4,425)	166,149	150,812
Prepaid expenses	8,882	15,803
Deferred income taxes	30,316	28,617
Prepaid income taxes	1,539	3,309
Other	8,273	4,268

TOTAL CURRENT ASSETS	320,463	273,682

PROPERTY, PLANT AND EQUIPMENT
Land and structures	223,539	229,253
Revenue equipment	433,399	395,574
Service, office and other equipment	121,626	115,407
Leasehold improvements	14,314	13,411

	792,878	753,645
Less allowances for depreciation and amortization	394,409	383,647

	398,469	369,998

PREPAID PENSION COSTS	28,359	24,575

OTHER ASSETS	77,635	73,234

ASSETS HELD FOR SALE	1,000	1,354

GOODWILL, less accumulated amortization (2005 and 2004 – $32,037)	63,915	63,902

	$889,841	$806,745

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	September 30	December 31
	2005	2004
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$24,383	$15,862
Accounts payable	69,593	62,784
Income taxes payable	17,445	2,941
Accrued expenses	154,141	148,631
Current portion of long-term debt	279	388

TOTAL CURRENT LIABILITIES	265,841	230,606

LONG-TERM DEBT, less current portion	1,212	1,430

FAIR VALUE OF INTEREST RATE SWAP	—	873

OTHER LIABILITIES	68,310	67,571

DEFERRED INCOME TAXES	29,803	37,870

FUTURE MINIMUM RENTAL COMMITMENTS, NET
(2005 – $44,321; 2004 – $45,763)	—	—

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2005: 26,141,821 shares; 2004: 25,805,702 shares	261	258
Additional paid-in capital	239,427	229,661
Retained earnings	320,651	256,129
Treasury stock, at cost, 2005: 902,932 shares; 2004: 531,282 shares	(25,955)	(13,334)
Unearned compensation — restricted stock	(5,419)	—
Accumulated other comprehensive loss	(4,290)	(4,319)

TOTAL STOCKHOLDERS’ EQUITY	524,675	468,395

	$889,841	$806,745

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$489,885	$461,888	$1,363,823	$1,261,224

OPERATING EXPENSES AND COSTS	439,802	417,663	1,257,574	1,176,715

OPERATING INCOME	50,083	44,225	106,249	84,509

OTHER INCOME (EXPENSE)
Net gain on sales of property and other (see Note K)	15,350	248	15,398	433
Short-term investment income	629	104	1,520	149
Fair value changes and payments on interest rate swap	–	300	–	449
Interest expense and other related financing costs	(297)	(388)	(1,775)	(1,118)
Other, net	755	927	837	791

	16,437	1,191	15,980	704

INCOME BEFORE INCOME TAXES	66,520	45,416	122,229	85,213

FEDERAL AND STATE INCOME TAXES
Current	25,662	15,725	57,555	29,483
Deferred (credit)	291	2,322	(9,763)	4,602

	25,953	18,047	47,792	34,085

NET INCOME	$40,567	$27,369	$74,437	$51,128

Basic:
NET INCOME PER SHARE	$1.61	$1.09	$2.94	$2.04

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	25,174,584	25,067,784	25,343,768	25,077,859

Diluted:
NET INCOME PER SHARE	$1.59	$1.07	$2.89	$2.00

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,531,101	25,546,370	25,738,026	25,501,009

CASH DIVIDENDS PAID PER COMMON SHARE	$0.15	$0.12	$0.39	$0.36

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Unearned	Accumulated
			Additional				Compensation -	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Loss(b)	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2005	25,806	$258	$229,661	$256,129	531	$(13,334)	$—	$(4,319)	$468,395

Net income				74,437					74,437
Change in foreign currency
translation, net of tax benefits of $15(a)								29	29

Comprehensive income (c)									74,466

Issuance of common stock under stock option plans	154	1	2,884						2,885
Tax effect of stock options exercised			938						938
Issuance of restricted common stock	182	2	5,944				(5,946)		—
Stock compensation expense							527		527
Purchase of treasury stock					372	(12,621)			(12,621)
Dividends paid on common stock				(9,915)					(9,915)

Balances at September 30, 2005	26,142	$261	$239,427	$320,651	903	$(25,955)	$(5,419)	$(4,290)	$524,675

See notes to consolidated financial statements.

(a)	The accumulated loss from foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at December 31, 2004 and $0.2 million, net of tax benefits of $0.1 million at September 30, 2005.

(b)	The minimum pension liability included in accumulated other comprehensive loss is $4.1 million, net of tax benefits of $2.6 million at December 31, 2004 and September 30, 2005.

(c)	Total comprehensive income for the three months ended September 30, 2005 was $40.6 million. Total comprehensive income for the three and nine months ended September 30, 2004 was $27.4 million and $51.2 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2005	2004
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$74,437	$51,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,689	40,533
Other amortization	191	219
Stock compensation expense	527	—
Provision for losses on accounts receivable	1,414	974
Provision (credit) for deferred income taxes	(9,763)	4,602
Fair value of interest rate swap	(873)	(4,294)
Gain on sales of assets and other	(16,724)	(2,046)
Changes in operating assets and liabilities:
Receivables	(16,726)	(30,712)
Prepaid expenses	6,920	(1,524)
Other assets	(12,836)	1,363
Accounts payable (1), taxes payable, accrued expenses and other liabilities	33,510	40,431

NET CASH PROVIDED BY OPERATING ACTIVITIES	104,766	100,674

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(77,047)	(63,779)
Proceeds from asset sales	26,977	12,333
Purchases of short-term investment securities (2)	(258,598)	—
Proceeds from sales of short-term investment securities (2)	203,030	—
Capitalization of internally developed software and other	(3,176)	(3,020)

NET CASH USED BY INVESTING ACTIVITIES	(108,814)	(54,466)

FINANCING ACTIVITIES
Borrowings under revolving credit facilities	—	34,300
Payments under revolving credit facilities	—	(34,300)
Payments on long-term debt	(327)	(305)
Net increase in bank overdraft	3,344	4,256
Dividends paid on common stock	(9,915)	(8,991)
Purchase of treasury stock	(12,621)	(7,527)
Proceeds from the exercise of stock options and other	2,433	6,390

NET CASH USED BY FINANCING ACTIVITIES	(17,086)	(6,177)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,134)	40,031
Cash and cash equivalents at beginning of period	32,359	5,251

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,225	$45,282

(1)	Does not include amounts related to $4.3 million in revenue equipment purchased but not yet paid for at September 30, 2005.

(2)	See Note E.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2005
NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”), Clipper Exxpress Company (“Clipper”) and FleetNet America, Inc. (“FleetNet”).
On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. Carrier members of MFCA, including ABF, ratified the agreement on the same date. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%. Approximately 78% of ABF’s employees are covered by the agreement.
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The difference between the effective tax rate for the three and nine months ended September 30, 2005 and 2004 and the federal statutory rate resulted from state income taxes, tax-exempt income and nondeductible expenses.
The Company has a program to repurchase its own Common Stock in the open market or in privately negotiated transactions. The Company’s Board of Directors authorized stock repurchases of up to $25.0 million in 2003 and an additional $50.0 million in July of 2005. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. During the third quarter, the Company made open-market purchases of 209,000 shares of its Common Stock for a purchase price of $7.1 million. Since January 23, 2003, the Company has purchased a total of 843,150 shares, totaling $25.0 million. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto.

	2005		2004
	Per Share	$ Amount	Per Share	$ Amount
	($ thousands, except per share data)
First quarter dividend	$0.12	$3,038	$0.12	$2,990
Second quarter dividend	$0.12	$3,064	$0.12	$2,994
Third quarter dividend	$0.15	$3,813	$0.12	$3,008
Fourth quarter dividend	$0.15	$3,800	$0.12	$3,019
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C — STOCK-BASED COMPENSATION
On April 20, 2005, the stockholders of the Company approved the Company’s 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 2002 Stock Option Plan and 2000 Non-Qualified Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, which may be paid in cash or stock or a combination thereof, as determined by the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”). On that same day, the Compensation Committee also approved the Form of Restricted Stock Award Agreement (Non-Employee Director) and the Form of Restricted Stock Award Agreement (Employee). During the second quarter of 2005, the Compensation Committee granted 182,250 shares of restricted stock under these agreements, at a weighted-average fair value of $32.62, per share. The restricted stock grants vest at the end of a five-year period beginning on the date of the grant, subject to accelerated vesting due to death, disability, retirement and change-in-control provisions. The Company amortizes the fair value of the restricted stock awards to compensation expense over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Compensation expense from restricted stock awards totaled $0.3 million and $0.5 million, after tax, for the three and nine months ended September 30, 2005.
Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan was a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of September 30, 2005, the Company had not elected to treat any exercised options as Employer SARs and no employee SARs had been granted. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered thereby becoming exercisable at that time, with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, and full vesting occurring on the fifth anniversary date. The options or SARs were granted for a term of 10 years. There were no options granted during the first nine months of 2005. The options or SARs granted during the first nine months of 2004, under each plan, are as follows:

2004
2000 Non-Qualified Stock Option Plan — Options	49,000
2002 Stock Option Plan — Options/Employer SARs	277,000
The Company accounts for stock-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. No stock-based employee compensation expense from options granted is reflected in net income for the three and nine months ended September 30, 2005 or 2004, as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying Common Stock on the date of grant.
For companies accounting for their stock-based compensation under the APB 25 intrinsic value method, pro forma information regarding net income and earnings per share is required and is determined as if the Company had

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
accounted for its employee stock options under the fair value method of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model. The Company’s pro forma assumptions for the 2004 grants are as follows:

2004
Risk-free rate	2.9%
Volatility	53.6%
Weighted-average life	4 years
Dividend yield	1.7%
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provided for under FAS 123 to all stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	($ thousands, except per share data)
Net income – as reported	$40,567	$27,369	$74,437	$51,128

Add back stock compensation expense from restricted stock awards, included in net income, net of tax	181	—	321	—

Less total stock compensation expense determined under fair value-based methods for all awards, net of tax benefits	(690)	(789)	(1,922)	(2,482)

Net income – pro forma	$40,058	$26,580	$72,836	$48,646

Net income per share – as reported (basic)	$1.61	$1.09	$2.94	$2.04

Net income per share – as reported (diluted)	$1.59	$1.07	$2.89	$2.00

Net income per share – pro forma (basic)	$1.59	$1.06	$2.87	$1.94

Net income per share – pro forma (diluted)	$1.58	$1.05	$2.84	$1.93

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
NOTE E — SHORT-TERM INVESTMENTS
The Company’s short-term, available-for-sale investments consist of auction rate securities. The following is a summary of the Company’s auction rate security investments, on a specific identification basis, at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
U.S. corporate securities	$—	$4,904
U.S. state and local municipal securities	75,579	23,610

Total debt securities	75,579	28,514
Preferred equity securities	18,500	10,000

	$94,079	$38,514

The carrying value of the Company’s auction rate securities approximates fair value. There were no unrealized gains or losses for the three and nine months ended September 30, 2005.
The Company sold $203.0 million in auction rate securities during the nine months ended September 30, 2005, with no realized gains or losses. Interest and dividends related to these investments are included in short-term investment income on the Company’s consolidated statement of income.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The carrying values of the Company’s short-term investments at September 30, 2005, by ultimate contractual maturity of the underlying security, are shown below. Actual maturities may differ from the ultimate contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Company’s auction reset periods with respect to its auction rate securities are generally 7, 28, 35 or 49 days, thus limiting the Company’s exposure to interest rate risk. For the three and nine months ended September 30, 2005, the weighted-average tax equivalent yield on the Company’s auction rate securities was 3.8% and 3.7%, respectively.

September 30, 2005
Due within 1 year	$—
Due after 1 year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	75,579

75,579
Preferred equity securities	18,500

$94,079

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
The Company’s subsidiaries store fuel for use in tractors and trucks in approximately 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $122,000 over the last 10 years primarily at eight sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
As of September 30, 2005 and December 31, 2004, the Company had accrued approximately $1.9 million and $3.3 million, respectively, to provide for environmental-related liabilities. See Note K regarding the sale of properties that were being leased to G.I. Trucking Company (“G.I. Trucking”) and G.I. Trucking’s assumption of environmental liabilities as a result of the sale. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheet as accrued expenses.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE G — DERIVATIVE FINANCIAL INSTRUMENTS
The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005. For the nine months ended September 30, 2005, payments on the swap and changes in the fair value of the swap were approximately equal in amount.
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
At September 30, 2005, there were no outstanding Revolver Advances and approximately $50.8 million of outstanding letters of credit. At December 31, 2004, there were no outstanding Revolver Advances and approximately $54.1 million of outstanding letters of credit. The amount available for borrowing under the Credit Agreement at September 30, 2005 was $174.2 million.
The Credit Agreement contains various covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of September 30, 2005, the Company was in compliance with the covenants.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE I — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended September 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2005	2004	2005	2004	2005	2004
			($ thousands)
Service cost	$2,329	$2,123	$192	$185	$42	$26
Interest cost	2,421	2,420	321	305	201	159
Expected return on plan assets	(3,254)	(3,138)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(64)	(64)	34	34
Amortization of prior service cost (credit)	(231)	(231)	390	390	7	33
Recognized net actuarial loss and other	1,242	1,198	341	340	214	92

Net periodic benefit cost	$2,505	$2,370	$1,180	$1,156	$498	$344

	Nine Months Ended September 30
			Supplemental		Postretirement
	Pension Benefits		Pension Plan		Health Benefits
	2005	2004	2005	2004	2005	2004
			($ thousands)
Service cost	$6,986	$6,368	$576	$556	$125	$101
Interest cost	7,263	7,261	962	915	603	635
Expected return on plan assets	(9,763)	(9,414)	—	—	—	—
Transition (asset) obligation recognition	(6)	(6)	(192)	(192)	101	101
Amortization of prior service cost (credit)	(692)	(692)	1,170	1,170	22	99
Recognized net actuarial loss and other	3,726	3,594	1,024	1,018	642	602

Net periodic benefit cost	$7,514	$7,111	$3,540	$3,467	$1,493	$1,538

The Company’s full-year 2005 pension expense is estimated to be $10.0 million compared to $9.5 million for the year ended December 31, 2004. In 2005, the Company does not have a required minimum contribution to its nonunion pension plan. The Company made a tax-deductible contribution of $5.3 million in the third quarter of 2005. For the nine months ended September 30, 2005, tax-deductible, nonunion pension contributions totaled $11.3 million, which was the maximum allowed contribution under the Internal Revenue Code.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE J — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share – Net income for common stockholders	$40,567	$27,369	$74,437	$51,128

Denominator:
Denominator for basic earnings per share – weighted-average shares	25,174,584	25,067,784	25,343,768	25,077,859
Effect of dilutive securities:
Restricted stock awards	20,424	—	10,477	—
Employee stock options	336,093	478,586	383,781	423,150

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	25,531,101	25,546,370	25,738,026	25,501,009

NET INCOME PER SHARE
Basic	$1.61	$1.09	$2.94	$2.04

Diluted	$1.59	$1.07	$2.89	$2.00

For the three and nine months ended September 30, 2005 and 2004, the Company had no outstanding stock options granted that were antidilutive.
NOTE K — SALE OF PROPERTIES TO G.I. TRUCKING COMPANY
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
During the second quarter of 2005, G.I. Trucking gave notice that it was exercising its rights to purchase these terminals. As a result, the Company reclassified $5.3 million from land and structures to assets held for sale.
On July 27, 2005, the Company closed the transaction for the sale of three terminals that were being leased to G.I. Trucking. As a result, the Company recognized an after-tax gain of approximately $9.8 million, or $0.38 per diluted common share, in the third quarter of 2005. The gain included the elimination of a $1.3 million reserve for an environmental obligation that was assumed by G.I. Trucking.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
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
During 2005, land and structures formerly leased by ABF from an affiliate (included in the “Other” segment) were combined with the ABF segment and, as a result, are included in the ABF segment assets.
The following table reflects asset information by reportable operating segment for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated assets at September 30, 2005, subsequent to previously described reclassification, and at December 31, 2004:

	September 30	December 31
	2005	2004
	($ thousands)
ABF Freight System, Inc.	$631,675	$559,252
Clipper	26,945	25,153
Other assets and eliminations	231,221	222,340

Total consolidated assets	$889,841	$806,745

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses, operating income and consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		($ thousands)
OPERATING REVENUES
ABF
LTL	$405,363	$390,929	$1,133,497	$1,067,350
TL	46,443	36,982	119,917	97,706

Total	451,806	427,911	1,253,414	1,165,056

Clipper	26,738	24,610	78,998	70,551
Other revenues and eliminations	11,341	9,367	31,411	25,617

Total consolidated operating revenues	$489,885	$461,888	$1,363,823	$1,261,224

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
		($ thousands)
OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$256,691	$250,820	$751,747	$719,886
Supplies and expenses	65,885	53,495	183,578	150,405
Operating taxes and licenses	11,275	10,909	32,710	31,645
Insurance	7,960	6,911	20,828	18,190
Communications and utilities	3,481	3,427	10,633	10,728
Depreciation and amortization	13,733	12,138	39,559	35,240
Rents and purchased transportation	40,653	43,657	105,533	109,568
Other	877	912	2,934	2,346
Gain on sale of equipment	(722)	(573)	(1,336)	(673)

	399,833	381,696	1,146,186	1,077,335

Clipper
Cost of services	23,984	22,419	70,803	63,914
Selling, administrative and general	2,161	1,985	6,304	6,274
Loss on sale of equipment	9	15	9	17

	26,154	24,419	77,116	70,205

Other expenses and eliminations	13,815	11,548	34,272	29,175

Total consolidated operating expenses and costs	$439,802	$417,663	$1,257,574	$1,176,715

OPERATING INCOME (LOSS)
ABF	$51,973	$46,215	$107,228	$87,721
Clipper	584	191	1,882	346
Other loss and eliminations	(2,474)	(2,181)	(2,861)	(3,558)

Total consolidated operating income	$50,083	$44,225	$106,249	$84,509

TOTAL CONSOLIDATED OTHER
INCOME (EXPENSE)
Net gain on sales of property and other (see Note K)	$15,350	$248	$15,398	$433
Short-term investment income	629	104	1,520	149
Fair value changes and payments on interest rate swap	—	300	—	449
Interest expense and other related financing costs	(297)	(388)	(1,775)	(1,118)
Other, net	755	927	837	791

Total consolidated other income	$16,437	$1,191	$15,980	$704

TOTAL CONSOLIDATED INCOME
BEFORE INCOME TAXES	$66,520	$45,416	$122,229	$85,213

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
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
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $105.3 million at September 30, 2005 and $70.9 million at December 31, 2004, respectively. During the nine months ended September 30, 2005, cash provided from operations of $104.8 million and proceeds from asset sales of $27.0 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $77.0 million, pay dividends on Common Stock of $9.9 million and purchase 371,650 shares of the Company’s Common Stock for $12.6 million. During the nine months ended September 30, 2004, cash provided from operations of $100.7 million and proceeds from asset sales of $12.3 million were used to purchase revenue equipment and other property and equipment totaling $63.8 million, pay dividends on Common Stock of $9.0 million and purchase 271,500 shares of the Company’s Common Stock for $7.5 million.
The Company has revised its 2005 estimated net capital expenditures to be approximately $78.0 million, which relates primarily to ABF. This consists of $60.0 million for revenue equipment and approximately $18.0 million for real estate and other.
The Company does not have a required minimum contribution to its nonunion pension plan for 2005. During the nine months ended September 30, 2005, the Company made maximum allowable tax-deductible contributions of $11.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Based upon currently available information, distributions of benefits to retiring officers and distributions to retiring officers as a result of deferral elections are expected to be $0.7 million in 2005 and between an estimated $23.0 million and $25.0 million in 2006. Distributions will be funded from the Company’s general corporate assets.
The Company was a party to an interest rate swap on a notional amount of $110.0 million, which matured on April 1, 2005.
The Company has three primary sources of available liquidity, which are its operating cash, short-term investments and the $174.2 million it has available under its revolving Credit Agreement at September 30, 2005. The Company has generated between approximately $74.0 million and $137.0 million of operating cash annually for the years 2002 through 2004. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations, short-term investments and its available revolver to continue to be primary sources to finance its annual debt maturities, lease commitments, letter of credit commitments, quarterly dividends, stock repurchases, nonunion pension contributions and capital expenditures. Please refer to the Company’s 2004 Form 10-K for information about the Company’s debt maturities and lease commitments. No material changes to the Company’s debt maturities or lease commitments have occurred since December 31, 2004.
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
At September 30, 2005, there were no outstanding Revolver Advances and approximately $50.8 million of outstanding letters of credit. At December 31, 2004, there were no outstanding Revolver Advances and approximately $54.1 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of September 30, 2005, the Company was in compliance with the covenants.
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
The Company has not historically entered into financial instruments for trading purposes nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2005 or 2004.
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
Operating Segment Data
The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses by segment as a percentage of revenue for the applicable segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
OPERATING EXPENSES AND COSTS

ABF
Salaries, wages and benefits	56.8%	58.6%	60.0%	61.8%
Supplies and expenses	14.6	12.5	14.6	12.9
Operating taxes and licenses	2.5	2.6	2.6	2.7
Insurance	1.8	1.6	1.7	1.6
Communications and utilities	0.8	0.8	0.8	0.9
Depreciation and amortization	3.0	2.8	3.2	3.0
Rents and purchased transportation	9.0	10.2	8.4	9.4
Other	0.2	0.2	0.2	0.3
Gain on sale of equipment	(0.2)	(0.1)	(0.1)	(0.1)

	88.5%	89.2%	91.4%	92.5%
CLIPPER
Cost of services	89.7%	91.1%	89.6%	90.6%
Selling, administrative and general	8.1	8.1	8.0	8.9

	97.8%	99.2%	97.6%	99.5%

OPERATING INCOME

ABF	11.5%	10.8%	8.6%	7.5%
Clipper	2.2	0.8	2.4	0.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Results of Operations
Executive Overview
Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the nine months ended September 30, 2005, ABF represented 91.9% and Clipper represented 5.8% of total revenues. The Company’s results of operations are primarily driven by ABF. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which creates operating leverage at higher levels, the pricing environment, customer account mix and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy as well as a number of other competitive factors, which are more fully described in the General Development of Business section of the Company’s 2004 Form 10-K. ABF experienced minimal year-over-year LTL tonnage increases in the first quarter of 2004. ABF’s 2004 year-over-year LTL tonnage levels began to dramatically improve in April by percentages not experienced in several years and increased 10.0% for the third quarter of 2004, as compared to the same period in 2003. ABF’s full-year 2004 total tonnage per day increased 8.0% over 2003, with LTL tonnage per day increasing 6.8% over 2003 and TL tonnage per day increasing 13.0% over 2003.
During the three and nine months ended September 30, 2005, ABF’s total tonnage per day decreased 0.4% and increased 0.6%, respectively. LTL tonnage per day decreased 3.0% and 1.3%, respectively, and truckload tonnage per day improved by 10.1% and 8.3%, respectively, when the three and nine months ended September 30, 2005 are compared to the same periods in 2004. LTL year-over-year tonnage comparisons for the third quarter 2005 were difficult because of the improved LTL tonnage levels experienced by ABF in the same period in 2004. However, LTL tonnage comparisons improved during the third quarter of 2005 with LTL tonnage per day decreasing 6.3% in June 2005; 5.6% in July 2005; 2.9% in August 2005; and 0.7% in September 2005. For the month of October 2005, average daily total tonnage for ABF is comparable to the same period in 2004. For the remainder of 2005, total and LTL tonnage comparisons will continue to be difficult because of the increased tonnage levels ABF experienced in 2004. Management is encouraged by the significantly improving trends in the LTL tonnage comparisons over the last few months, although there can be no assurances these trends will continue.
Even though LTL tonnage levels have decreased, ABF improved its revenue and operating ratio for both the three and nine months ended September 30, 2005 through revenue yield improvements, fuel surcharges and an improved account mix. In addition, cost reductions in certain operating expense categories have also improved ABF’s operating ratio. These changes are more fully discussed in the ABF section of the Company’s Management Discussion and Analysis.
The pricing environment is a key to ABF’s operating performance. The pricing environment determines ABF’s ability to obtain compensatory margins and price increases on customer accounts. The impact of changes in the pricing environment is typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, density and customer and geographic mix. For many years, consistent profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of larger changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered, together with

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
measures of billed revenue per hundredweight changes. During the full year of 2004, the pricing environment remained firm as industry capacity continued to tighten. The pricing environment for the first nine months of 2005 has been stable but competitive. For the three and nine months ended September 30, 2005, total billed revenue per hundredweight, including the fuel surcharge, increased 7.0% and 7.2% compared to the same periods in 2004. For the three and nine months ended September 30, 2005, total billed revenue per hundredweight, excluding the fuel surcharge, increased 1.2% and 1.8% compared to the same periods in 2004, despite a significant shift in the freight profile, as further discussed in the ABF section. ABF’s yield and profitability were enhanced by improved yields on larger shipments and increased handling of time-definite freight. Management of the Company expects the pricing environment to remain consistent, although there can be no assurances in this regard.
For first nine months of 2005, salaries, wages and benefit costs accounted for 60.0% of ABF’s revenue. Labor costs are impacted by ABF’s contractual obligations under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”), and total pounds per mile are measures ABF uses to assess this effectiveness. DSY is used to measure effectiveness in ABF’s local operations, although total weight per hour may also be a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency and the degree to which rail service is used. ABF is generally very effective in managing its labor costs to business levels.
ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Although fuel costs have increased significantly during 2005, higher revenues from diesel fuel surcharges more than offset these higher diesel fuel costs. If diesel fuel prices decline, the amount by which higher revenues from fuel surcharges exceed higher diesel fuel costs will decline. However, ABF’s other costs have been, and may continue to be, impacted by fluctuating fuel prices. From September 7, 2005 through October 4, 2005, ABF limited its standard fuel surcharge due to the extremely volatile fuel prices resulting from Hurricane Katrina. During this period, ABF’s fuel surcharge was capped at the pre-Katrina level that was established on August 29, 2005. Had ABF charged its standard fuel surcharge percentage, approximately $2.2 million of additional revenue would have been earned. This reduced the Company’s third quarter earnings by $0.05 per diluted common share.
Other than the previously discussed cap on fuel surcharges, Hurricanes Katrina and Rita had minimal impact on ABF’s operations.
In May 2005, ABF reached agreement with the International Brotherhood of Teamsters union on specific language outlining ABF’s use of the Premium Service Employee provisions of its labor agreement in 13 Northeastern facilities. ABF’s implementation of this service began in June 2005. As a result of this agreement, ABF will be able to offer more second-day service lanes and can now provide overnight and even same-day service in selective lanes in the dense Northeastern market. The rollout of this service will be deliberate, and ABF will build on initial successes in additional locations. In addition to helping attract short-haul business, the Premium Service Employee and other internal initiatives are helpful in attracting premium-priced, time-definite freight (“time-definite freight”). Although it is growing rapidly, management of the Company believes its time-definite freight represents a smaller portion of ABF’s total revenues than other similarly situated LTL companies. Management of the Company is continuing to pursue increases in ABF’s percentage of time-definite freight.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
On August 19, 2005, the U.S. Department of Transportation issued new rules regulating work and sleep schedules for commercial truck drivers. The new rules replaced Hours-of-Service Regulations that were last updated in 2003. The new rules, which were effective October 1, 2005, are anticipated to have a minimal impact upon ABF’s operations.
The Company ended the third quarter of 2005 with no borrowings under its revolving Credit Agreement, $105.3 million in cash and short-term investments and $524.7 million in stockholders’ equity. Because of the Company’s financial position at September 30, 2005, the Company should continue to be in a position to pursue profitable growth opportunities.
During both the first and third quarters of 2006, the Company expects to settle certain amounts owed under its supplemental pension plan as a result of officer retirements and as a result of deferral elections made by officers who retired prior to 2006. For the first quarter of 2006, the Company anticipates settling obligations of between $21.0 million to $22.0 million. For the third quarter of 2006, the Company anticipates settling obligations between $2.0 million and $3.0 million. Under FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Benefit Pension Plans and for Termination Benefits, the Company is required to record a “pension accounting settlement” when cash payouts exceed annual service and interest costs of the related plan. As a result, the Company will record charges to earnings in both the first and third quarters of 2006. The first quarter 2006 pre-tax charge is estimated to be between $7.5 million and $9.5 million or between $0.18 and $0.23 per diluted common share, net of taxes. The third quarter 2006 pre-tax charge is estimated to be between $1.0 million to $1.5 million or $0.02 to $0.04 per diluted common share, net of taxes. The estimated ranges are being provided because the charges to the Company in both the first and third quarters of 2006 are dependent upon pension actuarial valuations performed as of the settlement dates in 2006 and the actual settlement amounts. The actuarial valuations will utilize actual incentive compensation earned in 2005 and paid in January of 2006 and current discount rates at the settlement dates.
Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004
Consolidated revenues for the three and nine months ended September 30, 2005 increased 6.1% and 8.1%, respectively, and operating income increased 13.2% and 25.7%, respectively, compared to the same periods in 2004, primarily due to revenue growth and improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following tables provide a reconciliation of GAAP net income and diluted earnings per share to non-GAAP financial measures of earnings and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004. Management believes the non-GAAP financial measures presented are useful to investors in understanding the Company’s results of operations, because they provide more comparable measures:

	Three Months Ended					Nine Months Ended
	September 30					September 30
	2005		2004		2005		2004
		Diluted		Diluted		Diluted		Diluted
	Net	Earnings	Net	Earnings	Net	Earnings	Net	Earnings
	Income	Per Share	Income	Per Share	Income	Per Share	Income	Per Share
				($ thousands, except per share data)
Amounts on a GAAP basis	$40,567	$1.59	$27,369	$1.07	$74,437	$2.89	$51,128	$2.00
Less gain on sale of properties to G.I. Trucking, after tax (see Note K)	9,757	0.38	—	—	9,757	0.38	—	—

Non-GAAP amounts	$30,810	$1.21	$27,369	$1.07	$64,680	$2.51	$51,128	$2.00

The increases of 13.1% and 25.5% in diluted earnings per share, excluding the gain from the sale of properties to G.I. Trucking, for the three and nine months ended September 30, 2005 over the same periods in 2004 reflect primarily improved operating results at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.
ABF Freight System, Inc.
Effective May 23, 2005 and June 14, 2004, ABF implemented general rate increases to cover known and expected cost increases. Typically, the increases were 5.8% and 5.9%, respectively, although the amounts vary by lane and shipment characteristic. ABF’s increases in reported revenue per hundredweight for the three and nine months ended September 30, 2005 versus the same periods in 2004 have been impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, density and customer and geographic mix. ABF charges a fuel surcharge, based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. The fuel surcharge in effect averaged 11.2% and 10.0% of revenue for the three and nine months ended September 30, 2005, compared to 6.0% and 5.2% for the same periods in 2004. As previously discussed, ABF capped its fuel surcharge during the period from September 7, 2005 through October 4, 2005.
Revenues for the three and nine months ended September 30, 2005 were $451.8 million and $1,253.4 million respectively, compared to $427.9 million and $1,165.1 million during the same periods in 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2005	2004	% Change
Billed revenue per hundredweight, excluding fuel surcharges
Less than truckload (“LTL”) (shipments less than 10,000 pounds)	$24.98	$24.50	2.0%
Truckload (“TL”)	$10.17	$9.22	10.3%
Total	$21.72	$21.47	1.2%

Tonnage (tons)
LTL	727,063	749,781	(3.0)%
TL	204,907	186,170	10.1%

Total	931,970	935,951	(0.4)%

Shipments per DSY hour	0.508	0.525	(3.2)%

Total pounds per DSY hour	631.15	631.66	(0.1)%

Total pounds per shipment	1,271.34	1,226.77	3.6%

Total pounds per mile	19.41	19.27	0.7%

	Nine Months Ended September 30
	2005	2004	% Change
Billed revenue per hundredweight, excluding fuel surcharges
LTL	$24.61	$24.04	2.4%
TL	$9.55	$8.86	7.8%
Total	$21.40	$21.03	1.8%

Tonnage (tons)
LTL	2,088,399	2,116,305	(1.3)%
TL	566,657	523,345	8.3%

Total	2,655,056	2,639,650	0.6%

Shipments per DSY hour	0.511	0.526	(2.8)%

Total pounds per DSY hour	621.70	626.75	(0.8)%

Total pounds per shipment	1,243.38	1,214.40	2.4%

Total pounds per mile	19.40	19.39	0.1%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
ABF’s revenue-per-day increases of 5.6% and 7.6% for three and nine months ended September 30, 2005 over the same periods in 2004 are due primarily to increases in revenue per hundredweight, including fuel surcharges. ABF’s yield and profitability were enhanced by improved rates, including fuel surcharges, by changes in freight profile and by an increased amount of time-definite freight. For the three and nine months ended September 30, 2005, total weight per shipment increased 3.6% and 2.4% and length of haul decreased 0.8% and 0.9%, respectively. The increased weight per shipment and decreased length of haul caused revenue per hundredweight to decline. For the three and nine months of 2005, figures for billed revenue per hundredweight, excluding fuel surcharges, compared to the same periods in 2004 reflect a pricing environment that is stable but competitive.
ABF’s operating ratio improved to 88.5% and 91.4% for the three and nine months ended September 30, 2005, respectively, from 89.2% and 92.5% for the same periods in 2004. The operating ratio improvement resulted from a combination of the yield improvements previously discussed, an improved account mix and changes in certain other operating expense categories as follows:
Salaries, wages and benefits expense decreased 1.8%, as a percent of revenue, for both the three and nine months ended September 30, 2005, when compared to the same periods in 2004, due primarily to the fact that a portion of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. ABF has a greater number of employees at the lower tier of the wage scale negotiated under its union contract, which contributes to lower salaries, wages and benefits as a percentage of revenue for three and nine months ended September 30, 2005, compared to the same periods in 2004. The overall decreases in salaries, wages and benefits as a percent of revenue were offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4% and was effective April 1, 2003. An annual wage increase occurred on April 1, 2005 and was 1.9%. An annual health, welfare and pension cost increase occurred on August 1, 2005 and was 5.7%. Although ABF experienced a decrease in its shipments per DSY hour for the three and nine months ended September 30, 2005, compared to the same periods in 2004, pounds per shipment increased and pounds per DSY hour stayed fairly constant. Workers’ compensation costs were lower as a percent of revenue for the three and nine months ended September 30, 2005 compared to the same periods in 2004 due primarily to fewer new claims and favorable severity trends on existing claims. In addition, during the nine months ended September 30, 2004, ABF incurred additional workers’ compensation costs of approximately $1.2 million due to an increase in the reserves associated with the insolvency of Reliance Insurance Company (“Reliance”). Reliance was the Company’s workers’ compensation excess insurance carrier for the years 1993 through 1999.
Supplies and expenses increased 2.1% and 1.7%, respectively, as a percent of revenue, when the three and nine months ended September 30, 2005 are compared to the same periods in 2004. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to an average of $1.96 and $1.71, respectively, for the three and nine months ended September 30, 2005, compared to $1.28 and $1.17 for the same periods in 2004.
Insurance expense increased 0.2% and 0.1%, respectively, as a percent of revenue, when the three and nine months ended September 30, 2005 are compared to the same periods in 2004. ABF’s casualty claims costs have increased as a result of adverse severity trends on existing claims.
Rents and purchased transportation decreased 1.2% and 1.0%, respectively, as a percent of revenue, when the three and nine months ended September 30, 2005 are compared to the same periods in 2004. This decrease is due primarily to a decrease in rail utilization to 17.8% and 15.9% of total miles for the three and nine months ended September 30, 2005, compared to 20.6% and 18.0% during the same periods in 2004. ABF reduced its

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
Clipper
Clipper’s revenue for the three and nine months ended September 30, 2005 increased 8.6% and 12.0%, respectively, when compared to the same periods in 2004. Clipper’s revenues for the first nine months of 2005 consisted of 49% intermodal revenues, 36% temperature-controlled revenues and 15% brokerage revenues. Clipper’s temperature-controlled division experienced increases of 10.6% and 16.9%, respectively, in revenue for the three and nine months ended September 30, 2005, compared to the same periods in 2004, due primarily to strong customer demand for its spot market rail capacity. Clipper’s brokerage division experienced revenue increases of 19.3% and 40.0%, respectively, for the three and nine months ended September 30, 2005, compared to the same periods in 2004, due to continued good service from its trucking partners and an increase in shipments from new customers. Revenues for Clipper’s intermodal division increased 9.2% and 4.1%, respectively, for the three and nine months ended September 30, 2005, compared to the same periods in 2004, due to a tight supply of equipment and trucking resources, which had a positive impact on margins.
Clipper’s operating ratio improved to 97.8% and 97.6% for the three and nine months ended September 30, 2005, respectively, from 99.2% and 99.5% in the same periods of 2004. These improvements are due primarily to improved revenue levels and a continued emphasis on improving account profitability.
Prepaid Expenses
Prepaid expenses decreased $6.9 million from December 31, 2004 to September 30, 2005, due primarily to amortization of annual insurance premiums.
Bank Overdraft and Drafts Payable
Bank overdraft and drafts payable increased $8.5 million from December 31, 2004 to September 30, 2005, due in part to an increase of $3.1 million in outstanding checks for the purchase of revenue equipment.
Income Taxes
The difference between the effective tax rate for the three and nine months ended September 30, 2005 and 2004 and the federal statutory rate resulted from state income taxes, tax-exempt income and nondeductible expenses. The lower tax rate for the three and nine months ended September 30, 2005 as compared to the same period in 2004 is due primarily to higher income levels, a lower effective state income tax rate, and an increased amount of tax-exempt income from short-term investments.

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

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Company has a program to repurchase its own Common Stock in the open market or in privately negotiated transactions. The Company’s Board of Directors authorized stock repurchases of up to $25.0 million in 2003 and an additional $50.0 million in July of 2005. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The following table presents purchases made during the third quarter 2005 and an additional repurchase authorization made by the Board:

		Average		Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	Per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	3rd Quarter 2005	3rd Quarter 2005	Announced Program	the Program
June 30, 2005	—	—	634,150	$7,072,662.40
July 31, 2005 (1)	—	—	634,150	$57,072,662.40
August 31, 2005	209,000	$33.84	843,150	$49,999,630.18
September 30, 2005	—	—	843,150	$49,999,630.18

(1)	On July 28, 2005, the Company’s Board of Directors announced the authorization of an additional $50.0 million to the Company’s stock repurchase program.
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

ARKANSAS BEST CORPORATION (Registrant)
Date: November 7, 2005	/s/ David E. Loeffler
David E. Loeffler
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer