Form 10-K
period 2005-12-31
ARKANSAS BEST CORP /DE/
filed 2006-02-24
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .
Commission file number 0-19969
ARKANSAS BEST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	71-0673405 (I.R.S. Employer
incorporation or organization)	Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas (Address of principal executive offices)	72903 (Zip Code)
Registrant’s telephone number, including area code 479-785-6000
Securities registered pursuant to Section 12(b) of the Act:
None

(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:

Name of each exchange
Title of each class Common Stock, $.01 Par Value	on which registered Nasdaq Stock Market/NMS
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated filer ☐           Nonaccelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2005, was $733,477,175.
The number of shares of Common Stock, $.01 par value, outstanding as of February 21, 2006, was 25,394,172.

Documents incorporated by reference into the Form 10-K:
(1)	The following sections of the Registrant’s 2005 Annual Report to Stockholders are incorporated by reference in Part I and Part II:
–	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

–	Selected Financial Data

–	Management’s Discussion and Analysis of Financial Condition and Results of Operations

–	Quantitative and Qualitative Disclosures About Market Risk

–	Financial Statements and Supplementary Data

–	Controls and Procedures
(2)	Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held April 18, 2006 are incorporated by reference in Part III.
INTERNET: www.arkbest.com

ARKANSAS BEST CORPORATION
FORM 10-K

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	union relations;

•	availability and cost of capital;

•	shifts in market demand;

•	weather conditions;

•	the performance and needs of industries served by Arkansas Best’s subsidiaries;

•	future costs of operating expenses such as fuel and related taxes;

•	self-insurance claims and insurance premium costs;

•	union and nonunion employee wages and benefits;

•	governmental regulations and policies;

•	costs of continuing investments in technology;

•	the timing and amount of capital expenditures;

•	competitive initiatives and pricing pressures;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission (“SEC”) public filings.
Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Form 10-K, including, without limitation, in conjunction with the forward-looking statements included or incorporated by reference in this Form 10-K that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Form 10-K in “Risk Factors” under Item 1A. All forward-looking statements included or incorporated by reference in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

ITEM 1. BUSINESS — continued
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
On August 13, 2001, the Company announced the call for redemption of its remaining Preferred Stock. As of August 10, 2001, 1,390,000 shares of Preferred Stock were outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. A total of 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their Preferred Stock. The Company delisted its Preferred Stock trading on Nasdaq under the symbol “ABFSP” on September 12, 2001, eliminating the Company’s annual dividend requirement.
In August 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation (“WorldWay”), at a price of $11 per share (the “Acquisition”). WorldWay was a publicly held company engaged through its subsidiaries in motor carrier operations. The total purchase price of WorldWay amounted to approximately $76.0 million.
In 1999, the Company acquired 2,457,000 shares of Treadco, Inc. common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company. On September 13, 2000, Treadco entered into a joint venture agreement with The Goodyear Tire & Rubber Company (“Goodyear”) to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC (“Wingfoot”). The transaction closed on October 31, 2000.
On April 28, 2003, the Company sold its 19.0% ownership interest in Wingfoot to Goodyear for a cash price of $71.3 million (see Note F to the Company’s Consolidated Financial Statements, incorporated herein by reference).
On August 1, 2001, the Company sold the stock of G.I. Trucking Company (“G.I. Trucking”) for $40.5 million in cash to a company formed by the senior executives of G.I. Trucking and Estes Express Lines (“Estes”).
On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to Clipper’s less-than-truckload (“LTL”) freight business to Hercules Forwarding, Inc. of Vernon, California, for $2.7 million in cash (see Note E). With this sale, Clipper exited the LTL business.

ITEM 1. BUSINESS — continued
(b) Financial Information about Industry Segments
The response to this portion of Item 1 is included in “Note M – Operating Segment Data” to the Consolidated Financial Statements in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, and is incorporated herein by reference under Item 15.
(c) Narrative Description of Business
General
During the periods being reported on, the Company operated in two reportable operating segments: (1) ABF and (2) Clipper. Note M to the Consolidated Financial Statements contains additional information regarding the Company’s operating segments for the year ended December 31, 2005, and is incorporated herein by reference under Item 15.
Employees
At December 31, 2005, the Company and its subsidiaries had a total of 12,327 active employees of which approximately 74% are members of labor unions.
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
Competition, Pricing and Industry Factors
The trucking industry is highly competitive. The Company’s LTL motor carrier subsidiaries actively compete for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. In general, most of the principal motor carriers use similar tariffs to rate less-than-truckload shipments. Competition for freight revenue, however, has resulted in discounting which effectively reduces prices paid by shippers. In an effort to maintain and improve its market share, the Company’s LTL motor carrier

ITEM 1. BUSINESS — continued
subsidiaries offer and negotiate various discounts. ABF charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index.
The trucking industry, including the Company’s LTL motor carrier subsidiaries, is directly affected by the state of the overall U.S. economy. The trucking industry faces rising costs including government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.
On August 19, 2005, the U.S. Department of Transportation (“DOT”) issued new rules regulating work and sleep schedules for commercial truck drivers. The new rules replaced Hours-of-Service Regulations that were updated in 2003. The new rules, which were effective October 1, 2005, are similar to the rules announced in 2004. The 2004 rules reduced the number of hours a driver can be on duty from 15 to 14 but increased the number of driving hours, during that tour of duty, from 10 to 11. In addition, the rules require the rest period between driving tours to be 10 hours as opposed to 8. The rules also provide for a “restart” provision, which states that a driver can be on duty for 70 hours in 8 days, but if the driver has 34 consecutive hours off duty, for any reason, he “restarts” at zero hours. The operational impact of these rules on ABF’s over-the-road linehaul relay network has been modest and includes a small decline in driver and equipment utilization, offset by the opportunity to further improve transit times. The rules have limited impact on LTL carriers, such as ABF, whose pickup, linehaul and delivery operations typically are performed by different drivers. Impacts on the truckload industry have been more significant, including a decline in driver utilization and flexibility and an exascerbation of a nationwide driver shortage. As a result, truckload carriers have increased driver pay, raised customer prices and increased charges for stop-off and detention services, making LTL carriers more competitive on many larger shipments.
Insurance, Safety and Security
Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $500,000 of each cargo loss, $1,000,000 of each workers’ compensation loss and $1,000,000 of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note R). The Company pays premiums to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these self-insured states, depending on each state’s rules, the guaranty funds will pay excess claims if the insurer cannot due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds (see Note R). The Company has been able to obtain what it believes to be adequate coverage for 2006 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.
Since 2001, ABF has been subject to cargo security and transportation regulations issued by the Transportation Security Administration. Since 2002, ABF has been subject to regulations issued by the Department of Homeland Security. ABF is not able to accurately predict how past or future events will affect government regulations and the transportation industry. ABF believes that any additional security measures that may be required by future regulations could result in additional costs; however, other carriers would be similarly affected.

ITEM 1. BUSINESS — continued
ABF Freight System, Inc.
Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for 91.9% of the Company’s consolidated revenues for 2005. ABF is one of North America’s largest LTL motor carriers and provides direct service to over 97.0% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 47,000 communities through 287 service centers in all 50 states, Canada and Puerto Rico. Through relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.
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
General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2005, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for approximately 9.4% of ABF’s revenues.
Employees
At December 31, 2005, ABF had a total of 11,807 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2005, such costs amounted to 58.9% of ABF’s revenues. Approximately 77% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). On March 28, 2003, the IBT announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their proportionate share of the plan’s unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note L for more specific disclosures regarding the multiemployer plans.
Three of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than nonunion companies. Union companies also experience lower employee turnover and higher productivity

ITEM 1. BUSINESS — continued
compared to some nonunion firms. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties are encountered in certain situations, such as significant increases in business levels, as occurred in 2004.
Environmental and Other Government Regulations
The Company is subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and its disposal of waste oil. In addition, the Company is subject to regulations dealing with underground fuel storage tanks. The Company’s subsidiaries store fuel for use in tractors and trucks in 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $123,000 over the last 10 years primarily at seven sites) or believes its obligations, other than those specifically accrued for, with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
As of December 31, 2005 and 2004, the Company had accrued approximately $1.5 million and $3.3 million, respectively, to provide for environmental-related liabilities. See Note S regarding the sale of properties that were being leased to G.I. Trucking and G.I. Trucking’s assumption of environmental liabilities as a result of the sale. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. Accruals for environmental liability are included in the balance sheets as accrued expenses.
Intermodal Operations
General
The Company’s intermodal transportation operations are conducted through Clipper. Headquartered in Woodridge, Illinois, Clipper offers domestic intermodal freight services, utilizing a variety of transportation modes, including rail and over the road. Clipper’s revenues accounted for 5.8% of consolidated revenues for 2005. During the year ended December 31, 2005, Clipper’s largest customer accounted for approximately 16.8% of its revenues.
On December 31, 2003, Clipper closed the sale of all customer and vendor lists related to its LTL freight business to Hercules Forwarding, Inc. of Vernon, California, for $2.7 million in cash. With this sale, Clipper

ITEM 1. BUSINESS — continued
exited the LTL business (see Note E). Clipper’s LTL operation accounted for approximately 30.0% of its 2003 revenues.
Clipper provides a variety of transportation services such as intermodal and truck brokerage, consolidation, transloading, repacking and other ancillary services. As an intermodal marketing operation, Clipper arranges for loads to be picked up by a drayage company, tenders them to a railroad, and then arranges for a drayage company to deliver the shipment on the other end of the move. Clipper’s role in this process is to select the most cost-effective means to provide quality service and to expedite movement of the loads at various interface points to ensure seamless door-to-door transportation.
Clipper also provides high quality, temperature-controlled intermodal transportation service to fruit and produce brokers, growers, shippers and receivers and supermarket chains, primarily from the West to the Midwest, Canada and the eastern United States. As of December 31, 2005, Clipper owned 563 temperature-controlled trailers that it deployed in the seasonal fruit and vegetable markets. These markets are carefully selected in order to take advantage of various seasonally high rates, which peak at different times of the year. By focusing on the spot market for produce transport, Clipper is able to generate, on average, a higher revenue per load compared to standard temperature-controlled carriers that pursue more stable year-round temperature-controlled freight. Clipper services also include transportation of nonproduce loads requiring protective services and leasing trailers during nonpeak produce seasons.
Competition, Pricing and Industry Factors
Clipper operates in highly competitive environments. Competition is based on the most consistent transit times, freight rates, damage-free shipments and on-time delivery of freight. Clipper competes with other intermodal transportation operations, freight forwarders and railroads. Intermodal transportation revenues are weaker in the first quarter and stronger during the months of June through October. Freight shipments, operating costs and earnings are also affected by the state of the overall U.S. economy and inclement weather. Clipper’s margins are impacted by the amount of rail rebates it receives from rail service providers. The amount of rail rebates Clipper receives is, in part, impacted by its rail volumes. The reliability of rail service is also a critical component of Clipper’s ability to provide service to its customers.
(d) Financial Information About Geographic Areas
Classifications of operations or revenues by geographic location beyond the descriptions previously provided is impractical and is, therefore, not provided. The Company’s foreign operations are not significant.
(e) Available Information
The Company files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, proxy and information statements and other information electronically with the Securities and Exchange Commission (“SEC”). All reports and financial information can be obtained, free of charge, through the Company’s Web site located at www.arkbest.com or through the SEC Web site located at www.sec.gov as soon as reasonably practical after such material is electronically filed with the SEC. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Each of the following risk factors could adversely affect our business, operating results and financial condition. Our operations include two primary operating subsidiaries, ABF and Clipper. For 2005, ABF represented 91.9% and Clipper represented 5.8% of total revenues.
The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating margins and income.
The factors that could have a negative impact on our performance in the future include general economic factors, loss of key employees, antiterrorism measures, an increasingly competitive freight rate environment, volatile fuel prices and the inability to collect fuel surcharges or obtain sufficient fuel supplies, loss of third-party rail service providers, increasing capital requirements, increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment, emissions-control regulations, decreases in the availability of new equipment, increases in the frequency and/or the severity of workers’ compensation and/or third party casualty claims, increases in workers’ compensation and/or third-party casualty insurance premiums, violation of federal regulations and increasing costs for compliance with regulations, a workforce stoppage by our employees covered under our collective bargaining agreement, difficulty in attracting and retaining qualified drivers and/or dockworkers, increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans, a failure of our information systems, a violation of an environmental law or regulation, weather or seasonal fluctuations.
We are subject to general economic factors that are largely beyond our control, any of which could significantly reduce our operating margins and income.
Our performance is affected by recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States, or the impact, if any, on our future results of operations or financial condition.
Our management team is an important part of our business and loss of key employees could impair our success.
We benefit from the leadership and experience of our senior management team and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees could have an adverse effect on our operations and profitability. We continue to develop and retain a core group of officers and managers although future retention cannot be assured.

ITEM 1A. RISK FACTORS — continued
Our business could be harmed by antiterrorism measures.
Since the terrorist attacks on the United States, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If the new security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so.
We operate in a highly competitive industry and our business could suffer if our operating subsidiaries were unable to adequately address downward pricing pressures and other factors that could adversely affect their ability to compete with other companies.
Numerous competitive factors could impair our ability to maintain our current profitability. These factors include:
We compete with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads.
Our nonunion competitors have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. However, we have lower turnover rates and higher labor efficiency rates than some of our competitors. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. This could limit our ability to maintain or increase freight rates, maintain our operating margins or grow tonnage levels.
The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. We could experience some difficulty if the remaining LTL carriers, in fact, have a competitive advantage because of their size.
We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.
Fuel prices have fluctuated significantly in recent years. However, consistent with industry practice, we charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. Customer acceptance of the fuel surcharges has been good; however, we cannot be certain that collection of fuel surcharges will continue in the future. Although fuel costs increased significantly during 2005, higher revenues from diesel fuel surcharges more than offset these higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other, non-fuel-related expenses is difficult to ascertain. During the fourth quarter of 2005, diesel fuel prices declined. If diesel fuel prices decline, the amount by which higher revenues from fuel surcharges exceed higher diesel fuel costs will decline. We do not have any long-term fuel purchase contracts and have not entered into any hedging arrangements to protect against fuel price increases. Volatile fuel prices will continue to impact us.

ITEM 1A. RISK FACTORS — continued
We depend on transportation provided by rail services and a discontinuance of this service could adversely affect our operations.
In 2005, ABF’s rail utilization was 16.6% of total miles and 82.8% of Clipper’s shipments moved on the rail. If a discontinuance in transportation services from the rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. As a result, our results of operations and cash flows could be adversely impacted.
We have significant ongoing capital requirements that could affect profitability if we were unable to generate sufficient cash from operations.
We have significant ongoing capital requirements. If we were not able to generate sufficient cash from operations in the future, our growth could be limited, we could have to utilize our existing financing arrangements to a greater extent or enter into additional leasing arrangements, or our revenue equipment may have to be held for longer periods, which would result in increased maintenance costs. If these situations occurred, there could be an adverse effect on our profitability.
Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect our earnings and cash flows.
Manufacturers have raised the prices of new equipment significantly, in part to offset their costs of compliance with new EPA tractor engine design requirements intended to reduce emissions. The initial requirements took effect October 1, 2002, and more restrictive EPA engine design requirements will take effect in 2007. Further equipment price increases may result from the implementation of the 2007 requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we were unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.
The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.
Tractor engines that comply with the EPA emission-control design requirements that took effect on October 1, 2002 are generally less fuel-efficient than engines in tractors manufactured before October 2002. Compliance with the more stringent EPA requirements that will take effect in 2007 could result in further declines in fuel economy and increased maintenance costs. If we were unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.
Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.
From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions changed, some of those vendors have had difficulty fulfilling any increased demand for new equipment. Also, vendors will have to introduce new engines meeting the more restrictive EPA emissions standards in 2007, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

ITEM 1A. RISK FACTORS — continued
Ongoing claims expenses could have a material adverse effect on our operating results.
Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $500,000 for each cargo loss and generally $1.0 million for each third-party casualty loss. For medical benefits, we self-insure up to $150,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increases, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. In addition, if we were to lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.
Increased insurance premium costs could have an adverse effect on our operating results.
In the last several years, insurance carriers have increased premiums for many companies, including transportation companies. We could experience additional increases in our insurance premiums in the future. If our insurance or claims expenses increased and we were unable to offset the increase with higher freight rates, our earnings could be adversely affected.
We operate in a highly regulated industry, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.
Various federal and state agencies exercise broad powers over the transportation business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We could also become subject to new or more restrictive regulations, such as regulations relating to fuel emissions, drivers’ hours of service or ergonomics. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.
On August 19, 2005, the DOT issued new rules regulating work and sleep schedules for commercial truck drivers. The new rules replaced Hours-of-Service Regulations that were last updated in 2003. The new rules, which were effective October 1, 2005, have had a minimal impact upon our operations. However, future changes in these rules could materially and adversely affect our operating efficiency and increase costs.
Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The Transportation Security Administration of the U.S. Department of Homeland Security has adopted regulations that will require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.
Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs. In addition, we could experience difficulty in obtaining adequate levels of coverage in that event.
Increases in license and registration fees could also have an adverse effect on our operating results.

ITEM 1A. RISK FACTORS — continued
We depend on our employees to support our operating business and future growth opportunities. If our relationship with our employees were to deteriorate, we could be faced with labor disruptions or stoppages, which could have a material adverse affect on our business and reduce our operating results and place us at a disadvantage relative to nonunion competitors.
ABF’s union employees are covered under a collective bargaining agreement with the IBT. This agreement expires in March 2008 when the agreement will be renegotiated. If an agreement is not reached, we could be faced with a union workforce disruption or stoppage and, as a result, our results of operations and cash flows could be adversely impacted.
We compete against both union and nonunion LTL carriers. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than nonunion companies. Union companies typically experience lower employee turnover and higher productivity compared to some nonunion companies. Due to our national reputation, our working conditions and wages and benefits, we have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we were unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting, compensation and fringe benefit expenses.
We could be obligated to pay significant additional contributions for our withdrawal liabilities to multiemployer pension plans if we were to cease making our contractual monthly contributions to those plans. In addition, if a plan were found to have a funding deficiency under federal tax law, we would be required to make additional contributions to that plan.
Retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans, under the provisions of the Taft-Hartley Act. The multiemployer pension plans and their related trust funds are administered by trustees, who generally are appointed equally by the IBT and certain management carrier organizations. We are not directly involved in the administration of the multiemployer pension plans or their related trust funds. We contribute to these plans monthly based on the hours worked by our contractual employees, as specified in the National Master Freight Agreement and other supporting supplemental agreements. Approximately 50% of our contributions are made to the Central States Southeast and Southwest Area Pension Fund. No amounts are required to be paid beyond our monthly contractual obligations based on the hours worked by our employees, except as discussed below.
We have contingent liabilities for our share of the unfunded liabilities of each multiemployer pension plan to which ABF contributes. Our contingent liability for a plan would be triggered if we were to withdraw from that plan. We have no current intention of withdrawing from any of the plans. We have gathered data from the majority of these plans and currently estimate our total contingent withdrawal liabilities for these pension plans to be approximately $500 million, on a pre-tax basis. Though the best information available to us was used in computing this estimate, it is calculated with numerous assumptions, is not current and is continually changing. If we did incur withdrawal liabilities, those amounts would generally be payable over a period of 10 to 15 years.
Aside from the withdrawal liabilities, we would only have an obligation to pay an amount beyond ABF’s contractual obligations to these pension plans if it received official notification of a funding deficiency. The amount of any potential funding deficiency, if it were to materialize in the future, should be substantially less than the full withdrawal liability for each pension plan.

ITEM 1A. RISK FACTORS — continued
Significant increases in required contributions to the multiemployer plans could adversely impact our liquidity and results of operations.
Our information technology systems are subject to certain risks that are beyond our control.
We depend on the proper functioning and availability of our information systems in operating our business. These systems include our communications and data processing systems. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We have a catastrophic disaster recovery plan and a fully redundant alternate processing capability, which is designed so that critical data processes should be fully operational within 48 hours. We have business interruption insurance, including, in certain circumstances, insurance against terrorist attacks under the federal Terrorism Risk Insurance Act of 2002, which would offset losses up to certain coverage limits in the event of a catastrophe. However, a significant system failure, security breach or other damage could still interrupt or delay our operations, damage our reputation and cause a loss of customers.
Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also store fuel in underground tanks at some facilities. Our operations involve the risks of fuel spillage or leakage, environmental damage and hazardous waste disposal, among others. If we were involved in a spill or other accident involving hazardous substances, or if we were found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.
Our results of operations can be impacted by seasonal fluctuations or adverse weather conditions.
We can be impacted by seasonal fluctuations which affect tonnage and shipment levels. Freight shipments, operating costs and earnings can also be affected adversely by inclement weather conditions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.
ABF
ABF currently operates out of 287 terminal facilities of which it owns 74, leases 45 from an affiliate (Transport Realty, Inc., a consolidated Arkansas Best Corporation subsidiary) and leases the remainder from nonaffiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	265,505
Ellenwood, Georgia	226	153,209
South Chicago, Illinois	274	149,610
Carlisle, Pennsylvania	333	192,610
Dallas, Texas	196	145,010
Winston-Salem, North Carolina	150	160,700
Kansas City, Missouri	252	165,204

Leased from affiliate, Transport Realty, Inc.:
North Little Rock, Arkansas	196	148,712
Albuquerque, New Mexico	85	70,980

Leased from nonaffiliate:
Salt Lake City, Utah	89	44,366
Clipper
Clipper operates from four leased locations, which include Woodridge, Illinois; Devon, Pennsylvania; Fresno, California; and San Diego, California.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Financial Data,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, is incorporated by reference herein.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, is incorporated by reference herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, is incorporated by reference herein.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of the independent registered public accounting firm, consolidated financial statements and supplementary information, appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s assessment of internal control over financial reporting and the report of the independent registered public accounting firm, appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2005, are incorporated by reference herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The sections entitled “Election of Directors,” “Directors of the Company,” “Board of Directors and Committees,” “Executive Officers of the Company,” “General Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement set forth certain information with respect to the directors, the nominees for election as director and executive officers of the Company and are incorporated herein by reference.

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
(a)(1) Financial Statements
The following information appearing in the 2005 Annual Report to Stockholders is incorporated by reference in this Form 10-K Annual Report as Exhibit 13:
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Selected Financial Data
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosures About Market Risk
Financial Statements and Supplementary Data
Controls and Procedures
With the exception of the aforementioned information, the 2005 Annual Report to Stockholders is not deemed filed as part of this report. Schedules other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2005 Annual Report to Stockholders.
(a)(2) Financial Statement Schedules
For the years ended December 31, 2005, 2004 and 2003.
Schedule II — Valuation and Qualifying Accounts and Reserves                     Page 23
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

ARKANSAS BEST CORPORATION

Date: February 24, 2006	By:	/s/Judy R. McReynolds

Judy R. McReynolds
Senior Vice President — Chief Financial
Officer, Treasurer and Principal
Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Robert A. Young III	Chairman of the Board and Director	February 24, 2006

Robert A. Young III

/s/Robert A. Davidson	Director, President — Chief Executive Officer	February 24, 2006

Robert A. Davidson	and Principal Executive Officer

/s/Judy R. McReynolds	Senior Vice President — Chief Financial Officer,	February 24, 2006

Judy R. McReynolds	Treasurer and Principal Accounting Officer

/s/Frank Edelstein	Lead Independent Director	February 24, 2006

Frank Edelstein

/s/John H. Morris	Director	February 24, 2006

John H. Morris

/s/Alan J. Zakon	Director	February 24, 2006

Alan J. Zakon

/s/William M. Legg	Director	February 24, 2006

William M. Legg

/s/Fred A. Allardyce	Director	February 24, 2006

Fred A. Allardyce

/s/John W. Alden	Director	February 24, 2006

John W. Alden

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C	Column D		Column E		Column F
		Additions
	Balance at	Charged to	Charged to
	beginning	costs and	other accounts –		Deductions –		Balance at
Description	of period	expenses	describe		describe		end of period
			($thousands)
Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,425	$2,145	$1,013	(A)	$2,661	(B)	$4,922

Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,558	$1,411	$2,149	(A)	$2,693	(B)	$4,425

Year Ended December 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$2,942	$1,556	$1,474	(A)	$2,414	(B)	$3,558

Note A — Recoveries of amounts previously written off.
Note B — Uncollectible accounts written off.

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
The following exhibits are filed with this report or are incorporated by reference to previously filed material:

Exhibit
No.
3.1*	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2*	Amended and Restated Bylaws of the Company dated as of February 17, 2003 (previously filed as Exhibit 10.17 to the Company’s 2002 Form 10-K, filed with the Commission on February 27, 2003, Commission File No. 0-19969, and incorporated herein by reference).

10.1*#	Stock Option Plan (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2*#	The Company’s Supplemental Benefit Plan (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on December 22, 1999, Commission File No. 333-93381, and incorporated herein by reference).

10.3*#	Letter re: Proposal to adopt the Company’s 2002 Stock Option Plan (previously filed as Exhibit 10.16 to the Company’s 2001 Form 10-K, filed with the Commission on March 8, 2002, Commission File No. 0-19969, and incorporated herein by reference).

10.4*	$225 million Amended and Restated Credit Agreement dated as of September 26, 2003 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger, and Fleet National Bank and SunTrust Bank as Co-Syndication Agents, and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on September 30, 2003, Commission File No. 0-19969, and incorporated herein by reference).

10.5*	National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 2003 through March 31, 2008 (previously filed as Exhibit 10.0 to the Company’s Third Quarter 2004 Form 10-Q, filed with the Commission on November 3, 2004, Commission File No. 0-19969, and incorporated herein by reference).

10.6*	Indemnification Agreement by and between Arkansas Best Corporation and the Company’s Board of Directors (previously filed as Exhibit 10.21 to the Company’s 2004 Form 10-K, filed with the Commission on February 25, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.7*#	The Company’s Executive Officer Annual Incentive Compensation Plan; the 2005 Ownership Incentive Plan; the Form of Restricted Stock Award Agreement (Non-Employee Directors); and the Form of Restricted Stock Award Agreement (Employee) (previously filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Company’s Current Report on 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.8*	$225 million First Amendment to Amended and Restated Credit Agreement dated as of June 3, 2005 among Wells Fargo Bank, National Association as Agent and Lead Arranger and Fleet National Bank and SunTrust Bank as Co-Syndication Agents and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on June 3, 2005, Commission File No. 0-19969, and incorporated herein by reference).

13	2005 Annual Report to Stockholders.

21	List of Subsidiary Corporations.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

#	Designates a compensation plan for Directors or Executive Officers.