Form 10-Q
period 2006-03-31
ARKANSAS BEST CORP /DE/
filed 2006-05-09
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common Stock, $.01 par value	25,267,985 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2006	2005
	(Unaudited)	Note
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,823	$5,767
Short-term investment securities	121,363	121,239
Accounts receivable, less allowances (2006 – $4,506; 2005 – $4,922)	150,262	160,549
Other accounts receivable, less allowances (2006 – $1,557; 2005 – $1,536)	9,885	9,619
Prepaid expenses	15,088	13,999
Deferred income taxes	39,284	34,859
Prepaid income taxes	2,577	3,346
Other	6,573	7,821

TOTAL CURRENT ASSETS	352,855	357,199

PROPERTY, PLANT AND EQUIPMENT
Land and structures	228,362	228,329
Revenue equipment	450,279	431,249
Service, office and other equipment	120,785	124,609
Leasehold improvements	16,871	15,774

	816,297	799,961

Less allowances for depreciation and amortization	414,081	406,202

	402,216	393,759

PREPAID PENSION COSTS	22,964	25,855

OTHER ASSETS	65,674	80,331

GOODWILL, less accumulated amortization (2006 and 2005 – $32,037)	63,915	63,916

	$907,624	$921,060

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	March 31	December 31
	2006	2005
	(Unaudited)	Note
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$21,586	$19,472
Accounts payable	68,622	62,857
Income taxes payable	7,707	12,398
Accrued expenses	154,244	173,986
Current portion of long-term debt	281	317

TOTAL CURRENT LIABILITIES	252,440	269,030

LONG-TERM DEBT, less current portion	1,354	1,433

OTHER LIABILITIES	50,529	59,265

DEFERRED INCOME TAXES	41,338	37,251

FUTURE MINIMUM RENTAL COMMITMENTS, NET (2006 – $43,623; 2005 – $45,156)	—	—

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2006: 26,270,917 shares; 2005: 26,281,801 shares	263	263
Additional paid-in capital	243,610	242,953
Retained earnings	349,372	347,051
Treasury stock, at cost, 2006: 1,002,932 shares; 2005: 902,932 shares	(30,229)	(25,955)
Unearned compensation — restricted stock	—	(5,103)
Accumulated other comprehensive loss	(1,053)	(5,128)

TOTAL STOCKHOLDERS’ EQUITY	561,963	554,081

	$907,624	$921,060

Note:	The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$450,557	$417,278

OPERATING EXPENSES AND COSTS	442,201	399,853

OPERATING INCOME	8,356	17,425

OTHER INCOME (EXPENSE)
Short-term investment income	1,008	342
Interest expense and other related financing costs	(243)	(389)
Other, net	932	(54)

	1,697	(101)

INCOME BEFORE INCOME TAXES	10,053	17,324

FEDERAL AND STATE INCOME TAXES
Current	6,910	12,547
Deferred	(2,979)	(5,687)

	3,931	6,860

NET INCOME	$6,122	$10,464

Basic:
NET INCOME PER SHARE	$0.24	$0.41

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	25,240,479	25,317,178

Diluted:
NET INCOME PER SHARE	$0.24	$0.41

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,635,491	25,806,761

CASH DIVIDENDS PAID PER COMMON SHARE	$0.15	$0.12

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Unearned	Accumulated
			Additional				Compensation -	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at January 1, 2006	26,282	$263	$242,953	$347,051	903	$(25,955)	$(5,103)	$(5,128)	$554,081

Net income				6,122					6,122
Change in foreign currency translation, net of tax benefits of $19(a)								(29)	(29)
Change in minimum pension liability, net of tax of $2,649(b)								4,104	4,104

Comprehensive income(c)									10,197

Issuance of common stock under stock compensation plans	171	2	3,347						3,349
Tax effect of stock options exercised (including excess tax benefits of $559)			1,265						1,265
Reversal of unearned compensation upon adoption of FAS 123(R)	(182)	(2)	(5,101)				5,103		—
Stock compensation expense			1,146						1,146
Purchase of treasury stock					100	(4,274)			(4,274)
Dividends paid on common stock				(3,801)					(3,801)

Balances at March 31, 2006	26,271	$263	$243,610	$349,372	1,003	$(30,229)	$—	$(1,053)	$561,963

See notes to consolidated financial statements.

(a)	The accumulated loss from foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at both December 31, 2005 and March 31, 2006.

(b)	The minimum pension liability included in accumulated other comprehensive loss is $4.9 million, net of tax benefits of $3.1 million at December 31, 2005 and $0.8 million, net of tax benefits of $0.5 million at March 31, 2006.

(c)	Total comprehensive income for the three months ended March 31, 2005 was $10.4 million.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2006	2005
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$6,122	$10,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,197	14,576
Other amortization	53	73
Pension settlement accounting charge	8,438	—
Stock compensation expense	1,146	—
Provision for losses on accounts receivable	(35)	433
Provision for deferred income taxes	(2,979)	(5,687)
Fair value of interest rate swap	—	(873)
Gain on sales of assets and other	(193)	(116)
Excess tax benefits from stock-based compensation	(559)	—
Changes in operating assets and liabilities:
Receivables	5,358	1,855
Prepaid expenses	(1,089)	537
Other assets	17,773	908
Accounts payable (1), taxes payable, accrued expenses and other liabilities	(27,540)	(657)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,692	21,513

INVESTING ACTIVITIES
Purchases of property, plant and equipment (1)	(21,037)	(12,049)
Proceeds from asset sales	3,599	565
Purchases of short-term investment securities	(101,549)	(69,501)
Proceeds from sales of short-term investment securities	101,425	37,400
Capitalization of internally developed software and other	(906)	(1,150)

NET CASH USED BY INVESTING ACTIVITIES	(18,468)	(44,735)

FINANCING ACTIVITIES
Payments on long-term debt	(115)	(58)
Net increase (decrease) in bank overdraft	2,114	(5,085)
Dividends paid on common stock	(3,801)	(3,038)
Purchase of treasury stock	(4,274)	(1,500)
Excess tax benefits from stock-based compensation	559	—
Proceeds from the exercise of stock options	3,349	2,112

NET CASH USED BY FINANCING ACTIVITIES	(2,168)	(7,569)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,056	(30,791)
Cash and cash equivalents at beginning of period	5,767	32,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,823	$1,568

(1)	Does not include amounts related to $5.7 million in revenue equipment purchased but not yet paid for at March 31, 2006.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2006
NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier and intermodal transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”), Clipper Exxpress Company (“Clipper”) and FleetNet America, Inc. (“FleetNet”).
On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. Carrier members of MFCA, including ABF, ratified the agreement on the same date. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The IBT agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%, subject to wage rate cost-of-living adjustments. Approximately 77% of ABF’s employees are covered by the agreement.
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The difference between the effective tax rate for the three months ended March 31, 2006 and 2005 and the federal statutory rate resulted from state income taxes, nondeductible expenses and tax-exempt income.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in July of 2005, an additional $50.0 million was authorized for a total of $75.0 million. Through March 31, 2006, under these programs the Company has purchased 943,150 shares for $29.3 million. Repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.
The following table is a summary of dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto.

	2006		2005
	Per Share	$ Amount	Per Share	$ Amount
	($ thousands, except per share data)
First quarter dividend	$0.15	$3,801	$0.12	$3,038
Second quarter dividend	$0.15	$3,800	$0.12	$3,064

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Accounting Policies
Stock-Based Compensation: The Company’s stock-based compensation plans are described more fully in Note C to the Consolidated Financial Statements. Prior to January 1, 2006, the Company accounted for stock-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. No stock-based compensation expense from stock options granted was reflected in net income for 2005 as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying Common Stock on the date of grant. Compensation expense from restricted stock awards was reflected in net income during 2005, after the restricted stock grant in April 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 included compensation cost which has been amortized to expense over the options’ vesting period for stock options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. Compensation cost for the first quarter 2006 also included compensation costs for restricted awards. The Company has not granted stock options since January 2004. Under the modified-prospective transition method, results for prior periods are not required to be restated under FAS 123(R).
Restricted Stock Plan
The fair value of restricted stock awards is determined based upon the market price of the Company’s stock at the date of grant. The restricted stock awards vest at the end of a five-year period beginning on the date of the grant, subject to accelerated vesting due to death, disability, retirement and change-in-control provisions. For all awards granted prior to the adoption of FAS 123(R), the Company amortizes the fair value of the awards to compensation expense over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Any new awards granted subsequent to the adoption of FAS 123(R) will be amortized to compensation expense over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Dividends are paid on restricted stock during the vesting period. The Company issues new shares to employees or directors upon the grant of restricted stock. The compensation costs related to restricted stock awards recognized in the Company’s first quarter 2006 income statement totaled $0.5 million (pre-tax) and $0.3 million (after-tax), or $0.01 per diluted common share.
Stock Option Plan
For all stock options granted prior to the adoption of FAS 123(R), the Company amortizes the fair value of the awards to compensation expense over the five-year vesting period on a straight-line basis and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Any new stock option awards that may be granted subsequent to the adoption of FAS 123(R) would be amortized to compensation expense over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Dividends are not paid on stock options until they are exercised. The Company issues new shares to employees or directors upon the exercise of stock options.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The fair value of each option granted prior to the adoption of FAS 123(R) was estimated on the grant date using a Black-Scholes option pricing model that utilizes several assumptions. Expected volatilities were based upon the historical volatility of the Company’s stock, based upon the expected term of the option. The expected term of the options was derived from historical data of stock options exercised and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant. The Company’s assumptions for stock options granted in 2004 and 2003 were disclosed in the Company’s 2005 Form 10-K.
The compensation cost associated with the adoption of FAS 123(R) for the Company’s stock options, for the three months ended March 31, 2006, was $0.7 million (pre-tax) and $0.5 million (after-tax) or $0.02 for both basic and diluted earnings per share. The Company’s total first quarter 2006 compensation cost from stock options and restricted stock grants was $1.1 million (pre-tax), or $0.03 per diluted common share (after-tax). The total income tax benefit recognized in the income statement for stock-based compensation was $0.3 million for the three months ended March 31, 2006. The Company recorded no compensation cost for the first quarter of 2005. For the year ended December 31, 2005, restricted stock expense was $0.8 million (pre-tax), or $0.02 per diluted common share (after-tax).
Prior to the adoption of FAS 123(R), the Company presented all tax benefits of tax deductions, resulting from the exercise of stock options, as operating cash flows in the Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The $0.6 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow prior to the adoption of FAS 123(R).
The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if the Company had applied the fair value recognition provisions of FAS 123 to all stock-based employee compensation. The fair value for these options was estimated at the date of grant, using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

Three Months Ended
March 31
2005
($ thousands)
Net income — as reported	$10,464
Add back stock compensation expense from restricted stock awards, included in net income, net of tax	—
Less total stock compensation expense determined under fair value-based methods for all awards, net of tax benefits	(548)

Net income — pro forma	$9,916

Net income per share — as reported (basic)	$0.41

Net income per share — pro forma (basic)	$0.39

Net income per share — as reported (diluted)	$0.41

Net income per share — pro forma (diluted)	$0.39

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant, equipment and capitalized software, that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will review its depreciation policies and, if appropriate, estimate the undiscounted future cash flows, less the future cash outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. The Company considers a long-lived asset as abandoned when it ceases to be used. The Company records impairment losses resulting from such abandonment in operating income.
Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less costs to sell. Assets held for sale represent primarily ABF’s nonoperating properties and older revenue equipment that are no longer in service. Write-downs to fair value less costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the properties or assets within the next 12 months. Gains and losses on sales of property and equipment are reported in operating income.
Total assets held for sale at December 31, 2005 were $2.8 million and are included in other long-term assets. During the first quarter of 2006, additional assets of $3.6 million were identified and reclassified to assets held for sale. Revenue and other equipment carried at $3.8 million were sold for net gains of $0.2 million. Total assets held for sale at March 31, 2006 were $2.6 million and are included in other long-term assets.
At March 31, 2006, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.
Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims and cargo loss and damage claims. Above these limits, the Company has purchased insurance coverage, which management considers to be adequate. The Company records an estimate of its liability for self-insured workers’ compensation and third-party casualty claims, which includes the incurred claim amount plus an estimate of future claim development as applied to its incurred claims amounts. Management annually estimates the development of the claims based upon a third party’s calculation of development factors and analysis of historical trends. The Company’s liability also includes an estimate of incurred, but not reported, claims. The Company expects to recover, from insurance carriers and insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable in the Company’s balance sheets, net of allowances for potentially unrecoverable amounts. The Company records an estimate of its potential self-insured cargo loss and damage claims by estimating the amount of potential claims based on the Company’s historical trends and certain event-specific information. The Company’s claims liabilities have not been discounted.
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C — STOCK-BASED COMPENSATION
See Note B for discussions of stock-based compensation accounting policies and the effect of stock-based compensation on the income statements.
On March 31, 2006, the Company has two stock-based compensation plans, which are described below.
Restricted Stock Plan
On April 20, 2005, the stockholders of the Company approved the Company’s 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 1992 Stock Option Plan, 2002 Stock Option Plan and 2000 Non-Qualified Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares of incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, which may be paid in cash or stock or a combination thereof, as determined by the Company’s Compensation Committee of the Board of Directors (“Compensation Committee”). Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the Plan. On that same day, the Compensation Committee also approved the Form of Restricted Stock Award Agreement (Non-Employee Director) and the Form of Restricted Stock Award Agreement (Employee).
A summary of status of the Company’s restricted stock as of March 31, 2006 and changes during the three months then ended is presented below:

		Weighted-Average
		Grant Date
Restricted Stock	Shares	Fair Value

Nonvested — January 1, 2006	181,600	$32.62
Granted	—	—
Vested	(8,400)	32.65
Forfeited	(5,250)	32.65

Nonvested — March 31, 2006	167,950	$32.62

As of March 31, 2006, the Company had $4.4 million of total unrecognized compensation cost related to restricted stock granted. That cost is expected to be recognized over a weighted-average period of 4 years. The total fair value of restricted shares vested during the three months ended March 31, 2006 was $0.4 million.
See Note H — Subsequent Events for restricted stock granted in April 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Option Plan
Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan was a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of March 31, 2006, the Company had not elected to treat any exercised options as Employer SARs and no employee SARs had been granted. All options or SARs granted are exercisable starting on the first anniversary of the grant date, with 20.0% of the shares or rights covered thereby becoming exercisable at that time, with an additional 20.0% of the option shares or SARs becoming exercisable on each successive anniversary date, and full vesting occurring on the fifth anniversary date. The options or SARs were granted for a term of 10 years.
A summary of stock option activity as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Stock Options	Shares	Exercise Price	Term	($000) (1)

Outstanding — January 1, 2006	1,189,122	$23.51
Granted	—	—
Exercised	(162,316)	20.63
Forfeited	(9,256)	27.51

Outstanding — March 31, 2006	1,017,550	$23.93	5.6	$15,458

Vested or expected to vest at March 31, 2006	971,760	$23.93	5.6	$14,763

Exercisable — March 31, 2006	693,961	$22.27	4.8	$11,691

(1)	Intrinsic value = fair market value of the Company’s common stock on March 31, 2006, less the weighted-average exercise price of the stock options, multiplied by the stock options outstanding, vested or expected to vest, or exercisable, respectively, at March 31, 2006.
There were no stock options or SARs granted during 2006 or 2005. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $3.6 million and $2.7 million, respectively. Cash received from stock options exercised during the three months ended March 31, 2006 and 2005 was $3.3 million and $2.1 million, respectively. The tax benefits of stock options exercised during the three months ended March 31, 2006 and 2005 was $1.3 million and $0.6 million, respectively. As of March 31, 2006, there was $3.3 million of total unrecognized compensation cost related to stock options granted. That cost is expected to be recognized over a weighted-average period of 3 years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE D – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of Net Periodic Benefit Cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2006	2005	2006	2005	2006	2005
	($ thousands)
Service cost	$2,462	$2,329	$260	$192	$42	$42
Interest cost	2,607	2,421	426	488	253	201
Expected return on plan assets	(3,311)	(3,254)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(35)	(57)	34	34
Amortization of prior service cost (credit)	(230)	(230)	390	390	2	7
Pension settlement accounting charge	—	—	8,438	—	—	—
Recognized net actuarial loss and other	1,364	1,241	342	354	315	214

Net periodic benefit cost	$2,890	$2,505	$9,821	$1,367	$646	$498

The Company’s full-year 2006 nonunion defined benefit pension plan expense is estimated to be $11.6 million compared to $10.0 million for the year ended December 31, 2005. The Company does not have a required minimum contribution to its nonunion defined benefit pension plan, but could make tax-deductible contributions to its pension plan in 2006. Management of the Company has not yet determined the amount of contribution, if any, that will be made in 2006. The estimated maximum tax-deductible contribution is $15.2 million for 2006.
The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Distributions of benefits to retiring officers and previously retired officers who deferred payments until 2006 were made in the first quarter of 2006 and will be made in the third quarter of 2006. Under Financial Accounting Standards Board (“FASB”) Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is required to record a “pension accounting settlement” when cash payouts exceed annual service and interest costs of the related plan. For the first quarter of 2006, the Company settled obligations of $21.5 million and as a result, recorded a pre-tax charge of $8.4 million or $0.20 per diluted common share, net of taxes. For the third quarter of 2006, the Company anticipates settling obligations of $2.5 million to $3.0 million and recording another pre-tax charge of approximately $1.0 to $1.5 million, or between $0.02 and $0.04 per diluted common share, net of taxes. The estimated range is being provided because the charge in the third quarter of 2006 is dependent upon pension actuarial valuations performed as of the settlement date and the actual settlement amounts. The actuarial valuations utilize a discount rate determined at the settlement date. Effective December 16, 2005, the Company’s supplemental pension benefit plan was closed to new participants and new executive officers are participating in a 3-year performance-based plan.
Multiemployer Plans
Retirement and health-care benefits for ABF’s contractual employees are provided by a number of multi-employer plans, under the provisions of the Taft-Hartley Act. The trust funds are administered by trustees, who generally are appointed equally by the IBT and certain management carrier organizations. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based on the hours worked by its contractual employees, as specified in the National Master Freight Agreement and other

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
supporting supplemental agreements. No amounts are required to be paid beyond ABF’s monthly contractual obligations based on the hours worked by its employees, except as discussed below.
ABF has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. ABF’s contingent liability for a plan would be triggered if it were to withdraw from that plan. ABF has no current intention of withdrawing from any of the plans. ABF has gathered data from the majority of these plans and currently estimates its total contingent withdrawal liabilities for these plans to be approximately $500 million, on a pre-tax basis. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, is not current and is continually changing. If ABF did incur withdrawal liabilities, those amounts would generally be payable over a period of 10 to 15 years.
Aside from the withdrawal liabilities, ABF would only have an obligation to pay an amount beyond its contractual obligations if it received official notification of a funding deficiency. ABF has not received notification of a funding deficiency and has no expectation of receiving notification of a funding deficiency for any of the plans to which it contributes. The amount of any potential funding deficiency, if it were to materialize in the future, should be substantially less than the full withdrawal liability for each plan.
There are several factors that can provide a positive impact on the funding status of these plans. These factors include: reductions in member benefits, an increase in the contractual contributions by the participating employers or improved investment returns on plan assets. Any combination of these items has the potential for positively affecting the funding status. In addition, the Central States Southeast and Southwest Area Pension Fund (“Central States”), to which ABF makes approximately 50% of its contributions, recently received a ten-year extension from the IRS of the period over which it amortizes unfunded liabilities. For the foreseeable future, this extension should help the Central States fund avoid a funding deficiency. Multiemployer plan funding issues, including mandatory information disclosure, are currently being addressed in proposed pension plan legislation in a joint House-Senate Committee.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2006	2005
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share — Net income for common stockholders	$6,122	$10,464

Denominator:
Denominator for basic earnings per share — weighted-average shares	25,240,479	25,317,178
Effect of dilutive securities:
Restricted stock awards	48,190	—
Employee stock options	346,822	489,583

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,635,491	25,806,761

NET INCOME PER SHARE
Basic	$0.24	$0.41

Diluted	$0.24	$0.41

For the three months ended March 31, 2006 and 2005, the Company had no outstanding stock options granted that were antidilutive.
NOTE F — OPERATING SEGMENT DATA
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses, operating income and consolidated income before income taxes:

	Three Months Ended
	March 31
	2006	2005
	($ thousands)
OPERATING REVENUES
ABF	$413,650	$384,069
Clipper	25,691	23,464
Other revenues and eliminations	11,216	9,745

Total consolidated operating revenues	$450,557	$417,278

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$257,751	$244,620
Supplies and expenses	67,574	56,388
Operating taxes and licenses	11,366	10,562
Insurance	6,468	6,457
Communications and utilities	4,126	3,780
Depreciation and amortization	14,751	12,775
Rents and purchased transportation	34,390	31,485
Other	639	924
Pension settlement accounting charge	8,438	—
Gain on sale of property and equipment	(256)	(116)

	405,247	366,875

Clipper
Cost of services	22,934	21,318
Selling, administrative and general	2,251	2,169

	25,185	23,487

Other expenses and eliminations	11,769	9,491

Total consolidated operating expenses and costs	$442,201	$399,853

OPERATING INCOME (LOSS)
ABF	$8,403	$17,194
Clipper	506	(23)
Other income and eliminations	(553)	254

Total consolidated operating income	$8,356	$17,425

TOTAL CONSOLIDATED OTHER INCOME (EXPENSE)
Short-term investment income	$1,008	$342
Interest expense and other related financing costs	(243)	(389)
Other, net	932	(54)

	$1,697	$(101)

TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$10,053	$17,324

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE G — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
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
The Company’s subsidiaries store fuel for use in tractors and trucks in approximately 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak-detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $123,000 over the last 10 years primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
The Company had accrued approximately $1.5 million, at both March 31, 2006 and December 31, 2005 to provide for environmental-related liabilities. The Company’s environmental accrual is based on management’s best estimate of the liability. The Company’s estimate is founded on management’s experience in dealing with similar environmental matters and on actual testing performed at some sites. Management believes that the accrual is adequate to cover environmental liabilities based on the present environmental regulations. Accruals for environmental liability are included in the balance sheets as accrued expenses.
NOTE H — SUBSEQUENT EVENTS
Restricted Stock Grant: On April 17, 2006, the Company’s Board of Directors granted 192,500 shares of restricted stock under its 2005 Ownership Incentive Plan at a fair value of $39.09 per share on the date of the grant.
Sale of Clipper: Management of the Company has been exploring options regarding its Clipper subsidiary, including a potential sale. During May 2006, the Company reached an agreement in principle to sell Clipper for approximately $20 million to Bluenose Holdings Inc., a division of Wheels Group, of Mississauga, Ontario Canada. The agreement is subject to the negotiation of definitive terms and to the arrangement of financing.
The Company currently expects the closing of the transaction to occur in the third quarter of 2006, although there can be no assurances in this regard. The final purchase price is subject to adjustments based on the balance sheet as of the closing date.
Clipper’s results of operations will be reported as discontinued operations in the Company’s future consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The Company’s consolidated balance sheet as of March 31, 2006 included the following Clipper assets and liabilities:

March 31
2006
($ thousands)
Current assets	$10,590
Property, plant and equipment, net of accumulated depreciation	$12,293
Current liabilities	$10,173

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in full in the Company’s 2005 Form 10-K, and in part below.
The following policies are included in this Form 10-Q because they have been updated since the Company filed its 2005 Form 10-K.
Nonunion Pension Expense: The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits are generally based on years of service and employee compensation. The Company accounts for its nonunion pension plan in accordance with Statement of Financial Accounting Standards No. 87 (“FAS 87”), Employers’ Accounting for Pensions, and follows the revised disclosure requirements of Statement of Financial Accounting Standards No. 132 (“FAS 132”) and Statement No. 132(R) (“FAS 132(R)”), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The Company’s pension expense and related asset and liability balances are estimated based upon a number of assumptions. The assumptions with the greatest impact on the Company’s expense are the expected return on plan assets, the discount rate used to discount the plan’s obligations and the assumed compensation cost increase.
The following table provides the key assumptions the Company used for 2005 compared to those it anticipates using for 2006 pension expense:

	Year Ended December 31
	2006	2005

Discount rate	5.5%	5.5%
Expected return on plan assets	7.9%	8.3%
Rate of compensation increase	4.0%	4.0%
The assumptions used directly impact the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The Company’s discount rate is determined by projecting cash distributions from its nonunion pension plan and matching them with the appropriate corporate bond yields in a yield curve regression analysis. The Company establishes the expected rate of return on its pension plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. A decrease in expected returns on plan assets and actuarial losses increase the Company’s pension expense. A 1.0% decrease in the pension plan expected rate of return would increase annual pension expense (pre-tax) by approximately $1.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Stock-Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment, using the modified-prospective transition method, which requires that the fair value of unvested stock options be recognized in the Company’s income statement, over the remaining vesting period. See Notes B and C for full disclosures related to the Company’s stock-based compensation.
Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2006 and 2005, these limits are generally $1.0 million per claim for both workers’ compensation claims and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements total $70.4 million and $68.5 million at March 31, 2006 and December 31, 2005, respectively. The Company does not discount its claims liabilities. Under the Company’s accounting policy for claims, management annually estimates the development of the claims based upon a third party’s calculation of development factors and analysis of historical trends. Actual payments may differ from management’s estimates as a result of a number of factors, including increases in medical costs and the overall economic environment. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $129.2 million at March 31, 2006 and $127.0 million at December 31, 2005, respectively. During the three months ended March 31, 2006, cash provided from operations of $22.7 million, proceeds from asset sales of $3.6 million and proceeds from stock option exercises of $3.3 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $21.0 million, pay dividends on Common Stock of $3.8 million and purchase 100,000 shares of the Company’s Common Stock for $4.3 million.
During the three months ended March 31, 2005, cash provided from operations of $21.5 million was used to purchase revenue equipment and other property and equipment totaling $12.0 million, pay dividends on Common Stock of $3.0 million and purchase 37,650 shares of the Company’s Common Stock for $1.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following is a table providing the aggregate annual contractual obligations of the Company including debt, capital lease maturities, future minimum rental commitments and purchase obligations:

	Payments Due by Period
	($ thousands)
	3/31/06	Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$1,354	$160	$351	$396	$447
Capital lease obligations	281	121	160	—	—
Operating lease obligations (1)	43,623	11,827	16,099	9,552	6,145
Purchase obligations (2)	73,278	73,278	—	—	—
Voluntary savings plan distributions (3)	2,209	2,209	—	—	—
Postretirement health distributions (4)	605	605	—	—	—
Supplemental pension distributions (5)	5,697	5,697	—	—	—

Total	$127,047	$93,897	$16,610	$9,948	$6,592

(1)	The Company’s primary subsidiary, ABF, maintains ownership of most of its larger terminals or distribution centers. ABF leases certain terminal facilities, and Clipper leases its office facilities. At March 31, 2006, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $42.3 million for terminal facilities and Clipper’s general office facility and $1.3 million for other equipment.

(2)	Purchase obligations relating to revenue equipment and property are cancelable if certain conditions are met. These commitments were included in the Company’s net capital expenditure plan disclosed in the 2005 Form 10-K. The Company’s capital expenditure plan has not changed significantly since the Company filed its 2005 Form 10-K.

(3)	The Company maintains a Voluntary Savings Plan (“VSP”). The VSP is a nonqualified deferred compensation plans for certain executives of the Company and certain subsidiaries. Eligible employees are allowed to defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP by making an election before the compensation is payable. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants from the investments available in the plan. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Elective distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above.

(4)	The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life insurance, accident and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s projected future distributions for postretirement health benefit payments for 2006 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected discount rates, increases in premiums and medical costs and continuation of the plan for current participants.

(5)	The Company also has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company and ABF. During the three months ended March 31, 2006, distributions of benefits to previously retired officers, as a result of deferral elections, were $11.5 million and were paid from the Supplemental Benefit Plan Trust, which is considered to be part of the general assets of the Company. During the three months ended March 31, 2006, distributions to officers that retired in early 2006 were $10.0 million and were funded from the Company’s cash and short-term investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above. These distributions are determined based upon assumptions for final average pay and discount rates. The assumptions used are subject to change based upon actual officer compensation as well as projected discount rates and early or normal retirements of current participants.
The Company does not have a required minimum contribution to its nonunion defined benefit pension plan, but could make tax-deductible contributions to its pension plan in 2006. Management of the Company has not yet determined the amount of contribution, if any, that will be made in 2006. The estimated maximum tax-deductible contribution is $15.2 million for 2006. This amount has not been included in the table of contractual obligations because of the uncertainty as to whether a contribution will be made.
Beginning January 1, 2006, all new nonunion employees of the Company began participating in a new, more flexible defined contribution plan into which the Company will make discretionary contributions. Based upon currently available information, management of the Company anticipates making contributions in the range of $0.4 million to $0.6 million in early 2007, based upon 2006 plan participation. However, because the contributions are discretionary, contribution amounts could differ from this range.
The Company has three primary sources of available liquidity, which are its operating cash, short-term investments and the $174.1 million it has available under its revolving Credit Agreement at March 31, 2006. The Company has generated between approximately $74.3 million and $147.5 million of operating cash annually for the years 2003 through 2005. Management of the Company is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. The Company expects cash from operations, short-term investments and its available revolver to be sufficient for the foreseeable future to finance its annual debt maturities; lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion pension contributions; supplemental benefit and postretirement medical distributions; capital expenditures; and health, welfare and pension contributions under collective bargaining agreements.
The Company has a $225.0 million Credit Agreement dated as of June 3, 2005 with Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents. The Credit Agreement has a maturity date of May 15, 2010, provides for up to $225.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to receiving the commitments of the participating banks.
At March 31, 2006, there were no outstanding revolver advances and approximately $50.9 million of outstanding letters of credit. Letters of credit are used primarily to secure workers’ compensation obligations under the Company’s self-insurance program. At December 31, 2005, there were no outstanding revolver advances and approximately $51.1 million of outstanding letters of credit. The Credit Agreement contains various covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to meet certain quarterly financial ratio tests. As of March 31, 2006, the Company was in compliance with the covenants.
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
the $225.0 million Credit Agreement facility amount. The pricing grid is based on the Company’s senior debt rating agency ratings. A change in the Company’s senior debt ratings could potentially impact its Credit Agreement pricing. The Company is currently rated BBB+ with a positive outlook by Standard & Poor’s Rating Service (“S&P”) and Baa2 with a stable outlook by Moody’s Investors Service, Inc. (“Moody’s”). The Company has no downward rating triggers that would accelerate the maturity of its debt.
The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2006 or 2005.
Off-Balance-Sheet Arrangements
The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases of $43.6 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.
Operating Segment Data
The following table sets forth, for the periods indicated, a summary of the Company’s operating expenses by segment as a percentage of revenue for the applicable segment:

	Three Months Ended
	March 31
	2006	2005

OPERATING EXPENSES AND COSTS

ABF
Salaries, wages and benefits	62.3%	63.7%
Supplies and expenses	16.3	14.7
Operating taxes and licenses	2.7	2.8
Insurance	1.6	1.7
Communications and utilities	1.0	1.0
Depreciation and amortization	3.6	3.3
Rents and purchased transportation	8.3	8.2
Other	0.2	0.1
Pension settlement accounting charge	2.1	—
Gain on sale of property and equipment	(0.1)	—

	98.0%	95.5%

CLIPPER
Cost of services	89.3%	90.9%
Selling, administrative and general	8.7	9.2

	98.0%	100.1%

OPERATING INCOME
ABF	2.0%	4.5%
Clipper	2.0	(0.1)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Results of Operations
Executive Overview
Arkansas Best Corporation’s operations include two primary operating subsidiaries, ABF and Clipper. For the three months ended March 31, 2006, ABF represented 91.8% and Clipper represented 5.7% of total revenues. The Company’s results of operations are primarily driven by ABF. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which creates operating leverage at higher levels, the pricing environment, customer account mix and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2005 Form 10-K.
During the year ended December 31, 2005, ABF’s total tonnage per day increased 0.8%. Year-over-year tonnage comparisons for 2005 were difficult because of increased tonnage levels experienced by ABF in 2004. ABF’s full-year 2004 total tonnage per day increased 8.0% over 2003. During the three months ended March 31, 2006, ABF’s total tonnage per day increased by 4.4% as compared to the first quarter of 2005. First quarter tonnage comparisons between 2006 and 2005 were improved by the fact that the Easter holiday occurred in the first quarter of 2005 and occurred in the second quarter of 2006. When adjusted for the Easter effect, ABF’s total tonnage per day increased a little over 3.0%. Through the end of April, average daily total tonnage figures for ABF are about 3% above the same period last year. Adjusted for the Easter effect, April tonnage is approximately 5% over the same period last year. Consistent with a trend seen in the last few years, ABF experienced higher growth in shipments moving 800 miles or less. In the first quarter of 2006, ABF’s tonnage moving 800 miles or less was 38% of ABF’s total tonnage versus 36% for the first quarter of 2005.
ABF’s revenue increased during the first quarter of 2006 due to tonnage increases and revenue yield improvements, including fuel surcharges. The pricing environment is a key to ABF’s operating performance. The pricing environment determines ABF’s ability to obtain compensatory margins and price increases on customer accounts. The impact of changes in the pricing environment is typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, density and customer and geographic mix. For many years, consistent profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of larger changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered, together with measures of billed-revenue per hundredweight changes. During the first quarter of 2006, the pricing environment was stable. For the first quarter of 2006, total billed-revenue per hundredweight, including the fuel surcharge, increased 4.1% compared to the same period in 2006. For the first quarter of 2006, total billed-revenue per hundredweight, excluding the fuel surcharge, increased 1.1% compared to the same period in 2005. During the first quarter of 2006, ABF continued to experience significant and positive freight profile changes that dampened the nominal revenue per hundredweight, as further discussed in the ABF section. Both higher weight per shipment and shorter length of haul reduce the revenue per hundredweight without a commensurate impact on effective pricing or profitability. Management of the Company expects the pricing environment in 2006 to remain stable, although there can be no assurances in this regard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
For the first quarter of 2006, salaries, wages and benefit costs accounted for 62.3% of ABF’s revenue. Labor costs are impacted by ABF’s contractual obligations under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard hour (“DSY”) and total pounds per mile are measures ABF uses to assess this effectiveness. DSY is used to measure effectiveness in ABF’s local operations, although total weight per hour may also be a relevant measure when the average shipment size is changing. “Total pounds per mile” is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency and the degree to which rail service is used. ABF is generally very effective in managing its labor costs to business levels. During the first quarter of 2006, productivity statistics, as measured by total weight per labor hour, increased by 2.4%. These productivity improvements were primarily the result of the increase in ABF’s total weight per shipment. The larger shipments require more labor, but the weight per hour is greater. ABF’s tonnage growth in value-added specialty services requires more pickup, delivery and dock labor and the additional revenue generally results in improved profitability.
Retirement and health-care benefits for ABF’s contractual employees are provided by a number of multi-employer plans (see Note D regarding ABF’s contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes).
The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Although fuel costs have increased significantly during 2006 and 2005, higher revenues from diesel fuel surcharges more than offset these higher diesel fuel costs. ABF’s other costs have been, and may continue to be, impacted by fluctuating fuel prices. However, the total impact of higher energy prices on other, non-fuel-related expenses is difficult to ascertain. If diesel fuel prices decline, the amount by which higher revenues from fuel surcharges exceed diesel fuel costs will decline. Ultimately, the fuel surcharge is considered to be a part of the price for freight services and does affect the overall yield. Lower fuel surcharge levels may improve ABF’s ability to increase other elements of yield, since total price is governed by market forces. However, higher fuel surcharge levels may deteriorate ABF’s ability to increase other elements of yield. The fuel surcharge mechanism continues to have strong market acceptance among ABF customers and across the country.
In April 2006, ABF and the IBT union reached agreement on specific language outlining a second phase of ABF’s program to implement new line-haul operating models and added work-rule flexibility as a result of provisions in its labor contract. This followed the June 2005, initial implementation of this program in 13 Northeastern facilities. This new agreement provides for the addition of 52 facilities with more flexible work rules that will allow ABF to offer more second-day service lanes, overnight lanes and even same-day service in selective lanes. As a result of this new agreement, sixty-five of ABF’s total 287 facilities, approximately 23% of the total, will operate with additional new line-haul operating models and enhanced work-rule flexibility. The geographic coverage of these sixty-five facilities includes East Coast states from Maine to South Carolina, including West Virginia. The implementation of this second phase program will begin in May 2006 and will be gradual as operating models are developed and additional business in these short haul lanes is added. Further expansion of this program to other portions of the country will be deliberate, and ABF will continue to build on initial successes in additional locations over the next 18 to 24 months. Through the first quarter of 2006, ABF’s limited trial of new operating procedures in the initial 13 Northeastern facilities has been successful but these

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
additional next-day and same-day regional shipments have not yet had a material impact on ABF’s system results.
As previously mentioned, during the first quarter of 2006, ABF experienced higher growth in shipments moving 800 miles or less. During the first quarter of 2006, these shipments accounted for 38% of ABF’s total tonnage compared to 36% of ABF’s total tonnage in the first quarter of 2005. This trend illustrates the opportunities ABF has to further penetrate the faster-growing regional markets, although there can be no assurances in this regard.
In addition to helping attract short-haul business, the new line-haul operating models and other internal initiatives are helpful in attracting premium-priced, time-definite freight. Although ABF’s time-definite freight is growing rapidly, management of the Company believes it represents a smaller portion of ABF’s total revenues than other similarly situated LTL companies. Management of the Company is continuing to pursue increases in ABF’s percentage of time-definite freight.
The Company ended the first quarter of 2006 with no borrowings under its revolving Credit Agreement, $129.2 million in cash and short-term investments and $562.0 million in stockholders’ equity. Because of the Company’s financial position at March 31, 2006, the Company should continue to be in a position to pursue profitable growth opportunities.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Consolidated revenues for the first quarter of 2006 increased 8.0% due primarily to revenue growth at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.
Operating income decreased 52.0%, when the first quarter of 2006 is compared to the first quarter of 2005, due primarily to the pension settlement accounting charge and stock-based compensation charges as discussed below.
The decrease of 41.5% in diluted earnings per share for the first quarter of 2006 from the first quarter of 2005 reflects primarily the pension settlement accounting charge and stock-based compensation charges as discussed below.
Prior to January 1, 2006, the Company accounted for stock-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. No stock-based compensation expense from stock options granted was reflected in net income for 2005 as all options granted under the Company’s plans have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company has not granted any stock options since January of 2004. Beginning in 2005, the Company began granting restricted stock awards. Compensation expense from restricted stock awards was reflected in net income during 2005. However, the grant did not occur until April 2005, so there was no compensation expense in the first quarter of 2005.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 included compensation cost which has been amortized to expense over the options’ vesting period for stock options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. Compensation cost for the first quarter 2006 also included costs related to the April 2005 restricted stock awards. The compensation cost from the adoption of FAS 123(R) for stock options, for the three months ended March 31, 2006, was $0.7 million (pre-tax) and $0.5 million, (after-tax) or $0.02 for both basic and diluted earnings per share. The Company’s total first quarter 2006 expense from stock options and restricted stock grants was $1.1 million (pre-tax), or $0.03 per diluted common share (after-tax). For the full year of 2006, the Company estimates its compensation cost from stock options and restricted stock grants to be approximately $4.3 million (pre-tax), or $0.10 per diluted common share (after-tax). For the year ended December 31, 2005, restricted stock expense was $0.8 million (pre-tax), or $0.02 per diluted common share, net of taxes. As of March 31, 2006, the Company had $7.7 million of total unrecognized compensation cost related to stock options and restricted stock grants. This cost is expected to be recognized over a weighted-average period of 3.6 years. See Note H for restricted stock granted in April 2006.
The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Distributions of benefits to retiring officers and previously retired officers who deferred payments until 2006 were made in the first quarter of 2006 and will be made in the third quarter of 2006. Under Financial Accounting Standards Board (“FASB”) Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is required to record a “pension accounting settlement” when cash payouts exceed annual service and interest costs of the related plan. As a result, in the first quarter of 2006, the Company recorded a pre-tax charge of $8.4 million or $0.20 per diluted common share, net of taxes. For the third quarter of 2006, the Company anticipates recording another pre-tax charge of approximately $1.0 to $1.5 million, or between $0.02 and $0.04 per diluted common share, net of taxes. The estimated range is being provided because the charge in the third quarter of 2006 is dependent upon a pension actuarial valuation performed as of the settlement date and the actual settlement amount. The actuarial valuation utilizes a current discount rate determined at the settlement date. Although the Company anticipates having future benefit distributions that could require settlement accounting charges, such future charges should be much less significant to the Company’s financial results than the 2006 first quarter amount although there can be no assurances in this regard. Effective December 16, 2005, the Company’s supplemental pension benefit plan was closed to new participants, and new executive officers are participating in a 3-year performance-based plan.
ABF Freight System, Inc.
Effective May 23, 2005 and June 14, 2004, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.8% and 5.9%, respectively, although the amounts vary by lane and shipment characteristic. ABF’s increase in reported revenue per hundredweight for the three months ended March 31, 2006 as compared to the same period in 2005 has been impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, density and customer and geographic mix. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. The fuel surcharge averaged 11.6% of revenue for the first quarter of 2006, compared to 8.8% for the first quarter of 2005.
Revenue for the first quarter of 2006 was $413.7 million, compared to $384.1 million in the first quarter of 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following table provides a comparison of key operating statistics for ABF:

	Three Months ended March 31
	2006	2005	% Change

Workdays	64	64
Total billed revenue per hundredweight, including fuel surcharges	$23.83	$22.90	4.1%
Total billed revenue per hundredweight, excluding fuel surcharges	$21.11	$20.88	1.1%
Total pounds	1,758,711,169	1,685,292,699	4.4%
Total pounds per day	27,479,862	26,332,698	4.4%
Total shipments per DSY hour	0.502	0.512	(2.0)%
Total pounds per DSY hour	632.09	617.12	2.4%
Total pounds per shipment	1,260	1,218	3.4%
Total pounds per mile	19.73	19.34	2.0%
Average haul	1,171	1,193	(1.8)%
ABF’s revenue-per-day increase of 7.7% for first quarter 2006 over first quarter 2005 is due primarily to increases in revenue per hundredweight, including fuel surcharges. ABF’s yield and profitability were enhanced by improved rates, including fuel surcharges, by changes in freight profile and by an increased amount of time-definite freight. ABF’s first quarter 2006 total weight per shipment increased by 3.4% versus the same period last year. First quarter 2006 total length of haul declined by 1.8% compared to the first quarter of 2005. Both higher weight per shipment and shorter length of haul reduce the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For first quarter 2006, figures for billed revenue per hundredweight, excluding fuel surcharges, compared to first quarter 2005 reflect a stable pricing environment.
ABF generated operating income of $8.4 million for the first quarter of 2006 compared to $17.2 million during the same period in 2005. The decrease in operating income is due primarily to the pre-tax pension settlement accounting charge of $8.4 million, as discussed above.
ABF’s operating ratio increased to 98.0% for first quarter 2006 from 95.5% in the same period of 2005. The pre-tax pension settlement accounting charge of $8.4 million added 2.1 percentage points to ABF’s operating ratio for the first quarter of 2006. In addition, workers’ compensation costs increased $2.5 million, as discussed below, and added 0.6 percentage points to ABF’s operating ratio. Changes in certain other operating expense categories are as follows:
Salaries, wages and benefits expense decreased 1.4% as a percent of revenue when the first quarter of 2006 is compared to the same period in 2005, due primarily to the fact that a portion of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. The overall decreases in salaries, wages and benefits as a percent of revenue were offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement was effective April 1, 2003 and provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4%, subject to additional wage rate cost-of-living increases. An annual wage increase occurred on April 1, 2005 and was 1.9%. An annual health, welfare and pension cost increase occurred on August 1, 2005 and was 5.7%. Although ABF experienced

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
a decrease in its shipments per DSY hour for the first quarter of 2006, compared to the same period in 2005, pounds per shipment increased and pounds per DSY hour improved. In the first quarter of 2006, due to an update to its loss development factors, ABF’s workers’ compensation costs increased by $2.5 million. Since 1999, ABF has used ten years of its claims history to calculate the appropriate claims loss development factors. However, this year’s review and update of the factors by the Company’s actuarial firm indicated that ABF was experiencing claim development beyond ten years and that this development should be considered in the factors. As a result, the Company and its independent actuary concluded that thirteen years of claims history data was appropriate to use for calculating the claims loss development factors.
Supplies and expenses increased 1.6%, as a percent of revenue, when the first quarter of 2006 is compared to the same period in 2005. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to an average of $1.92 for the first quarter of 2006, compared to $1.49 in the first quarter of 2005.
Depreciation and amortization increased 0.3%, as a percent of revenue, when the first quarter of 2006 is compared to the same period in 2005, due primarily to higher depreciation on road tractors and trailers purchased in 2005. ABF has been replacing older fully depreciated trailers with new trailers.
On April 3, 2006, ABF announced a general rate increase with a nominal amount of 5.9%. This increase was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. ABF could continue to be impacted by fluctuating fuel prices in the future. ABF’s fuel surcharge is based on changes in diesel fuel prices compared to a national index. ABF’s total insurance costs are dependent on the insurance markets and claims experience. ABF’s results of operations have been impacted by the wage and benefit increases associated with the labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term. On April 1, 2006, ABF’s wages increased 2.6% under its labor agreement. This increase included a $0.10 per hour cost-of-living adjustment. On August 1, 2006, health, welfare and pension benefit costs under this agreement are expected to increase 5.4%.
Clipper
Clipper’s revenue for first quarter 2006 increased 9.5%, when compared to the first quarter 2005. Clipper’s revenues for the first quarter of 2006 consisted of 48% intermodal revenues, 35% temperature-controlled revenues and 17% brokerage revenues. Clipper’s temperature-controlled division experienced an increase of 20.1% in revenue for the first quarter of 2006, compared to the same period in 2005, due primarily to strong customer demand for produce and nonproduce products requiring temperature protection. Clipper’s intermodal and brokerage divisions experienced revenue increases of 6.0% and 3.0%, respectively, for the first quarter of 2006, as compared to the same period in 2005.
Clipper’s operating ratio improved to 98.0% for the first quarter of 2006, from 100.1% in the first quarter of 2005. These improvements are due primarily to improved revenue levels, including fuel surcharges, and a continued emphasis on improving account profitability. In addition, Clipper’s higher revenue levels result in better coverage of overhead costs.
Other Long-Term Assets
Other long-term assets decreased $14.7 million from December 31, 2005 to March 31, 2006, due primarily to distributions of benefits to previously retired officers from the Supplemental Benefit Plan Trust assets, which are considered to be part of the general assets of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Accrued Expenses
Accrued expenses decreased $19.7 million from December 31, 2005 to March 31, 2006, due to the payment of 2005 incentive amounts to officers and employees in January of 2006. In addition, $10.0 million in Supplemental Benefit Plan distributions were paid to officers that retired in early 2006.
Income Taxes
The difference between the effective tax rate for the three months ended March 31, 2006 and 2005 and the federal statutory rate resulted from state income taxes, tax-exempt income and nondeductible expenses.
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
Market Risks
Since December 31, 2005, there have been no significant changes in the Company’s market risks, as reported in the Company’s Form 10-K Annual Report.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS.
The Company’s risk factors are fully described in the Company’s 2005 Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     (a) Recent sales of unregistered securities.
          None.
     (b) Use of proceeds from registered securities.
          None.
     (c) Purchases of equity securities by the issuer and affiliated purchasers.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in July of 2005, an additional $50.0 million was authorized, for a total of $75.0 million. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.
The following table presents purchases made during the first quarter 2006:

		Average		Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	Per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	1st Quarter 2006	1st Quarter 2006	Announced Program	the Program

December 31, 2005	—	—	843,150	$49,999,630.18
January 31, 2006	—	—	843,150	$49,999,630.18
February 28, 2006	100,000	$42.74	943,150	$45,725,671.72
March 31, 2006	—	—	943,150	$45,725,671.72

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
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

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 9, 2006	/s/ Judy R. McReynolds Judy R. McReynolds
Senior Vice President — Chief Financial Officer,
Treasurer and Principal Accounting Officer