Form 10-Q
period 2006-06-30
ARKANSAS BEST CORP /DE/
filed 2006-08-04
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2006

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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006

Common Stock, $.01 par value	25,162,548 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2006	2005
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,576	$5,767
Short-term investment securities	143,063	121,239
Accounts receivable, less allowances (2006 – $4,404; 2005 – $4,643)	155,161	149,551
Other accounts receivable, less allowances (2006 – $1,267; 2005 – $1,536)	8,835	8,568
Prepaid expenses	11,403	13,830
Deferred income taxes	38,508	34,859
Prepaid income taxes	1,680	3,346
Other	6,404	7,821
Assets of discontinued operations	—	23,901

TOTAL CURRENT ASSETS	379,630	368,882

PROPERTY, PLANT AND EQUIPMENT
Land and structures	229,090	228,329
Revenue equipment	458,061	413,609
Service, office and other equipment	123,143	121,488
Leasehold improvements	17,030	15,686

	827,324	779,112
Less allowances for depreciation and amortization	410,905	397,036

	416,419	382,076

PREPAID PENSION COSTS	20,074	25,855

OTHER ASSETS	62,264	80,331

GOODWILL, less accumulated amortization (2006 and 2005 – $32,037)	63,936	63,916

	$942,323	$921,060

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	June 30	December 31
	2006	2005
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$22,739	$18,851
Accounts payable	68,356	54,137
Income taxes payable	10,291	12,239
Accrued expenses	164,899	173,293
Current portion of long-term debt	277	317
Liabilities of discontinued operations	—	10,193

TOTAL CURRENT LIABILITIES	266,562	269,030

LONG-TERM DEBT, less current portion	1,184	1,433

OTHER LIABILITIES	47,775	59,265

DEFERRED INCOME TAXES	40,324	37,251

FUTURE MINIMUM RENTAL COMMITMENTS, NET
(2006 — $39,888; 2005 — $43,654)	—	—

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2006: 26,365,480 shares; 2005: 26,281,801 shares	264	263
Additional paid-in capital	247,223	242,953
Retained earnings	377,786	347,051
Treasury stock, at cost, 2006: 1,202,932 shares; 2005: 902,932 shares	(38,513)	(25,955)
Unearned compensation — restricted stock	—	(5,103)
Accumulated other comprehensive loss	(282)	(5,128)

TOTAL STOCKHOLDERS’ EQUITY	586,478	554,081

	$942,323	$921,060

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$479,254	$427,929	$904,216	$821,743

OPERATING EXPENSES AND COSTS	432,799	390,460	849,910	766,827

OPERATING INCOME	46,455	37,469	54,306	54,916

OTHER INCOME (EXPENSE)
Short-term investment income	1,206	549	2,215	891
Interest expense and other related financing costs	(299)	(1,089)	(541)	(1,478)
Other, net	(1)	145	950	104

	906	(395)	2,624	(483)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	47,361	37,074	56,930	54,433

FEDERAL AND STATE INCOME TAXES
Current	19,120	19,148	25,842	32,019
Deferred	(721)	(4,661)	(3,700)	(10,662)

	18,399	14,487	22,142	21,357

INCOME FROM CONTINUING OPERATIONS	28,962	22,587	34,788	33,076

DISCONTINUED OPERATIONS, NET OF TAX
Income from operations	234	820	530	795
Gain from disposal	3,063	—	3,063	—

	3,297	820	3,593	795

NET INCOME	$32,259	$23,407	$38,381	$33,871

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.15	$0.90	$1.38	$1.31
Income from discontinued operations	0.13	0.03	0.14	0.03

Net Income	$1.28	$0.93	$1.52	$1.34

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	25,224,486	25,296,462	25,232,438	25,364,969

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.13	$0.88	$1.36	$1.28
Income from discontinued operations	0.13	0.03	0.14	0.03

Net Income	$1.26	$0.91	$1.50	$1.31

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,599,728	25,613,400	25,622,238	25,773,623

CASH DIVIDENDS PAID PER COMMON SHARE	$0.15	$0.12	$0.30	$0.24

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Unearned	Accumulated
			Additional				Compensation -	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2006	26,282	$263	$242,953	$347,051	903	$(25,955)	$(5,103)	$(5,128)	$554,081

Net income				38,381					38,381
Change in foreign currency translation, net of tax benefits of $6(a)								(9)	(9)
Change in minimum pension liability, net of tax of $3,134(b)								4,855	4,855

Comprehensive income(c)									43,227

Issuance of common stock under share-based compensation plans	265	3	5,262						5,265
Tax effect of stock options exercised (including excess tax benefits of $1,086) and other			2,030						2,030
Reversal of unearned compensation upon adoption of FAS 123(R)	(182)	(2)	(5,101)				5,103		—
Share-based compensation expense			2,079						2,079
Purchases of treasury stock					300	(12,558)			(12,558)
Common stock dividends				(7,646)					(7,646)

Balances at June 30, 2006	26,365	$264	$247,223	$377,786	1,203	$(38,513)	$—	$(282)	$586,478

See notes to consolidated financial statements.
(a)	The accumulated loss from foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at both December 31, 2005 and June 30, 2006.
(b)	The minimum pension liability included in accumulated other comprehensive loss, which totaled $4.9 million, net of tax benefits of $3.1 million at December 31, 2005, was reduced to zero as of June 30, 2006.
(c)	Total comprehensive income for the three months ended June 30, 2006 was $33.0 million. Total comprehensive income for the three and six months ended June 30, 2005 was $23.4 million and $33.9 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2006	2005
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$38,381	$33,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,805	29,318
Other amortization	106	139
Settlement accounting expense	9,083	—
Share-based compensation expense	2,079	230
Provision for losses on accounts receivable	54	1,067
Deferred income tax credit	(3,700)	(10,054)
Fair value of interest rate swap	—	(873)
Gain on disposal of discontinued operations, net of taxes	(3,063)	—
Gain on sales of assets and other	(1,415)	(661)
Excess tax benefits from share-based compensation	(1,086)	—
Changes in operating assets and liabilities:
Receivables	(9,432)	(5,691)
Prepaid expenses	2,390	4,373
Other assets	21,250	(2,928)
Accounts payable, taxes payable, accrued expenses and other liabilities	(13,004)	14,492

NET CASH PROVIDED BY OPERATING ACTIVITIES	74,448	63,283

INVESTING ACTIVITIES
Purchases of property, plant and equipment(1)	(60,214)	(35,600)
Proceeds from asset sales	7,956	5,026
Proceeds from disposal of discontinued operations	21,450	—
Purchases of short-term investment securities	(216,829)	(145,924)
Proceeds from sales of short-term investment securities	195,005	112,855
Capitalization of internally developed software and other	(2,119)	(2,196)

NET CASH USED BY INVESTING ACTIVITIES	(54,751)	(65,839)

FINANCING ACTIVITIES
Payments on long-term debt	(289)	(267)
Net change in bank overdraft	3,266	(2,061)
Payment of common stock dividends	(7,646)	(6,102)
Purchases of treasury stock	(12,558)	(5,548)
Excess tax benefits from share-based compensation	1,086	—
Proceeds from the exercise of stock options and other	5,253	1,808

NET CASH USED BY FINANCING ACTIVITIES	(10,888)	(12,170)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,809	(14,726)
Cash and cash equivalents at beginning of period	5,767	32,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,576	$17,633

See notes to consolidated financial statements.
(1)	Does not include amounts related to $10.7 million in revenue and other equipment which were purchased but not yet paid for at June 30, 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2006
NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”) and FleetNet America, Inc. (“FleetNet”). See Note H regarding the sale of Clipper Exxpress Company (“Clipper”).
On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. Carrier members of MFCA, including ABF, ratified the agreement on the same date. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The IBT agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% — 3.4%, subject to wage rate cost-of-living adjustments. Approximately 78% of ABF’s employees are covered by the agreement.
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2005 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (including those of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.
The Company’s effective tax rate was higher than the federal statutory rate for all periods presented primarily due to state income taxes and nondeductible expenses, partially offset by tax-exempt income.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in July of 2005, an additional $50.0 million was authorized for a total of $75.0 million. Through June 30, 2006, the Company has purchased 1,143,150 shares under these programs for an aggregate cost of $37.6 million. Repurchases may be made using the Company’s cash reserves or other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following table is a summary of common stock dividends declared and/or paid during the applicable quarter being reported upon or subsequent thereto.

	2006		2005
	Per Share	$ Amount	Per Share	$ Amount
	($ thousands, except per share data)
First quarter dividend	$0.15	$3,801	$0.12	$3,038
Second quarter dividend	$0.15	$3,845	$0.12	$3,064
Third quarter dividend	$0.15	$3,827	$0.15	$3,813
Accounting Policies
Share-Based Compensation: The Company’s share-based compensation plans are described more fully in Note C to the consolidated financial statements. Prior to January 1, 2006, the Company accounted for share-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (“FIN 44”). Under this method, no share-based compensation expense associated with the Company’s stock options was recognized in net income during 2005 as all options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. However, compensation expense related to restricted stock awards was recognized in net income for periods subsequent to the restricted stock grant in April 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the modified-prospective transition method and, accordingly, prior periods have not been restated. Under this transition method, compensation expense recognized during the first six months of 2006 reflects the cost of stock options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). As detailed in the table below, the compensation cost resulting from the adoption of FAS 123(R) for the three and six months ended June 30, 2006 was $0.4 million and $1.1 million (pre-tax), or $0.01 and $0.03 per share (after-tax), respectively. Furthermore, the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006 of $5.1 million was reclassified to additional paid-in capital in accordance with FAS 123(R). Prior to the adoption of FAS 123(R), the Company presented the tax benefits of tax deductions resulting from the exercise of stock options as cash flows from operating activities. In accordance with FAS 123(R), the Company has classified the tax benefits in excess of the compensation cost recognized for those options (“excess tax benefits”) as financing cash flows.
Restricted Stock
The fair value of restricted stock awards is determined based upon the closing market price of the Company’s Common Stock on the date of grant. The restricted stock awards generally vest at the end of a five-year period following the date of grant, subject to accelerated vesting due to death, disability, retirement and change-in-control provisions. For all restricted stock awards granted prior to the adoption of FAS 123(R), the Company amortizes the fair value of the awards to compensation expense over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Awards granted subsequent to the adoption of FAS 123(R) are amortized to compensation expense over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company issues new shares upon the granting of restricted stock, and dividends are paid on those restricted shares during the vesting period.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
For stock options granted prior to the adoption of FAS 123(R), the Company amortizes the fair value of the awards to compensation expense on a straight-line basis over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Although the Company has not granted stock options since January 2004, stock options that may be granted in future periods would be amortized to compensation expense over the vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. The Company issues new shares upon the exercise of stock options.
The grant date fair value of stock options awarded prior to the adoption of FAS 123(R) was estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities were estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The expected term of the option was derived from historical data and represents the period of time that options are estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant. The assumptions and resulting fair values of stock options granted in 2004 and 2003 were disclosed in the Company’s 2005 Annual Report on Form 10-K.
The following table summarizes the Company’s share-based compensation expense which has been recognized in the accompanying consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	($ thousands, except per share data)
Share-based compensation expense (pre-tax):
Restricted stock	$555	$230	$1,012	$230
Stock options	378	—	1,067	—

	$933	$230	$2,079	$230

Share-based compensation expense (net of related tax effect):
Restricted stock	$337	$140	$615	$140
Stock options	230	—	648	—

	$567	$140	$1,263	$140

Share-based compensation expense per diluted share:
Restricted stock	$0.01	$0.01	$0.02	$0.01
Stock options	0.01	—	0.03	—

	$0.02	$0.01	$0.05	$0.01

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Had the Company elected to apply the fair value recognition provisions of FAS 123, the Company’s net income and earnings per share for the three and six months ended June 30, 2005 would have approximated the pro forma amounts indicated below.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	($ thousands, except per share data)
Net income — as reported	$23,407	$33,871

Add back share-based compensation expense from restricted stock awards, included in reported net income, net of related tax effect	140	140

Less total share-based compensation expense determined under fair value-based methods for all awards, net of related tax effect	(684)	(1,232)

Net income — pro forma	$22,863	$32,779

Earnings per share:
As reported (basic)	$0.93	$1.34

As reported (diluted)	$0.91	$1.31

Pro forma (basic)	$0.90	$1.29

Pro forma (diluted)	$0.90	$1.28

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant, equipment and capitalized software, that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will review its depreciation policies and, if appropriate, estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss.
Assets to be disposed of are reclassified as assets held for sale at an amount representing the lower of their carrying amount or fair value less costs to sell. Assets held for sale represent primarily ABF’s nonoperating properties and older revenue equipment that are no longer in service. Write-downs to fair value less costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the properties or assets within the next 12 months. Gains and losses on sales of property and equipment are reported in operating income.
Assets held for sale as of December 31, 2005 totaled $2.8 million and are included in other long-term assets in the accompanying consolidated balance sheet. During the six months ended June 30, 2006, additional assets of $5.6 million were identified and reclassified to assets held for sale, and revenue and other equipment carried at $7.4 million were sold for net gains totaling $1.4 million. As a result, assets held for sale as of June 30, 2006 totaled $1.0 million. At June 30, 2006, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company records a liability for self-insured workers’ compensation and third-party casualty claims based on the incurred claim amount plus an estimate of future claim development and a reserve for claims incurred but not reported. Management annually estimates the development of the claims based upon a third party’s calculation of development factors and analysis of historical trends. The Company expects to recover, from insurance carriers and insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable in the accompanying consolidated balance sheets, net of allowances for potentially unrecoverable amounts. The Company records an estimate of its potential self-insured cargo loss and damage claims by estimating the amount of potential claims based on the Company’s historical trends and certain event-specific information. The Company’s claims liabilities have not been discounted.
Recent Accounting Pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. Adoption of this interpretation, which is effective for the Company beginning January 1, 2007, is not expected to have a material effect on the Company’s consolidated financial statements.
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C — SHARE-BASED COMPENSATION
See Note B for discussions of share-based compensation accounting policies and the effect of share-based compensation on the consolidated financial statements.
In April 2005, the stockholders of the Company approved the 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 1992 Stock Option Plan, 2002 Stock Option Plan and 2000 Non-Qualified Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the Plan.
Restricted Stock
A summary of the Company’s restricted stock program is presented below:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested — January 1, 2006	181,600	$32.62
Granted	192,500	39.15
Vested	(9,700)	32.65
Forfeited	(14,850)	32.65

Nonvested — June 30, 2006	349,550	$36.22

During the second quarter of 2006, the Company granted 192,500 shares of restricted stock at a weighted-average fair value of $39.15 per share. During the second quarter of 2005, the Company granted 182,250 shares of restricted stock at a weighted-average fair value of $32.62 per share. The fair value of restricted shares that vested during the three and six months ended June 30, 2006 totaled $54,000 and $0.4 million, respectively. There were no restricted stock shares that vested during the three and six months ended June 30, 2005. Unrecognized compensation cost related to restricted stock awards outstanding as of June 30, 2006 totaled $10.6 million, which is expected to be recognized over a weighted-average period of 4.5 years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan was a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of stock appreciation rights (“SARs”), which are payable in shares or cash. Employer SARs allow the Company to decide, when an option is exercised, whether or not to treat the exercise as a SAR. Employee SARs allow the optionee to decide, when exercising an option, whether or not to treat it as a SAR. As of June 30, 2006, the Company had not elected to treat any exercised options as Employer SARs, and no Employee SARs had been granted. Stock options and SARs generally vest in equal amounts over a five-year period and expire ten years from the date of grant.
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	Under Option	Exercise Price	Term	($000)(1)

Outstanding — January 1, 2006	1,189,122	$23.51
Granted	—	—
Exercised	(255,869)	20.58
Forfeited	(32,287)	27.44

Outstanding — June 30, 2006	900,966	$24.20	5.4	$23,436

Vested or expected to vest at June 30, 2006	860,423	$24.20	5.4	$22,382

Exercisable — June 30, 2006	601,908	$22.56	4.6	$16,646

(1) Intrinsic value represents the fair market value of the Company’s Common Stock on June 30, 2006, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.
There were no stock options or SARs granted during 2006 or 2005. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $2.2 million and $5.8 million, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was $0.2 million and $2.9 million, respectively. Cash proceeds from stock options exercised during the six months ended June 30, 2006 and 2005 were $5.3 million and $2.3 million, respectively. The tax benefits of stock options exercised during the six months ended June 30, 2006 and 2005 were $2.0 million and $0.8 million, respectively. Unrecognized compensation cost related to stock option awards outstanding as of June 30, 2006 totaled $2.5 million, which is expected to be recognized over a weighted-average period of three years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE D — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2006	2005	2006	2005	2006	2005
	($ thousands)
Service cost	$2,462	$2,329	$240	$192	$42	$42
Interest cost	2,607	2,421	410	321	253	201
Expected return on plan assets	(3,311)	(3,254)	—	—	—	—
Transition (asset) obligation recognition	(2)	(2)	(33)	(64)	34	34
Amortization of prior service cost (credit)	(230)	(230)	390	390	2	7
Pension accounting settlement	—	—	645	—	—	—
Recognized net actuarial loss and other	1,364	1,241	302	341	315	214

Net periodic benefit cost	$2,890	$2,505	$1,954	$1,180	$646	$498

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2006	2005	2006	2005	2006	2005
	($ thousands)
Service cost	$4,924	$4,658	$500	$384	$84	$84
Interest cost	5,214	4,842	836	641	506	402
Expected return on plan assets	(6,622)	(6,509)	—	—	—	—
Transition (asset) obligation recognition	(4)	(4)	(68)	(128)	68	67
Amortization of prior service cost (credit)	(460)	(461)	780	780	4	15
Pension accounting settlement	—	—	9,083	—	—	—
Recognized net actuarial loss and other	2,728	2,484	644	683	630	428

Net periodic benefit cost	$5,780	$5,010	$11,775	$2,360	$1,292	$996

The Company’s full-year 2006 nonunion defined benefit pension plan expense is estimated to be $11.6 million compared to $10.0 million for the year ended December 31, 2005. The Company does not have a required minimum contribution to its nonunion defined benefit pension plan, but could make tax-deductible contributions to its pension plan in 2006. Management of the Company has not yet determined the amount of contribution, if any, that will be made in 2006. The maximum tax-deductible contribution is $15.2 million for 2006.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Under FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is required to record a pension accounting settlement (“settlement”) when cash payouts exceed annual service and interest costs of the related plan. For the six months ended June 30, 2006, the Company settled obligations of $23.4 million and as a result, recorded settlement expenses of $9.1 million on a pre-tax basis, or $0.22 per diluted common share, net of taxes. During the second quarter of 2006, the Company settled obligations of $1.9 million and recorded settlement expenses of $0.6 million on a pre-tax basis, or $0.02 per diluted common share, net of taxes. During the second half of 2006, the Company anticipates settling obligations of $2.5 million to $3.0 million and recording additional settlement expenses of approximately $1.0 to $1.5 million on a pre-tax basis, or between $0.02 and $0.04 per diluted common share, net of taxes. The estimated

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
range is being provided because the final settlement amount is dependent upon the pension actuarial valuation, which is based on the discount rate determined at the settlement date. Effective December 16, 2005, the Company’s supplemental benefit pension plan was closed to new participants and new executive officers are participating in a three-year, performance-based plan.
Multiemployer Plans
Retirement and health-care benefits for ABF’s contractual employees are provided by a number of multi-employer plans, under the provisions of the Taft-Hartley Act. The trust funds are administered by trustees, an equal number of whom generally are appointed by the IBT and by certain management organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based on the hours worked by its contractual employees, as specified in the National Master Freight Agreement and other supporting supplemental agreements. No amounts are required to be paid beyond ABF’s monthly contractual obligations based on the hours worked by its employees, except as discussed below.
ABF has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. ABF’s contingent liability for a plan would be triggered if it were to withdraw from that plan. ABF has no current intention of withdrawing from any of the plans. ABF has gathered data from the majority of these plans and currently estimates its contingent withdrawal liabilities for these plans to be approximately $500 million, on a pre-tax basis. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, is not current and is continually changing. If ABF did incur withdrawal liabilities, those amounts would generally be payable over a period of 10 to 15 years.
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
The Central States Southeast and Southwest Area Pension Fund (“Central States”), to which ABF makes approximately 50% of its contributions, recently received a ten-year extension from the IRS of the period over which it amortizes unfunded liabilities. For the foreseeable future, this extension should help the Central States fund avoid a funding deficiency. In addition, the Teamsters National Freight Industry Negotiating Committees for Central States reached an agreement on July 12, 2006 to reallocate a previously negotiated, $.60 per hour rate increase for health and welfare to the Central States Pension Fund. This reallocation will have a positive affect on the funded status of the Central States Pension Fund.
Multiemployer plan funding issues, including mandatory information disclosure, are currently being addressed in proposed pension plan legislation in a joint House-Senate Committee.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share:
Income from continuing operations	$28,962	$22,587	$34,788	$33,076
Discontinued operations, net of tax	3,297	820	3,593	795

Net income	$32,259	$23,407	$38,381	$33,871

Denominator:
Denominator for basic earnings per share – weighted-average shares	25,224,486	25,296,462	25,232,438	25,364,969
Effect of dilutive securities:
Restricted stock awards	55,913	2,689	55,595	1,352
Employee stock options	319,329	314,249	334,205	407,302

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	25,599,728	25,613,400	25,622,238	25,773,623

INCOME PER SHARE
Basic:
Income from continuing operations	$1.15	$0.90	$1.38	$1.31
Discontinued operations	0.13	0.03	0.14	0.03

Net income	$1.28	$0.93	$1.52	$1.34

Diluted:
Income from continuing operations	$1.13	$0.88	$1.36	$1.28
Discontinued operations	0.13	0.03	0.14	0.03

Net income	$1.26	$0.91	$1.50	$1.31

For the six months ended June 30, 2006 and 2005, no outstanding stock options were antidilutive.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE F — OPERATING SEGMENT DATA
The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operating segments. ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated financial statements, were previously reported as a separate segment prior to its sale in June 2006 as disclosed in Note H.
The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segment is before intercompany eliminations of revenues and expenses. Intercompany revenues and expenses are not significant.
Further classifications of operations or revenues by geographic location beyond the descriptions provided above are impractical and are, therefore, not provided. The Company’s foreign operations are not significant.
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statement information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	($ thousands)
OPERATING REVENUES
ABF	$466,884	$417,539	$880,534	$801,608
Other revenues and eliminations	12,370	10,390	23,682	20,135

	$479,254	$427,929	$904,216	$821,743

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$267,626	$250,435	$525,377	$495,056
Supplies and expenses	74,425	61,306	141,999	117,693
Operating taxes and licenses	11,848	10,873	23,213	21,435
Insurance	7,605	6,411	14,074	12,869
Communications and utilities	3,737	3,372	7,864	7,152
Depreciation and amortization	15,282	13,050	30,033	25,825
Rents and purchased transportation	39,824	33,396	74,214	64,881
Other	685	1,133	1,323	2,055
Settlement accounting expense	645	—	9,083	—
Gain on sale of property and equipment	(1,231)	(546)	(1,487)	(661)

Total ABF operating expenses and costs	420,446	379,430	825,693	746,305

Other expenses and eliminations	12,353	11,030	24,217	20,522

	$432,799	$390,460	$849,910	$766,827

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	($ thousands)
OPERATING INCOME (LOSS)
ABF	$46,438	$38,109	$54,841	$55,303
Other income and eliminations	17	(640)	(535)	(387)

	$46,455	$37,469	$54,306	$54,916

OTHER INCOME (EXPENSE)
Short-term investment income	$1,206	$549	$2,215	$891
Interest expense and other related financing costs	(299)	(1,089)	(541)	(1,478)
Other, net	(1)	145	950	104

	$906	$(395)	$2,624	$(483)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$47,361	$37,074	$56,930	$54,433

NOTE G — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal and environmental exposures. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate for expected liabilities arising from the Company’s portion of losses, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these legal actions are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
The Company’s subsidiaries store fuel for use in tractors and trucks in 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with these regulations. The Company’s underground storage tanks are required to have leak-detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $116,000 over the last 10 years primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At both June 30, 2006 and December 31, 2005, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.5 million, which is included in accrued expenses in the accompanying consolidated balance sheet. This amount reflects management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
regulations. The Company’s estimate is founded on management’s experience with similar environmental matters and on testing performed at certain sites, by the Company or third-parties.
NOTE H — SALE OF CLIPPER AND DISCONTINUED OPERATIONS
On June 15, 2006, the Company completed the sale of Clipper, its former intermodal transportation subsidiary, for cash proceeds totaling $21.5 million, resulting in a pre-tax gain of $4.9 million or $3.1 million, after tax, and $0.12 per share, which is subject to adjustments based on the final closing balance sheet. Pursuant to the sale agreement, the Company has agreed to indemnify the purchaser upon the occurrence of certain events. The accompanying consolidated financial statements have been reclassified for all prior periods presented to reflect Clipper as a discontinued operation. Summarized financial information for Clipper is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	($ thousands, except per share data)
Revenue from discontinued operations	$22,561	$28,796	$48,252	$52,260

Income from discontinued operations, net of tax	$234	$820	$530	$795

Gain from disposal of discontinued operations, net of tax	$3,063	$—	$3,063	$—

Discontinued Operations Per Diluted Share:
Income from discontinued operations	$0.01	$0.03	$0.02	$0.03
Gain from disposal of discontinued operations	0.12	—	0.12	—

	$0.13	$0.03	$0.14	$0.03

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2005 Annual Report on Form 10-K, and in part below. The following policies have been updated since the Company filed its 2005 Annual Report on Form 10-K.
Nonunion Pension Expense: The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits are generally based on years of service and employee compensation. The Company accounts for its nonunion pension plan in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, and follows the revised disclosure requirements of Statement of Financial Accounting Standards No. 132 and Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The Company’s pension expense and related asset and liability balances are estimated based upon a number of assumptions. The assumptions with the greatest impact on the Company’s expense are the expected return on plan assets, the discount rate used to discount the plan’s obligations and the assumed compensation cost increase.
The following table provides the key assumptions the Company used for 2005 compared to those utilized in determining the estimated pension expense for 2006:

	Year Ended December 31
	2006	2005

Discount rate	5.5%	5.5%
Expected return on plan assets	7.9%	8.3%
Rate of compensation increase	4.0%	4.0%
The assumptions used directly impact the pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The Company’s discount rate is determined by matching projected cash distributions with the appropriate corporate bond yields in a yield curve regression analysis. The Company establishes the expected rate of return on its pension plan assets by considering historical returns and its investment advisor’s range of expected returns for the plan’s current investment mix. A decrease in expected returns on plan assets and actuarial losses increase the Company’s pension expense. A 1.0% decrease in the expected rate of return would increase annual pension expense by approximately $1.7 million on a pre-tax basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Share-Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the modified-prospective transition method, which requires that the fair value of unvested stock options be recognized in the Company’s income statement, over the remaining vesting period. See Notes B and C to the Company’s consolidated financial statements for disclosures related to the Company’s share-based compensation.
Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2006 and 2005, these limits are generally $1.0 million per claim for each workers’ compensation or third-party casualty claim. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements total $72.8 million and $65.2 million as of June 30, 2006 and December 31, 2005, respectively. The Company does not discount its claims liabilities. Under the Company’s accounting policy for claims, management annually estimates the development of the claims based upon a third party’s calculation of development factors and analysis of historical trends. Actual payments may differ from management’s estimates as a result of a number of factors, including increases in medical costs and the overall economic environment. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.
Liquidity and Capital Resources
Cash and cash equivalents and short-term investments totaled $157.6 million at June 30, 2006 and $127.0 million at December 31, 2005, respectively. During the six months ended June 30, 2006, cash provided from operations of $74.4 million, proceeds from the sale of Clipper of $21.5 million, proceeds from asset sales of $8.0 million and proceeds from stock option exercises of $5.3 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $60.2 million, purchase 300,000 shares of the Company’s Common Stock for $12.6 million and pay dividends on Common Stock of $7.6 million.
During the six months ended June 30, 2005, cash provided from operations of $63.3 million and proceeds from asset sales of $5.0 million were used to purchase revenue equipment and other property and equipment totaling $35.6 million, pay dividends on Common Stock of $6.1 million and purchase 162,650 shares of the Company’s Common Stock for $5.5 million.
Cash flows associated with the discontinued operations of Clipper have been combined with cash flows from continuing operations in the accompanying consolidated cash flow statements. Management does not expect the absence of cash flows associated with the Clipper discontinued operations to have a material impact upon future liquidity or capital resources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following table provides the aggregate annual contractual obligations of the Company including debt, capital lease maturities, future minimum rental commitments, purchase obligations and near-term estimated benefit plan distributions:

	Payments Due by Period
	($ thousands)
	06/30/06	Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$1,194	$170	$373	$421	$230
Capital lease obligations	267	107	160	—	—
Operating lease obligations (1)	39,888	11,334	14,781	8,528	5,245
Purchase obligations (2)	39,925	39,925	—	—	—
Voluntary savings plan distributions (3)	2,605	2,605	—	—	—
Postretirement health distributions (4)	605	605	—	—	—
Supplemental pension distributions (5)	3,085	3,085	—	—	—

Total	$87,569	$57,831	$15,314	$8,949	$5,475

(1) While, the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2006, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $38.9 million for terminal facilities and $1.0 million for other equipment.
(2) Purchase obligations relating to revenue equipment and property are cancelable if certain conditions are met. These commitments were included in the Company’s net capital expenditure plan disclosed in the 2005 Form 10-K. As disclosed in the Company’s 2005 Annual Report on Form 10-K, 2006 capital expenditures are expected to range between $125.0 million and $145.0 million. Moreover, incremental investment related to regional growth initiatives along the U.S. East Coast markets are likely to result in 2006 spending levels reaching the high end of the capital expenditure forecast.
(3) The Company maintains a Voluntary Savings Plan (“VSP”). The VSP is a nonqualified deferred compensation plan for certain executives of the Company and certain subsidiaries. Eligible employees are allowed to defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Elective distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above.
(4) The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life insurance, accident and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s projected future distributions for postretirement health benefit payments for 2006 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected discount rates, increases in premiums and medical costs and continuation of the plan for current participants.
(5) The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company and ABF. Distributions to officers that retired during the first six months of 2006 totaled $11.8 million and were

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
funded from available cash and short-term investments. Distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above. These distributions are determined based upon assumptions for final average pay and discount rates. The assumptions used are subject to change based upon actual officer compensation, as well as projected discount rates and early or normal retirements of current participants.
The Company does not have a required minimum contribution to its nonunion defined benefit pension plan, but could make tax-deductible contributions to its pension plan in 2006. Management of the Company has not yet determined the amount of contribution, if any, that will be made in 2006. The maximum tax-deductible contribution is $15.2 million for 2006. This amount has not been included in the table of contractual obligations because of the uncertainty as to whether a contribution will be made.
Beginning January 1, 2006, all new nonunion employees of the Company began participating in a new, more flexible defined contribution plan into which the Company will make discretionary contributions. Based upon currently available information, management of the Company anticipates making contributions in the range of $0.2 million to $0.4 million in early 2007. However, because the contributions are discretionary, contribution amounts could differ from this range.
The Company has three primary sources of liquidity, which are its operating cash, short-term investments and capacity under its revolving Credit Agreement. The Company has generated between $74.3 million and $147.5 million of operating cash flow annually for the years 2003 through 2005. Management is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity. Management believes cash generated by operations, short-term investments and amounts available under the existing credit agreement will be sufficient for the foreseeable future to finance its annual debt maturities; lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion pension contributions; supplemental benefit and postretirement medical distributions; capital expenditures; and health, welfare and pension contributions under collective bargaining agreements.
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
As of June 30, 2006, there were no outstanding revolver advances and approximately $51.4 million of outstanding letters of credit issued under the facility, resulting in additional borrowing capacity of $173.6 million. As of December 31, 2005, there were no outstanding revolver advances and approximately $51.1 million of outstanding letters of credit. The Credit Agreement contains various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of June 30, 2006, the Company was in compliance with the covenants.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its LIBOR

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
margin, facility fees, utilization fees and letter of credit fees. The Company will pay a utilization fee if the borrowings under the Credit Agreement exceed 50% of the $225.0 million Credit Agreement facility amount. The Company is currently rated BBB+ with a positive outlook by Standard & Poor’s Rating Service (“S&P”) and Baa2 with a stable outlook by Moody’s Investors Service, Inc. (“Moody’s”). The Company has no downward rating triggers that would accelerate the maturity of amounts drawn under the facility.
The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2006 or 2005.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes.” The interpretation provides guidance associated with the recognition and measurement of tax positions and related reporting and disclosure requirements. Adoption of this interpretation, which is effective for the Company beginning January 1, 2007, is not expected to have a material effect on the Company’s consolidated financial statements.
Off-Balance-Sheet Arrangements
The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases of $39.9 million under operating lease agreements. In the normal course of business, the Company is contingently liable for performance under letters of credit primarily issued to secure workers’ compensation obligations under the Company’s self-insurance program for which related liabilities are reflected in the accompanying consolidated balance sheets. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Operating Segment Data
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

OPERATING EXPENSES AND COSTS

ABF
Salaries, wages and benefits	57.3%	60.0%	59.7%	61.8%
Supplies and expenses	15.9	14.7	16.1	14.7
Operating taxes and licenses	2.6	2.6	2.6	2.7
Insurance	1.6	1.5	1.6	1.6
Communications and utilities	0.8	0.8	0.9	0.9
Depreciation and amortization	3.3	3.1	3.4	3.2
Rents and purchased transportation	8.5	8.0	8.4	8.1
Other	0.2	0.3	0.2	0.2
Settlement accounting expense	0.1	—	1.1	—
Gain on sale of property and equipment	(0.2)	(0.1)	(0.2)	(0.1)

	90.1%	90.9%	93.8%	93.1%

OPERATING INCOME
ABF	9.9%	9.1%	6.2%	6.9%
Results of Operations
Executive Overview
Arkansas Best Corporation’s operations include ABF, its only reportable operating subsidiary (see Note H regarding the sale of Clipper). For the six months ended June 30, 2006, ABF represented 97.4% of total revenues from continuing operations. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which creates operating leverage at higher levels, the pricing environment, customer account mix and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2005 Annual Report on Form 10-K.
During the year ended December 31, 2005, ABF’s total tonnage per day increased 0.8%. Year-over-year tonnage comparisons for 2005 were impacted by the increase in tonnage levels experienced by ABF in 2004. ABF’s full-year 2004 total tonnage per day increased 8.0% over 2003. During the three and six months ended June 30, 2006, ABF’s total tonnage per day increased by 6.4% and 5.4%, respectively, as compared to the same periods in 2005. Year-over-year second quarter tonnage comparisons were reduced slightly by the timing of the Easter holiday, just as they were benefited in the first quarter of 2006. When adjusted for the estimated Easter effect, ABF’s second quarter total tonnage per day increased approximately 7.0% on a comparative basis. Year-over-year tonnage trends for July 2006 were slightly behind those of the second quarter 2006, although

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
comparisons for this period are complicated by calendar differences. Consistent with a trend seen in the last few years, ABF experienced higher year-over-year growth rates in tonnage delivered within shorter distances. In the second quarter of 2006, ABF’s tonnage with a length of haul of 800 miles or less increased 10.4% compared to the second quarter of 2005.
ABF’s revenue increased during the three and six months ended June 30, 2006 due to tonnage growth and revenue yield improvements, including fuel surcharges. The pricing environment is a key to ABF’s operating performance. The pricing environment determines ABF’s ability to obtain compensatory margins and price increases on customer accounts. The impact of changes in the pricing environment is typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, density and customer and geographic mix. For many years, consistent profile characteristics made billed-revenue-per-hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of larger changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered, together with measures of billed-revenue-per-hundredweight changes. During the first six months of 2006, the pricing environment was competitive but firm. The retention of the April 3, 2006 general rate increase was in line with management’s expectations for the second quarter. For the three and six months ended June 30, 2006, total billed revenue per hundredweight, including the fuel surcharge, increased 5.5% and 4.8%, respectively, as compared to the same periods in 2005. For the three and six months ended June 30, 2006, total billed revenue per hundredweight, excluding the fuel surcharge, increased 1.9% and 1.6%, respectively, as compared to the same periods in 2005. During the three and six months ended June 30, 2006, ABF continued to experience significant and positive freight profile changes that impacted the reported revenue per hundredweight, as further discussed in the ABF section. The combination of higher weight per shipment and shorter length of haul have the effect of reducing the overall revenue-per-hundredweight measurement without a commensurate impact on effective pricing or profitability. Management expects the pricing environment to remain firm through the second half of 2006, although there can be no assurances in this regard.
For the six months ended June 30, 2006, salaries, wages and benefit costs were 59.7% of ABF’s revenue. Labor costs are impacted by ABF’s contractual obligations under its agreement with the International Brotherhood of Teamsters (“IBT”). In addition, ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess this effectiveness. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency and the degree to which rail service is used. ABF is generally very effective in managing its labor costs to business levels.
Retirement and health-care benefits for ABF’s contractual employees are provided by a number of multi-employer plans (see Note D regarding ABF’s contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes).
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Web site at abf.com. While the fuel surcharge impacts ABF’s overall rate structure, the total price received from customers is governed by market forces. Although fuel costs have increased significantly during 2005 and through the first half of 2006, increased revenues from fuel surcharges more than offset these higher direct diesel fuel costs. Other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. However, the total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. If diesel fuel prices decline, the amount by which higher revenues from fuel surcharges exceed diesel fuel costs will decline. However, lower fuel surcharge levels may improve ABF’s ability to increase other elements of margin, since the total price is governed by market forces, although there can be no assurances in this regard. Conversely, higher fuel surcharge levels may deteriorate ABF’s ability to increase other elements of margin. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Through the first half of 2006, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers and across the country.
In April 2006, ABF and the IBT reached agreement on specific terms outlining a second phase of ABF’s program to implement new linehaul operating models and added work-rule flexibility as a result of provisions in its labor contract. This followed the June 2005 initial implementation of this program in 13 Northeastern facilities. This new agreement provides for the addition of 54 facilities with more flexible work rules that will allow ABF to offer more second-day service lanes, overnight lanes and even same-day service in selective lanes. As a result of this new agreement, 67 of ABF’s total 288 facilities, 23% of the total, will operate with additional new linehaul operating models and enhanced work-rule flexibility. The geographic coverage of these 67 facilities includes East Coast states from Maine to South Carolina, including West Virginia. The operational implementation of this second phase program began in May 2006 and will be gradual as operating models are developed and additional business in these short-haul lanes is added. Marketing of the services in the East Coast states began on August 1, 2006. Further expansion of this program to other portions of the country will be deliberate, and ABF will continue to build on initial successes in additional locations over the next 18 months. Through the first six months of 2006, ABF’s limited trial of new operating procedures in the initial 13 Northeastern facilities has been successful; however, additional freight resulting from these new procedures has not had a significant impact on ABF’s operating results and is not expected to have a material impact on operating results in the third or fourth quarters of 2006.
As previously mentioned, during the first six months of 2006, ABF experienced higher growth rates in freight with a length of haul of 800 miles or less. During the three and six months ended June 30, 2006, respectively, this freight accounted for 37.1% and 37.5% of ABF’s total tonnage compared to 35.8% and 35.9% in the same periods of 2005. Management believes that this growth was due largely to increased tonnage available in shorter lanes with only limited benefit attributable to ABF’s new regional operating models.
In addition to attracting short-haul business, the new linehaul operating models and other internal initiatives are helpful in attracting premium-priced, time-definite freight. Although ABF’s time-definite freight is growing rapidly, management believes this freight represents a smaller portion of ABF’s total revenues than other similarly situated LTL companies. Management of the Company is continuing to pursue growth in time-definite freight services.
The Company ended the second quarter of 2006 with no borrowings under its revolving Credit Agreement, $157.6 million in cash and short-term investments and $586.5 million in stockholders’ equity. Because of the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Company’s financial position at June 30, 2006, the Company should continue to be in a position to pursue profitable growth opportunities.
Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005
Consolidated revenues for the three and six months ended June 30, 2006 increased 12.0% and 10.0% due primarily to revenue growth at ABF, as discussed below in the ABF section of Management’s Discussion and Analysis.
Operating income for the second quarter of 2006 increased 24.0% above the prior year period, attributable to higher ABF revenue levels. However, operating income decreased 1.1% when the six months ended June 30, 2006 is compared to the same period in 2005, due primarily to pension settlement accounting expenses and share-based compensation charges as discussed below.
For the three months ended June 30, 2006, income from continuing operations per share increased 28.4% above the comparable prior year quarter primarily attributable to the improved operating results of ABF. For the first half of 2006, income from continuing operations per share increased 6.3%, with the improvement negatively impacted by pension settlement accounting expenses of $0.22 per diluted common share and additional share-based compensation expense of $0.04 per diluted common share.
As discussed in Note H to the Company’s consolidated financial statements, on June 15, 2006, the Company sold Clipper Exxpress, its former intermodal subsidiary, for $21.5 million in cash. The Company’s discontinued operations include an after-tax gain of $0.12 per diluted common share as a result of the sale. In addition, discontinued operations for 2006 includes after-tax income of $0.01 and $0.02 per diluted common share associated with Clipper’s second quarter and year-to-date operating results through the closing date.
Prior to January 1, 2006, the Company accounted for share-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Under this method, no share-based compensation expense associated with the Company’s stock options was recognized in net income during 2005 as all options were granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company has not granted stock options since January of 2004. The Company initiated a restricted stock program in April 2005 and began recognizing compensation expense related to those awards.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R) using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 included compensation cost which has been amortized to expense over the options’ vesting period for stock options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The compensation cost resulting from the adoption of FAS 123(R) for the three and six months ended June 30, 2006 was $0.4 million and $1.1 million (pre-tax), or $0.01 and $0.03 per share (after-tax), respectively. Compensation cost recognized in 2006 also included costs related to both the April 2005 and April 2006 restricted stock awards. The Company’s total expense from stock options and restricted stock grants for the three and six months ended June 30, 2006 was $0.9 million and $2.1 million (pre-tax), or $0.02 and $0.05 per diluted common share (after-tax), respectively. For the full year of 2006, the Company estimates its compensation cost from stock options and restricted stock grants to total $4.1 million (pre-tax), or $0.10 per diluted common share (after-tax). The Company’s expense related to restricted stock grants for both the three and six months ended June 30, 2005 was $0.2 million (pre-tax), or $0.01 per diluted common share (after-tax). For the year ended December 31, 2005, restricted stock expense was $0.8 million (pre-tax), or $0.02 per diluted common share, net of taxes. Unrecognized compensation cost related to stock options and restricted stock awards outstanding as of June 30, 2006 totaled $13.1 million, which is expected to be recognized over a weighted-average period of 4.2 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Under Financial Accounting Standards Board Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is required to record a pension accounting settlement (“settlement”) when cash payouts exceed annual service and interest costs of the related plan. For the six months ended June 30, 2006, the Company settled obligations of $23.4 million and as a result recorded settlement expenses of $9.1 million on a pre-tax basis, or $0.22 per diluted common share, net of taxes. During the second quarter of 2006, the Company settled obligations of $1.9 million and recorded settlement expenses of $0.6 million on a pre-tax basis, or $0.02 per diluted common share, net of taxes. During the second half of 2006, the Company anticipates recording additional settlement expenses of approximately $1.0 to $1.5 million on a pre-tax basis, or between $0.02 and $0.04 per diluted common share, net of taxes. The estimated range is being provided because the final settlement amount is dependent upon the pension actuarial valuation, which is based on the discount rate determined at the settlement date. While the Company anticipates having future benefit distributions that could require recording settlement expense, such future charges should be less significant to the Company’s financial results than amounts recorded in the first half of 2006, although there can be no assurances in this regard. Effective December 16, 2005, the Company’s supplemental pension benefit plan was closed to new participants, and new executive officers are participating in a three-year, performance-based plan.
ABF Freight System, Inc.
Effective April 3, 2006 and May 23, 2005, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.9% and 5.8%, respectively, although the amounts vary by lane and shipment characteristic. ABF’s increase in reported revenue per hundredweight for the three and six months ended June 30, 2006 as compared to the same periods in 2005 has been impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, density and customer and geographic mix. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. The fuel surcharge averaged 13.1% and 12.4% of revenue for the three and six months ended June 30, 2006, compared to 9.9% and 9.4% for the same periods in 2005.
Revenue for the three and six months of 2006 was $466.9 million and $880.5 million, respectively, compared to $417.5 million and $801.6 million in the same periods of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
     The following tables provide a comparison of key operating statistics for ABF:

	Three Months ended June 30
	2006	2005	% Change

Workdays	64	64
Billed revenue per hundredweight, including fuel surcharges	$25.22	$23.91	5.5%
Billed revenue per hundredweight, excluding fuel surcharges	$21.97	$21.55	1.9%
Pounds	1,873,883,453	1,760,878,932	6.4%
Pounds per day	29,279,429	27,513,733	6.4%
Shipments per DSY hour	0.498	0.513	(2.9)%
Pounds per DSY hour	641.23	629.78	1.8%
Pounds per shipment	1,297	1,239	4.7%
Pounds per mile	19.46	19.44	0.1%
Average haul (miles)	1,180	1,199	(1.6)%

	Six Months ended June 30
	2006	2005	% Change

Workdays	128	128
Billed revenue per hundredweight, including fuel surcharges	$24.54	$23.41	4.8%
Billed revenue per hundredweight, excluding fuel surcharges	$21.55	$21.22	1.6%
Pounds	3,632,594,622	3,446,171,631	5.4%
Pounds per day	28,379,645	26,923,216	5.4%
Shipments per DSY hour	0.500	0.513	(2.5)%
Pounds per DSY hour	636.77	623.52	2.1%
Pounds per shipment	1,278	1,229	4.0%
Pounds per mile	19.59	19.39	1.0%
Average haul (miles)	1,176	1,195	(1.6)%
ABF’s revenue-per-day increase of 11.8% and 9.8% for the three and six months ended June 30, 2006 over the same periods in 2005 is due primarily to increases in revenue per hundredweight, including fuel surcharges. ABF’s yield and profitability were enhanced by improved rates, including fuel surcharges and by an increased amount of time-definite freight. ABF’s total weight per shipment for the three and six months ended June 30, 2006 increased by 4.7% and 4.0%, respectively, versus the same periods last year. Total length of haul declined by 1.6% for both the three and six months ended June 30, 2006 as compared to the same periods in 2005. Both higher weight per shipment and shorter length of haul reduce the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the three and six months ended June 30,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
2006, figures for billed revenue per hundredweight, excluding fuel surcharges, compared to the same periods in 2005 reflect a competitive but firm pricing environment.
ABF generated operating income of $46.4 million and $54.8 million for the three and six months ended June 30, 2006 compared to $38.1 million and $55.3 million during the same periods in 2005. The decrease in operating income for the six months ended June 30, 2006 is due primarily to the pre-tax pension settlement accounting expense of $9.1 million, as discussed above.
ABF’s operating ratio decreased to 90.1% for the second quarter 2006 from 90.9% in the second quarter of 2005. For the six months ended June 30, 2006, ABF’s operating ratio increased to 93.8% from 93.1% in the same period of 2005. Pension settlement accounting expense of $9.1 million added 1.1 percentage points to ABF’s operating ratio for the six months ended 2006. Changes in certain other operating expense categories are as follows:
Salaries, wages and benefits expense decreased 2.7% and 2.1% as a percent of revenue when the three and six months ended June 30, 2006 are compared to the same periods in 2005, due primarily to the fact that a portion of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. The overall improvement in salaries, wages and benefits as a percent of revenue was offset, in part, by contractual increases under the IBT National Master Freight Agreement. The five-year agreement was effective April 1, 2003 and provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4%, subject to additional wage rate cost-of-living increases. The annual wage adjustment occurred on April 1, 2006 for an increase of 2.6%, which included a $0.10 per hour cost-of-living adjustment. An annual health, welfare and pension cost increase occurred on August 1, 2005 and was 5.7%. On August 1, 2006, health, welfare and pension benefit costs under this agreement are expected to increase 5.4%. The reported decrease in shipments per DSY hour was influenced by the increase in pounds per shipment. Pounds per DSY hour increased 1.8% and 2.1% for the three and six months ended June 30, 2006 as compared to the same periods in 2005. These productivity improvements were primarily the result of the increase in ABF’s total weight per shipment. The larger shipments require more labor, but the weight per hour is greater.
Supplies and expenses increased 1.2% and 1.4%, as a percent of revenue, for the three and six months ended June 30, 2006 as compared to the same periods in 2005. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to $2.27 and $2.09 for the three and six months ended June 30, 2006, compared to $1.70 and $1.60 for the same periods in 2005.
Depreciation and amortization increased 0.2%, as a percent of revenue, for both the three and six months ended June 30, 2006, as compared to the same periods in 2005 due primarily to higher depreciation on road tractors and trailers purchased in 2005. ABF continues to replace older, fully depreciated trailers with new trailers.
Rents and purchased transportation increased 0.5% and 0.3%, as a percent of revenue when the three and six months ended June 30, 2006 are compared to the same periods in 2005. This increase is due primarily to an increase in rail utilization to 16.1% and 15.4% of total miles for the three and six months ended June 30, 2006 versus 15.0% and 14.8% in the comparable prior year periods, respectively. In addition, rail costs per mile have increased due to rate increases from major carriers and rising fuel costs.
As previously discussed, ABF announced a general rate increase on April 3, 2006. This increase was put in place to cover known and expected cost increases for the next twelve months. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. ABF could continue to be impacted by

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
fluctuating fuel prices in the future. ABF’s fuel surcharge is based on changes in diesel fuel prices compared to a national index. ABF’s total insurance costs are dependent on the insurance markets and ABF’s claims experience. ABF’s results of operations have been impacted by the wage and benefit increases associated with the labor agreement with the IBT and will continue to be impacted by this agreement during the remainder of the contract term. As mentioned above, health, welfare and pension benefit costs under this agreement are expected to increase 5.4% on August 1, 2006.
Other Long-Term Assets
Other long-term assets decreased $18.1 million from December 31, 2005 to June 30, 2006, primarily attributable to distributions of benefits to previously retired officers from the Supplemental Benefit Plan Trust assets, which are considered to be part of the general assets of the Company.
Accounts Payable
Accounts payable increased $14.2 million from December 31, 2005 to June 30, 2006, due primarily to accruals for revenue and other equipment received but not yet paid for at June 30, 2006.
Accrued Expenses
Accrued expenses decreased $8.4 million from December 31, 2005 to June 30, 2006, largely reflecting Supplemental Benefit Plan distributions to officers that retired in early 2006.
Other Long-Term Liabilities
Other long-term liabilities decreased $11.5 million from December 31, 2005 to June 30, 2006, due primarily to distributions of benefits to previously retired officers from the Supplemental Benefit Plan Trust.
Income Taxes
The Company’s effective tax rate was higher than the federal statutory rate for all periods presented primarily due to state income taxes and nondeductible expenses, partially offset by tax-exempt income.
Seasonality
ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter has the lowest.
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as increases in fuel and labor costs, which are discussed above, have generally been offset through fuel surcharges, productivity gains and price increases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
Since December 31, 2005, there have been no significant changes in the Company’s market risks, as reported in the Company’s Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal and environmental exposures. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate for expected liabilities arising from the Company’s portion of losses, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these legal actions are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
ITEM 1A. RISK FACTORS.
The Company’s risk factors are fully described in the Company’s 2005 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent sales of unregistered securities.
None.
(b) Use of proceeds from registered securities.
None.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in July of 2005, an additional $50.0 million was authorized, for a total of $75.0 million. The repurchases may be made using the Company’s cash reserves or other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.
The following table presents purchases made during the second quarter 2006:

		Average	Cumulative	Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	Per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	2nd Quarter 2006	2nd Quarter 2006	Announced Program	the Program

March 31, 2006	—	—	943,150	$45,725,671.72
April 30, 2006	—	—	943,150	$45,725,671.72
May 31, 2006	200,000	$41.42	1,143,150	$37,442,235.39
June 30, 2006	—	—	1,143,150	$37,442,235.39

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Shareholders was held on April 18, 2006.
The first proposal considered at the Annual Meeting was to elect Fred A. Allardyce and John H. Morris to serve as directors of the Company. The results of this proposal were as follows:

Directors	Votes For	Votes Withheld
Fred A. Allardyce	23,310,877	139,698
John H. Morris	23,131,754	318,821
The second proposal was to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2006. This proposal received 23,377,976 votes for adoption, 60,268 against adoption, 12,331 abstentions and no broker non-votes.
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

ARKANSAS BEST CORPORATION
(Registrant)

Date: August 3, 2006	/s/ Judy R. McReynolds

Judy R. McReynolds
Senior Vice President – Chief Financial Officer,
Treasurer and Principal Accounting Officer