Form 10-Q
period 2006-09-30
ARKANSAS BEST CORP /DE/
filed 2006-11-06
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006

Common Stock, $.01 par value	24,955,816 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2006	2005
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,273	$5,767
Short-term investment securities	132,333	121,239
Accounts receivable, less allowances (2006 – $5,040; 2005 – $4,643)	169,550	149,551
Other accounts receivable, less allowances (2006 – $1,597; 2005 – $1,536)	8,633	8,568
Prepaid expenses	9,071	13,830
Deferred income taxes	39,249	34,859
Prepaid income taxes	1,983	3,346
Other	6,796	7,821
Assets of discontinued operations	—	23,901

TOTAL CURRENT ASSETS	380,888	368,882

PROPERTY, PLANT AND EQUIPMENT
Land and structures	230,677	228,329
Revenue equipment	481,068	413,609
Service, office and other equipment	135,221	121,488
Leasehold improvements	17,365	15,686

	864,331	779,112
Less allowances for depreciation and amortization	421,011	397,036

	443,320	382,076

PREPAID PENSION COSTS	22,184	25,855

OTHER ASSETS	60,720	80,331

GOODWILL, less accumulated amortization (2006 and 2005 – $32,037)	63,932	63,916

	$971,044	$921,060

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	September 30	December 31
	2006	2005
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$22,350	$18,851
Accounts payable	65,631	54,137
Income taxes payable	10,294	12,239
Accrued expenses	169,995	173,293
Current portion of long-term debt	263	317
Liabilities of discontinued operations	—	10,193

TOTAL CURRENT LIABILITIES	268,533	269,030

LONG-TERM DEBT, less current portion	1,184	1,433

OTHER LIABILITIES	49,247	59,265

DEFERRED INCOME TAXES	40,185	37,251

OTHER COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2006: 26,385,248 shares; 2005: 26,281,801 shares	264	263
Additional paid-in capital	249,120	242,953
Retained earnings	405,505	347,051
Treasury stock, at cost, 2006: 1,302,932 shares; 2005: 902,932 shares	(42,697)	(25,955)
Unearned compensation — restricted stock	—	(5,103)
Accumulated other comprehensive loss	(297)	(5,128)

TOTAL STOCKHOLDERS’ EQUITY	611,895	554,081

	$971,044	$921,060

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$507,307	$463,251	$1,411,523	$1,284,994

OPERATING EXPENSES AND COSTS	457,519	398,402	1,307,429	1,165,228

OPERATING INCOME	49,788	64,849	104,094	119,766

OTHER INCOME (EXPENSE)
Short-term investment income	1,333	629	3,547	1,520
Interest expense and other related financing costs	(292)	(297)	(833)	(1,775)
Other, net	831	759	1,782	862

	1,872	1,091	4,496	607

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	51,660	65,940	108,590	120,373

FEDERAL AND STATE INCOME TAXES
Current	20,966	25,699	46,809	57,718
Deferred	(852)	34	(4,553)	(10,628)

	20,114	25,733	42,256	47,090

INCOME FROM CONTINUING OPERATIONS	31,546	40,207	66,334	73,283

DISCONTINUED OPERATIONS, NET OF TAX
Income from operations	—	360	530	1,154
Gain from disposal	—	—	3,063	—

	—	360	3,593	1,154

NET INCOME	$31,546	$40,567	$69,927	$74,437

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.26	$1.60	$2.64	$2.89
Income from discontinued operations	—	0.01	0.14	0.05

NET INCOME	$1.26	$1.61	$2.78	$2.94

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	25,128,232	25,174,584	25,197,419	25,343,768

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.24	$1.58	$2.59	$2.85
Income from discontinued operations	—	0.01	0.14	0.04

NET INCOME	$1.24	$1.59	$2.73	$2.89

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,523,367	25,531,101	25,577,947	25,738,026

CASH DIVIDENDS PAID PER COMMON SHARE	$0.15	$0.15	$0.45	$0.39

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Unearned	Accumulated
			Additional				Compensation-	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2006	26,282	$263	$242,953	$347,051	903	$(25,955)	$(5,103)	$(5,128)	$554,081

Net income				69,927					69,927
Change in foreign currency translation, net of tax benefits of $16(a)								(24)	(24)
Change in minimum pension liability, net of tax of $3,134(b)								4,855	4,855

Comprehensive income(c)									74,758

Issuance of common stock under share-based compensation plans	285	3	5,625						5,628
Tax effect of stock options exercised and restricted stock dividends (including excess tax benefits of $1,106) and other			2,149						2,149
Reversal of unearned compensation upon adoption of FAS 123(R)	(182)	(2)	(5,101)				5,103		—
Share-based compensation expense			3,494						3,494
Purchases of treasury stock					400	(16,742)			(16,742)
Common stock dividends				(11,473)					(11,473)

Balances at September 30, 2006	26,385	$264	$249,120	$405,505	1,303	$(42,697)	$—	$(297)	$611,895

See notes to consolidated financial statements.

(a)	The accumulated loss from foreign currency translation in accumulated other comprehensive loss is $0.3 million, net of tax benefits of $0.2 million at both December 31, 2005 and September 30, 2006.

(b)	The minimum pension liability included in accumulated other comprehensive loss, which totaled $4.9 million, net of tax benefits of $3.1 million at December 31, 2005, was reduced to zero as of September 30, 2006 as a result of pension accounting settlements described in Note D.

(c)	Total comprehensive income for the three months ended September 30, 2006 was $31.6 million. Total comprehensive income for the three and nine months ended September 30, 2005 was $40.6 million and $74.5 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2006	2005
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$69,927	$74,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,947	44,689
Other amortization	159	191
Settlement accounting expense	10,104	—
Share-based compensation expense	3,494	527
Provision for losses on accounts receivable	463	1,414
Deferred income taxes	(4,553)	(9,763)
Fair value of interest rate swap	—	(873)
Gain on disposal of discontinued operations, net of taxes	(3,063)	—
Gain on sales of assets and other	(3,006)	(16,724)
Excess tax benefits from share-based compensation	(1,106)	—
Changes in operating assets and liabilities:
Receivables	(19,381)	(16,726)
Prepaid expenses	4,721	6,920
Other assets	17,711	(12,836)
Accounts payable, taxes payable, accrued expenses and other liabilities	(7,355)	33,510

NET CASH PROVIDED BY OPERATING ACTIVITIES	118,062	104,766

INVESTING ACTIVITIES
Purchases of property, plant and equipment (1)	(109,241)	(77,047)
Proceeds from asset sales	10,546	26,977
Proceeds from disposal of discontinued operations	21,450	—
Purchases of short-term investment securities	(310,349)	(258,598)
Proceeds from sales of short-term investment securities	299,255	203,030
Capitalization of internally developed software and other	(3,299)	(3,176)

NET CASH USED BY INVESTING ACTIVITIES	(91,638)	(108,814)

FINANCING ACTIVITIES
Payments on long-term debt	(303)	(327)
Net change in bank overdraft	2,877	3,344
Payment of common stock dividends	(11,473)	(9,915)
Purchases of treasury stock	(16,742)	(12,621)
Excess tax benefits from share-based compensation	1,106	—
Proceeds from the exercise of stock options and other	5,617	2,433

NET CASH USED BY FINANCING ACTIVITIES	(18,918)	(17,086)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,506	(21,134)
Cash and cash equivalents at beginning of period	5,767	32,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,273	$11,225

See notes to consolidated financial statements.

(1)	Does not include $4.7 million of revenue equipment which was received but not yet paid for at September 30, 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — ORGANIZATION AND EMPLOYEES UNDER COLLECTIVE BARGAINING AGREEMENTS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”) and FleetNet America, Inc.
Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold on June 15, 2006 and is reported as discontinued operations in the accompanying consolidated balance sheets and statements of income. Cash flows associated with the discontinued operations of Clipper have been combined with cash flows from continuing operations in the accompanying consolidated cash flow statements (see Note H).
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
The Company’s effective tax rate was higher than the federal statutory rate for all periods presented primarily due to state income taxes and nondeductible expenses partially offset by tax-exempt income.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in July of 2005, an additional $50.0 million was authorized for a total of $75.0 million. Through September 30, 2006, the Company has purchased 1,243,150 shares under these programs for an aggregate cost of $41.7 million. Repurchases may be made using the Company’s cash reserves or other available sources. The program has no

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.
The following table is a summary of Common Stock dividends declared during the applicable quarter being reported upon or subsequent thereto.

	2006		2005
	Per Share	$Amount	Per Share	$Amount
	($ thousands, except per share data)
First quarter dividend	$0.15	$3,801	$0.12	$3,038
Second quarter dividend	$0.15	$3,845	$0.12	$3,064
Third quarter dividend	$0.15	$3,827	$0.15	$3,813
Fourth quarter dividend	$0.15	$3,796	$0.15	$3,789
The Company expects to continue the quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Accounting Policies
Share-Based Compensation: The Company’s share-based compensation plans are fully described in Note C to the consolidated financial statements.
Prior to January 1, 2006, the Company accounted for share-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, (“FIN 44”). Under this method, no share-based compensation expense associated with the Company’s stock options was recognized in periods prior to 2006 as all options have been granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company has not granted stock options since January 2004. However, compensation expense related to restricted stock awards has been recognized for periods subsequent to the restricted stock grants in April 2005 and April 2006.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the modified-prospective transition method and, accordingly, prior periods have not been restated. Under this transition method, compensation expense recognized during the first nine months of 2006 includes the pro rata cost of stock options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”). As detailed in the table below, the compensation cost resulting from the adoption of FAS 123(R) for the three and nine months ended September 30, 2006 was $0.4 million and $1.4 million (pre-tax), or $0.01 and $0.03 per share (after-tax), respectively.
In accordance with FAS 123(R), the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006 of $5.1 million was reclassified to additional paid-in capital, and tax benefits in excess of the compensation cost recognized for those options (“excess tax benefits”) are shown as financing cash flows. Prior to the adoption of FAS 123(R), excess tax benefits were shown as cash flows from operating activities.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
For stock awards granted prior to the adoption of FAS 123(R), the Company amortizes the fair value of the awards to compensation expense on a straight-line basis over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Stock awards granted subsequent to the adoption of FAS 123(R) are amortized to compensation expense over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability.
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
Stock Options
The grant date fair value of stock options awarded prior to the adoption of FAS 123(R) was estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities were estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The expected term of the option was derived from historical data and represents the period of time that options are estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant. The assumptions and resulting fair values of stock options granted in 2004 and 2003 were disclosed in the Company’s 2005 Annual Report on Form 10-K. The Company issues new shares upon the exercise of stock options.
The following table summarizes the Company’s share-based compensation expense which has been recognized in the accompanying consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	($thousands, except per share data)
Share-based compensation expense (pre-tax):
Restricted stock	$1,044	$297	$2,056	$527
Stock options	372	—	1,438	—

	$1,416	$297	$3,494	$527

Share-based compensation expense (net of related tax effect):
Restricted stock	$635	$181	$1,250	$321
Stock options	226	—	874	—

	$861	$181	$2,124	$321

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	($ thousands, except per share data)
Share-based compensation expense per diluted share:
Restricted stock	$0.02	$0.01	$0.05	$0.01
Stock options	0.01	—	0.03	—

	$0.03	$0.01	$0.08	$0.01

Had the Company elected to apply the fair value recognition provisions of FAS 123, the Company’s net income and earnings per share for the three and nine months ended September 30, 2005 would have approximated the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	($ thousands, except per share data)
Net income — as reported	$40,567	$74,437

Add back share-based compensation expense from restricted stock awards, included in reported net income, net of related tax effect	181	321

Less total share-based compensation expense determined under fair value-based methods for all awards, net of related tax effect	(690)	(1,922)

Net income — pro forma	$40,058	$72,836

Earnings per share:
As reported (basic)	$1.61	$2.94

As reported (diluted)	$1.59	$2.89

Pro forma (basic)	$1.59	$2.87

Pro forma (diluted)	$1.58	$2.84

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
Assets to be disposed of are reclassified as assets held for sale at an amount representing the lower of their carrying amount or fair value less costs to sell. Assets held for sale primarily represent ABF’s nonoperating properties and older revenue equipment that are no longer in service. Write-downs to fair value less costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the properties or assets within the next 12 months. Gains and losses on sales of property and equipment are reported in operating income.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Assets held for sale as of December 31, 2005 totaled $2.8 million and are included in other long-term assets in the accompanying consolidated balance sheet. During the nine months ended September 30, 2006, additional assets of $6.6 million were identified and reclassified to assets held for sale, and property and equipment carried at $9.2 million were sold for net gains totaling $2.8 million. As a result, assets held for sale as of September 30, 2006 totaled $0.2 million. At September 30, 2006, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.
Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.
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
Recent Accounting Pronouncements: In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” was issued. This interpretation provides guidance for the recognition and measurement of tax positions and related reporting and disclosure requirements. Adoption of this interpretation, which is effective for the Company beginning January 1, 2007, is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Adoption of this statement, which is effective for the Company beginning January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“FAS 158”), an amendment of FASB Statements No. 87, 106, and 132(R). FAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of taxes, to report the funded status of defined benefit pension and other postretirement benefit plans. FAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s year ending December 31, 2006. As a result of adjusting liabilities to record the funded status of Arkansas Best’s plans, previously unrecognized actuarial losses and prior service costs will be recognized within accumulated other comprehensive income. Based on currently available information, Arkansas Best’s stockholders’ equity is estimated to be reduced, net of deferred taxes, by approximately $40 million at December 31, 2006 due to adoption of the new accounting standard. However, the impact at the time of actual adoption of FAS 158 could vary from this amount due to changes in assumptions, including discount rate, asset returns and income tax rates.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.
The accompanying consolidated balance sheets include reclassifications to report expected recoveries from insurance carriers and amounts which have been paid by the Company for claims above the self-insurance retention level in other accounts receivable, net of allowances. Prior to this reclassification, these amounts were recorded as a reduction to accrued expenses.
Clipper is reported as discontinued operations in the accompanying consolidated balance sheets and statements of income.
The accompanying consolidated statements of income include reclassifications to report gains from the sale of properties as a reduction of operating expenses and costs. The amounts reclassified were $15.4 million for both the three and nine-month periods ended September 30, 2005.
NOTE C — SHARE-BASED COMPENSATION
See Note B for discussions of share-based compensation accounting policies and the effect of share-based compensation on the consolidated financial statements.
Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options or stock appreciation rights (“SARs”) to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under this plan. The 2000 Non-Qualified Stock Option Plan was a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of SARs, which are payable in shares or cash. Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. There were no stock options or SARs granted during 2006 or 2005.
In April 2005, the stockholders of the Company approved the 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 1992 Stock Option Plan, 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, SARs, restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the Plan.
Restricted Stock
A summary of the Company’s restricted stock program is presented below:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested — January 1, 2006	181,600	$32.62
Granted	192,500	39.15
Vested	(9,700)	32.65
Forfeited	(14,850)	32.65

Nonvested — September 30, 2006	349,550	$36.22

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
During the second quarter of 2006, the Company granted 192,500 shares of restricted stock with a weighted-average fair value of $39.15 per share. During the second quarter of 2005, the Company granted 182,250 shares of restricted stock with a weighted-average fair value of $32.62 per share.
There was no restricted stock that vested during the three months ended September 30, 2006. The fair value of restricted stock that vested during the nine months ended September 30, 2006 totaled $0.4 million, and there was no restricted stock that vested in the nine months ended September 30, 2005.
Unrecognized compensation cost related to restricted stock awards outstanding as of September 30, 2006 totaled $9.6 million, which is expected to be recognized over a weighted-average period of 4.3 years.
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	Under Option	Exercise Price	Term	($000)(1)

Outstanding — January 1, 2006	1,189,122	$23.51
Granted	—	—
Exercised	(275,637)	20.42
Forfeited	(32,287)	27.44

Outstanding — September 30, 2006	881,198	$24.33	5.1	$16,481

Vested or expected to vest at September 30, 2006	841,544	$24.33	5.1	$15,739

Exercisable — September 30, 2006	582,140	$22.70	4.3	$11,837

(1)	Intrinsic value represents the fair market value of the Company’s Common Stock on September 30, 2006, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.
The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.5 million and $6.4 million, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $0.3 million and $3.2 million, respectively.
Cash proceeds from stock options exercised during the nine months ended September 30, 2006 and 2005 were $5.6 million and $2.9 million, respectively. The tax benefits of stock options exercised during the nine months ended September 30, 2006 and 2005 were $2.2 million and $0.9 million, respectively. Unrecognized compensation cost related to stock option awards outstanding as of September 30, 2006 totaled $2.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE D — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2006	2005	2006	2005	2006	2005
	($ thousands)
Service cost	$2,461	$2,329	$191	$192	$41	$42
Interest cost	2,606	2,421	345	321	251	201
Expected return on plan assets	(3,311)	(3,254)	—	—	—	—
Transition (asset) obligation recognition	—	(2)	(33)	(64)	33	34
Amortization of prior service cost (credit)	(226)	(231)	390	390	4	7
Pension accounting settlement	—	—	1,021	—	—	—
Recognized net actuarial loss and other	1,361	1,242	276	341	316	214

Net periodic benefit cost	$2,891	$2,505	$2,190	$1,180	$645	$498

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2006	2005	2006	2005	2006	2005
	($ thousands)
Service cost	$7,385	$6,986	$691	$576	$125	$125
Interest cost	7,820	7,263	1,181	962	757	603
Expected return on plan assets	(9,933)	(9,763)	—	—	—	—
Transition (asset) obligation recognition	—	(6)	(101)	(192)	101	101
Amortization of prior service cost (credit)	(690)	(692)	1,170	1,170	8	22
Pension accounting settlement	—	—	10,104	—	—	—
Recognized net actuarial loss and other	4,089	3,726	920	1,024	946	642

Net periodic benefit cost	$8,671	$7,514	$13,965	$3,540	$1,937	$1,493

The Company’s full-year 2006 nonunion defined benefit pension plan expense is estimated to be $11.6 million compared to $10.0 million for the year ended December 31, 2005. In September 2006, the Company made a tax-deductible voluntary contribution in the amount of $5.0 million to its nonunion defined benefit pension plan.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to executive officers of the Company. Under FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is required to record a pension accounting settlement (“settlement”) when cash payouts exceed annual service and interest costs of the related plan. For the nine months ended September 30, 2006, the Company settled obligations of $26.2 million and recorded settlement expenses of $10.1 million on a pre-tax basis, or $0.24 per diluted share, net of taxes. During the third quarter of 2006, the Company settled obligations of $2.8 million and recorded settlement expenses of $1.0 million on a pre-tax basis, or $0.02 per diluted share, net of taxes.
During the first quarter of 2007, the Company anticipates settling obligations of $3.0 million to $3.2 million and recording additional settlement expenses of approximately $1.0 to $1.2 million on a pre-tax basis, or between

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
$0.02 and $0.03 per diluted share, net of taxes. The estimated range is being provided because the final settlement amount is dependent upon the pension actuarial valuation, which is based on the discount rate determined at the settlement date.
Effective December 16, 2005, the Company’s supplemental benefit pension plan was closed to new participants and new executive officers are participating in a three-year, performance-based plan.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health-care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds are administered by trustees, an equal number of whom generally are appointed by the IBT and by certain management organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based on the hours worked by its contractual employees, as specified in the National Master Freight Agreement and other supporting supplemental agreements. No amounts are required to be paid beyond ABF’s monthly contractual obligations based on the hours worked by its employees, except as discussed below.
ABF has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. ABF’s contingent liability for a plan would be triggered if it were to withdraw from that plan. ABF has no current intention of withdrawing from any of the plans. ABF has gathered data from the majority of these plans and currently estimates its contingent withdrawal liabilities for these plans to be approximately $500 to $600 million, on a pre-tax basis. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, is not current and is continually changing. If ABF did incur withdrawal liabilities, those amounts would generally be payable over a period of 10 to 15 years.
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
The Central States Southeast and Southwest Area Pension Fund (“Central States”), to which ABF makes approximately 50% of its contributions, recently received a ten-year extension from the IRS of the period over which it amortizes unfunded liabilities. For the foreseeable future, this extension should help the Central States fund avoid a funding deficiency. In addition, the Teamsters National Freight Industry Negotiating Committees for Central States reached an agreement on July 12, 2006 to reallocate a previously negotiated $0.60 per hour rate increase for health and welfare to the Central States Pension Fund. This reallocation will have a positive effect on the funded status of the Central States Pension Fund.
In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Act mandates that multi-employer plans that are below certain funding levels adopt a rehabilitation program to improve the funding levels over a defined period of time. Based on currently available information, the Company believes that a

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
number of plans in which it participates, including Central States, may be below the required funding levels when the Act becomes effective in 2008 and therefore would have to adopt rehabilitation programs for future plan years. However, the funding levels of these multiemployer plans in 2008 could vary from the current funding status. The Act preserves the ten-year amortization extension previously received by Central States. In addition, the Act accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer plans. Information to determine the actual impact the Act will have on the Company is not available at this time.
NOTE E — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	($ thousands, except share and per share data)
Numerator:
Numerator for basic and diluted earnings per share:
Income from continuing operations	$31,546	$40,207	$66,334	$73,283
Discontinued operations, net of tax	—	360	3,593	1,154

Net income	$31,546	$40,567	$69,927	$74,437

Denominator:
Denominator for basic earnings per share — weighted-average shares	25,128,232	25,174,584	25,197,419	25,343,768
Effect of dilutive securities:
Restricted stock awards	92,126	20,424	56,989	10,477
Stock options	303,009	336,093	323,539	383,781

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,523,367	25,531,101	25,577,947	25,738,026

INCOME PER SHARE
Basic:
Income from continuing operations	$1.26	$1.60	$2.64	$2.89
Discontinued operations	—	0.01	0.14	0.05

Net income	$1.26	$1.61	$2.78	$2.94

Diluted:
Income from continuing operations	$1.24	$1.58	$2.59	$2.85
Discontinued operations	—	0.01	0.14	0.04

Net income	$1.24	$1.59	$2.73	$2.89

For the three and nine months ended September 30, 2006 and 2005, no outstanding stock options were antidilutive.
NOTE F — OPERATING SEGMENT DATA
The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
financial information that the Company’s management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations. ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated financial statements, were previously reported as a separate segment prior to its sale in June 2006 (see Note H).
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
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statement information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	($ thousands)
OPERATING REVENUES
ABF	$493,722	$451,806	$1,374,256	$1,253,414
Other revenues and eliminations	13,585	11,445	37,267	31,580

	$507,307	$463,251	$1,411,523	$1,284,994

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$278,581	$256,691	$803,958	$751,747
Supplies and expenses	78,732	65,885	220,731	183,578
Operating taxes and licenses	12,257	11,275	35,470	32,710
Insurance	7,718	7,960	21,791	20,828
Communications and utilities	3,677	3,481	11,541	10,633
Depreciation and amortization	16,569	13,733	46,602	39,559
Rents and purchased transportation	45,707	40,653	119,920	105,533
Other	1,406	877	2,730	2,934
Settlement accounting expense	1,021	—	10,104	—
Gain on sale of property and equipment	(1,388)	(702)	(2,875)	(1,364)

Total ABF operating expenses and costs	444,280	399,853	1,269,972	1,146,158

Other (reduced by a gain of $15.4 million on sale of properties to G.I. Trucking Company in 2005) and eliminations	13,239	(1,451)	37,457	19,070

	$457,519	$398,402	$1,307,429	$1,165,228

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	($ thousands)
OPERATING INCOME (LOSS)
ABF	$49,442	$51,953	$104,284	$107,256
Other (includes a gain of $15.4 million on sale of properties to G. I. Trucking Company in 2005) and eliminations	346	12,896	(190)	12,510

	$49,788	$64,849	$104,094	$119,766

OTHER INCOME (EXPENSE)
Short-term investment income	$1,333	$629	$3,547	$1,520
Interest expense and other related financing costs	(292)	(297)	(833)	(1,775)
Other, net	831	759	1,782	862

	$1,872	$1,091	$4,496	$607

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$51,660	$65,940	$108,590	$120,373

NOTE G — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal and environmental exposures. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these legal actions are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $116,000 over the last 10 years primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At September 30, 2006 and December 31, 2005, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.4 million and $1.5 million, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
based on current environmental regulations. The Company’s estimate is founded on management’s experience with similar environmental matters and on testing performed at certain sites.
NOTE H — SALE OF CLIPPER AND DISCONTINUED OPERATIONS
On June 15, 2006, the Company completed the sale of Clipper for $21.5 million in cash, resulting in a pre-tax gain of $4.9 million, or $3.1 million after tax and $0.12 per diluted share. Pursuant to the sale agreement, the Company has agreed to indemnify the purchaser upon the occurrence of certain events. The accompanying consolidated balance sheets and statements of income have been reclassified for all prior periods presented to reflect Clipper as a discontinued operation. Cash flows associated with the discontinued operations of Clipper have been combined with cash flows from continuing operations in the accompanying consolidated cash flow statements.
Summarized financial information for Clipper is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	($ thousands, except per share data)
Revenue from discontinued operations	$—	$26,738	$48,252	$78,998

Income from discontinued operations, net of tax	$—	$360	$530	$1,154

Gain from disposal of discontinued operations, net of tax	$—	$—	$3,063	$—

Discontinued operations per diluted share:
Income from discontinued operations	$—	$0.01	$0.02	$0.04
Gain from disposal of discontinued operations	—	—	0.12	—

	$—	$0.01	$0.14	$0.04

NOTE I — SALE OF PROPERTIES TO G.I. TRUCKING COMPANY
During the third quarter of 2005, the Company sold three terminals to G.I. Trucking Company, resulting in a pre-tax gain of $15.4 million, which is reflected as a reduction of operating expenses and costs in the accompanying consolidated statements of income for the three and nine months ended September 30, 2005. On an after-tax basis, the transaction resulted in a gain of $9.8 million, or $0.38 per diluted share.
NOTE J — SUBSEQUENT EVENT
During the period from October 1, 2006 to November 3, 2006, the Company purchased 250,000 shares of the Company’s Common Stock in the open market for an aggregate cost of $10.1 million. These common shares were added to the Company’s treasury stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
General
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition describes the principal factors affecting critical accounting policies, liquidity and capital resources, and results of operations of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s 2005 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Critical Accounting Policies
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2005 Annual Report on Form 10-K, and, in part, below. The following policies have been updated since the Company filed its 2005 Annual Report on Form 10-K.
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
The following table provides the key assumptions the Company utilized in determining the estimated pension expense for 2006 and 2005:

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
Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2006 and 2005, these limits are generally $1.0 million per claim for each workers’ compensation or third-party casualty claim. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements total $74.1 million and $65.2 million as of September 30, 2006 and December 31, 2005, respectively. The Company does not discount its claims liabilities.
Under the Company’s accounting policy for claims, management annually estimates the development of the claims based upon a third party’s calculation of development factors and analysis of historical trends. Actual payments may differ from management’s estimates as a result of a number of factors, including increases in medical costs and other case-specific factors. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable on an overall basis with respect to the estimates of the liabilities made under the Company’s methodology.
The accompanying consolidated balance sheets include reclassifications to report expected recoveries from insurance carriers and amounts which have been paid by the Company for claims above the self-insurance retention level in other accounts receivable, net of allowances. Prior to this reclassification, these amounts were recorded as a reduction to accrued expenses
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations, short-term investments and borrowing capacity under its revolving Credit Agreement.
Cash Flow and Short-Term Investments: Cash and cash equivalents and short-term investments totaled $145.6 million at September 30, 2006 and $127.0 million at December 31, 2005.
During the nine months ended September 30, 2006, cash provided from operations of $118.1 million, proceeds from the sale of Clipper of $21.5 million, proceeds from asset sales of $10.5 million and proceeds from stock option exercises of $5.6 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $109.2 million, purchase 400,000 shares of the Company’s Common Stock for $16.7 million and pay dividends on Common Stock of $11.5 million.
During the nine months ended September 30, 2005, cash provided from operations of $104.8 million and proceeds from asset sales of $27.0 million (including proceeds from the sale of properties to G.I. Trucking Company) were used to purchase revenue equipment and other property and equipment totaling $77.0 million, pay dividends on Common Stock of $9.9 million and purchase 371,650 shares of the Company’s Common Stock for $12.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Credit Agreement: The Company has a $225.0 million Credit Agreement dated as of June 3, 2005 with Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents. The Credit Agreement has a maturity date of May 15, 2010, provides for up to $225.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to participating bank approval. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans as long as the total revolving credit loans do not exceed $275.0 million, subject to receiving the commitments of the participating banks.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its LIBOR margin, facility fees, utilization fees and letter of credit fees. The Company will pay a utilization fee if the borrowings under the Credit Agreement exceed 50% of the $225.0 million Credit Agreement facility amount. The Company has a senior unsecured debt rating of BBB+ with a positive outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of amounts drawn under the facility.
As of September 30, 2006, there were no outstanding revolver advances and approximately $52.5 million of outstanding letters of credit issued under the facility, resulting in additional borrowing capacity of $172.5 million. As of December 31, 2005, there were no outstanding revolver advances and approximately $51.1 million of outstanding letters of credit.
The Credit Agreement contains various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of September 30, 2006, the Company was in compliance with the covenants.
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including debt, capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of September 30, 2006:

	Payments Due by Period
			($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$1,194	$170	$373	$421	$230
Capital lease obligations	253	93	160	—	—
Operating lease obligations (1)	37,130	11,174	13,829	7,806	4,321
Purchase obligations (2)	44,765	44,765	—	—	—
Voluntary savings plan distributions (3)	2,062	2,062	—	—	—
Postretirement health distributions (4)	927	927	—	—	—
Deferred salary distributions (5)	1,063	1,063	—	—	—
Supplemental pension distributions (6)	3,710	3,710	—	—	—

Total	$91,104	$63,964	$14,362	$8,227	$4,551

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2006, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $36.4 million for terminal facilities and $0.7 million for other equipment.

(2)	Purchase obligations relating to revenue equipment and property are cancelable if certain conditions are met. These commitments were included in the Company’s net capital expenditure plan disclosed in the 2005 Annual Report on Form 10-K.

(3)	The Company maintains a Voluntary Savings Plan (“VSP”). The VSP is a nonqualified deferred compensation plan for certain executives of the Company and certain subsidiaries. Eligible employees are allowed to defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Elective distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above.

(4)	The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s projected distributions for postretirement health benefits for 2006 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected discount rates, increases in premiums and medical costs and continuation of the plan for current participants.

(5)	The Company has deferred salary agreements with certain employees of the Company. The Company’s projected deferred salary agreement distributions for 2006 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected salaries and retirements, deaths or disability of current employees.

(6)	The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company and ABF. Distributions to officers that retired during the first nine months of 2006 totaled $14.6 million and were funded from available cash and short-term investments. Distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. The liability accrued as of September 30, 2006 related to the supplemental pension benefit plan totaled $14.9 million and is included in other liabilities in the accompanying consolidated balance sheet.
Beginning January 1, 2006, all new nonunion employees of the Company began participating in a new, more flexible defined contribution plan into which the Company will make discretionary contributions. Based upon currently available information, management of the Company anticipates making contributions of approximately $0.3 million in early 2007. However, because the contributions are discretionary, amounts could differ from this estimate.
Other Liquidity Information: The Company has generated between $74.3 million and $147.5 million of operating cash flow annually for the years 2003 through 2005. Management believes cash generated by operations, short-term investments and amounts available under the existing Credit Agreement will be sufficient

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
Management does not expect the absence of operating cash flows from Clipper as a result of its sale to have a material impact upon future liquidity or capital resources. In addition, management is not aware of any known trends or uncertainties that would cause a significant change in its sources of liquidity.
As disclosed in the Company’s 2005 Annual Report on Form 10-K, 2006 capital expenditures were expected to range between $125.0 million and $145.0 million. Due to the incremental investment related to regional growth initiatives, the 2006 spending levels are expected to be at the upper end of the capital expenditure forecast.
In September 2006, the Company made a $5.0 million tax-deductible voluntary contribution to its nonunion defined benefit pension plan and does not anticipate making further contributions in 2006.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during 2006 or 2005.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements primarily include future minimum rental commitments, net of noncancelable subleases of $37.1 million under operating lease agreements. In the normal course of business, the Company is contingently liable for performance under letters of credit primarily issued to secure workers’ compensation obligations under the Company’s self-insurance program for which related liabilities are reflected in the accompanying consolidated balance sheets.
The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company
Recent Accounting Pronouncements
In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” was issued. This interpretation provides guidance for the recognition and measurement of tax positions and related reporting and disclosure requirements. Adoption of this interpretation, which is effective for the Company beginning January 1, 2007, is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Adoption of this statement, which is effective for the Company beginning January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (“FAS 158”), an amendment of FASB Statements No. 87, 106, and 132(R)”. FAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of taxes, to report the funded

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
status of defined benefit pension and other postretirement benefit plans. FAS 158 requires prospective application, and the recognition and disclosure requirements are effective for the Company’s year ending December 31, 2006. As a result of adjusting liabilities to record the funded status of Arkansas Best’s plans, previously unrecognized actuarial losses and prior service costs will be recognized within accumulated other comprehensive income. Based on currently available information, Arkansas Best’s stockholders’ equity is estimated to be reduced, net of deferred taxes, by approximately $40 million at December 31, 2006 due to adoption of the new accounting standard. However, the impact at the time of adoption of FAS 158 could vary from this amount based upon changes in assumptions, including discount rate, asset returns and tax rates.
Results of Operations
Executive Overview
Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. Principal subsidiaries are ABF Freight System, Inc. (“ABF”); and FleetNet America, Inc. For the nine months ended September 30, 2006, ABF represented 97.4% of total revenues from continuing operations. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which creates operating leverage at higher levels, the pricing environment, customer account mix and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the U.S. economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2005 Annual Report on Form 10-K. During the three and nine months ended September 30, 2006, ABF’s total tonnage per day increased by 2.5% and 4.4%, respectively, as compared to the same periods in 2005. The higher tonnage level experienced in 2006 follows a slight increase reported in 2005 over 2004 levels. The percentage change in ABF’s tonnage per day for October 2006 was in the high single digits below the same period of 2005. ABF’s management believes the tonnage decline has been due, in part, to delays in the timing or reduction in the volumes of normal holiday orders destined to ABF’s retail customers and to a significant decline in larger shipments that are awarded by customers on the basis of individual “spot” quotations. The October 2006 tonnage decline that ABF experienced may not be indicative of the broader market. As there are numerous factors that impact tonnage, ABF cannot predict with reasonable certainty future tonnage levels, and comparisons for the month of October are not necessarily indicative of the total results for the fourth quarter of 2006.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. Changes in ABF’s pricing are typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, density and customer and geographic mix. For many years, consistent profile characteristics made billed-revenue-per-hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of larger changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered, together with measures of billed-revenue-per-hundredweight changes. During the first nine months of 2006, the pricing environment was competitive, yet rational, with retention of the April 3, 2006 general rate increase continuing to be in line with management’s expectations for the third quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
During the nine months ended September 30, 2006, ABF experienced freight profile changes that impacted the reported revenue per hundredweight, as further discussed in the ABF section. The combination of higher weight per shipment and shorter length of haul has the effect of reducing the overall revenue-per-hundredweight measurement without a commensurate impact on effective pricing or profitability. Management expects the pricing environment to remain rational through the rest of 2006, although there can be no assurances in this regard.
ABF’s ability to effectively manage labor costs, which amounted to approximately 60% of ABF’s revenues for the nine months ended September 30, 2006, has a direct impact on operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency and the degree to which rail service is used. ABF is generally very effective in managing its labor costs to business levels.
Labor costs are impacted by ABF’s contractual obligations under its agreement with the International Brotherhood of Teamsters (“IBT”). Retirement and health-care benefits for ABF’s contractual employees are provided by a number of multiemployer plans (see Note D to the Company’s consolidated financial statements regarding ABF’s contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes).
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. While the fuel surcharge impacts ABF’s overall rate structure, the total price received from customers is governed by market forces. Although fuel costs have increased significantly during 2005 and 2006, increased revenues from fuel surcharges more than offset these higher direct diesel fuel costs. Other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. However, the total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. Beginning in late August 2006, fuel prices began to decline and as of late-October, the fuel surcharge was 5.4 revenue percentage points below the third quarter peak reached in August 2006. As diesel fuel prices decline, the fuel surcharge and associated direct diesel fuel costs also decline by different degrees. Depending upon the rates of these declines and the impact on costs in other fuel and energy-related areas, operating margins could be negatively impacted. However, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin, since the total price is governed by market forces, although there can be no assurances in this regard. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Through the first nine months of 2006, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers.
In September 2006, ABF and the IBT reached agreement on specific terms outlining a third phase of ABF’s program to implement new linehaul operating models and added work-rule flexibility as a result of provisions in its labor contract. This agreement was preceded by similar arrangements with the IBT in April 2006 covering 54 facilities in states along the U.S. East Coast and the June 2005 initial implementation of this program in 13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Northeastern facilities. The September agreement provides for the addition of 153 facilities in the South and Central regions of the United States with new linehaul operating models that will allow ABF to offer more second-day service lanes, overnight lanes and even same-day service in selective lanes. As a result of the latest phase of this program, 220 of ABF’s total 289 facilities, over three-quarters of the total, will operate with additional linehaul operating models. The geographic coverage of these 220 facilities includes regions in the eastern two-thirds of the United States. The operational implementation of the third phase of this program began in October 2006. Marketing of the new linehaul operating models, which are known as the Regional Performance Model (“RPM”), was initiated in August 2006 in the East Coast states. Marketing of the RPM program in the South and Central regions is expected to begin in late November or early December 2006.
Through the first nine months of 2006, the operation of ABF’s RPM initiative has been in-line with management’s expectations; however, additional freight resulting from the RPM model has not had a significant impact on ABF’s revenues and is currently not expected to have a meaningful impact on system revenues until the second half of 2007. However, continuing development of the RPM network will require ongoing investment in personnel and infrastructure that may adversely affect ABF’s operating results. Management estimates that ABF’s fourth quarter 2006 operating ratio could deteriorate as much as a percentage point compared to the fourth quarter of 2005 related to continuing investments in the RPM initiative.
Consistent with a trend seen in the last few years, ABF experienced higher year-over-year growth rates in freight with a length of haul of 800 miles or less. During the nine months ended September 30, 2006, ABF’s tonnage per day with a length of haul of 800 miles or less increased 6.2% compared to the prior year period. During the nine months ended September 30, 2006, this freight accounted for 36.5% of ABF’s total tonnage compared to 35.6% in the same period of 2005. Management believes that this growth was due largely to increased tonnage available in shorter lanes with only limited benefit attributable to ABF’s new regional operating models.
In addition to attracting short-haul business, the new linehaul operating models and other internal initiatives are helpful in attracting premium-priced, time-definite freight. Although ABF’s time-definite freight is growing rapidly, management believes this freight represents a smaller portion of ABF’s total revenues than other similarly situated LTL companies. ABF continues to pursue growth in time-definite freight services.
The Company ended the third quarter of 2006 with no borrowings under its revolving Credit Agreement, $145.6 million in cash and short-term investments and $611.9 million in stockholders’ equity. Because of the Company’s financial position at September 30, 2006, the Company should continue to be in a position to pursue profitable growth opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		($ thousands, except per share data)
WORKDAYS	63	64	191	192
OPERATING REVENUES
ABF	$493,722	$451,806	$1,374,256	$1,253,414
Other revenues and eliminations	13,585	11,445	37,267	31,580

	$507,307	$463,251	$1,411,523	$1,284,994

OPERATING INCOME (LOSS)
ABF	$49,442	$51,953	$104,284	$107,256
Other (includes a gain of $15.4 million on sale of properties to G.I. Trucking Company in 2005) and eliminations	346	12,896	(190)	12,510

	$49,788	$64,849	$104,094	$119,766

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.24	$1.58	$2.59	$2.85
Income from discontinued operations	—	0.01	0.14	0.04

NET INCOME	$1.24	$1.59	$2.73	$2.89

Consolidated revenues from continuing operations for the three and nine months ended September 30, 2006 increased 11.2% and 10.4%, on a per-day basis, respectively, as compared to the same periods in 2005. The increase is primarily due to revenue growth at ABF, as discussed in the ABF section that follows.
Consolidated operating income from continuing operations for the third quarter of 2006 and for the nine months ended September 30, 2006, decreased 23.2% and 13.1%, respectively, as compared to the same periods in 2005. The comparisons were impacted by the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
		($ thousands)
EFFECT ON OPERATING INCOME (LOSS)
Settlement accounting expense (1)	$(1,021)	$—	$(10,104)	$—
Share-based compensation expense (2)	(1,416)	(297)	(3,494)	(527)
Gain on the sale of properties to G.I. Trucking Company (3)	—	15,370	—	15,370

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Consolidated income from continuing operations per share for the third quarter of 2006 and for the nine months ended September 30, 2006 decreased 21.5% and 9.1%, respectively, compared to the same periods in 2005. The comparisons were impacted by the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

EFFECT ON DILUTED EARNINGS PER SHARE:
Settlement accounting expense (1)	$(0.02)	$—	$(0.24)	$—
Share-based compensation expense (2)	(0.03)	(0.01)	(0.08)	(0.01)
Gain on the sale of properties to G.I. Trucking Company (3)	—	0.38	—	0.38

(1)	The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company. Under Financial Accounting Standards Board Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company is required to record a pension accounting settlement (“settlement”) when cash payouts exceed annual service and interest costs of the related plan. For the nine months ended September 30, 2006, the Company settled obligations of $26.2 million and as a result recorded settlement expenses of $10.1 million on a pre-tax basis, or $0.24 per diluted share, after tax. During the third quarter of 2006, the Company settled obligations of $2.8 million and recorded settlement expenses of $1.0 million on a pre-tax basis, or $0.02 per diluted share, after tax. During the first quarter of 2007, the Company anticipates settling obligations of $3.0 million to $3.2 million and recording additional settlement expenses of approximately $1.0 to $1.2 million on a pre-tax basis, or between $0.02 and $0.03 per diluted share, net of taxes. The estimated range is being provided because the final settlement amount is dependent upon the pension actuarial valuation, which is based on the discount rate determined at the settlement date. Effective December 16, 2005, the Company’s supplemental pension benefit plan was closed to new participants, and new executive officers are participating in a three-year, performance-based plan.

(2)	Prior to January 1, 2006, the Company accounted for share-based compensation under the “intrinsic value method” and the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Under this method, no share-based compensation expense associated with the Company’s stock options was recognized in periods prior to 2006 as all options have been granted with an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company has not granted stock options since January 2004. However, compensation expense related to restricted stock awards has been recognized for periods subsequent to the restricted stock grants in April 2005 and April 2006.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, (“FAS 123(R)”) using the modified-prospective transition method. Under that transition method, compensation expense recognized during the first nine months of 2006 reflects the costs of stock options granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The adoption of FAS 123(R), combined with the expense of the restricted stock program, resulted in additional share-based compensation in 2006 versus 2005 as reflected in the table above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
For the full year of 2006, the Company estimates its compensation cost from stock options and restricted stock grants to total $4.6 million (pre-tax), or $0.11 per diluted share (after-tax). For the year ended December 31, 2005, restricted stock expense was $0.8 million (pre-tax), or $0.02 per diluted share, after-tax. Unrecognized compensation cost related to stock options and restricted stock awards outstanding as of September 30, 2006 totaled $11.7 million, which is expected to be recognized over a weighted-average period of 3.9 years.

(3)	During the third quarter of 2005, the Company sold three terminals to G.I. Trucking Company, resulting in a pre-tax gain of $15.4 million. On an after-tax basis, the transaction resulted in a gain of $9.8 million, or $0.38 per diluted share.
In addition to the above, consolidated income from continuing operations and related per share amounts for the third quarter of 2006 and for the nine months ended September 30, 2006 primarily reflects the operating results of ABF, as discussed in the ABF section that follows.
As discussed in Note H to the Company’s consolidated financial statements, on June 15, 2006, the Company sold Clipper Exxpress, its former intermodal subsidiary, for $21.5 million in cash. The Company’s discontinued operations include an after-tax gain of $0.12 per diluted share as a result of the sale. In addition, discontinued operations for 2006 includes after-tax income of $0.02 per diluted share associated with Clipper’s year-to-date operating results through the closing date.
Operating Segment Data
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	56.4%	56.8%	58.5%	60.0%
Supplies and expenses	15.9	14.6	16.1	14.6
Operating taxes and licenses	2.5	2.5	2.6	2.6
Insurance	1.6	1.8	1.6	1.7
Communications and utilities	0.7	0.8	0.8	0.8
Depreciation and amortization	3.4	3.0	3.4	3.2
Rents and purchased transportation	9.3	9.0	8.7	8.4
Other	0.3	0.2	0.2	0.2
Settlement accounting expense	0.2	0.0	0.7	0.0
Gain on sale of property and equipment	(0.3)	(0.2)	(0.2)	(0.1)

	90.0%	88.5%	92.4%	91.4%

ABF OPERATING INCOME	10.0%	11.5%	7.6%	8.6%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2006	2005	% Change

Workdays	63	64
Billed revenue* per hundredweight, including fuel surcharges	$25.91	$24.43	6.1%
Billed revenue* per hundredweight, excluding fuel surcharges	$22.40	$21.72	3.1%
Pounds	1,880,713,761	1,863,940,303	0.9%
Pounds per day	29,852,599	29,124,067	2.5%
Shipments per DSY hour	0.484	0.505	(4.2)%
Pounds per DSY hour	614.03	641.54	(4.3)%
Pounds per shipment	1,269.00	1,271.34	(0.2)%
Pounds per mile	18.30	19.40	(5.7)%
Average haul (miles)	1,186	1,196	(0.8)%

	Nine Months Ended September 30
	2006	2005	% Change

Workdays	191	192
Billed revenue* per hundredweight, including fuel surcharges	$25.01	$23.77	5.2%
Billed revenue* per hundredweight, excluding fuel surcharges	$21.84	$21.40	2.1%
Pounds	5,513,308,383	5,310,111,934	3.8%
Pounds per day	28,865,489	27,656,833	4.4%
Shipments per DSY hour	0.492	0.502	(2.0)%
Pounds per DSY hour	627.54	623.64	0.6%
Pounds per shipment	1,275.22	1,243.38	2.6%
Pounds per mile	19.13	19.39	(1.3)%
Average haul (miles)	1,179	1,196	(1.4)%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and nine months of 2006 was $493.7 million and $1,374.3 million, respectively, compared to $451.8 million and $1,253.4 million for the same periods of 2005.
ABF’s revenue-per-day increase of 11.0% and 10.2% for the three and nine months ended September 30, 2006 over the same periods in 2005 is primarily attributable to increases in revenue per hundredweight, including fuel surcharges, and tonnage growth.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Effective April 3, 2006 and May 23, 2005, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.9% and 5.8%, respectively, although the amounts vary by lane and shipment characteristic. ABF’s increase in reported revenue per hundredweight for the three and nine months ended September 30, 2006 compared to the same periods in 2005 has been impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, density and customer and geographic mix. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. The fuel surcharge averaged 13.4% and 12.7% of revenue for the three and nine months ended September 30, 2006, compared to 11.2% and 10.0% for the same periods in 2005.
ABF’s yield and profitability were enhanced by improved rates, including fuel surcharges. ABF’s total weight per shipment for the third quarter of 2006 was reasonably comparable with the prior year period; however, total weight per shipment increased 2.6% for the nine months ended September 30, 2006 compared to the same period last year. Total length of haul declined by 0.8% and 1.4% during the three and nine months ended September 30, 2006 compared to the same periods in 2005. Both higher weight per shipment and shorter length of haul reduce the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the three and nine months ended September 30, 2006, figures for billed revenue per hundredweight, excluding fuel surcharges, compared to the same periods in 2005 reflect a competitive but rational pricing environment.
ABF generated operating income of $49.4 million and $104.3 million for the three and nine months ended September 30, 2006 versus $52.0 million and $107.3 million during the same periods in 2005. Compared to the prior year third quarter, higher revenues were more than offset by an increase in operating expenses, as discussed below. ABF’s operating income was also impacted by settlement accounting expense of $1.0 million and $10.1 million reported in the third quarter and first nine months of 2006, respectively.
ABF’s operating ratio increased to 90.0% for the third quarter of 2006 from 88.5% reported in the third quarter of 2005. For the nine months ended September 30, 2006, ABF’s operating ratio increased to 92.4% from 91.4% in the same period of 2005. Settlement accounting expense added 0.2 percentage points and 0.7 percentage points to ABF’s operating ratio for the three and nine months ended September 30, 2006, respectively. The favorable impact of ABF’s higher yields and tonnage levels as compared to the prior year periods was offset by changes in operating expenses as described in the following paragraphs.
Salaries, wages and benefits expense for the three and nine months ended September 30, 2006 decreased 0.4% and 1.5% as a percent of revenue compared to the same periods in 2005. This decrease is due primarily to the fact that a portion of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. The overall improvement in salaries, wages and benefits as a percent of revenue was offset in part by contractual increases under the IBT National Master Freight Agreement. The five-year agreement was effective April 1, 2003 and provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4%, subject to additional wage rate cost-of-living increases. The annual wage adjustment occurred on April 1, 2006 for an increase of 2.6%, which included a $0.10 per hour cost-of-living adjustment. An annual health, welfare and pension cost increase of 5.7% occurred on August 1, 2005. On August 1, 2006, health, welfare and pension benefit costs under this agreement increased 5.4%.
Salaries, wages and benefits expense is also affected by the productivity measures reported in the above tables. For the three months ended September 30, 2006, pounds per DSY hour decreased 4.3% and pounds per mile decreased 5.7% primarily due to the addition of new employees to support ABF’s current and future growth opportunities, including the RPM program, as well as initiatives to improve customer service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Supplies and expenses increased 1.3% and 1.5% as a percent of revenue for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Fuel costs, on an average price-per-gallon basis, excluding taxes, increased to $2.32 and $2.17 for the three and nine months ended September 30, 2006, compared to $1.96 and $1.71 for the same periods of 2005.
Depreciation and amortization increased 0.4% and 0.2% as a percent of revenue for the three and nine months ended September 30, 2006 compared to the same periods in 2005. This increase is due primarily to higher depreciation on road tractors and trailers purchased in 2005 and 2006 influenced by a low double-digit percentage increase in unit costs from 2004 levels. ABF continues to replace older, fully depreciated trailers with new trailers.
Rents and purchased transportation increased 0.3% as a percent of revenue for both the three and nine months ended September 30, 2006 compared to the same periods in 2005. This increase is due primarily to costs of cartage, ocean and air transportation associated with higher demand for growth in special markets and time-sensitive services. In addition, rail costs per mile have increased due to rate increases from major carriers and rising fuel costs. However, in the third quarter of 2006, rail utilization declined to 17.0% from 17.8% reported in the prior-year period, reflecting higher utilization of ABF’s linehaul network in order to improve customer service levels.
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
Other Long-Term Assets
Other long-term assets decreased $19.6 million from December 31, 2005 to September 30, 2006, primarily attributable to distributions of benefits to previously retired officers from the Supplemental Benefit Plan Trust assets, which are considered to be part of the general assets of the Company.
Accounts Payable
Accounts payable increased $11.5 million from December 31, 2005 to September 30, 2006, due primarily to higher revenue levels and accruals for revenue equipment received but not yet paid for as of September 30, 2006.
Other Long-Term Liabilities
Other long-term liabilities decreased $10.0 million from December 31, 2005 to September 30, 2006, due primarily to distributions of benefits to previously retired officers from the Supplemental Benefit Plan Trust.

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
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as increases in fuel and labor costs, which are discussed above, have generally been offset through fuel surcharges and price increases.

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
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal and environmental exposures. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these legal actions are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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
The following table presents purchases made during the third quarter 2006:

		Average	Cumulative	Maximum Dollar
	Total Number	Price Paid	Total Number of	Value of Shares
	of Shares	Per Share	Shares Purchased	That May Yet Be
	Purchased During	During	as Part of Publicly	Purchased Under
Period Ending	3rd Quarter 2006	3rd Quarter 2006	Announced Program	the Program

June 30, 2006	—	—	1,143,150	$37,442,235.39
July 31, 2006	—	—	1,143,150	$37,442,235.39
August 31, 2006	100,000	$41.84	1,243,150	$33,258,194.39
September 30, 2006	—	—	1,243,150	$33,258,194.39

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

ARKANSAS BEST CORPORATION (Registrant)
Date: November 6, 2006	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer