Form 10-K
period 2006-12-31
ARKANSAS BEST CORP /DE/
filed 2007-02-23
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number 0-19969
ARKANSAS BEST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0673405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas	72903

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 479-785-6000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, $.01 Par Value	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
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
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 30, 2006, was $1,155,690,750.
The number of shares of Common Stock, $.01 par value, outstanding as of February 21, 2007, was 25,151,122.
Documents incorporated by reference into this Form 10-K:

(1)	The following sections of the Registrant’s 2006 Annual Report to Stockholders are incorporated herein by reference in Part I and Part II:
—	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

—	Selected Financial Data

—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

—	Quantitative and Qualitative Disclosures about Market Risk

—	The Report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements, including the notes thereto

—	Controls and Procedures

(2)	Portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Registrant’s Annual Stockholders’ Meeting to be held April 24, 2007, are incorporated by reference in Part III.
INTERNET: arkbest.com

ARKANSAS BEST CORPORATION
FORM 10-K

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	availability and cost of capital;

•	shifts in market demand;

•	weather conditions;

•	the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries;

•	future costs of operating expenses such as fuel and related taxes;

•	self-insurance claims and insurance premium costs;

•	relationships with employees, including unions;

•	union and nonunion employee wages and benefits;

•	governmental regulations and policies;

•	costs of continuing investments in technology;

•	the timing and amount of capital expenditures;

•	competitive initiatives and pricing pressures;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.
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

ITEM 1. BUSINESS
(a) General Development of Business
Corporate Profile
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiaries of the Company are ABF Freight System, Inc. (“ABF”) and FleetNet America, Inc. (“FleetNet”).
Historical Background
The Company was publicly owned from 1966 until 1988, when it was acquired in a leveraged buyout by a corporation organized by Kelso & Company, L.P. (“Kelso”).
In 1992, the Company completed a public offering of its Common Stock, par value $.01 (the “Common Stock”). The Company also repurchased substantially all of the remaining shares of Common Stock beneficially owned by Kelso, thus ending Kelso’s investment in the Company.
In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (“Preferred Stock”). The Company’s Preferred Stock was traded on The Nasdaq National Market (“Nasdaq”) under the symbol “ABFSP.” On July 10, 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. On August 13, 2001, the Company announced the call for redemption of the 1,390,000 shares of Preferred Stock that remained outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. A total of 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share. The Company paid $0.4 million to the holders of these shares in redemption of their Preferred Stock. The Company delisted its Preferred Stock trading on Nasdaq under the symbol “ABFSP” on September 12, 2001, eliminating the Company’s annual dividend requirement.
In August 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation (“WorldWay”), at a price of $11 per share (the “Acquisition”). WorldWay was a publicly held company engaged through its subsidiaries in motor carrier operations. The total purchase price of WorldWay amounted to approximately $76.0 million.
In 1999, the Company acquired 2,457,000 shares of Treadco, Inc. common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company. On September 13, 2000, Treadco entered into a joint venture agreement with The Goodyear Tire & Rubber Company (“Goodyear”) to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC (“Wingfoot”). On April 28, 2003, the Company sold its 19.0% ownership interest in Wingfoot to Goodyear for $71.3 million.
On August 1, 2001, the Company sold the stock of G.I. Trucking Company, a wholly owned subsidiary of the Company, for $40.5 million to a company formed by the senior executives of G.I. Trucking Company and Estes Express Lines.

ITEM 1. BUSINESS-continued
On December 31, 2003, Clipper Exxpress Company (“Clipper”), a wholly owned subsidiary of the Company, closed the sale of all customer and vendor lists related to Clipper’s less-than-truckload (“LTL”) freight business to Hercules Forwarding, Inc. of Vernon, California, for $2.7 million. With this sale, Clipper exited the LTL business.
On June 15, 2006, the Company sold Clipper for $21.5 million. With this sale the Company exited the intermodal transportation business. (See Note R to the Company’s consolidated financial statements, incorporated herein by reference.)
(b) Financial Information about Industry Segments
The response to this portion of Item 1 is included in “Note K – Operating Segment Data” to the consolidated financial statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2006, and is incorporated herein by reference.
(c) Narrative Description of Business
General
During the periods being reported on and following the sale of Clipper, the Company operated one reportable operating segment – ABF. Note K to the consolidated financial statements in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 contains additional information regarding the Company’s operating segment for the year ended December 31, 2006, and is incorporated herein by reference.
Employees
At December 31, 2006, the Company and its subsidiaries had a total of 12,665 active employees of which approximately 74% are members of labor unions.
Motor Carrier Operations
Less-Than-Truckload (“LTL”) Motor Carrier Operations
General
The Company’s LTL motor carrier operations are conducted through ABF, ABF Freight System (B.C.), Ltd. (“ABF-BC”), ABF Freight System Canada, Ltd. (“ABF-Canada”), ABF Cartage, Inc. (“Cartage”), Land-Marine Cargo, Inc. (“Land-Marine”) and FreightValue, Inc. (“FreightValue”) (collectively “ABF”).
LTL carriers service shipping customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, shipments are picked up at customers’ places of business and consolidated at a local terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without re-handling. In addition to its traditional LTL long-haul model, the Company has implemented a regional network to facilitate next-day and second-day delivery in the eastern two-thirds of the United States. Development and

ITEM 1. BUSINESS-continued
expansion of the regional network, which is known as the Regional Performance Model (“RPM”), is enabled by added work-rule flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. The RPM runs parallel with the Company’s national long-haul network, and as a result, increases service reliability and provides customers a single source for their national, inter-regional and regional transportation needs.
Competition, Pricing and Industry Factors
The trucking industry is highly competitive. The Company’s LTL motor carrier subsidiaries actively compete for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. In general, most of the principal motor carriers use similarly structured tariffs to rate less-than-truckload shipments. Competition for freight revenue, however, has resulted in discounting which effectively reduces prices paid by shippers. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts. ABF charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index.
The trucking industry, including the Company’s LTL motor carrier subsidiaries, is directly affected by the state of the manufacturing and retail sectors of the North American economy. The trucking industry faces rising costs including government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.
ABF competes with nonunion and union LTL carriers. Competitors include Yellow Transportation and Roadway Express, (operated by YRC Worldwide, Inc.), FedEx Freight (operated by FedEx Corporation), UPS Freight (operated by UPS, Inc.), Con-Way, Inc., Old Dominion Freight Line, Inc. and Saia, Inc.
On August 19, 2005, the U.S. Department of Transportation (“DOT”) issued new rules regulating work and sleep schedules for commercial truck drivers. The new rules replaced Hours-of-Service Regulations that were updated in 2003. The new rules, which were effective October 1, 2005, reduced the number of hours a driver can be on duty from 15 to 14 but increased the number of driving hours, during that tour of duty, from 10 to 11. In addition, the rules require the rest period between driving tours to be 10 hours as opposed to 8. The rules also provide for a “restart” provision, which states that a driver can be on duty for 70 hours in 8 days, but if the driver has 34 consecutive hours off duty for any reason, the driver “restarts” at zero hours. The operational impact of these rules on ABF’s over-the-road linehaul relay network has been modest and includes a small decline in driver and equipment utilization, offset by the opportunity to further improve transit times. The rules have limited impact on LTL carriers, such as ABF, whose pickup, linehaul and delivery operations typically are performed by different drivers. Impacts on the truckload industry have been more significant, including a decline in driver utilization and flexibility and an exacerbation of a nationwide driver shortage. As a result, truckload carriers have increased driver pay, raised customer prices and increased charges for stop-off and detention services, making LTL carriers more competitive on many larger shipments.

ITEM 1. BUSINESS-continued
Insurance, Safety and Security
Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $1.0 million of each cargo loss, $1.0 million of each workers’ compensation loss and generally $1.0 million of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note P to the Company’s consolidated financial statements). The Company pays premiums to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these self-insured states, depending on each state’s rules, the guaranty funds will pay excess claims if the insurer cannot due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds (see Note P to the Company’s consolidated financial statements). The Company has been able to obtain what it believes to be adequate coverage for 2007 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.
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
ABF Freight System, Inc.
Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for 97.3% of the Company’s consolidated revenues for 2006. ABF is one of North America’s largest LTL motor carriers and provides direct service to over 97% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 47,000 communities through 289 service centers in all 50 states, Canada and Puerto Rico. Through relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.
ABF offers national, inter-regional and regional transportation of general commodities through standard, expedited and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value and commodities in bulk. ABF’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, pipeline and water carrier.
General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2006, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for 9.4% of ABF’s revenues.

ITEM 1. BUSINESS-continued
Employees
At December 31, 2006, ABF had a total of 12,235 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2006, such costs amounted to 58.9% of ABF’s revenues. Approximately 77% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). On March 28, 2003, the IBT announced the ratification of its National Master Freight Agreement (the “National Agreement”) with the Motor Freight Carriers Association (“MFCA”) by its membership. Carrier members of MFCA, including ABF, ratified the agreement on the same date. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The collective bargaining agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%, subject to wage rate cost-of-living adjustments. Under the terms of the National Agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their proportionate share of the plan’s unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note J to the Company’s consolidated financial statements for more specific disclosures regarding the multiemployer plans. Negotiations on a new agreement to replace the National Agreement are expected to begin prior to its expiration on March 31, 2008, and among the issues expected to be addressed are annual contractual wage and benefit increases, as well as contributions to the various multiemployer benefit and pension plans.
Three of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Union companies typically have comparable wage costs and significantly higher fringe benefit costs than non-union companies. The Company believes that union companies also experience lower employee turnover and higher productivity compared to some nonunion firms. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties are encountered in certain situations.
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
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $106,000 over the last

ITEM 1. BUSINESS-continued
10 years primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2006 and 2005, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million and $1.5 million, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the Company’s future undiscounted exposure related to identified properties based on current environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s estimate is founded on management’s experience with similar environmental matters and on testing performed at certain sites.
Discontinued Operations – Intermodal Operations
The Company’s intermodal transportation operations were conducted through Clipper. On June 15, 2006, Clipper was sold for $21.5 million and is reported as discontinued operations in the accompanying consolidated financial statements.
(d) Financial Information About Geographic Areas
Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and therefore are not provided. The Company’s foreign operations are not significant.
(e) Available Information
The Company files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements and other information electronically with the Securities and Exchange Commission (“SEC”). All reports and financial information filed with the SEC can be obtained, free of charge, through the Company’s Web site located at arkbest.com or through the SEC Web site located at sec.gov as soon as reasonably practical after such material is electronically filed with the SEC. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Each of the following risk factors could adversely affect our business, operating results and financial condition. Our operations include our primary operating subsidiary, ABF. For 2006, ABF represented 97.3% of the Company’s consolidated revenues.
The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating margins and income.
The factors that could have a negative impact on our performance in the future include general economic factors; loss of key employees; antiterrorism measures; an increasingly competitive freight rate environment; volatile fuel prices and the inability to collect fuel surcharges or obtain sufficient fuel supplies; loss of third-party rail service providers; increasing capital requirements; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; emissions-control regulations; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation and/or third party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; violation of federal regulations and increasing costs for compliance with regulations; a workforce stoppage by our employees covered under our collective bargaining agreement; difficulty in attracting and retaining qualified drivers and/or dockworkers; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; a failure of our information systems; a violation of an environmental law or regulation; and/or weather or seasonal fluctuations.
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
Our nonunion competitors have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. However, we believe that we have lower turnover rates and higher labor efficiency rates than some of our competitors. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. This could limit our ability to maintain or increase freight rates, maintain our operating margins or grow tonnage levels.
The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. We could experience some difficulty if the remaining LTL carriers, in fact, have a competitive advantage because of their size.
Our new service and growth initiatives may not be accepted by our customers.
Our continuing development of more second-day service lanes, overnight lanes and same-day service will require ongoing investment in personnel and infrastructure. In addition, the level of revenues expected to be generated from these service initiatives may be impacted by actions of our competitors. Depending on the timing and level of revenues generated from these service initiatives, our results of operations and cash flows may be negatively impacted.
We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.
Fuel prices have fluctuated significantly in recent years. However, consistent with industry practice, we charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. Customer acceptance of the fuel surcharges has been good; however, we cannot be certain that collection of fuel surcharges will continue in the future. Although fuel costs increased significantly in recent years, increased revenues from diesel fuel surcharges more than offset these higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel-related expenses is difficult to ascertain. As diesel fuel prices decline, the fuel surcharge and associated direct diesel fuel costs also decline by different degrees. Depending upon the rates of these declines and the impact on costs in other fuel and energy-related areas, operating margins could be negatively impacted. However, lower fuel surcharge levels may, over time, improve ABF’s ability to increase other elements of margin, since the total price is governed by market forces, although there can be no assurances in this regard. We do not have any long-term fuel purchase contracts and have not entered into any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our reported revenues. Volatile fuel prices will continue to impact our results of operations.
We depend on transportation provided by rail services and a disruption of this service could adversely affect our operations.
In 2006, ABF’s rail utilization was 15.5% of total miles. If a disruption in transportation services from the rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.
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
Manufacturers have raised the prices of new equipment significantly, in part, to offset their costs of compliance with new EPA tractor engine design requirements intended to reduce emissions. The initial requirements took effect October 1, 2002, and more restrictive EPA engine design requirements became effective on January 1, 2007. Further equipment price increases may result from these requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we were unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.
The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.
Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and may result in increased maintenance costs than engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.
Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.
From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions changed, some of those vendors have had difficulty fulfilling any increased demand for new equipment. Also, vendors must meet the new EPA emission-control design requirements that took effect on January 1, 2007, possibly leading to tractor shortages. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Ongoing claims expenses could have a material adverse effect on our operating results.
Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $1.0 million for each cargo loss and generally $1.0 million for each third-party casualty loss. For medical benefits, we self-insure up to $150,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. In addition, if we were to lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.
Increased insurance premium costs could have an adverse effect on our operating results.
In the last several years, insurance carriers have increased premiums for many companies, including transportation companies. We could experience additional increases in our insurance premiums in the future. If our insurance or claims expenses increase and we were unable to offset the increase with higher freight rates, our earnings could be adversely affected.
We operate in a highly regulated industry and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.
Various federal and state agencies exercise broad regulatory powers over the transportation business, generally governing such activities as authorization to engage in motor carrier operations, safety, insurance requirements and financial reporting. We could also become subject to new or more restrictive regulations, such as regulations relating to fuel emissions, drivers’ hours of service or ergonomics. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.
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

Most of ABF’s union employees are covered under a collective bargaining agreement with the IBT. This agreement expires in March 2008. Negotiations on a new agreement are expected to begin prior to March 2008. If an agreement is not reached before the expiration of the current agreement, we could be faced with a union workforce disruption or stoppage and, as a result, our results of operations and cash flows could be adversely impacted.
We compete against both union and nonunion LTL carriers. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than nonunion companies. Union companies typically experience lower employee turnover and higher productivity compared to some nonunion companies. Due to our national reputation, our working conditions and wages and benefits, we have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we were unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.
We could be obligated to make significant payments to cover withdrawal liabilities to multiemployer pension plans if we were to cease making our contractual monthly contributions to those plans. In addition, if a plan were found to have a funding deficiency under federal tax law, we would be required to make additional contributions to that plan to avoid excise taxes related to the funding deficiency.
Retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans, under the provisions of the Taft-Hartley Act. The multiemployer pension plans and their related trust funds are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. We are not directly involved in the administration of the multiemployer pension plans or their related trust funds. We contribute to these plans monthly based on the hours worked by our contractual employees, as specified in the National Master Freight Agreement and other supporting supplemental agreements. Approximately 50% of our contributions are made to the Central States Southeast and Southwest Area Pension Fund (“Central States”). No amounts are required to be paid beyond our monthly contractual obligations based on the hours worked by our employees, except as discussed below. Significant increases in required contributions to the multiemployer plans could adversely impact our liquidity and results of operations.
We have contingent liabilities for our share of the unfunded liabilities of each multiemployer pension plan to which ABF contributes. Our contingent liability for a plan would become payable if we were to withdraw from that plan. We have gathered data from the majority of these plans and currently estimate our total contingent withdrawal liabilities for these pension plans to be approximately $600 to $650 million on a pre-tax basis. The increase over the prior year withdrawal liability estimate primarily reflects changes in mortality assumptions used by the Central States plan. Though the best information available to us was used in computing this estimate, it is calculated with numerous assumptions, is not current and is continually changing. The funding status of these plans also may be impacted by investment returns as well as the number of participating employees, the number of employers who contribute and their related contribution amounts and the number of employees or retirees participating in the plans who no longer have a contributing employer. If we did incur withdrawal liabilities, those amounts would generally be payable over a period of 10 to 15 years.
Aside from the withdrawal liabilities, we would only have an obligation to pay an amount beyond ABF’s contractual obligations to these pension plans if we received official notification of a funding deficiency. ABF has not received notification of a funding deficiency for any of the plans to which it contributes. The amount of any potential funding deficiency, if it were to materialize in the future, should be substantially less than the full withdrawal liability for each pension plan.

In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Act mandates that multiemployer plans that are below certain funding levels adopt a rehabilitation program to improve the funding levels over a defined period of time. Based on currently available information, we believe that a number of plans in which the Company participates, including Central States, may be below the required funding levels when the Act becomes effective in 2008 and therefore would have to adopt rehabilitation programs for future plan years. However, the funding levels of these multiemployer plans in 2008 could vary from the current funding status. The Act preserves the Internal Revenue Service ten-year extension, previously received by Central States, of the period over which unfunded liabilities are amortized. Information to determine the actual impact the Act will have on the Company is not available at this time.
Under the current IBT collective bargaining agreement, which extends through March 31, 2008 as described above, ABF is obligated to continue contributions to the multiemployer pension plans. We intend to meet our obligations under the agreement. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007. The financial condition of the plans, the effect of the Pension Protection Act of 2006 on the plans, and the methodology (including participation in the plans) and level of ABF’s funding required to provide retirement benefits for its union employees, will all be significant matters to be addressed in the contract negotiations. Because of uncertainties regarding these negotiations and the financial condition of the plans, either changes in our funding methodologies as a result of the negotiations or continued participation could have a material impact on our liquidity, financial condition and results of operations.
Our information technology systems are subject to certain risks that are beyond our control.
We depend on the proper functioning and availability of our information systems in operating our business. These systems include our communications and data processing systems. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We have a catastrophic disaster recovery plan and alternate processing capability, which is designed so that critical data processes should be fully operational within 48 hours. We have business interruption insurance, including, in certain circumstances, insurance against terrorist attacks under the federal Terrorism Risk Insurance Act of 2002, which would offset losses up to certain coverage limits in the event of a catastrophe. However, a significant system failure, security breach, disruption by a virus or other damage could still interrupt or delay our operations, damage our reputation and cause a loss of customers.
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

We are also subject to risks and uncertainties that affect many other businesses, including:
Any liability resulting from the cost of defending against class-action litigation, such as wage-and-hour and race discrimination claims, and any other legal proceedings;
Widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis; and
Operational or market disruptions arising from natural calamities, such as hurricanes, and from illegal acts including terrorist attacks.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.
ABF
ABF currently operates out of 289 terminal facilities of which it owns 121 and leases the remainder from non-affiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	265,505
Carlisle, Pennsylvania	333	192,610
Kansas City, Missouri	252	165,204
Winston-Salem, North Carolina	150	160,700
Ellenwood, Georgia	226	153,209
South Chicago, Illinois	274	149,610
North Little Rock, Arkansas	196	148,712
Dallas, Texas	196	145,010
Albuquerque, New Mexico	85	70,980

Leased from non-affiliate:
Salt Lake City, Utah	89	44,366
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” appearing in the Company’s Annual Report to Stockholders for the year ended December 31, 2006, is incorporated by reference herein.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Financial Data,” appearing in the registrant’s Annual Report to Stockholders for the year ended December 31, 2006, is incorporated by reference herein.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the Company’s Annual Report to Stockholders for the year ended December 31, 2006, is incorporated by reference herein.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” appearing in the Company’s Annual Report to Stockholders for the year ended December 31, 2006, is incorporated by reference herein.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of the independent registered public accounting firm, consolidated financial statements, including the notes thereto, appearing in the Company’s Annual Report to Stockholders for the year ended December 31, 2006, are incorporated by reference herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
An evaluation was performed by the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on such evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s assessment of internal control over financial reporting and the attestation report of the independent registered public accounting firm, appearing in the Company’s Annual Report to Stockholders for the year ended December 31, 2006 , are incorporated by reference herein.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The sections entitled “Election of Directors,” “Directors of the Company,” “Board of Directors and Committees,” “Executive Officers of the Company,” “General Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2007 are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation” and “Compensation Committee Report” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2007 are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections entitled “Principal Stockholders and Management Ownership” and “Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2007 are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The section entitled “Certain Transactions and Relationships” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2007 is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2007 are incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following information appearing in the 2006 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Selected Financial Data

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

The Report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements, including the notes thereto

Controls and Procedures
With the exception of the aforementioned information, the 2006 Annual Report to Stockholders is not deemed filed as part of this report. Schedules other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2006 Annual Report to Stockholders.
(a)(2) Financial Statement Schedules

For the years ended December 31, 2006, 2005 and 2004.
Schedule II – Valuation and Qualifying Accounts and Reserves	Page 21
(a)(3) Exhibits
The exhibits filed with this Annual Report on Form 10-K are listed in the Exhibit Index, which is submitted as a separate section of this report.
(b) Exhibits
See Item 15(a)(3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANSAS BEST CORPORATION

Date: February 23, 2007	By:	/s/ Judy R. McReynolds

Judy R. McReynolds
Senior Vice President – Chief Financial Officer, Treasurer and Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Young III Robert A. Young III	Chairman of the Board and Director	February 23, 2007

/s/ Robert A. Davidson Robert A. Davidson	Director, President – Chief Executive Officer and Principal Executive Officer	February 23, 2007

/s/ Judy R. McReynolds Judy R. McReynolds	Senior Vice President – Chief Financial Officer, Treasurer and Principal Accounting Officer	February 23, 2007

/s/ Frank Edelstein Frank Edelstein	Lead Independent Director	February 23, 2007

/s/ John H. Morris John H. Morris	Director	February 23, 2007

/s/ Alan J. Zakon Alan J. Zakon	Director	February 23, 2007

/s/ William M. Legg William M. Legg	Director	February 23, 2007

/s/ Fred A. Allardyce Fred A. Allardyce	Director	February 23, 2007

/s/ John W. Alden John W. Alden	Director	February 23, 2007

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D	Column E		Column F
		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts –	Deductions –		Balance at
Description	of Period	Expenses		Describe	Describe		End of Period
				($ thousands)
Year Ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,643	$999		$1,120 (a)	$2,286	(b)	$4,476
Allowance for other accounts receivable	1,536	(264	)(c)	—	—		1,272

Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,294	$1,790		$1,047 (a)	$2,488	(b)	$4,643
Allowance for other accounts receivable	1,616	(80	)(c)	—	—		1,536

Year Ended December 31, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,278	$1,376		$2,045 (a)	$2,405	(b)	$4,294
Allowance for other accounts receivable	1,036	580	(c)	—	—		1,616

Note a – Recoveries of amounts previously written off.

Note b – Uncollectible accounts written off.

Note c – Charged (credited) to workers’ compensation expense.

NOTE: All information reflected in the above table has been restated to exclude valuation allowances of discontinued operations. Excluded from Column C are amounts related to discontinued operations, which totaled $24,000 in 2006, $355,000 in 2005 and $35,000 in 2004.

FORM 10-K – ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of February 17, 2003 (previously filed as Exhibit 10.17 to the Company’s 2002 Form 10-K, filed with the Commission on February 27, 2003, Commission File No. 0-19969, and incorporated herein by reference).

10.1#	Stock Option Plan (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2#	Letter re: Proposal to adopt the Company’s 2002 Stock Option Plan (previously filed as Exhibit 10.16 to the Company’s 2001 Form 10-K, filed with the Commission on March 8, 2002, Commission File No. 0-19969, and incorporated herein by reference).

10.3	$225 million Amended and Restated Credit Agreement dated as of September 26, 2003 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Fleet National Bank and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on September 30, 2003, Commission File No. 0-19969, and incorporated herein by reference).

10.4	National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 2003 through March 31, 2008 (previously filed as Exhibit 10.0 to the Company’s Third Quarter 2004 Form 10-Q, filed with the Commission on November 3, 2004, Commission File No. 0-19969, and incorporated herein by reference).

10.5	Indemnification Agreement by and between Arkansas Best Corporation and the Company’s Board of Directors (previously filed as Exhibit 10.21 to the Company’s 2004 Form 10-K, filed with the Commission on February 25, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.6#	The Company’s Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.7#	The 2005 Ownership Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K – ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.
10.8#	The Form of Restricted Stock Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.9#	The Form of Restricted Stock Award Agreement (Employee) (previously filed as Exhibit 10.4 to the Company’s Current Report on 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.10	$225 million First Amendment to Amended and Restated Credit Agreement dated as of June 3, 2005 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Fleet National Bank and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on June 3, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.11#	Amended and Restated Voluntary Saving Plan dated as of January 1, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on April 21, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.12#	The Arkansas Best Corporation Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.1 to the Company’s Current Report on 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.13#	The ABF Freight System, Inc. Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.2 to the Company’s Current Report on 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.14#	The Data-Tronics Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.3 to the Company’s Current Report on 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.15#*	The 2007 Schedule — ABF Annual Incentive Compensation Plan and Form of Award.

10.16#*	The 2007 Schedule — ABC Annual Incentive Compensation Plan and Form of Award.

10.17#*	The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and Form of Award.

10.18#*	The Arkansas Best Corporation Agreement to Amend Supplemental Benefit Plan and Deferred Salary Agreement.

10.19#*	The ABF Freight System, Inc. Agreement to Amend Supplemental Benefit Plan and Deferred Salary Agreement.

13*	2006 Annual Report to Stockholders.

21*	List of Subsidiary Corporations.

Exhibit
No.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Designates a compensation plan or arrangement for Directors or Executive Officers.

*	Filed herewith.

**	Furnished herewith.