Form 10-Q
period 2007-03-31
ARKANSAS BEST CORP /DE/
filed 2007-05-04
CIK 894405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007

Common Stock, $.01 par value	25,083,562 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2007	2006
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,253	$5,009
Short-term investment securities	120,402	135,317
Accounts receivable, less allowances (2007 – $3,972; 2006 – $4,476)	145,658	143,216
Other accounts receivable, less allowances (2007 – $1,070; 2006 – $1,272)	8,194	8,912
Prepaid expenses	14,043	11,735
Deferred income taxes	37,709	36,532
Prepaid income taxes	2,548	3,024
Other	7,130	7,212

TOTAL CURRENT ASSETS	341,937	350,957

PROPERTY, PLANT AND EQUIPMENT
Land and structures	229,279	228,375
Revenue equipment	496,427	498,844
Service, office and other equipment	139,484	140,516
Leasehold improvements	18,129	17,735

	883,319	885,470
Less allowances for depreciation and amortization	418,388	423,587

	464,931	461,883

OTHER ASSETS	63,936	61,959

GOODWILL, less accumulated amortization (2007 and 2006 – $32,037)	63,919	63,917

	$934,723	$938,716

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	March 31	December 31
	2007	2006
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$16,793	$17,423
Accounts payable	67,029	63,477
Income taxes payable	3,575	5,833
Accrued expenses	163,056	171,432
Current portion of long-term debt	248	249

TOTAL CURRENT LIABILITIES	250,701	258,414

LONG-TERM DEBT, less current portion	1,106	1,184

PENSION AND POSTRETIREMENT LIABILITIES	56,363	54,616

OTHER LIABILITIES	24,373	25,655

DEFERRED INCOME TAXES	23,045	19,452

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2007: 26,444,839 shares; 2006: 26,407,472 shares	264	264
Additional paid-in capital	252,367	250,469
Retained earnings	416,895	415,876
Treasury stock, at cost, 2007: 1,677,932 shares; 2006: 1,552,932 shares	(57,770)	(52,825)
Accumulated other comprehensive loss	(32,621)	(34,389)

TOTAL STOCKHOLDERS’ EQUITY	579,135	579,395

	$934,723	$938,716

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$422,619	$424,962

OPERATING EXPENSES AND COSTS	415,841	417,111

OPERATING INCOME	6,778	7,851

OTHER INCOME (EXPENSE)
Short-term investment income	1,200	1,008
Interest expense and other related financing costs	(287)	(243)
Other, net	175	953

	1,088	1,718

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7,866	9,569

FEDERAL AND STATE INCOME TAXES
Current	1,776	6,722
Deferred	1,291	(2,979)

	3,067	3,743

INCOME FROM CONTINUING OPERATIONS	4,799	5,826

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	296

NET INCOME	$4,799	$6,122

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.23
Income from discontinued operations	—	0.01

NET INCOME	$0.19	$0.24

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,828,355	25,240,479

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.23
Income from discontinued operations	—	0.01

NET INCOME	$0.19	$0.24

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,163,851	25,635,491

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2007	26,407	$264	$250,469	$415,876	1,553	$(52,825)	$(34,389)	$579,395

Net income				4,799				4,799
Change in foreign currency translation, net of tax							51	51
Amortization of unrecognized net periodic benefit costs, net of tax:
Net actuarial loss							965	965
Prior service costs							101	101
Net transition obligation							3	3
Settlement expense(1)							648	648

Total comprehensive income(2)								6,567

Issuance of common stock under share-based compensation plans	38		484					484
Tax effect of share-based compensation plans (including excess tax benefits) and other			512					512
Share-based compensation expense			902					902
Purchases of treasury stock					125	(4,945)		(4,945)
Dividends paid on common stock				(3,780)				(3,780)

Balances at March 31, 2007	26,445	$264	$252,367	$416,895	1,678	$(57,770)	$(32,621)	$579,135

See notes to consolidated financial statements.

(1)	Consists of adjustments to unrecognized actuarial loss and transition obligation as a result of pension settlement accounting (see Note E).

(2)	Total comprehensive income for the three months ended March 31, 2007 and 2006 was $6.6 million and $10.2 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$4,799	$6,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,968	16,197
Other amortization	53	53
Pension settlement expense	1,060	8,438
Share-based compensation expense	902	1,146
Provision (credit) for losses on accounts receivable	296	(35)
Deferred income tax provision (benefit)	1,291	(2,979)
Gain on sales of assets and other	(1,322)	(193)
Excess tax benefits from share-based compensation	(298)	(657)
Changes in operating assets and liabilities:
Receivables	(1,970)	5,358
Prepaid expenses	(2,309)	(1,089)
Other assets	291	17,773
Accounts payable, taxes payable, accrued expenses and other liabilities(1,2)	(6,480)	(27,540)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,281	22,594

INVESTING ACTIVITIES
Purchases of property, plant and equipment (2)	(22,528)	(21,037)
Proceeds from asset sales	3,430	3,599
Purchases of short-term investment securities	(84,135)	(101,549)
Proceeds from sales of short-term investment securities	99,050	101,425
Capitalization of internally developed software and other	(1,202)	(906)

NET CASH USED BY INVESTING ACTIVITIES	(5,385)	(18,468)

FINANCING ACTIVITIES
Payments on long-term debt	(79)	(115)
Net change in bank overdraft	(630)	2,114
Payment of common stock dividends	(3,780)	(3,801)
Purchases of treasury stock	(4,945)	(4,274)
Excess tax benefits from share-based compensation	298	657
Proceeds from the exercise of stock options	484	3,349

NET CASH USED BY FINANCING ACTIVITIES	(8,652)	(2,070)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,244	2,056
Cash and cash equivalents at beginning of period	5,009	5,767

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,253	$7,823

See notes to consolidated financial statements.

(1)	Includes payments to retiring officers under the Company’s unfunded Supplemental Benefit Plan of $3.1 million in 2007 and $21.5 million in 2006.

(2)	Does not include $9.1 million and $5.5 million of revenue equipment which was received but not yet paid for at March 31, 2007 and 2006, respectively.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”).
Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006 and has been reported as discontinued operations in the accompanying consolidated statement of income for the three months ended March 31, 2006. Cash flows associated with the discontinued operations of Clipper have been combined with cash flows from continuing operations in the accompanying consolidated statement of cash flows for the three months ended March 31, 2006 (see Note I).
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
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (including those of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
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
The difference between the Company’s effective tax rate and the federal statutory rate for all periods presented primarily results from the effect of state income taxes, nondeductible expenses and tax-exempt income.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. Through March 31, 2007, the Company has purchased 1,618,150 shares under these programs for an aggregate cost of $56.8 million. Repurchases may be made using the Company’s cash reserves or other available sources. The program has no

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.
The following table is a summary of dividends declared during the applicable quarter being reported upon or subsequent thereto.

	2007		2006
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter dividend	$0.15	$3,780	$0.15	$3,801
Second quarter dividend	$0.15	$3,791	$0.15	$3,845
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Accounting Policies
Income Taxes
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure requirements for uncertainty in tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized. This approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. In applying the provisions of FIN 48, the Company has determined that no reserves for uncertain tax positions are required at January 1, 2007 or March 31, 2007. Federal income tax returns filed for years through 2002 are closed by the applicable statute of limitations. The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for 2003 through 2005. The Company expects the IRS examination to be completed in late 2007. The Company’s policy is to recognize interest accrued in interest expense and penalties in operating expenses. Interest expense related to amended state income tax returns yet to be filed was less than $0.1 million for each of the three–month periods ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, the accrued interest liability, which related to amended state income tax returns, totaled $1.2 million and $1.1 million, respectively.
Recent Accounting Pronouncements: In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies to choose to measure selected financial assets and liabilities at fair value. Adoption of this statement, which is effective for the Company beginning January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Adoption of this statement, which is effective for the Company beginning January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is currently effective for the Company beginning January 1, 2008. Although the Company maintains endorsement split-dollar life insurance policies, adoption of EITF 06-4 is not expected to have a material effect on the Company’s consolidated financial statements.
NOTE C – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2007	2006
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share:
Income from continuing operations	$4,799	$5,826
Discontinued operations, net of tax	—	296

Net income	$4,799	$6,122

Denominator:
Denominator for basic earnings per share – weighted-average shares	24,828,355	25,240,479
Effect of dilutive securities:
Restricted stock awards	94,025	48,190
Stock options	241,471	346,822

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	25,163,851	25,635,491

NET INCOME PER SHARE
Basic:
Income from continuing operations	$0.19	$0.23
Discontinued operations	—	0.01

Net income	$0.19	$0.24

Diluted:
Income from continuing operations	$0.19	$0.23
Discontinued operations	—	0.01

Net income	$0.19	$0.24

For the three months ended March 31, 2007 and 2006, no outstanding stock options were antidilutive.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
NOTE D – ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss are as follows:

	March 31	December 31
	2007	2006
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(439)	$(524)
Unrecognized net periodic benefit costs	(52,952)	(55,762)

Total	$(53,391)	$(56,286)

After-tax amounts:
Foreign currency translation	$(267)	$(318)
Unrecognized net periodic benefit costs	(32,354)	(34,071)

Total	$(32,621)	$(34,389)

NOTE E – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2007	2006	2007	2006	2007	2006
			($ thousands)
Service cost	$2,499	$2,462	$214	$260	$46	$42
Interest cost	2,757	2,607	341	426	284	253
Expected return on plan assets	(3,511)	(3,311)	—	—	—	—
Transition (asset) obligation recognition	—	(2)	(29)	(35)	34	34
Amortization of prior service cost (credit)	(224)	(230)	390	390	—	2
Pension accounting settlement	—	—	1,060	8,438	—	—
Recognized net actuarial loss and other	1,038	1,364	406	342	259	315

Net periodic benefit cost	$2,559	$2,890	$2,382	$9,821	$623	$646

The Company’s full-year 2007 nonunion defined benefit pension plan expense is estimated to be $10.2 million compared to $11.6 million for the year ended December 31, 2006. The Company anticipates making a voluntary tax-deductible contribution of no more than $8.0 million to its nonunion defined benefit pension plan in the third quarter of 2007. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All noncontractual employees hired subsequent to December 31, 2005 participate in a new defined contribution plan into which the Company anticipates making discretionary contributions of approximately $0.9 million for 2007.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to executive officers of the Company. Under FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
Company is required to record a pension accounting settlement when cash payouts exceed annual service and interest costs of the related plan. For the three months ended March 31, 2007, the Company settled obligations of $3.1 million and recorded pension settlement expense of $1.1 million on a pre-tax basis, or $0.03 per diluted share, net of taxes. During the first quarter of 2006, the Company settled obligations of $21.5 million and recorded pension settlement expense of $8.4 million on a pre-tax basis, or $0.20 per diluted share, net of taxes.
During the remainder of 2007, the Company anticipates settling obligations of $2.0 million to $2.2 million and recording additional pension settlement expense of $0.5 million to $0.7 million on a pre-tax basis, or $0.01 per diluted share, net of taxes. The estimated final settlement amounts are dependent upon the pension actuarial valuations, which are based on the discount rates determined at the settlement dates.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based on the time worked by its contractual employees, as specified in the National Master Freight Agreement and other supporting supplemental agreements. No amounts are required to be paid beyond ABF’s monthly contractual obligations based on the hours worked by its employees, except as discussed below.
ABF has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. ABF’s contingent liability for a plan would become payable if it were to withdraw from that plan. ABF has gathered data from the majority of these plans and currently estimates its contingent withdrawal liabilities for these plans to be approximately $600 to $650 million, on a pre-tax basis. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, is not current and is continually changing. The funding status of these plans may also be impacted by investment returns, as well as changes in member benefits, the number of participating employees, the number of employers who contribute and their related contractual contributions and the number of employees or retirees participating in the plan who no longer have a contributing employer. Any one or combination of these items, which are outside the control of the Company, has the potential for affecting the funding status of these plans. If ABF did incur withdrawal liabilities, those amounts would optionally be payable over a period of 10 to 15 years.
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
In July 2005, the Central States Southeast and Southwest Area Pension Fund (“Central States”), to which ABF makes approximately 50% of its contributions, received a ten-year extension from the IRS of the period over which it amortizes unfunded liabilities. For the foreseeable future, this extension should help the Central States fund avoid a funding deficiency. In addition, the Teamsters National Freight Industry Negotiating Committees for Central States reached an agreement on July 12, 2006 to reallocate a previously negotiated $0.60 per hour rate increase for health and welfare to the Central States Pension Fund. This reallocation will have a positive effect on the funded status of the Central States Pension Fund.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Act mandates that multi-employer plans that are below certain funding levels adopt a rehabilitation program to improve the funding levels over a defined period of time. Based on currently available information, the Company believes that a number of plans in which it participates, including Central States, may be below the required funding levels when the Act becomes effective in 2008 and therefore would have to adopt rehabilitation programs for future plan years. However, the funding levels of these multiemployer plans in 2008 could vary from the current funding status. The Act preserves the ten-year amortization extension previously received by Central States from the IRS. In addition, the Act accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer plans. Information to determine the actual impact the Act will have on the Company is not available at this time.
Under the current IBT collective bargaining agreement, which extends through March 31, 2008, ABF is obligated to continue contributions to the multiemployer pension plans. The Company intends to meet its obligations under the agreement. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007. The financial condition of the plans, the effect of the Pension Protection Act of 2006 on the plans, and the methodology (including participation in the plans) and level of ABF’s funding required to provide retirement benefits for its union employees, will all be significant matters to be addressed in the contract negotiations. Because of uncertainties regarding these negotiations and the financial condition of the plans, either changes in ABF’s funding methodologies as a result of the negotiations or continued participation could have a material impact on the Company’s liquidity, financial condition and results of operations.
NOTE F – SHARE-BASED COMPENSATION
Until April 20, 2005, the Company maintained three stock option plans which provided for the granting of options or stock appreciation rights (“SARs”) to directors and key employees of the Company. The 1992 Stock Option Plan expired on December 31, 2001 and, therefore, no new options can be granted under that plan. The 2000 Non-Qualified Stock Option Plan was a broad-based plan that allowed for the granting of 1.0 million options. The 2002 Stock Option Plan allowed for the granting of 1.0 million options, as well as two types of SARs, which are payable in shares or cash. Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. In April 2005, the stockholders of the Company approved the 2005 Ownership Incentive Plan (“the Plan”). The Plan supersedes the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, SARs, restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the Plan. No stock options have been granted since 2004. As of March 31, 2007, the Company had not elected to treat any exercised options as employer SARS and no employee SARS had been granted.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
The following table summarizes the Company’s share-based compensation expense which has been recognized in the accompanying consolidated financial statements:

	Three Months Ended
	March 31
	2007	2006
	($ thousands except per share data)
Share-based compensation expense (pre-tax):
Restricted stock	$637	$458
Stock options	265	688

	$902	$1,146

Share-based compensation expense (net of tax):
Restricted stock	$387	$278
Stock options	218	547

	$605	$825

Share-based compensation expense per diluted share:
Restricted stock	$0.01	$0.01
Stock options	0.01	0.02

	$0.02	$0.03

Restricted Stock
A summary of the Company’s restricted stock program is presented below:

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested – January 1, 2007	333,531	$36.31
Granted	—	—
Vested	(4,340)	33.59
Forfeited	(7,672)	36.56

Nonvested – March 31, 2007	321,519	$36.34

See Note J regarding restricted stock units granted in April 2007.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (years)	($ thousands)

Outstanding – January 1, 2007	867,350	$24.43
Granted	—	—
Exercised	(34,712)	13.97
Forfeited	(5,100)	27.60

Outstanding – March 31, 2007	827,538	$24.85	4.7	$8,855

Options outstanding at March 31, 2007 which are vested or expected to vest	790,299	$24.85	4.7	$8,457

Exercisable – March 31, 2007	675,538	$24.21	4.2	$7,661

(1)	Intrinsic value represents the fair market value of the Company’s Common Stock on March 31, 2007, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.
NOTE G – OPERATING SEGMENT DATA
The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations. ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated statement of income for the three months ended March 31, 2006, were previously reported as a separate segment prior to its sale in June 2006 (see Note I).
The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segment is before intercompany eliminations of revenues and expenses. Intercompany revenues and expenses are not significant. Further classifications of operations or revenues by geographic location are impractical and are, therefore, not provided. The Company’s foreign operations are not significant.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statement information:

	Three Months Ended
	March 31
	2007	2006
	($ thousands)
OPERATING REVENUES
ABF	$407,426	$413,650
Other revenues and eliminations	15,193	11,312

	$422,619	$424,962

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	263,631	257,751
Supplies and expenses	67,902	67,574
Operating taxes and licenses	11,745	11,366
Insurance	4,418	6,468
Communications and utilities	3,935	4,126
Depreciation and amortization	18,117	14,751
Rents and purchased transportation	31,402	34,390
Other	757	639
Pension settlement expense	1,060	8,438
Gain on sale of property and equipment	(1,322)	(256)

Total ABF operating expenses and costs	401,645	405,247

Other expenses and eliminations	14,196	11,864

	$415,841	$417,111

OPERATING INCOME (LOSS)
ABF	$5,781	$8,403
Other income and eliminations	997	(552)

	$6,778	$7,851

OTHER INCOME (EXPENSE)
Short-term investment income	$1,200	$1,008
Interest expense and other related financing costs	(287)	(243)
Other, net	175	953

	$1,088	$1,718

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$7,866	$9,569

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued
NOTE H – LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
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
The Company’s subsidiaries store fuel for use in tractors and trucks in 73 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with these regulations. The Company’s underground storage tanks are required to have leak-detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimus settlements (aggregating to approximately $103,000 over the last 10 years, primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At March 31, 2007 and December 31, 2006, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
NOTE I – SALE OF CLIPPER AND DISCONTINUED OPERATIONS
In June 2006, the Company completed the sale of Clipper for $21.5 million in cash. After recording costs associated with the transaction, the Company recognized a pre-tax gain in the second quarter 2006 of $4.9 million or $3.1 million after-tax ($0.12 per diluted share). Pursuant to the sale agreement, the Company has agreed to indemnify the purchaser upon the occurrence of certain events and has provided lease guarantees through March 2012 totaling $1.2 million. The accompanying consolidated statement of income for the three months ended March 31, 2006 reflects Clipper as a discontinued operation. Cash flows associated with the discontinued operations of Clipper have been combined within operating, investing and financing cash flows, as appropriate, in the accompanying consolidated cash flow statement for the three months ended March 31, 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued
Summarized financial information for Clipper is as follows:

Three Months Ended
March 31
2006
($ thousands, except per share data)
Revenue from discontinued operations	$25,691

Income from discontinued operations, net of tax of $0.2 million	$296

Income from discontinued operations per diluted share	$0.01

NOTE J – SUBSEQUENT EVENTS
On April 23, 2007, the Compensation Committee of the Company’s Board of Directors granted 191,520 restricted stock units under the 2005 Ownership Incentive Plan at a fair value of $38.98 per unit on the date of grant. On April 24, 2007, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of May 8, 2007.
On May 4, 2007, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of 10 financial institutions. The new facility amended a $225.0 million agreement, which was scheduled to expire in May 2010. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount.
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
As of March 31, 2007, there were no outstanding revolver advances, and there were $52.1 million of outstanding letters of credit issued under the $225.0 million credit facility in place at quarter end.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
General
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. After the sale of Clipper Exxpress Company (“Clipper”) in 2006, the principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”).
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting critical accounting policies, liquidity and capital resources, and results of operations of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s 2006 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Critical Accounting Policies
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies.
Income Taxes: The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FASB Interpretation No. 48 did not have an effect on the Company’s consolidated financial position and results of operations. See Note B to the Company’s consolidated financial statements for additional information and related disclosures.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations, short-term investments and borrowing capacity under its revolving Credit Agreement.
Cash Flow and Short-Term Investments: Cash and cash equivalents and short-term investments totaled $126.7 million at March 31, 2007 and $140.3 million at December 31, 2006.
During the three months ended March 31, 2007, cash provided from operations of $15.3 million, proceeds from asset sales of $3.4 million and proceeds from the net sales of short-term investments of $14.9 million were used to purchase revenue equipment (tractors and trailers used primarily in the Company’s motor carrier transportation operations) and other property and equipment totaling $22.5 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $3.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
During the three months ended March 31, 2006, cash provided from operations of $22.6 million and proceeds from asset sales of $3.6 million and proceeds from stock option exercises of $3.3 million were used to purchase revenue equipment and other property and equipment totaling $21.0 million, pay dividends on Common Stock of $3.8 million and purchase 100,000 shares of the Company’s Common Stock for $4.3 million.
Credit Agreement: On May 4, 2007, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of 10 financial institutions. The new facility amended a $225.0 million agreement, which was scheduled to expire in May 2010. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount.
The Company has a senior unsecured debt rating of BBB+ with a positive outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of amounts drawn under the facility. The Credit Agreement contains various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. See Part II, Item 5 “Other Information” for additional information regarding the Credit Agreement.
As of March 31, 2007, there were no outstanding revolver advances, and there were $52.1 million of outstanding letters of credit issued, resulting in borrowing capacity of $172.9 million under the $225.0 million credit facility in place at quarter end. As of December 31, 2006, there were no outstanding revolver advances and approximately $51.3 million of outstanding letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including debt, capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of March 31, 2007:

	Payments Due by Period
			($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$1,194	$170	$373	$421	$230
Capital lease obligations	160	78	82	—	—
Operating lease obligations (1)	40,913	12,119	15,834	8,695	4,265
Purchase obligations(2)	58,169	58,169
Voluntary savings plan distributions (3)	3,072	3,072
Postretirement health distributions (4)	675	675
Deferred salary distributions (5)	848	848
Supplemental pension distributions (6)	2,720	2,720

Total	$107,751	$77,851	$16,289	$9,116	$4,495

(1) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2007, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $38.1 million for terminal facilities and $2.8 million for other equipment. In addition, the Company has provided lease guarantees through March 2012 totaling $1.2 million related to Clipper, a former subsidiary of the Company.
(2) Purchase obligations relating to revenue equipment and property are cancelable if certain conditions are met. These commitments were included in the Company’s 2007 net capital expenditure plan, which is expected to range between $110.0 million and $135.0 million.
(3) The Company maintains a Voluntary Savings Plan (“VSP”). The VSP is a nonqualified deferred compensation plan for certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Elective distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above.
(4) The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s projected distributions for postretirement health benefits for 2007 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected discount rates, increases in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year are not presented.
(5) The Company has deferred salary agreements with certain employees of the Company. The Company’s projected deferred salary agreement distributions for 2007 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected salaries and retirements,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
early retirements, deaths or disability of current employees. As a result, estimates of distributions beyond one year are not presented.
(6) The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company and certain subsidiaries. Distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented (see Note E to the accompanying consolidated financial statements). Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $24.1 million as of March 31, 2007.
Effective January 1, 2006, the Compensation Committee of the Company’s Board of Directors elected to close the supplemental pension benefit plan and deferred salary agreement programs to new entrants. In place of these programs, officers appointed after 2005 participate in a long-term cash incentive plan that is based 60% on the Company’s three-year average return on capital employed and 40% on the Company achieving specified levels of profitability or earnings growth, as defined in the plan.
The Company does not expect to have required minimum contributions, but could make tax-deductible contributions to its nonunion pension plan in 2007. Based upon current information, the Company anticipates making a voluntary tax-deductible contribution of no more than $8.0 million in the third quarter of 2007. In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Company does not expect any material impact on the amount of future required contributions to its nonunion defined benefit pension plan as a result of the Act.
Other Liquidity Information: The Company has generated between $137.0 million and $168.5 million of operating cash flow annually for the years 2004 through 2006. Management believes cash generated by operations, short-term investments and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance its annual debt maturities; lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion pension contributions; supplemental benefit and postretirement medical distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements and other expenditures.
The current International Brotherhood of Teamsters (“IBT”) collective bargaining agreement extends through March 31, 2008. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007 (see Note E to the accompanying consolidated financial statements).
Management does not expect the absence of operating cash flows from Clipper as a result of its sale to have a material impact upon future liquidity or capital resources.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the three months ended March 31, 2007 or in 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $40.9 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.
Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits companies to choose to measure selected financial assets and liabilities at fair value. Adoption of this statement, which is effective for the Company beginning January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Adoption of this statement, which is effective for the Company beginning January 1, 2008, is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is currently effective for the Company beginning January 1, 2008. Although the Company maintains endorsement split-dollar life insurance policies, adoption of EITF 06-4 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. After the sale of Clipper, the principal subsidiary of the Company is ABF which represented 96.4% of consolidated revenues for the three months ended March 31, 2007. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s revenues for the first quarter 2007 decreased 1.5% on a per-day basis compared to the first quarter of 2006. The decrease in revenues resulted from lower tonnage levels partially offset by increases in revenue per hundredweight. ABF’s first quarter 2007 operating ratio increased to 98.6% from 98.0% for the first quarter of 2006. The increase in the operating ratio was influenced by the decline in tonnage levels, additional operating expenses associated with investment in regional service initiatives and the effect of severe weather. The impact of these items more than offset the favorable effect of improved yields, a $7.3 million decrease in pension settlement expense and lower costs associated with ABF’s workers compensation and third party-casualty claims. These changes are more fully discussed below in the ABF section of the Company’s Management Discussion and Analysis.
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the manufacturing and retail sectors of the North American economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2006 Annual Report on Form 10-K. During the three months ended March 31, 2007, ABF’s total tonnage per day decreased by 5.8% as compared to the first quarter of 2006. Year-over-year tonnage comparisons for 2007 were affected by increased tonnage levels experienced in 2006. ABF’s tonnage in the first quarter of 2006 was 4.4% higher than the first quarter of 2005. Through the end of April, average daily total tonnage figures for ABF have declined 6.9% below the same period last year. Year-over-year tonnage comparisons for the month of April were impacted by the timing of the Easter holiday and other calendar effects, including the timing and number of workdays.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. For many years, consistent profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered, together with measures of billed revenue per hundredweight changes. During the first quarter of 2007, the pricing environment was rational, with total billed revenue per hundredweight, including fuel surcharges, increasing 4.0% over the prior year quarter. During the first quarter 2007, ABF experienced freight profile changes that positively impacted the reported revenue per hundredweight, as further discussed in the ABF section. Management expects the pricing environment in 2007 to remain rational, although there can be no assurances in this regard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the IBT. ABF’s ability to effectively manage labor costs, which amounted to approximately 65% of ABF’s revenues for the first quarter 2007, has a direct impact on its operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, length of haul, lane mix and the degree to which rail service is used. ABF is generally effective in managing its labor costs to business levels, although labor as a percentage of revenue does increase during periods of business decline. Labor costs include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the accompanying consolidated financial statements).
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF has experienced higher fuel prices in recent years. However, ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. While the fuel surcharge impacts ABF’s overall rate structure, the total price received from customers is governed by market forces. Revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs. Other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. However, the total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. However, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin, since the total price is governed by market forces, although there can be no assurances in this regard. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Through the first quarter of 2007, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers.
In addition to the traditional long-haul model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. Development and expansion of the regional network requires added work-rule flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. In September 2006, ABF and the IBT reached agreement on specific terms outlining a third phase of ABF’s program to implement new linehaul operating models and added work-rule flexibility as a result of provisions in its labor contract. This program was preceded by similar arrangements with the IBT in April 2006 covering 54 facilities in states along the U.S. East Coast and the June 2005 initial implementation of this program in 13 Northeastern facilities. The latest agreements provided for new linehaul operating models for 161 facilities in the South and Central regions of the United States that allow ABF to offer more second-day service lanes, overnight lanes and even same-day service in selective lanes. As a result of the latest phase of this program, 228 of ABF’s total 289 facilities, over three-quarters of the total, may operate with additional linehaul operating models. The geographic coverage of these 228 facilities includes regions in the eastern two-thirds of the United States. The operational implementation of the third phase of this program began in October 2006. Marketing of the new linehaul operating models, which are known as the Regional

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Performance Model (“RPM”), was initiated in August 2006 in the East Coast states and in January 2007 in the South and Central regions.
Through the first quarter of 2007, the operation of ABF’s RPM initiative has been in line with management’s expectations and is not expected to have a meaningful impact on ABF’s revenues until these operating models have been in place for an extended period of time. However, continuing development of the RPM network will require ongoing investment in personnel and infrastructure that may affect ABF’s operating results. Management estimates that ABF’s first quarter 2007 operating ratio increased 1.2 percentage points compared to the first quarter of 2006 due to continuing investments in the RPM initiative. Until meaningful incremental revenues are generated from this initiative, management expects the operating ratio to continue to be influenced on a relatively comparable basis with the impact experienced in the first quarter of 2007.
The Company ended the first quarter with no borrowings under its revolving Credit Agreement, $126.7 million in cash and short-term investments and $579.1 million in stockholders’ equity. Because of the Company’s financial position at March 31, 2007, the Company should continue to be in a position to pursue profitable growth initiatives and effectively manage opportunities that might arise during negotiations of the IBT collective bargaining agreement (see Note E to the accompanying consolidated financial statements).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Consolidated Results

	Three Months Ended
	March 31
	2007	2006
	($ thousands, except per share data)
WORKDAYS	64	64
OPERATING REVENUES
ABF	$407,426	$413,650
Other revenues and eliminations	15,193	11,312

	$422,619	$424,962

OPERATING INCOME (LOSS)
ABF	$5,781	$8,403
Other and eliminations	997	(552)

	$6,778	$7,851

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.19	$0.23
Income from discontinued operations	—	0.01

NET INCOME	$0.19	$0.24

Consolidated revenues from continuing operations for the three months ended March 31, 2007 decreased 0.6%, on a per-day basis, as compared to the prior year period. The decrease is primarily due to a decline in revenue at ABF, as discussed in the ABF section that follows.
Consolidated operating income from continuing operations and consolidated income from continuing operations per share for the three months ended March 31, 2007, decreased 13.7% and 17.4%, respectively, as compared to the first quarter of 2006. The comparisons were impacted by pension settlement expense in both periods. As discussed in Note E in the accompanying consolidated financial statements, the Company settled obligations of $3.1 million during the three months ended March 31, 2007 and as a result recorded pension settlement expense of $1.1 million on a pre-tax basis, or $0.03 per diluted share, net of taxes. During the first quarter of 2006, the Company settled obligations of approximately $21.5 million and recorded pension settlement expense of $8.4 million on a pre-tax basis, or $0.20 per diluted share, net of taxes. During the remainder of 2007, the Company anticipates settling obligations of $2.0 to $2.2 million and recording additional pension settlement expense of $0.5 to $0.7 million on a pre-tax basis, or $0.01 per diluted share, net of taxes. The estimated final settlement amounts are dependent upon the pension actuarial valuations, which are based on the discount rate determined at the settlement dates.
In addition to the above, consolidated operating income from continuing operations and related per share amounts for the three months ended March 31, 2007 primarily reflects the operating results of ABF, as discussed in the ABF section that follows.
As discussed in Note I to the Company’s consolidated financial statements, in June 2006, the Company sold Clipper, its intermodal subsidiary. The Company’s discontinued operations include after-tax income of $0.01 per share associated with Clipper’s operating results during the first quarter of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended
	March 31
	2007	2006
ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	64.7%	62.3%
Supplies and expenses	16.7	16.3
Operating taxes and licenses	2.9	2.7
Insurance	1.1	1.6
Communications and utilities	1.0	1.0
Depreciation and amortization	4.4	3.6
Rents and purchased transportation	7.7	8.3
Other	0.1	0.2
Pension settlement expense	0.3	2.1
Gain on sale of property and equipment	(0.3)	(0.1)

	98.6%	98.0%

ABF OPERATING INCOME	1.4%	2.0%
The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2007	2006	% Change
Workdays	64	64
Billed revenue* per hundredweight, including fuel surcharges	$24.79	$23.83	4.0%
Pounds	1,656,670,339	1,758,711,169	(5.8)%
Pounds per day	25,885,474	27,479,862	(5.8)%
Shipments per DSY hour	0.484	0.500	(3.2)%
Pounds per DSY hour	601.51	629.94	(4.5)%
Pounds per shipment	1,242	1,260	(1.4)%
Pounds per mile	18.62	19.73	(5.6)%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three months ended March 31, 2007 was $407.4 million, compared to $413.7 million reported in the first quarter of 2006. ABF’s revenue-per-day declined 1.5% for the three months ended March 31, 2007 as compared to the first quarter of 2006. The revenue decline primarily reflects a 5.8% decrease in tonnage partially offset by improvement in revenue per hundredweight, including fuel surcharges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Effective March 26, 2007 and April 3, 2006, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 4.95% and 5.9%, respectively, although the amounts vary by lane and shipment characteristic. ABF also charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. ABF’s year-over-year increase in first quarter revenue per hundredweight has been impacted not only by the general rate increase and fuel surcharge, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. ABF’s total pounds per shipment for the first quarter of 2007 decreased 1.4% with total length of haul relatively consistent with the prior year period. Lower pounds per shipment and an increase in the shipment commodity class, which was experienced by ABF in the first quarter of 2007, have the effect of increasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the three months ended March 31, 2007, billed revenue per hundredweight compared to the same period in 2006 reflects a competitive but rational pricing environment.
In the first quarter 2007, ABF generated operating income of $5.8 million, a 31.2% decrease compared to the $8.4 million reported in the first quarter 2006. ABF’s first quarter 2007 operating ratio increased to 98.6% from 98.0% during the first quarter of 2006. The increase in ABF’s operating ratio was influenced by the decline in tonnage levels mentioned above, additional operating expenses associated with investments in RPM and the effects of severe weather. The impact of these items more than offset the favorable effect of improved yields, a $7.3 million decrease in pension settlement expense and lower costs associated with ABF’s workers compensation and third party-casualty claims. ABF’s operating income includes pension settlement expense of $1.1 million reported in the first quarter of 2007 and $8.4 million reported in the first quarter of 2006. Pension settlement expense as a percent of revenue added 0.3 of a percentage point to ABF’s first quarter 2007 operating ratio and 2.1 percentage points to the operating ratio in the first quarter 2006.
Salaries, wages and benefits expense for the three months ended March 31, 2007 increased 2.4 percentage points, as a percent of revenue, compared to the same period in 2006. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels. The increase in salaries, wages and benefits also reflects contractual increases under the IBT National Master Freight Agreement. The five-year agreement was effective April 1, 2003 and provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4%, subject to additional wage rate cost-of-living increases. The annual wage adjustment occurred on April 1, 2006 for an increase of 2.6%, which included a $0.10 per hour cost-of-living adjustment. On August 1, 2006, health, welfare and pension benefit costs under this agreement increased 5.4%. On April 1, 2007, ABF’s wages under its labor agreement increased 2.3%. Health, welfare and pension benefit costs are expected to increase 6.0% on August 1, 2007. The change in salaries, wages and benefits expense as a percent of revenue was also impacted by a $1.6 million decrease in workers’ compensation expense as compared to the prior year quarter. Workers’ compensation expense was higher in the first quarter of 2006 primarily due to an increase in development factors for workers’ compensation claims.
Salaries, wages and benefits expense is also influenced by managing labor costs with business levels as measured by the productivity figures reported in the table above. For 2007, pounds per DSY hour decreased 4.5% and pounds per mile decreased 5.6%. These measures reflect the effect of the first quarter tonnage decline combined with the addition of new employees to support ABF’s current and future growth opportunities, including the RPM program, and initiatives to improve customer service levels. Management expects these productivity measures to improve with higher tonnage levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) – continued
Supplies and expenses increased 0.4 of a percentage point, as a percent of revenue, but were relatively consistent with the first quarter of 2006 on an absolute dollar basis. Portions of supplies and expenses are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels. The year-over-year comparison is also influenced by slightly higher fuel costs on an average price-per-gallon basis.
Insurance expense in the first quarter of 2007 declined 0.5 of a percentage point, as a percent of revenue, compared to the first quarter of 2006, primarily due to a reduction in the severity of third-party casualty claims experience. The reduction in insurance expense from the prior year level was also impacted by lower cargo loss and damage claims costs reflecting ABF’s focus on damage-free freight handling.
Depreciation and amortization increased 0.8 of a percentage point, as a percent of revenue, for the three months ended March 31, 2007 compared to the first quarter of 2006. This increase primarily reflects higher depreciation on road tractors and trailers purchased in 2006 and 2007, influenced by higher unit costs and the effect of replacing older, fully depreciated trailers with new trailers. The impact of higher depreciation associated with these new units, which allowed greater utilization of ABF’s linehaul network, was partially offset by reduced rail spending as discussed in the following paragraph.
Rents and purchased transportation for the first quarter of 2007 decreased 0.6 of a percentage point, as a percent of revenue, compared to the prior year quarter. This decrease is due primarily to a decline of rail utilization to 12.4% from 14.7% reported in the first quarter 2006, reflecting higher utilization of ABF’s linehaul network in order to improve customer service levels.
Accrued Expenses
Accrued expenses decreased $8.4 million from December 31, 2006 to March 31, 2007, primarily due to the payment of 2006 incentive amounts to officers and employees in January 2007.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate for all periods presented primarily results from the effect of state income taxes, nondeductible expenses and tax-exempt income.
Seasonality
ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter generally has the lowest.
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as increases in labor and fuel costs, which are discussed above, have generally been offset through price increases and fuel surcharges.

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
Market Risks
Since December 31, 2006, there have been no significant changes in the Company’s market risks, as reported in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS.
The Company’s risk factors are fully described in the Company’s 2006 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent sales of unregistered securities.
None.
(b) Use of proceeds from registered securities.
None.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005, an additional $50.0 million was authorized, for a total of $75.0 million. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. The Company plans to continue making open-market purchases of its stock on an opportunistic basis.
The following table presents purchases made during the first quarter 2007:

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program

January 31, 2007	—	$—	1,493,150	$23,129,901
February 28, 2007	125,000	39.56	1,618,150	$18,184,667
March 31, 2007	—	—	1,618,150	$18,184,667

Total First Quarter 2007	125,000	$39.56

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
Entry into a Material Definitive Agreement
On May 4, 2007, the Company and certain of its subsidiaries entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, LTD. as Co-Documentation Agents; and the other lenders party thereto. The Credit Agreement has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to extend the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received.
The Credit Agreement contains various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios.
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. The Company will pay a utilization fee if the borrowings under the Credit Agreement exceed 50% of the Credit Agreement facility amount. Based on the Company’s current senior debt ratings, a facility fee of 0.08% would be paid annually and Eurodollar rate borrowings would bear interest at 0.295% above LIBOR. As of the effective date of the Credit Agreement, no borrowings were outstanding and $51.7 million of letters of credit were outstanding.

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.
3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of February 17, 2003 (previously filed as Exhibit 10.17 to the Company’s 2002 Form 10-K, filed with the Commission on February 27, 2003, Commission File No. 0-19969, and incorporated herein by reference).

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

*	Filed herewith.

**	Furnished herewith .

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION (Registrant)
Date: May 4, 2007	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President – Chief Financial Officer, Treasurer and Principal Accounting Officer