Form 10-Q
period 2007-06-30
ARKANSAS BEST CORP /DE/
filed 2007-08-03
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2007

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

Class	Outstanding at July 31, 2007

Common Stock, $.01 par value	25,076,797 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,412	$5,009
Short-term investment securities	130,012	135,317
Accounts receivable, less allowances (2007 – $3,921; 2006 – $4,476)	149,677	143,216
Other accounts receivable, less allowances (2007 – $940; 2006 – $1,272)	8,018	8,912
Prepaid expenses	10,572	11,735
Deferred income taxes	36,116	36,532
Prepaid income taxes	2,492	3,024
Other	6,767	7,212

TOTAL CURRENT ASSETS	350,066	350,957

PROPERTY, PLANT AND EQUIPMENT
Land and structures	229,361	228,375
Revenue equipment	505,246	498,844
Service, office and other equipment	139,890	140,516
Leasehold improvements	17,985	17,735

	892,482	885,470
Less allowances for depreciation and amortization	423,929	423,587

	468,553	461,883

OTHER ASSETS	66,761	61,959

GOODWILL, less accumulated amortization (2007 and 2006 – $32,037)	63,954	63,917

	$949,334	$938,716

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	June 30	December 31
	2007	2006
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$17,542	$17,423
Accounts payable	63,583	63,477
Income taxes payable	331	5,833
Accrued expenses	164,513	171,432
Current portion of long-term debt	78	249

TOTAL CURRENT LIABILITIES	246,047	258,414

LONG-TERM DEBT, less current portion	82	1,184

PENSION AND POSTRETIREMENT LIABILITIES	58,730	54,616

OTHER LIABILITIES	24,876	25,655

DEFERRED INCOME TAXES	22,339	19,452

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2007: 26,449,820 shares; 2006: 26,407,472 shares	264	264
Additional paid-in capital	253,476	250,469
Retained earnings	432,727	415,876
Treasury stock, at cost, 2007: 1,677,932 shares; 2006: 1,552,932 shares	(57,770)	(52,825)
Accumulated other comprehensive loss	(31,437)	(34,389)

TOTAL STOCKHOLDERS’ EQUITY	597,260	579,395

	$949,334	$938,716

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$458,209	$479,254	$880,828	$904,216

OPERATING EXPENSES AND COSTS	427,894	432,799	843,735	849,910

OPERATING INCOME	30,315	46,455	37,093	54,306

OTHER INCOME (EXPENSE)
Short-term investment income	1,347	1,206	2,547	2,215
Interest expense and other related financing costs	(308)	(299)	(595)	(541)
Other, net	800	(1)	975	950

	1,839	906	2,927	2,624

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,154	47,361	40,020	56,930

FEDERAL AND STATE INCOME TAXES
Current	12,397	19,120	14,173	25,842
Deferred	135	(721)	1,426	(3,700)

	12,532	18,399	15,599	22,142

INCOME FROM CONTINUING OPERATIONS	19,622	28,962	24,421	34,788

DISCONTINUED OPERATIONS, NET OF TAX
Income from operations	—	234	—	530
Gain from disposal	—	3,063	—	3,063

	—	3,297	—	3,593

NET INCOME	$19,622	$32,259	$24,421	$38,381

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.79	$1.15	$0.98	$1.38
Income from discontinued operations	—	0.13	—	0.14

NET INCOME	$0.79	$1.28	$0.98	$1.52

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,769,569	25,224,486	24,799,031	25,232,438

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.78	$1.13	$0.97	$1.36
Income from discontinued operations	—	0.13	—	0.14

NET INCOME	$0.78	$1.26	$0.97	$1.50

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,114,597	25,599,728	25,141,731	25,622,238

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15	$0.30	$0.30

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2007	26,407	$264	$250,469	$415,876	1,553	$(52,825)	$(34,389)	$579,395

Net income				24,421				24,421
Change in foreign currency translation, net of tax							17	17
Amortization of unrecognized net periodic benefit costs, net of tax:
Net actuarial loss							1,963	1,963
Prior service costs							203	203
Net transition obligation							6	6
Settlement expense (1)							763	763

Total comprehensive income (2)								27,373

Issuance of common stock under share-based compensation plans	43		536					536
Tax effect of share-based compensation plans (including excess tax benefits) and other			281					281
Share-based compensation expense			2,190					2,190
Purchases of treasury stock					125	(4,945)		(4,945)
Dividends paid on common stock				(7,570)				(7,570)

Balances at June 30, 2007	26,450	$264	$253,476	$432,727	1,678	$(57,770)	$(31,437)	$597,260

See notes to consolidated financial statements.
(1) Consists of adjustments to unrecognized actuarial loss and transition obligation as a result of pension settlement accounting (see Note E).
(2) Total comprehensive income for the three months ended June 30, 2007 was $20.8 million. Total comprehensive income for the three and six months ended June 30, 2006 was $33.0 million and $43.2 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2007	2006
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$24,421	$38,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,273	32,805
Other amortization	115	106
Pension settlement expense	1,249	9,083
Share-based compensation expense	2,190	2,079
Provision for losses on accounts receivable	627	54
Deferred income tax provision (benefit)	1,426	(3,700)
Gain on disposal of discontinued operations, net of tax	—	(3,063)
Gain on sales of assets and other	(1,799)	(1,415)
Excess tax benefits from share-based compensation	(300)	(1,310)
Changes in operating assets and liabilities:
Receivables	(6,214)	(9,432)
Prepaid expenses	1,163	2,390
Other assets	(1,057)	21,250
Accounts payable, taxes payable, accrued expenses and other liabilities(1,2)	(3,510)	(13,004)

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,584	74,224

INVESTING ACTIVITIES
Purchases of property, plant and equipment (2)	(49,788)	(60,214)
Proceeds from asset sales	5,206	7,956
Proceeds from disposal of discontinued operations	—	21,450
Purchases of short-term investment securities	(165,620)	(216,829)
Proceeds from sales of short-term investment securities	170,925	195,005
Capitalization of internally developed software and other	(2,271)	(2,119)

NET CASH USED BY INVESTING ACTIVITIES	(41,548)	(54,751)

FINANCING ACTIVITIES
Payments on long-term debt	(1,273)	(289)
Net change in bank overdraft	119	3,266
Payment of common stock dividends	(7,570)	(7,646)
Purchases of treasury stock	(4,945)	(12,558)
Excess tax benefits from share-based compensation	300	1,310
Deferred financing costs	(800)	—
Proceeds from the exercise of stock options and other	536	5,253

NET CASH USED BY FINANCING ACTIVITIES	(13,633)	(10,664)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,403	8,809
Cash and cash equivalents at beginning of period	5,009	5,767

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,412	$14,576

See notes to consolidated financial statements.
(1)	Includes payments to retiring officers under the Company’s unfunded Supplemental Benefit Plan of $3.7 million in 2007 and $23.4 million in 2006.

(2)	Does not include $5.4 million and $10.7 million of revenue equipment which was received but not yet paid for at June 30, 2007 and 2006, respectively.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”).
Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006 and has been reported as discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2006. Cash flows associated with the discontinued operations of Clipper have been combined with cash flows from continuing operations in the accompanying consolidated statement of cash flows for the six months ended June 30, 2006 (see Note I).
On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement with the Motor Freight Carriers Association (“MFCA”) by its membership. Carrier members of MFCA, including ABF, ratified the agreement on the same date. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The IBT agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%, subject to wage rate cost-of-living adjustments. Approximately 78% of ABF’s employees are covered by the agreement. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007. The Company anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however, there can be no assurance that this will occur.
NOTE B – FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2006 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter generally has the lowest. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Income Taxes
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes the accounting and disclosure requirements for uncertain tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized. This approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. In applying the provisions of FIN 48, the Company has determined that no reserves for uncertain tax positions are required at January 1, 2007 or June 30, 2007. Federal income tax returns filed for years through 2002 are closed by the applicable statute of limitations. The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax returns for 2003 through 2005. The Company expects the IRS examination to be completed in the third quarter of 2007. The Company’s policy is that interest and penalty amounts related to income tax matters will continue to be classified as interest expense and operating expenses, respectively, in the Company’s consolidated financial statements. Interest expense related to amended state income tax returns yet to be filed was less than $0.1 million for each of the three–month and six–month periods ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, the accrued interest liability, which related to amended state income tax returns, totaled $1.2 million and $1.1 million, respectively.
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
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for the Company beginning January 1, 2008. Although the Company maintains endorsement split-dollar life insurance policies, adoption of EITF 06-4 is not expected to have a material effect on the Company’s consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share:
Income from continuing operations	$19,622	$28,962	$24,421	$34,788
Discontinued operations, net of tax	—	3,297	—	3,593

Net income	$19,622	$32,259	$24,421	$38,381

Denominator:
Denominator for basic earnings per share – weighted-average shares	24,769,569	25,224,486	24,799,031	25,232,438
Effect of dilutive securities:
Restricted stock awards	99,295	55,913	98,419	55,595
Stock options	245,733	319,329	244,281	334,205

Denominator for diluted earnings per share – adjusted weighted-average shares and assumed conversions	25,114,597	25,599,728	25,141,731	25,622,238

INCOME PER SHARE
Basic:
Income from continuing operations	$0.79	$1.15	$0.98	$1.38
Discontinued operations	—	0.13	—	0.14

Net income	$0.79	$1.28	$0.98	$1.52

Diluted:
Income from continuing operations	$0.78	$1.13	$0.97	$1.36
Discontinued operations	—	0.13	—	0.14

Net income	$0.78	$1.26	$0.97	$1.50

For the three and six months ended June 30, 2007 and 2006, no outstanding stock options were antidilutive.
NOTE D – STOCKHOLDERS’ EQUITY
Dividends on Common Stock
The following table is a summary of dividends declared during the applicable quarter being reported upon or subsequent thereto.

	2007		2006
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter dividend	$0.15	$3,780	$0.15	$3,801
Second quarter dividend	$0.15	$3,790	$0.15	$3,845
Third quarter dividend	$0.15	$3,790	$0.15	$3,827

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
On July 24, 2007, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of August 7, 2007.
Treasury Stock
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. For the three months ended March 31, 2007 the Company purchased 125,000 shares of the Company’s Common Stock for $4.9 million. The Company made no repurchases during the second quarter of 2007. Since inception of the program, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.
Stockholders’ Rights Plan
Under the Company’s stockholders’ right plan, each issued and outstanding share of Common Stock has associated with it one Common Stock right to purchase a share of Common Stock from the Company at an exercise price of $80 per right. The rights are not currently exercisable, but could become exercisable if certain events occur, including the acquisition of 15.0% or more of the outstanding Common Stock of the Company. Under certain conditions, the rights will entitle holders, other than an acquirer in a nonpermitted transaction, to purchase shares of Common Stock with a market value of two times the exercise price of the right. The rights will expire in 2011 unless extended. On May 18, 2007, the Company amended its stockholders’ rights plan to permit a named stockholder to beneficially own up to 17.999% of the Company’s Common Stock without causing the rights to become exercisable.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	June 30	December 31
	2007	2006
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(495)	$(524)
Unrecognized net periodic benefit costs	(50,960)	(55,762)

Total	$(51,455)	$(56,286)

After-tax amounts:
Foreign currency translation	$(301)	$(318)
Unrecognized net periodic benefit costs	(31,136)	(34,071)

Total	$(31,437)	$(34,389)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2007	2006	2007	2006	2007	2006
	($ thousands)
Service cost	$2,499	$2,462	$202	$240	$46	$42
Interest cost	2,758	2,607	304	410	286	253
Expected return on plan assets	(3,511)	(3,311)	—	—	—	—
Transition (asset) obligation recognition	—	(2)	(29)	(33)	33	34
Amortization of prior service cost (credit)	(224)	(230)	390	390	—	2
Pension accounting settlement	—	—	189	645	—	—
Recognized net actuarial loss and other	1,039	1,364	372	302	258	315

Net periodic benefit cost	$2,561	$2,890	$1,428	$1,954	$623	$646

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2007	2006	2007	2006	2007	2006
	($ thousands)
Service cost	$4,998	$4,924	$416	$500	$92	$84
Interest cost	5,515	5,214	645	836	570	506
Expected return on plan assets	(7,022)	(6,622)	—	—	—	—
Transition (asset) obligation recognition	—	(4)	(58)	(68)	67	68
Amortization of prior service cost (credit)	(448)	(460)	780	780	—	4
Pension accounting settlement	—	—	1,249	9,083	—	—
Recognized net actuarial loss and other	2,077	2,728	778	644	517	630

Net periodic benefit cost	$5,120	$5,780	$3,810	$11,775	$1,246	$1,292

The Company’s full-year 2007 nonunion defined benefit pension plan expense is estimated to be $10.2 million compared to $11.6 million for the year ended December 31, 2006. The Company is considering making a voluntary tax-deductible contribution of no more than $8.0 million to its nonunion defined benefit pension plan in the third quarter of 2007. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a new defined contribution plan into which the Company anticipates making discretionary contributions of approximately $0.8 million for 2007.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to certain executive officers of the Company. The Company is required to record a pension accounting settlement when cash payouts exceed annual service and interest costs of the related plan.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	($ thousands, except per share data)
Obligations settled	$592	$1,872	$3,709	$23,394
Pension settlement expense, pre-tax	$189	$645	$1,249	$9,083
Pension settlement expense per share, net of taxes	$—	$0.02	$0.03	$0.22
During the remainder of 2007, the Company anticipates settling obligations of approximately $1.6 million and recording additional pension settlement expense of $0.5 million on a pre-tax basis, or $0.01 per share, net of taxes. The final settlement amounts are dependent upon the pension actuarial valuations, which are based on the applicable discount rates determined at the settlement dates.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based on the time worked by its contractual employees, as specified in the National Master Freight Agreement and other supporting supplemental agreements. No amounts are required to be paid beyond ABF’s monthly contractual obligations based on the time worked by its employees, except as discussed below.
ABF has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. ABF’s contingent liability for a plan would become payable if it were to withdraw from that plan. ABF has gathered data from the majority of these plans and currently estimates its contingent withdrawal liabilities for these plans to be approximately $600 to $650 million, on a pre-tax basis. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, is not current and changes periodically. The funding status of these plans may also be impacted by investment returns, as well as changes in member benefits, the number of participating employees, the number of employers who contribute and their related contractual contributions and the number of employees or retirees participating in the plan who no longer have a contributing employer. Any one or combination of these items, which are outside the control of the Company, has the potential for affecting the funding status of these plans. If ABF did incur withdrawal liabilities, those amounts could be paid in a lump sum or payable over a period of 10 to 15 years.
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
In July 2005, the Central States Southeast and Southwest Area Pension Fund (“Central States Pension Fund”), to which ABF makes approximately 50% of its contributions, received a ten-year extension from the IRS of the

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
period over which it amortizes unfunded liabilities. For the foreseeable future, this extension should help the Central States Pension Fund avoid a funding deficiency. In addition, in July 2007 the Teamsters National Freight Industry Negotiating Committees for the Central States Pension Fund Supplemental Agreement reallocated $0.40 per hour of a previously negotiated $0.70 per hour rate increase for health and welfare to the Central States Pension Fund. This reallocation will have a positive effect on the funded status of the Central States Pension Fund.
In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Act mandates that multiemployer plans that are below certain funding levels adopt a rehabilitation program to improve the funding levels over a defined period of time. Based on currently available information, the Company believes that a number of plans in which it participates, including the Central States Pension Fund, may be below the required funding levels when the Act becomes effective in 2008 and therefore would have to adopt rehabilitation programs for future plan years. However, the funding levels of these multiemployer plans in 2008 could vary from the current funding status. The Act preserves the ten-year amortization extension previously received by the Central States Pension Fund from the IRS. In addition, the Act accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer plans. Information to determine the actual impact the Act will have on the Company is not available at this time.
Under the current IBT collective bargaining agreement, which extends through March 31, 2008, ABF is obligated to continue contributions to the multiemployer pension plans. The Company intends to meet its obligations under the agreement. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007. The financial condition of the multiemployer pension plans, the effect of the Pension Protection Act of 2006 on the plans, and the methodology (including participation in the plans) and level of ABF’s funding required to provide retirement benefits for its union employees, will all be significant matters to be addressed in the contract negotiations. In anticipation of the contract negotiations, ABF is currently considering alternatives which could result in withdrawal from one or more of the multiemployer pension plans as retirement benefits for its union employees could be provided under a Company-sponsored, single-employer benefit plan. Potential withdrawal liabilities, which may be paid in a lump sum or over a certain period of time, may vary from current estimates depending on the number of multiemployer pension plans impacted and the resulting liabilities determined at the time. If ABF withdraws and forms a replacement retirement benefit plan as a result of the negotiations, the Company would recognize a tax deductible charge for the amount of withdrawal liabilities that become probable of payment to one or more of the multiemployer pension plans. Because of uncertainties regarding these negotiations and the financial condition of the plans, either changes in ABF’s funding methodologies as a result of the negotiations or continued participation could have a material impact on the Company’s liquidity, financial condition and results of operations.
NOTE F – SHARE-BASED COMPENSATION
As of June 30, 2007, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan.
Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. No stock options have been granted since 2004. As of June 30, 2007, the Company had not elected to treat any exercised options as employer stock appreciation rights (“SARS”) and no employee SARS had been granted. The restricted stock and restricted stock unit awards generally vest at the end of a five-year period following the date of grant, subject to accelerated vesting due to death, disability, retirement and change-in-control

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
provisions. The Company issues new shares upon the granting of restricted stock, and dividends are paid on restricted stock and restricted stock units during the vesting period.
The following table summarizes the Company’s share-based compensation expense which has been recognized in the accompanying consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	($ thousands, except per share data)
Share-based compensation expense (pre-tax):
Restricted stock and restricted stock units	$1,043	$555	$1,680	$1,012
Stock options	245	378	510	1,067

	$1,288	$933	$2,190	$2,079

Share-based compensation expense (net of tax):
Restricted stock and restricted stock units	$634	$337	$1,021	$615
Stock options	199	291	417	838

	$833	$628	$1,438	$1,453

Share-based compensation expense per diluted share:
Restricted stock and restricted stock units	$0.02	$0.01	$0.04	$0.02
Stock options	0.01	0.01	0.02	0.03

	$0.03	$0.02	$0.06	$0.05

Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Nonvested – January 1, 2007	333,531	$36.31
Granted	191,520	$38.98
Vested	(13,812)	$36.16
Forfeited	(14,112)	$36.45

Nonvested – June 30, 2007	497,127	$37.34

On April 23, 2007, the Compensation Committee of the Company’s Board of Directors granted 191,520 restricted stock units under the 2005 Ownership Incentive Plan at a fair value of $38.98 per unit on the date of grant.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (years )	($ thousands)

Outstanding – January 1, 2007	867,350	$24.43
Granted	—	—
Exercised	(36,612)	$14.65
Forfeited	(9,600)	$27.60

Outstanding – June 30, 2007	821,138	$24.83	4.4	$11,612

Options outstanding at June 30, 2007 which are vested or expected to vest	814,580	$24.83	4.4	$11,518

Exercisable – June 30, 2007	675,408	$24.20	4.0	$9,975

(1)	Intrinsic value represents the fair market value of the Company’s Common Stock on June 30, 2007, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.
NOTE G – OPERATING SEGMENT DATA
The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations. ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated statements of income for the three and six months ended June 30, 2006, were previously reported as a separate segment prior to its sale in June 2006 (see Note I).
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statement information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	($ thousands)
OPERATING REVENUES
ABF	$442,894	$466,884	$850,320	$880,534
Other revenues and eliminations	15,315	12,370	30,508	23,682

	$458,209	$479,254	$880,828	$904,216

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$266,784	$267,626	$530,415	$525,377
Supplies and expenses	72,609	74,425	140,510	141,999
Operating taxes and licenses	11,975	11,848	23,720	23,213
Insurance	5,248	7,605	9,666	14,074
Communications and utilities	3,703	3,737	7,638	7,864
Depreciation and amortization	18,569	15,282	36,685	30,033
Rents and purchased transportation	32,431	39,824	63,834	74,214
Other	1,357	685	2,115	1,323
Pension settlement expense	189	645	1,249	9,083
Gain on sale of property and equipment	(477)	(1,231)	(1,799)	(1,487)

Total ABF operating expenses and costs	412,388	420,446	814,033	825,693

Other expenses and eliminations	15,506	12,353	29,702	24,217

	$427,894	$432,799	$843,735	$849,910

OPERATING INCOME (LOSS)
ABF	$30,506	$46,438	$36,287	$54,841
Other income and eliminations	(191)	17	806	(535)

	$30,315	$46,455	$37,093	$54,306

OTHER INCOME (EXPENSE)
Short-term investment income	$1,347	$1,206	$2,547	$2,215
Interest expense and other related financing costs	(308)	(299)	(595)	(541)
Other, net	800	(1)	975	950

	$1,839	$906	$2,927	$2,624

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$32,154	$47,361	$40,020	$56,930

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE H – LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal and environmental exposures. While management believes that amounts accrued in the accompanying consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these matters are not expected to have a material adverse effect on the Company’s consolidated financial condition, cash flows or results of operations.
On July 30, 2007, a class action lawsuit was filed against the Company and other less-than-truckload carriers in the U.S. District Court for the Southern District of California. This lawsuit alleges that the carriers violated U.S. antitrust laws regarding fuel surcharges and seeks unspecified treble damages allegedly sustained by class members, along with attorney’s fees and costs. This class action litigation is in a preliminary stage and the Company cannot predict its outcome, as the litigation process is inherently uncertain. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously.
The Company’s subsidiaries store fuel for use in tractors and trucks in 71 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with these regulations. The Company’s underground storage tanks are required to have leak-detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
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
At June 30, 2007 and December 31, 2006, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
NOTE I – SALE OF CLIPPER AND DISCONTINUED OPERATIONS
In June 2006, the Company completed the sale of Clipper for $21.5 million in cash. After recording costs associated with the transaction, the Company recognized a pre-tax gain in the second quarter 2006 of $4.9 million or $3.1 million after-tax ($0.12 per diluted share). Pursuant to the sale agreement, the Company has agreed to indemnify the purchaser upon the occurrence of certain events and has provided lease guarantees through March 2012 totaling $1.2 million. The accompanying consolidated statements of income for the three

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
and six months ended June 30, 2006 reflect Clipper as a discontinued operation. Cash flows associated with the discontinued operations of Clipper have been combined within operating, investing and financing cash flows, as appropriate, in the accompanying consolidated cash flow statement for the six months ended June 30, 2006.
Summarized financial information for Clipper is as follows:

	Three Months Ended	Six Months Ended
	June 30	June 30
	2006	2006
	($ thousands, except per share data)
Revenue from discontinued operations	$22,561	$48,252

Income from discontinued operations, net of tax of $0.1 million and $0.3 million, respectively	$234	$530

Gain from disposal of discontinued operations, net of tax of $1.8 million	$3,063	$3,063

Discontinued Operations Per Diluted Share:
Income from discontinued operations	$0.01	$0.02
Gain from disposal of discontinued operations	0.12	0.12

	$0.13	$0.14

NOTE J – CREDIT AGREEMENT
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios.
As of June 30, 2007 and December 31, 2006, there were no outstanding revolver advances, and there were $51.9 million and $51.3 million, respectively, of outstanding letters of credit issued under the Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
General
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”). Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated financial statements, were previously reported as a separate segment prior to its sale.
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
On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have an effect on the Company’s consolidated financial position and results of operations. See Note B to the Company’s consolidated financial statements for additional information and related disclosures.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations, short-term investments and borrowing capacity under its revolving Credit Agreement.
Cash Flow and Short-Term Investments: Cash and cash equivalents and short-term investments totaled $136.4 million at June 30, 2007 and $140.3 million at December 31, 2006.
During the six months ended June 30, 2007, cash provided from operations of $56.6 million, proceeds from asset sales of $5.2 million and proceeds from the net sales of short-term investments of $5.3 million were used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $49.8 million, make payments on long-term debt of $1.3 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $7.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
During the six months ended June 30, 2006, cash provided from operations of $74.2 million, proceeds from the sale of Clipper of $21.5 million, proceeds from asset sales of $8.0 million and proceeds from stock option exercises of $5.3 million were used to purchase revenue equipment and other property and equipment totaling $60.2 million, purchase 300,000 shares of the Company’s Common Stock for $12.6 million and pay dividends on Common Stock of $7.6 million.
The year-over-year decline in cash provided by operations primarily reflects the impact of the weaker freight tonnage environment on ABF’s operating income.
Credit Agreement: On May 4, 2007, the Company entered into a revolving credit agreement (the “Credit Agreement”) with a syndicate of 10 financial institutions. The new facility amended a $225.0 million agreement, which was scheduled to expire in May 2010. The new facility provides for improved pricing and terms. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received.
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
As of June 30, 2007, there were no outstanding revolver advances, and there were $51.9 million of outstanding letters of credit issued, resulting in borrowing capacity of $273.1 million. As of December 31, 2006, there were no outstanding revolver advances and approximately $51.3 million of outstanding letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of June 30, 2007:

	Payments Due by Period
			($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$160	$78	$82	$—	$—
Operating lease obligations (1)	43,018	12,406	16,582	9,281	4,749
Purchase obligations (2)	43,624	43,624
Voluntary savings plan distributions (3)	3,646	3,646
Postretirement health distributions (4)	675	675
Deferred salary distributions (5)	848	848
Supplemental pension distributions (6)	2,161	2,161

Total	$94,132	$63,438	$16,664	$9,281	$4,749

(1) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2007, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $40.4 million for terminal facilities and $2.6 million for other equipment. In addition, the Company has provided lease guarantees through March 2012 totaling $1.2 million related to Clipper, a former subsidiary of the Company.
(2) Purchase obligations relating to revenue equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2007 annual net capital expenditure plan which is now estimated to be approximately $95 million to $110 million. Due to the current freight environment and timing of certain real estate opportunities, this revised expenditure plan is lower than the $110 million to $135 million range estimated at the beginning of the year.
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
(4) The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s near-term projected distributions for postretirement health benefits are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected discount rates, increases in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year are not presented.
(5) The Company has deferred salary agreements with certain employees of the Company. The Company’s near-term projected deferred salary agreement distributions are included in the contractual obligations table above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Future distributions are subject to change based upon assumptions for projected salaries and retirements, early retirements, deaths or disability of current employees. As a result, estimates of distributions beyond one year are not presented.
(6) The Company has an unfunded supplemental pension benefit plan for the purpose of providing additional retirement benefits to certain executive officers of the Company and certain subsidiaries. Distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented (see Note E to the accompanying consolidated financial statements). Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $24.0 million as of June 30, 2007.
Effective January 1, 2006, the Compensation Committee of the Company’s Board of Directors elected to close the supplemental pension benefit plan and deferred salary agreement programs to new entrants. In place of these programs, officers appointed after 2005 participate in a long-term cash incentive plan that is based 60% on the Company’s three-year average return on capital employed and 40% on the Company achieving specified levels of profitability or earnings growth, as defined in the plan. In 2006, three officers elected to switch from participation in the supplemental pension benefit plan and deferred salary agreement programs to the Company’s long-term cash incentive plan under terms approved by the Company’s Compensation Committee. As a result, the participants who elected to switch benefit programs will no longer earn additional benefits under the supplemental pension benefit plan and deferred salary agreement programs after January 31, 2008.
The Company does not expect to have required minimum contributions, but could make tax-deductible contributions to its nonunion pension plan in 2007. Based upon current information, the Company is considering making a voluntary tax-deductible contribution to its nonunion pension plan of no more than $8.0 million in the third quarter of 2007. In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Company does not expect any material impact on the amount of future required contributions to its nonunion defined benefit pension plan as a result of the Act.
Other Liquidity Information: Management believes cash generated by operations, short-term investments and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance its lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion pension contributions; supplemental benefit and postretirement medical distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements and other expenditures.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
The current International Brotherhood of Teamsters (“IBT”) collective bargaining agreement extends through March 31, 2008. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007. In anticipation of the contract negotiations, ABF is currently considering alternatives which could result in withdrawal from one or more of the multiemployer pension plans as retirement benefits for its contractual employees could be provided under a Company-sponsored, single-employer benefit plan (see Note E to the accompanying consolidated financial statements). Potential withdrawal liabilities, which may be paid in a lump sum or over a certain period of time, may vary from current estimates depending on the number of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
multiemployer pension plans impacted and the resulting liabilities determined at the time. If ABF withdraws from the multiemployer pension plans, withdrawal payments could be funded through a combination of existing cash and short-term investments, borrowing capacity under the revolving credit agreement and debt or equity financing; or could be paid directly to the applicable multiemployer pension plans either as a lump sum or over a 10 to 15 year period. If ABF withdraws and forms a replacement retirement benefit plan as a result of the negotiations, the Company would recognize a tax deductible charge for the amount of withdrawal liabilities that become probable of payment to the multiemployer pension plans. Because of uncertainties regarding these negotiations and the financial condition of the plans, either changes in ABF’s funding methodologies as a result of the negotiations or continued participation could have a material impact on the Company’s consolidated liquidity, financial condition and results of operations.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the six months ended June 30, 2007 or in 2006.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $43.0 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.
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
In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4 Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), which requires the Company to recognize a postretirement liability for the discounted future benefit obligation that the Company will have to pay upon the death of the underlying insured employee. EITF 06-4 is effective for the Company beginning January 1, 2008. Although the Company maintains endorsement split-dollar life insurance policies, adoption of EITF 06-4 is not expected to have a material effect on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”) which represented 97% of consolidated revenues for the six months ended June 30, 2007. Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated financial statements, were previously reported as a separate segment prior to its sale.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
During the three and six months ended June 30, 2007, ABF’s revenues decreased 5.1% and 3.4%, respectively, on a per-day basis compared to the same periods in 2006. The decrease in revenues resulted from lower tonnage levels partially offset by increases in revenue per hundredweight.
ABF’s second quarter 2007 operating ratio increased to 93.1% from 90.1% in the second quarter of 2006. During the six months ended June 30, 2007, ABF’s operating ratio increased to 95.7% from 93.8% in the same period of 2006. The increase in ABF’s operating ratio was influenced by the decline in the year-over-year tonnage levels and additional operating expenses associated with investment in regional service initiatives. The impact of these items more than offset the favorable effect of improved revenue yields, a decrease in pension settlement expense and lower costs associated with third-party casualty claims. These changes are more fully discussed below in the ABF section of Management’s Discussion and Analysis
ABF’s ability to maintain or grow existing tonnage levels is impacted by the market tonnage available, influenced in part by the state of the construction, manufacturing and retail sectors of the North American economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2006 Annual Report on Form 10-K. Year-over-year tonnage comparisons for 2007 were affected by increased tonnage levels experienced in the first nine months of 2006. Due to a favorable freight environment in the U.S. construction, manufacturing and retail sectors, ABF’s tonnage in the second quarter of 2006 was 6.4% higher than the second quarter of 2005. During the three and six months ended June 30, 2007, ABF’s total tonnage per day decreased by 6.9% and 6.4% compared to the same periods in 2006 primarily reflecting a change in the freight environment, especially in the U.S. construction, manufacturing and retail sectors. Through the end of July 2007, average daily total tonnage figures for ABF have declined about 5% below the same period last year, although comparisons for the month are complicated by the favorable calendar effects associated with Independence Day.
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
account or market evaluations. For ABF, total company profitability must be considered, together with measures of billed revenue per hundredweight changes. The pricing environment generally becomes more competitive during lower tonnage levels. During the three and six months ended June 30, 2007, the pricing environment was competitive but compensatory for efficient carriers, with total billed revenue per hundredweight, including fuel surcharges, increasing 1.2% and 2.6%, respectively, over the same periods in 2006. During the six months ended June 30, 2007, ABF experienced freight profile changes that impacted the reported revenue per hundredweight, as further discussed in the ABF section. Management expects the pricing environment in 2007 to remain competitive, although there can be no assurances in this regard.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Although fuel prices for the first six months of 2007 were relatively consistent with the prior year period, ABF has experienced higher fuel prices in recent years. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs. Other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. However, the total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. However, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin, since the total price is governed by market forces, although there can be no assurances in this regard. Through the six months ended June 30, 2007, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. In July 2007, a large competing carrier announced that it was reducing its fuel surcharge rate by approximately 25%. ABF’s ability to recover fuel surcharges at the levels experienced during the first six months of 2007 and prior years may be affected as a result. However, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin although there can be no assurances in this regard. While the fuel surcharge impacts ABF’s overall rate structure, the total price received from customers is governed by market forces based on value provided to the customer.
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the IBT. The IBT agreement has a five-year term and was effective April 1, 2003. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin later in 2007. The Company anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however, there can be no assurance that this will occur. ABF’s ability to effectively manage labor costs, which amounted to approximately 62% of ABF’s revenues for the six months ended June 30, 2007, has a direct impact on its operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, length of haul, lane mix and the degree to which rail service is used. ABF is generally effective in managing its labor costs to business levels, although labor as a percentage of revenue does increase during periods of business decline. Labor costs

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the accompanying consolidated financial statements).
In addition to the traditional long-haul model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. Development and expansion of the regional network required added work-rule flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. The operational implementation of this program began in June 2005 in certain ABF facilities in the Northeast. Through a multi-phased program ABF’s regional network now includes 228 of ABF’s total 290 facilities covering the eastern two-thirds of the United States. Marketing of the regional initiative known as the Regional Performance Model (“RPM”), was initiated in August 2006 in the East Coast states and in January 2007 in the South and Central regions.
Through the six months ended June 30, 2007, the operation of ABF’s RPM initiative has been in line with management’s expectations. However, continuing development and operation of the RPM network will require ongoing investment in personnel and infrastructure that may affect ABF’s operating results. Management estimates that costs of the RPM initiative increased ABF’s operating ratio by 1.3 percentage points for the three and six months ended June 30, 2007 compared to the same periods in 2006. Management expects the RPM effect in the second half of 2007 to be slightly less than the operating ratio increase experienced in the second quarter of 2007 as the third and fourth quarters of 2006 were the initial periods impacted by the costs of this multi-phased program. However, additional RPM service enhancements that may be implemented in the third quarter of 2007 could add approximately $1.0 million to the annual cost of operating this program.
The Company ended the second quarter with no outstanding revolver advances and borrowing capacity of $273.1 million under its revolving Credit Agreement, cash and short-term investments of $136.4 million and stockholders’ equity of $597.3 million. Because of the Company’s financial position at June 30, 2007, the Company should continue to be in a position to pursue growth initiatives and effectively consider alternatives that might arise during negotiations of the IBT collective bargaining agreement (see Note E to the accompanying consolidated financial statements).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	($ thousands, except per share data)
WORKDAYS	64	64	128	128
OPERATING REVENUES
ABF	$442,894	$466,884	$850,320	$880,534
Other revenues and eliminations	15,315	12,370	30,508	23,682

	$458,209	$479,254	$880,828	$904,216

OPERATING INCOME (LOSS)
ABF	$30,506	$46,438	$36,287	$54,841
Other and eliminations	(191)	17	806	(535)

	$30,315	$46,455	$37,093	$54,306

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.78	$1.13	$0.97	$1.36
Income from discontinued operations	—	0.13	—	0.14

NET INCOME	$0.78	$1.26	$0.97	$1.50

Consolidated revenues from continuing operations for the three and six months ended June 30, 2007 decreased 4.4% and 2.6%, respectively, on a per-day basis, as compared to the same periods in 2006. The decrease is primarily due to the revenue decline at ABF, as discussed in the ABF section that follows.
Consolidated operating income from continuing operations for the three and six months ended June 30, 2007, decreased 34.7% and 31.7%, respectively, as compared to the same periods in 2006. The comparisons primarily reflect the operating results of ABF as discussed in the ABF section below and were impacted by pension settlement expense in the amounts as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
		($ thousands)
Effect on operating income:
Pension settlement expense (*)	$(189)	$(645)	$(1,249)	$(9,083)
Consolidated income from continuing operations per share for the three and six months ended June 30, 2007 decreased 31.0% and 28.7%, respectively, compared to the same periods in 2006. The comparisons primarily reflect the operating results of ABF and were impacted by pension settlement expense as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Effect on diluted earnings per share:
Pension settlement expense (*)	$—	$(0.02)	$(0.03)	$(0.22)

(*)	The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to certain executive officers of the Company (see Note E to the accompanying consolidated financial statements). During the remainder of 2007, the Company anticipates settling obligations of approximately $1.6 million

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
and recording additional pension settlement expense of $0.5 million on a pre-tax basis, or $0.01 per share, net of taxes. The final settlement amounts are dependent upon the pension actuarial valuations, which are based on the applicable discount rates determined at the settlement dates.
As discussed in Note I to the Company’s consolidated financial statements, in June 2006, the Company sold Clipper, its intermodal subsidiary. The Company’s discontinued operations for 2006 included an after-tax gain of $0.12 per share as a result of the sale. In addition, discontinued operations for 2006 included after-tax income of $0.02 per share associated with Clipper’s year-to-date operating results through the closing date of the sale.
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	60.2%	57.3%	62.4%	59.7%
Supplies and expenses	16.4	15.9	16.5	16.1
Operating taxes and licenses	2.7	2.6	2.8	2.6
Insurance	1.2	1.6	1.1	1.6
Communications and utilities	0.8	0.8	0.9	0.9
Depreciation and amortization	4.2	3.3	4.3	3.4
Rents and purchased transportation	7.3	8.5	7.5	8.4
Other	0.4	0.2	0.3	0.2
Pension settlement expense	—	0.1	0.1	1.1
Gain on sale of property and equipment	(0.1)	(0.2)	(0.2)	(0.2)

	93.1%	90.1%	95.7%	93.8%

ABF OPERATING INCOME	6.9%	9.9%	4.3%	6.2%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended June 30
	2007	2006	% Change

Workdays	64	64
Billed revenue* per hundredweight, including fuel surcharges	$25.53	$25.22	1.2%
Pounds	1,745,252,511	1,873,883,453	(6.9)%
Pounds per day	27,269,570	29,279,429	(6.9)%
Shipments per DSY hour	0.484	0.493	(1.8)%
Pounds per DSY hour	624.33	639.37	(2.4)%
Pounds per shipment	1,289	1,297	(0.6)%
Pounds per mile	19.06	19.46	(2.1)%

	Six Months Ended June 30
	2007	2006	% Change

Workdays	128	128
Billed revenue* per hundredweight, including fuel surcharges	$25.17	$24.54	2.6%
Pounds	3,401,922,850	3,632,594,622	(6.4)%
Pounds per day	26,577,522	28,379,645	(6.4)%
Shipments per DSY hour	0.484	0.497	(2.6)%
Pounds per DSY hour	613.01	634.77	(3.4)%
Pounds per shipment	1,265	1,278	(1.0)%
Pounds per mile	18.84	19.59	(3.8)%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and six months ended June 30, 2007 was $442.9 million and $850.3 million, respectively, compared to $466.9 million and $880.5 million reported for the same periods in 2006. ABF’s revenue-per-day declined 5.1% and 3.4% for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The revenue decline primarily reflects a 6.9% and 6.4% decrease in tonnage for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, partially offset by improvement in revenue per hundredweight, including fuel surcharges.
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
ABF’s 1.2% and 2.6% increase in reported revenue per hundredweight for the three and six months ended June 30, 2007 compared to the same periods in 2006 has been impacted not only by the general rate increase and fuel surcharge, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment declined 0.6% and 1.0% compared to the second quarter and first half of 2006, which has the effect of increasing the nominal revenue per hundredweight measure. However, ABF’s length of haul declined 1.7% and 0.9% in the three and six month periods ended June 30, 2007 compared to the same prior year periods, influenced in part by the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. A shorter length of haul and a higher mix of volume spot shipments have the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the three and six months ended June 30, 2007, billed revenue per hundredweight compared to the same period in 2006 reflects a pricing environment that is competitive but compensatory for efficient carriers.
ABF generated operating income of $30.5 million and $36.3 million for the three and six month periods ended June 30, 2007 versus $46.4 million and $54.8 million during the same periods in 2006.
ABF’s second quarter 2007 operating ratio increased to 93.1% from 90.1% in the second quarter of 2006. For the six months ended June 30, 2007, ABF’s operating ratio increased to 95.7% from 93.8% in the same period of 2006. The increase in ABF’s operating ratio in both the quarter and year-to-date periods was influenced by the decline in tonnage levels mentioned above, as well as incremental costs associated with investments in RPM which added approximately 1.3% of revenues to ABF’s operating ratio and other changes in operating expenses as discussed in the following paragraphs. ABF’s operating income includes pension settlement expense of $1.2 million in the six months ended June 30, 2007 and $9.1 million reported in the six months ended June 30, 2006. On a year-to-date basis, pension settlement expense added 0.1% of revenues to ABF’s operating ratio in 2007 and 1.1% of revenues to the operating ratio in 2006.
Salaries, wages and benefits expense for the three and six months ended June 30, 2007 increased 2.9% and 2.7% of revenues, respectively. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels. The increase in salaries, wages and benefits as a percent of revenue also reflects contractual increases under the IBT National Master Freight Agreement. The five-year agreement was effective April 1, 2003 and provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4%, subject to additional wage rate cost-of-living increases. The annual wage adjustment occurred on April 1, 2007 for an increase of 2.3%. On August 1, 2006, health, welfare and pension benefit costs under this agreement increased 5.4%. Health, welfare and pension benefit costs increased 6.0% on August 1, 2007.
Salaries, wages and benefits expense is also influenced by managing labor costs to business levels as measured by the productivity figures reported in the table above. For the three and six months ended June 30, 2007, pounds per DSY hour decreased 2.4% and 3.4% and pounds per mile decreased 2.1% and 3.8% compared to the same periods in 2006. These measures reflect the effect of the tonnage decline combined with the addition of new employees to support ABF’s RPM program and initiatives to improve customer service levels. Management expects these productivity measures to improve with increasing tonnage levels.
Supplies and expenses increased 0.5% and 0.4% of revenues for the three and six months ended June 30, 2007, respectively, but declined slightly when compared with the same periods in 2006 on an absolute dollar basis. Portions of supplies and expenses are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Insurance expense in the three and six month periods ended June 30, 2007 declined 0.4% and 0.5% of revenues compared to the same periods in 2006. The decline on both an absolute dollar basis as well as a percent of revenue is primarily attributable to the lower severity of third-party casualty claims in the six months ended June 30, 2007 versus the same period in 2006.
Depreciation and amortization increased 0.9% of revenues, for both the three and six months ended June 30, 2007 compared to the same periods in 2006. This change primarily reflects increased depreciation on road tractors and trailers purchased in 2006 and 2007, influenced by higher unit costs and the effect of replacing older, fully depreciated trailers with new trailers. The impact of higher depreciation associated with these new units was partially offset by reduced rail spending that resulted in greater utilization of ABF’s linehaul network, as discussed in the following paragraph.
Rents and purchased transportation for the three and six months ended June 30, 2007 decreased 1.2% and 0.9% of revenues, compared to the prior year periods. The decrease in both the quarter and year-to-date periods primarily reflects a decline of rail utilization to 11.8% and 12.1% of total miles for the three and six months ended June 30, 2007, respectively, compared to 16.1% and 15.4% of total miles reported in the three and six months ended June 30, 2006. ABF reduced its rail spending to increase utilization of ABF’s linehaul network in order to improve customer service levels.
Accounts Receivable
Accounts receivable, less allowances, increased $6.5 million from December 31, 2006 to June 30, 2007, primarily due to an increase in business levels in June of 2007 compared to December of 2006.
Other Assets
Other assets increased $4.8 million from December 31, 2006 to June 30, 2007, primarily due to the reclassification of additional assets as held for sale under ABF’s process of evaluating assets expected to be sold within the next 12 months. In addition, an increase in the cash surrender value of the Company’s life insurance policies contributed to the growth in other assets.
Accrued Expenses
Accrued expenses decreased $6.9 million from December 31, 2006 to June 30, 2007, primarily due to the payment of 2006 incentive amounts in January 2007 and distributions made under the Company’s supplemental pension benefit plan.
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
Forward-Looking Statements
Statements contained in the Management’s Discussion and Analysis section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “predict,” “prospect,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company’s subsidiaries; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims; union and nonunion employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; competitive initiatives and pricing pressures; general economic conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
Since December 31, 2006, there have been no significant changes in the Company’s market risks, as reported in the Company’s 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
For information related to the Company’s legal proceedings, see Note H, Legal Proceedings and Environmental Matters under Part 1, Item 1, of this quarterly report on Form 10-Q.
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
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005 an additional $50.0 million was authorized for a total of $75.0 million. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2007, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the second quarter of 2007.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Shareholders was held on April 24, 2007.
The first proposal considered at the Annual Meeting was to elect John W. Alden, Frank Edelstein and Robert A. Young III to serve as directors of the Company. The results of this proposal were as follows:

Directors	Votes For	Votes Withheld
John W. Alden	22,054,986	1,295,450
Frank Edelstein	21,636,767	1,713,669
Robert A. Young III	21,640,606	1,709,830
The second proposal was to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2007. This proposal received 23,216,298 votes for adoption, 118,368 against adoption, 15,770 abstentions and no broker non-votes.
The third proposal was a non-binding shareholder proposal to declassify the Board of Directors. This non-binding proposal received 13,715,401 votes for adoption, 7,770,364 against adoption, 25,946 abstentions and 1,838,725 broker non-votes.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of February 17, 2003 (previously filed as Exhibit 10.17 to the Company’s 2002 Form 10-K, filed with the Commission on February 27, 2003, Commission File No. 0-19969, and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto). (Previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2	Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3	Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1*+	$325 million Second Amended and Restated Credit Agreement dated as of May 4, 2007 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, UFJ, LTD as Co-Documentation Agents.

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

+	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION (Registrant)
Date: August 3, 2007	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President – Chief Financial Officer, Treasurer and Principal Accounting Officer