Form 10-Q
period 2007-09-30
ARKANSAS BEST CORP /DE/
filed 2007-11-06
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $.01 par value	25,172,583 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2007	2006
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,066	$5,009
Short-term investment securities	141,362	135,317
Accounts receivable, less allowances (2007 – $4,402; 2006 – $4,476)	161,023	143,216
Other accounts receivable, less allowances (2007 – $880; 2006 – $1,272)	9,130	8,912
Prepaid expenses	9,008	11,735
Deferred income taxes	37,307	36,532
Prepaid income taxes	3,236	3,024
Other	6,610	7,212

TOTAL CURRENT ASSETS	373,742	350,957

PROPERTY, PLANT AND EQUIPMENT
Land and structures	229,533	228,375
Revenue equipment	518,944	498,844
Service, office and other equipment	128,944	140,516
Leasehold improvements	19,095	17,735

	896,516	885,470
Less allowances for depreciation and amortization	430,007	423,587

	466,509	461,883

OTHER ASSETS	74,429	61,959

GOODWILL	63,984	63,917

	$978,664	$938,716

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	September 30	December 31
	2007	2006
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$18,869	$17,423
Accounts payable	64,738	63,477
Income taxes payable	3,118	5,833
Accrued expenses	170,183	171,432
Current portion of long-term debt	78	249

TOTAL CURRENT LIABILITIES	256,986	258,414

LONG-TERM DEBT, less current portion	82	1,184

PENSION AND POSTRETIREMENT LIABILITIES	55,252	54,616

OTHER LIABILITIES	24,847	25,655

DEFERRED INCOME TAXES	23,451	19,452

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2007: 26,548,606 shares; 2006: 26,407,472 shares	265	264
Additional paid-in capital	257,297	250,469
Retained earnings	447,852	415,876
Treasury stock, at cost, 2007: 1,677,932 shares; 2006: 1,552,932 shares	(57,770)	(52,825)
Accumulated other comprehensive loss	(29,598)	(34,389)

TOTAL STOCKHOLDERS’ EQUITY	618,046	579,395

	$978,664	$938,716

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$479,815	$507,307	$1,360,643	$1,411,523

OPERATING EXPENSES AND COSTS	451,629	457,519	1,295,363	1,307,429

OPERATING INCOME	28,186	49,788	65,280	104,094

OTHER INCOME (EXPENSE)
Short-term investment income	1,477	1,333	4,023	3,547
Interest expense and other related financing costs	(290)	(292)	(885)	(833)
Other, net	601	831	1,575	1,782

	1,788	1,872	4,713	4,496

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	29,974	51,660	69,993	108,590

FEDERAL AND STATE INCOME TAXES
Current	12,318	20,966	26,491	46,809
Deferred	(1,260)	(852)	166	(4,553)

	11,058	20,114	26,657	42,256

INCOME FROM CONTINUING OPERATIONS	18,916	31,546	43,336	66,334

DISCONTINUED OPERATIONS, NET OF TAX
Income from operations	—	—	—	530
Gain from disposal	—	—	—	3,063

	—	—	—	3,593

NET INCOME	$18,916	$31,546	$43,336	$69,927

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.76	$1.26	$1.75	$2.64
Income from discontinued operations	—	—	—	0.14

NET INCOME	$0.76	$1.26	$1.75	$2.78

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,820,079	25,128,232	24,806,290	25,197,419

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.75	$1.24	$1.72	$2.59
Income from discontinued operations	—	—	—	0.14

NET INCOME	$0.75	$1.24	$1.72	$2.73

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,137,398	25,523,367	25,137,140	25,577,947

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2007	26,407	$264	$250,469	$415,876	1,553	$(52,825)	$(34,389)	$579,395

Net income				43,336				43,336
Change in foreign currency translation, net of tax							171	171
Amortization of unrecognized net periodic benefit costs, net of tax:
Net actuarial loss							3,057	3,057
Prior service costs							304	304
Net transition obligation							8	8
Settlement expense, net of tax (1)							817	817
Unrecognized net actuarial gain, net of tax							434	434

Total comprehensive income (2)								48,127

Issuance of common stock under share-based compensation plans	142	1	2,684					2,685
Tax effect of share-based compensation plans (including excess tax benefits) and other			618					618
Share-based compensation expense			3,526					3,526
Purchases of treasury stock					125	(4,945)		(4,945)
Dividends paid on common stock				(11,360)				(11,360)

Balances at September 30, 2007	26,549	$265	$257,297	$447,852	1,678	$(57,770)	$(29,598)	$618,046

See notes to consolidated financial statements.

(1)	Consists of adjustments to unrecognized actuarial loss and transition obligation as a result of pension settlement accounting (see Note E).

(2)	Total comprehensive income for the three months ended September 30, 2007 was $20.8 million. Total comprehensive income for the three and nine months ended September 30, 2006 was $31.6 million and $74.8 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2007	2006
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$43,336	$69,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,769	49,947
Other amortization	188	159
Pension settlement expense	1,336	10,104
Share-based compensation expense	3,526	3,494
Provision for losses on accounts receivable	1,064	463
Deferred income tax provision (benefit)	166	(4,553)
Gain on disposal of discontinued operations, net of taxes	—	(3,063)
Gain on sales of assets and other	(2,745)	(3,006)
Excess tax benefits from share-based compensation	(683)	(1,106)
Changes in operating assets and liabilities:
Receivables	(18,984)	(19,381)
Prepaid expenses	2,727	4,721
Other assets	(1,420)	17,711
Accounts payable, taxes payable, accrued expenses and other liabilities(1,2)	6,691	(7,355)

NET CASH PROVIDED BY OPERATING ACTIVITIES	92,971	118,062

INVESTING ACTIVITIES
Purchases of property, plant and equipment (2)	(76,327)	(109,241)
Proceeds from asset sales	7,404	10,546
Proceeds from disposal of discontinued operations	—	21,450
Purchases of short-term investment securities	(230,695)	(310,349)
Proceeds from sales of short-term investment securities	224,650	299,255
Capitalization of internally developed software and other	(3,382)	(3,299)

NET CASH USED BY INVESTING ACTIVITIES	(78,350)	(91,638)

FINANCING ACTIVITIES
Payments on long-term debt	(1,273)	(303)
Net change in bank overdraft	1,446	2,877
Payment of common stock dividends	(11,360)	(11,473)
Purchases of treasury stock	(4,945)	(16,742)
Excess tax benefits from share-based compensation	683	1,106
Deferred financing costs	(800)	—
Proceeds from the exercise of stock options	2,685	5,617

NET CASH USED BY FINANCING ACTIVITIES	(13,564)	(18,918)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,057	7,506
Cash and cash equivalents at beginning of period	5,009	5,767

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,066	$13,273

See notes to consolidated financial statements.

(1)	Includes payments to retiring officers under the Company’s unfunded Supplemental Benefit Plan of $4.0 million in 2007 and $26.2 million in 2006.

(2)	Does not include $3.7 million and $4.7 million of revenue equipment which was received but not yet paid for at September 30, 2007 and 2006, respectively.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”).
Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006 and has been reported as discontinued operations in the accompanying consolidated statements of income for the nine months ended September 30, 2006. Cash flows associated with the discontinued operations of Clipper have been combined with cash flows from continuing operations in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2006 (see Note I).
On March 28, 2003, the International Brotherhood of Teamsters (“IBT”) announced the ratification of its National Master Freight Agreement (“NMFA”) with the Motor Freight Carriers Association (“MFCA”) by its membership. Carrier members of MFCA, including ABF, ratified the agreement on the same date. Effective October 1, 2005, the MFCA was dissolved and replaced by Trucking Management, Inc. (“TMI”). ABF is a member of TMI. The IBT agreement has a five-year term and was effective April 1, 2003. The agreement provides for annual contractual wage and benefit increases of approximately 3.2% – 3.4%, subject to wage rate cost-of-living adjustments. Approximately 78% of ABF’s employees are covered by the agreement. TMI has represented ABF in previous negotiations with the IBT for the NMFA. A member company has the right to elect not to be represented by TMI prior to the commencement of negotiations for a new contract. On August 15, 2007, ABF advised TMI that ABF will conduct future negotiations directly with the IBT for the purpose of entering into a new collective bargaining agreement applicable only to ABF which would replace the current NMFA agreement. As a result, TMI and its related associations will not serve as the collective bargaining representative and agent of ABF. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin in November 2007. The Company anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however, there can be no assurance that this will occur.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Income Taxes: Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which establishes the accounting and disclosure requirements for uncertain tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized. This approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. In applying the provisions of FIN 48, the Company has determined that no reserves for uncertain tax positions are required at January 1, 2007 or September 30, 2007. Federal income tax returns filed for years through 2002 are closed by the applicable statute of limitations. The Internal Revenue Service (IRS) recently completed an examination of the Company’s federal income tax return for 2004. The Company has received final notice from the IRS that there are no changes to the reported tax on the return as filed. The Company’s policy is that interest and penalty amounts related to income tax matters will continue to be classified as interest expense and operating expenses, respectively, in the Company’s consolidated financial statements. Interest expense related to amended state income tax returns yet to be filed was less than $0.2 million for the three month and nine month periods ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, the accrued interest liability, which related to amended state income tax returns, totaled $1.0 million and $1.1 million, respectively.
The difference between the Company’s effective tax rate and the federal statutory rate for all periods presented primarily results from the effect of state income taxes, nondeductible expenses, alternative fuel tax credits and tax-exempt income. The Company’s effective tax rate was 38.1% for the nine months ended September 30, 2007 compared to 38.9% for the nine months ended September 30, 2006. The lower effective tax rate in 2007 versus 2006 primarily reflects the recognition during the third quarter of a federal tax credit under the alternative fuel program.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share:
Income from continuing operations	$18,916	$31,546	$43,336	$66,334
Discontinued operations, net of tax	—	—	—	3,593

Net income	$18,916	$31,546	$43,336	$69,927

Denominator:
Denominator for basic earnings per share — weighted-average shares	24,820,079	25,128,232	24,806,290	25,197,419
Effect of dilutive securities:
Restricted stock awards	109,676	92,126	99,167	56,989
Stock options	207,643	303,009	231,683	323,539

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,137,398	25,523,367	25,137,140	25,577,947

INCOME PER SHARE
Basic:
Income from continuing operations	$0.76	$1.26	$1.75	$2.64
Discontinued operations	—	—	—	0.14

Net income	$0.76	$1.26	$1.75	$2.78

Diluted:
Income from continuing operations	$0.75	$1.24	$1.72	$2.59
Discontinued operations	—	—	—	0.14

Net income	$0.75	$1.24	$1.72	$2.73

For the three and nine months ended September 30, 2007 and 2006, no outstanding stock options were antidilutive.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE D – STOCKHOLDERS’ EQUITY
Dividends on Common Stock
The following table is a summary of dividends declared during the applicable quarter being reported upon or subsequent thereto.

	2007		2006
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter	$0.15	$3,780	$0.15	$3,801
Second quarter	$0.15	$3,790	$0.15	$3,845
Third quarter	$0.15	$3,790	$0.15	$3,827
Fourth quarter	$0.15	$3,805	$0.15	$3,796
On October 18, 2007, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of November 1, 2007.
Treasury Stock
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. For the three months ended March 31, 2007 the Company purchased 125,000 shares of the Company’s Common Stock for $4.9 million. The Company made no repurchases during the second and third quarters of 2007. Since inception of the program, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	September 30	December 31
	2007	2006
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(241)	$(524)
Unrecognized net periodic benefit costs	(48,202)	(55,762)

Total	$(48,443)	$(56,286)

After-tax amounts:
Foreign currency translation	$(147)	$(318)
Unrecognized net periodic benefit costs	(29,451)	(34,071)

Total	$(29,598)	$(34,389)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2007	2006	2007	2006	2007	2006
	($ thousands)
Service cost	$2,499	$2,461	$191	$191	$46	$41
Interest cost	2,757	2,606	308	345	285	251
Expected return on plan assets	(3,511)	(3,311)	—	—	—	—
Transition (asset) obligation recognition	—	—	(29)	(33)	34	33
Amortization of prior service cost (credit)	(224)	(226)	390	390	—	4
Pension accounting settlement	—	—	87	1,021	—	—
Recognized net actuarial loss and other	1,038	1,361	335	276	259	316

Net periodic benefit cost	$2,559	$2,891	$1,282	$2,190	$624	$645

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2007	2006	2007	2006	2007	2006
	($ thousands)
Service cost	$7,497	$7,385	$607	$691	$138	$125
Interest cost	8,272	7,820	953	1,181	855	757
Expected return on plan assets	(10,533)	(9,933)	—	—	—	—
Transition (asset) obligation recognition	—	—	(87)	(101)	101	101
Amortization of prior service cost (credit)	(672)	(690)	1,170	1,170	—	8
Pension accounting settlement	—	—	1,336	10,104	—	—
Recognized net actuarial loss and other	3,115	4,089	1,113	920	776	946

Net periodic benefit cost	$7,679	$8,671	$5,092	$13,965	$1,870	$1,937

The Company’s full-year 2007 nonunion defined benefit pension plan expense is estimated to be $10.2 million compared to $11.6 million for the year ended December 31, 2006. The Company made a voluntary tax-deductible contribution of $5.0 million to its nonunion defined benefit pension plan in the third quarter of 2007. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a new defined contribution plan into which the Company anticipates making discretionary contributions of approximately $0.8 million for 2007.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	($ thousands, except per share data)
Obligations settled	$319	$2,797	$4,028	$26,191
Pension settlement expense, pre-tax	87	1,021	1,336	10,104
Pension settlement expense per share, net of taxes	$—	$0.02	$0.03	$0.24
During the remainder of 2007, the Company anticipates settling an obligation of $1.2 million and recording additional pension settlement expense of $0.3 million on a pre-tax basis, or $0.01 per share, net of taxes. The final settlement amount is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the settlement date. The settlement recorded in the third quarter 2007 was based on a pension actuarial valuation at the settlement date using a discount rate of 6.0%, determined by matching projected cash distributions with the appropriate corporate bond yields. The settlement discount rate is an increase from the 5.5% used in previous actuarial valuations resulting in an unrecognized net actuarial gain of $0.5 million, net of taxes, on the supplemental benefit pension plan.
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
ABF has contingent liabilities for its share of the unfunded liabilities of each plan to which it contributes. ABF’s contingent liability for a plan would become payable if it were to withdraw from that plan. Based on December 31, 2006 multiemployer pension plan information which recently became available, the current estimate of ABF’s contingent withdrawal liabilities for these plans is approximately $800 to $850 million, on a pre-tax basis, which represents an increase from the $600 to $650 million previously disclosed. The increase in the estimate of contingent withdrawal liabilities is primarily due to the change in several actuarial assumptions used by the Central States Southeast and Southwest Area Pension Fund (“Central States Pension Fund”) in determining withdrawal liabilities in anticipation of withdrawal by a large contributing employer. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, changes periodically and has not been verified by ABF or its independent pension counsel. The funding status of these plans may also be impacted by investment returns, as well as changes in member benefits, the number of participating employees, the number of employers who contribute and their related contractual contributions and the number of employees or retirees participating in the plan who no longer have a contributing employer. Any one or combination of these items, which are outside the control of the Company, has the potential to affect the funding status of these plans. If ABF did incur withdrawal liabilities, those amounts could be paid in a lump sum or over a period of 10 to 20 years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
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
In July 2005, the Central States Pension Fund, to which ABF makes approximately 50% of its contributions, received a ten-year extension from the IRS of the period over which it amortizes unfunded liabilities. For the foreseeable future, this extension should help the Central States Pension Fund avoid a funding deficiency. In addition, in July 2007 the Teamsters National Freight Industry Negotiating Committees for the Central States Pension Fund Supplemental Agreement reallocated $0.40 per hour of a previously negotiated $0.70 per hour rate increase for health and welfare to the Central States Pension Fund. This reallocation will have a positive effect on the funded status of the Central States Pension Fund.
In August 2006, the Pension Protection Act of 2006 (the “Act”) became law, with provisions of the Act primarily taking effect on January 1, 2008. The Act mandates that multiemployer plans that are below certain funding levels or that have projected funding deficiencies adopt a rehabilitation program to improve the funding levels over a defined period of time. Based on currently available information, the Company believes that a number of plans in which it participates, including the Central States Pension Fund, would have to adopt rehabilitation programs. However, the funding levels of these multiemployer plans in 2008 could vary from the current funding status. In addition, the Act accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer plans. Information to determine the actual impact the Act will have on the Company is not available at this time.
Under the current IBT collective bargaining agreement, which extends through March 31, 2008, ABF is obligated to continue contributions to the multiemployer pension plans. The Company intends to meet its obligations under the agreement. As mentioned in Note A, contract negotiations for periods subsequent to March 31, 2008 are expected to begin in November 2007. The financial condition of the multiemployer pension plans, the effect of the Pension Protection Act of 2006 on the plans, and the methodology (including participation in the plans) and level of ABF’s funding required to provide retirement benefits for its union employees, will all be significant matters to be addressed in the contract negotiations. In anticipation of the contract negotiations, ABF is currently considering alternatives which could result in withdrawal from one or more of the multiemployer pension plans as retirement benefits for its union employees could be provided under a Company-sponsored, single-employer benefit plan. Potential withdrawal liabilities, which may be paid in a lump sum or over a period of 10 to 20 years, may vary from current estimates depending on the number of multiemployer pension plans impacted and the resulting liabilities determined at the time. If as a result of the negotiations ABF withdraws and forms a replacement retirement benefit plan, the Company would recognize a charge for the amount of withdrawal liabilities that become probable of payment to one or more of the multiemployer pension plans. Because of uncertainties regarding these negotiations and the financial condition of the plans, either changes in ABF’s funding methodologies as a result of the negotiations or continued participation could have a material impact on the Company’s liquidity, financial condition and results of operations.
NOTE F – SHARE-BASED COMPENSATION
As of September 30, 2007, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. No stock options have been granted since 2004. As of September 30, 2007, the Company had not elected to treat any exercised options as employer stock appreciation rights (“SARS”) and no employee SARS had been granted. The restricted stock and restricted stock unit awards generally vest at the end of a five-year period following the date of grant, subject to accelerated vesting due to death, disability, retirement and change-in-control provisions. The Company issues new shares upon the granting of restricted stock, and dividends are paid on restricted stock and restricted stock units during the vesting period.
The following table summarizes the Company’s share-based compensation expense which has been recognized in the accompanying consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	($ thousands, except per share data)
Share-based compensation expense (pre-tax):
Restricted stock and restricted stock units	$1,087	$1,044	$2,767	$2,056
Stock options	249	372	759	1,438

	$1,336	$1,416	$3,526	$3,494

Share-based compensation expense (net of tax):
Restricted stock and restricted stock units	$661	$635	$1,682	$1,250
Stock options	204	289	621	1,127

	$865	$924	$2,303	$2,377

Share-based compensation expense per diluted share:
Restricted stock and restricted stock units	$0.02	$0.02	$0.07	$0.05
Stock options	0.01	0.01	0.02	0.03

	$0.03	$0.03	$0.09	$0.08

Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Nonvested – January 1, 2007	333,531	$36.31
Granted	191,520	$38.98
Vested	(16,340)	$36.16
Forfeited	(14,112)	$36.45

Nonvested – September 30, 2007	494,599	$37.34

On April 23, 2007, the Compensation Committee of the Company’s Board of Directors granted 191,520 restricted stock units under the 2005 Ownership Incentive Plan at a fair value of $38.98 per unit on the date of grant.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (years)	($ thousands)

Outstanding — January 1, 2007	867,350	$24.43
Granted	—	—
Exercised	(134,966)	19.89
Forfeited	(9,600)	27.60

Outstanding — September 30, 2007	722,784	$25.24	4.6	$5,363

Options outstanding at September 30, 2007 which are vested or expected to vest	716,226	$25.21	4.6	$5,336

Exercisable — September 30, 2007	577,054	$24.60	4.3	$4,651

(1)	Intrinsic value represents the fair market value of the Company’s Common Stock on September 30, 2007, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.
NOTE G — OPERATING SEGMENT DATA
The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations. ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated statements of income for the nine months ended September 30, 2006, were previously reported as a separate segment prior to its sale in June 2006 (see Note I).
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statement information:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	($ thousands)
OPERATING REVENUES
ABF	$462,192	$493,722	$1,312,512	$1,374,256
Other revenues and eliminations	17,623	13,585	48,131	37,267

	$479,815	$507,307	$1,360,643	$1,411,523

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$277,452	$278,581	$807,867	$803,958
Supplies and expenses	75,444	78,732	215,955	220,731
Operating taxes and licenses	12,328	12,257	36,048	35,470
Insurance	6,746	7,718	16,412	21,791
Communications and utilities	3,936	3,677	11,574	11,541
Depreciation and amortization	18,744	16,569	55,430	46,602
Rents and purchased transportation	37,821	45,707	101,655	119,920
Other	2,118	1,406	4,232	2,730
Pension settlement expense	87	1,021	1,336	10,104
Gain on sale of property and equipment	(941)	(1,388)	(2,741)	(2,875)

Total ABF operating expenses and costs	433,735	444,280	1,247,768	1,269,972

Other expenses and eliminations	17,894	13,239	47,595	37,457

	$451,629	$457,519	$1,295,363	$1,307,429

OPERATING INCOME (LOSS)
ABF	$28,457	$49,442	$64,744	$104,284
Other income and eliminations	(271)	346	536	(190)

	$28,186	$49,788	$65,280	$104,094

OTHER INCOME (EXPENSE)
Short-term investment income	$1,477	$1,333	$4,023	$3,547
Interest expense and other related financing costs	(290)	(292)	(885)	(833)
Other, net	601	831	1,575	1,782

	$1,788	$1,872	$4,713	$4,496

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$29,974	$51,660	$69,993	$108,590

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
The Company is a defendant in numerous class action lawsuits filed against the Company and other less-than-truckload carriers. These lawsuits allege that the carriers violated U.S. antitrust laws regarding fuel surcharges and seek unspecified treble damages allegedly sustained by class members, along with attorney’s fees and costs. This class action litigation is in a preliminary stage and the Company cannot predict its outcome, as the litigation process is inherently uncertain. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously.
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
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimus settlements (aggregating approximately $103,000 over the last 10 years, primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At September 30, 2007 and December 31, 2006, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE I – SALE OF CLIPPER AND DISCONTINUED OPERATIONS
In June 2006, the Company completed the sale of Clipper for $21.5 million in cash. After recording costs associated with the transaction, the Company recognized a pre-tax gain in the second quarter 2006 of $4.9 million or $3.1 million after-tax ($0.12 per diluted share). Pursuant to the sale agreement, the Company has agreed to indemnify the purchaser upon the occurrence of certain events and has provided lease guarantees through March 2012 totaling $1.1 million. The accompanying consolidated statements of income for the nine months ended September 30, 2006 reflect Clipper as a discontinued operation. Cash flows associated with the discontinued operations of Clipper have been combined within operating, investing and financing cash flows, as appropriate, in the accompanying consolidated cash flow statement for the nine months ended September 30, 2006.
Summarized financial information for Clipper is as follows:

Nine Months Ended
September 30
2006
($ thousands, except per share data)
Revenue from discontinued operations	$48,252

Income from discontinued operations, net of tax of $0.3 million	$530

Gain from disposal of discontinued operations, net of tax of $1.8 million	$3,063

Discontinued operations per diluted share:
Income from discontinued operations	$0.02
Gain from disposal of discontinued operations	0.12

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
As of September 30, 2007 and December 31, 2006, there were no outstanding revolver advances, and there were $50.2 million and $51.3 million, respectively, of outstanding letters of credit issued under the Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited)
General
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”). Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated financial statements, were reported as a separate segment prior to its sale.
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
On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have an effect on the Company’s consolidated financial position and results of operations. See Note B to the Company’s consolidated financial statements for additional information and related disclosures.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations, short-term investments and borrowing capacity under its revolving Credit Agreement.
Cash Flow and Short-Term Investments: Cash and cash equivalents and short-term investments totaled $147.4 million at September 30, 2007 and $140.3 million at December 31, 2006.
During the nine months ended September 30, 2007, cash provided from operations of $93.0 million, proceeds from asset sales of $7.4 million and proceeds from stock option exercises of $2.7 million were used to purchase additional short-term investments of $6.0 million, purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $76.3 million, make payments on long-term debt of $1.3 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $11.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
During the nine months ended September 30, 2006, cash provided from operations of $118.1 million, proceeds from the sale of Clipper of $21.5 million, proceeds from asset sales of $10.5 million and proceeds from stock option exercises of $5.6 million were used to purchase revenue equipment and other property and equipment totaling $109.2 million, purchase 400,000 shares of the Company’s Common Stock for $16.7 million and pay dividends on Common Stock of $11.5 million.
The year-over-year decline in cash provided by operations primarily reflects the impact of the weaker freight tonnage environment on ABF’s operating income.
The Company’s short-term investments at September 30, 2007 consist of insured, investment grade auction rate debt or preferred equity securities which are classified as available-for-sale. The Company’s auction rate securities are primarily tax-exempt non-mortgage related issues. The interest or dividend rates are generally reset within 90 days through an auction process. In the event that an auction fails, portions of that security would not be liquid until demand allowed future auctions to be successful. During the third quarter 2007, auctions related to an $0.8 million auction rate debt security held by the Company failed. The Company continues to earn and receive interest on this security and does not anticipate the lack of liquidity on this security to affect the Company’s overall liquidity.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) with a syndicate of 10 financial institutions dated May 4, 2007. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit) and allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received.
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
As of September 30, 2007, there were no outstanding revolver advances, and there were $50.2 million of outstanding letters of credit issued, resulting in borrowing capacity of $274.8 million. As of December 31, 2006, there were no outstanding revolver advances and approximately $51.3 million of outstanding letters of credit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of September 30, 2007:

	Payments Due by Period
			($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$160	$78	$82	$—	$—
Operating lease obligations (1)	41,916	12,250	16,475	8,958	4,233
Purchase obligations (2)	24,981	24,981
Voluntary savings plan distributions (3)	3,689	3,689
Postretirement health distributions (4)	675	675
Deferred salary distributions (5)	806	806
Supplemental pension distributions (6)	1,852	1,852

Total	$74,079	$44,331	$16,557	$8,958	$4,233

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2007, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $39.4 million for terminal facilities and $2.5 million for other equipment. In addition, the Company has provided lease guarantees through March 2012 totaling $1.1 million related to Clipper, a former subsidiary of the Company.

(2)	Purchase obligations relating to revenue equipment, other equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2007 annual net capital expenditure plan which is estimated to be approximately $80 million to $90 million. Due to the current freight environment and timing of certain real estate opportunities, this revised expenditure plan is lower than the $110 million to $135 million range estimated at the beginning of the year.

(3)	The Company maintains a Voluntary Savings Plan (“VSP”). The VSP is a nonqualified deferred compensation plan for certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Elective distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above.

(4)	The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s near-term projected distributions for postretirement health benefits are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected discount rates, increases in premiums and medical costs and continuation of the plan for current participants. For this reason, estimates of distributions beyond one year are not presented.

(5)	The Company has deferred salary agreements with certain employees of the Company. The Company’s near-term projected deferred salary agreement distributions are included in the contractual obligations table above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

Future distributions are subject to change based upon assumptions for projected salaries and retirements, early retirements, deaths or disability of current employees. For this reason, estimates of distributions beyond one year are not presented.

(6)	The Company has an unfunded supplemental pension benefit plan for the purpose of providing additional retirement benefits to certain executive officers of the Company and certain subsidiaries. Distributions anticipated within the next twelve months under this plan are included in the contractual obligations table above. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented (see Note E to the accompanying consolidated financial statements). Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $23.3 million as of September 30, 2007.
Effective January 1, 2006, the Compensation Committee of the Company’s Board of Directors elected to close the supplemental pension benefit plan and deferred salary agreement programs to new entrants. In place of these programs, officers appointed after 2005 participate in a long-term cash incentive plan that is based 60% on the Company’s three-year average return on capital employed and 40% on the Company achieving specified levels of profitability or earnings per share growth, as defined in the plan. In 2006, three officers elected to switch from participation in the supplemental pension benefit plan and deferred salary agreement programs to the long-term cash incentive plan under terms approved by the Company’s Compensation Committee. As a result, the participants who elected to switch benefit programs will no longer earn additional benefits under the supplemental pension benefit plan and deferred salary agreement programs after January 31, 2008.
The Company does not have required minimum contributions to its qualified nonunion pension plan in 2007, but made a voluntary tax-deductible contribution of $5.0 million in the third quarter 2007. In August 2006, the Pension Protection Act of 2006 (the “Act”) became law. The Company does not expect any material impact on the amount of future required contributions to its nonunion defined benefit pension plan as a result of the Act.
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
The current collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”) extends through March 31, 2008. Contract negotiations for periods subsequent to March 31, 2008 are expected to begin in November 2007. In anticipation of the contract negotiations, ABF is currently considering alternatives which could result in withdrawal from one or more of the multiemployer pension plans as retirement benefits for its contractual employees could be provided under a Company-sponsored, single-employer benefit plan (see Note E to the accompanying consolidated financial statements). Potential withdrawal liabilities may vary from current estimates depending on the number of multiemployer pension plans impacted and the resulting liabilities determined at the time. If ABF withdraws from the multiemployer pension plans, the Company would consider a number of different options to fund the withdrawal payments including, without limitation and in no particular order of preference, a combination of existing cash and short-term investments, borrowing capacity under the revolving credit agreement and a variety of other financing alternatives; or payments directly to the applicable multiemployer pension plans over a 10 to 20 year period. No assurance can be given at this time that any funding options, except for the ability to make payments directly to the plans, would be available to the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
Company or, if available, that such options would be offered on terms and conditions acceptable to the Company. If ABF withdraws and forms a replacement retirement benefit plan as a result of the negotiations, the Company would recognize a charge for the withdrawal liabilities that become probable of payment to the multiemployer pension plans. Because of uncertainties regarding these negotiations and the financial condition of the plans, either changes in ABF’s funding methodologies as a result of the negotiations or continued participation could have a material impact on the Company’s consolidated liquidity, financial condition and results of operations.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in hedging fuel costs. No such instruments were outstanding during the nine months ended September 30, 2007 or in 2006.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $41.9 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.
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
Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”) which represented 96% of consolidated revenues for the nine months ended September 30, 2007. Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary, was sold in June 2006. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated financial statements, were reported as a separate segment prior to its sale.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
During the three and nine months ended September 30, 2007, ABF’s revenues decreased 6.4% and 4.5%, respectively, on a per-day basis compared to the same periods in 2006. The decrease in revenues primarily reflects lower tonnage levels and changes in revenue per hundredweight.
ABF’s third quarter 2007 operating ratio increased to 93.8% from 90.0% in the third quarter of 2006. During the nine months ended September 30, 2007, ABF’s operating ratio increased to 95.1% from 92.4% in the same period of 2006. The increase in ABF’s operating ratio for the three and nine month periods was influenced by the decline in the year-over-year tonnage levels and additional operating expenses associated with investment in regional service initiatives. Higher workers’ compensation costs also contributed to an increase in the third quarter 2007 operating ratio. The impact of these items more than offset the favorable effect of a decrease in pension settlement expense both on a quarter and year-to-date basis. These changes are more fully discussed below in the ABF section of Management’s Discussion and Analysis.
ABF’s ability to maintain or grow existing tonnage levels is impacted by the market tonnage available, influenced in part by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2006 Annual Report on Form 10-K. Year-over-year tonnage comparisons for 2007 were affected by increased tonnage levels experienced in the first nine months of 2006. Due to a favorable freight environment in the U.S. construction, manufacturing and retail sectors, ABF’s tonnage for the nine months ended September 30, 2006 was 4.4% higher than the same period in 2005. However, beginning in the fourth quarter of 2006, ABF began to experience year-over-year declines in tonnage. During the three and nine months ended September 30, 2007, ABF’s total tonnage per day decreased by 5.8% and 6.2%, respectively, compared to the same periods in 2006 primarily reflecting a weakening freight environment, especially in the U.S. construction, manufacturing and retail sectors. Through the end of October 2007, average daily total tonnage figures for ABF have declined about 4% below the same period last year.
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
with sufficient accuracy the impact of changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of billed revenue per hundredweight changes. The pricing environment generally becomes more competitive during lower tonnage levels. During the three and nine months ended September 30, 2007, the pricing environment was competitive but rational, with total billed revenue per hundredweight, including fuel surcharges, decreasing 0.2% for the third quarter and increasing 1.6% year-to-date versus the same periods in 2006. During the nine months ended September 30, 2007, ABF experienced freight profile changes that impacted the reported revenue per hundredweight, as further discussed in the ABF section. Excluding these factors that reduce revenue per hundredweight, pricing on ABF’s traditional less-than-truckload business increased by approximately two percent, consistent with increases on ABF’s contracts and deferred-pricing agreements. Management expects the pricing environment in 2007 to remain competitive, although there can be no assurances in this regard.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Although fuel prices for the first nine months of 2007 were relatively consistent with the prior year period, ABF has experienced higher fuel prices in recent years. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs. Other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. However, the total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel and energy-related areas, operating margins could be impacted. Through the nine months ended September 30, 2007, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. In July 2007, a large competing carrier announced that it was reducing its fuel surcharge rate by approximately 25%. ABF’s ability to recover future fuel surcharges at the levels experienced during prior years and the first nine months of 2007 may be affected as a result. However, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin although there can be no assurances in this regard. While the fuel surcharge impacts ABF’s overall rate structure, the total price received from customers is governed by market forces based on value provided to the customer.
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the IBT. The IBT agreement has a five-year term and was effective April 1, 2003. As mentioned in Note A to the accompanying consolidated financial statements, contract negotiations for periods subsequent to March 31, 2008 are expected to begin in November 2007. The Company anticipates reaching an agreement with the IBT prior to the expiration of its current agreement; however, there can be no assurance that this will occur. ABF’s ability to effectively manage labor costs, which amounted to approximately 62% of ABF’s revenues for the nine months ended September 30, 2007, has a direct impact on its operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other

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
In addition to the traditional long-haul model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. Development and expansion of the regional network required added work-rule flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. The operational implementation of this program began in June 2005 in certain ABF facilities in the Northeast. Through a multi-phased program, ABF’s regional network now includes 228 of ABF’s total 290 facilities covering the eastern two-thirds of the United States. Marketing of the regional initiative known as the Regional Performance Model (“RPM”), was initiated in August 2006 in the East Coast states and in January 2007 in the South and Central regions.
Through the nine months ended September 30, 2007, the operation of ABF’s RPM initiative has been in line with management’s expectations. However, continuing development and operation of the RPM network will require ongoing investment in personnel and infrastructure that may affect ABF’s operating results. Management estimates that costs of the RPM initiative increased ABF’s operating ratio by 1.3 percentage points in the third quarter 2007 and 1.4 percentage points in the nine months ended September 30, 2007 compared to the same periods in 2006. Due to the operational ramp up of this multi-phased program, the costs of the RPM initiative increased on a sequential quarter basis from the third quarter 2006 to the fourth quarter 2006. As a result, management expects the year-over-year RPM effect in the fourth quarter 2007 to be less than the operating ratio increase experienced in the third quarter of 2007.
The Company ended the third quarter 2007 with no outstanding revolver advances and borrowing capacity of $274.8 million under its revolving Credit Agreement, cash and short-term investments of $147.4 million and stockholders’ equity of $618.0 million. Because of the Company’s financial position at September 30, 2007, the Company should continue to be in a position to pursue growth initiatives and effectively consider alternatives that might arise during negotiations of the collective bargaining agreement with the IBT (see Note E to the accompanying consolidated financial statements).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Consolidated Results	($ thousands, except per share data)
WORKDAYS	63	63	191	191
OPERATING REVENUES
ABF	$462,192	$493,722	$1,312,512	$1,374,256
Other revenues and eliminations	17,623	13,585	48,131	37,267

	$479,815	$507,307	$1,360,643	$1,411,523

OPERATING INCOME (LOSS)
ABF	$28,457	$49,442	$64,744	$104,284
Other and eliminations	(271)	346	536	(190)

	$28,186	$49,788	$65,280	$104,094

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$0.75	$1.24	$1.72	$2.59
Income from discontinued operations	—	—	—	0.14

NET INCOME	$0.75	$1.24	$1.72	$2.73

Consolidated revenues from continuing operations for the three and nine months ended September 30, 2007 decreased 5.4% and 3.6%, respectively, on a per-day basis, as compared to the same periods in 2006. The decrease is primarily due to the revenue decline at ABF, as discussed in the ABF section that follows.
Consolidated operating income from continuing operations for the three and nine months ended September 30, 2007, decreased 43.4% and 37.3%, respectively, as compared to the same periods in 2006. Consolidated income from continuing operations per share for the three and nine months ended September 30, 2007 decreased 39.5% and 33.6%, respectively, compared to the same periods in 2006. The comparisons primarily reflect the operating results of ABF as discussed in the ABF section below and were impacted by pension settlement expense(*) in the amounts as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	($ thousands, except per share data)
Effect on operating income	$87	$1,021	$1,336	$10,104
Effect on diluted earnings per share, net of taxes	$—	$0.02	$0.03	$0.24

(*)	The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to certain executive officers of the Company (see Note E to the accompanying consolidated financial statements). During the remainder of 2007, the Company anticipates settling an obligation of $1.2 million and recording additional pension settlement expense of $0.3 million on a pre-tax basis, or $0.01 per share, net of taxes. The final settlement amount is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the settlement date.
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
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	60.0%	56.4%	61.6%	58.5%
Supplies and expenses	16.3	15.9	16.5	16.1
Operating taxes and licenses	2.7	2.5	2.7	2.6
Insurance	1.5	1.6	1.3	1.6
Communications and utilities	0.9	0.7	0.9	0.8
Depreciation and amortization	4.1	3.4	4.2	3.4
Rents and purchased transportation	8.2	9.3	7.7	8.7
Other	0.3	0.3	0.3	0.2
Pension settlement expense	—	0.2	0.1	0.7
Gain on sale of property and equipment	(0.2)	(0.3)	(0.2)	(0.2)

	93.8%	90.0%	95.1%	92.4%

ABF OPERATING INCOME	6.2%	10.0%	4.9%	7.6%
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2007	2006	% Change

Workdays	63	63

Billed revenue* per hundredweight, including fuel surcharges	$25.87	$25.91	(0.2)%

Pounds	1,771,179,959	1,880,713,761	(5.8)%

Pounds per day	28,113,968	29,852,599	(5.8)%

Shipments per DSY hour	0.478	0.484	(1.2)%

Pounds per DSY hour	614.16	614.03	—

Pounds per shipment	1,284	1,269	1.2%

Pounds per mile	17.99	18.30	(1.7)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued

	Nine Months Ended September 30
	2007	2006	% Change

Workdays	191	191

Billed revenue* per hundredweight, including fuel surcharges	$25.41	$25.01	1.6%

Pounds	5,173,102,809	5,513,308,383	(6.2)%

Pounds per day	27,084,308	28,865,489	(6.2)%

Shipments per DSY hour	0.481	0.492	(2.2)%

Pounds per DSY hour	613.40	627.54	(2.3)%

Pounds per shipment	1,272	1,275	(0.2)%

Pounds per mile	18.54	19.13	(3.1)%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and nine months ended September 30, 2007 was $462.2 million and $1,312.5 million, respectively, compared to $493.7 million and $1,374.3 million reported for the same periods in 2006. ABF’s revenue-per-day declined 6.4% and 4.5% for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The revenue decline primarily reflects a 5.8% and 6.2% decrease in tonnage for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.
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
ABF’s third quarter 2007 billed revenue per hundredweight was relatively consistent with third quarter 2006 but increased 1.6% for nine months ended September 30, 2007 compared to the same period in 2006. ABF’s revenue per hundredweight measures have been impacted not only by the general rate increase and fuel surcharge, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for the three months ended September 30, 2007 increased 1.2% compared to third quarter of 2006, which has the effect of decreasing the nominal revenue per hundredweight measure. For the nine months ended September 30, 2007, total weight per shipment was relatively consistent with the first nine months of 2006. ABF’s length of haul declined 1.8% and 1.2% in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006, influenced in part by the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. A shorter length of haul and a higher mix of volume spot shipments also have the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability.
For the three and nine months ended September 30, 2007, billed revenue per hundredweight compared to the same period in 2006 reflects a pricing environment that is competitive but rational.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
ABF generated operating income of $28.5 million and $64.7 million for the three and nine month periods ended September 30, 2007 versus $49.4 million and $104.3 million during the same periods in 2006.
ABF’s third quarter 2007 operating ratio increased to 93.8% from 90.0% in the third quarter of 2006. For the nine months ended September 30, 2007, ABF’s operating ratio increased to 95.1% from 92.4% in the same period of 2006. The increase in ABF’s operating ratio in both the quarter and year-to-date periods was influenced by the decline in tonnage levels mentioned above, as well as incremental costs associated with investments in RPM which added 1.3% of revenues to ABF’s operating ratio and other changes in operating expenses as discussed in the following paragraphs. ABF’s operating income includes pension settlement expense of $1.3 million in the nine months ended September 30, 2007 and $10.1 million reported in the nine months ended September 30, 2006. On a year-to-date basis, pension settlement expense added 0.1% of revenues to ABF’s operating ratio in 2007 and 0.7% of revenues to the operating ratio in 2006.
Salaries, wages and benefits expense for the three and nine months ended September 30, 2007 increased 3.6% and 3.1% of revenues, respectively. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels. The increase in salaries, wages and benefits as a percent of revenue also reflects contractual increases under the IBT National Master Freight Agreement. The five-year agreement was effective April 1, 2003 and provides for annual contractual total wage and benefit increases of approximately 3.2% – 3.4%, subject to additional wage rate cost-of-living increases. The annual wage adjustment occurred on April 1, 2007 for an increase of 2.3%. On August 1, 2006, health, welfare and pension benefit costs under this agreement increased 5.4%. Health, welfare and pension benefit costs increased 6.0% on August 1, 2007. In addition, higher workers’ compensation claims costs added 1.0% of revenues to ABF’s operating ratio in the third quarter of 2007. Workers’ compensation costs for the nine months ended September 30, 2007 were comparable to the same period in 2006.
Salaries, wages and benefits expense is also influenced by managing labor costs to business levels as measured by the productivity figures reported in the tables above. For the three months ended September 30, 2007, pounds per DSY hour was relatively consistent with the prior year period, but decreased 2.3% for the nine months ended September 30, 2007 versus the same period in 2006. Pounds per mile for the three and nine months ended September 30, 2007 decreased 1.7% and 3.1%, respectively, compared to the same periods in 2006. These measures reflect the effect of the tonnage decline combined with the addition of new employees to support ABF’s RPM program and initiatives to improve customer service levels. Management expects these productivity measures to improve with increasing tonnage levels.
Supplies and expenses increased 0.4% of revenues for both the three and nine months ended September 30, 2007, but declined $3.3 million and $4.8 million, respectively, when compared with the same periods in 2006 on an absolute dollar basis. Portions of supplies and expenses are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels.
Insurance expense for the three and nine month periods ended September 30, 2007 declined 0.1% and 0.3% of revenues, respectively, compared to the same periods in 2006. The decline on an absolute dollar basis as well as a percent of revenue is primarily attributable to the lower severity of third-party casualty claims in the three and nine months ended September 30, 2007 versus the same period in 2006.
Depreciation and amortization increased 0.7% and 0.8% of revenues for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This change primarily reflects increased depreciation on road tractors and trailers purchased in 2006 and 2007, influenced by higher unit costs and the effect of replacing older, fully depreciated trailers with new trailers. The impact of higher depreciation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Unaudited) — continued
associated with these new units was partially offset by reduced rail spending that resulted in greater utilization of ABF’s linehaul network, as discussed in the following paragraph.
Rents and purchased transportation for the three and nine months ended September 30, 2007 decreased 1.1% and 1.0% of revenues, respectively, compared to the prior year periods. The decrease in both the quarter and year-to-date periods primarily reflects a decline of rail utilization to 13.6% and 12.6% of total miles for the three and nine months ended September 30, 2007, respectively, compared to 17.0% and 16.0% of total miles reported in the three and nine months ended September 30, 2006. ABF reduced its rail spending to increase utilization of ABF’s linehaul network in order to improve customer service levels.
Accounts Receivable
Accounts receivable, less allowances, increased $17.8 million from December 31, 2006 to September 30, 2007, primarily due to an increase in business levels in September of 2007 compared to December of 2006.
Other Long-Term Assets
Other long-term assets increased $12.5 million from December 31, 2006 to September 30, 2007, primarily due to the reclassification of additional assets as held for sale under ABF’s process of evaluating assets expected to be sold within the next 12 months. In addition, an increase in the cash surrender value of the Company’s life insurance policies contributed to the growth in other assets.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate for all periods presented primarily results from the effect of state income taxes, nondeductible expenses, alternative fuel tax credits and tax-exempt income. The Company’s effective tax rate was 38.1% for the nine months ended September 30, 2007 compared to 38.9% for the nine months ended September 30, 2006. The lower effective tax rate in 2007 versus 2006 primarily reflects the recognition during the third quarter of a federal tax credit under the alternative fuel program.
Seasonality
ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter generally has the lowest.
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as inflationary increases in labor and fuel costs, which are discussed above, have generally been offset through price increases and fuel surcharges.
Forward-Looking Statements
Statements contained in the Management’s Discussion and Analysis section of this report that are not based on historical facts are “forward-looking statements”. Terms such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “predict”, “prospect”, “scheduled”, “should”, “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their

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

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005 an additional $50.0 million was authorized for a total of $75.0 million. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2007, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the third quarter of 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
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

3.2
Amended and Restated Bylaws of the Company dated as of October 18, 2007 (previously filed as Exhibit 3.2 to the Form 8-K, filed with the Commission on October 24, 2007, Commission File No. 0-19969, and incorporated herein by reference).

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

ARKANSAS BEST CORPORATION (Registrant)
Date: November 6, 2007	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President – Chief Financial Officer, Treasurer and Principal Accounting Officer