Form 10-K
period 2007-12-31
ARKANSAS BEST CORP /DE/
filed 2008-02-22
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2007.

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 29, 2007, was $882,053,215.
The number of shares of Common Stock, $.01 par value, outstanding as of February 20, 2008, was 25,165,162.
Documents incorporated by reference into this Form 10-K:
(1)	The following sections of the Registrant’s 2007 Annual Report to Stockholders are incorporated herein by reference in Part I and Part II:
•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Selected Financial Data

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Quantitative and Qualitative Disclosures About Market Risk

•	The Report of the Independent Registered Public Accounting Firm, Consolidated Financial Statements, including the notes thereto

•	Controls and Procedures
(2)	Portions of the Registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Registrant’s Annual Stockholders’ Meeting to be held April 22, 2008, are incorporated by reference in Part III.
INTERNET: arkbest.com

ARKANSAS BEST CORPORATION
FORM 10-K

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	availability and cost of capital;

•	shifts in market demand;

•	weather conditions;

•	the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries;

•	future costs of operating expenses such as fuel and related taxes;

•	self-insurance claims and insurance premium costs;

•	relationships with employees, including unions;

•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans;

•	governmental regulations and policies;

•	costs of continuing investments in technology;

•	the timing and amount of capital expenditures;

•	competitive initiatives and pricing pressures;

•	general economic conditions; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.
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
In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (“Preferred Stock”). The Company’s Preferred Stock was traded on The Nasdaq National Market (“Nasdaq”) under the symbol “ABFSP.” On July 10, 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. On August 13, 2001, the Company announced the call for redemption of the 1,390,000 shares of Preferred Stock that remained outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. The remaining 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share for a total cost of $0.4 million. The Company delisted its Preferred Stock from trading on Nasdaq on September 12, 2001.
In 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation (“WorldWay”), at a price of $11 per share. WorldWay was a publicly held company engaged through its subsidiaries in motor carrier operations. The purchase price of WorldWay totaled approximately $76.0 million.
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
In 2001, the Company sold the stock of G.I. Trucking Company, a wholly owned subsidiary of the Company acquired as part of the WorldWay transaction, for $40.5 million to a company formed by the senior executives of G.I. Trucking Company and Estes Express Lines.

ITEM 1. BUSINESS — continued
On December 31, 2003, Clipper Exxpress Company (“Clipper”), a wholly owned subsidiary of the Company acquired in 1994, sold all customer and vendor lists related to Clipper’s less-than-truckload (“LTL”) freight business to Hercules Forwarding, Inc. of Vernon, California, for $2.7 million. With this sale, Clipper exited the LTL business.
On June 15, 2006, the Company sold Clipper to a division of Wheels Group for $21.5 million. With this sale, the Company exited the intermodal transportation business. (See Note R to the consolidated financial statements in the Company’s 2007 Annual Report to Stockholders, incorporated herein by reference).
(b) Financial Information about Industry Segments
The response to this portion of Item 1 is included in Note K to the consolidated financial statements in the Company’s 2007 Annual Report to Stockholders, and is incorporated herein by reference.
(c) Narrative Description of Business
General
The Company has one reportable operating segment — ABF. Note K to the consolidated financial statements in the Company’s 2007 Annual Report to Stockholders contains additional information regarding the Company’s operating segment for the year ended December 31, 2007, and is incorporated herein by reference.
Employees
At December 31, 2007, the Company and its subsidiaries had a total of 11,895 active employees of which approximately 73% are members of labor unions.
Motor Carrier Operations
Less-Than-Truckload Motor Carrier Operations
General
The Company’s LTL motor carrier operations are conducted through ABF; ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF”).
LTL carriers service shipping customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, shipments are picked up at customers’ places of business and consolidated at a local terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. In addition to the traditional long-haul model, the Company has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. Through a multi-phased program, ABF’s regional network now covers the eastern two-thirds of the United States. Marketing of the regional initiative known as the Regional Performance Model (“RPM”) was initiated in August 2006 in the East Coast

ITEM 1. BUSINESS — continued
states and in January 2007 in the South and Central regions. ABF expects to expand the RPM initiative to the remaining western region of the country in late 2008.
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
The trucking industry, including the Company’s LTL motor carrier subsidiaries, is directly affected by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy. The trucking industry faces rising costs including government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. In addition, seasonal fluctuations also affect tonnage to be transported. Freight shipments, operating costs and earnings also are affected adversely by inclement weather conditions.
ABF competes with nonunion and union LTL carriers. Competitors include YRC National Transportation and YRC Regional Transportation, (operated by YRC Worldwide, Inc.); FedEx Freight and FedEx National LTL (operated by FedEx Corporation); UPS Freight (operated by UPS, Inc.); Con-way, Inc.; Old Dominion Freight Line, Inc.; Saia, Inc. and Vitran Corporation, Inc.
In April 2003, the U.S. Department of Transportation (“DOT”) announced rules regulating driving time for commercial truck drivers. The rules, which were implemented in January 2004, allow a driver to be on duty for 14 hours and drive for 11 hours during that tour of duty and require a 10-hour rest period before driving. The rules also provide for a “restart” provision, which states that a driver cannot drive after being on duty for 70 hours in 8 days, but if the driver has 34 consecutive hours off duty for any reason, the driver “restarts” at zero hours. These rules have been challenged in federal court, and future modifications to the rules, if any, may impact ABF’s operating practices. The operational impact of these rules on ABF’s over-the-road linehaul relay network has been to provide modest opportunity to increase driver and equipment utilization and improve transit times. The rules also have allowed LTL carriers, such as ABF, to adjust their over-the-road linehaul relay network to take advantage of the 11 hours of drive time during a tour of duty. Impacts on the truckload industry have included a decline in driver utilization and flexibility and, as a result, truckload carriers have increased charges for stop-off and detention services, making LTL carriers somewhat more competitive on many larger shipments.

ITEM 1. BUSINESS — continued
Insurance, Safety and Security
Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $1.0 million of each cargo loss, $1.0 million of each workers’ compensation loss and generally $1.0 million of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note P to the consolidated financial statements in the Company’s 2007 Annual Report to Stockholders incorporated herein by reference). The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these states, depending on each state’s rules, the guaranty funds may pay excess claims if the insurer cannot due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds (see Note P to the consolidated financial statements in the Company’s 2007 Annual Report to Stockholders incorporated herein by reference). The Company has been able to obtain what it believes to be adequate coverage for 2008 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.
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
ABF Freight System, Inc.
Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for 96.4% of the Company’s consolidated revenues for 2007. ABF is one of North America’s largest LTL motor carriers and provides direct service to over 97% of the cities in the United States having a population of 25,000 or more. ABF provides interstate and intrastate direct service to more than 42,000 communities through 289 service centers in all 50 states, Canada and Puerto Rico. Through relationships with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.
ABF offers national, inter-regional and regional transportation of general commodities through standard, expedited and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value and commodities in bulk. ABF’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline and water carrier.
General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2007, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for 8.7% of ABF’s revenues.

ITEM 1. BUSINESS — continued
Employees
At December 31, 2007, ABF had a total of 11,430 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2007, such costs amounted to 60.5% of ABF’s revenues. Approximately 76% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). ABF’s current five-year agreement with the IBT expires on March 31, 2008. During February 2008, the Company announced that the IBT has ratified a new five-year collective bargaining agreement with the Company. The new agreement, which will be effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of 3.8%, subject to wage rate cost-of-living adjustments. Under the terms of the collective bargaining agreement, ABF is required to contribute to various multiemployer pension plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their proportionate share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note J to the consolidated financial statements in the Company’s 2007 Annual Report to Stockholders incorporated herein by reference, for more specific disclosures regarding the multiemployer plans.
Three of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. Union companies typically have comparable wage costs and significantly higher fringe benefit costs than non-union companies. The Company believes that union companies also experience lower employee turnover and higher productivity compared to some nonunion firms. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations.
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
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $103,000 over the last ten years primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

ITEM 1. BUSINESS — continued
At December 31, 2007 and 2006, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million and $1.2 million, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the Company’s future undiscounted exposure related to identified properties based on current environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
Discontinued Operations — Intermodal Operations
The Company’s intermodal transportation operations were conducted through Clipper. On June 15, 2006, Clipper was sold and has been reported as discontinued operations in the accompanying consolidated financial statements.
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

ITEM 1A. RISK FACTORS
Each of the following risk factors could adversely affect our business, operating results and financial condition. Our operations include our primary operating subsidiary, ABF. For 2007, ABF represented 96.4% of the Company’s consolidated revenues.
The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating margins and income.
The factors that could have a negative impact on our performance in the future include general economic factors; loss of key employees; antiterrorism measures; an increasingly competitive freight rate environment; volatile fuel prices and the inability to collect fuel surcharges or obtain sufficient fuel supplies; loss of third-party rail service providers; increasing capital requirements; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; emissions-control regulations; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation and/or third-party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; violation of federal regulations and increasing costs for compliance with regulations; a workforce stoppage by our employees covered under our collective bargaining agreement; difficulty in attracting and retaining qualified drivers and/or dockworkers; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; a failure of our information systems; a violation of an environmental law or regulation; and/or weather or seasonal fluctuations.
We are subject to general economic factors that are largely beyond our control, any of which could significantly reduce our operating margins and income.
Our performance is affected by recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
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
Numerous competitive factors could impair our ability to maintain our current profitability. These factors include:
•	We compete with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads.

•	Our nonunion competitors have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. However, we believe that we have lower turnover rates and higher labor efficiency rates than some of our competitors. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. This could limit our ability to maintain or increase freight rates, maintain our operating margins or grow tonnage levels.

•	The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. We could experience some difficulty if the remaining LTL carriers, in fact, have a competitive advantage because of their size.
Our new service and growth initiatives may not be accepted by our customers.
Our continuing development of more second-day service lanes, overnight lanes and same-day service will require ongoing investment in personnel and infrastructure. In addition, the level of revenues expected to be generated from these service initiatives may be impacted by actions of our competitors and by general economic conditions. Depending on the timing and level of revenues generated from these service initiatives, our results of operations and cash flows may be negatively impacted.
We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.
The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Fuel prices have fluctuated significantly in recent years. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs; other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. During 2007, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. ABF’s ability to recover future fuel surcharges may be affected as a result. However, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin although there can be no assurances in this regard. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.
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
In 2007, ABF’s rail utilization was 12.7% of total miles. If a disruption in transportation services from the rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.
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
Manufacturers have raised the prices of new equipment significantly, in part, to offset their costs of compliance with new EPA tractor engine design requirements intended to reduce emissions. Following requirements that were put into place in 2002, new EPA engine design requirements became effective on January 1, 2007. More restrictive EPA emission-control design requirements will take effect in 2010. Further equipment price increases may result from these requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we were unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.

The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.
Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. In addition, compliance with the more stringent EPA requirements that are scheduled to be effective in 2010 could result in further declines in fuel efficiency and increases in maintenance costs. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.
Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.
From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions changed, some of those vendors have had difficulty fulfilling increased demand for new equipment. Also, vendors must meet the EPA emission-control design requirements that took effect on January 1, 2007 and those that are scheduled to be effective in 2010. Some carriers may seek to purchase large numbers of tractors with pre-2010 engines, which could lead to tractor shortages. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.
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
In April 2003, the U.S. Department of Transportation (“DOT”) announced rules regulating driving time for commercial truck drivers. The rules, which were implemented in January 2004, have had a minimal impact upon our operations. However, future changes in these rules could materially and adversely affect our operating efficiency and increase costs.
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
Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $1.0 million for each cargo loss and generally $1.0 million for each third-party casualty loss. For medical benefits, we currently self-insure up to $175,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. In addition, if we were to lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.
Increased insurance premium costs could have an adverse effect on our operating results.
In the last several years, insurance carriers have increased premiums for many companies, including transportation companies. Although our recent insurance renewals did not result in significant changes in premiums, we could experience additional increases in our insurance premiums in the future. If our insurance or claims expenses increase and we were unable to offset the increase with higher freight rates, our earnings could be adversely affected.
We depend on our employees to support our operating business and future growth opportunities. If our relationship with our employees were to deteriorate, we could be faced with labor disruptions or stoppages, which could have a material adverse affect on our business and reduce our operating results and place us at a disadvantage relative to nonunion competitors.
Most of ABF’s union employees are covered under a five-year collective bargaining agreement with the IBT which expires on March 31, 2008. During February 2008, the Company announced that the IBT has ratified a new five-year collective bargaining agreement. The new agreement, which will be effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of 3.8%, subject to wage rate cost-of-living adjustments.
We compete against both union and nonunion LTL carriers. Union companies typically have somewhat higher wage costs and significantly higher fringe benefit costs than nonunion companies. Union companies typically experience lower employee turnover and higher productivity compared to some nonunion companies. Due to our national reputation, working conditions, and wages and benefits, we have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we were unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.
We could be obligated to make additional contributions to multiemployer pension plans.
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements. No amounts are required to be paid beyond ABF’s monthly contractual obligations based on the time worked by its employees, except as discussed below. Approximately 50% of our contributions are made to the Central States Southeast and Southwest Area Pension Fund (“Central States Pension Fund”). We recognize as expense the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. We intend to meet our obligations to the multiemployer pension plans under our collective bargaining agreement with the IBT.

In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, we would have liabilities for our share of the unfunded vested liabilities of such plan. ABF has no current intention of withdrawing from any multiemployer pension plan. Based on December 31, 2006, multiemployer pension plan information which is the most recently available information, the estimate of ABF’s contingent withdrawal liabilities for these plans is approximately $800 million to $850 million, on a pre-tax basis. Though the best information available to us was used in computing this estimate, it is calculated with numerous assumptions, changes periodically and has not been verified by us or our independent pension counsel.
In 2006, the Pension Protection Act (the “PPA”) became law and together with related regulations established certain minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The Act also accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer plans. Under the PPA, the funding status of such plans is determined by a number of factors including: investment returns, changes in member benefits, the number of participating employees, the number of employers who contribute and their related contractual contributions and the number of employees or retirees participating in the plan who no longer have a contributing employer. If any multiemployer pension plan fails to: (i) meet minimum funding requirements; (ii) meet a required funding improvement or rehabilitation plan required by the PPA for underfunded plans; (iii) obtain from the IRS certain changes to or waivers of the requirements used by a particular plan to calculate funding levels; or, (iv) reduce pension benefits to a level where the requirements are met, the PPA could impose additional contribution requirements on ABF in the form of a surcharge of an additional five to ten percent. However, under our new five-year collective bargaining agreement with the IBT, which will be effective April 1, 2008, any surcharges required by the Act will be included in the contractual contribution rate and should not increase ABF’s overall contribution obligation.
In July 2007, the Teamsters National Freight Industry Negotiating Committee for the Central States Pension Fund Supplemental Agreement reallocated $0.40 per hour of a previously negotiated $0.70 per hour rate increase for health and welfare to the Central States Pension Fund. This reallocation will have a positive effect on the funded status of the Central States Pension Fund. In addition, as a result of a withdrawal by a large contributing employer, the Central States Pension Fund received $6.1 billion in cash in December 2007, which should have a positive effect on its near-term funded status.
Despite these events, based on currently available information, we believe that the Central States Pension Fund and a number of other plans in which ABF participates will have to adopt either a funding improvement plan or a rehabilitation program depending on their current funding status as required by the PPA. However, the funding levels of these multiemployer plans in 2008 could vary from the December 31, 2006 funded status.
As previously mentioned, the highly competitive industry in which we operate could impact the viability of contributing employers. Any one or combination of these items, which are outside our control, has the potential to affect the funding status of these plans, potential withdrawal liabilities and our future contribution requirements.
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
We are also subject to risks and uncertainties that affect many other businesses, including:
Any liability resulting from and the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour and discrimination claims, and any other legal proceedings;
Widespread outbreak of an illness, such as avian influenza (bird flu), severe acute respiratory syndrome (SARS) or any other communicable disease, or any other public health crisis; and
Operational or market disruptions arising from natural calamities, such as hurricanes, and from illegal acts including terrorist attacks.
Our results of operations and financial condition could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.
ABF
ABF currently operates out of 279 terminal facilities and 10 distribution centers. ABF owns 121 of these facilities and leases the remainder from non-affiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage

Owned:
Dayton, Ohio	330	256,444
Carlisle, Pennsylvania	333	198,208
Kansas City, Missouri	252	172,235
Winston-Salem, North Carolina	150	160,700
Atlanta, Georgia	226	158,209
South Chicago, Illinois	274	152,810
North Little Rock, Arkansas	196	150,512
Dallas, Texas	196	145,010
Albuquerque, New Mexico	85	71,020

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,916
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
On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit against the Company and eleven other companies engaged in the LTL trucking business in the United States District Court for the Southern District of California. This lawsuit alleges that the carriers violated U.S. antitrust laws regarding fuel surcharges and seeks unspecified treble damages allegedly sustained by class members, along with injunctive relief, attorney’s fees and costs of litigation. After the original suit was filed, other plaintiffs filed similar cases in various courts across the country. Several of the parties, including the Company, initiated proceedings with the United States Judicial Panel on Multidistrict Litigation (“JPML”) seeking to have the cases consolidated and transferred to a single District Court for pretrial proceedings. On December 20, 2007, the United States JPML entered an order centralizing and transferring the pending lawsuits for pretrial proceedings to the United States District Court for the Northern District of Georgia. This class action litigation is in a preliminary stage and the Company cannot predict its outcome, as the litigation process is inherently uncertain. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” appearing in the Company’s 2007 Annual Report to Stockholders is incorporated herein by reference.
ITEM 6. SELECTED FINANCIAL DATA
The information set forth under the caption “Selected Financial Data,” appearing in the Company’s 2007 Annual Report to Stockholders is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing in the Company’s 2007 Annual Report to Stockholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under the caption “Quantitative and Qualitative Disclosures About Market Risk,” appearing in the Company’s 2007 Annual Report to Stockholders is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The report of the independent registered public accounting firm and the Company’s consolidated financial statements, including the notes thereto, appearing in the Company’s 2007 Annual Report to Stockholders are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s assessment of internal control over financial reporting and the report of the independent registered public accounting firm, appearing in the Company’s 2007 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The sections entitled “Election of Directors,” “Directors of the Company,” “Board of Directors and Committees,” “Executive Officers of the Company,” “General Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2008, are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Potential Payments Upon Termination or Change-in-Control,” “2007 Director Compensation Table,” and “Compensation Committee Report” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2008, are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections entitled “Principal Stockholders and Management Ownership” and “Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2008, are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The section entitled “Certain Transactions and Relationships” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2008, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2008, are incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following information appearing in the Company’s 2007 Annual Report to Stockholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:
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
With the exception of the aforementioned information, the Company’s 2007 Annual Report to Stockholders is not deemed filed as part of this report. Schedules other than those listed are omitted for the reason that they are not required or are not applicable. The following additional financial data should be read in conjunction with the consolidated financial statements in such Company’s 2007 Annual Report to Stockholders.
(a)(2) Financial Statement Schedules

For the years ended December 31, 2007, 2006 and 2005.
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

ARKANSAS BEST CORPORATION
Date: February 22, 2008	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Young III Robert A. Young III	Chairman of the Board and Director	February 22, 2008

/s/ Robert A. Davidson Robert A. Davidson	President — Chief Executive Officer and Principal Executive Officer and Director	February 22, 2008

/s/ Judy R. McReynolds Judy R. McReynolds	Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer	February 22, 2008

/s/ Frank Edelstein Frank Edelstein	Lead Independent Director	February 22, 2008

/s/ John H. Morris John H. Morris	Director	February 22, 2008

/s/ Alan J. Zakon Alan J. Zakon	Director	February 22, 2008

/s/ William M. Legg William M. Legg	Director	February 22, 2008

/s/ Fred A. Allardyce Fred A. Allardyce	Director	February 22, 2008

/s/ John W. Alden John W. Alden	Director	February 22, 2008

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D	Column E		Column F
		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts —	Deductions —		Balance at
Description	of Period	Expenses		Describe	Describe		End of Period

	($ thousands)
Year Ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,476	$1,056		$755 (a)	$2,345	(b)	$3,942
Allowance for other accounts receivable	1,272	(498	)(c)	—	—		774

Year Ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,643	$999		$1,120 (a)	$2,286	(b)	$4,476
Allowance for other accounts receivable	1,536	(264	)(c)	—	—		1,272

Year Ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,294	$1,790		$1,047 (a)	$2,488	(b)	$4,643
Allowance for other accounts receivable	1,616	(80	)(c)	—	—		1,536

Note a — Recoveries of amounts previously written off.
Note b — Uncollectible accounts written off.
Note c — Credited to workers’ compensation expense.
NOTE: All information reflected in the above table excludes valuation allowances of discontinued operations. The consolidated statements of cash flows incorporated by reference include $24,000 in 2006 and $355,000 in 2005 within the provision for losses on accounts receivable related to discontinued operations that are not included in Column C in the above table.

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of October 18, 2007 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 24, 2007, Commission File No. 0-19969, and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto) (previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2	Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003, between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3	Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007, between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1#	Stock Option Plan (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.2	The $225 million Amended and Restated Credit Agreement dated as of September 26, 2003 among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Fleet National Bank and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 2003, Commission File No. 0-19969, and incorporated herein by reference).

10.3	National Master Freight Agreement covering over-the-road and local cartage employees of private, common, contract and local cartage carriers for the period of April 1, 2003 through March 31, 2008 (previously filed as Exhibit 10.0 to the Company’s Third Quarter 2004 Form 10-Q, filed with the Commission on November 3, 2004, Commission File No. 0-19969, and incorporated herein by reference).

10.4	Indemnification Agreement by and between Arkansas Best Corporation and the Company’s Board of Directors (previously filed as Exhibit 10.21 to the Company’s 2004 Form 10-K, filed with the Commission on February 25, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.5#	The Company’s Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.6#	The 2005 Ownership Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.7#	The Form of Restricted Stock Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.8#	The Form of Restricted Stock Award Agreement (Employee) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.9	The $225 million First Amendment to Amended and Restated Credit Agreement dated as of June 3, 2005, among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Fleet National Bank and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 3, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.10#	Amended and Restated Voluntary Savings Plan dated as of January 1, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2006, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.11#	The Arkansas Best Corporation Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.12#	The ABF Freight System, Inc. Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.13#	The Data-Tronics Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.14#	The 2007 Schedule — ABF Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.15 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.15#	The 2007 Schedule — ABC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.16 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.16#	The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.17 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.17#	The Arkansas Best Corporation Agreement to Amend Supplemental Benefit Plan and Deferred Salary Agreement (previously filed as Exhibit 10.18 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.18#	The ABF Freight System, Inc. Agreement to Amend Supplemental Benefit Plan and Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.19+	The $325 million Second Amended and Restated Credit Agreement dated as of May 4, 2007, among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, UFJ, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Second Quarter 2007 Form 10-Q, filed with the Commission on August 3, 2007, Commission File No. 0-19969, and incorporated herein by reference).

13*	The 2007 Annual Report to Stockholders.

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

21*	List of Subsidiary Corporations.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Designates a compensation plan or arrangement for Directors or Executive Officers.

*	Filed herewith.

**	Furnished herewith.

+	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.