Form 10-Q
period 2008-03-31
ARKANSAS BEST CORP /DE/
filed 2008-05-06
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $.01 par value	25,209,876 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2008	2007
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$196,971	$93,805
Short-term investment securities	—	79,373
Accounts receivable, less allowances (2008 — $3,527; 2007 — $3,942)	146,393	141,565
Other accounts receivable, less allowances (2008 — $923; 2007 — $774)	8,037	8,963
Prepaid expenses	13,346	11,243
Deferred income taxes	36,097	36,585
Prepaid income taxes	2,751	3,699
Other	7,664	7,184

TOTAL CURRENT ASSETS	411,259	382,417

PROPERTY, PLANT AND EQUIPMENT
Land and structures	231,469	231,169
Revenue equipment	505,571	509,627
Service, office and other equipment	144,638	142,635
Leasehold improvements	20,171	19,794

	901,849	903,225
Less allowances for depreciation and amortization	451,757	437,087

	450,092	466,138

OTHER ASSETS	57,773	70,803

GOODWILL	63,970	63,991

	$983,094	$983,349

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	March 31	December 31
	2008	2007
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$11,669	$15,248
Accounts payable	62,330	60,341
Income taxes payable	545	2,414
Accrued expenses	163,801	166,631
Current portion of long-term debt	233	171

TOTAL CURRENT LIABILITIES	238,578	244,805

LONG-TERM DEBT, less current portion	1,577	1,400

PENSION AND POSTRETIREMENT LIABILITIES	50,833	48,859

OTHER LIABILITIES	21,005	25,093

DEFERRED INCOME TAXES	31,655	30,806

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2008: 26,554,292 shares; 2007: 26,549,038 shares	266	265
Additional paid-in capital	259,927	258,878
Retained earnings	462,277	457,536
Treasury stock, at cost, 2008: 1,677,932 shares; 2007: 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(25,254)	(26,523)

TOTAL STOCKHOLDERS’ EQUITY	639,446	632,386

	$983,094	$983,349

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$447,511	$427,813

OPERATING EXPENSES AND COSTS	434,359	421,035

OPERATING INCOME	13,152	6,778

OTHER INCOME (EXPENSE)
Interest and dividend income	1,819	1,200
Interest expense and other related financing costs	(339)	(287)
Other, net	(511)	175

	969	1,088

INCOME BEFORE INCOME TAXES	14,121	7,866

FEDERAL AND STATE INCOME TAXES
Current	5,201	1,776
Deferred	376	1,291

	5,577	3,067

NET INCOME	$8,544	$4,799

EARNINGS PER SHARE
Basic	$0.34	$0.19
Diluted	0.34	0.19

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,873,651	24,828,355
Diluted	25,093,540	25,163,851

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
				(Unaudited)
				($ and shares, thousands)

Balances at January 1, 2008	26,549	$265	$258,878	$457,536	1,678	$(57,770)	$(26,523)	$632,386
Net income				8,544				8,544
Change in foreign currency translation, net of tax of $79							(126)	(126)
Amortization of unrecognized net periodic benefit costs, net of tax of $546:
Net actuarial loss							743	743
Prior service costs							101	101
Net transition obligation							14	14
Pension settlement expense, net of tax of $425							668	668
Unrecognized net actuarial loss, net of tax of $83							(131)	(131)

Total comprehensive income (1)								9,813

Issuance of common stock under share-based compensation plans	5	1						1
Tax effect of share-based compensation plans and other			(78)					(78)
Share-based compensation expense			1,127					1,127
Dividends paid on common stock				(3,803)				(3,803)

Balances at March 31, 2008	26,554	$266	$259,927	$462,277	1,678	$(57,770)	$(25,254)	$639,446

See notes to consolidated financial statements.

(1)	Total comprehensive income for the three months ended March 31, 2008 and 2007 was $9.8 million and $6.6 million, respectively

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$8,544	$4,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,291	18,968
Other amortization	73	53
Pension settlement expense	1,093	1,060
Share-based compensation expense	1,127	902
Provision for losses on accounts receivable	300	296
Deferred income tax provision	376	1,291
Gain on sales of assets	(1,873)	(1,322)
Excess tax benefits from share-based compensation	—	(298)
Changes in operating assets and liabilities:
Receivables	(4,307)	(1,970)
Prepaid expenses	(2,103)	(2,309)
Other assets	4,671	291
Accounts payable, taxes payable, accrued expenses and other liabilities(1)	(1,993)	(6,480)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,199	15,281

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases (1)	(2,581)	(22,528)
Proceeds from asset sales	10,674	3,430
Purchases of short-term investment securities	—	(84,135)
Proceeds from sales of short-term investment securities	78,604	99,050
Capitalization of internally developed software and other	(1,242)	(1,202)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	85,455	(5,385)

FINANCING ACTIVITIES
Payments on long-term debt	(106)	(79)
Net change in bank overdraft	(3,579)	(630)
Payment of common stock dividends	(3,803)	(3,780)
Purchases of treasury stock	—	(4,945)
Excess tax benefits from share-based compensation	—	298
Proceeds from the exercise of stock options and other	—	484

NET CASH USED BY FINANCING ACTIVITIES	(7,488)	(8,652)

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,166	1,244
Cash and cash equivalents at beginning of period	93,805	5,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$196,971	$6,253

(1)	Does not include $9.1 million of equipment which was received but not yet paid for at March 31, 2007.
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
Approximately 75% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). During February 2008, the Company announced that the IBT ratified a new five-year collective bargaining agreement. The new agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3.8%, subject to wage rate cost-of-living adjustments.
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels and consequently revenues and operating results. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter generally has the lowest. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
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
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The statement of income for the three months ended March 31, 2007 includes reclassifications to report revenue and purchased transportation expense on a gross basis for certain shipments involving third-party interline carriers and certain brokerage transactions where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor to provide services to the customer. The amounts reclassified were $5.2 million for the three months ended March 31, 2007. There was no impact on ABF’s operating income and only a minor impact on ABF’s operating ratio as a result of this reclassification.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE C — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2008	2007
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share:
Net income	$8,544	$4,799

Denominator:
Denominator for basic earnings per share — weighted-average shares	24,873,651	24,828,355
Effect of dilutive securities:
Restricted stock awards and stock options	219,889	335,496

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,093,540	25,163,851

NET INCOME PER SHARE
Basic	$0.34	$0.19
Diluted	0.34	0.19

For the three months ended March 31, 2008 and 2007, no outstanding stock options were antidilutive.
NOTE D — STOCKHOLDERS’ EQUITY
Dividends on Common Stock
On April 22, 2008, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of May 6, 2008.
The following table is a summary of dividends declared during the applicable quarter:

	2008		2007
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.15	$3,803	$0.15	$3,780
Second quarter (2008 estimated)	$0.15	$3,850	$0.15	$3,790

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	March 31	December 31
	2008	2007
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(627)	$(422)
Unrecognized net periodic benefit costs	(40,705)	(42,988)

Total	$(41,332)	$(43,410)

After-tax amounts:
Foreign currency translation	$(383)	$(257)
Unrecognized net periodic benefit costs	(24,871)	(26,266)

Total	$(25,254)	$(26,523)

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)

Service cost	$2,295	$2,499	$156	$214	$43	$46
Interest cost	2,933	2,757	288	341	292	284
Expected return on plan assets	(3,430)	(3,511)	—	—	—	—
Transition (asset) obligation recognition	—	—	(11)	(29)	34	34
Amortization of prior service cost (credit)	(224)	(224)	390	390	—	—
Pension settlement expense	—	—	1,093	1,060	—	—
Recognized net actuarial loss and other	818	1,038	233	406	164	259

Net periodic benefit cost	$2,392	$2,559	$2,149	$2,382	$533	$623

The Company’s full-year 2008 nonunion defined benefit pension plan expense is estimated to be $9.6 million compared to $10.2 million for the year ended December 31, 2007. In April 2008, the Company made a voluntary tax-deductible contribution of $5.0 million to its nonunion defined benefit pension plan. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to certain executive officers of the Company. The Company is required to record pension settlement expense when cash payouts exceed annual service and interest costs of the related plan.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended
	March 31
	2008	2007
	($ thousands, except per share data)

Obligations settled	$3,795	$3,117
Pension settlement expense, pre-tax	1,093	1,060
Pension settlement expense per diluted share, net of taxes	0.03	0.03
During the remainder of 2008, the Company anticipates settling obligations of $2.4 million and recording additional pension settlement expense of approximately $0.6 million on a pre-tax basis, or $0.01 per diluted share, net of taxes. The final settlement amount is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the settlement date. During the last nine months of 2007, the Company recorded pension settlement expense of $0.6 million on a pre-tax basis, or $0.01 per diluted share net of taxes.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements. Approximately 50% of ABF’s contributions are made to the Central States Southeast and Southwest Area Pension Fund (“Central States Pension Fund”). ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid. The Company intends to meet its obligations to the multiemployer pension plans under its collective bargaining agreement with the IBT.
In the event of the termination of a multiemployer pension plan or if ABF were to withdraw from a multiemployer pension plan, ABF would have liabilities for its share of the unfunded vested liabilities of each such plan. ABF has no current intention of withdrawing from these plans. Based on December 31, 2006 multiemployer pension plan information, which is the most recently available information to the Company, the current estimate of ABF’s contingent withdrawal liabilities for these plans is approximately $800 million to $850 million, on a pre-tax basis. Though the best information available to ABF was used in computing this estimate, it is calculated with numerous assumptions, changes periodically and has not been verified by ABF or its independent pension counsel.
In 2006, the Pension Protection Act (the “Act”) became law and together with related regulations established certain minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The Act also accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer plans.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

In March 2008, the Central States Pension Fund reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in “critical status”, as defined by the Act. In its new five-year collective bargaining agreement effective April 1, 2008, ABF has agreed to a schedule of contribution rate increases that complies with the rehabilitation plan. The Company believes that a number of other plans in which ABF participates will have to adopt either a funding improvement plan or a rehabilitation program depending on their current funding status as required by the Act. The Company believes that the contribution rates under the new collective bargaining agreement would comply with any rehabilitation plan that may be adopted for the majority of other multiemployer pension plans in which ABF participates.
If any multiemployer pension plan fails to (i) meet minimum funding requirements; (ii) meet a required funding improvement or rehabilitation plan required by the Act for underfunded plans; (iii) obtain from the IRS certain changes to or waivers of the requirements used by a particular plan to calculate funding levels; or, (iv) reduce pension benefits to a level where the requirements are met, the Act could impose additional contribution requirements on ABF in the form of a surcharge of an additional five to ten percent. However, under ABF’s new five-year collective bargaining agreement any surcharges required by the Act will be included in the contractual contribution rate and should not increase ABF’s overall contribution obligation.
NOTE F — SHARE-BASED COMPENSATION
As of March 31, 2008, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. As of March 31, 2008, the Company had not elected to treat any exercised options as Employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.
The 2005 Plan supersedes the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, SARs, restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table summarizes the Company’s share-based compensation expense, which has been recognized in the accompanying consolidated financial statements:

	Three Months Ended
	March 31
	2008	2007
	($ thousands except per share data)

Share-based compensation expense (pre-tax):
Restricted stock and restricted stock units	$985	$637
Stock options	142	265

	$1,127	$902

Share-based compensation expense (net of tax):
Restricted stock and restricted stock units	$598	$387
Stock options	125	218

	$723	$605

Share-based compensation expense per diluted share:
Restricted stock and restricted stock units	$0.02	$0.01
Stock options	0.01	0.01

	$0.03	$0.02

Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Nonvested — January 1, 2008	491,560	$37.35
Granted	—	—
Vested	(8,010)	35.55
Forfeited	(16,667)	37.67

Nonvested —March 31, 2008	466,883	$37.37

The Compensation and Nominating/Corporate Governance Committees of the Company’s Board of Directors are responsible for the granting of all share-based compensation under the 2005 Plan. The Company’s policies state that the grant dates for each award shall generally be five business days following the Company’s first quarter earnings release for a given year. In accordance with these policies, on April 21, 2008, the Compensation and Nominating/Corporate Governance Committees approved an award to be granted on April 30, 2008. On that date, 183,380 restricted stock units were granted at the closing market price of $39.48 per unit.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (years)	($ thousands)

Outstanding — January 1, 2008	722,784	$25.24
Granted	—	—
Exercised	—	—
Forfeited	(3,000)	29.10

Outstanding — March 31, 2008	719,784	$25.22	4.1	$4,779

Options outstanding at March 31, 2008 which are vested or expected to vest	717,628	$25.21	4.1	$4,773

Exercisable — March 31, 2008	671,869	$24.94	4.0	$4,647

(1)	Intrinsic value represents the fair market value of the Company’s Common Stock on March 31, 2008, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended
	March 31
	2008	2007
	($ thousands)
OPERATING REVENUES
ABF	$427,747	$412,619
Other revenues and eliminations	19,764	15,194

	$447,511	$427,813

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$257,723	$264,691
Supplies and expenses	81,858	67,902
Operating taxes and licenses	11,939	11,745
Insurance	4,833	4,418
Communications and utilities	4,009	3,935
Depreciation and amortization	18,556	18,117
Rents and purchased transportation	36,021	36,595
Gain on sale of property and equipment	(1,874)	(1,322)
Other	1,802	757

	414,867	406,838

Other expenses and eliminations	19,492	14,197

	$434,359	$421,035

OPERATING INCOME
ABF	$12,880	$5,781
Other income and eliminations	272	997

	$13,152	$6,778

OTHER INCOME (EXPENSE)
Interest and dividend income	$1,819	$1,200
Interest expense and other related financing costs	(339)	(287)
Other, net	(511)	175

	$969	$1,088

INCOME BEFORE INCOME TAXES	$14,121	$7,866

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE H — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
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
At March 31, 2008 and December 31, 2007, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I— FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.
Effective January 1, 2008, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. The partial adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the application of FAS 157 to its non-financial assets and non-financial liabilities to have a material effect on its consolidated financial statements when that portion of the statement becomes effective for the Company beginning January 1, 2009.
FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy specified by FAS 157 is as follows:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table presents, for each of the fair value hierarchy levels, the Company’s assets and liabilities at March 31, 2008 that are measured at fair value on a recurring basis.

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
			($ thousands)
Assets
Money market funds (1)	$186,418	$186,418	$—	$—
Available for sale security (2)	717	—	717	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan (3)	11,018	11,018	—	—

Total assets	$198,153	$197,436	$717	$—

Liabilities
Nonqualified deferred compensation plan liabilities (4)	$11,018	$11,018	$—	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)	Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet. The available for sale security was valued based on modeling provided by the broker-dealer using inputs derived principally from or corroborated by observable market data.

(3)	Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Voluntary Savings Plan, a nonqualified deferred compensation program. These securities are considered general assets of the Company until distributed to the participant and are included in other long-term assets in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments, which consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm.

(4)	Represents liabilities to participants under the Company’s Voluntary Savings Plan. These liabilities are included in other long-term liabilities in the consolidated balance sheet. The fair value of nonqualified deferred compensation plan liabilities equals the fair value of assets held in trust for the plan as such assets are intended to satisfy the plan liabilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”).
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting critical accounting policies, liquidity and capital resources, and results of operations of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s 2007 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Critical Accounting Policies
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the first quarter of 2008.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis effective January 1, 2008 (see Note I to the Company’s accompanying consolidated financial statements). The partial adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the application of FAS 157 to its non-financial assets and non-financial liabilities to have a material effect on its consolidated financial statements when that portion of the statement becomes effective for the Company beginning January 1, 2009.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations and borrowing capacity under its revolving Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Cash Flow and Short-Term Investments: Cash and cash equivalents totaled $197.0 million at March 31, 2008. Cash and cash equivalents and short-term investments totaled $173.2 million at December 31, 2007. During the first quarter 2008, the Company transitioned out of its short-term investments into money market funds, which are classified as cash equivalents, resulting in the sale of $78.6 million of short-term investments with no realized gains or losses.
During the three months ended March 31, 2008, cash provided from operations of $25.2 million and proceeds from asset sales of $10.7 million were used to purchase property and equipment totaling $2.6 million, reduce bank overdrafts by $3.6 million and pay dividends on Common Stock of $3.8 million.
During the three months ended March 31, 2007, cash provided from operations of $15.3 million, proceeds from asset sales of $3.4 million and net proceeds from the sales of short-term investments of $14.9 million were used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $22.5 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $3.8 million.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) with a syndicate of 10 financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received from participating lenders.
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
The Company’s borrowing capacity under its revolving Credit Agreement is presented below:

	March 31	December 31
	2008	2007
	($ thousands)
Revolving credit limit	$325,000	$325,000
Outstanding revolver advances	—	—
Letters of credit issued	(52,523)	(53,557)

Borrowing capacity	$272,477	$271,443

The Company has a senior unsecured debt rating of BBB+ with a stable outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of March 31, 2008, the Company was in compliance with the covenants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of March 31, 2008:

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$1,810	$233	$332	$387	$858
Operating lease obligations (1)	43,163	12,251	16,760	9,170	4,982
Purchase obligations (2)	47,160	47,160
Voluntary savings plan distributions (3)	1,783	1,783
Postretirement health distributions (4)	725	725
Deferred salary distributions (5)	815	815
Supplemental pension distributions (6)	2,418	2,418

Total	$97,874	$65,385	$17,092	$9,557	$5,840

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2008, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $41.9 million for terminal facilities and $1.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $1.0 million related to Clipper, a former subsidiary of the Company.

(2)	Purchase obligations relating to revenue equipment, other equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2008 annual net capital expenditure plan which is estimated to be approximately $60 million to $70 million.

(3)	Represents elective distributions anticipated within the next twelve months under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

(4)	Represents distributions projected over the next twelve months related to postretirement health benefits. Future distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year are not presented. Postretirement health plan liabilities accrued in the accompanying consolidated balance sheet totaled $19.6 million as of March 31, 2008.

(5)	Represents deferred salary agreement distributions projected over the next twelve months. Future distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

(6)	Represents distributions anticipated within the next twelve months under an unfunded supplemental pension benefit plan. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $21.0 million as of March 31, 2008.
The Company does not have required minimum contributions to its qualified nonunion pension plan in 2008, but made a voluntary tax-deductible contribution of $5.0 million in April 2008. The Pension Protection Act of 2006 did not have a material impact on the amount of future required contributions to the Company’s nonunion defined benefit pension plan.
ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the Company’s consolidated financial statements).
Other Liquidity Information: Management believes cash generated by operations, cash and cash equivalents, and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance its lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; and unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements and other expenditures.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Financial Instruments: The Company has not historically entered into financial instruments for speculative purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the three months ended March 31, 2008 or in 2007.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $43.2 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”) which represented 95.6% of consolidated revenues for the three months ended March 31, 2008.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
During the three months ended March 31, 2008, ABF’s revenues increased 4.5% on a per-day basis compared to the same period in 2007. The increase in revenues primarily reflects an increase in revenue per hundredweight influenced by higher fuel surcharge, partially offset by a slight decrease in tonnage levels.
During the three months ended March 31, 2008, ABF’s operating ratio decreased to 97.0% from 98.6% in the same period of 2007. The decrease in ABF’s operating ratio was influenced by lower workers’ compensation costs and improved management of labor costs to business levels. These changes are more fully discussed below in the ABF section of Management’s Discussion and Analysis.
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2007 Annual Report on Form 10-K. ABF has experienced significant fluctuations in year-over-year tonnage levels in recent years. Through the first nine months of 2007, tonnage per day declined 6.2% below the same period in 2006. Although business levels remain depressed, quarterly year-over-year tonnage trends have improved since the third quarter of 2007. ABF’s total tonnage per day during the fourth quarter of 2007 decreased 1.5% compared to the fourth quarter 2006. During the three months ended March 31, 2008, ABF’s total tonnage per day decreased by 0.5% compared to the same period in 2007 primarily reflecting the continued weak freight environment, especially in the U.S. construction, manufacturing and retail sectors. Through the end of April, average daily total tonnage figures for ABF have declined 0.5% below the same period last year.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. For many years, consistent profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of billed revenue per hundredweight changes. The pricing environment generally becomes more competitive during periods of lower tonnage levels. During the three months ended March 31, 2008, the pricing environment was competitive. Total billed revenue per hundredweight increased 4.8% in the first quarter 2008 versus the same period in 2007 primarily due to fuel surcharges resulting from higher fuel-related costs. ABF also

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

experienced freight profile changes during the first quarter 2008 that impacted the reported revenue per hundredweight, as further discussed in the ABF section. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional less-than-truckload business increased slightly. Management expects the pricing environment in 2008 to remain competitive, although there can be no assurances in this regard. Effective February 4, 2008, ABF implemented a general rate increase of 5.45% to cover known and expected cost increases, although the amounts vary by lane and shipment characteristic. The 2008 general rate increase, which is in line with increases announced by other less-than-truckload carriers, was implemented seven weeks earlier than the increase put in place in 2007. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF experienced significantly higher fuel prices in the first quarter of 2008 compared to the same period in 2007. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Through the first quarter of 2008, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers. Lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin although there can be no assurances in this regard. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). During February 2008, the Company announced that the IBT ratified a new five-year collective bargaining agreement. The new agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3.8%, subject to wage rate cost-of-living adjustments. ABF’s ability to effectively manage labor costs, which amounted to approximately 60% of ABF’s revenues for the three months ended March 31, 2008, has a direct impact on its operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF is generally effective in managing its labor costs to business levels, although labor as a percentage of revenue does increase during periods of business decline. Labor costs include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the accompanying consolidated financials statements).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

In addition to the traditional long-haul operating model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. ABF’s regional network covers the eastern two-thirds of the United States. Anticipated expansion of the regional network to the Western region of the United States, which may be implemented in late 2008, could impact the annual cost of operating this program.
The Company ended the first quarter 2008 with no borrowings under its revolving Credit Agreement, $197.0 million of cash and cash equivalents and $639.4 million in stockholders’ equity. Because of the Company’s financial position at March 31, 2008, the Company should continue to be in a position to pursue various initiatives.
Consolidated Results

	Three Months Ended March 31
	2008	2007
	($ thousands, except workdays
	and per share data)
WORKDAYS	63.5	64.0
OPERATING REVENUES
ABF	$427,747	$412,619
Other revenues and eliminations	19,764	15,194

	$447,511	$427,813

OPERATING INCOME
ABF	$12,880	$5,781
Other and eliminations	272	997

	$13,152	$6,778

DILUTED EARNINGS PER SHARE	$0.34	$0.19

Consolidated revenues for the three months ended March 31, 2008 increased 5.4% on a per-day basis, as compared to the same period in 2007. The increase is primarily due to the revenue increase at ABF, as discussed in the ABF section that follows.
Consolidated operating income and earnings per share for the three months ended March 31, 2008 increased 94.0% and 78.9%, respectively, as compared to the same period in 2007. The comparisons primarily reflect the operating results of ABF as discussed in the ABF section below.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended
	March 31
	2008	2007

ABF OPERATING EXPENSES AND COSTS
Salaries, wages and benefits	60.3%	64.1%
Supplies and expenses	19.1	16.5
Operating taxes and licenses	2.8	2.8
Insurance	1.1	1.1
Communications and utilities	0.9	1.0
Depreciation and amortization	4.3	4.4
Rents and purchased transportation	8.4	8.9
Gain on sale of property and equipment	(0.4)	(0.3)
Other	0.5	0.1

	97.0%	98.6%

ABF OPERATING INCOME	3.0%	1.4%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2008	2007	% Change

Workdays	63.5	64.0
Billed revenue* per hundredweight, including fuel surcharges	$26.32	$25.11	4.8%
Pounds	1,636,261,073	1,656,670,339	(1.2)%
Pounds per day	25,767,891	25,885,474	(0.5)%
Shipments per DSY hour	0.489	0.484	1.0%
Pounds per DSY hour	621.15	601.51	3.3%
Pounds per shipment	1,270	1,242	2.3%
Pounds per mile	19.24	18.62	3.3%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three months ended March 31, 2008 was $427.7 million compared to $412.6 million reported for the same period in 2007, an increase of 4.5% on a per day basis. The increase in revenue primarily reflects a 4.8% increase in revenue per hundredweight, which was largely attributable to higher fuel surcharges, partially offset by a 0.5% tonnage decline.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Effective February 4, 2008 and March 26, 2007, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.45% and 4.95%, respectively, although the amounts vary by lane and shipment characteristic. ABF also charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com.
ABF’s increase of 4.8% in billed revenue per hundredweight for first quarter 2008 compared with first quarter 2007 was impacted not only by the general rate increase and fuel surcharge, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for the three months ended March 31, 2008 increased 2.3% compared to first quarter 2007. ABF’s length of haul declined 3.0% in the three months ended March 31, 2008 compared to the same period in 2007, influenced in part by the regional freight initiative. Although ABF experienced a slight decline in total tonnage per day, ABF benefited from additional shipments in regional lanes. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. Increased weight per shipment combined with a shorter length of haul and a higher mix of truckload-rated shipments have the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional less-than-truckload business increased slightly. For the three months ended March 31, 2008, billed revenue per hundredweight compared to the same period in 2007 reflects a competitive pricing environment.
ABF generated operating income of $12.9 million for the three months ended March 31, 2008 versus $5.8 million during the same period in 2007. ABF’s first quarter 2008 operating ratio decreased to 97.0% from 98.6% in the first quarter of 2007. The decrease in ABF’s operating ratio was influenced by the increase in revenues mentioned above, as well as other changes in operating expenses as discussed in the following paragraphs.
Salaries, wages and benefits expense for the three months ended March 31, 2008 decreased 3.8% of revenues. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by the productivity figures reported in the tables above. For the three months ended March 31, 2008, pounds per DSY hour and pounds per mile both increased 3.3% compared with the prior year period reflecting improved management of labor costs. The decline in salaries, wages and benefits also reflects a $4.8 million decrease in workers’ compensation costs as compared to first quarter 2007. ABF’s annual first quarter review of historical workers’ compensation claims development resulted in lower factors applied to existing claims as compared to the prior year and contributed to approximately one-half of the workers’ compensation expense decline. The remaining decrease in workers’ compensation costs reflects favorable claims experience during the first quarter of 2008 compared to the same period last year.
The decrease in salaries, wages and benefits described above was offset, in part, by contractual increases under the IBT National Master Freight Agreement. The 2007 annual wage adjustment occurred on April 1, 2007, for an increase of 2.3%. On August 1, 2007, health, welfare and pension benefit costs under this agreement increased 6.0%. During February 2008, the Company announced that the IBT ratified a new five-year collective bargaining agreement. The new agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3.8%, subject to wage rate cost-of-living adjustments.
Supplies and expenses increased 2.6% of revenues for the three months ended March 31, 2008 compared to the same period in 2007. This increase primarily reflects significantly higher fuel costs as the average price-per-gallon of fuel increased 49.8% in the first quarter 2008 compared to the same period in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Rents and purchased transportation for the three months ended March 31, 2008 decreased 0.5% of revenues compared to the prior year period. The decrease primarily reflects a decline of rail utilization to 10.3% of total miles for the three months ended March 31, 2008, compared to 12.4% of total miles reported in the three months ended March 31, 2007. ABF reduced its rail usage to increase utilization of ABF’s linehaul network in order to improve customer service levels. The decrease in cost associated with the reduction in rail utilization was partially offset by an increase in the cost of rail services.
Cash and Cash Equivalents and Short-Term Investments
During the first quarter 2008, the Company transitioned out of its short-term investments and into money market funds, which are classified as cash equivalents.
Other Long-Term Assets
Other long-term assets decreased $13.0 million from December 31, 2007 to March 31, 2008, primarily due to the sale of assets classified as held for sale at December 31, 2007.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, alternative fuel tax credits and tax-exempt income.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Since December 31, 2007, there have been no significant changes in the Company’s market risks, as reported in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
For information related to the Company’s legal proceedings, see Note H, Legal Proceedings and Environmental Matters under Part 1, Item 1, of this quarterly report on Form 10-Q.
ITEM 1A. RISK FACTORS.
The Company’s risk factors are fully described in the Company’s 2007 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent sales of unregistered securities.
None.
(b) Use of proceeds from registered securities.
None.
(c) Purchases of equity securities by the issuer and affiliated purchasers.
The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2008, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the first quarter of 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 6. EXHIBITS.
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of October 18, 2007 (previously filed as Exhibit 3.2 to the Form 8-K, filed with the Commission on October 24, 2007, Commission File No. 0-19969, and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto). (Previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2	Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3	Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1	Collective Bargaining Agreement, effective April 1, 2008 through March 31, 2013, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (Previously filed as Exhibit 10.1 to the Form 8-K, filed with the Commission on February 15, 2008, Commission File No. 0-19969, and incorporated herein by reference).

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION (Registrant)
Date: May 6, 2008	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer