Form 10-Q
period 2008-06-30
ARKANSAS BEST CORP /DE/
filed 2008-08-05
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $.01 par value	25,287,651 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2008	2007
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$205,900	$93,805
Short-term investment securities	19,225	79,373
Accounts receivable, less allowances (2008 — $3,780; 2007 — $3,942)	157,335	141,565
Other accounts receivable, less allowances (2008 — $966; 2007 — $774)	7,108	8,963
Prepaid expenses	10,007	11,243
Deferred income taxes	37,362	36,585
Prepaid income taxes	1,950	3,699
Other	8,013	7,184

TOTAL CURRENT ASSETS	446,900	382,417

PROPERTY, PLANT AND EQUIPMENT
Land and structures	231,768	231,169
Revenue equipment	519,979	509,627
Service, office and other equipment	146,751	142,635
Leasehold improvements	20,513	19,794

	919,011	903,225
Less allowances for depreciation and amortization	465,589	437,087

	453,422	466,138

OTHER ASSETS	55,651	70,803

GOODWILL	63,975	63,991

	$1,019,948	$983,349

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	June 30	December 31
	2008	2007
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$19,140	$15,248
Accounts payable	69,956	60,341
Income taxes payable	4,501	2,414
Accrued expenses	168,611	166,631
Current portion of long-term debt	236	171

TOTAL CURRENT LIABILITIES	262,444	244,805

LONG-TERM DEBT, less current portion	1,538	1,400

PENSION AND POSTRETIREMENT LIABILITIES	48,162	48,859

OTHER LIABILITIES	20,549	25,093

DEFERRED INCOME TAXES	29,197	30,806

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2008: 26,688,566 shares; 2007: 26,549,038 shares	267	265
Additional paid-in capital	265,436	258,878
Retained earnings	474,586	457,536
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(24,461)	(26,523)

TOTAL STOCKHOLDERS’ EQUITY	658,058	632,386

	$1,019,948	$983,349

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$498,514	$463,703	$946,025	$891,516

OPERATING EXPENSES AND COSTS	472,832	433,388	907,191	854,423

OPERATING INCOME	25,682	30,315	38,834	37,093

OTHER INCOME (EXPENSE)
Interest and dividend income	1,448	1,347	3,267	2,547
Interest expense and other related financing costs	(336)	(308)	(675)	(595)
Other, net	18	800	(493)	975

	1,130	1,839	2,099	2,927

INCOME BEFORE INCOME TAXES	26,812	32,154	40,933	40,020

FEDERAL AND STATE INCOME TAXES
Current	15,040	12,397	20,241	14,173
Deferred	(4,383)	135	(4,007)	1,426

	10,657	12,532	16,234	15,599

NET INCOME	$16,155	$19,622	$24,699	$24,421

EARNINGS PER SHARE
Basic	$0.65	$0.79	$0.99	$0.98
Diluted	0.64	0.78	0.98	0.97

AVERAGE COMMON SHARES OUTSTANDING
Basic	24,968,217	24,769,569	24,923,105	24,799,031
Diluted	25,325,978	25,114,597	25,219,883	25,141,731

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15	$0.30	$0.30

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2008	26,549	$265	$258,878	$457,536	1,678	$(57,770)	$(26,523)	$632,386
Net income				24,699				24,699
Change in foreign currency translation, net of tax of $107							(170)	(170)
Amortization of unrecognized net periodic benefit costs, net of tax of $1,077:
Net actuarial loss							1,468	1,468
Prior service costs							203	203
Net transition obligation							24	24
Pension settlement expense, net of tax of $425							668	668
Unrecognized net actuarial loss, net of tax of $83							(131)	(131)

Total comprehensive income (1)								26,761

Issuance of common stock under share-based compensation plans	140	2	2,868					2,870
Tax effect of share-based compensation plans and other			684					684
Share-based compensation expense			3,006					3,006
Dividends paid on common stock				(7,649)				(7,649)

Balances at June 30, 2008	26,689	$267	$265,436	$474,586	1,678	$(57,770)	$(24,461)	$658,058

See notes to consolidated financial statements.

(1)	Total comprehensive income for the three months ended June 30, 2008 was $16.9 million. Total comprehensive income for the three and six months ended June 30, 2007 was $20.8 million and $27.4 million, respectively.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2008	2007
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$24,699	$24,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,462	38,273
Other amortization	147	115
Pension settlement expense	1,093	1,249
Share-based compensation expense	3,006	2,190
Provision for losses on accounts receivable	656	627
Deferred income tax (benefit) provision	(4,007)	1,426
Gain on sales of assets	(2,323)	(1,799)
Excess tax benefits from share-based compensation	(657)	(300)
Changes in operating assets and liabilities:
Receivables	(14,726)	(6,214)
Prepaid expenses	1,236	1,163
Other assets	4,947	(1,057)
Accounts payable, taxes payable, accrued expenses and other liabilities (1)	6,412	(3,510)

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,945	56,584

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases (1)	(16,067)	(49,788)
Proceeds from asset sales	12,758	5,206
Purchases of short-term investment securities	(19,225)	(165,620)
Proceeds from sales of short-term investment securities	78,604	170,925
Capitalization of internally developed software and other	(2,547)	(2,271)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	53,523	(41,548)

FINANCING ACTIVITIES
Payments on long-term debt	(143)	(1,273)
Net change in bank overdraft	3,892	119
Payment of common stock dividends	(7,649)	(7,570)
Purchases of treasury stock	—	(4,945)
Excess tax benefits from share-based compensation	657	300
Deferred financing costs	—	(800)
Proceeds from the exercise of stock options and other	2,870	536

NET CASH USED BY FINANCING ACTIVITIES	(373)	(13,633)

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,095	1,403
Cash and cash equivalents at beginning of period	93,805	5,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$205,900	$6,412

(1)	Does not include $7.9 million and $5.4 million of equipment which was received but not yet paid for at June 30, 2008 and 2007, respectively.
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
Approximately 76% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3.8%, subject to wage rate cost-of-living adjustments.
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
Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The statements of income for the three and six months ended June 30, 2007 include reclassifications to report revenue and purchased transportation expense on a gross basis for certain shipments involving third-party interline carriers and certain brokerage transactions where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor to provide services to the customer. The amounts reclassified were $5.5 million and $10.7 million for the three and six months ended June 30, 2007, respectively. There was no impact on ABF’s operating income and only a minor impact on ABF’s operating ratio as a result of this reclassification.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C— SHORT-TERM INVESTMENTS
The following is a summary of short-term investments:

	June 30	December 31
	2008	2007
	($ thousands)
Certificates of deposit, at cost plus accrued interest	$19,225	$—
Auction rate debt securities consisting of U.S. state and local municipal securities, at fair value	—	74,373
Preferred equity securities, at fair value	—	5,000

Total	$19,225	$79,373

During the first quarter of 2008, the Company transitioned out of investments in auction rate debt and preferred equity securities and into money market funds, which are classified as cash equivalents on the accompanying consolidated balance sheet. During the second quarter of 2008, the Company purchased FDIC-insured certificates of deposit with maturities ranging from ninety-one days to one year.
NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share:
Net income	$16,155	$19,622	$24,699	$24,421

Denominator:
Denominator for basic earnings per share — weighted-average shares	24,968,217	24,769,569	24,923,105	24,799,031
Effect of dilutive securities:
Restricted stock awards and stock options	357,761	345,028	296,778	342,700

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,325,978	25,114,597	25,219,883	25,141,731

NET INCOME PER SHARE

Basic	$0.65	$0.79	$0.99	$0.98

Diluted	$0.64	$0.78	$0.98	$0.97

For the three and six months ended June 30, 2008, outstanding stock awards of 173,420 and 229,116, respectively, were antidilutive and not included in the net income per diluted share calculations. For the three and six months ended June 30, 2007, no outstanding stock awards were antidilutive.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E — STOCKHOLDERS’ EQUITY
Dividends on Common Stock
On July 22, 2008, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of August 5, 2008.
The following table is a summary of dividends declared during the applicable quarter:

	2008		2007
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter	$0.15	$3,803	$0.15	$3,780
Second quarter	$0.15	$3,846	$0.15	$3,790
Third quarter (2008 estimated)	$0.15	$3,850	$0.15	$3,790
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	June 30	December 31
	2008	2007
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(699)	$(422)
Unrecognized net periodic benefit costs	(39,336)	(42,988)

Total	$(40,035)	$(43,410)

After-tax amounts:
Foreign currency translation	$(427)	$(257)
Unrecognized net periodic benefit costs	(24,034)	(26,266)

Total	$(24,461)	$(26,523)

NOTE F — SHARE-BASED COMPENSATION
As of June 30, 2008, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. As of June 30, 2008, the Company had not elected to treat any exercised options as Employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following table summarizes the Company’s share-based compensation expense, which has been recognized in the accompanying consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	($ thousands, except per share data)
Share-based compensation expense (pre-tax):
Restricted stock and restricted stock units	$1,737	$1,043	$2,722	$1,680
Stock options	142	245	284	510

	$1,879	$1,288	$3,006	$2,190

Share-based compensation expense (net of tax):
Restricted stock and restricted stock units	$1,055	$634	$1,653	$1,021
Stock options	124	199	249	417

	$1,179	$833	$1,902	$1,438

Share-based compensation expense (net of tax) per diluted share:
Restricted stock and restricted stock units	$0.04	$0.02	$0.06	$0.04
Stock options	0.01	0.01	0.02	0.02

	$0.05	$0.03	$0.08	$0.06

Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2008	491,560	$37.35
Granted	183,380	39.48
Vested	(12,754)	35.57
Forfeited	(18,552)	37.65

Outstanding — June 30, 2008	643,634	$37.99

The Compensation and Nominating/Corporate Governance Committees of the Company’s Board of Directors are responsible for the granting of all share-based compensation under the 2005 Plan. The Company’s policies state that the grant dates for each award shall generally be five business days following the Company’s first quarter earnings release for a given year. In accordance with these policies, on April 21, 2008, the Compensation and Nominating/Corporate Governance Committees approved an award of 183,380 restricted stock units to be granted on April 30, 2008. On that date, the closing market price of the Company’s stock was $39.48 per share.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2008	722,784	$25.24
Granted	—	—
Exercised	(136,660)	22.29
Forfeited	(3,180)	29.10

Outstanding — June 30, 2008	582,944	$25.91	4.0	$6,257

Options outstanding at June 30, 2008 which are vested or expected to vest	580,796	$25.89	4.0	$6,241

Exercisable — June 30, 2008	535,209	$25.62	3.9	$5,897

(1)	Intrinsic value represents the fair market value of the Company’s Common Stock on June 30, 2008, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)
Service cost	$2,295	$2,499	$149	$202	$43	$46
Interest cost	2,933	2,758	255	304	292	286
Expected return on plan assets	(3,430)	(3,511)	—	—	—	—
Transition (asset) obligation recognition	—	—	(17)	(29)	34	33
Amortization of prior service (credit) cost	(224)	(224)	390	390	—	—
Pension settlement expense	—	—	—	189	—	—
Recognized net actuarial loss and other	818	1,039	203	372	164	258

Net periodic benefit cost	$2,392	$2,561	$980	$1,428	$533	$623

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)
Service cost	$4,590	$4,998	$305	$416	$86	$92
Interest cost	5,866	5,515	543	645	584	570
Expected return on plan assets	(6,860)	(7,022)	—	—	—	—
Transition (asset) obligation recognition	—	—	(28)	(58)	68	67
Amortization of prior service (credit) cost	(448)	(448)	780	780	—	—
Pension settlement expense	—	—	1,093	1,249	—	—
Recognized net actuarial loss and other	1,636	2,077	436	778	328	517

Net periodic benefit cost	$4,784	$5,120	$3,129	$3,810	$1,066	$1,246

The Company’s full-year 2008 nonunion defined benefit pension plan expense is estimated to be $9.6 million compared to $10.2 million for the year ended December 31, 2007. In April 2008, the Company made a voluntary tax-deductible contribution of $5.0 million to its nonunion defined benefit pension plan. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan. As described in the 2007 Annual Report on Form 10-K, the Company’s nonunion pension expense and related asset and liability balances are estimated based on a number of assumptions and using the services of a third-party actuary. In determining the pension liability at June 30, 2008, the Company used an expected return on plan assets of 7.6%, which was established considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. Considering the decline in the overall equity markets during 2008, the expected return on plan assets may not be achieved in the near term, and, therefore, the pension liability recorded as of June 30, 2008 may be different from the pension liability recognized as a result of the annual remeasurement which will occur as of December 31, 2008. In accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the impact on the pension liability as a

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
result of the difference between the expected and actual return on plan assets will be recognized at year-end in accumulated other comprehensive income, net of taxes.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to certain executive officers of the Company. The Company is required to record pension settlement expense when cash payouts exceed annual service and interest costs of the related plan.
The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	($ thousands, except per share data)
Obligations settled	$—	$592	$3,795	$3,709
Pension settlement expense, pre-tax	$—	$189	$1,093	$1,249
Pension settlement expense per share, net of taxes	$—	$—	$0.03	$0.03
During the remainder of 2008, the Company anticipates settling obligations of $2.4 million and recording additional pension settlement expense of approximately $0.6 million on a pre-tax basis, or $0.01 per diluted share, net of taxes. The final settlement amount is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the settlement date. During the last six months of 2007, the Company recorded pension settlement expense of $0.6 million on a pre-tax basis, or $0.01 per diluted share, net of taxes.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. ABF is not directly involved in the administration of the trust funds. ABF contributes to these plans monthly based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements. ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid. The Company intends to meet its obligations to the multiemployer plans under its collective bargaining agreement with the IBT.
In 2006, the Pension Protection Act (the “Act”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The Act also accelerates the timing of annual funding notices and requires additional disclosures from certain multiemployer pension plans.
ABF currently contributes to 27 multiemployer pension plans, which vary in size and in funding status. In the event of the termination of a multiemployer pension plan or if ABF were to withdraw from a multiemployer pension plan, ABF would have material liabilities for its share of the unfunded vested liabilities of each such

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
plan. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.
Approximately 50% of ABF’s multiemployer pension contributions are made to the Central States Southeast and Southwest Area Pension Fund (“Central States Pension Fund”). The Company believes that the funded percentage of the Central States Pension Fund was 70% to 75% as of December 31, 2007, but that the funding percentage has likely decreased during the first six months of 2008 due to declines in the overall equity markets. In March 2008, the Central States Pension Fund reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in “critical status.” In its five-year collective bargaining agreement that became effective April 1, 2008, ABF has agreed to a schedule of contribution rate increases that complies with the Central States Pension Fund rehabilitation plan. The Company believes that a number of other plans in which ABF participates will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funding status as required by the Act. The Company believes that the contribution rates under the new collective bargaining agreement will comply with any rehabilitation plan that may be adopted for the majority of other multiemployer pension plans in which ABF participates.
If any multiemployer pension plan fails to (i) meet minimum funding requirements; (ii) obtain from the IRS an extension in the amortization period or obtain certain changes to or waivers of the requirements used by a particular plan to calculate funding levels; or (iii) reduce pension benefits to a level where the requirements are met, and the agreed-upon contribution rates fail to meet the requirements established by the rehabilitation or funding improvement plan required by the Act for underfunded plans, the Act could impose additional contribution requirements on ABF in the form of a surcharge of an additional five to ten percent. However, under ABF’s five-year collective bargaining agreement that became effective April 1, 2008, any surcharges required by the Act will be included in the contractual contribution rate and should not increase ABF’s overall contribution obligation.
NOTE H — OPERATING SEGMENT DATA
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	($ thousands)
OPERATING REVENUES
ABF	$479,522	$448,388	$907,269	$861,008
Other revenues and eliminations	18,992	15,315	38,756	30,508

	$498,514	$463,703	$946,025	$891,516

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$273,792	$266,973	$531,515	$531,664
Supplies and expenses	97,030	72,609	178,888	140,510
Operating taxes and licenses	11,959	11,975	23,898	23,720
Insurance	5,415	5,248	10,247	9,666
Communications and utilities	3,682	3,703	7,692	7,638
Depreciation and amortization	18,461	18,569	37,017	36,685
Rents and purchased transportation	42,448	37,925	78,469	74,522
Gain on sale of property and equipment	(451)	(477)	(2,326)	(1,799)
Other	1,655	1,357	3,458	2,115

Total ABF operating expenses and costs	453,991	417,882	868,858	824,721

Other expenses and eliminations	18,841	15,506	38,333	29,702

	$472,832	$433,388	$907,191	$854,423

OPERATING INCOME (LOSS)
ABF	$25,531	$30,506	$38,411	$36,287
Other income and eliminations	151	(191)	423	806

	$25,682	$30,315	$38,834	$37,093

OTHER INCOME (EXPENSE)
Interest and dividend income	$1,448	$1,347	$3,267	$2,547
Interest expense and other related financing costs	(336)	(308)	(675)	(595)
Other, net	18	800	(493)	975

	$1,130	$1,839	$2,099	$2,927

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$26,812	$32,154	$40,933	$40,020

NOTE I — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit in the United States District Court for the Southern District of California against the Company and eleven other companies engaged in the LTL trucking business. This lawsuit alleges that the carriers violated U.S. antitrust laws regarding fuel surcharges and seeks unspecified treble damages allegedly sustained by class members, along with injunctive relief, attorney’s fees and costs of litigation. After the original suit was filed, other plaintiffs filed similar cases in various courts across the country. On December 20, 2007, the United States Judicial Panel on Multidistrict Litigation entered an order centralizing and transferring the pending lawsuits for pretrial proceedings to the United States District Court for the Northern District of Georgia as requested by the defendants, including the Company. This class action litigation is in a preliminary stage and the Company cannot predict its outcome, as the litigation process is inherently uncertain. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously.
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
At June 30, 2008 and December 31, 2007, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
NOTE J— FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.
Effective January 1, 2008, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. The partial

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the application of FAS 157 to its nonfinancial assets and nonfinancial liabilities to have a material effect on its consolidated financial statements when that portion of the statement becomes effective for the Company beginning January 1, 2009.
FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy specified by FAS 157 is as follows:
•	Level 1 – Quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents, for each of the fair value hierarchy levels, the Company’s assets and liabilities at June 30, 2008 that are measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
			($ thousands)
Assets
Money market funds (1)	$195,851	$195,851	$—	$—
Available for sale security (2)	719	—	719	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan (3)	10,337	10,337	—	—

Total assets measured at fair value on a recurring basis	$206,907	$206,188	$719	$—

Liabilities
Nonqualified deferred compensation plan liabilities (4)	$10,337	$10,337	$—	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)	Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet.

(3)	Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Voluntary Savings Plan, a nonqualified deferred compensation program. These securities are considered general assets of the Company until distributed to the participant and are included in other long-term assets in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments, which consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm.

(4)	Represents liabilities to participants under the Company’s Voluntary Savings Plan. These liabilities are included in other long-term liabilities in the consolidated balance sheet. The fair value of nonqualified deferred compensation plan liabilities equals the fair value of assets held in trust for the plan, as such assets are intended to satisfy the plan liabilities.

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
Critical Accounting Policies
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the six months ended June 30, 2008.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis effective January 1, 2008 (see Note J to the Company’s accompanying consolidated financial statements). The partial adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the application of FAS 157 to its nonfinancial assets and nonfinancial liabilities to have a material effect on its consolidated financial statements when that portion of the statement becomes effective for the Company beginning January 1, 2009.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations and borrowing capacity under its revolving Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments are as follows:

	June 30	December 31
	2008	2007
	($ thousands)
Cash and cash equivalents, primarily money market funds	$205,900	$93,805
Short-term investments:
Certificates of deposit	19,225	—
Auction rate debt and preferred equity securities	—	79,373

Total	$225,125	$173,178

During the first quarter of 2008, the Company transitioned out of its short-term investments in auction rate debt and preferred equity securities and into money market funds, which are classified as cash equivalents, resulting in the sale of $78.6 million of short-term investments with no realized gains or losses. During the second quarter of 2008, the Company purchased FDIC-insured certificates of deposit with maturities ranging from ninety-one days to one year.
During the six months ended June 30, 2008, cash provided from operations of $58.9 million and proceeds from asset sales of $12.8 million were used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $16.1 million and pay dividends on Common Stock of $7.7 million.
During the six months ended June 30, 2007, cash provided from operations of $56.6 million, proceeds from asset sales of $5.2 million and proceeds from the net sales of short-term investments of $5.3 million were used to purchase revenue equipment and other property and equipment totaling $49.8 million, make payments on long-term debt of $1.3 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $7.6 million.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) with a syndicate of 10 financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). The Company’s borrowing capacity under its revolving Credit Agreement is presented below:

	June 30	December 31
	2008	2007
	($ thousands)
Revolving credit limit	$325,000	$325,000
Outstanding revolver advances	—	—
Letters of credit	(51,793)	(53,557)

Borrowing capacity	$273,207	$271,443

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
The Company has a senior unsecured debt rating of BBB+ with a stable outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of June 30, 2008, the Company was in compliance with the covenants.
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of June 30, 2008:

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations	$1,773	$236	$339	$377	$821
Operating lease obligations (1)	43,557	12,486	17,012	8,775	5,284
Purchase obligations (2)	35,998	35,998
Voluntary savings plan distributions (3)	1,302	1,302
Postretirement health distributions (4)	725	725
Deferred salary distributions (5)	1,137	1,137
Supplemental pension distributions (6)	2,418	2,418

Total	$86,910	$54,302	$17,351	$9,152	$6,105

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2008, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $42.3 million for terminal facilities and $1.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.9 million related to Clipper, a former subsidiary of the Company.

(2)	Purchase obligations relating to revenue equipment, other equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2008 annual net capital expenditure plan, which is estimated to be approximately $60 million to $70 million.

(3)	Represents elective distributions anticipated within the next twelve months under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

(4)	Represents distributions projected over the next twelve months related to postretirement health benefits. Future distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

are not presented. Postretirement health plan liabilities accrued in the accompanying consolidated balance sheet totaled $19.7 million as of June 30, 2008.

(5)	Represents deferred salary agreement distributions projected over the next twelve months. Future distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Deferred salary liabilities accrued in the accompanying consolidated balance sheet totaled $8.2 million as of June 30, 2008.

(6)	Represents distributions anticipated within the next twelve months under an unfunded supplemental pension benefit plan. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $21.4 million as of June 30, 2008.
The Company does not have required minimum contributions to its qualified nonunion pension plan in 2008, but made a voluntary tax-deductible contribution of $5.0 million in April 2008. The Pension Protection Act of 2006 did not have a material impact on the future required contributions to the Company’s nonunion defined benefit pension plan.
ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements).
Other Liquidity Information: Management believes cash generated by operations, cash and cash equivalents, short-term investments, and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Financial Instruments: The Company has not historically entered into financial instruments for speculative purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the six months ended June 30, 2008 or in 2007.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $42.3 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with affiliated special-purpose entities, variable interest entities or financial partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The principal subsidiary of the Company is ABF Freight System, Inc. (“ABF”) which represented 95.9% of consolidated revenues for the six months ended June 30, 2008.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
During the three and six months ended June 30, 2008, ABF’s revenues increased 6.1% and 5.4%, respectively, on a per-day basis compared to the same periods in 2007. The increase in revenues primarily reflects an increase in revenue per hundredweight influenced by higher fuel surcharge. Tonnage per day for the three and six months ended June 30, 2008 was relatively consistent with the same periods in 2007.
ABF’s second quarter 2008 operating ratio increased to 94.7% from 93.2% in the second quarter of 2007. During the six months ended June 30, 2008, ABF’s operating ratio was 95.8%, which was consistent with the operating ratio during the same period in 2007. The ABF operating ratio is more fully discussed below in the ABF section of Management’s Discussion and Analysis.
ABF’s ability to maintain or grow existing tonnage levels is impacted by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2007 Annual Report on Form 10-K. ABF has experienced significant fluctuations in year-over-year tonnage levels in recent years. Through the first nine months of 2007, tonnage per day declined 6.2% below the same period in 2006. Although business levels remain depressed, quarterly year-over-year tonnage trends have improved since the third quarter of 2007. Compared to the same prior year periods, ABF’s total tonnage per day decreased during the fourth quarter of 2007 and the first quarter of 2008 by 1.5% and 0.5%, respectively. During the three months ended June 30, 2008, ABF’s total tonnage per day increased by 0.2%. For the month of July 2008, average daily total tonnage for ABF declined approximately 2% compared to the same period last year.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight. This measure is affected by profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. For many years, consistent profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of changes in profile characteristics in order to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of billed revenue per hundredweight changes. The pricing environment generally becomes more competitive during periods of lower tonnage levels. During the three and six months ended June 30, 2008, the pricing environment was competitive. Total billed revenue per hundredweight increased 6.0% and 5.5%, respectively, during the three and six months ended June 30, 2008 versus the same periods in 2007 primarily due to fuel surcharges resulting from higher fuel-related costs. ABF also experienced freight profile changes during the six

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
months ended June 30, 2008 that impacted the reported revenue per hundredweight, as further discussed in the ABF section. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional less-than-truckload business declined slightly in the second quarter of 2008. Management expects the pricing environment in 2008 to remain competitive, although there can be no assurances in this regard.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. ABF experienced significantly higher fuel prices in the first six months of 2008 compared to the same period in 2007, and as a result, ABF’s cost increases in fuel and other energy-related areas outpaced increases in revenue, including fuel surcharge, which negatively impacted margins. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Through the first six months of 2008, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers, although certain nonstandard arrangements have limited the amount of fuel surcharge recovered. Lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin although there can be no assurances in this regard. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3.8%, subject to wage rate cost-of-living adjustments. ABF’s ability to effectively manage labor costs, which amounted to approximately 59% of ABF’s revenues for the six months ended June 30, 2008, has a direct impact on its operating performance. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF is generally effective in managing its labor costs to business levels. Labor costs include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the accompanying consolidated financial statements).
In addition to the traditional long-haul operating model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. ABF’s regional network covers the eastern two-thirds of the United States. Further operational changes, which are expected to be implemented during the third quarter of 2008, should reduce transit times in the regional network as well as in certain of ABF’s long-haul lanes. These changes are facilitated by ABF’s new labor contract, which became effective April 1, 2008. Anticipated

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
expansion of the regional network to the Western region of the United States, which may be implemented in late 2008 or early 2009, and the operational changes in the eastern two-thirds of the United States could impact the annual cost of operating this program.
The Company ended the second quarter 2008 with $225.1 million of cash, cash equivalents and short-term investments, $658.1 million in stockholders’ equity and no borrowings under its revolving Credit Agreement. Because of the Company’s financial position at June 30, 2008, the Company should continue to be in a position to pursue various initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Consolidated Results

	Three Months Ended June 30
	2008	2007	% Change
	($ thousands, except workdays and per share data)
WORKDAYS	64.0	63.5

OPERATING REVENUES
ABF	$479,522	$448,388
Other revenues and eliminations	18,992	15,315

	$498,514	$463,703	7.5%

OPERATING INCOME (LOSS)
ABF	$25,531	$30,506
Other and eliminations	151	(191)

	$25,682	$30,315	(15.3)%

DILUTED EARNINGS PER SHARE	$0.64	$0.78	(17.9)%

	Six Months Ended June 30
	2008	2007	% Change
	($ thousands, except workdays and per share data)
WORKDAYS	127.5	127.5

OPERATING REVENUES
ABF	$907,269	$861,008
Other revenues and eliminations	38,756	30,508

	$946,025	$891,516	6.1%

OPERATING INCOME
ABF	$38,411	$36,287
Other and eliminations	423	806

	$38,834	$37,093	4.7%

DILUTED EARNINGS PER SHARE	$0.98	$0.97	1.0%

The above changes in consolidated operating revenue, consolidated operating income and diluted earnings per share primarily reflect the operating results of ABF as discussed in the ABF section below.
The comparisons of diluted earnings per share were also impacted by the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
EFFECT ON DILUTED EARNINGS PER SHARE:
(Decrease) increase in cash surrender value of life insurance policies, included in other income(1)	$(0.01)	$0.03	$(0.03)	$0.03
Interest and dividend income, net of taxes(2)	0.04	0.05	0.08	0.09

(1)	The decrease in the cash surrender value of life insurance policies for the three and six months ended June 30, 2008 reflects the overall decline in the equity markets during 2008. Changes in cash surrender value of life insurance policies do not affect income taxes.

(2)	The decrease in interest and dividend income, net of taxes, for the three and six months ended June 30, 2008 reflects a decline in the after-tax return on cash equivalents and short-term investments in 2008 compared to 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

ABF OPERATING EXPENSES AND COSTS
Salaries, wages and benefits	57.1%	59.5%	58.6%	61.7%
Supplies and expenses	20.2	16.2	19.7	16.3
Operating taxes and licenses	2.5	2.7	2.6	2.8
Insurance	1.1	1.2	1.1	1.1
Communications and utilities	0.8	0.8	0.8	0.9
Depreciation and amortization	3.8	4.1	4.1	4.3
Rents and purchased transportation	8.9	8.5	8.6	8.7
Gain on sale of property and equipment	(0.1)	(0.1)	(0.3)	(0.2)
Other	0.4	0.3	0.6	0.2

	94.7%	93.2%	95.8%	95.8%

ABF OPERATING INCOME	5.3%	6.8%	4.2%	4.2%
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended June 30
	2008	2007	% Change

Workdays	64.0	63.5
Billed revenue* per hundredweight, including fuel surcharges	$27.40	$25.84	6.0%
Pounds	1,761,730,259	1,745,252,511	0.9%
Pounds per day	27,527,035	27,484,292	0.2%
Shipments per DSY hour	0.488	0.484	0.8%
Pounds per DSY hour	655.20	624.33	4.9%
Pounds per shipment	1,343	1,289	4.2%
Pounds per mile	19.47	19.06	2.2%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	Six Months Ended June 30
	2008	2007	% Change

Workdays	127.5	127.5
Billed revenue* per hundredweight, including fuel surcharges	$26.88	$25.49	5.5%
Pounds	3,397,991,332	3,401,922,850	(0.1)%
Pounds per day	26,650,912	26,681,748	(0.1)%
Shipments per DSY hour	0.488	0.484	0.8%
Pounds per DSY hour	638.35	613.01	4.1%
Pounds per shipment	1,307	1,265	3.3%
Pounds per mile	19.36	18.84	2.8%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and six months ended June 30, 2008 was $479.5 million and $907.3 million, respectively, compared to $448.4 million and $861.0 million reported for the same periods in 2007. ABF’s revenue per day increased 6.1% and 5.4% for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The revenue increase primarily reflects a 6.0% and 5.5% increase in revenue per hundredweight for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, which was largely attributable to higher fuel surcharges.
Effective February 4, 2008 and March 26, 2007, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.45% and 4.95%, respectively, although the amounts vary by lane and shipment characteristics. The 2008 general rate increase, which is in line with increases announced by other less-than-truckload carriers, was implemented seven weeks earlier than the increase put in place in 2007. For the first six months of 2008, approximately 60% of ABF’s LTL revenue was generated from customers that were not immediately impacted by the general rate increase due to other pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain rate increases is dependent on the competitive pricing environment. ABF also charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com.
ABF’s 6.0% and 5.5% increase in billed revenue per hundredweight for the three and six months ended June 30, 2008 compared to the same periods in 2007 was impacted not only by the general rate increase and fuel surcharge, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for the three and six months ended June 30, 2008 increased 4.2% and 3.3% compared to the same periods in 2007. ABF’s length of haul decreased 2.2% and 2.6% in the three and six months ended June 30, 2008 compared to the same periods in 2007, influenced in part by the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. Increased weight per shipment, combined with a shorter length of haul and a higher mix of truckload-rated shipments, has the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. As fuel prices have increased substantially compared to the prior year, the associated fuel surcharges have influenced ABF’s ability to obtain increases in base freight rates. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional less-than-truckload business declined slightly during the second quarter

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
of 2008. For the three and six months ended June 30, 2008, billed revenue per hundredweight compared to the same period in 2007 reflects a competitive pricing environment.
ABF generated operating income of $25.5 million and $38.4 million for the three and six months ended June 30, 2008 versus $30.5 million and $36.3 million during the same period in 2007.
ABF’s second quarter 2008 operating ratio increased to 94.7% from 93.2% in the second quarter of 2007. For the six months ended June 30, 2008, ABF’s operating ratio of 95.8% was consistent with the same prior year period. ABF’s operating ratio was influenced by changes in operating expenses as discussed in the following paragraphs.
Salaries, wages and benefits expense for the three and six months ended June 30, 2008 decreased 2.4% and 3.1% of revenues, respectively. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels. Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by pounds per DSY hour and pounds per mile. For the three and six months ended June 30, 2008, pounds per DSY hour increased 4.9% and 4.1% and pounds per mile increased 2.2% and 2.8% compared with the prior year period, reflecting improved management of labor costs.
Compared to the same prior year period, the decrease in salaries, wages and benefits as a percent of revenues for the three months ended June 30, 2008 was partially offset by a $3.2 million increase in workers’ compensation costs due to an increase in the severity of existing claims and the associated loss development on those claims. The decrease in salaries, wages and benefits for the six months ended June 30, 2008 included a $1.7 million decrease in workers’ compensation costs primarily related to lower development factors applied to existing claims as compared to the prior year resulting from ABF’s annual first quarter review of historical claims development. Workers’ compensation costs as a percent of revenue during the second quarter of 2008 were consistent with the historical ten-year average, and were below the ten-year historical average for the six months ended June 30, 2008.
The decrease in salaries, wages and benefits described above was offset, in part, by contractual increases under the IBT National Master Freight Agreement. The annual contractual wage increases effective on April 1 of 2008 and 2007 were 2.2% and 2.3%, respectively. On August 1, 2007, health, welfare and pension benefit costs under the agreement increased 6.0%. The contractual increase in health, welfare and pension benefit costs effective on August 1, 2008 is 8.1%.
Supplies and expenses increased 4.0% and 3.4% of revenues for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. This increase primarily reflects significantly higher fuel costs as the average price per gallon of fuel increased 65.2% and 56.7% in the three and six month periods ended June 30, 2008 compared to the same periods in 2007.
Depreciation and amortization decreased 0.3% and 0.2% of revenues for the three and six months ended June 30, 2008 compared to the same periods in 2007. This change primarily reflects lower depreciation on revenue equipment due to the timing of purchases of replacement equipment.
Rents and purchased transportation increased 0.4% of revenues for the three months ended June 30, 2008 compared to the same period in 2007 and decreased slightly for the six months ended June 30, 2008 compared to the same period in 2007. The increase in the second quarter of 2008 reflects the increase in the cost of rail services, largely due to higher fuel surcharges, partially offset by a slight decrease in rail miles in the second quarter 2008 compared to the same period in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Cash and Cash Equivalents and Short-Term Investments
During the first quarter of 2008, the Company transitioned out of its short-term investments in auction rate debt and preferred equity securities and into money market funds, which are classified as cash equivalents. During the second quarter of 2008, the Company purchased $19.2 million of FDIC-insured certificates of deposit, which are classified as short-term investments.
Accounts Receivable
Accounts receivable, less allowances, increased $15.8 million from December 31, 2007 to June 30, 2008, primarily due to an increase in revenue levels in June 2008 compared to December 2007.
Other Long-Term Assets
Other long-term assets decreased $15.2 million from December 31, 2007 to June 30, 2008, primarily due to the sale of assets classified as held for sale and distributions made from the trust of the Company’s Voluntary Savings Plan, a non-qualified deferred compensation program.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, alternative fuel tax credits and, for 2007 only, tax-exempt income.
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
Forward-Looking Statements
Statements contained in the Management’s Discussion and Analysis section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “predict,” “prospect,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, union relations; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company’s subsidiaries; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims; union and nonunion employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; competitive initiatives and pricing pressures; general economic conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Since December 31, 2007, there have been no significant changes in the Company’s market risks, as reported in the Company’s 2007 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
For information related to the Company’s legal proceedings, see Note I, Legal Proceedings and Environmental Matters under Part 1, Item 1, of this quarterly report on Form 10-Q.
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
The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2008, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the six months ended June 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Shareholders was held on April 22, 2008.
The first proposal considered at the Annual Meeting was to elect Robert A. Davidson, William M. Legg and Alan J. Zakon, Ph.D. to serve as directors of the Company. The results of this proposal were as follows:

Directors	Votes For	Votes Withheld
Robert A. Davidson	15,776,758	7,435,164
William M. Legg	14,934,085	8,277,837
Alan J. Zakon, Ph.D.	15,780,797	7,431,125

The second proposal was to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2008. This proposal received 23,144,350 votes for adoption, 51,263 against adoption, 16,309 abstentions and no broker nonvotes.
The third proposal was a nonbinding shareholder proposal to declassify the Board of Directors. This non-binding proposal received 17,340,039 votes for adoption, 3,009,334 against adoption, 315,770 abstentions and 2,546,779 broker nonvotes.
ITEM 5. OTHER INFORMATION.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 6. EXHIBITS.
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.
3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of October 18, 2007 (previously filed as Exhibit 3.2 to the Form 8-K, filed with the Commission on October 24, 2007, Commission File No. 0-19969, and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto). (Previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2	Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3	Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1#	The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.1 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.2#	The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Designates a compensation plan or arrangement for Directors or Executive Officers.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION
(Registrant)

Date: August 5, 2008	/s/ Judy R. McReynolds

Judy R. McReynolds
Senior Vice President – Chief Financial Officer,
Treasurer and Principal Accounting Officer