Form 10-Q
period 2008-09-30
ARKANSAS BEST CORP /DE/
filed 2008-11-05
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $.01 par value	25,286,080 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(Unaudited)
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$157,453	$93,805
Short-term investment securities	73,986	79,373
Accounts receivable, less allowances (2008 – $4,087; 2007 – $3,942)	148,414	141,565
Other accounts receivable, less allowances (2008 – $1,020; 2007 – $774)	7,651	8,963
Prepaid expenses	8,956	11,243
Deferred income taxes	36,602	36,585
Prepaid income taxes	1,952	3,699
Other	8,178	7,184

TOTAL CURRENT ASSETS	443,192	382,417

PROPERTY, PLANT AND EQUIPMENT
Land and structures	234,207	231,169
Revenue equipment	523,880	509,627
Service, office and other equipment	149,483	142,635
Leasehold improvements	21,163	19,794

	928,733	903,225
Less allowances for depreciation and amortization	469,790	437,087

	458,943	466,138

OTHER ASSETS	54,337	70,803

GOODWILL	63,960	63,991

	$1,020,432	$983,349

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	September 30	December 31
	2008	2007
	(Unaudited)
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,113	$15,248
Accounts payable	66,596	60,341
Income taxes payable	3,540	2,414
Accrued expenses	161,876	166,631
Current portion of long-term debt	238	171

TOTAL CURRENT LIABILITIES	245,363	244,805

LONG-TERM DEBT, less current portion	1,498	1,400

PENSION AND POSTRETIREMENT LIABILITIES	48,476	48,859

OTHER LIABILITIES	19,428	25,093

DEFERRED INCOME TAXES	32,186	30,806

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2008: 26,696,446 shares; 2007: 26,549,038 shares	267	265
Additional paid-in capital	266,892	258,878
Retained earnings	486,181	457,536
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(22,089)	(26,523)

TOTAL STOCKHOLDERS’ EQUITY	673,481	632,386

	$1,020,432	$983,349

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(Unaudited)
	($ thousands, except share and per share data)
OPERATING REVENUES	$495,815	$486,039	$1,441,840	$1,377,555

OPERATING EXPENSES AND COSTS	470,323	457,853	1,377,514	1,312,275

OPERATING INCOME	25,492	28,186	64,326	65,280

OTHER INCOME (EXPENSE)
Interest and dividend income	1,492	1,477	4,759	4,023
Interest expense and other related financing costs	(206)	(290)	(881)	(885)
Other, net	(681)	601	(1,174)	1,575

	605	1,788	2,704	4,713

INCOME BEFORE INCOME TAXES	26,097	29,974	67,030	69,993

FEDERAL AND STATE INCOME TAXES
Current provision	8,469	12,318	28,709	26,491
Deferred provision (benefit)	2,186	(1,260)	(1,821)	166

	10,655	11,058	26,888	26,657

NET INCOME	$15,442	$18,916	$40,142	$43,336

EARNINGS PER SHARE
Basic	$0.62	$0.76	$1.61	$1.75
Diluted	0.61	0.75	1.59	1.72

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,013,314	24,820,079	24,956,205	24,806,290
Diluted	25,382,786	25,137,398	25,275,024	25,137,140

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)
Balances at January 1, 2008	26,549	$265	$258,878	$457,536	1,678	$(57,770)	$(26,523)	$632,386
Net income				40,142				40,142
Change in foreign currency translation, net of tax of $77							(123)	(123)
Amortization of unrecognized net periodic benefit costs, net of tax of $1,600:
Net actuarial loss							2,174	2,174
Prior service costs							304	304
Net transition obligation							35	35
Pension settlement expense, net of tax of $599							941	941
Unrecognized net actuarial gain, net of tax of $702							1,103	1,103

Total comprehensive income (1)								44,576

Issuance of common stock under share-based compensation plans	147	2	2,904					2,906
Tax effect of share-based compensation plans and other			587					587
Share-based compensation expense			4,523					4,523
Dividends paid on common stock				(11,497)				(11,497)

Balances at September 30, 2008	26,696	$267	$266,892	$486,181	1,678	$(57,770)	$(22,089)	$673,481

(1)	Total comprehensive income for the three months ended September 30, 2008 was $17.8 million. Total comprehensive income for the three and nine months ended September 30, 2007 was $20.8 million and $48.1 million, respectively.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2008	2007
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income	$40,142	$43,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,469	57,769
Other amortization	220	188
Pension settlement expense	1,540	1,336
Share-based compensation expense	4,523	3,526
Provision for losses on accounts receivable	1,210	1,064
Deferred income tax (benefit) provision	(1,821)	166
Gain on sales of assets	(2,994)	(2,745)
Excess tax benefits from share-based compensation	(657)	(683)
Changes in operating assets and liabilities:
Receivables	(6,842)	(18,984)
Prepaid expenses	2,287	2,727
Other assets	5,914	(1,420)
Accounts payable, taxes payable, accrued expenses and other liabilities (1)	2,764	6,691

NET CASH PROVIDED BY OPERATING ACTIVITIES	103,755	92,971

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases (1)	(45,425)	(76,327)
Proceeds from asset sales	14,984	7,404
Purchases of short-term investment securities	(80,386)	(230,695)
Proceeds from sales of short-term investment securities	85,004	224,650
Capitalization of internally developed software and other	(4,040)	(3,382)

NET CASH USED BY INVESTING ACTIVITIES	(29,863)	(78,350)

FINANCING ACTIVITIES
Payments on long-term debt	(175)	(1,273)
Net change in bank overdraft	(2,135)	1,446
Payment of common stock dividends	(11,497)	(11,360)
Purchases of treasury stock	—	(4,945)
Excess tax benefits from share-based compensation	657	683
Deferred financing costs	—	(800)
Proceeds from the exercise of stock options and other	2,906	2,685

NET CASH USED BY FINANCING ACTIVITIES	(10,244)	(13,564)

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,648	1,057
Cash and cash equivalents at beginning of period	93,805	5,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,453	$6,066

(1)	Does not include $3.1 million and $3.7 million of equipment which was received but not yet paid for at September 30, 2008 and 2007, respectively.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation operations. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”).
Approximately 76% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2007 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and consequently revenues and operating results. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter generally has the lowest, although other factors including the state of the U.S. and global economies may influence quarterly tonnage levels. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
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
Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation. The statements of income for the three and nine months ended September 30, 2007 include reclassifications to report revenue and purchased transportation expense on a gross basis for certain shipments involving third-party interline carriers and certain brokerage transactions where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor to provide services to the customer. The amounts reclassified were $6.2 million and $16.9 million for the three and nine months ended September 30, 2007, respectively. There was no impact on ABF’s operating income and only a minor impact on ABF’s operating ratio as a result of this reclassification.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C — SHORT-TERM INVESTMENTS
The following is a summary of short-term investments:

	September 30	December 31
	2008	2007
	($ thousands)
Certificates of deposit, at cost plus accrued interest	$73,986	$—
Auction rate debt securities consisting of U.S. state and local municipal securities, at fair value	—	74,373
Preferred equity securities, at fair value	—	5,000

Total	$73,986	$79,373

As of September 30, 2008, short-term investments consist of FDIC-insured certificates of deposit with maturities ranging from ninety-one days to one year.
NOTE D — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share:
Net income	$15,442	$18,916	$40,142	$43,336

Denominator:
Denominator for basic earnings per share - weighted-average shares	25,013,314	24,820,079	24,956,205	24,806,290
Effect of dilutive securities:
Restricted stock awards and stock options	369,472	317,319	318,819	330,850

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	25,382,786	25,137,398	25,275,024	25,137,140

NET INCOME PER SHARE

Basic	$0.62	$0.76	$1.61	$1.75

Diluted	$0.61	$0.75	$1.59	$1.72

For the nine months ended September 30, 2008, outstanding stock awards of 173,424 were antidilutive and not included in the net income per diluted share calculations. For the three months ended September 30, 2008 and the three and nine months ended September 30, 2007, no outstanding stock awards were antidilutive.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E — STOCKHOLDERS’ EQUITY
Dividends on Common Stock
On October 21, 2008, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of November 4, 2008.
The following table is a summary of dividends declared during the applicable quarter:

	2008		2007
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter	$0.15	$3,803	$0.15	$3,780
Second quarter	$0.15	$3,846	$0.15	$3,790
Third quarter	$0.15	$3,848	$0.15	$3,790
Fourth quarter	$0.15	$3,847	$0.15	$3,805
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	September 30	December 31
	2008	2007
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(622)	$(422)
Unrecognized net periodic benefit costs	(35,530)	(42,988)

Total	$(36,152)	$(43,410)

After-tax amounts:
Foreign currency translation	$(380)	$(257)
Unrecognized net periodic benefit costs	(21,709)	(26,266)

Total	$(22,089)	$(26,523)

The unrecognized net periodic benefit costs as of September 30, 2008 are presented in accordance with Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”), and do not reflect changes in nonunion pension plan assets associated with financial market declines since December 31, 2007 (see Note G).
NOTE F — SHARE-BASED COMPENSATION
As of September 30, 2008, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. As of September 30, 2008, the Company had not elected to treat any exercised options as Employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
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
The following table summarizes the Company’s share-based compensation expense, which has been recognized in the accompanying consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	($ thousands, except per share data)
Share-based compensation expense (pre-tax):
Restricted stock and restricted stock units	$1,377	$1,087	$4,099	$2,767
Stock options	140	249	424	759

	$1,517	$1,336	$4,523	$3,526

Share-based compensation expense (net of tax):
Restricted stock and restricted stock units	$838	$661	$2,491	$1,682
Stock options	122	204	371	621

	$960	$865	$2,862	$2,303

Share-based compensation expense (net of tax) per diluted share:
Restricted stock and restricted stock units	$0.03	$0.02	$0.09	$0.07
Stock options	—	0.01	0.02	0.02

	$0.03	$0.03	$0.11	$0.09

Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2008	491,560	$37.35
Granted	183,380	39.48
Vested	(23,783)	36.20
Forfeited	(18,552)	37.65

Outstanding — September 30, 2008	632,605	$38.00

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2008	722,784	$25.24
Granted	—	—
Exercised	(138,040)	22.34
Forfeited	(3,180)	29.10

Outstanding — September 30, 2008	581,564	$25.90	3.7	$4,529

Options outstanding at September 30, 2008 which are vested or expected to vest	579,447	$25.89	3.7	$4,519

Exercisable — September 30, 2008	534,529	$25.62	3.6	$4,313

(1)	Intrinsic value represents the fair value of the Company’s Common Stock on September 30, 2008, less the weighted-average exercise price of the stock options, multiplied by the number of shares under option.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)
Service cost	$2,294	$2,499	$145	$191	$44	$46
Interest cost	2,934	2,757	259	308	292	285
Expected return on plan assets	(3,429)	(3,511)	—	—	—	—
Transition (asset) obligation recognition	—	—	(15)	(29)	33	34
Amortization of prior service (credit) cost	(225)	(224)	390	390	—	—
Pension settlement expense	—	—	447	87	—	—
Recognized net actuarial loss and other	819	1,038	174	335	165	259

Net periodic benefit cost	$2,393	$2,559	$1,400	$1,282	$534	$624

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)
Service cost	$6,884	$7,497	$450	$607	$130	$138
Interest cost	8,800	8,272	802	953	876	855
Expected return on plan assets	(10,289)	(10,533)	—	—	—	—
Transition (asset) obligation recognition	—	—	(43)	(87)	101	101
Amortization of prior service (credit) cost	(673)	(672)	1,170	1,170	—	—
Pension settlement expense	—	—	1,540	1,336	—	—
Recognized net actuarial loss and other	2,455	3,115	610	1,113	493	776

Net periodic benefit cost	$7,177	$7,679	$4,529	$5,092	$1,600	$1,870

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
In determining the funded status of the nonunion pension plan at September 30, 2008, the Company used an expected return on plan assets of 7.6%, which was established considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. Considering the decline in the overall equity markets during 2008, the expected return on plan assets may not be achieved in the near term. Therefore, the pension liability recorded as of September 30, 2008, which is presented in accordance with FAS 158, does not represent the actual funded status of the plan as of that date.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The annual remeasurement of the plan will occur as of December 31, 2008. In accordance with FAS 158, the impact on the pension liability as a result of the difference between the expected and actual return on plan assets will be recognized as an actuarial loss at year-end in other comprehensive income, net of taxes. The Company amortizes actuarial losses of the nonunion pension plan over the average remaining service period of the plan participants, which approximates 10 years. Higher future amortization of actuarial losses, which could result from lower returns on plan assets in 2008, as well as changes in the expected future returns on plan assets may result in an increase in annual pension expense for 2009. Based upon current information, the Company is evaluating making additional contributions by December 31, 2008 of up to $20.0 million, which would not exceed the maximum tax-deductible contributions.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to certain executive officers of the Company. The Company is required to record pension settlement expense when cash payouts exceed annual service and interest costs of the related plan.
The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	($ thousands, except per share data)
Obligations settled	$2,423	$319	$6,218	$4,028
Pension settlement expense, pre-tax	$447	$87	$1,540	$1,336
Pension settlement expense per share, net of taxes	$0.01	$—	$0.04	$0.03
The Company does not anticipate settling additional pension obligations or recording additional pension settlement expense during the remainder of 2008. During the last three months of 2007, the Company recorded pension settlement expense of $0.4 million on a pre-tax basis, or $0.01 per diluted share, net of taxes.
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
In 2006, the Pension Protection Act (the “Act”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The Act also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funding levels.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
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
Approximately 50% of ABF’s multiemployer pension contributions are made to the Central States Southeast and Southwest Area Pension Fund (“Central States Pension Fund”). The Company understands that the funded percentage of the Central States Pension Fund was 70% to 75% as of December 31, 2007, but that the funding percentage has likely decreased during the first nine months of 2008 due to declines in the overall equity markets. In March 2008, the Central States Pension Fund reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which, as a result of the Act, placed the Central States Pension Fund in “critical status.”
The Company anticipates that a number of other plans in which ABF participates will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funding status as required by the Act. Based upon information currently available to it, the Company believes that the contribution rates under the new collective bargaining agreement will comply with any rehabilitation plan that may be adopted for the majority of other multiemployer pension plans in which ABF participates. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the Act for underfunded plans, the plan’s trustees would have the ability to take a wide range of actions which may include requesting an extension of the amortization period from the IRS, obtaining changes to or waivers of the requirements used by the plan to calculate funding levels or modifying pension benefits to a level where the requirements are met. If the trustees are unable to resolve a future funding deficiency through a rehabilitation or funding improvement plan, the Act could impose additional contribution requirements on ABF in the form of a surcharge of an additional 5% to 10%. However, under ABF’s five-year collective bargaining agreement that became effective April 1, 2008, any surcharges required by the Act will be included in the contractual contribution rate and should not increase ABF’s overall contribution obligation.
The underfunded status of many plans in which ABF participates occurred over many years, and management believes that an improved funded status will also take time to be achieved. The Company believes that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans utilizing a combination of several possible initiatives as they have done in the past, although the Company cannot make any assurances in this regard. While increasing employer contributions is one potential remedy to address the underfunded status, it is the Company’s understanding that ABF’s annual contribution increases are limited to negotiated contribution rates through March 2013 as provided in the current collective bargaining agreement, which also complies with the Central States Pension Fund’s rehabilitation plan. Other alternatives that may be pursued by the trustees of underfunded plans include reducing or eliminating certain “adjustable benefits” of the plan or redesigning the plan structure. Furthermore, legislative changes or action taken by governmental agencies could provide relief. Based upon publically reported events, in September 2008, the IBT requested that Congress make a number of legislative changes including a request to allow pension plans more time to make up funding shortfalls caused by recent investment losses.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	($ thousands)
OPERATING REVENUES
ABF	$476,323	$468,416	$1,383,592	$1,329,424
Other revenues and eliminations	19,492	17,623	58,248	48,131

	$495,815	$486,039	$1,441,840	$1,377,555

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$271,138	$277,539	$802,652	$809,203
Supplies and expenses	94,023	75,444	272,911	215,955
Operating taxes and licenses	11,880	12,328	35,779	36,048
Insurance	5,652	6,746	15,899	16,412
Communications and utilities	3,689	3,936	11,381	11,574
Depreciation and amortization	18,302	18,744	55,319	55,430
Rents and purchased transportation	45,759	44,045	124,227	118,567
Gain on sale of property and equipment	(671)	(941)	(2,997)	(2,741)
Other	1,375	2,118	4,835	4,232

Total ABF operating expenses and costs	451,147	439,959	1,320,006	1,264,680

Other expenses and eliminations	19,176	17,894	57,508	47,595

	$470,323	$457,853	$1,377,514	$1,312,275

OPERATING INCOME (LOSS)
ABF	$25,176	$28,457	$63,586	$64,744
Other income and eliminations	316	(271)	740	536

	$25,492	$28,186	$64,326	$65,280

OTHER INCOME (EXPENSE)
Interest and dividend income	$1,492	$1,477	$4,759	$4,023
Interest expense and other related financing costs	(206)	(290)	(881)	(885)
Other, net	(681)	601	(1,174)	1,575

	$605	$1,788	$2,704	$4,713

INCOME BEFORE INCOME TAXES	$26,097	$29,974	$67,030	$69,993

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit in the United States District Court for the Southern District of California against the Company and eleven other companies engaged in the LTL trucking business. This lawsuit alleges that the carriers violated U.S. antitrust laws regarding fuel surcharges and seeks unspecified treble damages allegedly sustained by class members, along with injunctive relief, attorney’s fees and costs of litigation. After the original suit was filed, other plaintiffs filed similar cases in various courts across the country. On December 20, 2007, the United States Judicial Panel on Multidistrict Litigation entered an order centralizing and transferring the pending lawsuits for pretrial proceedings to the United States District Court for the Northern District of Georgia as requested by the defendants, including the Company. The defendants have asked the Court to dismiss the case. The motion to dismiss has been fully briefed by the parties and is under consideration by the Court. The Company believes that the motion to dismiss rests on strong legal grounds but it cannot predict how the Court will rule or when the Court might issue its decision. This class action litigation is in a preliminary stage and the Company cannot predict its outcome, as the litigation process is inherently uncertain. If an adverse outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously.
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
At September 30, 2008 and December 31, 2007, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
NOTE J — FAIR VALUE MEASUREMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
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
On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 in cases where a market is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an effect on the Company’s consolidated financial statements or disclosures at September 30, 2008.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following table presents, for each of the fair value hierarchy levels, the Company’s assets and liabilities at September 30, 2008 that are measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Assets
Money market funds (U.S. treasury and other government securities) (1)	$149,127	$149,127	$—	$—
Available for sale security (2)	719	—	719	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan (3)	9,179	9,179	—	—

Total assets measured at fair value on a recurring basis	$159,025	$158,306	$719	$—

Liabilities
Nonqualified deferred compensation plan liabilities (4)	$9,179	$9,179	$—	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)	Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet.

(3)	Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Voluntary Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other long-term assets in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments, which consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm.

(4)	Represents liabilities to participants under the Company’s Voluntary Savings Plan. These liabilities are included in other long-term liabilities in the consolidated balance sheet. The fair value of nonqualified deferred compensation plan liabilities equals the fair value of assets held in trust for the plan, as such assets are intended to satisfy the plan liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
General
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”).
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
Critical Accounting Policies
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the nine months ended September 30, 2008.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis effective January 1, 2008 (see Note J to the Company’s accompanying consolidated financial statements). The partial adoption of FAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements. The Company does not expect the application of FAS 157 to its nonfinancial assets and nonfinancial liabilities to have a material effect on its consolidated financial statements when that portion of the statement becomes effective for the Company beginning January 1, 2009.
On October 10, 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), which clarifies the application of FAS 157 in cases where a market is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have an effect on the Company’s consolidated financial statements or disclosures at September 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations and borrowing capacity under its revolving Credit Agreement.
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments are as follows:

	September 30	December 31
	2008	2007
	($thousands)
Cash and cash equivalents, primarily money market funds (U.S. treasury and other government securities)	$157,453	$93,805
Short-term investments:
Certificates of deposit	73,986	—
Auction rate debt and preferred equity securities	—	79,373

Total	$231,439	$173,178

During the first quarter of 2008, the Company transitioned out of its short-term investments in auction rate debt and preferred equity securities, resulting in the sale of $78.6 million of short-term investments with no realized gains or losses. As of September 30, 2008, short-term investments consist of FDIC-insured certificates of deposit with maturities ranging from ninety-one days to one year.
During the nine months ended September 30, 2008, cash provided from operations of $103.8 million and proceeds from asset sales of $15.0 million were used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $45.4 million and pay dividends on Common Stock of $11.5 million.
During the nine months ended September 30, 2007, cash provided from operations of $93.0 million and proceeds from asset sales of $7.4 million were primarily used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $76.3 million, make payments on long-term debt of $1.3 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $11.4 million.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). Borrowing capacity under the revolving Credit Agreement is presented below:

	September 30	December 31
	2008	2007
	($thousands)
Revolving credit limit	$325,000	$325,000
Outstanding revolver advances	—	—
Letters of credit	(51,803)	(53,557)

Borrowing capacity	$273,197	$271,443

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
Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. The Company has a senior unsecured debt rating of BBB+ with a stable outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount. The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of September 30, 2008, the Company was in compliance with the covenants.
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of September 30, 2008:

	Payments Due by Period
	($thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligations, including interest	$2,209	$335	$503	$479	$892
Operating lease obligations (1)	42,553	12,514	16,857	8,478	4,704
Purchase obligations (2)	10,899	10,899
Voluntary savings plan distributions (3)	1,041	1,041
Postretirement health distributions (4)	725	725
Deferred salary distributions (5)	1,148	1,148
Supplemental pension distributions (6)	—	—

Total	$58,575	$26,662	$17,360	$8,957	$5,596

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2008, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $41.3 million for terminal facilities and $1.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.9 million related to Clipper, a former subsidiary of the Company.

(2)	Purchase obligations relating to revenue equipment, other equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2008 annual net capital expenditure plan, which is estimated to be approximately $45 million to $55 million. Due to the freight environment and timing of certain real estate opportunities, this revised expenditure plan is lower than the $60 million to $70 million range estimated at the beginning of the year.

(3)	Represents elective distributions anticipated within the next twelve months under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued

(4)	Represents distributions projected over the next twelve months related to postretirement health benefits. Future distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year are not presented. Postretirement health plan liabilities accrued in the accompanying consolidated balance sheet totaled $19.9 million as of September 30, 2008.

(5)	Represents deferred salary agreement distributions projected over the next twelve months. Future distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Deferred salary liabilities accrued in the accompanying consolidated balance sheet totaled $8.8 million as of September 30, 2008.

(6)	The Company does not anticipate any distributions within the next twelve months under the unfunded supplemental pension benefit plan. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $17.4 million as of September 30, 2008.
The Company does not have required minimum contributions to its qualified nonunion pension plan in 2008, but made a voluntary tax-deductible contribution of $5.0 million in April 2008. The Pension Protection Act of 2006 did not have a material impact on the future required contributions to the Company’s nonunion defined benefit pension plan as of the last actuarial valuation on January 1, 2008. Based upon current information, the Company is evaluating making additional contributions by December 31, 2008 of up to $20.0 million, which would not exceed the maximum tax-deductible contributions (see Note G to the Company’s consolidated financial statements).
ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements).
Other Liquidity Information: Management believes cash generated by operations, cash and cash equivalents, short-term investments, and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been significantly impacted by the current credit environment, and due, in part, to the Credit Agreement maturing in May 2012, management does not expect that liquidity will be materially impacted in the near future.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Financial Instruments: The Company has not historically entered into financial instruments for speculative purposes, nor has the Company historically engaged in hedging fuel prices. No such instruments were outstanding during the nine months ended September 30, 2008 or in 2007.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $42.6 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with affiliated special-purpose entities, variable interest entities or financial partnerships.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Results of Operations
Executive Overview
Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier transportation operations. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”). ABF represented 96% of the Company’s consolidated revenues for the nine months ended September 30, 2008.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2007 Annual Report on Form 10-K. The instability in the global financial and credit markets combined with its influence on business and consumer confidence levels has contributed to an unfavorable economic environment. A prolonged economic downturn could adversely impact our customers’ access to adequate financial resources and, consequently, the levels of business activities in the industries in which we operate. This could have a corresponding adverse effect on ABF’s tonnage levels and potentially limit ABF’s ability to secure adequate pricing for its services. ABF is generally effective in managing its costs to business levels. However, further declines in tonnage levels could impact ABF’s ability to correspondingly adjust its cost structure throughout the ABF system and have a significant adverse effect on its operating results.
During the three and nine months ended September 30, 2008, ABF’s revenues increased 0.1% and 3.5%, respectively, on a per-day basis compared to the same periods in 2007. The revenue improvement primarily reflects an increase in revenue per hundredweight influenced by higher fuel surcharge, partially offset by decreases in tonnage levels. Tonnage per day for the three and nine months ended September 30, 2008 decreased by 5.1% and 1.8%, respectively, compared to the same periods in 2007.
ABF’s third quarter 2008 operating ratio increased to 94.7% from 93.9% in the third quarter of 2007. During the nine months ended September 30, 2008, ABF’s operating ratio increased slightly to 95.4% from 95.1% in the same period of 2007. The ABF operating ratio is more fully discussed below in the ABF section of Management’s Discussion and Analysis.
ABF has experienced significant fluctuations in year-over-year tonnage levels in recent years. Through the first nine months of 2007, tonnage per day declined 6.2% below the same period in 2006. Although business levels remained depressed, year-over-year tonnage levels stabilized somewhat from the third quarter 2007 through the first half of 2008. However, ABF’s year-over-year monthly tonnage levels declined at an increasing rate each month of third quarter 2008, resulting in a 5.1% decrease in total third quarter tonnage per day. ABF’s management believes that recent tonnage trends are representative of the weakening domestic and global economies due, in part, to turmoil in the financial markets and the related effects on industrial production and the residential and commercial construction and retail sectors. For the month of October 2008, average daily total tonnage for ABF declined approximately 7% compared to the same period last year. There can be no assurances that ABF will not experience further declines in tonnage levels due to a number of factors including, but not limited to, continued weakness in general economic trends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
The industry pricing environment is another key to ABF’s operating performance. The pricing environment influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. For many years, consistent freight profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of changes in freight profile characteristics which is necessary to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of billed revenue per hundredweight. The pricing environment generally becomes more competitive during periods of lower tonnage levels. During the three and nine months ended September 30, 2008, the pricing environment was competitive. Total billed revenue per hundredweight increased 5.8% and 5.6%, respectively, during the three and nine months ended September 30, 2008 versus the same periods in 2007 primarily due to fuel surcharges resulting from higher fuel-related costs. ABF also experienced freight profile changes during the nine months ended September 30, 2008 that impacted the reported billed revenue per hundredweight, as further discussed in the ABF section. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business improved slightly in the third quarter of 2008. Prolonged periods with insufficient price improvement would result in operating ratio deterioration as elements of unit cost, including contractual wage rates, increase throughout ABF’s system. Management expects the pricing environment in 2008 to remain competitive, although there can be no assurances in this regard.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. ABF experienced significantly higher fuel prices in the first nine months of 2008 compared to the same period in 2007, and as a result, ABF’s cost increases in fuel and other energy-related areas outpaced increases in revenue, including fuel surcharge, which negatively impacted margins. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Through the first nine months of 2008, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers, although certain nonstandard arrangements have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. Beginning in the middle of July 2008, fuel prices began to decline and as of late-October, the fuel surcharge was approximately 15 revenue percentage points below the third quarter peak reached in July 2008. As fuel prices decline, lower fuel surcharge levels may over time improve ABF’s ability to increase other elements of margin although there can be no assurances in this regard. However, as mentioned above, pricing on ABF’s base LTL business improved only slightly over the prior year third quarter, due to the competitive environment during the recent periods of lower tonnage levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments. ABF’s ability to effectively manage labor costs, which amounted to approximately 58% of ABF’s revenues for the nine months ended September 30, 2008, has a direct impact on its operating performance. ABF is generally effective in managing its labor costs to business levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF’s average length of haul has been declining in recent quarters, primarily reflecting the enhanced regional service offering, and, as a result, total pounds per mile has become a less relevant measure of the effectiveness of ABF’s operations and labor costs. Labor costs include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the accompanying consolidated financial statements).
In addition to the traditional long-haul operating model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. ABF’s regional network covers the eastern two-thirds of the United States. Further operational changes, which were implemented in August 2008 and marketed beginning in late September 2008, reduced transit times in the regional network and in certain of ABF’s long-haul lanes. These changes are facilitated by ABF’s new labor contract, which became effective April 1, 2008. Anticipated expansion of the regional network to the Western region of the United States, which may be implemented in 2009, and the operational changes implemented during the third quarter 2008 in the eastern two-thirds of the United States will increase the annual cost of operating this program and, depending on revenue levels, may impact ABF’s operating ratio.
The Company ended the third quarter 2008 with $231.4 million of cash, cash equivalents and short-term investments, $673.5 million in stockholders’ equity and no borrowings under its revolving Credit Agreement. Because of the Company’s financial position at September 30, 2008, the Company should continue to be in a position to pursue various initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Consolidated Results

	Three Months Ended September 30
	2008	2007	% Change
	($ thousands, except workdays and per share data)
WORKDAYS	64.0	63.0

OPERATING REVENUES
ABF	$476,323	$468,416
Other revenues and eliminations	19,492	17,623

	$495,815	$486,039	2.0%

OPERATING INCOME (LOSS)
ABF	$25,176	$28,457
Other and eliminations	316	(271)

	$25,492	$28,186	(9.6)%

DILUTED EARNINGS PER SHARE	$0.61	$0.75	(18.7)%

	Nine Months Ended September 30
	2008	2007	% Change

	($ thousands, except workdays and per share data)
WORKDAYS	191.5	190.5

OPERATING REVENUES
ABF	$1,383,592	$1,329,424
Other revenues and eliminations	58,248	48,131

	$1,441,840	$1,377,555	4.7%

OPERATING INCOME
ABF	$63,586	$64,744
Other and eliminations	740	536

	$64,326	$65,280	(1.5)%

DILUTED EARNINGS PER SHARE	$1.59	$1.72	(7.6)%

The above changes in consolidated operating revenue and consolidated operating income primarily reflect the operating results of ABF as discussed in the ABF section below.
The above comparisons of diluted earnings per share were impacted by the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
EFFECT ON DILUTED EARNINGS PER SHARE:
(Decrease) increase in cash surrender value of life insurance policies, included in other income(1)	$(0.03)	$0.04	$(0.06)	$0.07
Interest and dividend income, net of taxes(2)	0.04	0.05	0.12	0.15
Alternative fuels tax credit(3)	0.01	0.03	0.03	0.03

(1)	The decrease in the cash surrender value of life insurance policies for the three and nine months ended September 30, 2008 reflects the overall decline in the financial markets during 2008. Changes in cash surrender value of life insurance policies do not affect income tax expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued

(2)	The decrease in interest and dividend income, net of taxes, for the three and nine months ended September 30, 2008 reflects a decline in the after-tax return on cash equivalents and short-term investments in 2008 compared to 2007.

(3)	The alternative fuels tax credit associated with propane usage during the first nine months of 2007 was recorded for the first time in third quarter 2007 following the certification process. The third quarter 2008 reflects the related tax credit for the three months ended September 30, 2008.
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	56.9%	59.3%	58.0%	60.9%
Supplies and expenses	19.7	16.1	19.7	16.2
Operating taxes and licenses	2.5	2.6	2.6	2.7
Insurance	1.2	1.4	1.1	1.2
Communications and utilities	0.8	0.8	0.8	0.9
Depreciation and amortization	3.8	4.0	4.0	4.2
Rents and purchased transportation	9.6	9.4	9.0	8.9
Gain on sale of property and equipment	(0.1)	(0.2)	(0.2)	(0.2)
Other	0.3	0.5	0.4	0.3

	94.7%	93.9%	95.4%	95.1%

ABF OPERATING INCOME	5.3%	6.1%	4.6%	4.9%
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2008	2007	% Change
Workdays	64.0	63.0
Billed revenue* per hundredweight, including fuel surcharges	$27.75	$26.22	5.8%
Pounds	1,708,073,753	1,771,179,959	(3.6)%
Pounds per day	26,688,652	28,113,968	(5.1)%
Shipments per DSY hour	0.481	0.478	0.6%
Pounds per DSY hour	639.07	614.16	4.1%
Pounds per shipment	1,328	1,284	3.4%
Pounds per mile	18.56	17.99	3.2%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued

	Nine Months Ended September 30
	2008	2007	% Change
Workdays	191.5	190.5
Billed revenue* per hundredweight, including fuel surcharges	$27.17	$25.74	5.6%
Pounds	5,106,065,085	5,173,102,809	(1.3)%
Pounds per day	26,663,525	27,155,395	(1.8)%
Shipments per DSY hour	0.486	0.482	0.8%
Pounds per DSY hour	638.59	613.40	4.1%
Pounds per shipment	1,314	1,272	3.3%
Pounds per mile	19.09	18.54	3.0%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and nine months ended September 30, 2008 was $476.3 million and $1,383.6 million, respectively, compared to $468.4 million and $1,329.4 million reported for the same periods in 2007. ABF’s revenue per day increased 0.1% and 3.5% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The revenue increase primarily reflects a 5.8% and 5.6% increase in billed revenue per hundredweight for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, which was largely attributable to higher fuel surcharges. The increase in billed revenue per hundredweight was partially offset by tonnage declines in the three and nine months ended September 30, 2008 of 5.1% and 1.8%, respectively, on a per-day basis compared to the same periods in 2007.
Effective February 4, 2008 and March 26, 2007, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.45% and 4.95%, respectively, although the amounts vary by lane and shipment characteristics. The 2008 general rate increase, which is in line with increases announced by other LTL carriers, was implemented seven weeks earlier than the increase put in place in 2007. For the first nine months of 2008, approximately 60% of ABF’s LTL revenue was generated from customers that were not immediately impacted by the general rate increase due to other pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain rate increases is dependent on the competitive pricing environment. ABF also charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com.
ABF’s 5.8% and 5.6% increase in billed revenue per hundredweight for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was impacted not only by the general rate increase and fuel surcharge, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for the three and nine months ended September 30, 2008 increased 3.4% and 3.3% compared to the same periods in 2007. ABF’s length of haul decreased 3.1% and 2.8% in the three and nine months ended September 30, 2008 compared to the same periods in 2007, influenced in part by the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. Increased weight per shipment, combined with a shorter length of haul and a higher mix of truckload-rated shipments, has the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. As fuel prices have increased substantially compared to the prior year, the associated fuel surcharges have

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
influenced ABF’s ability to obtain increases in base freight rates. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional LTL business improved slightly during the third quarter of 2008 compared to the prior year period. Fuel prices and the associated fuel surcharge have significantly declined since the middle of July 2008. ABF’s ability to improve its operating ratio during periods of rapidly declining fuel surcharge levels is dependent on securing price increases to cover contractual wage rates and other increases in cost elements. For the three and nine months ended September 30, 2008, billed revenue per hundredweight compared to the same periods in 2007 reflects a competitive pricing environment.
ABF generated operating income of $25.2 million and $63.6 million for the three and nine months ended September 30, 2008 versus $28.5 million and $64.7 million during the same periods in 2007.
ABF’s third quarter 2008 operating ratio increased to 94.7% from 93.9% in the third quarter of 2007. During the nine months ended September 30, 2008, ABF’s operating ratio increased slightly to 95.4% from 95.1% in the same period in 2007. ABF’s operating ratio was influenced by changes in operating expenses as discussed in the following paragraphs.
Salaries, wages and benefits expense for the three and nine months ended September 30, 2008 decreased 2.4% and 2.9% of revenues, respectively. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by pounds per DSY hour and pounds per mile. For the three and nine months ended September 30, 2008, pounds per DSY hour increased 4.1% and pounds per mile increased 3.2% and 3.0%, respectively, compared with the prior year periods, primarily reflecting improved management of labor costs.
Compared to the same prior year period, the decrease in salaries, wages and benefits as a percent of revenues for the three and nine months ended September 30, 2008 was impacted by a $5.6 million and $7.3 million reduction in workers’ compensation costs primarily reflecting a decline in the frequency and severity of existing claims and the associated loss development on those claims. The change in workers’ compensation expense from the nine months ended September 30, 2008 versus the comparable prior year period was also influenced by lower development factors applied to existing claims resulting from ABF’s annual first quarter review of historical claims development. Workers’ compensation costs as a percent of revenue for the three and nine months ended September 30, 2008 were below ABF’s ten-year historical average.
The decrease in salaries, wages and benefits described above was offset, in part, by contractual increases under the IBT National Freight Industry Standards Agreement. The annual contractual wage increases effective on April 1 of 2008 and 2007 were 2.2% and 2.3%, respectively. On August 1, 2007, health, welfare and pension benefit costs under the agreement increased 6.0%. The contractual increase in health, welfare and pension benefit costs effective on August 1, 2008 was 8.1%.
Supplies and expenses increased 3.6% and 3.5% of revenues for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. This increase primarily reflects significantly higher fuel costs as the average price per gallon of fuel increased 56.7% and 57.1% in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.
Insurance costs decreased 0.2% of revenues for the three months ended September 30, 2008 and declined slightly as a percent of revenues for the nine months ended September 30, 2008 versus the comparable prior year periods. The favorable change in insurance expense is primarily the result of a decrease in cargo loss and damage claims, reflecting ABF’s attention to careful cargo handling as measured by an improved cargo claim ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Depreciation and amortization decreased 0.2% of revenues for the three and nine months ended September 30, 2008 compared to the same periods in 2007. This change primarily reflects lower depreciation on revenue equipment due to the timing of purchases of replacement equipment, combined with a modest reduction in fleet size associated with the lower tonnage levels.
Rents and purchased transportation increased 0.2% of revenues for the three months ended September 30, 2008 and increased slightly as a percent of revenues for the nine months ended September 30, 2008 versus the comparable prior year periods. The increase in third quarter 2008 reflects the increase in the cost of rail services, largely due to higher fuel surcharges, partially offset by a decline in rail utilization to 11.8% of total miles in third quarter 2008 from 13.6% of total miles in third quarter 2007.
Accounts Receivable
Accounts receivable, less allowances, increased $6.8 million from December 31, 2007 to September 30, 2008, primarily due to an increase in revenue levels in September 2008 compared to December 2007.
Other Long-Term Assets
Other long-term assets decreased $16.5 million from December 31, 2007 to September 30, 2008, primarily due to the sale of assets classified as held for sale and distributions made from the trust of the Company’s Voluntary Savings Plan, a non-qualified deferred compensation program.
Accounts Payable
Accounts payable increased $6.3 million from December 31, 2007 to September 30, 2008, primarily due to accruals for revenue equipment received but not yet paid for as of September 30, 2008.
Other Long-Term Liabilities
Other long-term liabilities decreased $5.7 million from December 31, 2007 to September 30, 2008, primarily due to distributions from the Voluntary Savings Plan, a nonqualified deferred compensation plan.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, alternative fuel tax credits and, for 2007 only, tax-exempt income.
Seasonality
ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The third calendar quarter of each year usually has the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly tonnage levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS — continued
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as inflationary increases in labor and fuel costs, which are discussed above, have generally been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In subsequent periods with rapidly declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The Company is exposed to market risk, including changes in certain interest rates, prices of diesel fuel and credit ratings. Since December 31, 2007, there have been no significant changes in the Company’s market risks as reported in the Company’s 2007 Annual Report on Form 10-K; however, the instability in the financial and credit markets has created volatility in various interest rates and returns on invested assets during the nine months ended September 30, 2008. In addition, equity and fixed income assets held in the Company’s non-union pension plan are subject to market risk (see Note G, Pension and Other Postretirement Benefit Plans, under Item 1 of this quarterly report on Form 10-Q).

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2008, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 6. EXHIBITS.
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of October 18, 2007 (previously filed as Exhibit 3.2 to the Form 8-K, filed with the Commission on October 24, 2007, Commission File No. 0-19969, and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto). (Previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference.)

4.2	Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference.)

4.3	Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent. (Previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference.)

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION
(Registrant)

Date: November 5, 2008	/s/ Judy R. McReynolds

Judy R. McReynolds
Senior Vice President — Chief Financial Officer,
Treasurer and Principal Accounting Officer