Form 10-K
period 2008-12-31
ARKANSAS BEST CORP /DE/
filed 2009-02-20
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2008.

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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2008, was $847,307,108.
The number of shares of Common Stock, $.01 par value, outstanding as of February 18, 2009, was 25,295,221.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 21, 2009, are incorporated by reference in Part III of this Form 10-K.

ARKANSAS BEST CORPORATION
FORM 10-K

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	current adverse economic conditions;

•	the impact of any limitations on our customers’ access to adequate financial resources;

•	availability and cost of capital;

•	shifts in market demand;

•	weather conditions;

•	the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries;

•	future costs of operating expenses such as fuel and related taxes;

•	self-insurance claims and insurance premium costs;

•	relationships with employees, including unions;

•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans;

•	governmental regulations and policies;

•	costs of continuing investments in technology;

•	the timing and amount of capital expenditures;

•	the cost, integration and performance of any future acquisitions;

•	competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates; and

•	other financial, operational and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.
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

ITEM 1. BUSINESS
(a) General Development of Business
Corporate Profile
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”).
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
In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (“Preferred Stock”). The Company’s Preferred Stock was traded on The Nasdaq National Market under the symbol “ABFSP.” On July 10, 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. On August 13, 2001, the Company announced the call for redemption of the 1,390,000 shares of Preferred Stock that remained outstanding. At the end of the extended redemption period on September 14, 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. The remaining 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share for a total cost of $0.4 million. The Company delisted its Preferred Stock from trading on The Nasdaq National Market on September 12, 2001.
In 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation (“WorldWay”), for a total purchase price of approximately $76.0 million. WorldWay was a publicly held company engaged through its subsidiaries in motor carrier freight transportation.
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

ITEM 1. BUSINESS — continued
In 2003, Clipper Exxpress Company (“Clipper”), a wholly owned subsidiary of the Company acquired in 1994, sold all customer and vendor lists related to Clipper’s less-than-truckload (“LTL”) freight business to Hercules Forwarding, Inc. of Vernon, California, for $2.7 million. With this sale, Clipper exited the LTL business.
On June 15, 2006, the Company sold Clipper to a division of Wheels Group for $21.5 million. With this sale, the Company exited the intermodal transportation business. (See Note P to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)
(b) Financial Information about Industry Segments
The response to this portion of Item 1 is included in Note L to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(c) Narrative Description of Business
General
The Company has one reportable operating segment – ABF. Note L to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional information regarding the Company’s operating segment for the year ended December 31, 2008.
Employees
At December 31, 2008, the Company and its subsidiaries had a total of 10,968 active employees of which approximately 72% were members of labor unions.
Motor Carrier Freight Transportation
Less-Than-Truckload Motor Carrier Operations
General
The Company’s LTL motor carrier operations are conducted through ABF; ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF”).
LTL carriers service shipping customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, shipments are picked up at customers’ places of business and consolidated at a local terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. In addition to the traditional long-haul model, the Company has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. Through a multi-phased program, ABF’s regional network now

ITEM 1. BUSINESS — continued
covers the eastern two-thirds of the United States. Marketing of the regional initiative was initiated in August 2006 in the East Coast states and in January 2007 in the South and Central regions. Further operational changes, which were implemented in August 2008 and marketed beginning in September 2008, reduced transit times in the regional network and in certain of ABF’s long-haul lanes. The expansion of the regional network to the Western region of the United States may be implemented in 2009.
Competition, Pricing and Industry Factors
The trucking industry is highly competitive. The Company’s LTL motor carrier subsidiaries actively compete for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on personal relationships, price and service. Competition for freight revenue, however, has resulted in discounting which effectively reduces prices paid by shippers. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts. ABF charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index. Throughout 2008, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered.
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
ABF competes with nonunion and union LTL carriers. Competitors include YRC (a combination of companies previously known as Yellow Transportation and Roadway) and YRC Regional Transportation (operated by YRC Worldwide, Inc.); FedEx Freight and FedEx National LTL (operated by FedEx Corporation); UPS Freight (operated by UPS, Inc.); Con-way Freight (operated by Con-way, Inc.); Old Dominion Freight Line, Inc.; Saia, Inc. and Vitran Corporation, Inc.
The final hours of service rules regulating driving time for commercial truck drivers, announced by the U.S. Department of Transportation (“DOT”) in April 2003, became effective in January 2009. The rules, which were implemented by ABF in January 2004, allow a driver to drive up to 11 hours within a 14-hour nonextendable window from the start of the workday, following at least 10 consecutive hours off duty. The hours of service rules have been challenged in federal court, and future modifications to the rules, if any, may impact ABF’s operating practices. The operational impact of these rules on ABF’s over-the-road linehaul relay network has been to provide modest opportunity to increase driver and equipment utilization and improve transit times. The rules also have allowed LTL carriers, such as ABF, to adjust their over-the-road linehaul relay network to take advantage of the 11 hours of drive time during a tour of duty. Impacts on the truckload industry have included a decline in driver utilization and flexibility and, as a result, truckload carriers have increased charges for stop-off and detention services, making LTL carriers somewhat more competitive on many larger shipments.

ITEM 1. BUSINESS — continued
Insurance, Safety and Security
Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $1.0 million of each cargo loss, $1.0 million of each workers’ compensation loss and generally $1.0 million of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note O to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these states, depending on each state’s rules, the guaranty funds may pay excess claims if the insurer cannot due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds (see Note O to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company has been able to obtain what it believes to be adequate coverage for 2009 and is not aware of problems in the foreseeable future which would significantly impair its ability to obtain adequate coverage at market rates for its motor carrier operations.
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
ABF Freight System, Inc.
Headquartered in Fort Smith, Arkansas, ABF is the largest subsidiary of the Company. ABF accounted for 96% of the Company’s consolidated revenues for 2008. ABF is one of North America’s largest LTL motor carriers. ABF provides direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF provides interstate and intrastate direct service to more than 41,000 communities through 286 service centers in all 50 states, Canada, Guam, Puerto Rico and the U.S. Virgin Islands. Through arrangements with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.
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
General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2008, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for 7.2% of ABF’s revenues.

ITEM 1. BUSINESS — continued
Employees
At December 31, 2008, ABF had a total of 10,512 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2008, such costs amounted to approximately 60% of ABF’s revenues. Approximately 75% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). ABF’s current five-year agreement with the IBT expires on March 31, 2013. The agreement provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, which includes ABF contributions to various multiemployer plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer plans.
Three of the largest LTL carriers are unionized and generally pay comparable amounts for wages and benefits. However, certain unionized competitors of ABF were recently granted wage concessions which could effectively lower their cost structures beginning in 2009 and as a result may potentially increase pricing competition in the LTL market. Union companies typically have similar wage costs and significantly higher fringe benefit costs compared to nonunion companies. The Company believes that union companies also experience lower employee turnover, higher productivity, lower loss and damage claims and lower accident rates compared to some nonunion firms. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations.
Environmental and Other Government Regulations
The Company is subject to federal, state and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, contingency planning for spills of petroleum products, disposal of waste oil, and underground storage tanks. New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission-control design requirements will take effect in 2010. The Company’s subsidiaries store fuel for use in tractors and trucks in 71 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency (“EPA”) and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites.

ITEM 1. BUSINESS — continued
After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $103,000 over the last ten years, primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2008 and 2007, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the Company’s future undiscounted exposure related to identified properties based on current environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
Discontinued Operations – Intermodal Operations
The Company’s intermodal transportation operations were conducted through Clipper. On June 15, 2006, Clipper was sold and has been reported as discontinued operations in the accompanying consolidated financial statements. (See Note P to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)
(d) Financial Information About Geographic Areas
Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and therefore are not provided. The Company’s foreign operations are not significant.
(e) Available Information
The Company files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements and other information electronically with the SEC. All reports and financial information filed with the SEC can be obtained, free of charge, through the Company’s Web site located at arkbest.com or through the SEC Web site located at sec.gov as soon as reasonably practical after such material is electronically filed with the SEC. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Each of the following risk factors could adversely affect our business, operating results and financial condition. Our operations include our primary operating subsidiary, ABF. For 2008, ABF represented 96% of the Company’s consolidated revenues.
The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating margins and income.
Factors that could have a negative impact on our performance in the future include general economic factors; loss of key employees; antiterrorism measures; an increasingly competitive freight rate environment; volatile fuel prices as well as the rates of changes in associated fuel surcharges and the effect of fuel surcharge changes on securing increases in base freight rates and the inability to collect fuel surcharges or to obtain sufficient fuel supplies; loss of third-party rail service providers; increasing capital requirements; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; emissions-control regulations; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation and/or third-party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; violation of federal regulations and increasing costs for compliance with regulations; a workforce stoppage by our employees covered under our collective bargaining agreement; difficulty in attracting and retaining qualified drivers and/or dockworkers; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; a failure of our information systems; a violation of an environmental law or regulation; and/or weather or seasonal fluctuations. The foregoing risks are largely out of our control and any one of these risks could have a significant adverse effect on our results of operations.
We are subject to general economic factors that are largely beyond our control, any of which could significantly reduce our operating margins and income.
Our performance is affected by recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices. The pricing environment generally becomes more competitive during economic recessions which could adversely affect the profit margin for our services. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
We are affected by the instability in the financial and credit markets that has created volatility in various interest rates and returns on invested assets. We have historically been subject to market risk on all or a part of our borrowings under bank credit lines, which have variable interest rates. Changes in interest rates may increase our financing costs in the event we need to borrow against our revolving credit agreement or obtain additional sources of financing. We could experience losses on investments related to our cash surrender value of variable life insurance policies which may reduce our net income.
Our nonunion defined benefit pension plan trust also holds investments in equity and debt securities. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could further diminish the funded status of the nonunion pension plan and potentially increase our requirement to make contributions to the plan. Significant plan contribution

ITEM 1A. RISK FACTORS — continued
requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial future investment losses on plan assets would also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in pension expense may adversely impact our results of operations.
It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.
Our management team is an important part of our business and loss of key employees could impair our success.
We benefit from the leadership and experience of our senior management team and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees could have an adverse effect on our operations and profitability.
Our business could be harmed by antiterrorism measures.
As a result of terrorist attacks on the United States, federal, state and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies will be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so.
We operate in a highly competitive industry and our business could suffer if our operating subsidiaries were unable to adequately address downward pricing pressures and other factors that could adversely affect their ability to compete with other companies.
Numerous competitive factors could adversely impact our operating results. These factors include:
•	We compete with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads.

•	Our nonunion competitors have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. This could limit our ability to maintain or increase freight rates, maintain our operating margins or grow tonnage levels.

•	Wage concessions granted to certain union competitors allow for a lower wage and benefit cost structure for those union competitors and may impact our competitiveness in the LTL industry.

•	The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. We could experience some difficulty if the remaining LTL carriers, in fact, have a competitive advantage because of their size.

ITEM 1A. RISK FACTORS — continued
Market penetration of our service and growth initiatives may take longer than anticipated.
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
The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Fuel prices have fluctuated significantly in recent years. For example, the average monthly price per gallon, excluding taxes, that we paid for fuel in 2008 ranged from $1.75 to $4.03. We charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. The fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2008, the fuel surcharge mechanism continued to have strong market acceptance among our customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. As fuel prices decline, lower fuel surcharge levels may over time improve our ability to increase other elements of margin, although there can be no assurances in this regard. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating profit as elements of costs, including contractual wage rates, continue to increase.
We do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our fuel surcharge revenue and fuel-related costs. Volatile fuel prices will continue to impact the base rate increases we are able to secure and could continue to have an adverse effect on our operating margin.

ITEM 1A. RISK FACTORS — continued
We depend on transportation provided by rail services and a disruption of this service could adversely affect our operations.
In 2008, rail utilization was 11.1% of our total miles. If a disruption in transportation services from the rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.
We have significant ongoing capital requirements that could affect profitability if we were unable to generate sufficient cash from operations.
We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited, we could have to utilize our existing financing arrangements to a greater extent or enter into additional leasing arrangements, or our revenue equipment may have to be held for longer periods, which would result in increased maintenance costs. If these situations occurred, there could be an adverse effect on our profitability.
Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect our earnings and cash flows.
Manufacturers have raised the prices of new equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine design requirements mandated by the EPA intended to reduce emissions. New EPA engine design requirements became effective on January 1, 2007, and more restrictive EPA emission-control design requirements will take effect in 2010. Further equipment price increases may result from these requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we were unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.
During prolonged periods of decreased tonnage levels, we may make strategic fleet reductions. In addition, other trucking companies may reduce fleet levels during recessionary economic cycles which could result in an increase in the supply of used equipment. If market prices for used revenue equipment decline, we could incur impairment losses on assets held for sale and our cash flows could be adversely affected.
The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.
Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. Although we anticipate some improvement in fuel economy as a result of the technologies to be implemented for compliance with the more stringent EPA requirements that are scheduled to be effective in 2010, our costs to acquire compliant equipment could increase substantially. If we are unable to offset resulting increases in equipment costs with higher freight rates, our results of operations could be adversely affected.

ITEM 1A. RISK FACTORS — continued
Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.
From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As conditions change, some of those vendors have had difficulty fulfilling increased demand for new equipment. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.
We operate in a highly regulated industry and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.
Various federal and state agencies exercise broad regulatory powers over the transportation business, generally governing such activities as authorization to engage in motor carrier operations, safety, contract compliance, insurance requirements and financial reporting. We could also become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service or ergonomics. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.
In January 2004, we implemented the DOT rules regulating driving time for commercial truck drivers. The rules have had a minimal impact upon our operations. However, future changes in these rules could materially and adversely affect our operating efficiency and increase costs.
Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The Transportation Security Administration of the U.S. Department of Homeland Security has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.
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

ITEM 1A. RISK FACTORS — continued
Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions, could impose substantial costs on us that may adversely impact our results of operations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results.
We may be unsuccessful in realizing all or any part of the anticipated benefits of any future acquisitions.
We evaluate acquisition candidates from time to time and may acquire assets and businesses that we believe complement our existing assets and business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. The degree of success of acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends in part upon the successful change of ownership structure. The difficulties of managing this change include, among others: unanticipated issues in the assimilation and consolidation of information, communications and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; retaining customers and key employees; consolidating corporate and administrative infrastructures; the diversion of management’s attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses and liabilities. The diversion of the attention of management from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.
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
Our recent insurance renewals did not result in significant changes in premiums; however, insurance carriers are expected to increase premiums for many companies, including transportation companies, in the coming years. We could experience additional increases in our insurance premiums in the future. If our insurance or claims expenses increase and we were unable to offset the increase with higher freight rates, our earnings could be adversely affected.

ITEM 1A. RISK FACTORS — continued
We depend on our employees to support our operating business and future growth opportunities. If our relationship with our employees were to deteriorate, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results and place us at a disadvantage relative to nonunion competitors.
Most of our union employees are covered under a five-year collective bargaining agreement with the IBT which expires on March 31, 2013. The agreement with the IBT provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.
We compete against both union and nonunion LTL carriers. Union companies typically have similar wage costs and significantly higher fringe benefit costs compared to nonunion companies. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we were unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.
We could be obligated to make additional significant contributions to multiemployer pension plans.
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for our contractual employees are provided by a number of multiemployer plans. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees as set forth in the fund’s trust agreements. We contribute to these plans monthly based generally on the time worked by our contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements. We recognize as expense the contractually required contribution for the period and recognize as a liability any contributions due and unpaid.
In 2006, the Pension Protection Act (the “Act”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The Act also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funding levels. In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allows multiemployer plans the option to freeze their funding certification based on the funding status of the previous plan year. In addition, for multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009, the Recovery Act provides a three-year extension of the plan’s funding improvement or rehabilitation period.
We currently contribute to 26 multiemployer pension plans, which vary in size and in funding status. In the event of the termination of certain multiemployer pension plans or if ABF were to withdraw from certain multiemployer pension plans, we would have material liabilities, amounts of which could be in excess of our ability to adequately finance, for our share of the unfunded vested liabilities of each such plan. We have not received notification of any plan termination, and we do not currently intend to withdraw from these plans. Therefore, we believe the occurrence of events that would require recognition of liabilities for our share of unfunded vested benefits is remote.

ITEM 1A. RISK FACTORS — continued
Approximately 50% of our multiemployer pension contributions are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). We understand that the funded percentage of the Central States Pension Fund was 73.2% as of January 1, 2008, but that the funding percentage has likely significantly decreased during 2008 due to declines in the overall financial markets. In March 2008, the Central States Pension Fund reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which, as a result of the Act, placed the Central States Pension Fund in “critical status.” In 2005, the U.S. Internal Revenue Service extended the period over which the Central States Pension Fund amortizes unfunded liabilities by ten years. Due to the decline in asset values associated with the returns in the financial markets during 2008, the funding level of the Central States Pension Fund for the plan year beginning January 1, 2009 may drop below the targeted funding ratio set forth as a condition of the ten-year amortization extension. In early 2009, the Central States Pension Fund requested that the IRS suspend the funded ratio condition of the ten-year amortization extension. The Central States Pension Fund has communicated to the Company that it believes that the request for suspension of the funded ratio will be granted due, in part, to the fact that the amortization extension approved by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. In the unlikely event the IRS denies the request to suspend the funded ratio condition of the amortization extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funding deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of events that would require recognition of liabilities for ABF’s share of a funding deficiency is remote.
We anticipate that a number of other plans in which we participate will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funding status as required by the Act. Based upon currently available information, we believe that the contribution rates under the new collective bargaining agreement will comply with any rehabilitation plan that may be adopted for the majority of other multiemployer pension plans in which we participate. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the Act for underfunded plans, the Act would impose additional contribution requirements in the form of a surcharge of an additional 5% to 10%. However, under our five-year collective bargaining agreement that became effective April 1, 2008, any surcharges that may be required by the Act are covered by the contractual contribution rate and should not increase our overall contribution obligation. The plan’s trustees have the ability to take a wide range of actions to improve the funding status of the plan which include adopting an automatic five-year extension of the amortization period available under the Act; requesting an additional five-year extension from the IRS; obtaining changes to or waivers of the requirements used by the plan to calculate funding levels; or modifying pension benefits.
The underfunded status of many plans in which we participate occurred over many years, and we believe that an improved funded status will also take time to be achieved. We believe that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans utilizing a combination of several possible initiatives as they have done in the past, although we cannot make any assurances in this regard. While increasing employer contributions is one potential remedy to address the underfunded status, it is our understanding that our annual contribution increases are limited to negotiated contribution rates through March 2013 as provided in the current collective bargaining agreement, which also complies with the Central States Pension Fund’s rehabilitation plan. Other alternatives that may be pursued by the trustees of underfunded plans include reducing or eliminating certain “adjustable benefits” of the plan or redesigning the plan structure. Furthermore, additional legislative changes or action taken by governmental agencies could provide relief.

ITEM 1A. RISK FACTORS — continued
As previously mentioned, the highly competitive industry in which we operate could impact the viability of contributing employers. The effect of any one or combination of these business risks, which are outside our control, has the potential to affect the funding status of the multiemployer pension plans, potential withdrawal liabilities and our future contribution requirements.
Our information technology systems are subject to certain risks that are beyond our control.
We depend on the proper functioning and availability of our information systems in operating our business. These systems include our communications and data processing systems. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. To mitigate the potential for such occurrences to disrupt business operations at our corporate headquarters, we have implemented various systems including redundant telecommunication facilities; a fire suppression system to protect our on-site data center; and a generator that is able to adequately supply power to the headquarters building in the event of power outages. We have a catastrophic disaster recovery plan and alternate processing capability, which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for work space, phones, and desktop computers for employees who are critical to basic operations within 48 hours of a catastrophe which renders our corporate headquarters unusable. An emergency communications Web site has also been constructed to provide information to our employees and customers during such a disaster. We have business interruption insurance, including, in certain circumstances, insurance against terrorist attacks under the federal Terrorism Risk Insurance Act of 2002, which would offset losses up to certain coverage limits in the event of a catastrophe. However, a significant system failure, security breach, disruption by a virus or other damage could still interrupt or delay our operations, damage our reputation and cause a loss of customers.
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
Widespread outbreak of an illness or communicable disease or public health crisis; and
Operational or market disruptions arising from natural calamities, such as hurricanes, and from illegal acts including terrorist attacks.
Our results of operations and financial condition could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.
ABF
ABF currently operates out of 276 terminal facilities and 10 distribution centers. ABF owns 123 of these facilities and leases the remainder from nonaffiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,704
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,235
Winston-Salem, North Carolina	150	164,200
Atlanta, Georgia	226	158,209
South Chicago, Illinois	274	152,810
North Little Rock, Arkansas	196	150,512
Dallas, Texas	196	144,170
Albuquerque, New Mexico	85	71,020

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,916
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
On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit in the United States District Court for the Southern District of California against the Company and eleven other companies engaged in the LTL trucking business. This lawsuit alleged that the carriers violated U.S. antitrust laws regarding fuel surcharges and sought unspecified treble damages allegedly sustained by class members, along with injunctive relief, attorney’s fees and costs of litigation. After the original suit was filed, other plaintiffs filed similar cases in various courts across the country. On December 20, 2007, the United States Judicial Panel on Multidistrict Litigation entered an order centralizing and transferring the pending lawsuits for pretrial proceedings to the United States District Court for the Northern District of Georgia (the “Court”) as requested by the defendants, including the Company. On January 28, 2009, the Court granted the defendants’ motion to dismiss the case ruling that the plaintiffs’ complaint did not allege sufficient facts to properly state a claim upon which relief could be granted under the legal standards applicable to antitrust conspiracy claims. The Court has allowed the plaintiffs until March 16, 2009 to move to amend their complaint in order to add additional detailed allegations. The Company cannot predict the final outcome of this matter, including any attempted appeal of the Court’s ruling by the plaintiffs or any attempt by the plaintiffs to amend their complaint. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously.

ITEM 3. LEGAL PROCEEDINGS — continued
If an adverse final outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Dividends and Holders
The Common Stock of Arkansas Best Corporation (the “Company”) trades on The NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “ABFS.” The following table sets forth the high and low recorded last sale prices of the Common Stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend
2007
First quarter	$42.41	$35.15	$0.15
Second quarter	41.61	35.14	0.15
Third quarter	41.51	32.34	0.15
Fourth quarter	34.79	21.78	0.15

2008
First quarter	$35.20	$18.15	$0.15
Second quarter	41.80	30.99	0.15
Third quarter	44.93	30.82	0.15
Fourth quarter	34.00	20.52	0.15
At February 18, 2009, there were 25,295,221 shares of the Company’s Common Stock outstanding, which were held by 342 stockholders of record.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, financial condition and other factors. On January 28, 2009, the Board of Directors of the Company declared a dividend of $0.15 per share to stockholders of record on February 11, 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — continued
Issuer Purchases of Equity Securities
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. The Company’s Board of Directors authorized stock repurchases of up to $25.0 million in 2003 and an additional $50.0 million in 2005. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion.
The following table summarizes the Company’s repurchase activity for the three months ended December 31, 2008:

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased	That May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	Per Share	Announced Program	the Program
October 2008	—	$—	1,618,150	$18,184,667
November 2008	—	—	1,618,150	$18,184,667
December 2008	—	—	1,618,150	$18,184,667

Total Fourth Quarter 2008	—	$—

The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2008. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2008	2007	2006(1)	2005	2004
	($ thousands, except per share data)
Statement of Income Data:
Operating revenues	$1,833,052	$1,836,878	$1,881,500	$1,769,576	$1,635,420
Operating income(2, 3)	48,524	84,844	124,679	166,524	123,941
Interest and dividend income	5,937	5,671	4,996	2,382	440
Fair value changes and payments on swap(4)	—	—	—	—	509
Interest expense and other related financing costs	1,181	1,189	1,119	2,157	1,359
Other (expense) income – net(5)	(3,370)	1,465	2,963	1,702	1,489
Income from continuing operations before income taxes	49,910	90,791	131,519	168,451	125,020
Provision for income taxes	20,742	33,966	51,018	65,698	50,073
Income from continuing operations	29,168	56,825	80,501	102,753	74,947
Discontinued operations, net of tax(6)	—	—	3,593	1,873	582
Net income	29,168	56,825	84,094	104,626	75,529
Income from continuing operations per common share, diluted	1.15	2.26	3.16	3.99	2.92
Net income per common share, diluted	1.15	2.26	3.30	4.06	2.94
Cash dividends paid per common share	0.60	0.60	0.60	0.54	0.48
Balance Sheet Data:
Total assets	972,298	983,349	938,716	921,060	811,151
Current portion of long-term debt	159	171	249	317	388
Long-term debt (including capital leases and excluding current portion)	1,457	1,400	1,184	1,433	1,430
Other Data:
Gross capital expenditures, including capital leases	59,069	98,169	147,463	93,438	79,533
Net capital expenditures, including capital leases(7)	41,996	86,102	135,550	64,309	63,623
Depreciation and amortization of property, plant and equipment	76,872	77,318	67,727	61,851	54,760

(1)	Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified-prospective transition method. See Notes B and J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	In 2006, operating income includes pre-tax pension settlement expense of $10.2 million as a result of the Company settling supplemental pension benefit obligations of $26.5 million. See Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	In 2005, operating income includes a pre-tax gain of $15.4 million from the sale of properties to G.I. Trucking Company.

(4)	Fair value changes and payments on an interest rate swap, which matured on April 1, 2005.

(5)	In 2008, other expense includes losses on cash surrender value of variable life insurance policies of $3.6 million.

(6)	In 2006, discontinued operations, net of tax, includes a $3.1 million gain on the sale of Clipper Exxpress Company. See Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(7)	Capital expenditures, net of proceeds from the sale of property, plant and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”).
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.
The Company’s accounting policies (see Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described as follows.
Revenue Recognition: Management of the Company utilizes a bill-by-bill analysis to establish estimates of revenue in transit for recognition in the appropriate reporting period under the Company’s accounting policy for revenue recognition. The Company uses a method prescribed by Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Process (“EITF 91-9”), where revenue is recognized based on relative transit times in each reporting period with expenses being recognized as incurred. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management of the Company believes it to be a reliable method. The Company reports revenue and purchased transportation expense on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor.
Allowance for Doubtful Accounts: The Company estimates its allowance for doubtful accounts based on the Company’s historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The Company’s allowance for revenue adjustments is an estimate based on the Company’s historical revenue adjustments. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments.
Revenue Equipment: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. The Company’s gains and losses on revenue equipment have been historically immaterial, which reflects the accuracy of the estimates used. Management has a policy of purchasing its revenue equipment rather than utilizing off-balance-sheet financing.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The Company’s goodwill, which totaled $63.9 million at December 31, 2008, is attributable to ABF as a result of a 1988 leveraged buyout. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill amounts are not amortized, but rather are evaluated for impairment annually or more frequently if indicators of impairment exist.
The goodwill impairment evaluation is performed by comparing the aggregate carrying amount of ABF to its fair value utilizing a combination of valuation methods, including earnings before interest, taxes, depreciation and amortization multiples and net income multiples (market approaches) and the present value of discounted cash flows (income approach). The discounted cash flows model utilized in the income approach incorporates discount rates and projections of future revenue growth rates, operating margins and net capital expenditures. The projections used are updated annually and will change over time based on historical performance and changing business conditions. ABF’s operating performance is affected by recessionary economic cycles and changes in customers’ business cycles and in their business practices. Management’s assumptions about fair values require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for the Company and the industry at a point in time. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation and may result in the determination that the goodwill is impaired. The impact of recognizing an impairment of ABF’s goodwill could be material to the Company’s financial position, as well as its results of operations. The Company has performed the annual impairment testing on its ABF goodwill as of January 1, 2009, 2008 and 2007 and found there to be no impairment at any of these dates.
Nonunion Pension Expense: The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits are generally based on years of service and employee compensation. The Company’s nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on the Company’s expense are the expected return on plan assets, the discount rate used to discount the plan’s obligations and the assumed compensation cost increase.
The following table provides the key assumptions the Company used for 2008 compared to those it anticipates using for 2009 nonunion pension expense:

	Year Ended December 31
	2009	2008

Discount rate	6.3%	6.1%
Expected return on plan assets	6.0%	7.6%
Rate of compensation increase	3.3%	3.3%
The assumptions used directly impact the nonunion pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The discount rate is determined by matching projected cash distributions with the appropriate corporate bond yields in a yield curve analysis. A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense by $0.3 million on a pre-tax basis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. The long-term expected rate of return utilized in determining the Company’s

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
2008 nonunion pension plan expense was not achieved due to the decline in the overall financial markets during 2008 which was the primary cause of a $54.4 million pre-tax increase in unamortized actuarial losses from December 31, 2007 to December 31, 2008. The expected rate of return on plan assets is a long-term rate and the Company can make no assurances that the rate will be achieved. A decrease in expected returns on plan assets increases the Company’s nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual pension expense by approximately $0.4 million on a pre-tax basis. The Company establishes the assumed rate of compensation increase considering historical changes in compensation combined with an estimate of compensation rates for the next two years. A quarter percentage point decrease in the rate of compensation increase would decrease annual pension expense by approximately $0.5 million on a pre-tax basis.
At December 31, 2008, the Company’s nonunion pension plan had $81.8 million in unamortized actuarial losses, for which the amortization period is approximately nine years. The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach. The Company’s 2009 nonunion pension expense will include amortization of actuarial losses of approximately $8.8 million. The comparable amounts for 2008 and 2007 were $3.3 million and $4.2 million, respectively. The Company’s 2009 total nonunion pension expense will be available before its first quarter 2009 Form 10-Q filing and is expected to be approximately twice the 2008 nonunion pension expense of $9.6 million based upon currently available information.
Share-Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“FAS 123(R)”), using the modified-prospective transition method, which requires that the fair value of unvested stock options be recognized in the income statement over the remaining vesting period. See Notes B and J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures related to share-based compensation. The grant date fair value of stock options, which were awarded prior to the adoption of FAS 123(R), was estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities were estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The Company was not aware of information in determining the grant date fair value that would have indicated that future volatility would be expected to be significantly different than historical volatility. The expected term of the option was derived from historical data and represented the period of time that options were estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant. The Company has not granted stock options since January 2004. Recognition of compensation expense related to the cost of stock options, which was based on estimated grant date fair values and assumed forfeitures, was completed in December 2008.
Since 2005, the Company has granted restricted stock and restricted stock units under its share-based compensation program. The Company amortizes the fair value of restricted stock and restricted stock unit awards, which is based on the closing market price on the date of grant, to compensation expense generally on a straight-line basis over the vesting period, taking into consideration an estimate of shares expected to vest.
Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2008 and 2007, these limits are $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities recorded in the financial statements totaled $72.3 million and $78.3 million at December 31, 2008 and 2007, respectively. The Company does not discount its claims liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. Actual payments may differ from management’s estimates as a result of a number of factors, including increases in medical costs and other case-specific factors. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.
Recent Accounting Pronouncements
In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement 157 (“FSP 157-2”), which provides a one-year deferral of the effective date of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value assumptions. In accordance with FSP 157-2, the application of FAS 157 to nonfinancial assets and liabilities was effective for the Company beginning January 1, 2009. The Company does not expect the application of FAS 157 to its nonfinancial assets and liabilities to have a material effect on its consolidated financial statements.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations, short-term investments and borrowing capacity under its revolving credit agreement.
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments at December 31 were as follows:

	December 31	December 31
	2008	2007
	($ thousands)
Cash and cash equivalents, primarily money market funds (U.S. government obligations including U.S. Treasury securities)	$100,880	$93,805
Short-term investments:
Certificates of deposit	117,855	—
Auction rate debt and preferred equity securities	—	79,373

Total	$218,735	$173,178

During the first quarter of 2008, the Company transitioned out of its short-term investments in auction rate debt and preferred equity securities, resulting in the sale of $78.6 million of short-term investments with no realized gains or losses. As of December 31, 2008, short-term investments consist of FDIC-insured certificates of deposit, which are recorded at cost plus accrued interest. Money market funds are recorded at fair value based on quoted market prices.
During 2008, cash provided from operations of $105.3 million, proceeds from asset sales of $17.1 million and proceeds from stock option exercises of $3.0 million were used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $58.7 million and pay dividends on Common Stock of $15.3 million. The decline in cash provided by operations during 2008 compared

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
to 2007 primarily reflects the impact of the weaker freight tonnage environment on ABF’s operating income. In addition, contributions to the nonunion pension plan were $25.0 million in 2008 versus $5.0 million in 2007.
During 2007, cash provided from operations of $143.1 million, proceeds from asset sales of $12.1 million and proceeds from stock option exercises of $2.7 million were used to purchase revenue equipment and other property and equipment totaling $96.7 million, make payments on long-term debt of $1.4 million, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends on Common Stock of $15.2 million. The decline in cash provided by operations during 2007 compared to 2006 primarily reflects the impact of the weaker freight tonnage environment on ABF’s operating income.
During 2006, cash provided from operations of $168.5 million, proceeds from the sale of Clipper Exxpress Company (“Clipper”) of $21.5 million and proceeds from asset sales of $11.9 million were used to purchase revenue equipment and other property and equipment totaling $147.5 million, pay dividends on Common Stock of $15.3 million and purchase 650,000 shares of the Company’s Common Stock for $26.9 million.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) dated May 4, 2007, with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received from participating lenders.
Interest rates under the Credit Agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. As of February 20, 2009, the Company has a senior unsecured debt rating of BBB+ with a stable outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of amounts drawn under the Credit Agreement. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount. The Credit Agreement contains various customary covenants, which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of December 31, 2008, the Company was in compliance with the covenants.
Borrowing capacity under the Credit Agreement is presented below:

	December 31
	2008	2007
	($ thousands)
Revolving credit limit	$325,000	$325,000
Outstanding revolver advances	—	—
Letters of credit	(50,918)	(53,557)

Borrowing capacity	$274,082	$271,443

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including debt, capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of December 31, 2008:

	Payments Due by Period
			($ thousands)
		Less Than	1–3	3–5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligations, including interest	$2,062	$250	$504	$464	$844
Operating lease obligations(1)	40,035	12,058	16,050	7,640	4,287
Purchase obligations(2)	43,898	43,898	—	—	—
Voluntary savings plan distributions(3)	2,006	2,006	—	—	—
Postretirement health expenditures(4)	910	910	—	—	—
Deferred salary distributions(5)	1,381	1,381	—	—	—
Supplemental pension distributions(6)	—	—	—	—	—

Total	$90,292	$60,503	$16,554	$8,104	$5,131

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of December 31, 2008, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $38.8 million for terminal facilities and $1.2 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.8 million related to Clipper, a former subsidiary of the Company.

(2)	Purchase obligations relating to revenue equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2009 capital expenditure plan (see Capital Expenditures section within Liquidity and Capital Resources).

(3)	The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2008 and 2007, $7.4 million and $14.8 million, respectively, are included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated for 2009 under this plan are included in the contractual obligations table above. Future distributions are subject to change for retirement, death or disability of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(4)	The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s projected distributions for postretirement health benefits for 2009 are included in the contractual obligations table above. Future distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year are not presented. Postretirement health plan liabilities accrued in the accompanying consolidated balance sheet totaled $19.9 million as of December 31, 2008.

(5)	The Company has deferred salary agreements with certain employees of the Company. The Company’s projected deferred salary agreement distributions for 2009 are included in the contractual obligations table above. Future distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities or early retirements of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Liabilities for deferred salary agreements accrued in the accompanying consolidated balance sheet totaled $6.4 million as of December 31, 2008.

(6)	The Company has an unfunded supplemental pension benefit plan for the purpose of providing supplemental retirement benefits to executive officers of the Company and certain subsidiaries. The Company does not anticipate any distributions during 2009 under this plan. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented. Supplemental pension benefit plan liabilities accrued in the accompanying consolidated balance sheet totaled $19.1 million at December 31, 2008.
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
The Company does not expect to have required minimum contributions, but could make tax-deductible contributions to its nonunion pension plan in 2009. Based upon current information, the Company anticipates making 2009 contributions of up to $25.0 million, which would not exceed the maximum tax-deductible contributions. As of December 31, 2008, the nonunion pension plan was underfunded by $51.4 million on a projected benefit obligation basis (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
ABF contributes to multiemployer health, welfare and pension plans based on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Capital Expenditures: The following table sets forth the Company’s historical capital expenditures, net of proceeds from asset sales, for the periods indicated below:

	Year Ended December 31
	2008	2007	2006
		($ thousands)
CAPITAL EXPENDITURES (NET)
ABF Freight System, Inc.	$40,601	$84,635	$132,379
Discontinued operations (Clipper)	—	—	2,544
Other and eliminations	1,395	1,467	627

Total consolidated capital expenditures (net)	$41,996	$86,102	$135,550

The amounts presented in the table above include purchases financed with capital leases of $0.3 million in 2008 and $1.5 million in 2007. No capital lease obligations were incurred in 2006.
ABF’s 2008 net capital expenditures were below 2007 levels primarily reflecting $14.9 million less spending on road trailers and $9.8 million less spending on road tractors, with the remaining decrease due to lower expenditures related to city delivery and other equipment.
In 2007, ABF spent $18.0 million less on additions and replacements of road tractors and city delivery equipment than in 2006. ABF’s lower net capital expenditures in 2007 compared to 2006 were also impacted by rail trailer purchases of $11.4 million in 2006.
In 2009, the Company estimates net capital expenditures to be in a range of approximately $45.0 million to $50.0 million, which relates primarily to ABF. The low end of this expected 2009 range consists of road and city equipment replacements of approximately $40.0 million and real estate and other capital expenditures (including dock/yard equipment and technology) of approximately $5.0 million. The 2009 plan does not include an expansion in the road tractor and doubles-trailer fleets. The Company has the flexibility to adjust planned 2009 capital expenditures as business levels dictate. There is the potential for additional 2009 capital expenditures above the low-end figure of $45.0 million. These expenditures could include purchases for real estate, if needs and opportunities arise.
Depreciation and amortization expense is estimated to be approximately $70.0 million to $75.0 million in 2009.
Other Liquidity Information: The Company has generated between $105.3 million and $168.5 million of operating cash flow annually for the years 2006 through 2008. Management believes cash generated by operations, cash and cash equivalents, short-term investments, and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been significantly impacted by the current credit environment, and due, in part, to the Credit Agreement maturing in May 2012, management does not expect that liquidity will be materially impacted in the near future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2008 or 2007.
Off-Balance-Sheet Arrangements
The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $40.0 million under operating lease agreements (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company has no investments, loans or any other known contractual arrangements with special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.
Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”). ABF represented 96% of the Company’s consolidated revenues for the year ended December 31, 2008.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of this Annual Report on Form 10-K. As evidenced by economic measures, including the Institute for Supply Management Manufacturing Index, the American Trucking Associations’ Tonnage-Weighted Industrial Production Index and housing starts, the instability in the global financial and credit markets combined with its influence on business and consumer confidence levels has contributed to an unfavorable economic environment. The economic downturn has adversely impacted our customers’ business activities which has had a corresponding adverse effect on ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. In the fourth quarter of 2008, the Company reported a consolidated net loss of $11.0 million after taxes, primarily reflecting the operating results of ABF which were impacted by an 11.5% decline in tonnage per day compared to the fourth quarter of 2007. As a result of the prolonged period of an unfavorable economic environment and the rapid decline in tonnage experienced in the fourth quarter, ABF has implemented cost reduction programs. Incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. Furthermore, a larger proportion of ABF’s costs are fixed in nature when maintaining customer service levels. ABF is generally effective in managing its costs to business levels. However, the historically severe declines in tonnage levels that occurred in the fourth quarter of 2008 and continued through mid-February 2009 had a significant impact on ABF’s operating

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
results due to ABF’s inability to correspondingly adjust its cost structure throughout the ABF system. ABF’s operating results will continue to be adversely impacted if tonnage remains at these levels.
During the year ended December 31, 2008, ABF’s revenues decreased 0.9% on a per-day basis compared to 2007. ABF’s 2007 revenues decreased 3.5% on a per-day basis compared to 2006 revenues. These revenue declines primarily reflect decreases in tonnage levels and changes in revenue per hundredweight, including fuel surcharges. Tonnage per day for the year ended December 31, 2008 decreased by 4.2% compared to 2007, preceded by a 5.3% decline in tonnage per day from 2006. ABF’s 2008 operating ratio increased to 97.2% from 95.2% in 2007 and 93.2% in 2006. The ABF operating results are more fully discussed below in the ABF sections of Management’s Discussion and Analysis.
ABF has experienced significant fluctuations in year-over-year tonnage levels in recent years. During 2007, tonnage per day declined 5.3% below the same period in 2006. Year-over-year tonnage levels stabilized somewhat from the fourth quarter of 2007 through the first half of 2008. However, ABF’s year-over-year monthly tonnage levels declined at an increasing rate during the second half of 2008, with a decrease of 5.1% and 11.5% in total third quarter and fourth quarter tonnage per day, respectfully. Tonnage declines accelerated throughout each month of the fourth quarter 2008. ABF’s management believes that recent tonnage trends are representative of the weakening domestic and global economies due, in part, to turmoil in the financial markets and the related effects on industrial production and the residential and commercial construction and retail sectors. Quarter-to-date through mid-February 2009, average daily total tonnage for ABF declined approximately 16% compared to the same period last year. There can be no assurances that ABF will not experience further declines in tonnage levels due to a number of factors including, but not limited to, continued weakness in general economic trends. First quarter tonnage levels are normally lower during January and February while March provides a disproportionately higher amount of the quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. For many years, consistent freight profile characteristics made billed revenue per hundredweight changes a reasonable, although approximate, measure of price change. In the last few years, it has become more difficult to quantify with sufficient accuracy the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. ABF focuses on individual account profitability and rarely considers revenue per hundredweight in its customer account or market evaluations. For ABF, total company profitability must be considered together with measures of billed revenue per hundredweight. The pricing environment generally becomes more competitive during periods of lower tonnage levels. Throughout 2008, the pricing environment was competitive. Total billed revenue per hundredweight increased 3.4% during 2008 versus 2007 primarily due to fuel surcharges resulting from higher fuel-related costs. The increase in 2008 follows a 1.9% increase in billed revenue per hundredweight in 2007 versus 2006. During 2008, ABF also experienced freight profile changes that impacted the reported billed revenue per hundredweight, as further discussed in the ABF section of 2008 compared to 2007 results. Excluding freight profile changes and the changes in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business improved only slightly in 2008. The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008, as further discussed in the following paragraph. Management believes that higher fuel surcharges, along with the competitive environment, prevented ABF from securing adequate increases in base LTL rates. Obtaining overall base rate increases involves a

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in operating ratio deterioration as elements of unit cost, including contractual wage rates, continue to increase. Management expects the pricing environment in 2009 to remain competitive, although there can be no assurances in this regard. Effective January 5, 2009, ABF implemented a general rate increase of 5.79% to cover known and expected cost increases, although the amounts vary by lane and shipment characteristic. The 2009 general rate increase, which is in line with increases announced by other LTL carriers, was implemented four weeks earlier than the 2008 increase. The general rate increase affected approximately 45% of ABF’s business, and rate increases on the remaining business are subject to individual negotiations. ABF’s ability to retain the general rate increase and to increase rates on the remainder of its business is dependent on the competitive pricing environment.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2008, the fuel surcharge mechanism had strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. ABF experienced significantly higher fuel prices in the first ten months of 2008 compared to the same period in 2007. Beginning in the middle of July 2008, fuel prices began to steadily decline, and as of mid-February 2009, the fuel surcharge was approximately 26 revenue percentage points below the third quarter peak reached in July 2008. As fuel prices decline, lower fuel surcharge levels may, over time, improve ABF’s ability to increase other elements of margin, although there can be no assurances in this regard. However, as mentioned in the previous paragraph, pricing on ABF’s base LTL business improved only slightly in 2008 compared to 2007 due to the competitive environment and the effect of volatile fuel prices and associated fuel surcharges on the total price received from customers.
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The current five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments. Labor costs include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note I to the accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). ABF’s ability to effectively manage labor costs, which amounted to 59.7% of ABF’s revenues for 2008, has a direct impact on its operating performance. ABF is generally effective in managing its labor costs to business levels, although incremental labor reductions are more challenging during periods of rapid declines in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
tonnage and over prolonged periods of depressed tonnage levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF’s rail utilization and average length of haul have been declining in recent quarters, due in part to the enhanced regional service offering. As a result, total pounds per mile has become a less effective measure of the productivity of ABF’s operations and labor costs.
In addition to the traditional long-haul operating model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. The operational implementation of the program began in June 2005 in certain ABF facilities in the northeast United States. Through a multi-phased program, ABF’s regional network now covers the eastern two-thirds of the United States. Further operational changes, which were implemented in August 2008 and marketed beginning in September 2008, reduced transit times in the regional network and in certain of ABF’s long-haul lanes. These changes were facilitated by ABF’s new labor contract, which became effective April 1, 2008. Management estimates that the costs of the regional initiative increased ABF’s operating ratio by approximately 1.3 percentage points in 2008 and 0.9 percentage points in 2007. Anticipated expansion of the regional network to the western region of the United States, which may be implemented in 2009, and the operational changes implemented during the third quarter of 2008 in the eastern two-thirds of the United States will increase the annual cost of operating this program and, depending on revenue levels, may increase ABF’s operating ratio in 2009 over 2008 levels.
The Company ended 2008 with $218.7 million of cash, cash equivalents and short-term investments, $624.7 million in stockholders’ equity and no borrowings under its revolving Credit Agreement. Because of the Company’s financial position at December 31, 2008, the Company should continue to be in a position to pursue various initiatives.
2008 Compared to 2007
Consolidated Results

	Year Ended December 31
	2008	2007
	($ thousands, except workdays and per share data)
WORKDAYS	252.5	252.0
OPERATING REVENUES
ABF	$1,758,780	$1,770,749
Other revenues and eliminations	74,272	66,129

	$1,833,052	$1,836,878

OPERATING INCOME (LOSS)
ABF	$48,435	$84,521
Other and eliminations	89	323

	$48,524	$84,844

DILUTED EARNINGS PER SHARE	$1.15	$2.26

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Consolidated revenues for the year ended December 31, 2008 decreased 0.4% on a per-day basis compared to 2007. Consolidated operating income for 2008 decreased $36.3 million, or 42.8%, compared to 2007. Consolidated earnings per share for the year ended December 31, 2008 decreased 49.1% compared to 2007. The decrease in revenues, operating income and earnings per share primarily reflect the operating results of ABF, as discussed in the ABF section that follows.
The above comparison of consolidated operating income was impacted by pre-tax incremental costs associated with ABF’s regional market initiative which totaled $22.6 million in 2008 compared to $15.4 million in 2007. Diluted earnings per share in 2008 include losses of $0.14 per share related to a $3.6 million decrease in cash surrender value of variable life insurance policies due to the overall decline in the financial markets, while diluted earnings per share in 2007 include gains of $0.07 per share related to an increase of $1.7 million in cash surrender value of these variable life insurance policies.
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Year Ended December 31
	2008	2007
ABF Operating Expenses and Costs
Salaries, wages and benefits	59.7%	60.6%
Fuel, supplies and expenses	19.4	16.5
Operating taxes and licenses	2.7	2.7
Insurance	1.2	1.3
Communications and utilities	0.9	0.9
Depreciation and amortization	4.2	4.2
Rents and purchased transportation	9.0	9.0
Gain on sale of property and equipment	(0.2)	(0.2)
Other	0.3	0.2

	97.2%	95.2%

ABF Operating Income	2.8%	4.8%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2008	2007	% Change

Workdays	252.5	252.0
Billed revenue(1) per hundredweight, including fuel surcharges	$26.70	$25.81	3.4%
Pounds	6,586,822,376	6,860,725,274	(4.0)%
Pounds per day	26,086,425	27,225,100	(4.2)%
Shipments per DSY hour	0.483	0.482	0.2%
Pounds per DSY hour	634.00	613.30	3.4%
Pounds per shipment	1,313	1,272	3.2%
Pounds per mile	18.96	18.54	2.3%

(1)	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the year ended December 31, 2008 was $1,758.8 million, compared to $1,770.7 million reported in 2007, for a decrease of 0.9% on a per-day basis. The revenue decrease primarily reflects tonnage declines of 4.2% per day compared to 2007. The impact of the tonnage decrease on revenue was partially offset by a 3.4% increase in billed revenue per hundredweight for 2008, as compared to 2007, which was largely attributable to higher fuel surcharges. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.)
Effective February 4, 2008 and March 26, 2007, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.45% and 4.95%, respectively, although the amounts vary by lane and shipment characteristics. For 2008, approximately 55% of ABF’s revenue was generated from customers that were not immediately impacted by the general rate increase due to other pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain rate increases is dependent on the competitive pricing environment.
ABF’s 3.4% increase in billed revenue per hundredweight for the year ended December 31, 2008 compared to the same period in 2007 was impacted not only by the general rate increase and fuel surcharge, but also by changes in freight profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for 2008 increased 3.2% compared to 2007. ABF’s length of haul decreased 2.6% in 2008 compared to 2007, influenced in part by the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. Increased weight per shipment, combined with a shorter length of haul and a higher mix of truckload-rated shipments, has the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the first ten months of 2008, fuel prices were substantially above prices in the same period of 2007, and the associated higher fuel surcharges influenced ABF’s ability to obtain increases in base freight rates. Fuel prices and the associated fuel surcharges have significantly declined since the middle of July 2008. ABF’s ability to improve its operating ratio during periods of rapidly declining

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
fuel surcharge levels is dependent on securing price increases to cover contractual wage rates and other inflationary increases in cost elements. The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008. As a result, ABF was unable to secure adequate increases in base LTL rates. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Excluding freight profile changes and the increase in fuel surcharges, management believes that pricing on ABF’s traditional LTL business improved only slightly during 2008 compared to the prior year period. For the year ended December 31, 2008, billed revenue per hundredweight compared to the same period in 2007 reflected a competitive pricing environment.
ABF generated operating income of $48.4 million in 2008 versus $84.5 million in 2007, a decrease of 42.7%. ABF’s 2008 operating ratio increased to 97.2% from 95.2% in 2007. The increase in ABF’s operating ratio in 2008 was influenced by the decline in tonnage levels mentioned above, as well as incremental costs associated with investments in the regional service initiative which added approximately 1.3% to ABF’s operating ratio in 2008 and 0.9% in 2007. The increase in ABF’s operating ratio reflects the effect of base LTL rates not adequately covering increases in elements of unit cost, including contractual wage rates, as discussed in the previous paragraph. ABF’s operating ratio was also impacted by other changes in operating expenses as discussed in the following paragraphs.
Salaries, wages and benefits expense for the year ended December 31, 2008 decreased 0.9% of revenues. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, during periods of higher revenues, including fuel surcharge revenues which ABF experienced during the majority of 2008 as compared to the prior year period. Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by pounds per DSY hour and pounds per mile. For 2008, pounds per DSY hour increased 3.4% and pounds per mile increased 2.3%, compared with the prior year periods, reflecting improved management of labor costs but also the effect of a 3.2% increase in pounds per shipment and a shorter length of haul.
In 2008, salaries, wages and benefits was also positively impacted by a $7.8 million reduction in workers’ compensation costs primarily reflecting fewer new claims, a decline in the frequency of existing claim changes and the associated loss development on those claims. In addition, the reduction in workers’ compensation costs was also influenced by lower development factors applied to existing claims resulting from ABF’s annual first quarter review of historical claims development. Workers’ compensation costs as a percent of revenue for 2008 were below ABF’s ten-year historical average.
The decrease in salaries, wages and benefits described above was offset, in part, by contractual increases under the IBT National Freight Industry Standards Agreement. The annual contractual wage increases effective on April 1, 2008 and 2007 were 2.2% and 2.3%, respectively. On August 1, 2008 and August 1, 2007, health, welfare and pension benefit costs under the agreement increased 8.1% and 6.0%, respectively.
Fuel, supplies and expenses increased 2.9% of revenues for 2008 compared to 2007, primarily reflecting a 37.5% increase in the average price per gallon of diesel fuel.
As previously mentioned in the Executive Overview, ABF put into place a general rate increase on January 5, 2009, to cover known and expected cost increases during the remainder of 2009. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. Certain unionized competitors of ABF were recently granted wage concessions which could effectively lower their cost structures beginning in 2009 and as a result may potentially increase pricing competition in the LTL market. ABF could continue to be impacted by

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
fluctuating fuel prices in the future. ABF’s results of operations have been impacted by the wage and benefit increases associated with the IBT labor agreement that extends through March 31, 2013. ABF has implemented cost reduction programs due to the rapid decline in fourth quarter 2008 tonnage levels combined with the prolonged period of an unfavorable economic environment. Incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains customer service levels and continues its focus on serving the regional markets. ABF is generally effective in managing its costs to business levels. However, the historically severe declines in tonnage levels that occurred in the fourth quarter of 2008 and continued through mid-February 2009 had a significant impact on ABF’s operating results due to ABF’s inability to correspondingly adjust its cost structure throughout the ABF system. ABF’s operating results will continue to be adversely impacted if tonnage remains at these levels. ABF’s ability to improve its operating ratio is dependent on securing price increases to cover contractual wage rates and other inflationary increases in cost elements.
2007 Compared to 2006
Consolidated Results

	Year Ended December 31
	2007	2006
	($ thousands, except workdays and per share data)
WORKDAYS	252.0	251.5
OPERATING REVENUES
ABF	$1,770,749	$1,831,351
Other revenues and eliminations	66,129	50,149

	$1,836,878	$1,881,500

OPERATING INCOME (LOSS)
ABF	$84,521	$125,116
Other and eliminations	323	(437)

	$84,844	$124,679

DILUTED EARNINGS PER SHARE
Income from continuing operations	$2.26	$3.16
Income from discontinued operations	—	0.14

NET INCOME	$2.26	$3.30

Consolidated revenues from continuing operations for the year ended December 31, 2007, decreased 2.4% on a per-day basis as compared to 2006. Consolidated operating income from continuing operations for 2007 decreased $39.8 million, or 32.0%, compared to 2006. Consolidated income from continuing operations per share for the year ended December 31, 2007, decreased 28.5% compared to 2006. The decreases in revenues, operating income and income from continuing operations primarily reflect the operating results of ABF as discussed in the ABF section that follows. The decrease in consolidated operating income was also impacted by pre-tax incremental costs associated with ABF’s regional market initiative of $15.4 million in 2007 compared to $2.5 million in 2006, partially offset by the effect of lower pension settlement expense, which on a pre-tax basis totaled $1.7 million in 2007 versus $10.2 million in 2006.
As discussed in Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in June 2006, the Company sold Clipper, its intermodal subsidiary. The Company’s discontinued operations for 2006 included an after-tax gain of $0.12 per diluted share as a result of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
the sale. In addition, discontinued operations for 2006 included after-tax income of $0.02 per diluted share associated with Clipper’s operating results through the closing date of the sale.
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Year Ended December 31
	2007	2006

ABF Operating Expenses and Costs

Salaries, wages and benefits	60.6%	58.9%
Fuel, supplies and expenses	16.5	16.0
Operating taxes and licenses	2.7	2.6
Insurance	1.3	1.6
Communications and utilities	0.9	0.8
Depreciation and amortization	4.2	3.5
Rents and purchased transportation	9.0	9.8
Gain on sale of property and equipment	(0.2)	(0.2)
Other	0.2	0.2

	95.2%	93.2%

ABF Operating Income	4.8%	6.8%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2007	2006	% Change

Workdays	252.0	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$25.81	$25.32	1.9%
Pounds	6,860,725,274	7,226,941,364	(5.1)%
Pounds per day	27,225,100	28,735,353	(5.3)%
Shipments per DSY hour	0.482	0.487	(1.0)%
Pounds per DSY hour	613.30	618.84	(0.9)%
Pounds per shipment	1,272	1,270	0.2%
Pounds per mile	18.54	18.80	(1.4)%

(1)	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for 2007 was $1,770.7 million, a decrease of $60.6 million compared to $1,831.3 million reported in 2006. ABF’s revenue-per-day decrease of 3.3% in 2007 was primarily attributable to a decline in tonnage of 5.3%, partially offset by a 1.9% increase in revenue per hundredweight, including fuel surcharges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Effective March 26, 2007 and April 3, 2006, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 4.95% and 5.90%, respectively, although the amounts vary by lane and shipment characteristic. ABF’s increase of 1.9% in revenue per hundredweight for 2007 versus 2006 was impacted not only by the general rate increase and fuel surcharge increases, but also by changes in profile such as length of haul, weight per shipment, freight density and customer and geographic mix. Compared to 2006, total weight per shipment was relatively consistent and length of haul decreased 1.6%, influenced in part by success with the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market.
ABF generated operating income of $84.5 million in 2007, a decrease of 32.4% compared to $125.1 million reported in 2006. ABF’s 2007 operating ratio increased to 95.2% from 93.2% reported in 2006. The increase in ABF’s operating ratio in 2007 was influenced by the decline in tonnage levels mentioned above, as well as incremental costs associated with investments in the regional service initiative, which added 0.9% of revenues to ABF’s operating ratio, and other changes in operating expenses as discussed in the following paragraphs. ABF’s operating expenses include pension settlement expense of $1.7 million in 2007 and $10.2 million reported in 2006. Pension settlement expense added 0.1% of revenues to ABF’s operating ratio in 2007 and 0.6% of revenues to the operating ratio in 2006.
Salaries, wages and benefits expense for 2007 increased 1.7% of revenues compared to 2006. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels. The increase in salaries, wages and benefits as a percentage of revenue also reflects annual contractual increases under the IBT collective bargaining agreement. The 2007 annual wage adjustment occurred on April 1, 2007, for an increase of 2.3%, which followed a 2.6% increase on April 1, 2006. On August 1, 2007, health, welfare and pension benefit costs under this agreement increased 6.0%, which followed a 5.4% increase on August 1, 2006. The increase in salaries, wages and benefits expense in 2007 compared to 2006 related to contractual wage and benefit increases was partially offset by lower pension settlement expense in 2007 compared to 2006 as previously discussed.
Salaries, wages and benefits expense is also influenced by managing labor costs with business levels as measured by the productivity figures reported in the previous tables. For 2007, pounds per DSY hour decreased 0.9% and pounds per mile decreased 1.4%. These measures reflect the effect of the tonnage declines experienced in 2007 combined with the addition of new employees to support ABF’s regional program and initiatives to improve customer service.
Supplies and expenses increased 0.5% of revenues over 2006 but were consistent when compared to 2006 on an absolute dollar basis. The increase in supplies and expenses as a percentage of revenues was impacted by higher fuel costs, which increased by 8.5% on an average price-per-gallon basis, excluding taxes, for 2007 compared to 2006. The increase in fuel costs was partially offset by lower repairs and maintenance costs primarily due to the sale of older trailers in late 2006 and early 2007.
Insurance expense in 2007 declined 0.3% of revenues compared to 2006 due primarily to the lower severity of third-party casualty claims and a lower cargo claims ratio.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Depreciation and amortization increased 0.7% of revenues for 2007 compared to 2006. This increase was due primarily to higher depreciation on road tractors and trailers purchased in 2006 and 2007 influenced by higher unit costs and the effect of replacing older, fully depreciated trailers with new trailers. The impact of higher depreciation associated with these new units was partially offset by reduced rail spending that resulted in greater utilization of ABF’s linehaul network, as discussed in the following paragraph, and by reduced spending on the repair and maintenance of trailers as previously mentioned.
Rents and purchased transportation decreased 0.8% of revenues for 2007 compared to 2006. This decrease was due to a decline in rail utilization to 12.7% in 2007 from 15.5% of total miles reported in the prior year period, reflecting higher utilization of ABF’s linehaul network in order to improve customer service levels.
Short-Term Investments
Short-term investment securities increased $38.5 million from December 31, 2007 to December 31, 2008 due to cash flow from operations exceeding investing and financing activities. As of December 31, 2008, short-term investment securities consist of FDIC-insured certificates of deposit.
Accounts Receivable
Accounts receivable, less allowances, decreased $30.1 million from December 31, 2007 to December 31, 2008, primarily due to a decrease in revenue levels in December 2008 compared to December 2007.
Prepaid Income Taxes
The $14.0 million increase in prepaid income taxes from December 31, 2007 to December 31, 2008 is due primarily to tax benefits of a $20 million contribution made in December 2008 to the nonunion defined benefit pension plan and estimated tax payments made prior to the end of the fourth quarter of 2008 during which the Company experienced an operating loss.
Other Long-Term Assets
Other long-term assets decreased $20.2 million from December 31, 2007 to December 31, 2008, primarily due to the sale of assets classified as held for sale as of December 31, 2007 and distributions from and declines in the market value of assets in the Voluntary Savings Plan.
Accrued Expenses
Accrued expenses decreased $19.1 million from December 31, 2007 to December 31, 2008, primarily due to distributions of supplemental pension benefits in 2008; lower accruals for wages and incentives; a reduction in reserves for workers’ compensation; and loss, injury and damage claims resulting from favorable experience (see Note H to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Pension and Postretirement Liabilities
Liabilities for pension and postretirement benefits increased $40.6 million from December 31, 2007 to December 31, 2008, due to the decline in funded status of the nonunion pension plan largely resulting from the decrease in market value of pension plan assets.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, alternative fuel tax credits in 2007 and 2008 and tax-exempt income in 2006 and 2007. The Company’s effective tax rate for 2008 was 41.6% compared to 37.4% for 2007 and 38.8% in 2006. The higher effective tax rate in 2008 versus 2007 primarily reflects the market loss in cash surrender value of variable life insurance policy investments, which is a nondeductible item, and a lower proportion of tax-exempt income. The lower effective tax rate in 2007 versus 2006 primarily relates to alternative fuel tax credits effective for the Company beginning in 2007. Management expects the 2009 effective tax rate to be at least 42% or higher depending on pre-tax income levels. Management does not expect that the cash outlays for income taxes will materially exceed income tax expense during the foreseeable future.
At December 31, 2008, the Company had recorded total deferred tax assets of $89.0 million and total deferred tax liabilities of $77.0 million, resulting in net deferred tax assets of $12.0 million. Net deferred tax assets include $36.2 million related to unamortized nonunion pension and postretirement benefit costs which are included in accumulated other comprehensive loss. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years, and future taxable income. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. The Company had taxable income of $88.4 million in 2007 and $122.1 million in 2006. Federal income taxes paid in 2007 and 2006 and, in some cases, state taxes paid would be available for recovery allowing realization of remaining deferred tax assets to the extent they exceed deferred tax liabilities. With respect to future taxable income, the Company has had substantial taxable income in excess of reversing temporary differences in all recent years. Based on evaluation of relevant factors, management has concluded that an additional valuation allowance for deferred tax assets is not required at December 31, 2008. The need for additional valuation allowances will be continually monitored by management.
Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation, including bonus depreciation amounts available in recent years, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which generally are only treated as expenses when paid for tax purposes. In recent years, financial reporting income has exceeded taxable income.
Seasonality
ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as inflationary increases in labor and fuel costs, which are discussed above, have generally been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In subsequent periods with rapidly declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during its normal replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer.
Environmental Matters
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
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $103,000 over the last ten years, primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2008 and 2007, the reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. This estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in certain interest rates, prices of diesel fuel, credit ratings, and foreign currency exchange rates. These market risks arise in the normal course of business, as the Company does not engage in speculative trading activities.
Interest Rate Risk
The instability in the financial and credit markets has created volatility in various interest rates and returns on invested assets during 2008. At December 31, 2008 and 2007, cash and cash equivalents and short-term investments subject to fluctuations in interest rates totaled $218.7 million and $173.2 million, respectively. The weighted-average tax equivalent yield on cash equivalents and short-term investments was 2.8% and 5.8% in 2008 and 2007, respectively. The yield decline reflects changes in market rates as well as the transition from short-term investments in auction rate debt and preferred equity securities as of December 31, 2007 to short-term investments in certificates of deposit and money market funds invested primarily in U.S. government securities as of December 31, 2008. The weighted-average tax equivalent yield on cash equivalents and short-term investments was 2.0% at December 31, 2008.
Liabilities associated with the nonunion defined benefit pension plan, the supplemental benefit pension plan and the postretirement health plan are remeasured on an annual basis based on discount rates which are determined by matching projected cash distributions from the plans with the appropriate high-quality corporate bond yields in a yield curve analysis. Changes in high-quality corporate bond yields will impact interest expense associated with the benefit plans as well as the amount of liabilities recorded.
The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates. During 2008 and 2007, the Company incurred no borrowings and had no outstanding debt obligations other than letters of credit under the Credit Agreement. However, a one percentage point change in interest rates on Credit Agreement borrowings, if utilized, would change annual interest cost by $100,000 per $10.0 million of borrowings.
Other Market Risks
The Company is subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges which are included in the revenues of ABF based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating profit as elements of costs, including contractual wage rates, continue to annually increase. The Company has not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2008 and 2007.
The Company is subject to credit risk for its short-term investments; however, this risk is mitigated by investing in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. The Company’s investment policy limits the amount of credit exposure to any one counterparty.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued
Equity and fixed income assets held in the Company’s nonunion qualified benefit pension plan trust are subject to market risk. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could diminish the funded status of the nonunion pension plan and potentially increase our requirement to make contributions to the plan. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets will also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). An increase in pension expense may adversely impact our results of operations. In addition, the cash surrender value of variable life insurance contracts are subject to equity and fixed income market returns and, consequently, market risk.
Foreign operations are not significant to the Company’s total revenues or assets, and, accordingly, the Company does not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 2.0% of total revenues for 2008. Foreign currency exchange rate fluctuations have not had a material impact on the Company and they are not expected to in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Arkansas Best Corporation
We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note I to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 20, 2009

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	($ thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$100,880	$93,805
Short-term investment securities	117,855	79,373
Accounts receivable, less allowances (2008 — $3,513; 2007 — $3,942)	111,452	141,565
Other accounts receivable, less allowances (2008 — $1,001; 2007 — $774)	6,611	8,963
Prepaid expenses	10,670	11,243
Deferred income taxes	36,079	36,585
Prepaid income taxes	17,661	3,699
Other	6,982	7,184

TOTAL CURRENT ASSETS	408,190	382,417

PROPERTY, PLANT AND EQUIPMENT
Land and structures	235,861	231,169
Revenue equipment	514,503	509,627
Service, office and other equipment	150,524	142,635
Leasehold improvements	21,697	19,794

	922,585	903,225
Less allowances for depreciation and amortization	473,010	437,087

	449,575	466,138

OTHER ASSETS	50,636	70,803

GOODWILL	63,897	63,991

	$972,298	$983,349

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	($ thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$15,189	$15,248
Accounts payable	51,646	60,341
Income taxes payable	758	2,414
Accrued expenses	147,540	166,631
Current portion of long-term debt	159	171

TOTAL CURRENT LIABILITIES	215,292	244,805

LONG-TERM DEBT, less current portion	1,457	1,400

PENSION AND POSTRETIREMENT LIABILITIES	89,472	48,859

OTHER LIABILITIES	17,314	25,093

DEFERRED INCOME TAXES	24,017	30,806

OTHER COMMITMENTS & CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2008: 26,702,222 shares; 2007: 26,549,038 shares	267	265
Additional paid-in capital	268,396	258,878
Retained earnings	471,360	457,536
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(57,507)	(26,523)

TOTAL STOCKHOLDERS’ EQUITY	624,746	632,386

	$972,298	$983,349

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	($ thousands, except share and per share data)
OPERATING REVENUES	$1,833,052	$1,836,878	$1,881,500

OPERATING EXPENSES AND COSTS	1,784,528	1,752,034	1,756,821

OPERATING INCOME	48,524	84,844	124,679

OTHER INCOME (EXPENSE)
Interest and dividend income	5,937	5,671	4,996
Interest expense and other related financing costs	(1,181)	(1,189)	(1,119)
Other, net	(3,370)	1,465	2,963

	1,386	5,947	6,840

INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	49,910	90,791	131,519

FEDERAL AND STATE INCOME TAXES
Current provision	8,171	27,806	50,667
Deferred provision	12,571	6,160	351

	20,742	33,966	51,018

INCOME FROM CONTINUING OPERATIONS	29,168	56,825	80,501

DISCONTINUED OPERATIONS, NET OF TAX
Income from operations	—	—	530
Gain from disposal	—	—	3,063

	—	—	3,593

NET INCOME	$29,168	$56,825	$84,094

BASIC EARNINGS PER SHARE:
Income from continuing operations	$1.17	$2.29	$3.21
Income from discontinued operations	—	—	0.14

NET INCOME	$1.17	$2.29	$3.35

AVERAGE COMMON SHARES OUTSTANDING (BASIC)	24,976,412	24,822,673	25,134,308

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$1.15	$2.26	$3.16
Income from discontinued operations	—	—	0.14

NET INCOME	$1.15	$2.26	$3.30

AVERAGE COMMON SHARES OUTSTANDING (DILUTED)	25,279,963	25,117,597	25,503,799

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.60	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Unearned	Accumulated
			Additional				Compensation –	Other
	Common Stock		Paid-In	Retained	Treasury Stock		Restricted	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Stock	Loss	Equity
	($ and shares, thousands)
Balances at January 1, 2006	26,282	$263	$242,953	$347,051	903	$(25,955)	$(5,103)	$(5,128)	$554,081
Net income		—	—	84,094		—	—	—	84,094
Change in foreign currency translation, net of tax of $29		—	—	—		—	—	(45)	(45)
Change in minimum pension liability, net of tax of $2,933		—	—	—		—	—	4,539	4,539

Total comprehensive income									88,588

Adoption of FAS 158, net of tax of $21,490		—	—	—		—	—	(33,755)	(33,755)
Issuance of common stock under share-based compensation plans	307	3	5,874	—		—	—	—	5,877
Tax effect of share-based compensation plans (including excess tax benefits of $1,710) and other		—	2,035	—		—	—	—	2,035
Reversal of unearned compensation upon adoption of FAS 123(R)	(182)	(2)	(5,101)	—		—	5,103	—	—
Share-based compensation expense		—	4,708	—		—	—	—	4,708
Purchases of treasury stock		—	—	—	650	(26,870)	—	—	(26,870)
Dividends paid on common stock		—	—	(15,269)		—	—	—	(15,269)

Balances at December 31, 2006	26,407	264	250,469	415,876	1,553	(52,825)	—	(34,389)	579,395
Net income		—	—	56,825		—	—	—	56,825
Change in foreign currency translation, net of tax of $40		—	—	—		—	—	61	61
Amortization of unrecognized net periodic benefit costs, net of tax of $2,831
Net actuarial loss		—	—	—		—	—	4,030	4,030
Prior service costs		—	—	—		—	—	405	405
Net transition obligation		—	—	—		—	—	11	11
Settlement expense, net of tax of $647(1)		—	—	—		—	—	1,018	1,018
Unrecognized net actuarial gain, net of tax of $1,491		—	—	—		—	—	2,341	2,341

Total comprehensive income									64,691

Issuance of common stock under share-based compensation plans	142	1	2,682	—		—	—	—	2,683
Tax effect of share-based compensation plans (including excess tax benefits of $683) and other		—	816	—		—	—	—	816
Share-based compensation expense		—	4,911	—		—	—	—	4,911
Purchases of treasury stock		—	—	—	125	(4,945)	—	—	(4,945)
Dividends paid on common stock		—	—	(15,165)		—	—	—	(15,165)

Balances at December 31, 2007	26,549	265	258,878	457,536	1,678	(57,770)	—	(26,523)	632,386
Net income		—	—	29,168		—	—	—	29,168
Change in foreign currency translation, net of tax of $232		—	—	—		—	—	(368)	(368)
Amortization of unrecognized net periodic benefit costs, net of tax of $2,098
Net actuarial loss		—	—	—		—	—	2,845	2,845
Prior service costs		—	—	—		—	—	405	405
Net transition obligation		—	—	—		—	—	47	47
Settlement expense, net of tax of $599(1)		—	—	—		—	—	941	941
Unrecognized net actuarial loss, net of tax benefits of $22,190		—	—	—		—	—	(34,854)	(34,854)

Total comprehensive loss									(1,816)

Issuance of common stock under share-based compensation plans	153	2	2,974	—		—	—	—	2,976
Tax effect of share-based compensation plans (including excess tax benefits of $692) and other		—	438	—		—	—	—	438
Share-based compensation expense		—	6,106	—		—	—	—	6,106
Dividends paid on common stock		—	—	(15,344)		—	—	—	(15,344)

Balances at December 31, 2008	26,702	$267	$268,396	$471,360	1,678	$(57,770)	$—	$(57,507)	$624,746

(1)	Consists of adjustments to unrecognized actuarial loss and transition obligation as a result of pension settlement expense (see Note I).
The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	($ thousands)
OPERATING ACTIVITIES
Net income	$29,168	$56,825	$84,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,872	77,318	67,727
Other amortization	293	261	211
Pension settlement expense	1,540	1,665	10,192
Share-based compensation expense	6,106	4,911	4,708
Provision for losses on accounts receivable	1,623	1,056	1,023
Deferred income tax provision	12,571	6,160	351
Gain on disposal of discontinued operations, net of taxes	—	—	(3,063)
Gain on sales of assets	(3,720)	(4,351)	(3,547)
Excess tax benefits from share-based compensation	(692)	(683)	(1,710)
Changes in operating assets and liabilities:
Receivables	30,568	533	6,108
Prepaid expenses	573	491	2,058
Other assets	11,087	(676)	18,631
Accounts payable, taxes payable, accrued expenses and other liabilities(1, 2)	(60,652)	(377)	(18,327)

NET CASH PROVIDED BY OPERATING ACTIVITIES	105,337	143,133	168,456

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases(1)	(58,729)	(96,670)	(147,463)
Proceeds from asset sales	17,073	12,067	11,913
Proceeds from disposal of discontinued operations	—	—	21,450
Purchases of short-term investment securities	(146,655)	(292,064)	(386,358)
Proceeds from sales of short-term investment securities	107,404	348,008	372,280
Capitalization of internally developed software and other	(5,325)	(4,599)	(4,117)

NET CASH USED BY INVESTING ACTIVITIES	(86,232)	(33,258)	(132,295)

FINANCING ACTIVITIES
Payments on long-term debt	(295)	(1,360)	(317)
Net change in bank overdraft	(59)	(2,175)	(2,050)
Payment of common stock dividends	(15,344)	(15,165)	(15,269)
Purchases of treasury stock	—	(4,945)	(26,870)
Excess tax benefits from share-based compensation	692	683	1,710
Deferred financing costs	—	(800)	—
Proceeds from the exercise of stock options and other	2,976	2,683	5,877

NET CASH USED BY FINANCING ACTIVITIES	(12,030)	(21,079)	(36,919)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,075	88,796	(758)
Cash and cash equivalents at beginning of period	93,805	5,009	5,767

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,880	$93,805	$5,009

(1)	Does not include $0.1 million, $0.7 million and $6.5 million of equipment which was received but not yet paid for at December 31, 2008, 2007 and 2006, respectively.

(2)	Includes a $25.0 million contribution to the Company’s nonunion pension plan in 2008 and payments to retiring officers under the Company’s unfunded Supplemental Benefit Plan of $6.2 million, $5.3 million and $26.5 million in 2008, 2007 and 2006, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”).
Approximately 75% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.
NOTE B — ACCOUNTING POLICIES
Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.
Cash and Cash Equivalents: Short-term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Cash equivalents, which totaled $95.6 million at December 31, 2008, consisted of money market funds primarily invested in U.S. government obligations including U.S. Treasury securities. Interest and dividends related to cash and cash equivalents are included in interest and dividend income on the Company’s consolidated statements of income.
Short-Term Investments: Short-term investments consist of FDIC-insured certificates of deposit with original maturities ranging from ninety-one days to one year. Interest related to these investments is included in interest and dividend income on the Company’s consolidated statements of income.
Concentration of Credit Risk: The Company’s services are provided primarily to customers throughout the United States and Canada. ABF, the Company’s largest subsidiary, which represented 96% of the Company’s annual revenues for 2008, had no single customer representing more than 3% of its 2008 revenues or of its accounts receivable balance at December 31, 2008. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon historical trends and factors surrounding the credit risk of specific customers. Historically, credit losses have been within management’s expectations.
Allowances: The Company maintains allowances for doubtful accounts, revenue adjustments and deferred tax assets. The Company’s allowance for doubtful accounts represents an estimate of potential accounts receivable write-offs associated with recognized revenue based on historical trends and factors surrounding the credit risk of specific customers. The Company writes off accounts receivable when accounts are turned over to a collection agency or when determined to be uncollectible. Receivables written off are charged against the allowance. The Company’s allowance for revenue adjustments represents an estimate of potential revenue adjustments associated with recognized revenue based upon historical trends. The Company’s valuation allowance for deferred tax assets is established by evaluating whether the benefits of its deferred tax assets will be realized through the reduction of future taxable income.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Property, Plant and Equipment Including Repairs and Maintenance: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following lives: structures - primarily 15 to 20 years; revenue equipment — 3 to 12 years; other equipment — 2 to 15 years; and leasehold improvements — 4 to 20 years, or over the remaining life of the lease, whichever is shorter. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate useful life. The Company has no planned major maintenance activities.
Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes qualifying computer software costs incurred during the “application development stage.” For financial reporting purposes, capitalized software costs are amortized by the straight-line method over 2 to 4 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.
Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant, equipment and capitalized software that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows, less the future cash outflows necessary to obtain those inflows, expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. The Company records impairment losses in operating income.
Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF’s nonoperating properties, older revenue equipment and other equipment. Write-downs to fair value less cost to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the properties or assets within the next 12 months. Gains and losses on property and equipment are reported in operating income.
Assets held for sale are included in other noncurrent assets in the accompanying consolidated balance sheets. During 2008, property and equipment classified as held for sale and carried at $11.8 million was sold for net gains totaling $2.8 million. At December 31, 2008, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following table is a summary of assets held for sale for the years ended December 31:

	2008	2007
	($ thousands)
Assets held for sale — January 1	$10,127	$793
Reclassifications of assets	2,819	14,884
Sale of assets	(11,813)	(5,550)

Assets held for sale — December 31	$1,133	$10,127

Asset Retirement Obligations: The Company records estimated liabilities for the cost to remove underground storage tanks, dispose of tires and return leased real property to its original condition at the end of a lease term. The liabilities are discounted using the Company’s credit adjusted risk-free rate. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs, tire disposal fees and real property lease restoration costs, or changes in regulations or agreements affecting these obligations. At December 31, 2008 and 2007, the Company’s estimated asset retirement obligations totaled $2.0 million and $1.8 million, respectively.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but rather are evaluated for impairment annually utilizing a combination of valuation methods including earnings before interest, taxes, depreciation and amortization multiples, net income multiples and the present value of discounted cash flows. The Company’s goodwill, which totaled $63.9 million and $64.0 million at December 31, 2008 and 2007, respectively, is attributable to ABF as a result of a 1988 leveraged buyout. Changes occur in the goodwill asset balance because of ABF’s foreign currency translation adjustments on the portion of the goodwill related to ABF’s Canadian operations. The Company has performed the annual impairment testing on its ABF goodwill based upon operations and fair value at January 1, 2009, 2008 and 2007 and found there to be no impairment at any of these dates.
Income Taxes: Deferred income taxes are accounted for under the liability method, which takes into account the differences between the tax basis of the assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of the depreciation and cost recovery deductions and to temporary differences in the recognition of certain revenues and expenses. On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have an effect on the Company’s consolidated financial position and results of operations. The Company’s policy is that interest and penalty amounts related to income tax matters will continue to be classified as interest expense and operating expenses, respectively, in the Company’s consolidated statements of income.
Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.
The Company records a liability for self-insured workers’ compensation and third-party casualty claims based on the incurred claim amount plus an estimate of future claim development and a reserve for claims incurred but not reported. Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. The Company is entitled to recover, from insurance carriers and

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable in the accompanying consolidated balance sheets, net of allowances for potentially unrecoverable amounts.
The Company records an estimate of its potential self-insured cargo loss and damage claims by estimating the amount of potential claims based on the Company’s historical trends and certain event-specific information.
Insurance-Related Assessments: The Company recorded estimated liabilities for state guaranty fund assessments and other insurance-related assessments of $0.8 million and $0.9 million at December 31, 2008 and 2007, respectively. Management has estimated the amounts incurred, using the best available information about premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.
Nonunion Defined Benefit Pension, Supplemental Pension and Postretirement Health Plans: The Company accounts for its pension and postretirement plans in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“FAS 87”); Statement of Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Benefit Pension Plans and for Termination Benefits (“FAS 88”); Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”); and Statement of Financial Accounting Standards No. 132 (“FAS 132”) and Statement No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FAS 132(R)”), as amended by Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). The Company uses December 31 as a measurement date for its nonunion defined benefit pension plan, supplemental benefit plan and postretirement health benefit plan.
Comprehensive Income: The Company reports the components of other comprehensive income by their nature in the financial statements and displays the accumulated balance of other comprehensive income or loss separately in the consolidated statements of stockholders’ equity. Other comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from net income.
Revenue Recognition: Revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. The Company utilizes a bill-by-bill analysis to establish estimates of revenue in transit for recognition in the appropriate reporting period. The Company reports revenue and purchased transportation expense on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup, linehaul or delivery of freight but remains the primary obligor.
Earnings Per Share: The calculation of earnings per share is based on the weighted-average number of common (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period. The dilutive effect of Common Stock equivalents is excluded from basic earnings per share and included in the calculation of diluted earnings per share.
Share-Based Compensation: Beginning January 1, 2006, the Company’s share-based compensation plans are accounted for under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”). See Note J for further descriptions of the Company’s share-based compensation plans.
Compensation expense recognized includes the pro rata cost of stock options granted prior to but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
123”). Tax benefits in excess of the compensation cost recognized for stock options (“excess tax benefits”) are shown as financing cash flows.
For share-based awards granted prior to the adoption of FAS 123(R), the Company amortizes the fair value of the awards to compensation expense on a straight-line basis over the five-year vesting period and accelerates unrecognized compensation upon a grantee’s death, disability or retirement. Share-based awards granted or modified subsequent to the adoption of FAS 123(R) are amortized to compensation expense over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.
The fair value of restricted stock awards is determined based upon the closing market price of the Company’s Common Stock on the date of grant. The restricted stock awards generally vest at the end of a five-year period following the date of grant, subject to accelerated vesting due to death, disability, retirement or change-in-control provisions. The Company issues new shares upon the granting of restricted stock. However, no new shares are issued upon the granting of restricted stock units until such units become vested. Dividends or dividend equivalents are paid on all restricted stock awards during the vesting period.
The Company has not granted stock options since January 2004. The grant date fair value of stock options was estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities were estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The Company was not aware of information in determining the grant date fair value that would have indicated that future volatility would be expected to be significantly different than historical volatility. The expected term of the option was derived from historical data and represents the period of time that options are estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant. Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options.
Fair Value Measurements: The Company’s fair value measurements are described further in Note D. Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. FAS 157 specifies a hierarchy of valuation techniques for fair value measurements based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with FASB Staff Position FAS 157-2, Effective Date of FASB Statement 157 (“FSP 157-2”), the application of FAS 157 to nonfinancial assets and liabilities was effective for the Company beginning January 1, 2009.
Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites. The estimated liability is not reduced for possible recoveries from insurance carriers or other third parties.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Exit or Disposal Activities: The Company accounts for exit costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). As prescribed by FAS 146, liabilities for costs associated with the exit or disposal activity are recognized when the liability is incurred.
Variable Interest Entities: The Company has no investments in or known contractual arrangements with variable interest entities.
Segment Information: The Company uses the “management approach” for determining its reportable segment information. The management approach is based on the way management organizes the reportable segments within the Company for making operating decisions and assessing performance.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates included in the accompanying consolidated financial statements.
NOTE C — SHORT-TERM INVESTMENTS
The following is a summary of short-term investments at December 31:

	2008	2007
	($ thousands)
Certificates of deposit, at cost plus accrued interest	$117,855	$—
Auction rate debt securities consisting of U.S., state and local municipal securities, at fair value	—	74,373
Preferred equity securities, at fair value	—	5,000

Total	$117,855	$79,373

As of December 31, 2008, short-term investments consist of FDIC-insured certificates of deposit. The Company sold $107.4 million, $348.0 million and $372.3 million in short-term investments during the years ended December 31, 2008, 2007 and 2006, respectively, with no realized gains or losses.
For the years ended December 31, 2008 and 2007, the weighted-average tax equivalent yield on the Company’s short-term investments was 3.2% and 5.8%, respectively.
NOTE D — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments, except for capitalized leases.
Cash and Cash Equivalents: Cash and cash equivalents are reported in the consolidated balance sheets at fair value.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Short-Term Investments: Certificates of deposit are reported in the December 31, 2008 consolidated balance sheet at cost plus accrued interest, which approximates fair value. Debt and preferred equity securities are reported at fair value in the consolidated balance sheet at December 31, 2007.
Long-Term Investments: Long-term investments consist of an available for sale auction rate security, for which the underlying security matures in 2025. The security is reported at fair value in other long-term assets in the balance sheet at December 31, 2008.
Debt: At December 31, 2008 and 2007, the Company had no borrowings under its revolving Credit Agreement. Debt reported in the consolidated balance sheets consists of capital lease obligations.
The carrying amounts and fair value of the Company’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ thousands)
Cash and cash equivalents:
Cash	$5,275	$5,275	$7,904	$7,904
Money market funds	95,605	95,605	76,103	76,103
Commercial paper	—	—	9,798	9,798

Total cash and cash equivalents	$100,880	$100,880	$93,805	$93,805

Short-term investments
Certificates of deposit	$117,855	$117,855	$—	$—
Debt and preferred equity securities	—	—	79,373	79,373

Total short-term investments	$117,855	$117,855	$79,373	$79,373

Long-term investments (available for sale security)	$608	$608	$—	$—
Interest Rate Instruments: The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines, which have variable interest rates. During 2008 and 2007, the Company incurred no borrowings and had no outstanding debt obligations other than letters of credit under the Credit Agreement.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Effective January 1, 2008, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy specified by FAS 157 is as follows:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents, for each of the fair value hierarchy levels, the Company’s assets at December 31, 2008 that are measured at fair value on a recurring basis:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	($ thousands)
Assets
Money market funds (U.S. government obligations including U.S. Treasury securities)(1)	$95,605	$95,605	$—	$—
Available for sale security(2)	608	—	608	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan(3)	7,427	7,427	—	—

Total assets measured at fair value on a recurring basis	$103,640	$103,032	$608	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)	Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet.

(3)	Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Voluntary Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other long-term assets in the consolidated balance sheet. A corresponding liability is included in other long-term liabilities in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments, which consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm.
NOTE E — FEDERAL AND STATE INCOME TAXES
Significant components of the provision for income taxes for the years ended December 31 are as follows:

	2008	2007	2006
	($ thousands)
Current provision (credit):
Federal	$6,002	$21,845	$42,362
State	968	5,341	8,372
Foreign	1,201	620	(67)

	8,171	27,806	50,667

Deferred provision (credit):
Federal	10,421	5,535	243
State	2,153	644	61
Foreign	(3)	(19)	47

	12,571	6,160	351

Total provision for income taxes	$20,742	$33,966	$51,018

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the deferred tax provision for the years ended December 31 are as follows:

	2008	2007	2006
	($ thousands)
Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	$9,053	$8,472	$3,538
Changes in reserves for workers’ compensation and cargo claims	2,338	(1,803)	(3,226)
Revenue recognition	(3,174)	562	(977)
Nonunion pension and other retirement plans	6,143	(2,860)	4,775
Deferred compensation plans	1,493	384	(781)
Share-based compensation	(1,392)	(1,019)	(785)
Other	(1,890)	2,424	(2,193)

Deferred tax provision	$12,571	$6,160	$351

Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
	($ thousands)
Deferred tax assets:
Accrued expenses	$49,775	$53,335
Pension liabilities	27,744	14,053
Postretirement liabilities other than pensions	7,801	7,636
Share-based compensation	3,487	2,111
State net operating loss carryovers	838	838
Other	205	651

Total deferred tax assets	89,850	78,624
Valuation allowance	(838)	(958)

Total deferred tax assets, net of valuation allowance	89,012	77,666

Deferred tax liabilities:
Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	69,805	61,292
Revenue recognition	3,642	6,934
Prepaid expenses	3,503	3,661

Total deferred tax liabilities	76,950	71,887

Net deferred tax assets	$12,062	$5,779

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Reconciliation between the effective income tax rate, as computed on income from continuing operations before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2008	2007	2006
	($ thousands)
Income tax at the statutory federal rate of 35%	$17,468	$31,777	$46,032
Federal income tax effects of:
State income taxes	(1,092)	(2,160)	(2,948)
Nondeductible expenses	1,443	2,091	1,922
Life insurance proceeds and changes in cash surrender value	1,225	(586)	(866)
Dividends received deduction	(44)	(317)	(326)
Tax-exempt investment income	(22)	(1,451)	(1,324)
Alternative fuel credit	(1,024)	(960)	—
Other	(1,531)	(1,014)	115

Federal income taxes	16,423	27,380	42,605
State income taxes	3,121	5,985	8,433
Foreign income taxes	1,198	601	(20)

Total provision for income taxes	$20,742	$33,966	$51,018

Effective tax rate	41.6%	37.4%	38.8%

Income taxes paid totaled $28.8 million in 2008, $39.6 million in 2007 and $58.0 million in 2006 before income tax refunds of $7.6 million in 2008, $10.6 million in 2007 and $10.6 million in 2006.
The tax benefit for exercised options in 2008 is $1.0 million of which $0.9 million is reflected in paid-in capital. The paid-in capital benefit could increase as additional information becomes available to the Company regarding stock sales by employees. The tax benefits associated with stock options exercised totaled $0.9 million in 2007 and $2.3 million in 2006, which are reflected in paid-in capital. In 2008, the Company began recognizing the income tax benefits of dividends on share-based payment awards as an increase in paid-in capital as required under EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment. The tax benefit of dividends on share-based payment awards of $0.1 million is reflected in paid-in capital.
The Company had state net operating loss carryovers of approximately $12.1 million at December 31, 2008. These state net operating loss carryovers expire in five years or less. As of December 31, 2008 and 2007, the Company had a valuation allowance of approximately $0.8 million for state net operating loss carryovers for which realization is not likely. In 2008, the total valuation allowance was decreased $0.1 million due to the expectation of realization of foreign loss carryovers.
During 2007, the U.S. Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax return for 2004, and no changes were made to the Company’s return. The Company is under examination by certain state taxing authorities. Although the outcome of tax audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial position, results of operations or cash flows.
Effective January 1, 2007, the Company adopted FIN 48, which establishes the accounting and disclosure requirements for uncertain tax positions. FIN 48 requires a two-step approach to evaluate tax positions and determine if they should be recognized. This approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. Federal income tax returns filed for years through 2004 are closed by the applicable statute

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
of limitations. In considering the provisions of FIN 48, as applied to the Company’s tax positions, the Company has determined that no reserves for uncertain tax positions are required at December 31, 2008 and 2007 or during the years then ended. The Company is not aware of any matters that would cause a significant change in this determination in 2009.
Interest expense related to amended state income tax returns yet to be filed was less than $0.1 million for the year ended December 31, 2008. At both December 31, 2008 and 2007, the accrued interest liability, which related to state income taxes to be paid on amended returns, totaled $1.0 million. No interest was paid related to federal income taxes during 2008, 2007 or 2006.
NOTE F — OPERATING LEASES AND COMMITMENTS
While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Rental expense totaled $16.2 million in 2008, $14.7 million in 2007, and $14.3 million in 2006.
The future minimum rental commitments, net of minimum rentals to be received under noncancelable subleases, as of December 31, 2008, for all noncancelable operating leases are as follows:

			Equipment
			and
Period	Total	Terminals	Other
	($ thousands)
2009	$12,058	$10,885	$1,173
2010	9,123	9,060	63
2011	6,927	6,893	34
2012	4,649	4,649	—
2013	2,991	2,991	—
Thereafter	4,287	4,287	—

	$40,035	$38,765	$1,270

Certain of the leases are renewable for additional periods with similar rent payments. In addition to the above, the Company has guaranteed rent payments through March 2012 totaling $0.8 million for office space that continues to be leased by Clipper Exxpress Company (“Clipper”), an intermodal transportation subsidiary that was sold in June 2006. Future minimum rentals to be received under noncancelable subleases totaled approximately $0.2 million at December 31, 2008.
Commitments to purchase revenue equipment, property and other equipment, which are cancelable by the Company if certain conditions are met, were approximately $43.9 million at December 31, 2008.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE G — LONG-TERM DEBT AND CREDIT AGREEMENT

	December 31
	2008	2007
	($ thousands)
Revolving credit agreement(1)	$—	$—
Capitalized lease obligations(2)	1,616	1,571

	1,616	1,571
Less current portion	159	171

	$1,457	$1,400

(1)	The Company has a revolving credit agreement (the “Credit Agreement”) dated May 4, 2007, with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received from participating lenders.

Interest rates under the Credit Agreement are at variable rates, as defined. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. The Company has a senior unsecured debt rating of BBB+ with a stable outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Company has no downward rating triggers that would accelerate the maturity of amounts drawn under the Credit Agreement. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount. The Credit Agreement contains various customary covenants, which limit, among other things, indebtedness and dispositions of assets and require the Company to maintain compliance with certain quarterly financial ratios. As of December 31, 2008, the Company was in compliance with the covenants.

Borrowing capacity under the Credit Agreement is presented below:

	December 31
	2008	2007
	($ thousands)
Revolving credit limit	$325,000	$325,000
Outstanding revolver advances	—	—
Letters of credit	(50,918)	(53,557)

Borrowing capacity	$274,082	$271,443

(2)	The Company has capitalized lease obligations related to real estate and certain computer equipment. These obligations have a weighted-average interest rate of 5.89% at December 31, 2008.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
     The future minimum payments under capitalized leases at December 31, 2008, consisted of the following:

($ thousands)
2009	$250
2010	250
2011	254
2012	260
2013	204
Thereafter	844

Total minimum lease payments	2,062
Less amounts representing interest	446

Present value of net minimum leases included in long-term debt	$1,616

     Assets held under capitalized leases at December 31 are included in property, plant and equipment as follows:

	2008	2007
	($ thousands)
Real estate	$1,529	$1,499
Service, office and other equipment	151	1,364

	1,680	2,863
Less accumulated amortization	290	1,329

	$1,390	$1,534

     Amortization of assets under capital leases is included in depreciation expense.
The Company paid interest of $0.5 million in 2008, $0.6 million in 2007, and $0.3 million in 2006, net of capitalized interest which totaled $0.1 million for the year ended December 31, 2008 and $0.2 million for both of the years ended December 31, 2007 and 2006.
NOTE H — ACCRUED EXPENSES

	December 31
	2008	2007
	($ thousands)
Accrued salaries, wages and incentive plans	$11,630	$19,228
Accrued vacation pay	40,115	39,419
Taxes other than income	6,960	7,077
Loss, injury, damage and workers’ compensation claims reserves	80,539	87,690
Current portion of supplemental pension plan benefits	—	5,600
Other	8,296	7,617

	$147,540	$166,631

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE I — EMPLOYEE BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Pension and Postretirement Health Plans
The Company has a funded noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006 (see Defined Contribution Plans within this note). Benefits are generally based on years of service and employee compensation. The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974, with the maximum contributions not to exceed deductible limits under the U.S. Internal Revenue Code.
The Company also has an unfunded supplemental pension benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s defined benefit plan. Under the SBP, the Company will pay sums in addition to amounts payable under the defined benefit plan to eligible participants. Participation in the SBP is limited to employees of the Company and ABF who are participants in the Company’s defined benefit plan and who are designated as participants in the SBP by the Company’s Board of Directors. The SBP provides that if a timely election is made prior to a participant’s termination, the participant may elect either a lump-sum payment or a deferral of receipt of the benefit. The SBP includes a provision that deferred benefits accrued under the SBP will be paid in the form of a lump sum following a change in control of the Company. The Compensation Committee of the Company’s Board of Directors elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Long-Term Cash Incentive Plan within this note).
The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, dental benefits, accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory with the Company paying the premiums. The prescription drug benefits provided under the Company’s postretirement health benefit plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Prescription Drug Act. The Company made eligible gross payments for prescription drug benefits throughout 2006 and received the Medicare Part D subsidy on those payments in 2007. The Company has applied for and expects to receive in 2009 the Medicare Part D subsidy for eligible gross payments made for prescription drug benefits in 2007.
The Company adopted FAS 158 on December 31, 2006, and as a result, recognized the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its nonunion pension plan, SBP and postretirement health benefit plan in the accompanying balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income recorded at adoption of FAS 158 that was previously netted against the plan’s funded status in the Company’s consolidated balance sheet in accordance with the provisions of FAS 87 was $55.2 million ($33.8 million, net of taxes). This amount is being recognized as net periodic benefit cost in the consolidated statements of income pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise but which are not included in net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. Those amounts are subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of FAS 158.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion benefit plans for years ended December 31:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$196,253	$196,848	$24,181	$26,506	$19,467	$18,437
Service cost	9,178	9,995	581	796	173	185
Interest cost	11,733	11,030	1,070	1,256	1,168	1,140
Actuarial loss (gain) and other	2,652	(7,736)	(530)	878	(106)	549
Benefits paid	(17,831)	(13,884)	(6,218)	(5,255)	(813)	(844)

Benefit obligations at end of year	201,985	196,253	19,084	24,181	19,889	19,467

Change in plan assets
Fair value of plan assets at beginning of year	184,717	182,034	—	—	—	—
Actual (loss) return on plan assets and other	(41,310)	11,567	—	—	—	—
Employer contributions	25,000	5,000	6,218	5,255	813	844
Benefits paid	(17,831)	(13,884)	(6,218)	(5,255)	(813)	(844)

Fair value of plan assets at end of year	150,576	184,717	—	—	—	—

Funded status	$(51,409)	$(11,536)	$(19,084)	$(24,181)	$(19,889)	$(19,467)

Accumulated benefit obligation	$181,199	$174,751	$16,341	$18,693	$19,889	$19,467

Amounts recognized in the consolidated balance sheets at December 31 consist of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
	($ thousands)
Current liabilities (included in accrued expenses)	$—	$—	$—	$(5,600)	$(910)	$(725)
Noncurrent liabilities (included in pension and postretirement liabilities)	(51,409)	(11,536)	(19,084)	(18,581)	(18,979)	(18,742)

Liabilities recognized	$(51,409)	$(11,536)	$(19,084)	$(24,181)	$(19,889)	$(19,467)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Plan
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	($ thousands)
Components of net periodic benefit cost
Service cost	$9,178	$9,995	$9,846	$581	$796	$893	$173	$185	$166
Interest cost	11,733	11,030	10,425	1,070	1,256	1,536	1,168	1,140	1,012
Expected return on plan assets	(13,718)	(14,044)	(13,244)	—	—	—	—	—	—
Transition (asset) obligation recognition	—	—	—	(57)	(116)	(123)	135	135	135
Amortization of prior service (credit) cost	(897)	(897)	(919)	1,560	1,560	1,560	—	—	8
Pension settlement expense	—	—	—	1,540	1,665	10,192	—	—	—
Recognized net actuarial loss(1)	3,274	4,153	5,453	723	1,408	1,165	657	1,034	1,261

Net periodic benefit cost	$9,570	$10,237	$11,561	$5,417	$6,569	$15,223	$2,133	$2,494	$2,582

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.
The Company is required to record pension settlement expense when cash payouts exceed annual service and interest costs of the related plan. The following is a summary of the obligations settled and pension settlement expense related to the SBP:

	2008	2007	2006
	($ thousands, except per share data)
Obligations settled	$6,218	$5,255	$26,481
Pension settlement expense, pre-tax	$1,540	$1,665	$10,192
Pension settlement expense per diluted share, net of taxes	$0.04	$0.04	$0.24
Based on available information, the Company does not anticipate settling pension obligations or recording pension settlement expense during 2009.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Included in accumulated other comprehensive loss at December 31 are the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
			($ thousands)
Unrecognized net actuarial loss	$81,798	$27,392	$4,329	$7,136	$5,945	$6,709
Unrecognized prior service (credit) cost	(903)	(1,800)	1,396	2,955	—	—
Unrecognized net transition (asset) obligation	—	—	—	(70)	532	666

Total	$80,895	$25,592	$5,725	$10,021	$6,477	$7,375

The following amounts, which are included in accumulated other comprehensive loss, are expected to be recognized as components of net periodic benefit cost in 2009 on a pre-tax basis:

	Nonunion	Supplemental
	Defined Benefit	Benefit	Postretirement
	Pension Plan	Pension Plan	Health Plan
		($ thousands)
Unrecognized net actuarial loss	$8,800	$650	$579
Unrecognized prior service (credit) cost	(897)	1,396	—
Unrecognized net transition obligation	—	—	135

Total	$7,903	$2,046	$714

Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2008	2007	2008	2007	2008	2007
Discount rate(1)	6.3%	6.1%	6.1%	5.8%	6.1%	6.5%
Rate of compensation increase	3.3%	3.3%	4.0%	4.0%	N/A	N/A

(1)	The discount rate was determined at December 31, 2008 and 2007, respectively.
The Company’s discount rate for determining its benefit obligations was estimated by matching projected cash distributions from each plan with the appropriate corporate bond yields in a yield curve analysis.
Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Plan
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate(1)	6.1%	5.8%	5.5%	5.8%	5.5%	5.5%	6.5%	5.8%	5.5%
Expected return on plan assets	7.6%	7.9%	7.9%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	3.3%	4.0%	4.0%	4.0%	4.0%	4.0%	N/A	N/A	N/A

(1)	The discount rate was determined at December 31, 2007, 2006 and 2005, respectively, for the years 2008, 2007 and 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 are as follows:

	2008	2007
Health care cost trend rate assumed for next year	9.0%	10.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.0%
Year that the rate reaches the ultimate trend rate	2017	2016
The health care cost trend rates have a significant effect on the amounts reported for health care plans. A one- percentage-point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2008:

	One Percentage Point
	Increase	Decrease
	($ thousands)
Effect on total of service and interest cost components	$204	$(167)
Effect on postretirement benefit obligation	$2,905	$(2,396)
The Company establishes the expected long-term rate of return on nonunion pension plan assets by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the pension plan investment mix provided by the plan’s investment advisors. The Company uses the historical information to determine if there has been a significant change in the nonunion pension plan’s investment return history. If it is determined that there has been a significant change, the rate is adjusted up or down, as appropriate, by a portion of the change. This approach is intended to establish a long-term, nonvolatile rate. The Company’s long-term expected rate of return utilized in determining its 2009 nonunion pension plan expense is expected to be 6.0%.
The weighted-average asset allocation of the Company’s nonunion defined benefit pension plan at December 31 is summarized in the following table:

	2008	2007
Equity Securities
Large Cap U.S. Equity	28.4%	36.1%
Small Cap U.S. Equity	12.1	14.8
International Equity	7.6	11.1

Fixed Income Securities
U.S. Fixed Income	39.0	38.0
Cash Equivalents	12.9	—

	100.0%	100.0%

The investment strategy for the Company’s nonunion defined benefit pension plan is to maximize the long-term return on plan assets subject to an acceptable level of investment risk, liquidity risk and long-term funding risk utilizing target asset allocations for investments. The plan’s long-term asset allocation policy is intended to achieve a reasonable return, protect or improve the purchasing power of plan assets and limit the possibility of experiencing a substantial loss over a one-year period. The plan did not achieve its return objectives in 2008 due to the significant decline in the overall financial markets during the year.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
At December 31, 2008, the target allocations and acceptable ranges were as follows:

	Target	Acceptable
	Allocation	Range
Equity Securities
Large Cap U.S. Equity	35.0%	30.0% - 40.0%
Small Cap U.S. Equity	15.0%	11.0% - 19.0%
International Equity	10.0%	8.0% - 12.0%

Fixed Income Securities
U.S. Fixed Income	40.0%	35.0% - 45.0%
Cash Equivalents	0.0%	0.0% - 5.0%
Investment balances and results are reviewed quarterly. Although investment allocations which fall outside the acceptable range at the end of any quarter are usually rebalanced based on the target allocation, the Company has the discretion to maintain cash or other short-term investments during periods of market volatility. The Company made a $20.0 million contribution to the pension trust in December 2008 which was invested in money market funds as of December 31, 2008 rather than allocated according to established targets. Target allocations will be reviewed by management and the plan’s investment advisors in 2009 and may be revised based on that review.
Index funds are primarily used for investments in equity and fixed income securities. Investment performance is generally compared to the three-to-five year performance of recognized market indices. Certain types of investments and transactions are prohibited or restricted by the Company’s written investment policy, including short sales; purchase or sale of futures; options or derivatives for speculation or leverage; private placements; purchase or sale of commodities; or illiquid interests in real estate or mortgages.
The Company does not expect to have required minimum contributions, but could make tax-deductible contributions to its pension plan in 2009. Based upon current information, the Company anticipates making contributions of up to $25.0 million in 2009, which will not exceed the estimated maximum tax-deductible contribution.
Estimated future benefit payments from the Company’s nonunion defined benefit pension, supplemental pension and postretirement health plans, which reflect expected future service, as appropriate, are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Plan
	($ thousands)
2009	$17,831	$—	$910
2010	18,835	—	1,009
2011	18,505	—	1,097
2012	18,370	3,942	1,137
2013	17,267	10,913	1,196
2014–2018	74,746	7,880	6,496

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Deferred Compensation Plans
The Company has deferred salary agreements with certain executives for which liabilities of $6.4 million and $6.6 million as of December 31, 2008 and 2007, respectively, have been recorded as accrued expenses and other liabilities in the accompanying consolidated balance sheets. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company. The Compensation Committee of the Company’s Board of Directors elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Cash Incentive Plan (see Long-Term Cash Incentive Plan within this note).
An additional benefit plan provides certain death and retirement benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company has liabilities of $1.4 million and $1.5 million at December 31, 2008 and 2007, respectively, for future costs under this plan, which are reflected as other liabilities in the accompanying consolidated balance sheets.
The Company maintains a Voluntary Savings Plan, a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the Voluntary Savings Plan by making an election before the compensation is payable. The Company credits participants’ accounts with applicable matching contributions and rates of return based on a portfolio selected by the participants from the investments available in the plan. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the accompanying consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2008 and 2007, $7.4 million and $14.8 million, respectively, are included in other assets with a corresponding amount recorded in other liabilities.
Defined Contribution Plans
The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all of its employees. The plans permit participants to defer a portion of their salary up to a maximum of 75% as provided in Section 401(k) of the U.S. Internal Revenue Code. The Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $4.2 million for 2008 and $4.4 million for both 2007 and 2006.
In place of the Company’s nonunion defined benefit pension plan, all nonunion employees hired subsequent to December 31, 2005, participate in a defined contribution plan into which the Company may make discretionary contributions. Participants will be fully vested in the contributions made to their account after three years of service. All employees who were participants in the defined benefit pension plan on December 31, 2005, will continue in that plan. The Company recognized expense of $1.1 million, $0.8 million and $0.3 million in 2008, 2007 and 2006, respectively, related to the Company’s contributions to this plan.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Long-Term Cash Incentive Plan
Pursuant to stockholder approval of the 2005 Ownership Incentive Plan, the Compensation Committee of the Company’s Board of Directors created a performance-based Long-Term Cash Incentive Plan (the “C-LTIP”) effective January 2006. Participants in the C-LTIP are officers of the Company or its subsidiaries who are not participants in the Company’s SBP or deferred salary agreement program. The C-LTIP incentive, which is generally earned over three years, is based 60% on return on capital employed and 40% on the Company achieving specified levels of profitability or earnings per share growth, as defined in the C-LTIP. Minimum levels of return on capital employed and growth must be achieved for any incentive to be earned. The Company has accrued $0.4 million at both December 31, 2008 and 2007 for estimated future distributions under the C-LTIP, which are reflected as accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Other Plans
Other long-term assets include $36.4 million and $39.7 million at December 31, 2008 and 2007, respectively, in cash surrender value of variable life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and certain deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies are invested in equity and fixed income securities and are, therefore, subject to market volatility. In 2008, a loss of $3.6 million due to the effect of declines in the overall financial markets on the cash surrender value of these policies was recognized in other expense in the accompanying consolidated statement of income. In 2007 and 2006, the Company recognized gains of $1.7 million and $2.8 million, respectively, associated with changes in the cash surrender value and proceeds from life insurance policies.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees, as set forth in the fund’s trust agreements. ABF contributes to these plans monthly based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements. ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid. The Company intends to meet its obligations to the multiemployer plans under its collective bargaining agreement with the IBT.
In 2006, the Pension Protection Act (the “Act”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The Act mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The Act also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans, if such plans fall below the required funding levels. In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allows multiemployer plans the option to freeze their funding certification based on the funding status of the previous plan year. In addition, the Recovery Act provides multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 a three-year extension of the plan’s funding improvement or rehabilitation period.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
ABF currently contributes to 26 multiemployer pension plans, which vary in size and in funding status. In the event of the termination of a multiemployer pension plan or if ABF were to withdraw from a multiemployer pension plan, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.
Approximately 50% of ABF’s contributions are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). The Company understands that the funded percentage of the Central States Pension Fund was 73.2% as of January 1, 2008, but that the funding percentage has likely significantly decreased during 2008 due to declines in the overall financial markets. In March 2008, the Central States Pension Fund reported that it adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which, as a result of the Act, placed the Central States Pension Fund in “critical status.” In 2005, the IRS extended the period over which the Central States Pension Fund amortizes unfunded liabilities by ten years. Due to the decline in asset values associated with the returns in the financial markets during 2008, the funding level of the Central States Pension Fund for the plan year beginning January 1, 2009 may drop below the targeted funding ratio set forth as a condition of the ten-year amortization extension. In early 2009, the Central States Pension Fund requested that the IRS suspend the funded ratio condition of the ten-year amortization extension. The Central States Pension Fund has communicated to the Company that it believes that the request for suspension of the funded ratio will be granted due, in part, to the fact that the amortization extension approved by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. In the unlikely event the IRS denies the request to suspend the funded ratio condition of the amortization extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funding deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of events that would require recognition of liabilities for ABF’s share of a funding deficiency is remote.
The Company anticipates that a number of other plans in which ABF participates will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funding status as required by the Act. Based upon currently available information, the Company believes that the contribution rates under the new collective bargaining agreement will comply with any rehabilitation plan that may be adopted for the majority of other multiemployer pension plans in which ABF participates. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the Act for underfunded plans, the Act would impose additional contribution requirements on ABF in the form of a surcharge of an additional 5% to 10%. However, under ABF’s five-year collective bargaining agreement that became effective April 1, 2008, any surcharges that may be required by the Act are covered by the contractual contribution rate and should not increase ABF’s overall contribution obligation. The plan’s trustees have the ability to take a wide range of actions to improve the funding status of the plan which include adopting an automatic five-year extension of the amortization period available under the Act; requesting an additional five-year extension from the IRS; obtaining changes to or waivers of the requirements used by the plan to calculate funding levels; or modifying pension benefits.
The underfunded status of many plans in which ABF participates occurred over many years, and management believes that an improved funded status will also take time to be achieved. The Company believes that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans utilizing a combination of several possible initiatives as they have done in the past, although the Company cannot make any assurances in this regard. While increasing employer contributions is one potential remedy to

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
address the underfunded status, it is the Company’s understanding that ABF’s annual contribution increases are limited to negotiated contribution rates through March 2013 as provided in the current collective bargaining agreement, which also complies with the Central States Pension Fund’s rehabilitation plan. Other alternatives that may be pursued by the trustees of underfunded plans include reducing or eliminating certain “adjustable benefits” of the plan or redesigning the plan structure. Furthermore, additional legislative changes or action taken by governmental agencies could provide relief.
ABF’s aggregate contributions to the multiemployer health, welfare and pension plans for the years ended December 31 are as follows:

	2008	2007	2006
	($ thousands)
Health and welfare	$108,792	$108,132	$105,197
Pension	111,064	109,959	104,076

Total contributions to multiemployer plans	$219,856	$218,091	$209,273

NOTE J — STOCKHOLDERS’ EQUITY
Common Stock: The following table is a summary of dividends declared during the applicable quarter:

	2008		2007		2006
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter	$0.15	$3,803	$0.15	$3,780	$0.15	$3,801
Second quarter	$0.15	$3,846	$0.15	$3,790	$0.15	$3,845
Third quarter	$0.15	$3,848	$0.15	$3,790	$0.15	$3,827
Fourth quarter	$0.15	$3,847	$0.15	$3,805	$0.15	$3,796
Stockholders’ Rights Plan: Under the Company’s stockholders’ rights plan, each issued and outstanding share of Common Stock has associated with it one Common Stock right to purchase a share of Common Stock from the Company at an exercise price of $80 per right. The rights are not currently exercisable, but could become exercisable if certain events occur, including the acquisition of 15% or more of the outstanding Common Stock of the Company. Under certain conditions, the rights will entitle holders, other than an acquirer in a nonpermitted transaction, to purchase shares of Common Stock with a market value of two times the exercise price of the right. The rights will expire in 2011 unless extended. On May 18, 2007, the Company amended its stockholders’ rights plan to permit a named stockholder to beneficially own up to 17.999% of the Company’s Common Stock without causing the rights to become exercisable.
Treasury Stock: The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2008, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.
Stock Awards: As of December 31, 2008, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (the “2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. As of December 31, 2008, the Company had not elected to treat any exercised options as Employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.
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
Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding – January 1, 2008	491,560	$37.35
Granted	183,380	39.48
Vested	(28,866)	36.05
Forfeited	(18,552)	37.65

Outstanding – December 31, 2008	627,522	$38.03

The Compensation Committee of the Board of Directors granted restricted stock and restricted stock units under the 2005 Plan during the years ended December 31, 2008, 2007 and 2006 as follows:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

2008	183,380	$39.48
2007	191,520	38.98
2006	192,500	39.15
The fair value of restricted stock that vested was $1.0 million in 2008, $0.7 million in 2007 and $1.0 million in 2006.
Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2008 was approximately $13.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	Under Option	Exercise Price	Term	($000)(1)

Outstanding – January 1, 2008	722,784	$25.24
Granted	—	—
Exercised	(143,240)	22.01
Forfeited	(3,180)	29.10

Outstanding – December 31, 2008	576,364	$26.02	3.5	$2,359

Options outstanding at December 31, 2008 which are vested or expected to vest	576,364	$26.02	3.5	$2,359

Exercisable – December 31, 2008	529,329	$25.74	3.4	$2,311

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on December 31, 2008 over the exercise price of the option.
The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2008	2007	2006
	($ thousands)
Intrinsic value of options exercised	$2,596	$2,217	$6,657
Cash proceeds of options exercised	2,976	2,683	5,877
Tax benefit of options exercised	853	862	2,299
There was no unrecognized compensation cost related to stock option awards outstanding as of December 31, 2008.
Accumulated Other Comprehensive Loss: Components of accumulated other comprehensive loss are as follows at December 31:

	2008	2007	2006
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(1,022)	$(422)	$(524)
Unrecognized net periodic benefit costs (see Note I)	(93,097)	(42,988)	(55,762)

Total	$(94,119)	$(43,410)	$(56,286)

After-tax amounts:
Foreign currency translation	$(625)	$(257)	$(318)
Unrecognized net periodic benefit costs (see Note I)	(56,882)	(26,266)	(34,071)

Total	$(57,507)	$(26,523)	$(34,389)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE K — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006
	($ thousands, except share and per share data)
Numerator:
Numerator for earnings per share –
Income from continuing operations	$29,168	$56,825	$80,501
Discontinued operations, net of tax	—	—	3,593

Net income	$29,168	$56,825	$84,094

Denominator:
Denominator for basic earnings per share –
Weighted-average shares	24,976,412	24,822,673	25,134,308
Effect of dilutive securities:
Restricted stock awards and stock options	303,551	294,924	369,491

Denominator for diluted earnings per share –
Adjusted weighted-average shares and assumed conversions	25,279,963	25,117,597	25,503,799

NET INCOME PER SHARE
Basic
Income from continuing operations	$1.17	$2.29	$3.21
Discontinued operations	—	—	0.14

Net income	$1.17	$2.29	$3.35

Diluted
Income from continuing operations	$1.15	$2.26	$3.16
Discontinued operations	—	—	0.14

Net income	$1.15	$2.26	$3.30

For the year ended December 31, 2008, outstanding stock awards of 176,425 were antidilutive and not included in the net income per diluted share calculations, because their inclusion would have the effect of increasing the earnings per share amount. The Company had no outstanding stock awards that were antidilutive during the years ended December 31, 2007 or 2006.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment. The operations of Clipper, which are reported as discontinued operations in the accompanying consolidated statements of income, were previously reported as a separate segment prior to its sale in June 2006.
ABF is headquartered in Fort Smith, Arkansas, and provides direct service to over 98% of the cities in the United States having a population of 30,000 or more. The operations of ABF include, in the aggregate, national, inter-regional and regional transportation of general commodities through standard, expedited and guaranteed LTL services.
The Company’s other business activities and operating segments that are not reportable include FleetNet America, Inc., a third-party vehicle maintenance company; Arkansas Best Corporation, the parent holding company; and other subsidiaries.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following table reflects reportable operating segment information for the Company for the years ended December 31, as well as a reconciliation of reportable segment information to the Company’s consolidated operating revenues, operating expenses, operating income and consolidated income from continuing operations before income taxes:

	2008	2007	2006
	($ thousands)
OPERATING REVENUES
ABF	$1,758,780	$1,770,749	$1,831,351
Other revenues and eliminations	74,272	66,129	50,149

Total operating revenues	$1,833,052	$1,836,878	$1,881,500

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$1,049,470	$1,072,373	$1,077,366
Fuel, supplies and expenses	341,826	293,056	293,203
Operating taxes and licenses	47,088	47,682	48,116
Insurance	21,370	22,230	28,584
Communications and utilities	15,102	15,334	15,269
Depreciation and amortization	74,000	74,231	63,519
Rents and purchased transportation	158,943	160,062	179,587
Gain on sale of property and equipment	(3,723)	(4,347)	(3,416)
Other	6,269	5,607	4,007

	1,710,345	1,686,228	1,706,235

Other and eliminations	74,183	65,806	50,586

Total operating expenses and costs	$1,784,528	$1,752,034	$1,756,821

OPERATING INCOME (LOSS)
ABF	$48,435	$84,521	$125,116
Other and eliminations	89	323	(437)

	48,524	84,844	124,679

OTHER INCOME (EXPENSE)
Interest and dividend income	5,937	5,671	4,996
Interest expense and other related financing costs	(1,181)	(1,189)	(1,119)
Other, net(1)	(3,370)	1,465	2,963

	1,386	5,947	6,840

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$49,910	$90,791	$131,519

(1)	In 2008, other expense includes losses on cash surrender value of variable life insurance policies of $3.6 million.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following table provides asset, capital expenditure and depreciation and amortization information by reportable operating segment for the Company, as well as reconciliations of reportable segment information to the Company’s consolidated assets, capital expenditures and depreciation and amortization:

	2008	2007	2006
	($ thousands)
ASSETS
ABF	$732,826	$720,496	$687,403
Discontinued operations(1)	—	—	—
Other and eliminations(2)	239,472	262,853	251,313

Total consolidated assets	$972,298	$983,349	$938,716

CAPITAL EXPENDITURES, GROSS
ABF	$57,674	$96,702	$141,955
Discontinued operations(1)	—	—	2,544
Other equipment and information technology purchases	1,395	1,467	2,964

Total consolidated capital expenditures, gross(3)	$59,069	$98,169	$147,463

DEPRECIATION AND AMORTIZATION EXPENSE
ABF	$74,000	$74,231	$63,519
Discontinued operations(1)	—	—	753
Other	2,872	3,087	3,455

Total consolidated depreciation and amortization expense	$76,872	$77,318	$67,727

(1)	Represents amounts related to Clipper which was sold on June 15, 2006 (see Note P).

(2)	Includes cash and short-term investments.

(3)	Includes assets acquired through capital leases totaling $0.3 million in 2008 and $1.5 million in 2007.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE M — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables below present unaudited quarterly financial information for 2008 and 2007:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	($ thousands, except share and per share data)
Operating revenues	$447,511	$498,514	$495,815	$391,211
Operating expenses and costs	434,359	472,832	470,323	407,013

Operating income (loss)	13,152	25,682	25,492	(15,802)
Other income (expense) — net	969	1,130	605	(1,318)
Income taxes	5,577	10,657	10,655	(6,147)

Net income (loss)	$8,544	$16,155	$15,442	$(10,973)

Net income (loss) per share — basic	$0.34	$0.65	$0.62	$(0.44)

Average shares outstanding — basic	24,873,651	24,968,217	25,013,314	25,023,794

Net income (loss) per share — diluted	$0.34	$0.64	$0.61	$(0.44)

Average shares outstanding — diluted	25,093,540	25,325,978	25,382,786	25,023,794

(1)	Fourth quarter 2008 operating results were primarily impacted by an 11.5% decline in ABF’s freight tonnage on a per day basis compared to the fourth quarter of 2007 which had a negative impact on ABF’s operating leverage.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ thousands, except share and per share data)
Operating revenues	$427,813	$463,703	$486,039	$459,323
Operating expenses and costs	421,035	433,388	457,853	439,758

Operating income	6,778	30,315	28,186	19,565
Other income — net	1,088	1,839	1,788	1,232
Income taxes	3,067	12,532	11,058	7,308

Net income	$4,799	$19,622	$18,916	$13,489

Net income per share — basic	$0.19	$0.79	$0.76	$0.54

Average shares outstanding — basic	24,828,355	24,769,569	24,820,079	24,870,847

Net income per share — diluted	$0.19	$0.78	$0.75	$0.54

Average shares outstanding — diluted	25,163,851	25,114,597	25,137,398	25,055,495

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE N — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS AND OTHER EVENTS
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
On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit in the United States District Court for the Southern District of California against the Company and eleven other companies engaged in the LTL trucking business. This lawsuit alleged that the carriers violated U.S. antitrust laws regarding fuel surcharges and sought unspecified treble damages allegedly sustained by class members, along with injunctive relief, attorney’s fees and costs of litigation. After the original suit was filed, other plaintiffs filed similar cases in various courts across the country. On December 20, 2007, the United States Judicial Panel on Multidistrict Litigation entered an order centralizing and transferring the pending lawsuits for pretrial proceedings to the United States District Court for the Northern District of Georgia (the “Court”) as requested by the defendants, including the Company. On January 28, 2009, the Court granted the defendants’ motion to dismiss the case, ruling that the plaintiffs’ complaint did not allege sufficient facts to properly state a claim upon which relief could be granted under the legal standards applicable to antitrust conspiracy claims. The Court has allowed the plaintiffs until March 16, 2009 to move to amend their complaint in order to add additional detailed allegations. The Company cannot predict the final outcome of this matter, including any attempted appeal of the Court’s ruling by the plaintiffs or any attempt by the plaintiffs to amend their complaint. However, the Company believes that the allegations in this litigation are without merit and intends to contest such allegations and defend itself vigorously. If an adverse final outcome were to occur, it could have a material adverse effect on the Company’s consolidated financial condition, cash flows and results of operations.
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
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $103,000 over the last ten years, primarily at seven sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2008 and 2007, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
NOTE O — EXCESS INSURANCE CARRIERS
Reliance Insurance Company (“Reliance”) was the Company’s excess insurer for workers’ compensation claims above the self-insured retention level of $0.3 million for the 1993 through 1999 policy years. According to an Official Statement by the Pennsylvania Insurance Department on October 3, 2001, Reliance was determined to be insolvent. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept excess claims. For claims not accepted by state guaranty funds, the Company has continually maintained liabilities since 2001 for its estimated exposure to the Reliance liquidation. The Company anticipates receiving either full reimbursement from state guaranty funds or partial reimbursement through orderly liquidation; however, this process could take several years.
Kemper Insurance Companies (“Kemper”) insured the Company’s workers’ compensation excess claims above $0.3 million for the 2000 through 2001 policy years. In March 2003, Kemper announced that it was discontinuing its business of providing insurance coverage. Lumbermen’s Mutual Casualty Company, the Kemper company which insures the Company’s excess claims, received audit opinions with a going-concern explanatory paragraph on its statutory financial statements issued from 2004 to 2007. The Company has not received any communications from Kemper regarding any changes in the handling of the Company’s existing excess insurance coverage with Kemper. Although Kemper continues to pay amounts owed, the Company is uncertain as to the future impact that Kemper’s financial condition will have on excess insurance coverage during the 2000 and 2001 policy years. Based upon Kemper’s available financial information, the Company has recorded an allowance for uncollectible receivables and additional liabilities for excess claims.
The Company has recorded the following receivables and related allowances at December 31 for workers’ compensation excess claims paid by the Company but insured by Reliance and Kemper:

	2008	2007
	($ thousands)
Reliance	$1,396	$1,074
Kemper	95	132

	1,491	1,206
Less allowances	(1,001)	(774)

Total receivables, net	$490	$432

The Company has the following liabilities recorded at December 31 for workers’ compensation excess claims insured by but not expected to be covered by Reliance and Kemper:

	2008	2007
	($ thousands)
Reliance	$1,085	$1,062
Kemper	370	215

Total liabilities	$1,455	$1,277

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE P — SALE OF CLIPPER AND DISCONTINUED OPERATIONS
On June 15, 2006, the Company completed the sale of Clipper for $21.5 million in cash. After recording costs associated with the transaction, the Company recognized a pre-tax gain of $4.9 million or $3.1 million after-tax ($0.12 per diluted share). Pursuant to the sale agreement, the Company has agreed to indemnify the purchaser upon the occurrence of certain events and has provided lease guarantees through March 2012 totaling $0.8 million. The accompanying consolidated statements of income for 2006 reflect Clipper as a discontinued operation. Cash flows associated with the discontinued operations of Clipper have been combined within operating, investing and financing cash flows, as appropriate, in the accompanying consolidated statement of cash flows for 2006.
Summarized financial information for Clipper is as follows for the year ended December 31, 2006:

($ thousands, except per share data)
Revenue from discontinued operations	$48,252

Income from discontinued operations (net of taxes of $0.3 million)	$530

Gain from disposal of discontinued operations (net of taxes of $1.8 million)	$3,063

Discontinued operations per diluted share:
Income from discontinued operations	$0.02
Gain from disposal of discontinued operations	0.12

$0.14

NOTE Q — RECENT ACCOUNTING PRONOUNCEMENTS
In February 2008, the FASB issued FSP 157-2, which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. FAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value assumptions. In accordance with FSP 157-2, the application of FAS 157 to nonfinancial assets and liabilities was effective for the Company beginning January 1, 2009. The Company does not expect the application of FAS 157 to its nonfinancial assets and liabilities, such as long-lived assets held and used in operations, assets held for sale, asset retirement obligations and goodwill, to have a material effect on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
An evaluation was performed by the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ”Exchange Act”)) as of December 31, 2008. Based on such evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s assessment of internal control over financial reporting and the report of the independent registered public accounting firm appear on the following pages.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL
OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Arkansas Best Corporation
We have audited Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arkansas Best Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Arkansas Best Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Arkansas Best Corporation and our report dated February 20, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 20, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections entitled “Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” “General Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2009, are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “2008 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2008 Fiscal Year-End,” “2008 Option Exercises and Stock Vested,” “2008 Pension Benefits,” “2008 Non-Qualified Deferred Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Potential Payments Upon Termination or Change in Control,” “2008 Director Compensation Table,” and “Compensation Committee Report” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2009, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections entitled “Principal Stockholders and Management Ownership” and “2008 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2009, are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2009, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2009, are incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 on page 47 of this Form 10-K and is incorporated by reference.
(a)(2) Financial Statement Schedules
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D	Column E		Column F

		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts –	Deductions –		Balance at
Description	of Period	Expenses		Describe	Describe		End of Period

	($ thousands)
Year Ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,942	$1,623		$224 (a)	$2,276	(b)	$3,513
Allowance for other accounts receivable	774	227	(c)	—	—		1,001

Year Ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,476	$1,056		$755 (a)	$2,345	(b)	$3,942
Allowance for other accounts receivable	1,272	(498	)(c)	—	—		774

Year Ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,643	$999		$1,120 (a)	$2,286	(b)	$4,476
Allowance for other accounts receivable	1,536	(264	)(c)	—	—		1,272

Note a — Recoveries of amounts previously written off.
Note b — Uncollectible accounts written off.
Note c — Debited / (credited) to workers’ compensation expense.
NOTE: All information reflected in the above table excludes valuation allowances of discontinued operations. The consolidated statements of cash flows incorporated by reference include $24,000 in 2006 within the provision for losses on accounts receivable related to discontinued operations that are not included in Column C in the above table.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES — continued
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

ARKANSAS BEST CORPORATION
Date: February 20, 2009	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Young III Robert A. Young III	Chairman of the Board and Director	February 20, 2009
/s/ Robert A. Davidson Robert A. Davidson	Director, President - Chief Executive Officer and Principal Executive Officer	February 20, 2009
/s/ Judy R. McReynolds Judy R. McReynolds	Senior Vice President - Chief Financial Officer, Treasurer and Principal Accounting Officer	February 20, 2009
/s/ Frank Edelstein Frank Edelstein	Director	February 20, 2009
/s/ John H. Morris John H. Morris	Director	February 20, 2009
/s/ Alan J. Zakon Alan J. Zakon	Director	February 20, 2009
/s/ William M. Legg William M. Legg	Director	February 20, 2009
/s/ Fred A. Allardyce Fred A. Allardyce	Director	February 20, 2009
/s/ John W. Alden John W. Alden	Director	February 20, 2009

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company dated as of October 18, 2007 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 24, 2007, Commission File No. 0-19969, and incorporated herein by reference).

4.1	First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto) (previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2	Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003, between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3	Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007, between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1#	Stock Option Plan (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2	Collective Bargaining Agreement, effective April 1, 2008 through March 31, 2013, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (Previously filed as Exhibit 10.1 to the Form 8-K, filed with the Commission on February 15, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.3	Indemnification Agreement by and between Arkansas Best Corporation and the Company’s Board of Directors (previously filed as Exhibit 10.21 to the Company’s 2004 Form 10-K, filed with the Commission on February 25, 2005, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.4#	The Company’s Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.5#	The 2005 Ownership Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.6#	The Form of Restricted Stock Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.7#	The Form of Restricted Stock Award Agreement (Employee) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.8#	Amended and Restated Voluntary Savings Plan dated as of January 1, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.9#	The Arkansas Best Corporation Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.10#	The ABF Freight System, Inc. Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.11#	The Data-Tronics Supplemental Benefit Plan (previously Amended and Restated effective as of January 1, 2005) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 26, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.12#	The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.17 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.13#*	The [ ] Schedule — ABF Annual Incentive Compensation Plan and form of award.

10.14#*	The [ ] Schedule — ABC Annual Incentive Compensation Plan and form of award.

10.15#*	The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award.

10.16#	The Arkansas Best Corporation Agreement to Amend Supplemental Benefit Plan and Deferred Salary Agreement (previously filed as Exhibit 10.18 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.17#	The ABF Freight System, Inc. Agreement to Amend Supplemental Benefit Plan and Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.18+	The $325 million Second Amended and Restated Credit Agreement dated as of May 4, 2007, among Wells Fargo Bank, National Association as Administrative Agent and Lead Arranger; Bank of America, N.A. and SunTrust Bank as Co-Syndication Agents; and Wachovia Bank, National Association and The Bank of Tokyo-Mitsubishi, UFJ, LTD as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Second Quarter 2007 Form 10-Q, filed with the Commission on August 3, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.19#	The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.1 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.20#	The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

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