Form 10-Q
period 2009-03-31
ARKANSAS BEST CORP /DE/
filed 2009-05-05
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock, $.01 par value	25,293,279 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2009	2008
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,001	$100,880
Short-term investment securities	130,538	117,855
Accounts receivable, less allowances (2009 - $3,365; 2008 - $3,513)	110,880	111,452
Other accounts receivable, less allowances (2009 - $1,028; 2008 - $1,001)	6,716	6,611
Prepaid expenses	12,632	10,670
Deferred income taxes	35,409	36,079
Prepaid and refundable income taxes	36,621	17,661
Other	6,327	6,982

TOTAL CURRENT ASSETS	397,124	408,190

PROPERTY, PLANT AND EQUIPMENT
Land and structures	237,459	235,861
Revenue equipment	494,565	514,503
Service, office and other equipment	152,120	150,524
Leasehold improvements	21,529	21,697

	905,673	922,585
Less allowances for depreciation and amortization	473,566	473,010

	432,107	449,575

OTHER ASSETS	48,132	50,636

GOODWILL	63,887	63,897

	$941,250	$972,298

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	March 31	December 31
	2009	2008
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$8,676	$15,189
Accounts payable	51,231	51,646
Income taxes payable	165	758
Accrued expenses	150,455	147,540
Current portion of long-term debt	162	159

TOTAL CURRENT LIABILITIES	210,689	215,292

LONG-TERM DEBT, less current portion	1,423	1,457

PENSION AND POSTRETIREMENT LIABILITIES	74,616	89,472

OTHER LIABILITIES	15,939	17,314

DEFERRED INCOME TAXES	33,082	24,017

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2009: 26,718,027 shares; 2008: 26,702,222 shares	267	267
Additional paid-in capital	269,500	268,396
Retained earnings	449,356	471,360
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(55,852)	(57,507)

TOTAL STOCKHOLDERS’ EQUITY	605,501	624,746

	$941,250	$972,298

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2009	2008
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$339,677	$447,511

OPERATING EXPENSES AND COSTS	368,278	434,359

OPERATING INCOME (LOSS)	(28,601)	13,152

OTHER INCOME (EXPENSE)
Interest and dividend income	930	1,819
Interest expense and other related financing costs	(341)	(339)
Other, net	(1,082)	(511)

	(493)	969

INCOME (LOSS) BEFORE INCOME TAXES	(29,094)	14,121

FEDERAL AND STATE INCOME TAXES
Current (benefit) provision	(19,408)	5,201
Deferred provision	8,471	376

	(10,937)	5,577

NET INCOME (LOSS)	$(18,157)	$8,544

EARNINGS (LOSS) PER SHARE
Basic	$(0.73)	$0.34
Diluted	(0.73)	0.34

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,038,626	24,873,651
Diluted	25,038,626	24,967,412

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at January 1, 2009	26,702	$267	$268,396	$471,360	1,678	$(57,770)	$(57,507)	$624,746
Net loss				(18,157)				(18,157)
Change in foreign currency translation, net of tax of $33							(51)	(51)
Amortization of unrecognized net periodic benefit costs, net of tax of $1,087:
Net actuarial loss							1,609	1,609
Prior service costs							76	76
Net transition obligation							21	21

Total comprehensive loss (1)								(16,502)

Issuance of common stock under share-based compensation plans	16	—	153					153
Tax effect of share-based compensation plans and other			(172)					(172)
Share-based compensation expense			1,123					1,123
Dividends paid on common stock				(3,847)				(3,847)

Balances at March 31, 2009	26,718	$267	$269,500	$449,356	1,678	$(57,770)	$(55,852)	$605,501

(1)	Total comprehensive income for the three months ended March 31, 2008 was $9.8 million.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2009	2008
	(Unaudited)
	($ thousands)

OPERATING ACTIVITIES
Net income (loss)	$(18,157)	$8,544
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	19,333	19,291
Other amortization	73	73
Pension settlement expense	—	1,093
Share-based compensation expense	1,123	1,127
Provision for losses on accounts receivable	1,008	300
Deferred income tax provision	8,471	376
Gain on sales of assets	(717)	(1,873)
Changes in operating assets and liabilities:
Receivables	(583)	(4,307)
Prepaid expenses	(1,962)	(2,103)
Other assets	2,895	4,671
Accounts payable, taxes payable, accrued expenses and other liabilities (1)	(30,311)	(1,993)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(18,827)	25,199

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases	(1,968)	(2,581)
Proceeds from asset sales	2,086	10,674
Purchases of short-term investment securities	(44,277)	—
Proceeds from sales of short-term investment securities	31,595	78,604
Capitalization of internally developed software and other	(1,243)	(1,242)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(13,807)	85,455

FINANCING ACTIVITIES
Payments on long-term debt	(39)	(106)
Net change in bank overdraft	(6,513)	(3,579)
Payment of common stock dividends	(3,847)	(3,803)
Proceeds from the exercise of stock options and other	154	—

NET CASH USED BY FINANCING ACTIVITIES	(10,245)	(7,488)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,879)	103,166
Cash and cash equivalents at beginning of period	100,880	93,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,001	$196,971

(1)	Includes $15.5 million of contributions to the Company’s nonunion pension plan for the three months ended March 31, 2009.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”).
Approximately 74% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and consequently revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors including the state of the U.S. and global economies may influence quarterly tonnage levels. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
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
The effective tax benefit rate for the three months ended March 31, 2009 was 37.6% as compared to the effective tax provision rate of 39.5% for the same period of 2008. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses and alternative fuel tax credits. The federal tax benefit recorded in the first quarter of 2009 will be realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.
NOTE C — SHORT-TERM INVESTMENTS
Short-term investments consist of FDIC-insured certificates of deposit recorded at cost plus accrued interest totaling $130.5 million and $117.9 million at March 31, 2009 and December 31, 2008, respectively.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE D — FAIR VALUE MEASUREMENTS
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair value hierarchy specified by FAS 157 is as follows:
•	Level 1 — Quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis
The following table presents, for each of the fair value hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
	($ thousands)
Money market funds (U.S. government obligations including U.S. Treasury securities)(1)	$52,119	$52,119	$—	$—
Available for sale security(2)	598	—	598	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan(3)	6,176	6,176	—	—

	$58,893	$58,295	$598	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)	Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet.

(3)	Represents assets related to the deferral of compensation, the Company’s match and investment earnings related to the Company’s Voluntary Savings Plan. These securities, which are considered general assets of the Company until distributed to the participant, are included in other long-term assets in the consolidated balance sheet. A corresponding liability is included in other long-term liabilities in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments, which consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Assets Measured at Fair Value on a Nonrecurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. The following table presents assets that are measured at fair value on a nonrecurring basis for the three months ended March 31, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)

Assets held for sale(1)	$2,551	$—	$2,551	$—

(1)	Assets held for sale are included in other noncurrent assets in the consolidated balance sheet at the lower of their carrying amount or fair value less cost to sell in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Assets held for sale primarily represent ABF’s older revenue equipment. Quoted prices for similar assets in active markets were used to determine fair values. During the three months ended March 31, 2009, assets held for sale with a carrying amount of $0.7 million were written down to their fair value of $0.4 million, resulting in a loss of $0.3 million which was reported in operating loss. In certain cases, carrying amounts of assets held for sale may be lower than current fair values.
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Service cost	$2,271	$2,295	$153	$156	$42	$43
Interest cost	3,090	2,933	276	288	278	292
Expected return on plan assets	(2,359)	(3,430)	—	—	—	—
Transition (asset) obligation recognition	—	—	—	(11)	34	34
Amortization of prior service cost (credit)	(224)	(224)	349	390	—	—
Pension settlement expense	—	—	—	1,093	—	—
Recognized net actuarial loss and other	2,360	818	132	233	142	164

Net periodic benefit cost	$5,138	$2,392	$910	$2,149	$496	$533

The Company’s full-year 2009 nonunion defined benefit pension plan expense is estimated to be $20.6 million compared to $9.6 million for the year ended December 31, 2008. In March 2009, the Company made voluntary tax-deductible contributions totaling $15.5 million to its nonunion defined benefit pension plan. The Company may make additional contributions to the nonunion pension plan in 2009 of up to $10.0 million, which would not exceed the maximum tax-deductible contribution. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan.
The Company has an unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to certain executive officers of the Company. The Company is required to record pension settlement expense when cash payouts exceed annual service and interest costs of the related plan. For the three

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

months ended March 31, 2008, the Company settled obligations of $3.8 million and recorded pension settlement expense of $1.1 million on a pre-tax basis, or $0.03 per share, net of taxes. During the last nine months of 2009, the Company anticipates settling obligations of $3.0 million and recording pension settlement expense of approximately $0.5 million on a pre-tax basis, or $0.01 per diluted share, net of taxes. The final settlement expense is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the settlement date. During the last nine months of 2008, the Company recorded pension settlement expense of $0.4 million on a pre-tax basis, or $0.01 per diluted share, net of taxes.
Multiemployer Plans
Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. ABF contributes to these plans monthly based generally on the time worked by its contractual employees, as specified in ABF’s five-year collective bargaining agreement that became effective on April 1, 2008 and other supporting supplemental agreements. ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid.
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
There have been no significant changes in information available to the Company related to multiemployer plans as disclosed in the Company’s 2008 Annual Report on Form 10-K.
NOTE F — STOCKHOLDERS’ EQUITY
Dividends on Common Stock
On April 21, 2009, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of May 5, 2009.
The following table is a summary of dividends declared during the applicable quarter:

	2009		2008
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.15	$3,847	$0.15	$3,803
Second quarter (2009 amount estimated)	$0.15	$3,893	$0.15	$3,846

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Awards
As of March 31, 2009, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. As of March 31, 2009, the Company had not elected to treat any exercised options as Employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.
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
Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding - January 1, 2009	627,522	$38.03
Granted	—	—
Vested	(9,970)	36.23
Forfeited	(9,598)	38.53

Outstanding - March 31, 2009	607,954	$38.05

The Compensation and Nominating/Corporate Governance Committees of the Company’s Board of Directors are responsible for the granting of all share-based compensation under the 2005 Plan. The Company’s policies state that the grant dates for each award shall generally be five business days following the Company’s first quarter earnings release for a given year. In accordance with these policies, on April 20, 2009, the Compensation and Nominating/Corporate Governance Committees approved an award of 306,730 restricted stock units to be granted on April 29, 2009. On that date, the closing market price of the Company’s stock was $22.55 per share.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding - January 1, 2009	576,364	$26.02
Granted	—	—
Exercised	(9,000)	17.00
Forfeited	(9,900)	28.68

Outstanding - March 31, 2009	557,464	$26.12

Options outstanding at March 31, 2009 which are vested or expected to vest	557,464	$26.12	3.3	$152

Exercisable - March 31, 2009	557,464	$26.12	3.3	$152

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on March 31, 2009 over the exercise price of the option.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	March 31	December 31
	2009	2008
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(1,106)	$(1,022)
Unrecognized net periodic benefit costs	(90,304)	(93,097)

Total	$(91,410)	$(94,119)

After-tax amounts:
Foreign currency translation	$(676)	$(625)
Unrecognized net periodic benefit costs	(55,176)	(56,882)

Total	$(55,852)	$(57,507)

NOTE G — EARNINGS PER SHARE
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities. The Company’s unvested restricted stock and restricted stock units are paid nonforfeitable dividends or dividend equivalents at the same rate and at the same time as the dividends paid on outstanding shares of Common Stock and are therefore considered participating securities. In accordance with FSP EITF 03-6-1, the Company’s calculation of earnings per share allocates

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

dividends paid and a portion of unallocated net income, but not losses, to unvested restricted stock and restricted stock units. The adoption of FSP EITF 03-6-1, which also requires retrospective adjustment of earnings per share for prior-periods, did not have an effect on earnings per share for the periods presented.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2009	2008
	($ thousands, except share and per share data)
Basic earnings per share
Numerator:
Net income (loss)	$(18,157)	$8,544
Effect of unvested restricted stock awards	(82)	(148)

Adjusted net income (loss)	$(18,239)	$8,396

Denominator:
Weighted-average shares	25,038,626	24,873,651

Net income (loss) per share	$(0.73)	$0.34

Diluted earnings per share
Numerator:
Net income (loss)	$(18,157)	$8,544
Effect of unvested restricted stock awards	(82)	(148)

Adjusted net income (loss)	$(18,239)	$8,396

Denominator:
Weighted-average shares	25,038,626	24,873,651
Effect of dilutive securities	—	93,761

Adjusted weighted-average shares and assumed conversions	25,038,626	24,967,412

Net income (loss) per share	$(0.73)	$0.34

For the three months ended March 31, 2009 and 2008, outstanding stock awards of 692,396 and 506,801, respectively, were not included in the per diluted share calculations because their inclusion would have the effect of decreasing the loss per share in the first quarter of 2009 and increasing the earnings per share in the first quarter of 2008.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segment is before intersegment eliminations of revenues and expenses. Intersegment revenues and expenses are not significant. Further classifications of operations or revenues by geographic location are impractical and are, therefore, not provided. The Company’s foreign operations are not significant.
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended
	March 31
	2009	2008
	($ thousands)
OPERATING REVENUES
ABF	$323,113	$427,747
Other revenues and eliminations	16,564	19,764

	$339,677	$447,511

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$233,497	$257,723
Fuel, supplies and expenses	50,528	81,858
Operating taxes and licenses	10,514	11,939
Insurance	3,503	4,833
Communications and utilities	3,971	4,009
Depreciation and amortization	18,610	18,556
Rents and purchased transportation	27,886	36,021
Gain on sale of property and equipment	(717)	(1,874)
Other	2,164	1,802

Total ABF operating expenses and costs	349,956	414,867

Other expenses and eliminations	18,322	19,492

	$368,278	$434,359

OPERATING INCOME (LOSS)
ABF	$(26,843)	$12,880
Other income (loss) and eliminations	(1,758)	272

	$(28,601)	$13,152

OTHER INCOME (EXPENSE)
Interest and dividend income	$930	$1,819
Interest expense and other related financing costs	(341)	(339)
Other, net	(1,082)	(511)

	$(493)	$969

INCOME (LOSS) BEFORE INCOME TAXES	$(29,094)	$14,121

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
On July 30, 2007, Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, filed a putative class action lawsuit in the United States District Court for the Southern District of California against the Company and eleven other companies engaged in the less-than-truckload transportation business. This lawsuit alleged that the carriers violated U.S. antitrust laws regarding fuel surcharges and sought unspecified treble damages allegedly sustained by class members, along with injunctive relief, attorney’s fees and costs of litigation. After the original suit was filed, other plaintiffs filed similar cases in various courts across the country. On December 20, 2007, the United States Judicial Panel on Multidistrict Litigation entered an order centralizing and transferring the pending lawsuits for pretrial proceedings to the United States District Court for the Northern District of Georgia (the “Court”) as requested by the defendants, including the Company. On January 28, 2009, the Court granted the defendants’ motion to dismiss the case, ruling that the plaintiffs’ complaint did not allege sufficient facts to properly state a claim upon which relief could be granted under the legal standards applicable to antitrust conspiracy claims. The Court allowed the plaintiffs until March 16, 2009 to move to amend their complaint in order to add additional detailed allegations. The plaintiffs failed to amend their complaint and the dismissal has become final.
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
At March 31, 2009 and December 31, 2008, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting critical accounting policies, liquidity and capital resources, and results of operations of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s 2008 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Critical Accounting Policies and Recent Accounting and Disclosure Requirements Impacting the Company
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the three months ended March 31, 2009.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provides a one-year deferral of the effective date of FAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, the Company adopted the provisions of FAS 157 with respect to its assets and liabilities that are measured at fair value within the financial statements on a recurring basis effective January 1, 2008 and adopted the provisions of FAS 157 with respect to its nonfinancial assets and liabilities that are measured at fair value within the financial statements on a nonrecurring basis as of January 1, 2009. The adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements (see Note D to the accompanying consolidated financial statements).
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities. The Company’s unvested restricted stock and restricted stock units are paid nonforfeitable dividends or dividend equivalents at the same rate and at the same time as the dividends paid on outstanding shares of Common Stock and are therefore considered participating securities. In accordance with FSP EITF 03-6-1, the Company’s calculation of earnings per share allocates dividends paid and a portion of unallocated net income, but not losses, to unvested restricted stock and restricted stock units. The adoption of FSP EITF 03-6-1, which also requires retrospective adjustment of earnings per

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

share for prior-periods, did not have an effect on earnings per share for the periods presented (see Note G to the accompanying consolidated financial statements).
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash and short-term investments on-hand, cash generated by operations and borrowing capacity under its revolving Credit Agreement.
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments are as follows:

	March 31	December 31
	2009	2008
	($ thousands)

Cash and cash equivalents, primarily money market funds (U.S. government obligations including U.S. Treasury securities)	$58,001	$100,880
Short-term investments (FDIC-insured certificates of deposit)	130,538	117,855

Total	$188,539	$218,735

During the three months ended March 31, 2009, cash, cash equivalents and short-term investments declined $30.2 million, reflecting cash used by operating activities totaling $18.8 million, repayment of bank overdrafts of $6.5 million and payment of dividends on Common Stock of $3.8 million. Cash used by operating activities includes contributions of $15.5 million to the nonunion pension plan during the first quarter of 2009.
During the three months ended March 31, 2008, cash provided from operations of $25.2 million and proceeds from asset sales of $10.7 million were used to purchase property and equipment totaling $2.6 million, reduce bank overdrafts by $3.6 million and pay dividends on Common Stock of $3.8 million. The decrease in operating cash flow in the first quarter of 2009 as compared to the first quarter of 2008 primarily reflects the effect of the weaker freight tonnage environment on ABF’s operating results and the 2009 contributions to the nonunion pension plan.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). Borrowing capacity under the revolving Credit Agreement is presented below:

	March 31	December 31
	2009	2008
	($ thousands)

Revolving credit limit	$325,000	$325,000
Outstanding revolver advances	—	—
Letters of credit	(51,478)	(50,918)

Borrowing capacity	$273,522	$274,082

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

Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its Eurodollar margin, facility fees, utilization fees and letter of credit fees. The Company has a senior unsecured debt rating of BBB+ with a stable outlook by Standard & Poor’s Rating Service and a senior unsecured debt rating of Baa2 with a stable outlook by Moody’s Investors Service, Inc. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount. The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of March 31, 2009, the Company was in compliance with the covenants.
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of March 31, 2009:

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest	$2,008	$250	$508	$450	$800
Operating lease obligations (1)	37,915	11,207	15,843	7,025	3,840
Purchase obligations (2)	43,316	43,316	—	—	—
Voluntary savings plan distributions (3)	2,091	2,091	—	—	—
Postretirement health expenditures (4)	825	825	—	—	—
Deferred salary distributions (5)	1,144	1,144	—	—	—
Supplemental pension distributions (6)	2,971	2,971	—	—	—

Total	$90,270	$61,804	$16,351	$7,475	$4,640

(1)	While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2009, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $37.5 million for terminal facilities and $0.4 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.7 million related to Clipper, a former subsidiary of the Company.

(2)	Purchase obligations relating to revenue equipment, other equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2009 annual net capital expenditure plan, which is estimated to be approximately $45.0 million to $50.0 million.

(3)	Represents elective distributions anticipated within the next twelve months under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

(4)	Represents distributions projected over the next twelve months related to postretirement health benefits. Future distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. As a result, estimates of distributions beyond one year are not presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(5)	Represents deferred salary agreement distributions projected over the next twelve months. Future distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

(6)	Represents distributions within the next twelve months under the unfunded supplemental pension benefit plan. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.
The Company made voluntary tax-deductible contributions totaling $15.5 million to its nonunion pension plan in March 2009. Based upon current information, the Company is evaluating making additional contributions in 2009 of up to $10.0 million, which would not exceed the maximum tax-deductible contribution (see Note E to the accompanying consolidated financial statements).
ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the accompanying consolidated financial statements).
Other Liquidity Information: Management believes cash generated by operations, cash and cash equivalents, short-term investments and amounts available under the existing Credit Agreement will be sufficient for the foreseeable future to finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, the Company’s liquidity has not been significantly impacted by the current credit environment. Management does not expect that liquidity will be materially impacted in the near future due, in part, to the existing Credit Agreement which does not mature until May 2012.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of March 31, 2009 or 2008.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $37.9 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with affiliated special-purpose entities, variable interest entities or financial partnerships.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Results of Operations
Executive Overview
Arkansas Best Corporation is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other affiliated subsidiaries of the Company (collectively “ABF”). ABF represented 95% of the Company’s consolidated revenues for the three months ended March 31, 2009.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
For the three months ended March 31, 2009, the Company reported a consolidated net loss of $18.2 million after taxes, primarily reflecting the operating results of ABF. During the three months ended March 31, 2009, ABF’s revenues decreased 23.3% on a per-day basis compared to the same period in 2008. This revenue decline primarily reflects decreases in tonnage levels and changes in revenue per hundredweight, including fuel surcharges. ABF’s first quarter 2009 operating ratio increased to 108.3% from 97.0% in the first quarter of 2008. The ABF operating results are more fully discussed in the ABF section of Management’s Discussion and Analysis.
ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2008 Annual Report on Form 10-K. The instability in the global financial and credit markets combined with its influence on business and consumer confidence levels has contributed to an unfavorable economic environment. The economic downturn has adversely impacted our customers’ business activities which has had a corresponding adverse effect on ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. ABF’s first quarter 2009 operating results were impacted by a 15.7% year-over-year decline in tonnage per day, which was preceded by year-over-year declines in tonnage per day of 5.1% and 11.5% in the third and fourth quarters of 2008, respectively. ABF’s management believes that recent tonnage trends are representative of the weakened domestic and global economies due, in part, to turmoil in the financial markets and the related effects on industrial production and the residential and commercial construction and retail sectors. For the month of April 2009, average daily total tonnage for ABF declined approximately 17% compared to the same period last year. There can be no assurances that ABF will not experience further declines in tonnage levels due to a number of factors including, but not limited to, continued weakness in general economic trends.
As a result of the prolonged period of an unfavorable economic environment and the significant decline in tonnage that has occurred since the third quarter of 2008, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. Furthermore, a larger proportion of ABF’s costs are fixed in nature when maintaining customer service levels. The historically severe declines in tonnage levels that occurred in the fourth quarter of 2008 and continued through the first quarter of 2009 had a significant impact on ABF’s operating results due to ABF’s inability to correspondingly adjust its cost structure throughout the ABF system and to secure adequate pricing. ABF’s operating results will continue to be adversely impacted if tonnage remains at these levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The industry pricing environment is another key to ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations due to the difficulty in quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. However, total company profitability for ABF is considered together with measures of billed revenue per hundredweight. Total billed revenue per hundredweight decreased 9.4% during the three months ended March 31, 2009 versus the same period of 2008, primarily due to lower fuel surcharges resulting from lower fuel-related costs. ABF also experienced freight profile changes during the three months ended March 31, 2009 that impacted the reported billed revenue per hundredweight, as further discussed in the ABF section. Excluding freight profile changes and the changes in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business improved only slightly in the first quarter of 2009. The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008, as further discussed below. Management believes that higher fuel surcharges, along with the competitive environment, prevented ABF from securing adequate increases in base LTL rates during periods of higher fuel levels in 2008. Obtaining base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in operating ratio deterioration as elements of unit cost, including contractual wage rates, continue to increase. The pricing environment was very competitive during the first quarter of 2009 and management expects the pricing environment to remain competitive in 2009.
Effective January 5, 2009, ABF implemented a general rate increase of 5.79% to cover known and expected cost increases, although the amounts vary by lane and shipment characteristic. The 2009 general rate increase, which is in line with increases announced by other LTL carriers, was implemented four weeks earlier than the 2008 increase. The general rate increase affected approximately 45% of ABF’s first quarter 2009 business, while rate increases on the remaining business are subject to individual negotiations. ABF’s ability to retain the general rate increase and to increase rates on the remainder of its business is dependent on the competitive pricing environment.
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first three months of 2009, the fuel surcharge mechanism had strong market acceptance among

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF customers. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. ABF experienced significantly higher fuel prices in the first ten months of 2008 compared to the same period in 2007. Beginning in the middle of July 2008, fuel prices began to steadily decline, and as of the end of April 2009, the fuel surcharge rate was approximately 25 revenue percentage points below the peak reached in July 2008. As fuel prices and the related fuel surcharge levels have declined in recent quarters, ABF has not been able to increase other elements of margin primarily due to the competitive environment which has been influenced by lower levels of available tonnage.
Labor costs are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The current five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF section of Management’s Discussion and Analysis. Labor costs include retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the accompanying consolidated financial statements). ABF’s ability to effectively manage labor costs, which amounted to 72.3% of ABF’s revenues for the three months ended March 31, 2009, has a direct impact on its operating performance. ABF is generally effective in managing its labor costs to business levels, although incremental labor reductions are more challenging during periods of rapid declines in tonnage and over prolonged periods of depressed tonnage levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF’s rail utilization and average length of haul have been declining in recent quarters, due in part to the enhanced regional service offering discussed in the following paragraph. As a result, total pounds per mile has become a less effective measure of the productivity of ABF’s operations and labor costs.
In addition to the traditional long-haul operating model, ABF has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. The operational implementation of this regional network began in June 2005 in certain ABF facilities in the northeast United States. Through a multi-phased program, ABF’s regional network now covers the eastern two-thirds of the United States. Further operational changes, which were implemented in the third quarter of 2008, reduced transit times in the regional network and in certain of ABF’s long-haul lanes. These changes were facilitated by ABF’s current labor contract, which became effective April 1, 2008. Management estimates that the costs of the regional initiative increased ABF’s operating ratio by 1.9 percentage points for the three months ended March 31, 2009 compared to 1.0 percentage point for the three months ended March 31, 2008. Anticipated future expansion of the regional network to the Western region of the United States and the operational changes implemented during the third quarter of 2008 in the eastern two-thirds of the United States will increase the annual cost of operating this program and, depending on revenue levels, may continue to adversely effect ABF’s operating ratio in 2009.
The Company ended the first quarter of 2009 with $188.5 million of cash, cash equivalents and short-term investments, $605.5 million in stockholders’ equity and no borrowings under its revolving Credit Agreement. Because of the Company’s financial position at March 31, 2009, the Company should continue to be in a position to pursue various initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Consolidated Results

	Three Months Ended March 31
	2009	2008
	($ thousands, except workdays
	and per share data)

WORKDAYS	62.5	63.5

OPERATING REVENUES
ABF	$323,113	$427,747
Other revenues and eliminations	16,564	19,764

	$339,677	$447,511

OPERATING INCOME (LOSS)
ABF	$(26,843)	$12,880
Other and eliminations	(1,758)	272

	$(28,601)	$13,152

DILUTED EARNINGS (LOSS) PER SHARE	$(0.73)	$0.34

Consolidated revenues for the three months ended March 31, 2009 decreased 22.9% on a per-day basis compared to the prior year period. Consolidated operating loss in the first quarter of 2009 represents a $41.8 million decline from the first three months of 2008. The change in consolidated operating results and per share amounts primarily reflect the operations of ABF, as discussed in the ABF section that follows.
Consolidated operating results were also impacted by pre-tax incremental costs associated with ABF’s regional market initiative which totaled $6.0 million in the first quarter of 2009 compared to $4.2 million in the first quarter of 2008. These incremental costs impacted diluted loss per share by $0.15 in the first three months of 2009 and reduced diluted earnings per share by $0.10 in the prior year period. Included in “other” operating loss for the three months ended March 31, 2009 are costs of an advisory firm, which totaled $2.2 million (pre-tax), or $0.05 per share, related to the development of a formal strategic plan and identification of potential acquisition opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended
	March 31
	2009	2008

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	72.3%	60.3%
Fuel, supplies and expenses	15.6	19.1
Operating taxes and licenses	3.3	2.8
Insurance	1.1	1.1
Communications and utilities	1.2	0.9
Depreciation and amortization	5.8	4.3
Rents and purchased transportation	8.6	8.4
Gain on sale of property and equipment	(0.2)	(0.4)
Other	0.6	0.5

	108.3%	97.0%

ABF OPERATING INCOME (LOSS)	(8.3)%	3.0%
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2009	2008	% Change

Workdays	62.5	63.5
Billed revenue* per hundredweight, including fuel surcharges	$23.85	$26.32	(9.4)%
Pounds	1,357,394,548	1,636,261,073	(17.0)%
Pounds per day	21,718,313	25,767,891	(15.7)%
Shipments per DSY hour	0.486	0.489	(0.6)%
Pounds per DSY hour	620.18	621.15	(0.2)%
Pounds per shipment	1,275	1,270	0.4%
Pounds per mile	19.09	19.24	(0.8)%

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF’s revenue for the three months ended March 31, 2009 was $323.1 million compared to $427.7 million reported for the same period in 2008. ABF’s revenue per day decreased 23.3% for the three months ended March 31, 2009 as compared to the same period in 2008. The revenue decrease primarily reflects a 15.7% decline in tonnage per day and a 9.4% decrease in billed revenue per hundredweight for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in billed revenue per hundredweight was largely attributable to lower fuel surcharges. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into the Quarterly Report on Form 10-Q.)
Effective January 5, 2009 and February 4, 2008, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.79% and 5.45%, respectively, although the amounts vary by lane and shipment characteristics. The 2009 general rate increase, which is in line with increases announced by other LTL carriers, was implemented four weeks earlier than the 2008 increase. For the three months ended March 31, 2009, approximately 55% of ABF’s revenue was generated from customers that were not immediately impacted by the general rate increase due to other pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain rate increases is dependent on the competitive pricing environment.
ABF’s billed revenue per hundredweight for the three months ended March 31, 2009 compared to the same period in 2008 was impacted not only by lower fuel surcharges and the general rate increase, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. ABF’s length of haul decreased 1.4% in the three months ended March 31, 2009 compared to the same period in 2008, influenced in part by the regional freight initiative. Total weight per shipment for the three months ended March 31, 2009 increased slightly compared to the same period in 2008. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. A shorter length of haul combined with increased weight per shipment and a higher mix of truckload-rated shipments, has the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. As fuel prices increased substantially throughout the first half of 2008, the associated higher fuel surcharges constituted a larger proportion of the total freight rate and influenced ABF’s ability to obtain increases in base freight rates. Fuel prices and the associated fuel surcharge have significantly declined since the middle of July 2008. ABF’s average fuel surcharge in effect during the first quarter of 2009 was 13.2 revenue percentage points below the comparable prior year quarter. ABF’s ability to improve its operating ratio during periods of rapidly declining fuel surcharge levels is dependent on securing price increases to cover contractual wage rates and other increases in cost elements. However, obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional LTL business during the first quarter of 2009, which reflects the impact of the recent general rate increase, improved only slightly compared to the prior year period. For the three months ended March 31, 2009, billed revenue per hundredweight compared to the same period in 2008 reflects a very competitive pricing environment.
ABF generated an operating loss of $26.8 million for the three months ended March 31, 2009 versus operating income of $12.9 million during the same period in 2008. ABF’s first quarter 2009 operating ratio increased to 108.3% from 97.0% in the first quarter of 2008. The increase in ABF’s operating ratio was influenced by the decline in freight tonnage levels previously discussed and the effects of base LTL rates not adequately covering increases in elements of cost, including contractual wage rates. Changes in operating expenses, which had an impact on ABF’s operating ratio, are discussed in the following paragraphs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Salaries, wages and benefits expense for the three months ended March 31, 2009 increased 12.0% of revenues compared to the same period in 2008. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels including fuel surcharges. ABF is generally effective in managing its costs to business levels. However, during periods of declining tonnage levels which ABF has experienced in recent quarters, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. The challenges of adjusting the cost structure throughout the ABF system are evidenced by the 0.6% decrease in shipments per DSY, a slight decrease in pounds per DSY hour and the 0.8% decrease in pounds per mile for the three months ended March 31, 2009 as compared to same period of 2008. These measures improved sequentially throughout the first quarter 2009 due, in part, to cost control initiatives.
The increase in salaries, wages and benefits as a percent of revenues for the three months ended March 31, 2009 compared to the first quarter of 2008 was impacted by contractual increases under the IBT National Freight Industry Standards Agreement. The annual contractual wage increases effective on April 1, 2009 and 2008 were 1.8% and 2.2%, respectively. On August 1, 2008, health, welfare and pension benefit costs under the agreement increased 8.1%. The increase in salaries, wages and benefits as a percent of revenues was also influenced by an increase in ABF’s nonunion pension expense in the first quarter of 2009 compared to the first quarter of 2008, which impacted the operating ratio comparison by one percentage point. The increase in nonunion pension costs is primarily attributable to higher amortization of actuarial losses and lower expected returns on pension assets in 2009 associated with the effect of market declines on the value of nonunion pension plan assets. The Company’s full-year 2009 nonunion pension cost, which is predominantly related to ABF, is estimated to be approximately $11.0 million more than the amount recognized in 2008 (see Note E to the accompanying consolidated financial statements). In addition, salaries, wages and benefits as a percent of revenues for the three months ended March 31, 2009 was impacted by an increase in ABF’s nonunion health claims costs, primarily reflecting unfavorable claims experience under the Company’s self-insured program, which impacted the year-over-year operating ratio comparison by 0.7%. Salaries, wages and benefits costs were influenced by a decrease in workers’ compensation expense, which impacted ABF’s operating ratio for the three months ended March 31, 2009 by 0.4% compared to the prior year period. ABF’s annual first quarter review of historical workers’ compensation claims development resulted in lower factors applied to existing claims as compared to the prior year and was the primary component of the decline in workers’ compensation expense. The remaining decrease in workers’ compensation costs was attributable to favorable claims experience. Workers’ compensation costs as a percent of revenue for the three months ended March 31, 2009 were below ABF’s ten-year historical average.
Fuel, supplies and expenses decreased 3.5% of revenues for the three months ended March 31, 2009 compared to the same period in 2008. This decrease primarily reflects significantly lower fuel costs as the average price per gallon of fuel decreased 48.8% in the three months ended March 31, 2009, compared to the same period in 2008.
Operating taxes and licenses increased 0.5% of revenues and communications and utilities increased 0.3% of revenues for the three months ended March 31, 2009 versus the comparable prior year period. A portion of these expenses are fixed in nature and increase as a percent of revenue, with decreases in revenue levels including fuel surcharges.
Depreciation and amortization increased 1.5% of revenues for the three months ended March 31, 2009 compared to the same period in 2008. Depreciation and amortization charges are generally fixed in nature and increase as a percentage of revenue with decreases in revenue levels including fuel surcharges. The increase in these costs also reflects higher depreciation due to higher unit costs of revenue equipment, partially offset by a decrease in fleet size in the first quarter of 2009 compared to the first quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Rents and purchased transportation decreased $8.1 million, but increased 0.2% of revenues for the three months ended March 31, 2009 versus the prior year period. The decrease in costs is primarily due to lower fuel surcharges on purchased transportation costs over the comparable periods and a decline in rail utilization to 10.0% of total miles in the first quarter of 2009 from 10.3% of total miles in the same prior year period. Certain of these costs are fixed in nature and increase as a percent of revenues with decreases in revenue levels.
Prepaid and Refundable Income Taxes
Prepaid and refundable income taxes increased $19.0 million from December 31, 2008 to March 31, 2009, primarily due to the operating loss in the first quarter of 2009 and tax benefits of the $15.5 million contributions made in March 2009 to the nonunion defined benefit pension plan.
Pension and Postretirement Liabilities
Pension and postretirement liabilities decreased $14.9 million from December 31, 2008 to March 31, 2009, primarily due to contributions made to the nonunion defined benefit pension plan.
Deferred Income Tax Liabilities
Net deferred income tax liabilities increased $9.1 million from December 31, 2008 to March 31, 2009, primarily due to the effect of contributions made to the nonunion defined benefit pension plan and the effect of accelerated depreciation methods used for income tax purposes.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses and alternative fuel tax credits. The federal tax benefit recorded in the first quarter of 2009 will be realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.
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
Effects of Inflation
Management believes that, for the periods presented, inflation has not had a material effect on the Company’s operating results as inflationary increases in labor and fuel costs, which are discussed above, have generally been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with rapidly declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during the normal replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer.
Forward-Looking Statements
Statements contained in the Management’s Discussion and Analysis section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “predict,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, current adverse economic conditions; the impact of any limitations on our customers’ access to adequate financial resources; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; relationships with employees, including unions; union and non-union employee wages and benefits, including changes in required contributions to multiemployer pension plans; governmental regulations and policies; costs of continuing investments in technology; the timing and amount of capital expenditures; the cost, integration and performance of any future acquisitions; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates; and other financial, operational and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Since December 31, 2008, there have been no significant changes in the Company’s market risks as reported in the Company’s 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31 2009. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
For information related to the Company’s legal proceedings, see Note I, Legal Proceedings and Environmental Matters under Part I, Item 1, of this quarterly report on Form 10-Q.
ITEM 1A. RISK FACTORS.
The Company’s risk factors are fully described in the Company’s 2008 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2008 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)	Recent sales of unregistered securities.
None.
(b)	Use of proceeds from registered securities.
None.
(c)	Purchases of equity securities by the issuer and affiliated purchasers.
The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2009, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the three months ended March 31, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 6. EXHIBITS.
The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1		Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2	*	Certificate of Designations of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock of the Company.

3.3		Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 0-19969, and incorporated herein by reference).

3.4		Second Amended and Restated Bylaws of the Company dated as of April 21, 2009 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 0-19969, and incorporated herein by reference).

4.1		First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto) (previously filed as Exhibit 4.1 to the Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2		Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.2 to the Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3		Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1	#*	The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors — with deferral feature).

10.2	#*	The Form of Restricted Stock Unit Award Agreement (Employees).

10.3	#	The [__] Schedule — ABF Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.13 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 6. EXHIBITS. — continued

Exhibit
No.

10.4	#	The [__] Schedule — ABC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.14 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.5	#	The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.15 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

31.1	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Designates a compensation plan or arrangement for Directors or Executive Officers.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION (Registrant)
Date: May 5, 2009	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer