Form 10-Q
period 2009-06-30
ARKANSAS BEST CORP /DE/
filed 2009-08-05
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, $.01 par value	25,287,940 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2009	2008
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62,318	$100,880
Short-term investment securities	129,049	117,855
Accounts receivable, less allowances (2009 — $3,676; 2008 — $3,513)	120,226	111,452
Other accounts receivable, less allowances (2009 — $978; 2008 — $1,001)	6,006	6,611
Prepaid expenses	9,907	10,670
Deferred income taxes	36,967	36,079
Prepaid and refundable income taxes	24,214	17,661
Other	6,610	6,982

TOTAL CURRENT ASSETS	395,297	408,190

PROPERTY, PLANT AND EQUIPMENT
Land and structures	239,849	235,861
Revenue equipment	504,357	514,503
Service, office and other equipment	154,412	150,524
Leasehold improvements	21,625	21,697

	920,243	922,585
Less allowances for depreciation and amortization	486,484	473,010

	433,759	449,575

OTHER ASSETS	52,843	50,636

GOODWILL	66,530	63,897

	$948,429	$972,298

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	June 30	December 31
	2009	2008
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$11,953	$15,189
Accounts payable	63,991	51,646
Income taxes payable	164	758
Accrued expenses	155,183	147,540
Current portion of long-term debt	139	159

TOTAL CURRENT LIABILITIES	231,430	215,292

LONG-TERM DEBT, less current portion	1,657	1,457

PENSION AND POSTRETIREMENT LIABILITIES	77,966	89,472

OTHER LIABILITIES	18,773	17,314

DEFERRED INCOME TAXES	28,338	24,017

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2009: 26,722,086 shares; 2008: 26,702,222 shares	267	267
Additional paid-in capital	271,454	268,396
Retained earnings	430,020	471,360
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(53,706)	(57,507)

TOTAL STOCKHOLDERS’ EQUITY	590,265	624,746

	$948,429	$972,298

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$362,635	$498,514	$702,312	$946,025

OPERATING EXPENSES AND COSTS	389,932	472,832	758,211	907,191

OPERATING INCOME (LOSS)	(27,297)	25,682	(55,899)	38,834

OTHER INCOME (EXPENSE)
Interest and dividend income	803	1,448	1,733	3,267
Interest expense and other related financing costs	(344)	(336)	(685)	(675)
Other, net	1,313	18	232	(493)

	1,772	1,130	1,280	2,099

INCOME (LOSS) BEFORE INCOME TAXES	(25,525)	26,812	(54,619)	40,933

FEDERAL AND STATE INCOME TAXES
Current (benefit) provision	(2,805)	15,040	(22,213)	20,241
Deferred (benefit) provision	(7,277)	(4,383)	1,194	(4,007)

	(10,082)	10,657	(21,019)	16,234

NET INCOME (LOSS)	$(15,443)	$16,155	$(33,600)	$24,699

EARNINGS (LOSS) PER SHARE
Basic	$(0.62)	$0.63	$(1.35)	$0.97
Diluted	(0.62)	0.63	(1.35)	0.96

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,043,815	24,968,217	25,042,874	24,923,105
Diluted	25,043,815	25,146,822	25,042,874	25,070,722

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15	$0.30	$0.30

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at January 1, 2009	26,702	$267	$268,396	$471,360	1,678	$(57,770)	$(57,507)	$624,746
Net loss				(33,600)				(33,600)
Change in foreign currency translation, net of tax of $33							51	51
Amortization of unrecognized net periodic benefit costs, net of tax of $2,175:
Net actuarial loss							3,223	3,223
Prior service costs							152	152
Net transition obligation							41	41
Pension settlement expense, net of tax of $61							97	97
Unrecognized net actuarial gain, net of tax of $83							128	128
Increase in fair value of available for sale security							109	109

Total comprehensive loss (1)								(29,799)

Issuance of common stock under share-based compensation plans	20	—	153					153
Tax effect of share-based compensation plans and other			(268)					(268)
Share-based compensation expense			3,173					3,173
Dividends paid on common stock				(7,740)				(7,740)

Balances at June 30, 2009	26,722	$267	$271,454	$430,020	1,678	$(57,770)	$(53,706)	$590,265

(1)
Total comprehensive loss for the three months ended June 30, 2009 was $13.3 million. Total comprehensive income for the three and six months ended June 30, 2008 was $16.9 million and $26.8 million, respectively.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2009	2008
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net income (loss)	$(33,600)	$24,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,916	38,462
Other amortization	147	147
Pension settlement expense	158	1,093
Share-based compensation expense	3,173	3,006
Provision for losses on accounts receivable	1,911	656
Deferred income tax (benefit) provision	1,194	(4,007)
Gain on sales of assets	(961)	(2,323)
Excess tax benefits from share-based compensation	—	(657)
Changes in operating assets and liabilities:
Receivables	(7,620)	(14,726)
Prepaid expenses	926	1,236
Other assets	534	4,947
Accounts payable, taxes payable, accrued expenses and other liabilities(1)	(1,661)	6,412

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,117	58,945

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases(1)	(12,730)	(16,067)
Proceeds from asset sales	2,922	12,758
Purchases of short-term investment securities	(75,288)	(19,225)
Proceeds from sales of short-term investment securities	64,095	78,604
Business acquisition, net of cash acquired	(4,873)	—
Capitalization of internally developed software and other	(2,621)	(2,547)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(28,495)	53,523

FINANCING ACTIVITIES
Payments on long-term debt	(1,360)	(143)
Net change in bank overdraft	(3,236)	3,892
Payment of common stock dividends	(7,740)	(7,649)
Excess tax benefits from share-based compensation	—	657
Proceeds from the exercise of stock options and other	152	2,870

NET CASH USED BY FINANCING ACTIVITIES	(12,184)	(373)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,562)	112,095
Cash and cash equivalents at beginning of period	100,880	93,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,318	$205,900

(1)	Does not include $5.4 million and $7.9 million of equipment which was received but not yet paid for at June 30, 2009 and 2008, respectively.
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”).
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
NOTE B — FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2008 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and consequently revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.
Effective June 30, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Management performed an evaluation of events through August 5, 2009, the date of filing this Quarterly Report on Form 10-Q, and believes that there are no material subsequent events requiring additional disclosure or recognition in this Form 10-Q.
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
The effective tax benefit rate for the six months ended June 30, 2009 was 38.5% as compared to the effective tax provision rate of 39.7% for the same period of 2008. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses and alternative fuel tax credits. The federal tax benefit recorded in 2009 will be realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C — SHORT-TERM INVESTMENTS
Short-term investments consist of FDIC-insured certificates of deposit, which are recorded at cost plus accrued interest, totaling $129.0 million and $117.9 million at June 30, 2009 and December 31, 2008, respectively.
NOTE D — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments, except for capitalized leases.
Cash and Cash Equivalents: Cash and cash equivalents are reported in the consolidated balance sheets at fair value.
Short-Term Investments: Certificates of deposit are reported in the consolidated balance sheets at cost plus accrued interest, which approximates fair value.
Long-Term Investments: Long-term investments consist of an available for sale auction rate security for which the underlying security matures in 2025. The security is reported at fair value in other long-term assets in the consolidated balance sheets.
Debt: At June 30, 2009 and December 31, 2008, the Company had no borrowings under its revolving Credit Agreement. Debt reported in the consolidated balance sheets primarily consists of capital lease obligations.
The carrying amounts and fair value of the Company’s financial instruments are as follows:

	June 30		December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	($ thousands)

Cash and cash equivalents:
Cash	$7,251	$7,251	$5,275	$5,275
Money market funds	55,067	55,067	95,605	95,605

Total cash and cash equivalents	$62,318	$62,318	$100,880	$100,880

Short-term investments (certificates of deposit)	$129,049	$129,049	$117,855	$117,855

Long-term investments (available for sale security)	$707	$707	$608	$608
Interest Rate Instruments: The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines which have variable interest rates. During the six months ended June 30, 2009 and the year ended December 31, 2008, the Company incurred no borrowings and had no outstanding debt obligations other than letters of credit under the Credit Agreement.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Financial Assets Measured at Fair Value
Fair value is generally determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements generally involve developing assumptions based on observable market data. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs form a three-level valuation hierarchy as follows:
•	Level 1 — Quoted prices for identical assets and liabilities in active markets.
•
Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are significant to the valuation model.
Assets Measured at Fair Value on a Recurring Basis
The following table presents, for each of the fair value hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis at June 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$55,067	$55,067	$—	$—
Available for sale security(2)	707	—	707	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan(3)	6,860	6,860	—	—

	$62,634	$61,927	$707	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)
Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet. The security is valued using the income approach with inputs derived from observable market data. An unrealized gain of $0.1 million related to the security is included in accumulated other comprehensive loss as of June 30, 2009.

(3)
Represents assets associated with the deferral of compensation, the Company’s match on deferred compensation and investment earnings related to the Company’s Voluntary Savings Plan. These securities, which are considered general assets of the Company until distributed to the participant, are included in other long-term assets in the consolidated balance sheet. A corresponding liability is included in other long-term liabilities in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments, which consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Assets Measured at Fair Value on a Nonrecurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. The following table presents assets that are measured at fair value on a nonrecurring basis for the six months ended June 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)

Assets held for sale(1)	$2,433	$—	$2,433	$—

(1)
Assets held for sale are included in other noncurrent assets in the consolidated balance sheet at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF’s older revenue equipment. Quoted prices for similar assets in active markets were used to determine fair values. During the six months ended June 30, 2009, assets held for sale with a carrying amount of $1.0 million were written down to their fair value of $0.6 million, resulting in an operating loss of $0.4 million. In certain cases, carrying amounts of assets held for sale may be lower than current fair values.

NOTE E — CREDIT AGREEMENT
The Company has a revolving credit agreement (the “Credit Agreement”) dated May 4, 2007, with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of June 30, 2009, the Company was in compliance with the covenants. As of June 30, 2009 and December 31, 2008, there were outstanding letters of credit issued of $51.5 million and $50.9 million, respectively, under the Credit Agreement and there were no outstanding revolver advances. The Company’s borrowing ability under the Credit Agreement is restricted by performance covenants, specifically the leverage ratio that limits total outstanding indebtedness to 3.0 times the Company’s trailing twelve months earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement. Due to this limitation, total unused borrowing capacity was approximately $125 million as of June 30, 2009.
The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received from participating lenders. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount. Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its interest rate, facility fees, utilization fees and letter of credit fees. The Company’s senior unsecured debt rating of BBB+ and outlook by Standard & Poor’s Ratings Services are on watch with negative implications and its senior unsecured debt rating of Baa2 and outlook by Moody’s Investors Service, Inc. are under review for possible downgrade.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Service cost	$2,270	$2,295	$147	$149	$43	$43
Interest cost	3,090	2,933	261	255	277	292
Expected return on plan assets	(2,358)	(3,430)	—	—	—	—
Transition (asset) obligation recognition	—	—	—	(17)	33	34
Amortization of prior service cost (credit)	(224)	(224)	349	390	—	—
Pension settlement expense	—	—	158	—	—	—
Recognized net actuarial loss and other	2,360	818	138	203	142	164

Net periodic benefit cost	$5,138	$2,392	$1,053	$980	$495	$533

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Service cost	$4,541	$4,590	$300	$305	$85	$86
Interest cost	6,180	5,866	537	543	555	584
Expected return on plan assets	(4,717)	(6,860)	—	—	—	—
Transition (asset) obligation recognition	—	—	—	(28)	67	68
Amortization of prior service cost (credit)	(448)	(448)	698	780	—	—
Pension settlement expense	—	—	158	1,093	—	—
Recognized net actuarial loss and other	4,720	1,636	270	436	284	328

Net periodic benefit cost	$10,276	$4,784	$1,963	$3,129	$991	$1,066

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	($ thousands, except per share data)

Obligations settled	$795	$—	$795	$3,795
Pension settlement expense, pre-tax	$158	$—	$158	$1,093
Pension settlement expense per share, net of taxes	$—	$—	$—	$0.03
During the last six months of 2009, the Company anticipates settling obligations of $2.2 million and recording pension settlement expense of approximately $0.4 million on a pre-tax basis, or $0.01 per diluted share, net of taxes. The final settlement expense is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the settlement date. During the last six months of 2008, the Company recorded pension settlement expense of $0.4 million on a pre-tax basis, or 0.01 per diluted share, net of taxes.
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
NOTE G — STOCKHOLDERS’ EQUITY
Dividends on Common Stock
On July 23, 2009, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of August 7, 2009.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following table is a summary of dividends declared during the applicable quarter:

	2009		2008
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.15	$3,847	$0.15	$3,803
Second quarter	$0.15	$3,893	$0.15	$3,846
Third quarter (2009 amount estimated)	$0.15	$3,891	$0.15	$3,848
Stock Awards
As of June 30, 2009, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan supersedes the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, SARs, restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of June 30, 2009, the Company had not elected to treat any exercised options as Employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.
Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2009	627,522	$38.03
Granted	306,730	22.55
Vested	(18,146)	36.05
Forfeited	(17,405)	38.57

Outstanding — June 30, 2009	898,701	$32.76

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2009	576,364	$26.02
Granted	—	—
Exercised	(9,000)	17.00
Forfeited	(13,325)	28.00

Outstanding — June 30, 2009	554,039	$26.12	3.1	$814

Options outstanding at June 30, 2009 which are vested or expected to vest	554,039	$26.12	3.1	$814

Exercisable — June 30, 2009	554,039	$26.12	3.1	$814

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on June 30, 2009 over the exercise price of the option.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	June 30	December 31
	2009	2008
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(938)	$(1,022)
Unrecognized net periodic benefit costs	(87,137)	(93,097)
Increase in fair value of available for sale security	109	—

Total	$(87,966)	$(94,119)

After-tax amounts:
Foreign currency translation	$(574)	$(625)
Unrecognized net periodic benefit costs	(53,241)	(56,882)
Increase in fair value of available for sale security	109	—

Total	$(53,706)	$(57,507)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE H — EARNINGS PER SHARE
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities. The Company’s unvested restricted stock and restricted stock units are paid nonforfeitable dividends or dividend equivalents at the same rate and at the same time as the dividends paid on outstanding shares of Common Stock and are therefore considered participating securities. In accordance with FSP EITF 03-6-1, the Company’s calculation of earnings per share allocates dividends paid and a portion of unallocated net income, but not losses, to unvested restricted stock and restricted stock units. The adoption of FSP EITF 03-6-1, which also requires retrospective adjustment of earnings per share for prior-periods, decreased basic earnings per share by $0.02 for the three and six months ended June 30, 2008 and decreased diluted earnings per share by $0.01 and $0.02 for the three and six months ended June 30, 2008, respectively.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	($ thousands, except share and per share data)
Basic earnings per share
Numerator:
Net income (loss)	$(15,443)	$16,155	$(33,600)	$24,699
Effect of unvested restricted stock awards	(127)	(379)	(209)	(512)

Adjusted net income (loss)	$(15,570)	$15,776	$(33,809)	$24,187

Denominator:
Weighted-average shares	25,043,815	24,968,217	25,042,874	24,923,105

Net income (loss) per share	$(0.62)	$0.63	$(1.35)	$0.97

Diluted earnings per share
Numerator:
Net income (loss)	$(15,443)	$16,155	$(33,600)	$24,699
Effect of unvested restricted stock awards	(127)	(379)	(209)	(512)

Adjusted net income (loss)	$(15,570)	$15,776	$(33,809)	$24,187

Denominator:
Weighted-average shares	25,043,815	24,968,217	25,042,874	24,923,105
Effect of dilutive securities	—	178,605	—	147,617

Adjusted weighted-average shares and assumed conversions	25,043,815	25,146,822	25,042,874	25,070,722

Net income (loss) per share	$(0.62)	$0.63	$(1.35)	$0.96

For the three and six months ended June 30, 2009, outstanding stock awards of 738,996 and 983,601, respectively, and for the three and six months ended June 30, 2008, outstanding stock awards of 173,420 and 229,116, respectively, were not included in the per diluted share calculations because their inclusion would have the effect of decreasing the loss per share in the 2009 periods presented and increasing the earnings per share in the 2008 periods presented.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE I — OPERATING SEGMENT DATA
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	($ thousands)

OPERATING REVENUES
ABF	$343,805	$479,522	$666,918	$907,269
Other revenues and eliminations	18,830	18,992	35,394	38,756

	$362,635	$498,514	$702,312	$946,025

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$245,226	$273,792	$478,723	$531,515
Fuel, supplies and expenses	52,733	97,030	103,261	178,888
Operating taxes and licenses	10,553	11,959	21,067	23,898
Insurance	6,417	5,415	9,920	10,247
Communications and utilities	3,563	3,682	7,534	7,692
Depreciation and amortization	17,861	18,461	36,471	37,017
Rents and purchased transportation	32,357	42,448	60,243	78,469
Gain on sale of property and equipment	(244)	(451)	(961)	(2,326)
Other	2,161	1,655	4,325	3,458

Total ABF operating expenses and costs	370,627	453,991	720,583	868,858

Other expenses and eliminations	19,305	18,841	37,628	38,333

	$389,932	$472,832	$758,211	$907,191

OPERATING INCOME (LOSS)
ABF	$(26,822)	$25,531	$(53,665)	$38,411
Other income (loss) and eliminations	(475)	151	(2,234)	423

	$(27,297)	$25,682	$(55,899)	$38,834

OTHER INCOME (EXPENSE)
Interest and dividend income	$803	$1,448	$1,733	$3,267
Interest expense and other related financing costs	(344)	(336)	(685)	(675)
Other, net	1,313	18	232	(493)

	$1,772	1,130	$1,280	2,099

INCOME (LOSS) BEFORE INCOME TAXES	$(25,525)	$26,812	$(54,619)	$40,933

NOTE J — LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
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
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $53,000 over the last ten years, primarily at six sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At June 30, 2009 and December 31, 2008, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Arkansas Best Corporation (the “Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”).
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
Critical Accounting Policies and Recent Accounting and Disclosure Requirements Impacting the Company
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the six months ended June 30, 2009.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which provided a one-year deferral of the effective date of FAS 157 for nonfinancial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with FSP 157-2, the Company adopted the provisions of FAS 157 with respect to its assets and liabilities that are measured at fair value within the financial statements on a recurring basis effective January 1, 2008 and adopted the provisions of FAS 157 with respect to its nonfinancial assets and liabilities that are measured at fair value within the financial statements on a nonrecurring basis as of January 1, 2009. The adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements (see Note D to the accompanying consolidated financial statements).
Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 established that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities. The Company’s unvested restricted stock and restricted stock units are paid nonforfeitable dividends or dividend equivalents at the same rate and at the same time as the dividends paid on outstanding shares of Common Stock and are therefore considered participating securities. In accordance with FSP EITF 03-6-1, the Company’s calculation of earnings per share allocates dividends paid and a portion of unallocated net income, but not losses, to unvested restricted stock and restricted stock units. The adoption of FSP EITF 03-6-1, which also requires retrospective adjustment of earnings per share for prior-periods, decreased basic earnings per share by $0.02 for the three and six months ended June 30, 2008 and decreased diluted earnings per share by $0.01 and $0.02 for the three and six months ended June 30, 2008, respectively (see Note H to the accompanying consolidated financial statements).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The FASB issued three staff positions related to fair value accounting and disclosure which were effective for the Company as of June 30, 2009 and are reflected in the disclosures in Note D to the accompanying consolidated financial statements. FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods. FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, requires the Company to disclose the contractual maturities of debt securities in interim financial statements and addresses the recognition and measurement of an impairment loss when an entity does not intend or will not be required to sell an impaired security. FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, requires disclosure of the valuation techniques used to measure fair value of financial instruments and provides additional guidance for estimating fair value when the level of market activity for assets and liabilities covered by FAS 157 has significantly declined.
Effective June 30, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Management performed an evaluation of events through August 5, 2009, the date of filing this Quarterly Report on Form 10-Q, and believes that there are no material subsequent events requiring additional disclosure or recognition in this Form 10-Q.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash and short-term investments on-hand, cash generated by operations and borrowing capacity under its revolving credit agreement.
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments are as follows:

	June 30	December 31
	2009	2008
	($ thousands)

Cash and cash equivalents, primarily money market funds	$62,318	$100,880
Short-term investments (FDIC-insured certificates of deposit)	129,049	117,855

Total	$191,367	$218,735

During the six months ended June 30, 2009, cash, cash equivalents and short-term investments declined $27.4 million, primarily reflecting purchases of revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $9.8 million net of asset sales, payment of dividends on Common Stock of $7.7 million and the acquisition of a privately-owned logistics company for net cash consideration of $6.2 million including repayment of debt assumed in the acquisition.
During the six months ended June 30, 2008, cash provided from operations of $58.9 million and proceeds from asset sales of $12.8 million were used to purchase revenue equipment and other property and equipment totaling $16.1 million and pay dividends on Common Stock of $7.7 million. The decrease in operating cash flow during the six months ended June 30, 2009 as compared to the same period of 2008 primarily reflects the effect of the weaker freight tonnage environment on ABF’s operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of June 30, 2009, the Company was in compliance with the covenants. As of June 30, 2009 and December 31, 2008, there were outstanding letters of credit issued of $51.5 million and $50.9 million, respectively, under the Credit Agreement and there were no outstanding revolver advances. The Company’s borrowing ability under the Credit Agreement is restricted by performance covenants, specifically the leverage ratio that limits total outstanding indebtedness to 3.0 times the Company’s trailing twelve months earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement. Due to this limitation, total unused borrowing capacity was approximately $125 million as of June 30, 2009.
The Credit Agreement allows the Company to request extensions of the maturity date for a period not to exceed two years, subject to approval of a majority of the participating financial institutions. The Credit Agreement also allows the Company to request an increase in the amount of revolving credit loans of up to $200.0 million to an aggregate amount of $525.0 million, to the extent commitments are received from participating lenders. The Credit Agreement requires the payment of a utilization fee if the borrowings under the Credit Agreement exceed 50% of the facility amount. Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its interest rate, facility fees, utilization fees and letter of credit fees. The Company’s senior unsecured debt rating of BBB+ and outlook by Standard & Poor’s Ratings Services are on watch with negative implications and its senior unsecured debt rating of Baa2 and outlook by Moody’s Investors Service, Inc. are under review for possible downgrade.
As further discussed in the Executive Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations, ABF’s operating results have been adversely impacted by the economic recession. As a result, the Company has reported consolidated net losses in each of the last three quarterly periods beginning with fourth quarter 2008. These operating losses have led to a declining fixed charge coverage ratio which was 4.7 to 1 for the reporting period ended June 30, 2009 compared to the 2.0 to 1 minimum ratio required by the Credit Agreement. While ABF has implemented cost reduction initiatives, unless operating results improve from second quarter 2009 levels, the Company may not meet the required fixed charge coverage ratio during the remaining 2009 reporting periods. If this financial covenant is not met, the letters of credit currently issued under the Credit Agreement would have to be replaced with cash deposits, performance bonds or other acceptable forms of securities. Although there can be no assurances, management believes that the Company could obtain an amendment to the Credit Agreement or other satisfactory financing arrangements as needed; however, due to recent liquidity disruptions and continued uncertainty in the credit markets, the terms of any new financing arrangements may be less favorable and result in higher costs than the current Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of June 30, 2009. The Company’s 2008 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest	$2,383	$233	$511	$435	$1,204
Operating lease obligations(1)	44,684	11,291	16,993	8,377	8,023
Purchase obligations(2)	27,709	27,709	—	—	—
Voluntary savings plan distributions(3)	2,144	2,144	—	—	—
Postretirement health expenditures(4)	825	825	—	—	—
Deferred salary distributions(5)	1,144	1,144	—	—	—
Supplemental pension distributions(6)	2,175	2,175	—	—	—

Total	$81,064	$45,521	$17,504	$8,812	$9,227

(1)
While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2009, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $44.3 million for terminal facilities and $0.4 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.7 million related to Clipper, a former subsidiary of the Company.

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
The Company made voluntary tax-deductible contributions totaling $15.5 million to its nonunion pension plan in March 2009. Based upon current information, the Company is evaluating making additional contributions in 2009 of up to $10.0 million, which would not exceed the maximum tax-deductible contribution (see Note F to the accompanying consolidated financial statements).
ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the accompanying consolidated financial statements).
Other Liquidity Information: Management believes cash generated by operations, cash and cash equivalents, short-term investments and amounts available under the Credit Agreement, including any future amendments thereof, will be sufficient for the foreseeable future to finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. At this point in time, the Company’s liquidity has not been significantly impacted by the current credit environment.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of June 30, 2009 or 2008.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $44.7 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with affiliated special-purpose entities, variable interest entities or financial partnerships.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Results of Operations
Executive Overview
Arkansas Best Corporation (“the Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF, which represented 95% of the Company’s consolidated revenues for the six months ended June 30, 2009.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
For the three and six months ended June 30, 2009, respectively, the Company reported consolidated net losses of $15.4 million and $33.6 million after taxes, primarily reflecting the operating results of ABF. During the three and six months ended June 30, 2009, ABF’s revenues decreased 27.7% and 25.6%, respectively, on a per-day basis compared to the same periods in 2008. This revenue decline primarily reflects decreases in tonnage levels and changes in revenue per hundredweight, including fuel surcharges. ABF’s second quarter 2009 operating ratio increased to 107.8% from 94.7% in the second quarter of 2008. During the six months ended June 30, 2009, ABF’s operating ratio increased to 108.0% from 95.8% during the same period of 2008. The ABF operating results are more fully discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2008 Annual Report on Form 10-K. The prolonged unfavorable economic environment has impacted the business activities of ABF’s customers which has had a corresponding adverse effect on ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. ABF’s second quarter 2009 operating results were impacted by a 17.0% year-over-year decline in tonnage per day, which was preceded by year-over-year declines in tonnage per day of 5.1% in third quarter 2008, 11.5% in fourth quarter 2008 and 15.7% in first quarter 2009. ABF’s management believes that these tonnage trends are representative of the weakened domestic and global economies due, in part, to turmoil in the financial markets and the related effects on industrial production and the residential and commercial construction and retail sectors. For the month of July 2009, average daily total tonnage for ABF declined approximately 13% compared to the same period last year. There can be no assurances that ABF will not experience further declines in tonnage levels due to a number of factors including, but not limited to, continued weakness in general economic activity.
As a result of the extended period of an adverse economic environment and the historically severe tonnage declines that have continued from the fourth quarter of 2008, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. A larger proportion of ABF’s operating costs are fixed in nature when maintaining customer service levels. ABF’s ability to effectively manage labor costs, which amounted to 71.8% of ABF’s revenues for the six months ended June 30, 2009, has a direct impact on its operating performance. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note F to the accompanying consolidated financial statements), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The current five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. ABF’s operating results will continue to be adversely impacted if tonnage remains at the current levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The industry pricing environment is another key to ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations due to the difficulty in quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. However, total company profitability for ABF is considered together with measures of billed revenue per hundredweight. Total billed revenue per hundredweight decreased 13.1% and 11.3%, respectively, during the three and six months ended June 30, 2009 versus the same periods of 2008, primarily due to lower fuel surcharges resulting from lower fuel-related costs. The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008, as further discussed below. Management believes that higher fuel surcharges, along with the competitive environment, prevented ABF from securing adequate increases in base LTL rates during periods of higher fuel surcharge levels in 2008. Obtaining base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. ABF also experienced freight profile changes during the six months ended June 30, 2009 that impacted the reported billed revenue per hundredweight, as further discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding freight profile changes and the changes in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business declined slightly in the second quarter of 2009. During the three and six months ended June 30, 2009, the pricing environment was very competitive and management expects the pricing environment to remain competitive throughout the remainder of 2009.
ABF operates in a highly competitive industry with both union and nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. In addition, wage concessions granted to certain union competitors allow for a lower wage and benefit cost structure than that of ABF. Competitors with lower labor cost structures could reduce freight rates to gain market share which may further limit ABF’s ability to maintain or increase base freight rates and therefore adversely impact the Company’s competitiveness in the industry. ABF has recently engaged in discussions with the IBT to attempt to address this issue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first six months of 2009, the fuel surcharge mechanism had strong market acceptance among ABF customers. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. ABF experienced significantly higher fuel prices in the first ten months of 2008 compared to the same period in 2007. Beginning in the middle of July 2008, fuel prices declined steadily through mid-March 2009 and then increased slightly during the second quarter from the March 2009 low. As of the end of July 2009, the fuel surcharge rate was approximately 22 revenue percentage points below the peak reached in July 2008. While fuel prices and the related fuel surcharge levels have declined in 2009 compared to 2008, ABF has not been able to increase other elements of margin primarily due to the competitive environment which has been influenced by lower levels of available tonnage.
The Company ended the second quarter of 2009 with $191.4 million of cash, cash equivalents and short-term investments, $590.3 million in stockholders’ equity and no borrowings under its revolving Credit Agreement. Because of the Company’s financial position at June 30, 2009, the Company should continue to be in a position to pursue various initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	Three Months Ended June 30
Consolidated Results	2009	2008
	($ thousands, except workdays and per share data)

WORKDAYS	63.5	64.0

OPERATING REVENUES
ABF	$343,805	$479,522
Other revenues and eliminations	18,830	18,992

	$362,635	$498,514

OPERATING INCOME (LOSS)
ABF	$(26,822)	$25,531
Other and eliminations	(475)	151

	$(27,297)	$25,682

DILUTED EARNINGS (LOSS) PER SHARE	$(0.62)	$0.63

	Six Months Ended June 30
	2009	2008
	($ thousands, except workdays and per share data)

WORKDAYS	126.0	127.5

OPERATING REVENUES
ABF	$666,918	$907,269
Other revenues and eliminations	35,394	38,756

	$702,312	$946,025

OPERATING INCOME (LOSS)
ABF	$(53,665)	$38,411
Other and eliminations	(2,234)	423

	$(55,899)	$38,834

DILUTED EARNINGS (LOSS) PER SHARE	$(1.35)	$0.96

Consolidated revenues for the three and six months ended June 30, 2009 decreased 26.7% and 24.9%, respectively, on a per-day basis compared to the prior year periods. Consolidated operating losses for the three and six months ended June 30, 2009 represent declines from the same periods of 2008 of $53.0 million and $94.7 million, respectively. The change in consolidated operating results and per share amounts primarily reflect the operations of ABF, as discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Consolidated operating results were impacted by nonunion healthcare and pension, workers’ compensation and third-party casualty insurance claims which on a pre-tax basis totaled $26.1 million and $42.4 million or $0.63 and $1.03 per share in the three and six months ended June 30, 2009, respectively, compared to $21.0 million and $36.8 million on a pre-tax basis or $0.51 and $0.89 per share in the same prior year periods. The increase in nonunion healthcare costs reflects unfavorable claims experience, and the higher workers’ compensation and third-party casualty insurance expense was primarily related to increased severity of claims incurred during the second quarter 2009. For the three and six months ended June 30, 2009, nonunion pension expense increased from the comparable prior year periods due to higher amortization of actuarial losses associated with the effect of market declines on the value of nonunion pension plan assets in 2008 and lower expected returns on pension assets in 2009. For the six months ended June 30, 2009, “other” operating loss includes the costs incurred for an advisory firm, which totaled $2.7 million (pre-tax), or $0.07 per share, related to the development of a formal strategic plan and identification of potential acquisition opportunities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	71.3%	57.1%	71.8%	58.6%
Fuel, supplies and expenses	15.3	20.2	15.5	19.7
Operating taxes and licenses	3.1	2.5	3.2	2.6
Insurance	1.9	1.1	1.5	1.1
Communications and utilities	1.0	0.8	1.1	0.8
Depreciation and amortization	5.2	3.8	5.5	4.1
Rents and purchased transportation	9.4	8.9	9.0	8.6
Gain on sale of property and equipment	(0.1)	(0.1)	(0.1)	(0.3)
Other	0.7	0.4	0.5	0.6

	107.8%	94.7%	108.0%	95.8%

ABF OPERATING INCOME (LOSS)	(7.8)%	5.3%	(8.0)%	4.2%
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended June 30
	2009	2008	% Change

Workdays	63.5	64.0

Billed revenue* per hundredweight, including fuel surcharges	$23.81	$27.40	(13.1)

Pounds	1,451,669,827	1,761,730,259	(17.6)

Pounds per day	22,860,942	27,527,035	(17.0)

Shipments per DSY hour	0.496	0.488	1.6

Pounds per DSY hour	646.11	655.20	(1.4)

Pounds per shipment	1,303	1,343	(3.0)

Pounds per mile	19.29	19.47	(0.9)

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	Six Months Ended June 30
	2009	2008	% Change

Workdays	126.0	127.5

Billed revenue* per hundredweight, including fuel surcharges	$23.83	$26.88	(11.3)

Pounds	2,809,064,375	3,397,991,332	(17.3)

Pounds per day	22,294,162	26,650,912	(16.3)

Shipments per DSY hour	0.491	0.488	0.6

Pounds per DSY hour	633.32	638.35	(0.8)

Pounds per shipment	1,289	1,307	(1.4)

Pounds per mile	19.19	19.36	(0.9)

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and six months ended June 30, 2009 was $343.8 million and $666.9 million, respectively, compared to $479.5 million and $907.3 million reported for the same periods in 2008. ABF’s revenue per day decreased 27.7% and 25.6% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The revenue decrease primarily reflects 17.0% and 16.3% declines in tonnage per day and 13.1% and 11.3% decreases in billed revenue per hundredweight for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease in billed revenue per hundredweight was largely attributable to lower fuel surcharges. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into the Quarterly Report on Form 10-Q.)
Effective January 5, 2009 and February 4, 2008, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.79% and 5.45%, respectively, although the amounts vary by lane and shipment characteristics. The 2009 general rate increase, which was in line with increases announced by other LTL carriers, was implemented four weeks earlier than the 2008 increase. The general rate increase affected approximately 45% of ABF’s business for the six months ended June 30, 2009, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain the general rate increases, which it has not been able to do in the second quarter of 2009 due to the recessionary environment, is impacted by competitive factors and customer account mix changes.
ABF’s 13.1% and 11.3% decrease in billed revenue per hundredweight for the three and six months ended June 30, 2009 compared to the same periods in 2008 was impacted not only by lower fuel surcharges and the general rate increase, but also by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for the three and six months ended June 30, 2009 decreased 3.0% and 1.4%, respectively, compared to the same periods in 2008. A lower weight per shipment has the effect of increasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the three and six months ended June 30, 2009, billed revenue per hundredweight compared to the same periods in 2008 reflects a very competitive pricing environment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
As fuel prices increased substantially throughout the first half of 2008, the associated higher fuel surcharges constituted a larger proportion of the total freight rate and influenced ABF’s ability to obtain increases in base freight rates. Fuel prices and the associated fuel surcharge have significantly declined since the middle of July 2008. ABF’s average fuel surcharge in effect during the second quarter of 2009 was 20.5 revenue percentage points below the comparable prior year quarter. ABF’s ability to improve its operating ratio during periods of declining fuel surcharge levels is dependent on securing price increases to cover contractual wage rates and other increases in cost elements. However, obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, the pricing environment is more competitive during periods of lower tonnage levels. Excluding freight profile changes and the increase in fuel surcharges, pricing on ABF’s traditional LTL business during the second quarter of 2009 declined slightly compared to the prior year period.
ABF generated operating losses of $26.8 million and $53.7 million for the three and six months ended June 30, 2009 versus operating income of $25.5 million and $38.4 million during the same periods in 2008. ABF’s second quarter 2009 operating ratio increased to 107.8% from 94.7% in the second quarter of 2008. For the six months ended June 30, 2009, ABF’s operating ratio increased to 108.0% from 95.8% in the first six months of 2008. The increase in ABF’s operating ratio was primarily influenced by the decline in freight tonnage levels previously discussed, the effects of base LTL rates not covering increases in elements of cost, including contractual wage rates, and maintaining an operating structure that provides competitive customer service. Changes in operating expenses, which had an impact on ABF’s operating ratio, are discussed in the following paragraphs.
Salaries, wages and benefits expense for the three and six months ended June 30, 2009 increased 14.2% and 13.2% of revenues compared to the same periods in 2008. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels including fuel surcharges. ABF is generally effective in managing its costs to business levels. However, during periods of declining tonnage levels which ABF has experienced in recent quarters, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF’s average length of haul has been declining in recent quarters, due in part to the enhanced regional service offering. As a result, total pounds per mile has become a less effective measure of the productivity of ABF’s operations and labor costs. The challenges of adjusting the cost structure throughout the ABF system are evidenced by the 1.4% and 0.8% decreases in pounds per DSY hour for the three and six months ended June 30, 2009, respectively, and the 0.9% decrease in pounds per mile for the three and six months ended June 30, 2009 as compared to same periods of 2008. These lower productivity measures were also impacted by profile changes including the year-over-year reduction in pounds per shipment for the periods presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The increase in salaries, wages and benefits as a percent of revenues for the three and six months ended June 30, 2009 compared to the same periods in 2008 was impacted by contractual increases under the IBT National Freight Industry Standards Agreement. The annual contractual wage increases effective on April 1, 2009 and 2008 were 1.8% and 2.2%, respectively. On August 1, 2008, health, welfare and pension benefit costs under the agreement increased 8.1%. On August 1, 2009, health, welfare and pension benefit costs under the agreement will increase 7.5%. The increase in salaries, wages and benefits as a percent of revenues was also influenced by an increase in ABF’s nonunion pension expense in 2009 compared to 2008, which impacted the operating ratio comparison by approximately one percentage point for the three and six months ended June 30, 2009. The increase in nonunion pension costs is primarily attributable to higher amortization of actuarial losses associated with the effect of market declines on the value of nonunion pension plan assets in 2008 and lower expected returns on pension assets in 2009. The Company’s full-year 2009 nonunion pension cost, which is predominantly related to ABF, is estimated to be approximately $11.0 million more than the amount recognized in 2008 (see Note F to the accompanying consolidated financial statements). Second quarter 2009 salaries, wages and benefits costs were also influenced by higher workers’ compensation expense due to an increase in the severity of claims, which impacted ABF’s operating ratio by 0.9% compared to the prior year period. On a year-to-date basis through June 30, 2009, workers’ compensation costs as a percent of revenue were 0.3% above the same prior year period but in line with ABF’s ten-year historical average. Salaries, wages and benefits as a percent of revenues for the three and six months ended June 30, 2009 was further impacted by unfavorable claims experience under the Company’s self-insured healthcare program, which increased the operating ratio by 0.6% compared to the same prior year periods.
Fuel, supplies and expenses decreased 4.9% and 4.2% of revenues for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. This decrease primarily reflects significantly lower fuel costs as the average price per gallon of fuel decreased 55.1% and 52.3%, respectively, during the three and six months ended June 30, 2009, compared to the same periods in 2008.
Insurance costs increased 0.8% and 0.4% of revenues for the three and six months ended June 30, 2009, respectively, compared to the same prior year periods, primarily due to the increase in severity of third-party casualty claims.
Depreciation and amortization increased 1.4% of revenues for the three and six months ended June 30, 2009 compared to the same periods in 2008. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and increase as a percentage of revenue with decreases in revenue levels including fuel surcharges. The increase as a percent of revenue also reflects the higher unit costs of revenue equipment being depreciated in the first six months of 2009 compared to the average costs in the same period of 2008.
Operating taxes and licenses, communication and utilities, and rents and purchased transportation all decreased in amount during the three and six month periods ended June 30, 2009 compared to the same periods in 2008 primarily due to lower business levels. As a percent of revenue, these costs were higher during 2009 compared to 2008 as a portion of these items are fixed in nature and increase as a percent of revenue with decreases in revenue levels including fuel surcharges.
Consolidated Balance Sheet
Accounts Payable: Accounts payable increased $12.3 million from December 31, 2008 to June 30, 2009, primarily due to the seasonal increase in revenue levels in June 2009 compared to December 2008 and accruals for revenue equipment received but not yet paid for of $5.4 million as of June 30, 2009.
Pension and Postretirement Liabilities: Pension and postretirement liabilities decreased $11.5 million from December 31, 2008 to June 30, 2009, primarily due to contributions made to the nonunion defined benefit pension plan, partially offset by pension and postretirement expense accruals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses and alternative fuel tax credits. The federal tax benefit recorded in 2009 will be realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.
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
Effects of Inflation
Generally, inflationary increases in labor and fuel costs, which are discussed above, have been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results. During the second quarter 2009, ABF’s base LTL pricing was believed to be slightly negative while wage rates increased on April 1, 2009 under the collective bargaining agreement with its union employees. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during the normal replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. As discussed above, the pricing environment has been very competitive during the economic recession and has limited ABF’s ability to offset inflationary and contractual cost increases.
Current Economic Conditions
Given the current economic environment and the uncertainties regarding the potential impact on ABF’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period of recovery, made for the purposes of impairment tests related to ABF’s operating assets and goodwill, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flow and revenue and operating income growth rates are not achieved, it is possible that a goodwill impairment test may be triggered and may result in a material non-cash adjustment to the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Forward-Looking Statements
Statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “predict,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, current adverse economic conditions; the impact of any limitations on our customers’ access to adequate financial resources; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; relationships with employees, including unions; union and non-union employee wages and benefits, including changes in required contributions to multiemployer pension plans; governmental regulations and policies; costs of continuing investments in technology; the timing and amount of capital expenditures; the cost, integration and performance of any future acquisitions; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates; and other financial, operational and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission public filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Since December 31, 2008, there have been no significant changes in the Company’s market risks as reported in the Company’s 2008 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 1. LEGAL PROCEEDINGS.
For information related to the Company’s legal proceedings, see Note J, Legal Proceedings and Environmental Matters under Part I, Item 1, of this quarterly report on Form 10-Q. The Company disclosed in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the final dismissal, effective on March 16, 2009, of a class action lawsuit whereby Farm Water Technological Services, Inc., d/b/a Water Tech, and C.B.J.T., d/b/a Agricultural Supply, on behalf of themselves and other plaintiffs, alleged that the Company and eleven other companies engaged in the less-than-truckload transportation business violated U.S. antitrust laws regarding fuel surcharges.
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
The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2009, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the six months ended June 30, 2009.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

PART II. — continued
OTHER INFORMATION
ARKANSAS BEST CORPORATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Shareholders was held on April 21, 2009.
The first proposal considered at the Annual Meeting was to elect Fred A. Allardyce and John H. Morris to serve as Directors of the Company. The results of this proposal were as follows:

Directors	Votes For	Votes Withheld
Fred A. Allardyce	23,472,785	447,658
John H. Morris	23,354,365	566,078
The second proposal was to ratify the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year 2009. This proposal received 23,753,256 votes for adoption, 161,622 against adoption, 5,565 abstentions and no broker nonvotes.
The third proposal was to approve amendments to the Company’s Restated Certificate of Incorporation to declassify the Company’s Board of Directors. This proposal received 23,761,028 votes for adoption, 149,174 against adoption, 10,241 abstentions and no broker nonvotes.
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

3.2
Certificate of Designations of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

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

4.3
Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

31.1	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARKANSAS BEST CORPORATION (Registrant)
Date: August 5, 2009	/s/ Judy R. McReynolds
Judy R. McReynolds
Senior Vice President — Chief Financial Officer, Treasurer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description

3.1
Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2
Certificate of Designations of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

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

4.3
Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

31.1	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.