Form 10-Q
period 2009-09-30
ARKANSAS BEST CORP /DE/
filed 2009-11-04
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-19969
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock, $.01 par value	25,287,169 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2009	2008
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,887	$100,880
Short-term investment securities	131,365	117,855
Accounts receivable, less allowances (2009 — $3,910; 2008 — $3,513)	124,773	111,452
Other accounts receivable, less allowances (2009 — $1,033; 2008 — $1,001)	7,426	6,611
Prepaid expenses	8,512	10,670
Deferred income taxes	35,799	36,079
Prepaid and refundable income taxes	16,408	17,661
Other	6,688	6,982

TOTAL CURRENT ASSETS	389,858	408,190

PROPERTY, PLANT AND EQUIPMENT
Land and structures	239,799	235,861
Revenue equipment	512,114	514,503
Service, office and other equipment	155,934	150,524
Leasehold improvements	21,647	21,697

	929,494	922,585
Less allowances for depreciation and amortization	497,434	473,010

	432,060	449,575

OTHER ASSETS	53,185	50,636

GOODWILL	66,655	63,897

	$941,758	$972,298

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS — continued

	September 30	December 31
	2009	2008
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,969	$15,189
Accounts payable	60,666	51,646
Income taxes payable	340	758
Accrued expenses	152,619	147,540
Current portion of long-term debt	138	159

TOTAL CURRENT LIABILITIES	227,732	215,292

LONG-TERM DEBT, less current portion	1,618	1,457

PENSION AND POSTRETIREMENT LIABILITIES	81,432	89,472

OTHER LIABILITIES	19,822	17,314

DEFERRED INCOME TAXES	26,847	24,017

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2009: 26,726,216 shares; 2008: 26,702,222 shares	267	267
Additional paid-in capital	273,097	268,396
Retained earnings	420,555	471,360
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(51,842)	(57,507)

TOTAL STOCKHOLDERS’ EQUITY	584,307	624,746

	$941,758	$972,298

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$398,957	$495,815	$1,101,269	$1,441,840

OPERATING EXPENSES AND COSTS	411,194	470,323	1,169,405	1,377,514

OPERATING INCOME (LOSS)	(12,237)	25,492	(68,136)	64,326

OTHER INCOME (EXPENSE)
Interest and dividend income	666	1,492	2,399	4,759
Interest expense and other related financing costs	(357)	(206)	(1,041)	(881)
Other, net	2,035	(681)	2,345	(1,174)

	2,344	605	3,703	2,704

INCOME (LOSS) BEFORE INCOME TAXES	(9,893)	26,097	(64,433)	67,030

FEDERAL AND STATE INCOME TAXES
Current (benefit) provision	(3,302)	8,469	(25,515)	28,709
Deferred (benefit) provision	(1,263)	2,186	(69)	(1,821)

	(4,565)	10,655	(25,584)	26,888

NET INCOME (LOSS)	(5,328)	15,442	(38,849)	40,142

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	245	—	324	—

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(5,573)	$15,442	$(39,173)	$40,142

EARNINGS (LOSS) PER SHARE
Basic	$(0.23)	$0.60	$(1.58)	$1.57
Diluted	(0.23)	0.60	(1.58)	1.56

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,047,975	25,013,314	25,047,270	24,956,205
Diluted	25,047,975	25,174,345	25,047,270	25,109,963

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at January 1, 2009	26,702	$267	$268,396	$471,360	1,678	$(57,770)	$(57,507)	$624,746
Net loss (excluding non-controlling interest in net income of subsidiary of $324)				(39,173)				(39,173)
Change in foreign currency translation, net of tax of $133							209	209
Amortization of unrecognized net periodic benefit costs, net of tax of $3,269:
Net actuarial loss							4,844	4,844
Prior service costs							228	228
Net transition obligation							62	62
Pension settlement expense, net of tax of $61							97	97
Unrecognized net actuarial gain, net of tax of $83							128	128
Increase in fair value of available for sale security, net of tax of $52							97	97

Total comprehensive loss(1)								(33,508)

Issuance of common stock under share-based compensation plans	24	—	238					238
Tax effect of share-based compensation plans and other			(314)					(314)
Share-based compensation expense			4,777					4,777
Dividends paid on common stock				(11,632)				(11,632)

Balances at September 30, 2009	26,726	$267	$273,097	$420,555	1,678	$(57,770)	$(51,842)	$584,307

(1)
Total comprehensive loss for the three months ended September 30, 2009 was $3.7 million. Total comprehensive income for the three and nine months ended September 30, 2008 was $17.8 million and $44.6 million, respectively.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2009	2008
	(Unaudited)
	($ thousands)

OPERATING ACTIVITIES
Net income (loss)	$(38,849)	$40,142
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,348	57,469
Other amortization	220	220
Pension settlement expense	158	1,540
Share-based compensation expense	4,777	4,523
Provision for losses on accounts receivable	2,432	1,210
Deferred income tax benefit	(69)	(1,821)
Gain on sales of assets	(1,214)	(2,994)
Excess tax benefits from share-based compensation	—	(657)
Changes in operating assets and liabilities:
Receivables	(13,587)	(6,842)
Prepaid expenses	2,321	2,287
Other assets	316	5,914
Accounts payable, taxes payable, accrued expenses and other liabilities(1)	11,011	2,764

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,864	103,755

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases(1)	(32,914)	(45,425)
Proceeds from asset sales	3,714	14,984
Purchases of short-term investment securities	(110,198)	(80,386)
Proceeds from sales of short-term investment securities	96,689	85,004
Business acquisition, net of cash acquired	(4,873)	—
Capitalization of internally developed software and other	(3,962)	(4,040)

NET CASH USED BY INVESTING ACTIVITIES	(51,544)	(29,863)

FINANCING ACTIVITIES
Payments on long-term debt	(1,401)	(175)
Net change in bank overdraft	(1,220)	(2,135)
Deferred financing costs	(300)	—
Payment of common stock dividends	(11,632)	(11,497)
Excess tax benefits from share-based compensation	—	657
Proceeds from the exercise of stock options and other	240	2,906

NET CASH USED BY FINANCING ACTIVITIES	(14,313)	(10,244)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,993)	63,648
Cash and cash equivalents at beginning of period	100,880	93,805

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,887	$157,453

(1)	Does not include $1.0 million and $3.1 million of equipment which was received but not yet paid for at September 30, 2009 and 2008, respectively.
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
Management performed an evaluation of events through November 4, 2009, the date of filing this Quarterly Report on Form 10-Q, and believes that there are no material events subsequent to the balance sheet date requiring additional disclosure or recognition in this Form 10-Q.
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
The effective tax benefit rate for the nine months ended September 30, 2009 was 39.7% as compared to the effective tax provision rate of 40.1% for the same period of 2008. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses and alternative fuel tax credits. The alternative fuel tax credit increased the effective tax benefit rate by 0.9% for the nine months ended September 30, 2009 and decreased the effective tax rate by 1.5% for the nine months ended September 30, 2008. Under present law, the alternative fuel tax credit expires December 31, 2009. The federal tax benefit recorded in 2009 will be realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE C — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.
Cash and Cash Equivalents: Cash and cash equivalents at September 30, 2009 and December 31, 2008 consist primarily of money market funds totaling $54.1 million and $95.6 million, respectively, for which quoted prices are used to determine fair values.
Short-Term Investments: Short-term investments consist of FDIC-insured certificates of deposit recorded at cost plus accrued interest, which approximates fair value.
Debt: At September 30, 2009 and December 31, 2008, the Company had no borrowings under its revolving Credit Agreement. Debt reported in the consolidated balance sheets primarily consists of capital lease obligations.
Interest Rate Instruments: The Company has historically been subject to market risk on all or a part of its borrowings under bank credit lines which have variable interest rates. During the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company incurred no borrowings and had no outstanding debt obligations under the Credit Agreement other than letters of credit.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Assets Measured at Fair Value on a Recurring Basis
The following table presents, for each of the fair value hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis at September 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$54,109	$54,109	$—	$—
Available for sale security(2)	747	—	747	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan(3)	7,580	7,580	—	—

	$62,436	$61,689	$747	$—

(1)	Included in cash and cash equivalents in the consolidated balance sheet. Quoted market prices were used to determine fair values.

(2)
Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets in the consolidated balance sheet. The security, for which the underlying debt instrument matures in 2025, is valued using the income approach with inputs derived from observable market data. An unrealized gain of $0.1 million, net of taxes, related to the security was recorded in accumulated other comprehensive loss as of September 30, 2009.

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

Assets Measured at Fair Value on a Nonrecurring Basis
The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. The following table presents assets that are measured at fair value on a nonrecurring basis for the nine months ended September 30, 2009:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Assets held for sale(1)	$2,511	$—	$2,511	$—

(1)
Assets held for sale are included in other noncurrent assets in the consolidated balance sheet at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF’s older revenue equipment. Quoted prices for similar assets in active markets were used to determine fair values. During the nine months ended September 30, 2009, assets held for sale with a carrying amount of $1.2 million were written down to their fair value of $0.7 million, resulting in an operating loss of $0.5 million. In certain cases, carrying amounts of assets held for sale may be lower than current fair values.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE D — CREDIT AGREEMENT
The Company has a revolving credit agreement (the “Credit Agreement”) dated May 4, 2007, with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its interest rate, facility fees, utilization fees and letter of credit fees. The Company has a senior unsecured debt rating of BBB- with a negative outlook by Standard & Poor’s Ratings Services and a senior unsecured debt rating of Ba1 with a negative outlook by Moody’s Investors Service, Inc. As of September 30, 2009 and December 31, 2008, there were outstanding letters of credit issued of $50.3 million and $50.9 million, respectively, under the Credit Agreement and there were no outstanding revolver advances.
The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of September 30, 2009, the Company was in compliance with the covenants. The Company’s borrowing ability under the Credit Agreement is restricted by the maximum allowed leverage ratio that limits total outstanding indebtedness to 3.0 times the Company’s trailing twelve months earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement. Due to this limitation, and after consideration of certain outstanding letters of credit as defined, total unused borrowing capacity was $22.6 million as of September 30, 2009.
ABF’s operating results have been adversely impacted by the economic recession. As a result, the Company has reported consolidated net losses in each of the last four quarterly periods beginning with fourth quarter 2008. The resulting reduction in EBITDA has led to a declining fixed charge coverage ratio. For the reporting period ended September 30, 2009, the Company’s fixed charge coverage ratio was 2.0 to 1, which is the minimum ratio required by the Credit Agreement. While ABF has implemented cost reduction initiatives, unless operating results in the fourth quarter of 2009 are improved over fourth quarter 2008 levels, the Company may not meet the required fixed charge coverage ratio for the December 31, 2009 reporting period. Although there can be no assurances, management has initiated the process of obtaining and believes that the Company will obtain an amendment to the Credit Agreement or other satisfactory financing arrangements, as needed, that would provide for the Company’s letter of credit requirements. However, due to recent liquidity disruptions and continued uncertainty in the credit markets, the terms of any new financing arrangements may be less favorable and result in higher costs than the current Credit Agreement.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans
The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Service cost	$2,271	$2,294	$135	$145	$42	$44
Interest cost	3,091	2,934	229	259	278	292
Expected return on plan assets	(2,359)	(3,429)	—	—	—	—
Transition (asset) obligation recognition	—	—	—	(15)	34	33
Amortization of prior service cost (credit)	(225)	(225)	349	390	—	—
Pension settlement expense	—	—	—	447	—	—
Recognized net actuarial loss and other	2,360	819	152	174	142	165

Net periodic benefit cost	$5,138	$2,393	$865	$1,400	$496	$534

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Service cost	$6,812	$6,884	$435	$450	$127	$130
Interest cost	9,271	8,800	766	802	833	876
Expected return on plan assets	(7,076)	(10,289)	—	—	—	—
Transition (asset) obligation recognition	—	—	—	(43)	101	101
Amortization of prior service cost (credit)	(673)	(673)	1,047	1,170	—	—
Pension settlement expense	—	—	158	1,540	—	—
Recognized net actuarial loss and other	7,080	2,455	422	610	426	493

Net periodic benefit cost	$15,414	$7,177	$2,828	$4,529	$1,487	$1,600

The Company’s full-year 2009 nonunion defined benefit pension plan expense is estimated to be $20.6 million compared to $9.6 million for the year ended December 31, 2008. In March 2009, the Company made voluntary tax-deductible contributions totaling $15.5 million to its nonunion defined benefit pension plan. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan. Due to a higher level of employee terminations and retirements during 2009, the full-year cash distributions from the nonunion defined benefit plan may exceed the annual service and interest costs and result in recognition of pension settlement expense during the fourth quarter 2009. The amount of pension settlement expense recognized, if any, is dependent upon the total 2009 benefit plan distributions, which are influenced by participant elections, and pension actuarial valuations, which are based on the applicable discount rates for pension plan liabilities and the market value of plan assets determined at the settlement date. Based on information currently available to the Company, the non-cash charge for pension settlement expense related to the nonunion defined benefit pension plan, if any, recognized in fourth quarter 2009 could be between $6.0 million and $8.0 million, pre-tax.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The Company has a separate unfunded supplemental benefit pension plan for the purpose of providing additional retirement benefits to certain executive officers of the Company. The following is a summary of the obligations settled and pension settlement expense related to the supplemental benefit pension plan:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	($ thousands, except per share data)

Obligations settled	$—	$2,423	$795	$6,218
Pension settlement expense, pre-tax	$—	$447	$158	$1,540
Pension settlement expense per share, net of taxes	$—	$0.01	$—	$0.04
Based on retirements known as of September 30, 2009 and those announced subsequent to the balance sheet date, the Company anticipates settling obligations of $14.7 million related to the supplemental benefit pension plan in the next twelve months which will result in pension settlement expense to be recorded in the fourth quarter 2009 of approximately $4.6 million on a pre-tax basis for the supplemental plan, or $0.12 per diluted share, net of taxes. The final settlement expense is dependent upon the pension actuarial valuations, which are based on the applicable discount rates determined at the retirement dates. The Company recorded no pension settlement expense during the last three months of 2008.
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
Approximately 50% of ABF’s contributions are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). The Company understands that the funded percentage of the Central States Pension Fund was 58% as of January 1, 2009, but that the funding percentage may have improved during 2009 due to improvement in the overall financial markets which, based on the latest publicly available information, resulted in an increase in net assets after distribution of benefits, of $126 million for the six months ended June 30, 2009.
The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans than the disclosures in the Company’s 2008 Annual Report on Form 10-K.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE F — STOCKHOLDERS’ EQUITY
Dividends on Common Stock
On October 20, 2009, the Company’s Board of Directors declared a dividend of $0.15 per share payable to stockholders of record as of November 3, 2009.
The following table is a summary of dividends declared during the applicable quarter:

	2009		2008
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.15	$3,847	$0.15	$3,803
Second quarter	$0.15	$3,893	$0.15	$3,846
Third quarter	$0.15	$3,892	$0.15	$3,848
Fourth quarter (2009 amount estimated)	$0.15	$3,891	$0.15	$3,847
Stock Awards
As of September 30, 2009, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan supersedes the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of June 30, 2009, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.
Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2009	627,522	$38.03
Granted	306,730	22.55
Vested	(22,904)	35.97
Forfeited	(17,406)	38.57

Outstanding — September 30, 2009	893,942	$32.74

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term(Years)	($ thousands)

Outstanding — January 1, 2009	576,364	$26.02
Granted	—	—
Exercised	(12,200)	19.54
Forfeited	(13,325)	28.00

Outstanding — September 30, 2009	550,839	$26.11	2.8	$2,108

Options outstanding at September 30, 2009 which are vested or expected to vest	550,839	$26.11	2.8	$2,108

Exercisable — September 30, 2009	550,839	$26.11	2.8	$2,108

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on September 30, 2009 over the exercise price of the option.
Accumulated Other Comprehensive Loss
Components of accumulated other comprehensive loss are as follows:

	September 30	December 31
	2009	2008
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(680)	$(1,022)
Unrecognized net periodic benefit costs	(84,325)	(93,097)
Increase in fair value of available for sale security	149	—

Total	$(84,856)	$(94,119)

After-tax amounts:
Foreign currency translation	$(416)	$(625)
Unrecognized net periodic benefit costs	(51,523)	(56,882)
Increase in fair value of available for sale security	97	—
Total	$(51,842)	$(57,507)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
NOTE G — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	($ thousands, except share and per share data)

Basic earnings per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(5,573)	$15,442	$(39,173)	$40,142
Effect of unvested restricted stock awards	(134)	(386)	(343)	(891)

Adjusted net income (loss)	$(5,707)	$15,056	$(39,516)	$39,251

Denominator:
Weighted-average shares	25,047,975	25,013,314	25,047,270	24,956,205

Net income (loss) per share	$(0.23)	$0.60	$(1.58)	$1.57

Diluted earnings per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(5,573)	$15,442	$(39,173)	$40,142
Effect of unvested restricted stock awards	(134)	(386)	(343)	(891)

Adjusted net income (loss)	$(5,707)	$15,056	$(39,516)	$39,251

Denominator:
Weighted-average shares	25,047,975	25,013,314	25,047,270	24,956,205
Effect of dilutive securities	—	161,031	—	153,758

Adjusted weighted-average shares and assumed conversions	25,047,975	25,174,345	25,047,270	25,109,963

Net income (loss) per share	$(0.23)	$0.60	$(1.58)	$1.56

Effective January 1, 2009, the Company adopted new accounting guidance that requires an allocation of dividends paid and a portion of undistributed net income, but not losses, to unvested restricted stock and restricted stock units, which are considered participating securities for purposes of calculating earnings per share. The application of this new guidance also required retrospective adjustment of earnings per share for prior periods. Under the new guidelines, basic earnings per share decreased by $0.02 and $0.04 for the three and nine months ended September 30, 2008, respectively, and diluted earnings per share decreased by $0.01 and $0.03 for the three and nine months ended September 30, 2008, respectively, compared to amounts presented in prior periods.
For the three and nine months ended September 30, 2009, the outstanding stock awards disclosed in Note F are not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share. For the nine months ended September 30, 2008, outstanding stock awards of 173,424 were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the three months ended September 30, 2008, all outstanding stock awards were included in the diluted earnings per share calculation.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued
The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	($ thousands)

OPERATING REVENUES
ABF	$369,763	$476,323	$1,036,681	$1,383,592
Other revenues and eliminations	29,194	19,492	64,588	58,248

	$398,957	$495,815	$1,101,269	$1,441,840

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$248,093	$271,138	$726,817	$802,652
Fuel, supplies and expenses	58,758	94,023	162,019	272,911
Operating taxes and licenses	10,590	11,880	31,657	35,779
Insurance	6,129	5,652	16,049	15,899
Communications and utilities	3,455	3,689	10,989	11,381
Depreciation and amortization	17,638	18,302	54,109	55,319
Rents and purchased transportation	37,576	45,759	97,819	124,227
Gain on sale of property and equipment	(254)	(671)	(1,215)	(2,997)
Other	1,768	1,375	6,092	4,835

Total ABF operating expenses and costs	383,753	451,147	1,104,336	1,320,006

Other expenses and eliminations	27,441	19,176	65,069	57,508

	$411,194	$470,323	$1,169,405	$1,377,514

OPERATING INCOME (LOSS)
ABF	$(13,990)	$25,176	$(67,655)	$63,586
Other income (loss) and eliminations	1,753	316	(481)	740

	$(12,237)	$25,492	$(68,136)	$64,326

OTHER INCOME (EXPENSE)
Interest and dividend income	$666	$1,492	$2,399	$4,759
Interest expense and other related financing costs	(357)	(206)	(1,041)	(881)
Other, net	2,035	(681)	2,345	(1,174)

	$2,344	$605	$3,703	$2,704

INCOME (LOSS) BEFORE INCOME TAXES	$(9,893)	$26,097	$(64,433)	$67,030

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
At September 30, 2009 and December 31, 2008, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.1 million, which is included in accrued expenses in the accompanying consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

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
Critical Accounting Policies and Recent Accounting and Disclosure Requirements Impacting the Company
The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2008 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the nine months ended September 30, 2009.
Effective January 1, 2009, the Company adopted new accounting guidance that requires an allocation of dividends paid and a portion of undistributed net income, but not losses, to unvested restricted stock and restricted stock units, which are considered participating securities for purposes of calculating earnings per share. The application of this new guidance also required retrospective adjustment of earnings per share for prior periods. Under the new guidelines, basic earnings per share decreased by $0.02 and $0.04 for the three and nine months ended September 30, 2008, respectively, and diluted earnings per share decreased by $0.01 and $0.03 for the three and nine months ended September 30, 2008, respectively, compared to amounts presented in prior periods (see Note G to the accompanying consolidated financial statements).
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash and short-term investments on-hand, cash generated by operations and borrowing capacity under its revolving credit agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments are as follows:

	September 30	December 31
	2009	2008
	($ thousands)

Cash and cash equivalents, primarily money market funds	$58,887	$100,880
Short-term investments (FDIC-insured certificates of deposit)	131,365	117,855
Total	$190,252	$218,735

Cash, cash equivalents and short-term investments declined $28.5 million from December 31, 2008 to September 30, 2009. During the nine months ended September 30, 2009, cash, cash equivalents and short-term investments on hand combined with cash provided by operations of $23.9 million were utilized primarily for the purchase of revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $29.2 million net of asset sales, the payment of dividends on Common Stock of $11.6 million and the acquisition of a majority interest in a privately-owned logistics company for net cash consideration of $6.2 million including repayment of debt assumed in the acquisition.
During the nine months ended September 30, 2008, cash provided by operations of $103.8 million and proceeds from asset sales of $15.0 million were used to purchase revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $45.4 million and pay dividends on Common Stock of $11.5 million. The decrease in operating cash flow during the nine months ended September 30, 2009 as compared to the same period of 2008 primarily reflects the effect of the weaker freight tonnage environment on ABF’s operating results.
Credit Agreement: The Company has a revolving credit agreement (the “Credit Agreement”) dated May 4, 2007, with a syndicate of financial institutions. The Credit Agreement, which has a maturity date of May 4, 2012, provides for up to $325.0 million of revolving credit loans (including a $150.0 million sublimit for letters of credit). Interest rates under the agreement are at variable rates as defined by the Credit Agreement. The Credit Agreement contains a pricing grid, based on the Company’s senior debt ratings, that determines its interest rate, facility fees, utilization fees and letter of credit fees. The Company has a senior unsecured debt rating of BBB- with a negative outlook by Standard & Poor’s Ratings Services and a senior unsecured debt rating of Ba1 with a negative outlook by Moody’s Investors Service, Inc. As of September 30, 2009 and December 31, 2008, there were outstanding letters of credit issued of $50.3 million and $50.9 million, respectively, under the Credit Agreement and there were no outstanding revolver advances.
The Credit Agreement contains various customary covenants which limit, among other things, indebtedness and dispositions of assets and which require the Company to maintain compliance with certain quarterly financial ratios. As of September 30, 2009, the Company was in compliance with the covenants. The Company’s borrowing ability under the Credit Agreement is restricted by the maximum allowed leverage ratio that limits total outstanding indebtedness to 3.0 times the Company’s trailing twelve months earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement (“EBITDA”). Due to this limitation, and after consideration of certain outstanding letters of credit, total unused borrowing capacity was $22.6 million as of September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
As further discussed in the Executive Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations, ABF’s operating results have been adversely impacted by the economic recession. As a result, the Company has reported consolidated net losses in each of the last four quarterly periods beginning with fourth quarter 2008. The resulting reduction in EBITDA has led to a declining fixed charge coverage ratio. For the reporting period ended September 30, 2009, the Company’s fixed charge coverage ratio was 2.0 to 1, which is the minimum ratio required by the Credit Agreement. While ABF has implemented cost reduction initiatives, unless operating results in the fourth quarter of 2009 are improved over fourth quarter 2008 levels, the Company may not meet the required fixed charge coverage ratio for the December 31, 2009 reporting period. Although there can be no assurances, management has initiated the process of obtaining and believes that the Company will obtain an amendment to the Credit Agreement or other satisfactory financing arrangements, as needed, that would provide for the Company’s letter of credit requirements. However, due to recent liquidity disruptions and continued uncertainty in the credit markets, the terms of any new financing arrangements may be less favorable and result in higher costs than the current Credit Agreement.
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of September 30, 2009. The Company’s 2008 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
			($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest	$2,324	$237	$513	$419	$1,155
Operating lease obligations(1)	53,543	11,278	18,259	10,391	13,615
Purchase obligations(2)	13,651	13,651	—	—	—
Voluntary savings plan distributions(3)	2,568	2,568
Postretirement health expenditures(4)	825	825
Deferred salary distributions(5)	1,144	1,144
Supplemental pension distributions(6)	2,175	2,175

Total	$76,230	$31,878	$18,772	$10,810	$14,770

(1)
While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2009, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $53.2 million for terminal facilities and $0.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.6 million related to Clipper Exxpress Company, a former subsidiary of the Company.

(2)
Purchase obligations relating to revenue equipment, other equipment and property are cancelable if certain conditions are met. These commitments are included in the Company’s 2009 annual net capital expenditure plan, which is estimated to be approximately $45.0 million. Actual 2009 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

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

(6)
Represents distributions within the next twelve months under the unfunded supplemental benefit pension plan based on retirements announced as of September 30, 2009. The Company anticipates settling additional obligations of $12.5 million related to the supplemental benefit pension plan within the next twelve months based on retirements announced subsequent to the balance sheet date. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors, including assumptions involved in distribution calculations such as the discount rate, years of service and future salary changes. As a result, estimates of distributions beyond one year cannot be made with a reasonable level of accuracy and are not presented.

The Company made voluntary tax-deductible contributions totaling $15.5 million to its nonunion pension plan in March 2009 (see Note E to the accompanying consolidated financial statements). Due to a higher level of employee terminations and retirements, the full-year cash distributions from the nonunion defined benefit plan may exceed the annual service and interest costs and result in recognition of pension settlement expense during fourth quarter 2009. The amount of pension settlement expense recognized, if any, is dependent upon the total 2009 benefit plan distributions, which are influenced by participant elections, and pension actuarial valuations, which are based on the applicable discount rates for pension plan liabilities and the market value of plan assets determined at the settlement date. Based on information currently available to the Company, the non-cash charge for pension settlement expense related to the nonunion defined benefit pension plan, if any, recognized in fourth quarter 2009 could be between $6.0 million and $8.0 million, pre-tax.
ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the accompanying consolidated financial statements).
Other Liquidity Information: Management believes cash generated by operations, cash and cash equivalents, short-term investments and amounts available under the Credit Agreement, including any future amendments thereof or other alternative financing arrangements, will be sufficient for the foreseeable future to finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; stock repurchases; nonunion benefit plan contributions; unfunded supplemental pension benefits; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. There can be no assurances that management will be able to obtain an amendment to the Credit Agreement or other satisfactory financing arrangements.
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of September 30, 2009 or as of December 31, 2008.
Off-Balance-Sheet Arrangements: The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $53.5 million under operating lease agreements. The Company has no investments, loans or any other known contractual arrangements with affiliated special-purpose entities, variable interest entities or financial partnerships.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Results of Operations
Executive Overview
Arkansas Best Corporation (“the Company”) is a holding company engaged, through its subsidiaries, primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF, which represented 94% of the Company’s consolidated revenues for the nine months ended September 30, 2009.
On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
For the three and nine months ended September 30, 2009, respectively, the Company reported consolidated net losses allocable to the Company’s shareholders of $5.6 million and $39.2 million after taxes, primarily reflecting the operating results of ABF. During the three and nine months ended September 30, 2009, ABF’s revenues decreased 22.4% and 24.5%, respectively, on a per-day basis compared to the same periods in 2008. This revenue decline primarily reflects decreases in tonnage levels and changes in revenue per hundredweight, including fuel surcharges. ABF’s third quarter 2009 operating ratio increased to 103.8% from 94.7% in the third quarter of 2008. During the nine months ended September 30, 2009, ABF’s operating ratio increased to 106.5% from 95.4% during the same period of 2008. The ABF operating results are more fully discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the General Development of Business and Risk Factors sections of the Company’s 2008 Annual Report on Form 10-K. The prolonged unfavorable economic environment has impacted the business activities of ABF’s customers which has had a corresponding adverse effect on ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. ABF’s tonnage trends began decreasing in the fourth quarter of 2006. Year-over-year tonnage comparisons on a per-day basis declined 5.8% in third quarter 2007 and 5.1% in third quarter 2008. ABF’s third quarter 2009 operating results were impacted by a 10.1% year-over-year decline in tonnage per day, which was preceded by year-over-year declines in tonnage per day of 16.3% in the first half of 2009. ABF’s management believes that these tonnage trends are representative of the weakened domestic and global economies due, in part, to turmoil in the financial markets and the related effects on industrial production and the residential and commercial construction and retail sectors. For the month of October 2009, average daily total tonnage for ABF declined approximately 5% compared to the same period last year. There can be no assurances that ABF will not experience further declines in tonnage levels due to a number of factors including, but not limited to, continued weakness in general economic activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
As a result of the extended period of an adverse economic environment and the historically severe tonnage declines, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. A larger proportion of ABF’s operating costs are fixed in nature when maintaining customer service levels. ABF’s ability to effectively manage labor costs, which amounted to 70.1% of ABF’s revenues for the nine months ended September 30, 2009, has a direct impact on its operating performance. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the accompanying consolidated financial statements), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The current five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. ABF’s operating results will continue to be adversely impacted if tonnage remains at the current levels.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations due to the difficulty in quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. However, total company profitability for ABF is considered together with measures of billed revenue per hundredweight. Total billed revenue per hundredweight decreased 13.6% and 12.1%, respectively, during the three and nine months ended September 30, 2009 versus the same periods of 2008, primarily due to lower fuel surcharges resulting from lower fuel-related costs. The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008, as further discussed below. Management believes that higher fuel surcharges, along with the competitive environment, prevented ABF from securing adequate increases in base LTL rates during periods of higher fuel surcharge levels in 2008. Obtaining base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. ABF also experienced freight profile changes during the nine months ended September 30, 2009 that impacted the reported billed revenue per hundredweight, as further discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Excluding freight profile changes and the changes in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business continued to weaken in the third quarter of 2009, with percentage declines in the low single digits as compared to the third quarter of 2008. During the three and nine months ended September 30, 2009, the pricing environment was very competitive and management expects the pricing environment to remain competitive throughout the remainder of 2009.
ABF operates in a highly competitive industry with both union and nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers have recently reduced their wage rates for their freight-handling and driving personnel. In addition, wage concessions granted to certain union competitors allow for a lower wage and benefit cost structure than that of ABF. Competitors with lower labor cost structures could reduce freight rates to gain market share which may further limit ABF’s ability to maintain or increase base freight rates and, therefore, adversely impact the Company’s competitiveness in the industry. ABF has communicated to the IBT the effect of these matters on ABF’s operating results, and discussions are continuing in an attempt to address this issue with the IBT.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2009, the fuel surcharge mechanism had strong market acceptance among ABF customers. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. ABF experienced significantly higher fuel prices in the first ten months of 2008 compared to the same period in 2007. Beginning in the middle of July 2008, fuel prices declined steadily through mid-March 2009 and then increased over 50% in the third quarter 2009 from the March 2009 low. As of the end of October 2009, the fuel surcharge rate was approximately 20 revenue percentage points below the peak reached in July 2008. While fuel prices and the related fuel surcharge levels have declined in 2009 compared to 2008, ABF has not been able to increase other elements of margin primarily due to the competitive freight environment which has been influenced by lower levels of available tonnage.
The Company ended the third quarter of 2009 with $190.3 million of cash, cash equivalents and short-term investments, $584.3 million in stockholders’ equity and minimal long-term debt. Because of the Company’s financial position at September 30, 2009, the Company should continue to be in a position to pursue various initiatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Consolidated Results

	Three Months Ended September 30
	2009	2008
	($ thousands, except workdays and per share data)

WORKDAYS	64.0	64.0

OPERATING REVENUES
ABF	$369,763	$476,323
Other revenues and eliminations	29,194	19,492

	$398,957	$495,815

OPERATING INCOME (LOSS)
ABF	$(13,990)	$25,176
Other and eliminations	1,753	316

	$(12,237)	$25,492

DILUTED EARNINGS (LOSS) PER SHARE	$(0.23)	$0.60

	Nine Months Ended September 30
	2009	2008
	($ thousands, except workdays and per share data)

WORKDAYS	190.0	191.5

OPERATING REVENUES
ABF	$1,036,681	$1,383,592
Other revenues and eliminations	64,588	58,248

	$1,101,269	$1,441,840

OPERATING INCOME (LOSS)
ABF	$(67,655)	$63,586
Other and eliminations	(481)	740

	$(68,136)	$64,326

DILUTED EARNINGS (LOSS) PER SHARE	$(1.58)	$1.56

Consolidated revenues for the three and nine months ended September 30, 2009 decreased 19.5% and 23.0%, respectively, on a per-day basis compared to the prior year periods. Consolidated operating losses for the three and nine months ended September 30, 2009 represent declines from the same periods of 2008 of $37.7 million and $132.5 million, respectively. The change in consolidated operating results and per share amounts primarily reflect the operations of ABF, as discussed in the ABF section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF Freight System, Inc.
The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF, the Company’s only reportable operating segment:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	67.1%	56.9%	70.1%	58.0%
Fuel, supplies and expenses	15.9	19.7	15.6	19.7
Operating taxes and licenses	2.9	2.5	3.1	2.6
Insurance	1.7	1.2	1.5	1.1
Communications and utilities	0.9	0.8	1.1	0.8
Depreciation and amortization	4.8	3.8	5.2	4.0
Rents and purchased transportation	10.2	9.6	9.4	9.0
Gain on sale of property and equipment	(0.1)	(0.1)	(0.1)	(0.2)
Other	0.4	0.3	0.6	0.4

	103.8%	94.7%	106.5%	95.4%

ABF OPERATING INCOME (LOSS)	(3.8)%	5.3%	(6.5)%	4.6%
The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2009	2008	% Change

Workdays	64.0	64.0

Billed revenue* per hundredweight, including fuel surcharges	$23.98	$27.75	(13.6)

Pounds	1,536,044,907	1,708,073,753	(10.1)

Pounds per day	24,000,702	26,688,652	(10.1)

Shipments per DSY hour	0.483	0.481	0.4

Pounds per DSY hour	649.15	639.07	1.6

Pounds per shipment	1,343	1,328	1.1

Pounds per mile	19.02	18.56	2.5

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

	Nine Months Ended September 30
	2009	2008	% Change

Workdays	190.0	191.5

Billed revenue* per hundredweight, including fuel surcharges	$23.88	$27.17	(12.1)

Pounds	4,345,109,282	5,106,065,085	(14.9)

Pounds per day	22,868,996	26,663,525	(14.2)

Shipments per DSY hour	0.488	0.486	0.4

Pounds per DSY hour	638.83	638.59	0.0

Pounds per shipment	1,308	1,314	(0.5)

Pounds per mile	19.13	19.09	0.2

*	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the three and nine months ended September 30, 2009 was $369.8 million and $1,036.7 million, respectively, compared to $476.3 million and $1,383.6 million reported for the same periods in 2008. ABF’s revenue per day decreased 22.4% and 24.5% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The revenue decrease primarily reflects 10.1% and 14.2% declines in tonnage per day and 13.6% and 12.1% decreases in billed revenue per hundredweight for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decrease in billed revenue per hundredweight was largely attributable to lower fuel surcharges.
Effective January 5, 2009 and February 4, 2008, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.79% and 5.45%, respectively, although the amounts vary by lane and shipment characteristics. The 2009 general rate increase, which was in line with increases announced by other LTL carriers, was implemented four weeks earlier than the 2008 increase. The general rate increase affected approximately 44% of ABF’s business for the nine months ended September 30, 2009, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain the general rate increases, which it has not been able to do in the second and third quarters of 2009 due to the recessionary environment and resulting excess capacity, is impacted by competitive factors and customer mix changes.
ABF’s 13.6% and 12.1% decrease in billed revenue per hundredweight for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was impacted not only by lower fuel surcharges and the general rate increase but also to a lesser extent by changes in profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. For the three and nine months ended September 30, 2009, billed revenue per hundredweight compared to the same periods in 2008 reflects a very competitive pricing environment.
As fuel prices increased substantially throughout the first half of 2008, the associated higher fuel surcharges constituted a larger proportion of the total freight rate and influenced ABF’s ability to obtain increases in base freight rates. Fuel prices and the associated fuel surcharge have significantly declined since the middle of July 2008. ABF’s average fuel surcharge in effect during the third quarter of 2009 was 17.7 revenue percentage points below the comparable prior year quarter. ABF’s ability to improve its operating ratio during periods of declining fuel surcharge levels is dependent on securing price increases to cover contractual wage rates and other increases in cost elements. However, obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, the pricing environment is more competitive during periods of lower tonnage levels. Excluding changes in freight profile and fuel surcharges, pricing on ABF’s traditional LTL business weakened during the three and nine months ended September 30, 2009, with percentage declines in the low single digits as compared to the same periods of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF generated operating losses of $14.0 million and $67.7 million for the three and nine months ended September 30, 2009 versus operating income of $25.2 million and $63.6 million during the same periods in 2008. ABF’s third quarter 2009 operating ratio increased to 103.8% from 94.7% in the third quarter of 2008. For the nine months ended September 30, 2009, ABF’s operating ratio increased to 106.5% from 95.4% in the first nine months of 2008. The increase in ABF’s operating ratio was primarily influenced by the decline in freight tonnage levels previously discussed, the effects of base LTL rates not covering increases in elements of cost, including contractual wage rates, and maintaining an operating structure that provides competitive customer service. Changes in operating expenses, which had an impact on ABF’s operating ratio, are discussed in the following paragraphs.
Salaries, wages and benefits expense for the three and nine months ended September 30, 2009 increased 10.2% and 12.1% of revenues compared to the same periods in 2008. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels including fuel surcharges. ABF is generally effective in managing its costs to business levels. However, during periods of declining tonnage levels which ABF has experienced in recent quarters, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. For the three months ended September 30, 2009, ABF improved its management of labor costs to business levels as demonstrated by the productivity measures in the table above, including increases in shipments and pounds per DSY hour and increases in pounds per mile compared to the same prior year period. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and an increase in shipment size. For the nine months ended September 30, 2009, shipments per DSY hour improved 0.4% while pounds per DSY hour were relatively consistent with the same prior year period.
The increase in salaries, wages and benefits as a percent of revenues for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was impacted by contractual increases under the IBT National Freight Industry Standards Agreement. The annual contractual wage increases effective on April 1, 2009 and 2008 were 1.8% and 2.2%, respectively. Health, welfare and pension benefit costs under the agreement increased 7.5% and 8.1%, respectively on August 1, 2009 and 2008. The increase in salaries, wages and benefits as a percent of revenues was also influenced by an increase in ABF’s nonunion pension expense in 2009 compared to 2008, which impacted the operating ratio comparison by 0.8% for the three and nine months ended September 30, 2009. The increase in nonunion pension costs is primarily attributable to higher amortization of actuarial losses associated with the effect of market declines on the value of nonunion pension plan assets in 2008 and to lower expected returns on pension assets in 2009. The Company’s full-year 2009 nonunion pension cost, which is predominantly related to ABF, is estimated to be approximately $11.0 million more than the amount recognized in 2008 (see Note E to the accompanying consolidated financial statements). Third quarter 2009 salaries, wages and benefits costs were also influenced by higher workers’ compensation expense due to an increase in the severity of claims, which impacted ABF’s operating ratio by 0.6% compared to the prior year period. On a year-to-date basis through September 30, 2009, workers’ compensation costs as a percent of revenue were 0.4% above the same prior year period but in line with ABF’s ten-year historical average.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Fuel, supplies and expenses decreased 3.8% and 4.1% of revenues for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. This decrease primarily reflects significantly lower fuel costs as the average price per gallon of fuel decreased 46.8% and 50.1%, respectively, during the three and nine months ended September 30, 2009, compared to the same periods in 2008.
Insurance costs increased 0.5% and 0.4% of revenues for the three and nine months ended September 30, 2009, respectively, compared to the same prior year periods, primarily due to the increase in severity of third-party casualty claims. As a percentage of revenue, third-party casualty claims year-to-date through September 30, 2009 were 0.2% above ABF’s ten-year historical average.
Depreciation and amortization increased 1.0% and 1.2% of revenues for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and increase as a percentage of revenue with decreases in revenue levels including fuel surcharges. The increase as a percent of revenue also reflects the higher unit costs of revenue equipment being depreciated in the first nine months of 2009 compared to the average costs in the same period of 2008. The number of tractors and trailers used in ABF’s operations has been generally reduced in line with tonnage declines since fourth quarter 2006.
Operating taxes and licenses, communication and utilities, and rents and purchased transportation all decreased in amount during the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 primarily due to lower business levels. As a percent of revenue, these costs were higher during 2009 compared to 2008 as a portion of these items are fixed in nature and increase as a percent of revenue with decreases in revenue levels including fuel surcharges.
Consolidated Balance Sheet
Accounts Receivable: Accounts receivable increased $13.3 million from December 31, 2008 to September 30, 2009, primarily due to the seasonal increase in revenue levels in September 2009 compared to December 2008.
Accounts Payable: Accounts payable increased $9.0 million from December 31, 2008 to September 30, 2009, primarily due to the seasonal increase in business levels in September 2009 compared to December 2008.
Pension and Postretirement Liabilities: Pension and postretirement liabilities decreased $8.0 million from December 31, 2008 to September 30, 2009, primarily due to contributions made to the nonunion defined benefit pension plan, partially offset by pension and postretirement expense accruals.
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses and alternative fuel tax credits. The alternative fuel tax credit increased the effective tax benefit rate by 0.9% for the nine months ended September 30, 2009 and decreased the effective tax rate by 1.5% for the nine months ended September 30, 2008. Under present law, the alternative fuel tax credit expires December 31, 2009. The federal tax benefit recorded in 2009 will be realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Seasonality
ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.
Effects of Inflation
Generally, inflationary increases in labor and fuel costs, which are discussed above, have been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results. During the three and nine months ended September 30, 2009, management believes ABF’s base LTL pricing was negative while wage rates increased on April 1, 2009 and health, welfare and pension rates increased on August 1, 2009 under the collective bargaining agreement with its union employees. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during the normal replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. As discussed above, the pricing environment has been very competitive during the economic recession and has limited ABF’s ability to offset inflationary and contractual cost increases.
Current Economic Conditions
Given the current economic environment and the uncertainties regarding the potential impact on ABF’s business, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and the duration of the ongoing economic downturn, or the period of recovery, made for the purposes of impairment tests related to ABF’s operating assets, deferred tax assets and $63.9 million of goodwill, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may be triggered and may result in a material non-cash adjustment to the Company’s consolidated financial statements.

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
Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2009, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2009.

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

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 000-19969, and incorporated herein by reference).

3.4
Second Amended and Restated Bylaws of the Company dated as of April 21, 2009 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 000-19969, and incorporated herein by reference).

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

ARKANSAS BEST CORPORATION (Registrant)
Date: November 4, 2009	/s/ Judy R. McReynolds
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