Form 10-K
period 2009-12-31
ARKANSAS BEST CORP /DE/
filed 2010-02-24
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to                     .
Commission file number 0-19969
ARKANSAS BEST CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	71-0673405

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas	72903

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 479-785-6000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2009, was $610,165,080.
The number of shares of Common Stock, $.01 par value, outstanding as of February 18, 2010, was 25,300,405.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 22, 2010, are incorporated by reference in Part III of this Form 10-K.

(This page intentionally left blank.)

ARKANSAS BEST CORPORATION
FORM 10-K

ITEM	PAGE
NUMBER	NUMBER

PART I

Item 1. Business	5

Item 1A. Risk Factors	10

Item 1B. Unresolved Staff Comments	17

Item 2. Properties	18

Item 3. Legal Proceedings	18

Item 4. Submission of Matters to a Vote of Security Holders	18

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6. Selected Financial Data	20

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	40

Item 8. Financial Statements and Supplementary Data	42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76

Item 9A. Controls and Procedures	76

Item 9B. Other Information	79

PART III

Item 10. Directors, Executive Officers and Corporate Governance	79

Item 11. Executive Compensation	79

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79

Item 13. Certain Relationships and Related Transactions, and Director Independence	79

Item 14. Principal Accountant Fees and Services	79

PART IV

Item 15. Exhibits and Financial Statement Schedules	80

SIGNATURES	82

Exhibit 10.3
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors including, but not limited to:
•	recessionary economic conditions;
•	competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates;
•	the impact of any limitations on our customers’ access to adequate financial resources;
•	availability and cost of capital;
•	shifts in market demand;
•	weather conditions;
•	the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries;
•	future costs of operating expenses such as fuel and related taxes;
•	self-insurance claims and insurance premium costs;
•	relationships with employees, including unions;
•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans;
•	governmental regulations and policies;
•	future climate change legislation;
•	costs of continuing investments in technology;
•	the timing and amount of capital expenditures;
•	the cost, integration and performance of any future acquisitions; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.
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

ITEM 1. BUSINESS
(a) General Development of Business
Corporate Profile
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company (collectively “ABF”).
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
In 1993, the Company completed a public offering of 1,495,000 shares of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock (“Preferred Stock”). The Company’s Preferred Stock was traded on The Nasdaq National Market under the symbol “ABFSP.” In July 2000, the Company purchased 105,000 shares of its Preferred Stock at $37.375 per share, for a total cost of $3.9 million. All of the shares purchased were retired. In August 2001, the Company announced the call for redemption of the 1,390,000 shares of Preferred Stock that remained outstanding. At the end of the extended redemption period in September 2001, 1,382,650 shares of the Preferred Stock were converted to 3,511,439 shares of Common Stock. The remaining 7,350 shares of Preferred Stock were redeemed at the redemption price of $50.58 per share for a total cost of $0.4 million. The Company delisted its Preferred Stock from trading on The Nasdaq National Market in September 2001.
In 1995, pursuant to a tender offer, a wholly owned subsidiary of the Company purchased the outstanding shares of common stock of WorldWay Corporation (“WorldWay”), for a total purchase price of approximately $76.0 million. WorldWay was a publicly held company engaged through its subsidiaries in motor carrier freight transportation.
In 1999, the Company acquired 2,457,000 shares of Treadco, Inc. (“Treadco”) common stock for $23.7 million via a cash tender offer pursuant to a definitive merger agreement. As a result of the transaction, Treadco became a wholly owned subsidiary of the Company. In September 2000, Treadco entered into a joint venture agreement with The Goodyear Tire & Rubber Company (“Goodyear”) to contribute its business to a new limited liability company called Wingfoot Commercial Tire Systems, LLC (“Wingfoot”). In April 2003, the Company sold its 19.0% ownership interest in Wingfoot to Goodyear for $71.3 million.
In 2001, the Company sold the stock of G.I. Trucking Company, a wholly owned subsidiary of the Company acquired as part of the WorldWay transaction, for $40.5 million to a company formed by the senior executives of G.I. Trucking Company and Estes Express Lines.
In 2003, Clipper Exxpress Company (“Clipper”), a wholly owned subsidiary of the Company acquired in 1994, sold all customer and vendor lists related to Clipper’s less-than-truckload (“LTL”) freight business to Hercules Forwarding, Inc. of Vernon, California for $2.7 million. With this sale, Clipper exited the LTL business.
In June 2006, the Company sold Clipper to a division of Wheels Group for $21.5 million. With this sale, the Company exited the intermodal transportation business.
(b) Financial Information about Industry Segments
The response to this portion of Item 1 is included in Note L to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 1. BUSINESS — continued
(c) Narrative Description of Business
General
The Company is headquartered in Fort Smith, Arkansas. ABF, which is engaged in motor carrier freight transportation, is the Company’s only reportable operating segment. Note L to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional information regarding the Company’s operating segment for the year ended December 31, 2009.
Employees
At December 31, 2009, the Company and its subsidiaries had a total of 10,347 active employees of which approximately 72% were members of labor unions.
Motor Carrier Freight Transportation
General
The Company’s LTL motor carrier operations are conducted through ABF Freight System, Inc., the Company’s largest subsidiary; ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF”).
ABF provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, shipments are picked up at customers’ places of business and consolidated at a local terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. In addition to the traditional long-haul model, the Company has implemented a regional network to facilitate its customers’ next-day and second-day delivery needs. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. Through a multi-phased program, ABF’s regional network now covers the eastern two-thirds of the United States. Marketing of the regional initiative was initiated in August 2006 in the East Coast states and in January 2007 in the South and Central regions. Further operational changes, which were implemented in August 2008 and marketed beginning in September 2008, reduced transit times in the regional network and in certain of ABF’s long-haul lanes. Although the timing is not certain, ABF expects to expand the regional network to the Western region of the United States in the future.
Competition, Pricing and Industry Factors
The trucking industry is highly competitive. The Company’s LTL motor carrier subsidiaries actively compete for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on price, service and personal relationships. Competition for freight revenue has resulted in price reductions. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts from established pricing. ABF also charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index. Throughout 2009, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered.
The trucking industry, including the Company’s LTL motor carrier subsidiaries, is directly affected by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy. The trucking industry faces rising costs, including costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Freight shipments, operating costs and earnings are also adversely affected by inclement weather conditions. In addition, seasonal fluctuations affect tonnage levels. The second and third calendar quarters of each year usually have the

ITEM 1. BUSINESS — continued
highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.
ABF competes with nonunion and union LTL carriers. Competitors include YRC National Transportation, YRC Regional Transportation, FedEx Freight, FedEx National LTL, UPS Freight, Con-way Freight, Old Dominion Freight Line, Inc., Saia, Inc. and Vitran Corporation, Inc.
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
Insurance, Safety and Security
Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $1.0 million of each cargo loss, $1.0 million of each workers’ compensation loss and generally $1.0 million of each third-party casualty loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent (see Note O to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these states, depending on each state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate insurance coverage for 2010 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its motor carrier operations in the foreseeable future.
ABF has been subject to cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) since 2001 and regulations issued by the U.S. Department of Homeland Security (“DHS”) since 2002. ABF is not able to accurately predict how past or future events will affect government regulations and the transportation industry. ABF believes that any additional security measures that may be required by future regulations could result in additional costs; however, other carriers would be similarly affected.
ABF
ABF accounted for 94% of the Company’s consolidated revenues for 2009. ABF is one of North America’s largest LTL motor carriers and provides direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF provides interstate and intrastate direct service to more than 44,000 communities through 281 service centers in all 50 states, Canada and Puerto Rico. Through arrangements with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a business originally organized in 1923.
ABF offers transportation of general commodities through standard, expedited and guaranteed LTL services. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value and commodities in bulk. ABF’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline and water carrier. General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. During the year ended December 31, 2009, no single customer accounted for more than 3.0% of ABF’s revenues, and the ten largest customers accounted for 8.8% of ABF’s revenues.

ITEM 1. BUSINESS — continued
Employees
At December 31, 2009, ABF had a total of 9,814 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2009, such costs amounted to 70.1% of ABF’s revenues. Approximately 75% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). ABF’s current five-year agreement with the IBT extends through March 31, 2013. The agreement provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, which includes ABF contributions to various multiemployer plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer plans.
ABF operates in a highly competitive industry with both union and nonunion motor carriers. The Company’s nonunion competitors generally have a lower fringe benefit cost structure, and certain carriers reduced their wage rates for their freight-handling and driving personnel during 2009. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Competitors with lower labor cost structures have reduced freight rates resulting in increased pricing competition in the LTL market. The Company believes that union companies experience lower employee turnover, higher productivity, lower loss and damage claims and lower accident rates compared to some nonunion firms. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations.
Environmental and Other Government Regulations
The Company is subject to federal, state and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, underground storage tanks, contingency planning for spills of petroleum products and disposal of waste oil. New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built beginning January 1, 2010.
The Company’s subsidiaries store fuel for use in tractors and trucks in 69 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $0.1 million over the last ten years, primarily at six sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2009 and 2008, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company included in accrued expenses totaled $1.2 million and $1.1 million, respectively. Amounts accrued reflect management’s best estimate of the Company’s future undiscounted exposure related to identified properties based on current environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 1. BUSINESS — continued
Certain states have enacted legislation relating to engine emissions. At the present time, management believes that these regulations will not result in significant additional costs to the Company. However, there can be no assurance that more restrictive regulations will not be enacted. In addition, legislation has been introduced in the U.S. Congress related to climate change. The Company is unable to determine with any certainty the effects of the proposals that have been introduced. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs.
Reputation and Responsibility
The Company has a corporate culture focused on quality service and responsibility. In March 2009, the Company received the highest ranking of LTL carriers in FORTUNE magazine’s “World’s Most Admired Companies.” In September 2009, ABF was listed on Information Week magazine’s “2009 Information Week 500,” which spotlights innovators in information technology. For the eighth consecutive year, ABF was ranked in the top ten on Selling Power magazine’s list of “Best Company to Sell For.” In February 2010, ABF was honored as one of the 2010 “Training Top 125” companies by Training magazine. The employees of the Company are committed to the communities in which they live and work. In February 2009, the Company received the 2008 Outstanding Philanthropic Corporation Award by the Arkansas Community Foundation in recognition of the service that our employees have provided to exemplify the spirit of good citizenship, concern for the community and support of worthy philanthropic endeavors.
ABF is dedicated to safety and security in providing transportation and freight-handling services to its customers. ABF is the only five-time winner of the American Trucking Associations President’s Trophy for Safety, the only five-time winner of the Excellence in Security Award and the only four-time winner of the Excellence in Claims/Loss Prevention Award. ABF is the only carrier to earn both the Excellence in Claims/Loss Prevention Award and the Excellence in Security Award in the same year, which it has accomplished twice.
ABF is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF’s safety record. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule and equipment replacement program. In 2006, ABF was accepted in the EPA’s SmartWay Transportation Partnership, a voluntary collaboration between the EPA and the freight industry designed to increase energy efficiency while significantly reducing air pollution. Furthermore, in association with the American Trucking Association’s Sustainability Task Force, ABF is participating in other opportunities to address environmental issues.
(d) Financial Information About Geographic Areas
Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and, therefore, are not provided. The Company’s foreign operations are not significant.
(e) Available Information
The Company files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements and other information electronically with the Securities Exchange Commission (“SEC”). All reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through the Company’s Web site located at arkbest.com or through the SEC Web site located at sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Each of the following risk factors could adversely affect our business, operating results and financial condition. Our operations include our primary operating subsidiary, ABF. For 2009, ABF represented 94% of the Company’s consolidated revenues.
The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating margins and income.
Factors that could have a negative impact on our performance in the future include general economic factors; loss of key employees; antiterrorism measures; an increasingly competitive freight rate environment; volatile fuel prices as well as the rate of changes in associated fuel surcharges and the effect of fuel surcharge changes on securing increases in base freight rates and the inability to collect fuel surcharges or to obtain sufficient fuel supplies; loss of third-party rail service providers; increasing capital requirements; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; emissions-control regulations; climate change legislation; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation and/or third-party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; violation of federal regulations and increasing costs for compliance with regulations; a workforce stoppage by our employees covered under our collective bargaining agreement; difficulty in attracting and retaining qualified drivers and/or dockworkers; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; a failure of our information systems; a violation of an environmental law or regulation; and/or weather or seasonal fluctuations, including any influence of climate change. The foregoing risks are largely out of our control and any one of these risks could have a significant adverse effect on our results of operations.
We are subject to general economic factors that are largely beyond our control, any of which could significantly reduce our operating margins and income.
Our performance is affected by recessionary economic cycles and downturns in customers’ business cycles and changes in their business practices. Recessionary economic conditions may result in a general decline in demand for freight transportation services. The pricing environment generally becomes more competitive during economic recessions which adversely affects the profit margin for our services. Customers may select transportation services based on pricing alone, which may result in a loss of business for us in some cases. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.
We are affected by the instability in the financial and credit markets that has created volatility in various interest rates and returns on invested assets in recent years. We have historically been subject to market risk due to variable interest rates, on all or a part of our borrowings under bank credit lines, and continue to be subject to such risk on our accounts receivable securitization facility which became effective in December 2009 (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Changes in interest rates may increase our financing costs in the event we need to borrow against our accounts receivable securitization facility, enter into additional capital lease arrangements or obtain additional sources of financing.
Our qualified nonunion defined benefit pension plan trust also holds investments in equity and debt securities. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could further diminish the funded status of the nonunion pension plan and potentially increase our requirement to make contributions to the plan. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial future investment losses on plan assets would also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in pension expense may adversely impact our results of operations. We could also experience losses on investments related to our cash surrender value of variable life insurance policies which may reduce our net income.

ITEM 1A. RISK FACTORS — continued
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
•
Our nonunion competitors generally have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than ours and may impact our competitiveness in the LTL industry. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. This could limit our ability to maintain or increase freight rates, maintain our operating margins or grow tonnage levels.

•
Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices or maintain or grow our business.

•	Competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.
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
We compete against both union and nonunion LTL carriers. Union companies typically have similar wage costs and significantly higher fringe benefit costs compared to nonunion companies. However, certain nonunion carriers reduced their wage rates in 2009 for freight-handling and driving personnel, and wage and benefit concessions granted to certain union competitors have also allowed for a lower cost structure than that of ABF. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we were unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.
We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.
The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Fuel prices have fluctuated significantly in recent years. For example, the average monthly price per gallon, excluding taxes, that we paid for fuel in 2008 and 2009

ITEM 1A. RISK FACTORS — continued
ranged from $1.38 to $4.03. We charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. The fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2009, the fuel surcharge mechanism continued to have strong market acceptance among our customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. As fuel prices decline, lower fuel surcharge levels may over time improve our ability to increase other elements of margin, although there can be no assurances in this regard. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating profit as elements of costs, including contractual wage rates, continue to increase.
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
In 2009, rail utilization was 12.0% of our total miles. If a disruption in transportation services from our rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.
We operate in a highly regulated industry and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.
Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as authorization to engage in motor carrier operations, safety, contract compliance, insurance requirements and financial reporting. We could also become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.
In January 2004, we implemented the DOT rules regulating driving time for commercial truck drivers. The rules have had a minimal impact upon our operations. However, future changes in these rules could materially and adversely affect our operating efficiency and increase costs.

ITEM 1A. RISK FACTORS — continued
Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.
Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs. In addition, we could experience difficulty in obtaining adequate levels of insurance coverage in that event.
Increases in license and registration fees could also have an adverse effect on our operating results.
Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.
We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also store fuel in underground tanks at some facilities. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage and hazardous waste disposal. If we were involved in a spill or other accident involving hazardous substances, or if we were found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.
Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future. Climate change legislation has been introduced in the U.S. Congress. The Company is unable to determine with any certainty the effects of the proposals that have been introduced. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions, could impose substantial costs on us that may adversely impact our results of operations. Until the timing, scope and extent of any future regulation becomes known, we cannot predict its effect on our cost structure or our operating results.
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
Manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine design requirements mandated by the EPA intended to reduce emissions. New EPA engine design requirements became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built beginning January 1, 2010. Further equipment price increases may result from these requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we were unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.
During prolonged periods of decreased tonnage levels, we may make strategic fleet reductions. In addition, other trucking companies may reduce fleet levels during recessionary economic cycles which could result in an increase in the supply of

ITEM 1A. RISK FACTORS — continued
used equipment. If market prices for used revenue equipment decline, we could incur impairment losses on assets held for sale and our cash flows could be adversely affected.
The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.
Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. However, the adjustments engine manufacturers have made to the operating software on these engines have resulted in slightly improved fuel economy. Although we anticipate additional improvement in fuel economy as a result of the technologies to be implemented for compliance with the more stringent EPA requirements that became effective for engines built beginning January 1, 2010, our costs to acquire compliant equipment could increase substantially. If we are unable to offset resulting increases in equipment costs with higher freight rates, our results of operations could be adversely affected.
Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.
From time to time, some tractor and trailer vendors have reduced their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. As a result of the current economic environment, component suppliers have reduced production creating difficulty for vehicle manufacturers to source materials in a timely manner in reaction to increased demand for new equipment as economic conditions change. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.
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
In 2006, the Pension Protection Act (the “PPA”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funding levels. In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allows multiemployer plans the option to freeze their funding certification based on the funding status of the previous plan year. In addition, for multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009, the Recovery Act provides a three-year extension of the plan’s funding improvement or rehabilitation period.
We currently contribute to 26 multiemployer pension plans, which vary in size and in funding status. In the event of the termination of certain multiemployer pension plans or if ABF were to withdraw from certain multiemployer pension plans, under current law, we would have material liabilities, the amounts of which could be in excess of our current ability to adequately finance, for our share of the unfunded vested liabilities of each such plan. We have not received notification of any plan termination, and we do not currently intend to withdraw from these plans.
Approximately 50% of our multiemployer pension contributions are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in “critical status” in accordance with the PPA. Our current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective

ITEM 1A. RISK FACTORS — continued
bargaining agreement. The actuarial certification for the plan year beginning January 1, 2009 certified that the Central States Pension Fund remains in critical status with a funded percentage of 58%.
In 2005, the U.S. Internal Revenue Service (“IRS”) extended the period over which the Central States Pension Fund amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the fund. Due, in part, to the decline in asset values associated with the returns in the financial markets during 2008, the funding level of the Central States Pension Fund as of the January 1, 2009 actuarial valuation dropped below the targeted funding ratio set forth as a condition of the ten-year amortization extension. However, the amortization extension approved by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. Based on information currently available to the Company, the Central States Pension Fund has not received notice of revocation of the ten-year amortization extension by the IRS. In the unlikely event the IRS were to revoke the extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funding deficiency, the extent of which is currently unknown to the Company.
Other multiemployer pension plans in which ABF participates have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funding status as required by the PPA. We believe that the contribution rates under the current collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which we participate. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional contribution requirements in the form of a surcharge of an additional 5% to 10%. However, under our collective bargaining agreement which expires March 31, 2013, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase our overall contribution obligation. The plans’ trustees have the ability to take a wide range of actions to improve the funding status of the plans which include adopting an automatic five-year extension of the amortization period available under the PPA; requesting an additional five-year extension from the IRS; obtaining changes to or waivers of the requirements used by the plans to calculate funding levels; or modifying pension benefits.
The underfunded status of many plans in which we participate occurred over many years, and we believe that an improved funded status will also take time to be achieved. We believe that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans, utilizing a combination of several possible initiatives as they have done in the past, although we cannot make any assurances in this regard. While increasing employer contributions is one potential remedy to address the underfunded status, it is our understanding that our annual contribution increases are limited to negotiated contribution rates through March 31, 2013 as provided in the current collective bargaining agreement. Other alternatives that may be pursued by the trustees of underfunded plans include reducing or eliminating certain “adjustable benefits” of the plan or redesigning the plan structure. Furthermore, additional legislative changes or action taken by governmental agencies could provide relief.
As previously mentioned, the highly competitive industry in which we operate could impact the viability of contributing employers. In 2009, a contributing competitor of ABF was granted concessions from the IBT which allowed for the suspension of multiemployer pension plan contributions for the eighteen-month period ending December 31, 2010. The reduction of contributions by member employers and the effect of any one or combination of the aforementioned business risks, which are outside our control, have the potential to adversely affect the funding status of the multiemployer pension plans, potential withdrawal liabilities and our future contribution requirements.
Ongoing claims expenses could have a material adverse effect on our operating results.
Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $1.0 million for each cargo loss and generally $1.0 million for each third-party casualty loss. Effective February 1, 2010, our self-insurance retention levels for medical benefits increased from $175,000 to $225,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. In addition, if we were to lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

ITEM 1A. RISK FACTORS — continued
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
The level of revenues expected to be generated from our development of second-day service lanes, overnight lanes and same-day service offerings may be impacted by actions of our competitors and by general economic conditions. Maintaining and developing these services requires ongoing investment in personnel and infrastructure. Depending on the timing and level of revenues generated from these service initiatives, the results of operations and cash flows we anticipate from these service initiatives may not be achieved.
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
We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems including redundant telecommunication facilities; a fire suppression system to protect our on-site data center; and a generator that is able to adequately supply power to the headquarters building in the event of power outages. We have a catastrophic disaster recovery plan and alternate processing capability, which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for work space, phones, and desktop computers for basic operations within 48 hours of a catastrophe which renders our corporate headquarters unusable. An emergency communications Web site has also been constructed to provide information to our employees and customers during such a disaster. We have business interruption insurance, including, in certain circumstances, insurance against terrorist attacks under the federal Terrorism Risk Insurance Act of 2002, which would offset losses up to certain coverage limits in the event of a catastrophe. However, a significant system failure, security breach, disruption by a virus or other damage could still interrupt or delay our operations, damage our reputation and cause a loss of customers.
Our results of operations can be impacted by seasonal fluctuations or adverse weather conditions.
We can be impacted by seasonal fluctuations which affect tonnage and shipment levels. Freight shipments, operating costs and earnings can also be adversely affected by inclement weather conditions. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and, consequently, our operating results.

ITEM 1A. RISK FACTORS — continued
We are also subject to risks and uncertainties that affect many other businesses, including:
Any liability resulting from and the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour and discrimination claims, and any other legal proceedings;
Widespread outbreak of an illness or communicable disease or public health crisis; and
Operational or market disruptions, including infrastructure damage, arising from natural calamities, such as hurricanes or earthquakes, and from illegal acts including terrorist attacks.
Our results of operations and financial condition could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its executive office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.
ABF currently operates out of 281 terminal facilities, 10 of which also serve as distribution centers. The Company owns 124 of these facilities and leases the remainder from nonaffiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage

Owned:
Dayton, Ohio	330	250,704
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,235
Winston-Salem, North Carolina	150	164,200
Atlanta, Georgia	226	158,209
South Chicago, Illinois	274	152,810
North Little Rock, Arkansas	196	150,512
Dallas, Texas	196	144,170
Albuquerque, New Mexico	85	71,020

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,916
The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements.
ITEM 3. LEGAL PROCEEDINGS
Various legal actions, the majority of which arise in the normal course of business, are pending. These legal actions are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, cash flows or results of operations. The Company maintains insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company has accruals for certain legal and environmental exposures.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information, Dividends and Holders
The Common Stock of Arkansas Best Corporation (the “Company”) trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABFS.” The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend

2008
First quarter	$35.32	$17.94	$0.15
Second quarter	42.45	30.31	0.15
Third quarter	45.13	30.10	0.15
Fourth quarter	34.04	19.41	0.15

2009
First quarter	$31.24	$15.84	$0.15
Second quarter	31.56	17.98	0.15
Third quarter	34.56	24.02	0.15
Fourth quarter	33.54	23.31	0.15
At February 18, 2010, there were 25,300,405 shares of the Company’s Common Stock outstanding, which were held by 334 stockholders of record.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, financial condition and other factors. There are no material contractual restrictions on our ability to declare dividends. In response to the current prolonged freight recession, the Board of Directors of the Company reduced the quarterly dividend and in January 2010 declared a dividend of $0.03 per share to stockholders of record on February 9, 2010.
Issuer Purchases of Equity Securities
The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. The Company’s Board of Directors authorized stock repurchases of up to $25.0 million in 2003 and an additional $50.0 million in 2005. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The Company made no repurchases of its Common Stock during 2009.
As of December 31, 2009, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2009. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2009(1)	2008	2007	2006(2)	2005(3)
	($ thousands, except per share data)
Statement of Income Data:
Operating revenues	$1,472,901	$1,833,052	$1,836,878	$1,881,500	$1,769,576
Operating income (loss)	(168,706)	48,524	84,844	124,679	166,524
Income (loss) from continuing operations before income taxes	(165,518)	49,910	90,791	131,519	168,451
Provision (benefit) for income taxes	(37,996)	20,742	33,966	51,018	65,698
Income (loss) from continuing operations(4)	(127,889)	29,168	56,825	80,501	102,753
Income (loss) from continuing operations per common share, diluted(4,5)	(5.12)	1.14	2.23	3.13	3.98
Cash dividends declared per common share(6)	0.60	0.60	0.60	0.60	0.54

Balance Sheet Data:
Total assets	869,546	972,298	983,349	938,716	921,060
Current portion of long-term debt	3,603	159	171	249	317
Long-term debt (including capital leases and excluding current portion)	13,373	1,457	1,400	1,184	1,433

Other Data:
Net capital expenditures, including capital leases(7)	43,676	41,996	86,102	135,550	64,309
Depreciation and amortization of property, plant and equipment	75,226	76,872	77,318	67,727	61,851

(1)
2009 includes a goodwill impairment charge of $64.0 million (nondeductible for tax purposes), or $2.55 per share, (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) and pre-tax pension settlement expense of $4.6 million, or $0.11 per share, related to the supplemental benefit plan (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(2)	2006 includes pre-tax pension settlement expense of $10.2 million, or $0.24 per share, related to the supplemental benefit plan.

(3)	2005 includes a pre-tax gain of $15.4 million, or $0.38 per share, from the sale of properties to G.I. Trucking Company.

(4)	In 2009, loss from continuing operations excludes a noncontrolling interest in net income of a subsidiary of $0.4 million.

(5)
Effective January 1, 2009, the Company adopted new accounting guidance that requires an allocation of dividends paid and a portion of undistributed net income to unvested restricted stock for calculating per share amounts. As a result, per share amounts for 2005 through 2008 have been retrospectively adjusted to be consistent with the 2009 presentation.

(6)	In January 2010, the Company’s Board of Directors reduced the quarterly cash dividend to $0.03 per share.

(7)	Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”).
Organization of Information
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is comprised of three major sections: Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies. These sections include the following information:
•
Results of Operations includes an overview of the Company’s consolidated 2009 results compared to 2008, and 2008 results compared to 2007. The consolidated overview is followed by a financial summary and analysis of ABF’s 2009 results compared to 2008, and 2008 results compared to 2007. This section also includes a discussion of key actions and events that impacted the results.

•	Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity and contractual cash obligations, including a discussion of financial commitments.
•	Critical Accounting Policies discusses those accounting policies that are important to understanding certain of the material judgments and assumptions incorporated in the reported financial results.
The key indicators necessary to understand the Company’s operating results include:
•	the overall customer demand for ABF’s freight transportation services;
•	the volume of transportation services provided by ABF, primarily measured by average daily shipment weight (“tonnage”);
•	the prices ABF obtains for its services, primarily measured by yield (“revenue per hundredweight”); and
•	ABF’s ability to manage its cost structure as measured on an overall basis by the percent of operating expenses to revenue levels (“operating ratio”).
Results of Operations
Executive Overview
Consolidated net loss was $127.9 million in 2009 compared to net income of $29.2 million in 2008 and net income of $56.8 million in 2007. These results primarily reflect the operations of ABF, including the impact of a noncash goodwill impairment charge in 2009 in the amount of $64.0 million, which is nondeductible for tax purposes.
ABF represented 94% of the Company’s consolidated revenues for the year ended December 31, 2009 and 96% of the Company’s consolidated revenues for the years ended December 31, 2008 and 2007. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).
During the year ended December 31, 2009, ABF’s revenues decreased 21.0% on a per-day basis compared to 2008. ABF’s 2008 revenues decreased 0.9% on a per-day basis compared to 2007 revenues. These revenue declines primarily reflect decreases in tonnage levels and changes in revenue per hundredweight, including fuel surcharges. Tonnage per day for the year ended December 31, 2009 decreased by 11.4% compared to 2008, and was preceded by year-over-year declines of 4.2% in 2008 and 5.3% in 2007. ABF’s 2009 operating ratio increased to 112.2%, or 107.2% after excluding goodwill impairment and supplemental pension settlements, from 97.2% in 2008 and 95.2% in 2007. The ABF operating results are more fully discussed below in the ABF sections of MD&A.
ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of this Annual Report on Form 10-K. The prolonged unfavorable economic environment has adversely impacted business activities of ABF’s customers which has had a corresponding adverse effect on ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF’s management believes that the declining tonnage trends which have continued since the fourth quarter of 2006 are representative of the weakened domestic and global economies due, in part, to turmoil in the financial markets and the related effects on industrial production and the residential and commercial construction and retail sectors. Although ABF has experienced improvements in year-over-year tonnage comparisons each month since June 2009, including a year-over-year increase for the month of December 2009, the comparison was influenced by declining tonnage trends experienced by the Company in the second half of 2008. ABF’s tonnage trends continued to be positive during the first quarter of 2010, although tonnage levels have been impacted by severe weather conditions. Quarter-to-date through mid-February 2010, average daily total tonnage for ABF increased slightly more than 1% compared to the same period last year. There can be no assurances that ABF will not experience declines in tonnage levels due to a number of factors including, but not limited to, continued weakness in general economic activity. First quarter tonnage levels are normally lower during January and February while March provides a disproportionately higher amount of the quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons.
As a result of the extended period of an adverse economic environment and the historically severe tonnage declines, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains service levels and continues its focus on serving the regional markets, including next-day and second-day markets, during prolonged periods of depressed tonnage levels. A larger proportion of ABF’s costs are fixed in nature when maintaining customer service levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. ABF’s ability to effectively manage labor costs, which amounted to 70.1%, 59.6% and 60.5% of ABF’s revenues for 2009, 2008 and 2007, respectively, has a direct impact on its operating performance. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by ABF’s contractual obligations under its labor agreement primarily with the IBT. The current five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF section of MD&A. In addition to reducing headcount, equipment levels and costs in a number of areas in relation to available business levels, the Company has taken further actions to reduce nonunion fringe benefit costs in 2010. However, ABF’s operating results will continue to be adversely impacted if tonnage remains at the current levels.
The industry pricing environment is another key to ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations due to the difficulty in quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. However, total company profitability for ABF is considered together with measures of billed revenue per hundredweight. Total billed revenue per hundredweight decreased 10.8% during 2009 versus 2008 primarily due to lower fuel surcharges resulting from lower fuel-related costs. The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008, as further discussed in the paragraph below. During 2009, ABF also experienced freight profile changes that impacted the reported billed revenue per hundredweight, as further discussed in the ABF section of MD&A. Excluding freight profile changes and the changes in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business weakened in 2009 with percentage declines in the low single digits as compared to 2008. The pricing environment was very competitive in 2009 and management expects the pricing environment in 2010 to remain very competitive, although there can be no assurances in this regard. Effective January 11, 2010, ABF implemented a general rate increase of 5.70% to cover known and expected cost increases, although the amounts vary by lane and shipment characteristic. The 2010 general rate increase, which is in line with increases announced by other LTL carriers, was implemented one week later than the 2009 increase. The general rate increase affected approximately 45% of ABF’s business, and rate increases on the remaining business are subject to individual negotiations. ABF’s ability to

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
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2009, the fuel surcharge mechanism had strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. ABF experienced significantly higher fuel prices in the first ten months of 2008 compared to the same period in 2007. After reaching a peak in the middle of July 2008, fuel prices declined steadily through mid-March 2009. Although fuel prices have increased over 50% from the March 2009 low to the end of 2009, the 2009 average fuel surcharge rate was approximately 13 revenue percentage points below the 2008 average. While fuel prices and the related fuel surcharge levels declined in 2009 compared to 2008, ABF has not been able to increase other elements of margin primarily due to the competitive freight environment which has been influenced by lower levels of available tonnage.
ABF operates in a highly competitive industry with both union and nonunion motor carriers. The Company’s nonunion competitors generally have a lower fringe benefit cost structure, and certain carriers reduced their wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Competitors with lower labor cost structures have reduced freight rates to gain market share which may further limit ABF’s ability to maintain or increase base freight rates. ABF has communicated and continues its attempts to address with the IBT the effect of these matters on ABF’s operating results.
2009 Compared to 2008
Consolidated Results

	Year Ended December 31
	2009	2008
	($ thousands, except workdays and per share data)
WORKDAYS	251.5	252.5

OPERATING REVENUES
ABF	$1,384,419	$1,758,780
Other revenues and eliminations	88,482	74,272

	$1,472,901	$1,833,052

OPERATING INCOME (LOSS)
ABF	$(168,465)	$48,435
Other and eliminations	(241)	89

	$(168,706)	$48,524

DILUTED EARNINGS (LOSS) PER SHARE	$(5.12)	$1.14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The 2009 operating loss includes a goodwill impairment charge of $64.0 million (nondeductible for tax purposes), or $2.55 per share, and pension settlement expense of $4.6 million (pre-tax), or $0.11 per share. The comparable pension settlement expense for 2008 was $1.5 million (pre-tax), or $0.04 per share. Consolidated revenues for the year ended December 31, 2009 decreased 19.3% on a per-day basis compared to 2008. Excluding impairment and settlement charges, consolidated operating loss for 2009 was $100.2 million, compared to operating income of $50.1 million for 2008. Excluding charges, consolidated net loss was $2.46 per share for the year ended December 31, 2009 compared to net income of $1.18 per share for 2008. The decrease in revenues, operating income and earnings per share primarily reflect the operating results of ABF, as discussed in the ABF section that follows.
ABF
The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Year Ended December 31
	2009	2008

ABF Operating Expenses and Costs

Salaries, wages and benefits	70.1%	59.6%
Fuel, supplies and expenses	16.0	19.4
Operating taxes and licenses	3.1	2.7
Insurance	1.5	1.2
Communications and utilities	1.0	0.9
Depreciation and amortization	5.2	4.2
Rents and purchased transportation	9.9	9.0
Pension settlement expense	0.4	—
Gain on sale of property and equipment	(0.1)	(0.2)
Other	0.5	0.4
Goodwill impairment charge	4.6	—

	112.2%	97.2%

ABF Operating Income (Loss)	(12.2)%	2.8%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2009	2008	% Change

Workdays	251.5	252.5

Billed revenue(1) per hundredweight, including fuel surcharges	$23.81	$26.70	(10.8)%

Pounds	5,814,325,308	6,586,822,376	(11.7)%

Pounds per day	23,118,590	26,086,425	(11.4)%

Shipments per DSY hour	0.485	0.483	0.4%

Pounds per DSY hour	641.87	633.97	1.2%

Pounds per shipment	1,323	1,313	0.8%

Pounds per mile	19.11	18.97	0.7%

(1)	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF’s revenue for the year ended December 31, 2009 was $1,384.4 million, compared to $1,758.8 million reported in 2008, for a decrease of 21.0% on a per-day basis. The revenue decrease in 2009 compared to 2008 primarily reflects tonnage declines of 11.4% per day and a decrease in billed revenue per hundredweight of 10.8%, which was attributable to lower fuel surcharges and a very competitive pricing environment. Excluding changes in freight profile and the decrease in fuel surcharges, management believes that pricing on ABF’s traditional LTL business experienced low single-digit percentage declines in 2009 compared to 2008. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.)
Effective January 5, 2009 and February 4, 2008, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.79% and 5.45%, respectively, although the amounts vary by lane and shipment characteristics. For 2009, the general rate increase affected approximately 45% of ABF’s business, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. As previously mentioned in the Executive Overview, ABF put into place a general rate increase on January 11, 2010, to cover known and expected cost increases during the remainder of 2010. ABF’s ability to retain this rate increase is dependent on the competitive pricing environment. The reduction of wage rates for freight-handling and driving personnel by certain nonunion carriers and wage and benefit concessions granted to certain union carriers allow these LTL carriers to have a lower labor cost structure than is afforded to ABF and, as a result, may limit ABF’s ability to maintain or increase base freight rates. Despite the general rate increase implemented in 2009, pricing on ABF’s traditional LTL business experienced low single-digit percentage declines, as previously discussed.
ABF’s 10.8% decrease in billed revenue per hundredweight for the year ended December 31, 2009 compared to 2008 was also impacted by changes in freight profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for 2009 increased 0.8% compared to 2008 while ABF’s length of haul in 2009 was relatively consistent with 2008. Increased weight per shipment has the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability. For the year ended December 31, 2009, the decrease in billed revenue per hundredweight compared to 2008 reflected a very competitive pricing environment.
ABF generated an operating loss of $168.5 million in 2009 versus operating income of $48.4 million in 2008. ABF’s 2009 operating ratio increased to 112.2% from 97.2% in 2008. The increase in ABF’s operating ratio in 2009 was influenced by the declines in tonnage levels and billed revenue per hundredweight mentioned above, as well as a goodwill impairment charge of $64.0 million and pension settlement expense of $4.6 million. These charges added 5% to ABF’s operating ratio in 2009 with no comparable impact in 2008. The increase in ABF’s operating ratio, excluding the impact of the 2009 charges, reflects the effect of base LTL rates not adequately covering increases in elements of unit cost, including contractual wage rates, as discussed below. ABF’s operating ratio was also impacted by other changes in operating expenses as discussed in the following paragraphs.
Salaries, wages and benefits expense decreased $78.3 million for the year ended December 31, 2009 but as a percentage of revenue increased by 10.5% compared to 2008. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, during periods of lower revenues, including fuel surcharge revenues which ABF experienced during 2009 as compared to 2008. The increase in salaries, wages and benefits as a percentage of revenue was impacted by contractual increases under the IBT National Freight Industry Standards Agreement that extends through March 31, 2013. The annual contractual wage increases effective on April 1, 2009 and 2008 were 1.8% and 2.2%, respectively. On August 1, 2009 and August 1, 2008, health, welfare and pension benefit costs under the agreement increased 7.5% and 8.1%, respectively. The increase in salaries, wages and benefits as a percentage of revenue in 2009 was also impacted by an $8.4 million increase in nonunion employee benefit plan costs, primarily attributable to an increase in amortization of net actuarial losses related to the nonunion pension plan in 2009 as a result of the effect of 2008 market declines on pension assets.
Although ABF has implemented cost reduction programs, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains customer service levels and continues its focus on serving the regional markets. Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by pounds per DSY hour and pounds per mile. For 2009, pounds per DSY hour increased 1.2% and pounds per mile increased 0.7%, reflecting improved management of labor costs but also the effect of a 0.8% increase in pounds per

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
shipment. However, the historically depressed tonnage levels that have continued since the fourth quarter of 2008 and the prolonged period of an unfavorable economic environment had a significant impact on ABF’s operating results due to ABF’s inability to correspondingly adjust its cost structure throughout the ABF system. ABF’s operating results will continue to be adversely impacted if tonnage remains at these levels. ABF’s ability to improve its operating ratio is dependent on securing price increases to cover contractual wage rates and other inflationary increases in cost elements.
Fuel, supplies and expenses as a percentage of revenue decreased by 3.4% for 2009 compared to 2008, primarily reflecting a 37.3% decrease in the average price per gallon of diesel fuel.
Insurance expense as a percentage of revenue increased by 0.3% over 2008 primarily due to an increase in severity of third-party casualty claims. Third-party casualty claims in 2009 as a percent of revenue were approximately 0.2% above ABF’s ten-year historical average.
Depreciation and amortization as a percentage of revenue increased by 1.0% compared to 2008 reflecting higher depreciation on road tractors and trailers due to increased unit costs of equipment purchased in 2008 and 2009 and the effect of replacing older, fully depreciated trailers with new trailers.
Rents and purchased transportation as a percentage of revenue increased by 0.9% in 2009 compared to 2008. This change was primarily attributable to an increase in amounts paid to service providers associated with ABF’s import business and an increase in rail utilization from 11% of total miles in 2008 to 12% in 2009.
Operating taxes and licenses and communications and utilities decreased in amount during 2009 compared to 2008, primarily due to lower business levels. As a percent of revenue, these costs were higher during 2009 compared to 2008 as a portion of these items are fixed in nature and increase as a percent of revenue with decreases in revenue levels including fuel surcharges.
2008 Compared to 2007
Consolidated Results

	Year Ended December 31
	2008	2007
	($ thousands, except workdays and per share data)
WORKDAYS	252.5	252.0

OPERATING REVENUES
ABF	$1,758,780	$1,770,749
Other revenues and eliminations	74,272	66,129

	$1,833,052	$1,836,878

OPERATING INCOME (LOSS)
ABF	$48,435	$84,521
Other and eliminations	89	323

	$48,524	$84,844

DILUTED EARNINGS PER SHARE	$1.14	$2.23
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
ABF
The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF:

	Year Ended December 31
	2008	2007

ABF Operating Expenses and Costs

Salaries, wages and benefits	59.6%	60.5%
Fuel, supplies and expenses	19.4	16.5
Operating taxes and licenses	2.7	2.7
Insurance	1.2	1.3
Communications and utilities	0.9	0.9
Depreciation and amortization	4.2	4.2
Rents and purchased transportation	9.0	9.0
Pension settlement expense	—	0.1
Gain on sale of property and equipment	(0.2)	(0.2)
Other	0.4	0.2

	97.2%	95.2%

ABF Operating Income	2.8%	4.8%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2008	2007	% Change

Workdays	252.5	252.0

Billed revenue(1) per hundredweight, including fuel surcharges	$26.70	$25.81	3.4%

Pounds	6,586,822,376	6,860,725,274	(4.0)%

Pounds per day	26,086,425	27,225,100	(4.2)%

Shipments per DSY hour	0.483	0.482	0.2%

Pounds per DSY hour	633.97	613.30	3.4%

Pounds per shipment	1,313	1,272	3.2%

Pounds per mile	18.97	18.54	2.3%

(1)	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
ABF’s revenue for the year ended December 31, 2008 was $1,758.8 million, compared to $1,770.7 million in 2007, for a decrease of 0.9% on a per-day basis. The revenue decrease primarily reflects tonnage declines of 4.2% per day compared to 2007. The impact of the tonnage decrease on revenue was partially offset by a 3.4% increase in billed revenue per hundredweight for 2008, as compared to 2007, which was primarily attributable to higher fuel surcharges.
The fuel surcharge constituted a higher proportion of the total freight rate during the majority of 2008 due to substantially higher fuel prices for the first ten months of 2008 compared to the same period of 2007. As a result, ABF was unable to secure adequate increases in base LTL rates. Excluding freight profile changes and the increase in fuel surcharges, management believes that pricing on ABF’s traditional LTL business improved only slightly during 2008 compared to 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Effective February 4, 2008 and March 26, 2007, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.45% and 4.95%, respectively, although the amounts vary by lane and shipment characteristics. For 2008, the general rate increase affected approximately 45% of ABF’s business, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year.
ABF’s 3.4% increase in billed revenue per hundredweight for the year ended December 31, 2008 compared to 2007 was impacted not only by the general rate increase and fuel surcharge, but also by changes in freight profile such as length of haul, pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for 2008 increased 3.2% compared to 2007. ABF’s length of haul decreased 1.6% in 2008 compared to 2007, influenced in part by the regional freight initiative. In addition, ABF experienced a higher proportion of truckload-rated shipments, including business in the volume spot market. Increased weight per shipment, combined with a shorter length of haul and higher mix of truckload-rated shipments, has the effect of decreasing the nominal revenue per hundredweight without a commensurate impact on effective pricing or shipment profitability.
ABF generated operating income of $48.4 million in 2008 versus $84.5 million in 2007, a decrease of 42.7%. ABF’s 2008 operating ratio increased to 97.2% from 95.2% in 2007. The increase in ABF’s operating ratio in 2008 was influenced by the decline in tonnage levels mentioned above, as well as the effect of base LTL rates not adequately covering increases in elements of unit cost, including contractual wage rates. ABF’s operating ratio was also impacted by other changes in operating expenses as discussed in the following paragraphs.
Salaries, wages and benefits expense for the year ended December 31, 2008 as a percentage of revenue decreased by 0.9%. Portions of salaries, wages and benefits are fixed in nature and decrease as a percent of revenue during periods of higher revenues, including fuel surcharge revenues which ABF experienced during the majority of 2008 as compared to 2007. Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by pounds per DSY hour and pounds per mile. For 2008, pounds per DSY hour increased 3.4% and pounds per mile increased 2.3%, compared with 2007, reflecting improved management of labor costs but also the effect of a 3.2% increase in pounds per shipment and a shorter length of haul.
In 2008, salaries, wages and benefits expense was also positively impacted by a $7.8 million reduction in workers’ compensation costs primarily reflecting fewer new claims, a decline in the frequency of existing claim changes and the associated loss development on those claims. In addition, the reduction in workers’ compensation costs was also influenced by lower development factors applied to existing claims resulting from ABF’s annual first quarter review of historical claims development. Workers’ compensation costs as a percent of revenue for 2008 were below ABF’s ten-year historical average.
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
Fuel, supplies and expenses as a percentage of revenue increased by 2.9% for 2008 compared to 2007, primarily reflecting a 37.5% increase in the average price per gallon of diesel fuel.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Liquidity and Capital Resources
The Company’s primary sources of liquidity are cash generated by operations, short-term investments and borrowing capacity under its accounts receivable securitization program.
Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments at December 31 were as follows:

	December 31	December 31
	2009	2008
	($ thousands)
Cash and cash equivalents, primarily money market funds	$39,332	$100,880
Short-term investments (FDIC-insured certificates of deposit)	93,861	117,855

Total unrestricted	133,193	218,735
Restricted(1)	50,857	2,299

Total(2)	$184,050	$221,034

(1)
Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Restricted cash equivalents at December 31, 2008 were reclassified to conform to the current year’s presentation (see Notes B and C to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(2)	Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices.
Cash, cash equivalents and short-term investments declined $37.0 million from December 31, 2008 to December 31, 2009. During 2009, cash, cash equivalents and short-term investments on hand combined with cash provided by operations of $11.8 million and proceeds from the issuance of long-term debt related to capital leases of $15.0 million were used primarily for the purchase of revenue equipment (tractors and trailers used primarily in ABF’s operations) and other property and equipment totaling $43.1 million net of asset sales and the payment of dividends of $15.5 million. The $93.5 million decline in cash provided by operations during 2009 compared to 2008 primarily reflects the impact of the continued weak freight tonnage environment on ABF’s operating income. The Company made contributions to the nonunion pension plan of $15.5 million in 2009 compared to $25.0 million in 2008.
Cash, cash equivalents and short-term investments increased $45.5 million from December 31, 2007 to December 31, 2008. During 2008, cash provided by operations of $105.3 million was primarily used to purchase revenue equipment and other property and equipment totaling $41.7 million net of asset sales and pay dividends of $15.3 million. The $37.8 million decline in cash provided by operations during 2008 compared to 2007 primarily reflects the impact of the weaker freight tonnage environment on ABF’s operating income. In addition, contributions to the nonunion pension plan were $25.0 million in 2008 versus $5.0 million in 2007.
During 2007, cash provided from operations of $143.1 million was primarily used to purchase revenue equipment and other property and equipment totaling $84.6 million net of asset sales, purchase 125,000 shares of the Company’s Common Stock for $4.9 million and pay dividends of $15.2 million.
Financing Arrangements: On December 30, 2009, the Company entered into a two-year, asset-backed securitization program with SunTrust Bank, which provides for cash proceeds of up to $75.0 million. Under this agreement, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary, which in turn may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.75% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of December 31, 2009, the Company was in compliance with the covenants. There were no borrowings under this facility, and, based on qualifying accounts, the borrowing capacity was $74.0 million as of December 31, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
In 2009, the Company entered into agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2009, the Company had $48.9 million of letters of credit outstanding under the LC Agreements of which $48.5 million were collateralized by restricted cash equivalents and short-term investments. Prior to the LC Agreements, the Company arranged for the letters of credit as a part of the Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated May 4, 2007. The Company terminated the Credit Agreement in December 2009. There were no borrowings outstanding under the Credit Agreement on the date of termination. Deferred financing costs of $1.0 million were expensed in the fourth quarter of 2009 in conjunction with the termination of the Credit Agreement. Prior to termination, the Company’s borrowing capacity was limited to $22.6 million under the Credit Agreement as disclosed in the Company’s Quarterly Report on Form 10-Q for the third quarter of 2009.
In December 2009, ABF entered into capital lease agreements to finance $15.0 million of revenue equipment. These capital lease agreements specify the monthly base rent and interest rates for the 36-month lease terms as well as a rental adjustment clause for which the maximum amounts due to the lessor are included in the recorded capital lease obligation and the future minimum rent payments shown in the Contractual Obligations within this section. The present values of net minimum lease payments are recorded in long-term debt. In January 2010, $11.4 million of revenue equipment was financed under capital lease transactions. The Company could utilize capital lease arrangements to finance future purchases of revenue equipment.
Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of December 31, 2009:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	($ thousands)

Capital lease obligations, including interest(1)	$18,730	$4,205	$8,409	$5,011	$1,105
Operating lease obligations(2)	51,969	11,410	17,452	10,268	12,839
Purchase obligations(3)	26,885	26,885
Voluntary savings plan distributions(4)	6,303	1,479	2,207	594	2,023
Postretirement health expenditures(5)	7,713	597	1,352	1,471	4,293
Deferred salary distributions(6)	12,286	1,158	2,310	2,002	6,816
Supplemental pension distributions(7)	18,539	7,753	3,651	—	7,135
Noncontrolling interest in subsidiary(8)	2,279	—	—	—	2,279

Total	$144,704	$53,487	$35,381	$19,346	$36,490

(1) The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of December 31, 2009, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $51.7 million for terminal facilities and $0.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.6 million related to Clipper Exxpress Company, a former subsidiary of the Company.

(3) Purchase obligations primarily includes purchase orders or authorizations to purchase rather than binding agreements relating to revenue equipment and property. These purchase authorizations are included in the Company’s 2010 capital expenditure plan (see the following Capital Expenditures section).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(4) The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable matching contributions and rates of return based on investments selected by the participants. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2009, VSP related assets totaling $6.3 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are included in the contractual obligations table above. Future distributions are subject to change for retirement, death or disability of current employees.

(5) The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory, with the Company paying the premiums. The Company’s projected distributions for premiums related to postretirement health benefits, which represent estimates for the next ten years, are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $13.5 million as of December 31, 2009.

(6) The Company has deferred salary agreements with certain employees of the Company. The Company’s projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities or early retirements of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $8.7 million as of December 31, 2009.

(7) The Company has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion pension plan for executive officers of the Company and certain subsidiaries. Distributions presented above represent estimated amounts over the next ten years. The Company anticipates making distributions of $7.8 million during 2010 under this plan related to retirements in 2009. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $16.5 million at December 31, 2009.

Effective January 1, 2006, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP and deferred salary agreement programs to new entrants. In place of these programs, officers appointed after 2005 participate in a long-term cash incentive plan that is based 60% on the Company’s three-year average return on capital employed and 40% on the Company achieving specified levels of profitability or earnings per share growth, as defined in the plan. Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits under the SBP, resulting in a plan curtailment (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). In connection with the election to freeze benefits, the Compensation Committee provided the SBP participants an option to freeze their SBP benefits without early retirement penalties and continue participation in the deferred salary agreement program or to freeze their benefits in both the SBP and deferred salary agreement program and begin participation in the long-term cash incentive plan.

(8) Noncontrolling interest in subsidiary represents the option, provided to noncontrolling shareholders, to sell to the Company their remaining interest in a logistics business. The option to sell may not be exercised until the sixth anniversary of the acquisition date at a price determined by a formula, which amount is consistent with the noncontrolling interest recorded in the balance sheet. The Company acquired a controlling interest in this logistics business during the second quarter of 2009.

Based upon current information, the Company does not expect to have cash outlays for required minimum contributions, but could make tax-deductible contributions, to its nonunion pension plan in 2010. As of December 31, 2009, the nonunion pension plan was underfunded by $45.8 million on a projected benefit obligation basis (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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
Capital Expenditures: The following table sets forth the Company’s historical capital expenditures, net of proceeds from asset sales, for the periods indicated below:

	Year Ended December 31
	2009	2008	2007
	($ thousands)

Capital expenditures, gross including capital leases	$48,589	$59,069	$98,169
Less proceeds from capital lease obligations(1)	(545)	(340)	(1,499)

Capital expenditures, net of capital leases	48,044	58,729	96,670
Less proceeds from asset sales	(4,913)	(17,073)	(12,067)

Total capital expenditures, net	$43,131	$41,656	$84,603

(1)
Capital lease proceeds presented do not include proceeds from the issuance of $15.0 million of long-term debt in 2009 associated with capital lease transactions which have been presented as financing activities in the consolidated statements of cash flows included in Part II, Item 8 of this Annual Report on Form 10-K.

The variation in the Company’s net capital expenditures for the years presented above primarily relate to changes in ABF’s capital expenditures. ABF’s 2009 net capital expenditures were above 2008 levels primarily reflecting lower proceeds from asset sales partially offset by $4.0 million less spending on road trailers and $5.6 million less spending on real estate for terminal operations. In 2008, ABF spent $14.9 million less on road trailers and $9.8 million less on road tractors than in 2007. ABF’s lower net capital expenditures in 2008 compared to 2007 were also impacted by lower expenditures related to city delivery and other equipment.
In 2010, net capital expenditures are estimated to be in a range of $45.0 million to $50.0 million, which relates primarily to ABF. The low end of this expected 2010 range consists of road and city equipment replacements of approximately $35.0 million and real estate for terminal operations and other capital expenditures (including dock/yard equipment and technology) of approximately $10.0 million. The 2010 plan does not include an expansion in the road tractor and trailer fleets. The Company has the flexibility to adjust planned 2010 capital expenditures as business levels dictate. There is the potential for additional 2010 capital expenditures above the low-end figure of $45.0 million. These expenditures could include purchases of real estate for terminal operations, if needs and opportunities arise.
Depreciation and amortization expense is estimated to be approximately $70 million to $75 million in 2010.
Other Liquidity Information: Cash, cash equivalents and short-term investments, including amounts restricted, totaled $184.1 million at December 31, 2009. The Company has generated $11.8 million, $105.3 million and $143.1 million of operating cash flow for the years 2009, 2008 and 2007, respectively. Continued operating losses, primarily resulting from depressed tonnage levels, could continue to adversely affect the Company’s ability to generate cash from operations. Management believes cash generated by operations, existing cash, cash equivalents and short-term investments and amounts available under the accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations; finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Additional capital lease and other secured financing may also be used to fund capital expenditures. The Company also anticipates receiving approximately $30 million in tax refunds during 2010 resulting primarily from net operating loss carrybacks to prior period federal income tax returns.
The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors, including net worth limitations under the Company’s securitized accounts receivable facility. In response to the current prolonged freight recession, the Board of Directors of the Company reduced the quarterly dividend declared in January 2010 to $0.03 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2009 or 2008.
Off-Balance-Sheet Arrangements
The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $52.0 million under operating lease agreements primarily for terminal facilities (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.
Balance Sheet Changes
Goodwill: Goodwill decreased $60.2 million from December 31, 2008 to December 31, 2009, primarily due to the fourth quarter 2009 impairment charge related to ABF goodwill (see Note D to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
Long-Term Debt and Current Portion of Long-Term Debt: Long-term debt, including the current portion, increased $15.4 million from December 31, 2008 to December 31, 2009, due primarily to new capital leases related to ABF revenue equipment (see Note G to the consolidated financial statements included in Part II, Item 8 of this Annual Report on
Form 10-K).
Pension and Postretirement Liabilities: Liabilities for pension and postretirement benefits decreased $22.0 million from December 31, 2008 to December 31, 2009, due primarily to $15.5 million of contributions to the Company’s nonunion pension plan and the classification of $7.8 million of SBP liabilities, which will be distributed to retired officers in 2010, in accrued expenses at December 31, 2009. (see Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
Income Taxes
The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, and alternative fuel tax credits in 2007, 2008 and 2009; tax-exempt income in 2007; and the write-off of nondeductible goodwill in 2009. The Company’s effective tax benefit rate for 2009 was 23.0% compared to the effective tax provision rate of 41.6% for 2008 and 37.4% for 2007. The low effective tax benefit in 2009 primarily reflects the write-off of goodwill which is a nondeductible item. The 2010 effective tax rate will depend on pre-tax income or loss levels. The U.S. statutory rate of the Company is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors could cause the 2010 tax rate to vary significantly from the statutory rate. Specifically, continued losses could limit the Company’s ability to recognize tax benefits, which would result in a significantly lower benefit rate. Low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses.
Management does not expect that the cash outlays for income taxes will materially exceed income tax expense during the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2010 may be substantially less than tax benefits that may be recorded related to any continuing operating losses, although these tax benefits may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not.
At December 31, 2009, the Company had recorded total deferred tax assets of $84.5 million and total deferred tax liabilities of $76.5 million, resulting in net deferred tax assets of $8.0 million. Net deferred tax assets include $28.0 million related to unamortized nonunion pension and postretirement benefit costs which are included in accumulated other comprehensive loss. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years, future taxable income and tax-planning

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
strategies. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. Federal legislative changes in 2009 allow taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverts to two years. In 2008, the Company had a net operating tax loss of $29.5 million. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. Federal taxes paid in 2004 through 2007, and in some cases, state taxes paid would be available for recovery by carryback of losses incurred for 2009 and through February 28, 2010, the end of the Company’s tax year. Because of the uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. There are tax-planning strategies available which would support deferred tax assets recorded at December 31, 2009. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, these assets, which amount to approximately $11.0 million, will be fully realized. Also, payments on the Company’s non-union pension obligation prior to September 15, 2010, and payment acceleration of other types that relate to deferred tax assets, are also available to convert deferred tax assets to refundable taxes. The Company would need approximately $23.0 million of future taxable income to realize net deferred tax assets at December 31, 2009.
At December 31, 2009 and 2008, the Company’s valuation allowances totaled $3.0 million and $0.8 million, respectively. The Company had a valuation allowance of $0.9 million at December 31, 2009 and $0.8 million at December 31, 2008 for state net operating loss and contribution carryovers for which realization is not more likely than not. Management considered that the realization of certain state net operating losses and contribution carryovers in the state of Arkansas was not likely because the state does not allow loss carrybacks and limits the loss carryforward period to five years, and only about 5% of ABF’s business is conducted in Arkansas. The Company has a history of low levels of taxable income in Arkansas and some loss carryovers have expired unused in previous years. Due to the same factors, the Company has also established a valuation allowance of $1.3 million at December 31, 2009, for deferred tax assets related to Arkansas operations. The Company has established a valuation allowance of $0.7 million for foreign tax credit carryforwards at December 31, 2009. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future taxable income and realization is not more likely than not. The need for additional valuation allowances will be continually monitored by management.
Financial reporting income differs significantly from taxable income because of such items as the charge for goodwill impairment, accelerated depreciation, including bonus depreciation amounts available in recent years, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which, for tax purposes, are generally only deductible when paid. In recent years, financial reporting income has exceeded taxable income. In 2009, the financial reporting loss exceeded the tax loss.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates under different assumptions or conditions.
The accounting policies (see Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) that are “critical” to understand the Company’s financial condition and results of operations and that require management to make the most difficult judgments are described as follows.
Revenue Recognition: The Company utilizes a bill-by-bill analysis to establish estimates of revenue in transit for recognition in the appropriate reporting period under the accounting policy for revenue recognition. The Company recognizes revenue based on relative transit times in each reporting period with expenses being recognized as incurred. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. The Company reports revenue and purchased transportation expense on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor.
Allowance for Doubtful Accounts: The Company estimates its allowance for doubtful accounts based on the Company’s historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A ten percent increase in the estimate of allowances for doubtful accounts and revenue adjustments would decrease operating results by $0.3 million on a pre-tax basis.
Revenue Equipment: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for revenue equipment based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. ABF has reported gains on the sale of its assets in the amount of $1.4 million, $3.7 million and $4.3 million in 2009, 2008 and 2007, respectively. The Company has historically purchased revenue equipment with cash or financed through capital leases rather than utilizing off-balance-sheet financing.
The Company reviews its long-lived assets, including property, plant, equipment and capitalized software that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. The economic factors and industry environment that were considered in the goodwill impairment evaluation discussed below were also considered in assessing recoverability of long-lived assets, including revenue equipment. ABF’s equipment replacement program and strict maintenance schedules have served to minimize declines in the value of revenue equipment. Management determined that long-lived assets were not impaired as of December 31, 2009.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The measurement of goodwill impairment consists of two steps. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.
While the Company’s annual impairment test date is January 1, the Company’s fourth quarter 2009 losses, combined with the challenging industry environment reflected in historically low daily tonnage levels and an aggressive pricing environment, indicated that the goodwill associated with ABF may be impaired. In the prior year goodwill evaluation, the Company assumed that available LTL tonnage would improve in the fourth quarter of 2009. However, ABF experienced reduced tonnage and pricing on its LTL business and consequently lower operating results in the fourth quarter of 2009. Based on the results of the impairment testing of goodwill, the Company recorded a noncash charge of $64.0 million for impairment of the value of ABF’s entire goodwill balance in the fourth quarter of 2009. The goodwill impairment charge, which is not tax deductible, was included in operating expenses within the ABF segment. The goodwill balance remaining at December 31, 2009 of $3.7 million was related to the second quarter 2009 acquisition of a privately-owned logistics company that is included in the Company’s business operations other than ABF.
The evaluation of goodwill impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the ABF reporting unit. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations could materially affect the impairment analysis. Key assumptions in determining the step one estimated fair value for ABF included a continuing competitive freight environment, overall weakness in the economy, longer term growth rates consistent with historical trends, an increased weighted average cost of capital, and anticipated expenses including costs under the Company’s collective bargaining agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Under the first step of the goodwill impairment evaluation, the aggregate carrying amount of ABF was compared to its fair value utilizing an equal combination of valuation methods, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. The valuation determined by the market approach was not significantly different from the value derived by the income approach in the current year evaluation.
To determine the EBITDA multiple, the Company obtained information from third parties for the EBITDA multiples observed for recent acquisitions in the trucking industry. For the annual impairment tests performed by the Company in the last three years, this marketplace EBITDA multiple was in the mid-single digit range. The fair value that was estimated from the market approach was negatively impacted by ABF’s recent operating losses.
The discounted cash flows model utilized in the income approach incorporates discount rates and projections of future revenue growth rates, operating margins and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for the Company and the industry at a point in time. In the recent evaluation process, the 12.5% discount rate used was higher than the rate used in the prior year due to increased risk associated with extremely challenging freight conditions. The Company included a cash flow period of ten years in the income approach that, due to the length of time, assumed the occurrence of another recessionary cycle. In addition, the near-term outlook for the LTL market is highly uncertain due to the current freight recession and the negative impact of aggressive pricing. The resulting annual revenue growth rate assumption in the low to mid-single digits was generally consistent with historical trends. The assumed revenue projections were lower than the prior year estimates due to the impact of the recent recessionary period on the revenues in the base year of the cash flow model and the resulting influence on the assumed timing of a recovery in available freight tonnage. In addition, the revenue projections did not assume regional or long-haul market share gains or significant pricing improvement. The timing of estimated measurable tonnage and pricing improvement and the assumption related to future market share were significant to the associated cash flows and resulting valuation.
Based on the first step of the analysis, the carrying amount of ABF was determined to be in excess of its fair value. In completing the step two estimate of the current fair value of identifiable assets and liabilities, significant assumptions included the estimated value of previously unrecognized intangible assets, as well as the estimated appreciation in value of land and structures. These currently unrecognized amounts reduced the amount of implied goodwill in ABF. The resulting estimated values of ABF’s net assets were deducted from the fair value of ABF determined in the first step of the analysis to determine the implied fair value of goodwill. The carrying value of ABF’s goodwill exceeded its implied fair value, and, as a result, the value of ABF’s entire goodwill balance was impaired.
Management believes that the long-term economics of ABF’s business operations remain intact and that operating results will ultimately improve, although it cannot predict the timing of an economic recovery. The noncash goodwill impairment charge does not directly impact the Company’s normal business operations, liquidity or credit availability under its existing facilities, although the factors leading to the goodwill impairment have negatively impacted the Company’s operating results.
Nonunion Pension Expense: The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits are generally based on years of service and employee compensation. Nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on expense are the expected return on plan assets, the rate used to discount the plan’s obligations and the assumed compensation cost increase.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
The following table provides the key assumptions used for 2009 compared to those it anticipates using for 2010 nonunion pension expense:

	Year Ended December 31
	2010	2009

Discount rate	5.3%	6.3%
Expected return on plan assets	7.5%	6.0%
Rate of compensation increase	3.2%	3.3%
The assumptions directly impact the nonunion pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The discount rate is determined by matching projected cash distributions with the appropriate high-quality corporate bond yields in a yield curve analysis. A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense by $0.3 million on a pre-tax basis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. The expected rate of return on plan assets is a long-term rate, and the Company can make no assurances that the rate will be achieved. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual pension expense by approximately $0.4 million on a pre-tax basis. The Company establishes the assumed rate of compensation increase considering historical changes in compensation combined with an estimate of compensation rates for the next two years. A quarter percentage point increase in the rate of compensation increase would increase annual pension expense by approximately $0.6 million on a pre-tax basis.
At December 31, 2009, the nonunion pension plan had $70.2 million in unamortized actuarial losses, for which the amortization period is approximately nine years. The Company amortizes actuarial losses over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized. The Company’s 2010 nonunion pension expense will include amortization of actuarial losses of approximately $7.7 million. The comparable amounts for 2009 and 2008 were $9.4 million and $3.3 million, respectively. The Company’s 2010 total nonunion pension expense will be available before its first quarter 2010 Form 10-Q filing and, based on currently available information, is expected to be approximately 10% to 15% below the 2009 expense of $20.6 million, with the decrease primarily due to the lower amortization of actuarial losses.
The nonunion pension plan assets include investments in cash equivalents, fixed income securities and equity mutual funds totaling $138.8 million, which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion pension plan assets of $33.8 million are fixed income security investments, primarily corporate debt instruments, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). See Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures related to the nonunion pension plan.
Share-Based Compensation: Effective January 1, 2006, the Company adopted the fair value recognition provisions for accounting for share-based payments using the modified-prospective transition method, which requires that the fair value of unvested stock options be recognized in the income statement over the remaining vesting period. The Company has not granted stock options since January 2004. Recognition of compensation expense related to the cost of stock options, which was based on estimated grant date fair values and assumed forfeitures, was completed in December 2008.
Since 2005, the Company has granted restricted stock and restricted stock units under its share-based compensation program. The Company amortizes the fair value of restricted stock and restricted stock unit awards, which is based on the closing market price on the date of grant, to compensation expense generally on a straight-line basis over the vesting period, taking into consideration an estimate of shares expected to vest. Share-based compensation expense totaled $6.2 million, $6.1 million and $4.9 million in 2009, 2008 and 2007, respectively. See Notes B and J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures related to share-based compensation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2009 and 2008, these limits are $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $70.2 million and $72.3 million at December 31, 2009 and 2008, respectively. The Company does not discount its claims liabilities.
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
Environmental Matters
The Company’s subsidiaries store fuel for use in tractors and trucks in 69 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with these regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $0.1 million over the last ten years, primarily at six sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2009 and 2008, the reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million and $1.1 million, respectively, which is included in accrued expenses in the consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. This estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.
Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future. Climate change legislation has been introduced in the U.S. Congress. The Company is unable to determine with any certainty the effects of the proposals that have been introduced. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions, could impose substantial costs on the Company that may adversely impact the results of operations. Until the timing, scope and extent of any future regulation becomes known, management cannot predict its effect on the Company’s cost structure or operating results.
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
Effects of Inflation
Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued
prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results. During 2009, management believes ABF’s base LTL pricing was negative while wage rates increased on April 1, 2009 and health, welfare and pension rates increased on August 1, 2009 under the collective bargaining agreement with its union employees. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during its normal replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. As discussed above, the pricing environment has been very competitive during the economic recession and has limited ABF’s ability to offset inflationary and contractual cost increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in certain interest rates, prices of diesel fuel, credit ratings, and foreign currency exchange rates. These market risks arise in the normal course of business, as the Company does not engage in speculative trading activities.
Interest Rate Risk
The instability in the financial and credit markets has created volatility in various interest rates and returns on invested assets during 2009. At December 31, 2009 and 2008, cash and cash equivalents and short-term investments subject to fluctuations in interest rates totaled $184.1 million and $221.0 million, respectively. The weighted-average yield on cash equivalents and short-term investments was 1.5% and 2.8% in 2009 and 2008, respectively. The yield decline reflects changes in market rates.
Liabilities associated with the nonunion defined benefit pension plan, the supplemental benefit plan and the postretirement health benefit plan are remeasured on an annual basis based on discount rates which are determined by matching projected cash distributions from the plans with the appropriate high-quality corporate bond yields in a yield curve analysis. Changes in high-quality corporate bond yields will impact interest expense associated with the benefit plans as well as the amount of liabilities recorded.
The Company has historically been subject to market risk due to variable interest rates on all or a part of its borrowings under bank credit lines and continues to be subject to such risk on its accounts receivable securitization facility which became effective December 30, 2009 (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). During 2009 and 2008, the Company incurred no borrowings and had no outstanding debt obligations other than capital leases and letters of credit which were issued under the letters of credit agreements (“LC Agreements”) (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) and the Credit Agreement, as applicable (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
In December 2009 and January 2010, ABF entered into capital lease arrangements to finance certain revenue equipment (see Notes G and P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. However, ABF could enter into additional capital lease arrangements which will be impacted by changes in interest rates until the transactions are finalized.
Other Market Risks
The Company is subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges which are included in the revenues of ABF based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating profit as elements of costs, including contractual wage rates, continue to annually increase. The Company has not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2009 and 2008.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions with high credit ratings and by investing unrestricted short-term investments in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, restricted short-term investments in certificates of deposit pledged as collateral for outstanding letters of credit under the Company’s LC Agreements may exceed federally insured limits. At December 31, 2009, the Company had certificates of deposit of $29.4 million which exceeded the FDIC-insured limit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued
Equity and fixed income assets held in the Company’s qualified nonunion defined benefit pension plan trust are subject to market risk. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could diminish the funded status of the nonunion pension plan and potentially increase our requirement to make contributions to the plan. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets will also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). An increase in pension expense may adversely impact our results of operations. In addition, the cash surrender value of variable life insurance contracts, which totaled $13.1 million and $13.4 million at December 31, 2009 and 2008, respectively, are subject to equity and fixed income market returns and, consequently, market risk.
Foreign operations are not significant to the Company’s total revenues or assets, and accordingly the Company does not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 2% of total revenues for 2009. Foreign currency exchange rate fluctuations have not had a material impact on the Company and they are not expected to in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following information is included in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Arkansas Best Corporation
We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Rogers, Arkansas
February 24, 2010

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	($ thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$39,332	$100,880
Short-term investment securities	93,861	117,855
Restricted cash equivalents and short-term investments	50,857	2,299
Accounts receivable, less allowances (2009 — $3,470; 2008 — $3,513)	115,459	111,452
Other accounts receivable, less allowances (2009 — $1,149; 2008 — $1,001)	6,749	6,611
Prepaid expenses	10,390	10,670
Deferred income taxes	39,035	36,079
Prepaid and refundable income taxes	24,726	17,661
Other	4,333	4,683

TOTAL CURRENT ASSETS	384,742	408,190

PROPERTY, PLANT AND EQUIPMENT
Land and structures	240,185	235,861
Revenue equipment	514,481	514,503
Service, office and other equipment	157,885	150,524
Leasehold improvements	21,839	21,697

	934,390	922,585
Less allowances for depreciation and amortization	505,538	473,010

	428,852	449,575

OTHER ASSETS	52,292	50,636

GOODWILL	3,660	63,897

	$869,546	$972,298

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$21,941	$15,189
Accounts payable	59,386	51,646
Income taxes payable	826	758
Accrued expenses	150,799	147,540
Current portion of long-term debt	3,603	159

TOTAL CURRENT LIABILITIES	236,555	215,292

LONG-TERM DEBT, less current portion	13,373	1,457

PENSION AND POSTRETIREMENT LIABILITIES	67,445	89,472

OTHER LIABILITIES	20,254	17,314

DEFERRED INCOME TAXES	31,023	24,017

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2009: 26,749,265 shares; 2008: 26,702,222 shares	267	267
Additional paid-in capital	274,663	268,396
Retained earnings	327,948	471,360
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(44,212)	(57,507)

TOTAL STOCKHOLDERS’ EQUITY	500,896	624,746

	$869,546	$972,298

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008	2007
	($ thousands, except share and per share data)

OPERATING REVENUES	$1,472,901	$1,833,052	$1,836,878

OPERATING EXPENSES AND COSTS (1)	1,641,607	1,784,528	1,752,034

OPERATING INCOME (LOSS)	(168,706)	48,524	84,844

OTHER INCOME (EXPENSE)
Interest and dividend income	2,853	5,937	5,671
Interest expense and other related financing costs	(2,389)	(1,181)	(1,189)
Other, net	2,724	(3,370)	1,465

	3,188	1,386	5,947

INCOME (LOSS) BEFORE INCOME TAXES	(165,518)	49,910	90,791

FEDERAL AND STATE INCOME TAXES
Current (benefit) provision	(33,054)	8,171	27,806
Deferred (benefit) provision	(4,942)	12,571	6,160

	(37,996)	20,742	33,966

NET INCOME (LOSS)	(127,522)	29,168	56,825

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	367	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(127,889)	$29,168	$56,825

EARNINGS (LOSS) PER SHARE
Basic	$(5.12)	$1.14	$2.25
Diluted	(5.12)	1.14	2.23

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,052,303	24,976,412	24,822,673
Diluted	25,052,303	25,110,539	25,018,742

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.60	$0.60	$0.60

(1)	The year ended December 31, 2009 includes a $64.0 million goodwill impairment charge (nondeductible for tax purposes). See Note D.
The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	($ and shares, thousands)
Balances at January 1, 2007	26,407	$264	$250,469	$415,876	1,553	$(52,825)	$(34,389)	$579,395
Net income		—	—	56,825		—	—	56,825
Change in foreign currency translation, net of tax of $40		—	—	—		—	61	61
Amortization of unrecognized net periodic benefit costs, net of tax of $2,831:
Net actuarial loss		—	—	—		—	4,030	4,030
Prior service costs		—	—	—		—	405	405
Net transition obligation		—	—	—		—	11	11
Pension settlement expense, net of tax of $647(1)		—	—	—		—	1,018	1,018
Unrecognized net actuarial gain, net of tax of $1,491		—	—	—		—	2,341	2,341

Total comprehensive income								64,691

Issuance of common stock under share-based compensation plans	142	1	2,682	—		—	—	2,683
Tax effect of share-based compensation plans (including excess tax benefits of $683) and other		—	816	—		—	—	816
Share-based compensation expense		—	4,911	—		—	—	4,911
Purchases of treasury stock		—	—	—	125	(4,945)	—	(4,945)
Dividends paid on common stock		—	—	(15,165)		—	—	(15,165)

Balances at December 31, 2007	26,549	265	258,878	457,536	1,678	(57,770)	(26,523)	632,386
Net income		—	—	29,168		—	—	29,168
Change in foreign currency translation, net of tax of $232		—	—	—		—	(368)	(368)
Amortization of unrecognized net periodic benefit costs, net of tax of $2,098:
Net actuarial loss		—	—	—		—	2,845	2,845
Prior service costs		—	—	—		—	405	405
Net transition obligation		—	—	—		—	47	47
Pension settlement expense, net of tax of $599(1)		—	—	—		—	941	941
Unrecognized net actuarial loss, net of tax benefits of $22,190		—	—	—		—	(34,854)	(34,854)

Total comprehensive loss								(1,816)

Issuance of common stock under share-based compensation plans	153	2	2,974	—		—	—	2,976
Tax effect of share-based compensation plans (including excess tax benefits of $692) and other		—	438	—		—	—	438
Share-based compensation expense		—	6,106	—		—	—	6,106
Dividends paid on common stock		—	—	(15,344)		—	—	(15,344)

Balances at December 31, 2008	26,702	267	268,396	471,360	1,678	(57,770)	(57,507)	624,746
Net loss (excluding noncontrolling interest in net income of subsidiary of $367)		—	—	(127,889)		—	—	(127,889)
Change in foreign currency translation, net of tax of $149		—	—	—		—	234	234
Amortization of unrecognized net periodic benefit costs, net of tax of $4,376:
Net actuarial loss		—	—	—		—	6,486	6,486
Prior service costs		—	—	—		—	305	305
Net transition obligation		—	—	—		—	82	82
Pension settlement expense, net of tax of $1,785(1)		—	—	—		—	2,803	2,803
Unrecognized net actuarial gain, net of tax of $2,078		—	—	—		—	3,266	3,266
Increase in fair value of available for sale security, net of tax of $63		—	—	—		—	119	119

Total comprehensive loss		—	—	—		—		(114,594)

Issuance of common stock under share-based compensation plans	47	—	469	—		—	—	469
Tax effect of share-based compensation plans and other		—	(359)	—		—	—	(359)
Share-based compensation expense		—	6,157	—		—	—	6,157
Dividends paid on common stock		—	—	(15,523)		—	—	(15,523)

Balances at December 31, 2009	26,749	$267	$274,663	$327,948	1,678	$(57,770)	$(44,212)	$500,896

(1)	Consists of adjustments to unrecognized actuarial loss and transition obligation in 2007 and 2008 and to unrecognized actuarial loss in 2009 as a result of pension settlement expense (see Note I).
The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	($ thousands)
OPERATING ACTIVITIES
Net income (loss)	$(127,522)	$29,168	$56,825
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,226	76,872	77,318
Other amortization	1,278	293	261
Goodwill impairment charge	63,958	—	—
Pension settlement expense	4,588	1,540	1,665
Share-based compensation expense	6,157	6,106	4,911
Provision for losses on accounts receivable	2,587	1,623	1,056
Deferred income tax provision (benefit)	(4,942)	12,571	6,160
Gain on sales of assets	(1,409)	(3,720)	(4,351)
Excess tax benefits from share-based compensation	—	(692)	(683)
Changes in operating assets and liabilities:
Receivables	(3,735)	30,568	533
Prepaid expenses	429	573	491
Other assets	790	11,087	(676)
Accounts payable, taxes payable, accrued expenses and other liabilities(1, 2)	(5,615)	(60,652)	(377)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,790	105,337	143,133

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases(1)	(48,044)	(58,729)	(96,670)
Proceeds from asset sales	4,913	17,073	12,067
Purchases of short-term investment securities	(109,806)	(146,655)	(292,064)
Proceeds from sales of short-term investment securities	133,800	107,404	348,008
Business acquisition, net of cash acquired	(4,873)	—	—
Capitalization of internally developed software and other	(5,176)	(5,325)	(4,599)

NET CASH USED BY INVESTING ACTIVITIES	(29,186)	(86,232)	(33,258)

FINANCING ACTIVITIES
Payments on long-term debt	(1,433)	(295)	(1,360)
Proceeds from issuance of long-term debt	14,958	—	—
Net change in bank overdraft	6,752	(59)	(2,175)
Change in restricted cash equivalents and short-term investments	(48,558)	—	—
Deferred financing costs	(817)	—	(800)
Payment of common stock dividends	(15,523)	(15,344)	(15,165)
Excess tax benefits from share-based compensation	—	692	683
Purchases of treasury stock	—	—	(4,945)
Proceeds from the exercise of stock options and other	469	2,976	2,683

NET CASH USED BY FINANCING ACTIVITIES	(44,152)	(12,030)	(21,079)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,548)	7,075	88,796
Cash and cash equivalents at beginning of period	100,880	93,805	5,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,332	$100,880	$93,805

(1)	Does not include $0.1 million and $0.7 million of equipment which was received but not yet paid for at December 31, 2008 and 2007, respectively.

(2)
Includes contributions to the Company’s nonunion pension plan of $15.5 million, $25.0 million and $5.0 million in 2009, 2008 and 2007, respectively, and payments to retiring officers under the Company’s unfunded supplemental benefit plan of $7.8 million, $6.2 million and $5.3 million in 2009, 2008 and 2007, respectively.

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
Cash and Cash Equivalents: Short-term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Cash and cash equivalents, which totaled $39.3 million at December 31, 2009, consisted primarily of money market funds. Interest and dividends related to cash and cash equivalents are included in interest and dividend income.
Short-Term Investments: Short-term investments consist of FDIC-insured certificates of deposit with original maturities ranging from ninety-one days to one year. Interest related to these investments is included in interest and dividend income.
Restricted Cash Equivalents and Short-Term Investments: Cash, cash equivalents and short-term investments that are pledged as collateral, primarily for the Company’s outstanding letters of credit, are classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The restricted cash equivalents and short-term investments are classified consistent with the classification of liabilities to which they relate and in accordance with the duration of the letters of credit. Changes in the amount of restricted funds are reflected as financing activities in the statements of cash flows.
Concentration of Credit Risk: The Company’s services are provided primarily to customers throughout the United States and Canada. ABF, which represented 94% of the Company’s annual revenues for 2009, had no single customer representing more than 3% of its 2009 revenues or 8% of its accounts receivable balance at December 31, 2009. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon historical trends and factors surrounding the credit risk of specific customers. Historically, credit losses have been within management’s expectations.
The Company is potentially subject to concentrations of credit risk related to financial instruments which consist primarily of cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions with high credit ratings and by investing unrestricted short-term investments in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, restricted short-term investments in certificates of deposit pledged as collateral for outstanding letters of credit under the Company’s letter of credit agreements may exceed federally insured limits. At December 31, 2009, the Company had certificates of deposit of $29.4 million which exceeded the FDIC-insured limit.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Receivables written off are charged against the allowance. The Company’s allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends. The Company’s valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of its deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, the reduction of future taxable income or tax-planning strategies.
Property, Plant and Equipment Including Repairs and Maintenance: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following lives: structures — primarily 15 to 20 years; revenue equipment — 3 to 12 years; other equipment — 2 to 15 years; and leasehold improvements — 4 to 20 years, or over the remaining life of the lease, whichever is shorter. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.
Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes qualifying computer software costs incurred during the “application development stage.” For financial reporting purposes, capitalized software costs are amortized by the straight-line method over 2 to 3 years. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.
Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant, equipment and capitalized software that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. The Company records impairment losses in operating income.
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
Assets held for sale are included in other noncurrent assets. During 2009, property and equipment classified as held for sale and carried at $2.8 million was sold for net gains totaling $1.2 million. At December 31, 2009, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.
The following table is a summary of assets held for sale for the years ended December 31:

	2009	2008
	($ thousands)

Assets held for sale — January 1	$1,133	$10,127
Reclassifications of assets	3,713	2,819
Sale of assets	(2,837)	(11,813)

Assets held for sale — December 31	$2,009	$1,133

Asset Retirement Obligations: The Company records estimated liabilities for the cost to remove underground storage tanks, dispose of tires and return leased real property to its original condition at the end of a lease term. The liabilities are discounted using the Company’s credit adjusted risk-free rate. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs, tire disposal fees and real property lease restoration costs, or changes in

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
regulations or agreements affecting these obligations. At December 31, 2009 and 2008, the Company’s estimated asset retirement obligations totaled $2.2 million and $2.0 million, respectively.
Goodwill: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The measurement of goodwill impairment consists of two steps. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment. The application of the impairment test resulted in a goodwill impairment charge of $64.0 million in 2009 (see Note D).
Income Taxes: Deferred income taxes are accounted for under the liability method, which takes into account the differences between the tax basis of the assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of the depreciation and cost recovery deductions and to temporary differences in the recognition of certain revenues and expenses. The Company classifies interest and penalty amounts related to income tax matters as interest expense and operating expenses, respectively.
Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.
The Company records a liability for self-insured workers’ compensation and third-party casualty claims based on the incurred claim amount plus an estimate of future claim development and a reserve for claims incurred but not reported. Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. The Company is entitled to recover, from insurance carriers and insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable, net of allowances for potentially unrecoverable amounts.
The Company records an estimate of its potential self-insured cargo loss and damage claims by estimating the amount of potential claims based on the Company’s historical trends and certain event-specific information.
Insurance-Related Assessments: The Company recorded estimated liabilities for state guaranty fund assessments and other insurance-related assessments of $0.8 million at December 31, 2009 and 2008. Management has estimated the amounts incurred using the best available information regarding premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.
Nonunion Defined Benefit Pension, Supplemental Pension and Postretirement Health Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its defined benefit pension plan, supplemental benefit plan (“SBP”) and postretirement health benefit plan in the balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive loss. Amounts recognized in other comprehensive loss are subsequently expensed as components of net periodic benefit cost in the consolidated statements of income by amortizing the amounts over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized.
The expense and liability related to the Company’s defined benefit pension plan, SBP and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. Assumptions are made regarding expected retirement age, mortality, employee turnover and future increases in healthcare costs. The assumptions with the greatest impact on the Company’s expense are the discount rate used to discount the plan’s obligations, the expected return on plan assets and the assumed compensation cost increase. The discount rate is determined by matching projected cash distributions with appropriate high quality corporate bond yields in a yield curve analysis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. The Company establishes the assumed rate of compensation increase considering historical changes in compensation combined with an estimate of compensation rates for the next two years.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The assumptions used directly impact the defined benefit pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss results. Actuarial gains and losses that arise which are not included in net periodic benefit cost in the same period are recognized as a component of other comprehensive loss and subsequently amortized as a component of net periodic benefit cost.
The Company uses December 31 as the measurement date for its defined benefit pension plan, SBP and postretirement health benefit plan.
Comprehensive Income or Loss: The Company reports the components of other comprehensive income or loss by their nature in the financial statements and displays the accumulated balance of other comprehensive income or loss separately in the consolidated statements of stockholders’ equity. Other comprehensive income or loss refers to revenues, expenses, gains and losses that are included in comprehensive income or loss but excluded from net income or loss.
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
Share-Based Compensation: For share-based awards granted prior to January 1, 2006, the Company amortized the fair value of the awards to compensation expense on a straight-line basis over the five-year vesting period and accelerated unrecognized compensation upon a grantee’s death, disability or retirement. Share-based awards granted or modified subsequent to January 1, 2006 are amortized to compensation expense over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.
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
The Company has not granted stock options since January 2004. Compensation expense for 2008 and 2007 includes the pro rata cost of stock options granted prior to but not yet vested as of January 1, 2006, based upon the grant date fair value. Tax benefits in excess of the compensation cost recognized for stock options (“excess tax benefits”) are reported as financing cash flows for those same years. Stock options generally vested in equal amounts over a five-year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options. The grant date fair value of stock options was estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities were estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The Company was not aware of information in determining the grant date fair value that would have indicated that future volatility would be expected to be significantly different than historical volatility. The expected term of the option was derived from historical data and represents the period of time that options are estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant.
Fair Value Measurements: The Company adopted fair value disclosure provisions with respect to its financial assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008, and adopted the provisions with respect to its nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis effective January 1,

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
2009. The Company is required to disclose its fair value measurements using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.
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
Exit or Disposal Activities: The Company recognizes liabilities for costs associated with exit or disposal activities when the liability is incurred.
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
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.
Reclassifications: Certain reclassifications of restricted cash equivalents have been made to the prior year’s financial statements to conform to the current year’s presentation. Restricted cash equivalents and short-term investments are further discussed in Note C.
NOTE C — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Instruments
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.
Cash and Cash Equivalents: Cash and cash equivalents totaling $39.3 million and $100.9 million at December 31, 2009 and 2008, respectively, consist primarily of money market funds for which quoted prices are used to determine fair value.
Short-Term Investments: Short-term investments totaling $93.9 million and $117.9 million at December 31, 2009 and 2008, respectively, consist of FDIC-insured certificates of deposit which are recorded at cost plus accrued interest, which approximates fair value. The Company sold $133.8 million, $107.4 million and $348.0 million in short-term investments during the years ended December 31, 2009, 2008 and 2007, respectively, with no realized gains or losses.
Restricted Cash Equivalents and Short-Term Investments: At December 31, 2009, $48.0 million of restricted funds were invested in cash and certificates of deposit and recorded at cost plus accrued interest, which approximates fair value. The remaining balance of $2.9 million at December 31, 2009 and $2.3 million at December 31, 2008 consist of money market funds which are recorded at fair value as determined by quoted prices.
Long-Term Investments: Long-term investments which are reported at fair value within other long-term assets at December 31, 2009 and 2008 consist of mutual fund investments held in trust related to the Company’s Voluntary Savings Plan (“VSP”) and an insured, investment-grade available for sale auction rate debt security. The available for sale security, for which the underlying debt instrument matures in 2025, is valued using the income approach with inputs derived from observable market data. The VSP is a nonqualified deferred compensation plan (see Note I). The mutual fund investments held in trust related to the VSP are associated with the deferral of compensation, the Company’s match on deferred

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
compensation and investment earnings related to the plan. These securities are considered general assets of the Company until distributed to the participant. Quoted market prices were used to determine fair values of the mutual fund investments.
Debt: Debt reported in the consolidated balance sheets consists of capital lease obligations (see Note G).
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
Assets Measured at Fair Value on a Recurring Basis
The following table presents, for each of the fair value hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis at December 31:

		2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$34,437	$34,437	$—	$—
Available for sale security(2)	780	—	780	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan(3)	6,303	6,303	—	—

	$41,520	$40,740	$780	$—

		2008
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$95,605	$95,605	$—	$—
Available for sale security(2)	608	—	608	—
Equity, bond and money market mutual funds held in trust related to a nonqualified deferred compensation plan(3)	7,427	7,427	—	—

	$103,640	$103,032	$608	$—

(1)	Included in cash equivalents and restricted cash equivalents.

(2)
Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets. An unrealized gain of $0.1 million, net of taxes, related to the security is included in accumulated other comprehensive loss as of December 31, 2009.

(3)
Securities related to the Company’s VSP and included in other long-term assets consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds, held in a trust with a third-party brokerage firm. A corresponding liability is included in other long-term liabilities in the consolidated balance sheet.

NOTE D — GOODWILL
While the Company’s annual goodwill impairment test date is January 1, the Company’s fourth quarter 2009 losses, combined with the challenging industry environment reflected in historically low daily tonnage levels and an aggressive pricing environment, indicated that the goodwill associated with ABF may be impaired. In the prior year goodwill evaluation, the Company assumed that available LTL tonnage would improve in the fourth quarter of 2009. However, ABF experienced reduced tonnage and pricing on its LTL business and consequently lower operating results in the fourth quarter

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
of 2009. Based on the results of the impairment testing of goodwill, the Company recorded a noncash charge of $64.0 million for impairment of the value of ABF’s entire goodwill balance in the fourth quarter of 2009. The goodwill impairment charge, which is not tax deductible, was included in operating expenses within the ABF segment. Goodwill of $63.9 million at December 31, 2008 was attributable to ABF as a result of a 1988 leveraged buyout. Changes occurred in ABF’s goodwill asset balance during 2009 because of foreign currency translation adjustments on the portion of the goodwill related to ABF’s Canadian operations. The goodwill balance remaining at December 31, 2009 of $3.7 million was related to the second quarter 2009 acquisition of a privately-owned logistics company that is included in the Company’s business operations other than ABF.
Under the first step of the goodwill impairment evaluation, the aggregate carrying amount of ABF was compared to its fair value utilizing an equal combination of valuation methods, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. The valuation determined by the market approach was not significantly different from the value derived by the income approach in the current year evaluation.
To determine the EBITDA multiple, the Company obtained information from third parties for the EBITDA multiples observed for recent acquisitions in the trucking industry. For the annual impairment tests performed by the Company in the last three years, this marketplace EBITDA multiple was in the mid-single digit range. The fair value that was estimated from the market approach was negatively impacted by ABF’s recent operating losses.
The discounted cash flows model utilized in the income approach incorporates discount rates and projections of future revenue growth rates, operating margins and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for the Company and the industry at a point in time. In the recent evaluation process, the 12.5% discount rate used was higher than the rate used in the prior year due to increased risk associated with extremely challenging freight conditions. The Company included a cash flow period of ten years in the income approach that, due to the length of time, assumed the occurrence of another recessionary cycle. In addition, the near-term outlook for the LTL market is highly uncertain due to the current freight recession and the negative impact of aggressive pricing. The resulting annual revenue growth rate assumption in the low to mid-single digits was generally consistent with historical trends. The assumed revenue projections were lower than the prior year estimates due to the impact of the recent recessionary period on the revenues in the base year of the cash flow model and the resulting influence on the assumed timing of a recovery in available freight tonnage. In addition, the revenue projections did not assume regional or long-haul market share gains or significant pricing improvement. The timing of estimated measurable tonnage and pricing improvement and the assumptions related to future market share were significant to the associated cash flows and resulting valuation.
Based on the first step of the analysis, the carrying amount of ABF was determined to be in excess of its fair value. In completing the step two estimate of the current fair value of identifiable assets and liabilities, significant assumptions included the estimated value of previously unrecognized intangible assets, as well as the estimated appreciation in value of land and structures. These currently unrecognized amounts reduced the amount of implied goodwill in ABF. The resulting estimated values of ABF’s net assets were deducted from the fair value of ABF determined in the first step of the analysis to determine the implied fair value of goodwill. The carrying value of ABF’s goodwill exceeded its implied fair value, and, as a result, the value of ABF’s entire goodwill balance was impaired. The measurement of fair value of ABF’s goodwill involves the use of significant unobservable inputs, and is considered a Level 3 fair value measurement.
Management believes that the long-term economics of ABF’s business operations remain intact and that operating results will ultimately improve, although it cannot predict the timing of an economic recovery. The noncash goodwill impairment charge does not directly impact the Company’s normal business operations, liquidity or credit availability under its existing facilities, although the factors leading to the goodwill impairment have negatively impacted the Company’s operating results.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE E — FEDERAL AND STATE INCOME TAXES
Significant components of the provision or benefit for income taxes for the years ended December 31 are as follows:

	2009	2008	2007
	($ thousands)

Current provision (benefit):
Federal	$(33,163)	$6,002	$21,845
State	(402)	968	5,341
Foreign	511	1,201	620

	(33,054)	8,171	27,806

Deferred provision (benefit):
Federal	(1,333)	10,421	5,535
State	(3,614)	2,153	644
Foreign	5	(3)	(19)

	(4,942)	12,571	6,160

Total provision (benefit) for income taxes	$(37,996)	$20,742	$33,966

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the deferred tax provision or benefit for the years ended December 31 are as follows:

	2009	2008	2007
	($ thousands)

Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	$625	$9,053	$8,472
Changes in reserves for workers’ compensation and cargo claims	797	2,338	(1,803)
Revenue recognition	41	(3,174)	562
Foreign tax credit carryforward	(1,084)	—	—
Nonunion pension and other retirement plans	(2,109)	6,143	(2,860)
Deferred compensation plans	1,004	1,493	384
State net operating loss carryforwards	(2,923)	—	—
Share-based compensation	(1,760)	(1,392)	(1,019)
Other	(1,708)	(1,770)	2,386
Valuation allowance increase (decrease)	2,175	(120)	38

Deferred tax provision (benefit)	$(4,942)	$12,571	$6,160

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
	($ thousands)

Deferred tax assets:
Accrued expenses	$48,336	$49,775
Pension liabilities	24,490	27,744
Postretirement liabilities other than pensions	5,227	7,801
Share-based compensation	5,236	3,487
State net operating loss carryovers	3,829	838
Other	358	205

Total deferred tax assets	87,476	89,850
Valuation allowance	(3,013)	(838)

Total deferred tax assets, net of valuation allowance	84,463	89,012

Deferred tax liabilities:
Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	69,985	69,805
Revenue recognition	3,290	3,642
Prepaid expenses	3,176	3,503

Total deferred tax liabilities	76,451	76,950

Net deferred tax assets	$8,012	$12,062

Reconciliation between the effective income tax rate, as computed on income or loss before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2009	2008	2007
	($ thousands)

Income tax at the statutory federal rate of 35%	$(57,931)	$17,468	$31,777
Federal income tax effects of:
State income taxes	1,406	(1,092)	(2,160)
Nondeductible expenses	915	1,443	2,091
Nondeductible goodwill impairment	22,386	—	—
Life insurance proceeds and changes in cash surrender value	(913)	1,225	(586)
Dividends received deduction	(18)	(44)	(317)
Tax-exempt investment income	—	(22)	(1,451)
Alternative fuel credit	(931)	(1,024)	(960)
Other	590	(1,531)	(1,014)

Federal income taxes	(34,496)	16,423	27,380
State income taxes	(4,016)	3,121	5,985
Foreign income taxes	516	1,198	601

Total provision (benefit) for income taxes	$(37,996)	$20,742	$33,966

Effective tax (benefit) rate	(23.0)%	41.6%	37.4%

Income taxes paid totaled $3.8 million in 2009, $28.8 million in 2008, and $39.6 million in 2007 before income tax refunds of $30.1 million in 2009, $7.6 million in 2008, and $10.6 million in 2007.
The tax benefit for exercised options in 2009 was less than $0.1 million of which none was reflected in paid-in capital. A paid-in capital benefit could be recognized as additional information becomes available to the Company regarding stock sales by employees. The tax benefits associated with stock options exercised totaled $1.0 million in 2008 and $0.9 million in 2007, which were reflected in paid-in capital. In 2008, the Company began recognizing the income tax benefits of dividends on share-based payment awards as an increase in paid-in capital. The tax benefit of dividends on share-based payment awards reflected in paid-in capital totaled $0.2 million in 2009 and $0.1 million in 2008.
The Company had state net operating loss carryovers of approximately $27.5 million and state contribution carryovers of $0.9 million at December 31, 2009. These state net operating loss and contribution carryovers expire in twenty years or less. As of December 31, 2009, the Company had valuation allowances of $0.9 million for state net operating loss and

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
contribution carryovers, $1.3 million for deferred tax assets related to future state income tax benefits, $0.7 million related to foreign tax credit carryovers and $0.1 million related to foreign net operating loss carryovers, due to the uncertainty of realization of these items. Foreign tax credit carryovers expire in ten years. Valuation allowances were increased in 2009 for state net operating losses and state deferred tax assets of companies which operate in a state with a limited carryforward period, low levels of historical income and limited options for tax planning strategies.
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
Effective January 1, 2007, the Company adopted accounting and disclosure requirements for uncertain tax positions, which requires a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. Federal income tax returns filed for years through 2005 are closed by the applicable statute of limitations. The Company has determined that no reserves for uncertain tax positions were required at December 31, 2009 and 2008 or during the years then ended. The Company is not aware of any matters that would cause a significant change in this determination in 2010.
Interest expense related to amended federal and state income tax returns yet to be filed was less than $0.1 million for the year ended December 31, 2009. At December 31, 2009 and 2008, the accrued interest liability, which related to federal and state income taxes to be paid on amended returns, totaled $0.8 million and $1.0 million, respectively. Interest of $0.4 million was paid related to federal and state income taxes in 2009. Less than $0.1 million of interest was paid related to state income taxes, and no interest was paid related to federal income taxes during 2008 and 2007.
NOTE F — OPERATING LEASES AND COMMITMENTS
While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Rental expense totaled $18.3 million, $16.2 million and $14.7 million in 2009, 2008 and 2007, respectively.
The future minimum rental commitments, net of minimum rentals to be received under noncancelable subleases, as of December 31, 2009, for all noncancelable operating leases are as follows:

			Equipment
Period	Total	Terminals	and Other
	($ thousands)

2010	$11,410	$11,235	$175
2011	10,012	9,866	146
2012	7,440	7,440	—
2013	5,728	5,728	—
2014	4,540	4,540	—
Thereafter	12,839	12,839	—

	$51,969	$51,648	$321

Certain of the leases are renewable for additional periods with similar rent payments. In addition to the above, the Company has guaranteed rent payments through March 2012 totaling $0.6 million for office space that continues to be leased by Clipper Exxpress Company, an intermodal transportation subsidiary that was sold in June 2006. Future minimum rentals to be received under noncancelable subleases totaled approximately $0.1 million at December 31, 2009.
Commitments to purchase revenue equipment, property and other equipment, which are cancelable by the Company if certain conditions are met, were approximately $26.9 million at December 31, 2009.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
In 2009, the Company entered into agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2009, the Company had $48.9 million outstanding in letters of credit under the LC Agreements of which $48.5 million were collateralized by restricted cash equivalents and short-term investments (see Note C).
NOTE G — LONG-TERM DEBT AND FINANCING ARRANGEMENTS
Long-term debt consists of capital lease obligations as follows:

	December 31
	2009	2008
	($ thousands)

Capitalized lease obligations	$16,976	$1,616
Less current portion	3,603	159

	$13,373	$1,457

In December 2009, ABF entered into capital lease agreements to finance $15.0 million of revenue equipment. These capital lease agreements specify the monthly base rent and interest rates over the 36-month terms. The arrangements contain a rental adjustment clause for which the maximum amount has been included in the final payment of the future minimum payments under the capital leases in the table below.
The Company also has other capitalized lease obligations related to real estate and certain computer equipment. The future minimum payments under capitalized leases at December 31, 2009, consisted of the following:

		Revenue		Equipment
	Total	Equipment	Terminals	and Other
	($ thousands)

2010	$4,205	$3,878	$168	$159
2011	4,202	3,878	182	142
2012	4,207	3,879	186	142
2013	4,761	4,487	193	81
2014	250	—	199	51
Thereafter	1,105	—	1,105	—

Total minimum lease payments	18,730	16,122	2,033	575
Less amounts representing interest	1,754	1,164	520	70

Present value of net minimum leases included in long-term debt	$16,976	$14,958	$1,513	$505

Assets held under capitalized leases at December 31 are included in property, plant and equipment as follows:

	2009	2008
	($ thousands)

Land and structures (terminals)	$1,780	$1,529
Revenue equipment	14,958	—
Service, office and other equipment	622	151

	17,360	1,680
Less accumulated amortization	538	290

	$16,822	$1,390

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The Company’s capital lease obligations have a weighted-average interest rate of 4.25% at December 31, 2009. The Company paid interest of $0.5 million in 2009, $0.5 million in 2008, and $0.6 million in 2007, net of capitalized interest which totaled $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of assets under capital leases is included in depreciation expense.
On December 30, 2009, the Company entered into a two-year, asset-backed securitization program with SunTrust Bank, which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary, which in turn may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. The Company also pays annual fees equal to 0.75% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of December 31, 2009, the Company was in compliance with the covenants. As of December 31, 2009, there were no borrowings under this facility, and the borrowing capacity was $74.0 million.
In December 2009, the Company terminated its $325.0 million Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated May 4, 2007. There were no borrowings outstanding under the Credit Agreement on the date of termination. Deferred financing costs of $1.0 million were expensed in the fourth quarter of 2009 in conjunction with the termination of the Credit Agreement. As of December 31, 2008, there were no outstanding revolver advances and $50.9 million of outstanding letters of credit issued under the facility.
NOTE H — ACCRUED EXPENSES

	December 31
	2009	2008
	($ thousands)

Accrued compensation	$11,911	$11,630
Accrued vacation pay	39,168	40,115
Taxes other than income	7,388	6,960
Loss, injury, damage and workers’ compensation claims reserves	78,224	80,539
Current portion of supplemental pension benefits	7,753	—
Other	6,355	8,296

	$150,799	$147,540

NOTE I — EMPLOYEE BENEFIT PLANS
Nonunion Defined Benefit Pension, Supplemental Pension and Postretirement Health Plans
The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Noncontractual employees hired after 2005 participate in a defined contribution plan (see Defined Contribution Plans within this note). Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the U.S. Internal Revenue Code (“IRC”).
The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s defined benefit pension plan. Under the SBP, the Company will pay sums in addition to amounts payable under the defined benefit plan to eligible participants. Participation in the SBP is limited to employees of the Company who are participants in the Company’s defined benefit plan and who are designated as participants in the SBP by the Company’s Board of Directors. The SBP provides for a lump-sum payment following termination made in accordance with the six month delay provision for key employees as required by section 409A of the IRC. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Long-Term Cash Incentive Plan within this note).
Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP, resulting in a plan curtailment. The Compensation Committee provided the SBP participants an option to freeze their SBP benefits without early retirement penalties and continue participation in the deferred salary agreement program (see Deferred Compensation Plans within this note) or to freeze their benefits in both the SBP and deferred salary agreement program and begin participation in the Company’s long-term cash incentive plan. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were established at December 31, 2009. The curtailment decreased the projected benefit obligation resulting in a curtailment gain of $0.1 million, which was netted with the unrecognized actuarial loss at December 31, 2009, to be amortized over the remaining service period of the SBP participants.
The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, dental benefits, accident insurance and vision care primarily to certain officers of the Company and certain subsidiaries. The plan is generally noncontributory with the Company paying the premiums.
The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Change in benefit obligations
Benefit obligations at beginning of year	$201,985	$196,253	$19,084	$24,181	$19,889	$19,467
Service cost	9,082	9,178	572	581	170	173
Interest cost	12,361	11,733	982	1,070	1,110	1,168
Actuarial loss (gain) and other	16,717	2,652	3,677	(530)	(6,899)	(106)
Benefits paid	(21,716)	(17,831)	(7,772)	(6,218)	(810)	(813)

Benefit obligations at end of year	218,429	201,985	16,543	19,084	13,460	19,889

Change in plan assets
Fair value of plan assets at beginning of year	150,576	184,717	—	—	—	—
Actual return (loss) on plan assets and other	28,274	(41,310)	—	—	—	—
Employer contributions	15,500	25,000	7,772	6,218	810	813
Benefits paid	(21,716)	(17,831)	(7,772)	(6,218)	(810)	(813)

Fair value of plan assets at end of year	172,634	150,576	—	—	—	—

Funded status	$(45,795)	$(51,409)	$(16,543)	$(19,084)	$(13,460)	$(19,889)

Accumulated benefit obligation	$193,700	$181,199	$16,543	$16,341	$13,460	$19,889

Amounts recognized in the consolidated balance sheets at December 31 consist of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Current liabilities (included in accrued expenses)	$—	$—	$(7,753)	$—	$(600)	$(910)
Noncurrent liabilities (included in pension and postretirement liabilities)	(45,795)	(51,409)	(8,790)	(19,084)	(12,860)	(18,979)

Liabilities recognized	$(45,795)	$(51,409)	$(16,543)	$(19,084)	$(13,460)	$(19,889)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Benefit Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	($ thousands)

Components of net periodic benefit cost
Service cost	$9,082	$9,178	$9,995	$572	$581	$796	$170	$173	$185
Interest cost	12,361	11,733	11,030	982	1,070	1,256	1,110	1,168	1,140
Expected return on plan assets	(9,434)	(13,718)	(14,044)	—	—	—	—	—	—
Transition (asset) obligation recognition	—	—	—	—	(57)	(116)	135	135	135
Amortization of prior service (credit) cost	(897)	(897)	(897)	1,396	1,560	1,560	—	—	—
Pension settlement expense	—	—	—	4,588	1,540	1,665	—	—	—
Recognized net actuarial loss(1)	9,440	3,274	4,153	607	723	1,408	568	657	1,034

Net periodic benefit cost	$20,552	$9,570	$10,237	$8,145	$5,417	$6,569	$1,983	$2,133	$2,494

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.
The following is a summary of the cash distributions and pension settlement expense related to the SBP for the years ended December 31:

	2009	2008	2007
	($ thousands, except per share data)

Distributions	$7,772	$6,218	$5,255
Pension settlement expense, pre-tax	$4,588	$1,540	$1,665
Pension settlement expense per diluted share, net of taxes	$0.11	$0.04	$0.04
Based on available information, the Company anticipates making distributions of $7.8 million from the SBP in 2010 related to officer retirements that occurred in 2009. These distribution amounts were fixed at the retirement date, but IRC Section 409A requires that distributions to certain key employees be delayed for six months after retirement. The pension settlement expense related to these distributions was recognized in 2009 and is included in the table above.
Included in accumulated other comprehensive loss at December 31 are the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2009	2008	2009	2008	2009	2008
	($ thousands)

Unrecognized net actuarial (gain) loss	$70,236	$81,798	$2,810	$4,329	$(1,522)	$5,945
Unrecognized prior service (credit) cost	(7)	(903)	—	1,396	—	—
Unrecognized net transition obligation	—	—	—	—	397	532

Total	$70,229	$80,895	$2,810	$5,725	$(1,125)	$6,477

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following amounts, which are included in accumulated other comprehensive loss, are expected to be recognized as components of net periodic benefit cost in 2010 on a pre-tax basis:

	Nonunion Defined	Supplemental	Postretirement
	Benefit Pension Plan	Benefit Pension Plan	Health Benefit Plan
	($ thousands)

Unrecognized net actuarial (gain) loss	$7,721	$235	$(148)
Unrecognized prior service credit	(7)	—	—
Unrecognized net transition obligation	—	—	135

Total	$7,714	$235	$(13)

Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2009	2008	2009	2008	2009	2008

Discount rate(1)	5.3%	6.3%	4.8%	6.1%	5.9%	6.1%
Rate of compensation increase(2)	3.2%	3.3%	N/A	4.0%	N/A	N/A

(1)	The discount rate was determined at December 31, 2009 and 2008, respectively.

(2)	The compensation assumption is not applicable to the SBP as of December 31, 2009 due to benefits being frozen.
Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Benefit Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate(1)	6.3%	6.1%	5.8%	6.1%	5.8%	5.5%	6.1%	6.5%	5.8%
Expected return on plan assets	6.0%	7.6%	7.9%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	3.3%	3.3%	4.0%	4.0%	4.0%	4.0%	N/A	N/A	N/A

(1)	The discount rate was determined at December 31, 2008, 2007 and 2006, respectively, for the years 2009, 2008 and 2007.
The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2009(1)	2008

Health care cost trend rate assumed for next year	7.2%	9.0%
Rate to which the cost trend rate is assumed to decline	5.6%	5.5%
Year that the rate reaches the cost trend assumed rate	2018	2017

(1)
For December 31, 2009, the number of years to the ultimate trend rate was extended beyond the actuarial assumptions used in prior years. The table above provides comparable information with December 31, 2008. At December 31, 2009, the health care cost trend rate is assumed to decline to an ultimate trend rate of 4.0% in 2085.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2009:

	One Percentage Point
	Increase	Decrease
	($ thousands)

Effect on total of service and interest cost components	$200	$(163)
Effect on postretirement benefit obligation	$2,033	$(1,554)
The Company establishes the expected long-term rate of return on defined benefit pension plan assets by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the pension plan investment mix provided by the plan’s investment advisors. This approach is intended to establish a long-term, nonvolatile rate. The Company’s long-term expected rate of return utilized in determining its 2010 defined benefit pension plan expense is expected to be 7.5%.
The weighted-average asset allocation of the Company’s defined benefit pension plan at December 31 is summarized in the following table:

	2009	2008
Equity Securities
Large Cap U.S. Equity	36.5%	28.4%
Small Cap U.S. Equity	16.0	12.1
International Equity	10.3	7.6

Fixed Income Securities
Fixed Income	36.0	39.0
Cash Equivalents	1.2	12.9

	100.0%	100.0%

The investment strategy for the Company’s defined benefit pension plan is to maximize the long-term return on plan assets subject to an acceptable level of investment risk, liquidity risk and long-term funding risk utilizing target asset allocations for investments. The plan’s long-term asset allocation policy is intended to achieve a reasonable return, protect or improve the purchasing power of plan assets and provide adequate diversification to limit the possibility of experiencing a substantial loss over a one-year period.
At December 31, 2009, the target allocations and acceptable ranges were as follows:

	Target	Acceptable
	Allocation	Range
Equity Securities
Large Cap U.S. Equity	35.0%	30.0% – 40.0%
Small Cap U.S. Equity	15.0%	11.0% – 19.0%
International Equity	10.0%	8.0% – 12.0%

Fixed Income Securities
Fixed Income	40.0%	35.0% – 45.0%
Cash Equivalents	0.0%	0.0% – 5.0%
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
Certain types of investments and transactions are prohibited or restricted by the Company’s written investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; purchase or sale of futures; options or derivatives for speculation or leverage; private placements; purchase or sale of commodities; or illiquid interests in real estate or mortgages. Index funds are primarily used for investments in equity and, historically, for fixed income securities. During 2009, the Company invested a portion of the fixed income assets into an actively managed short-term fixed income portfolio. The objectives of this portfolio are to preserve principal and maintain an investment maturity

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
structure that matches scheduled cash flows of benefit payments. In addition to the requirements of the investment policy, certain investment restrictions apply to the actively managed portfolio, including: minimum acceptable credit quality of securities; maximum average maturity of investments of 2.5 years; maximum maturity of investments of 5 years; and, at the time of purchase, no single issue or issuer other than U.S. government securities representing more than 5% of portfolio investments and no more than 20% of the portfolio invested in BBB rated debt or collectively in mortgage-backed securities and asset-backed securities.
The fair value of the Company’s defined benefit pension plan assets at December 31, 2009, by major asset category and fair value hierarchy level (see Note C), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		($ thousands)

Cash equivalents(1)	$2,123	$2,123	$—	$—
Fixed income securities(2)	62,118	28,295	33,823	—
Large cap U.S. equity	63,013	63,013	—	—
Small cap U.S. equity	27,579	27,579	—	—
International equity	17,801	17,801	—	—

	$172,634	$138,811	$33,823	$—

(1)	Consists of cash deposit and money market mutual funds.

(2)
Level 1 investments consist of a bond mutual fund. Level 2 investments include corporate debt securities (82%), mortgage- or asset-backed securities (9%) and other fixed income securities (9%), primarily commercial paper. The fair value measurements of Level 2 investments are provided by a pricing service which uses the market approach with inputs derived from observable market data.

Based upon current information, the Company does not expect to have cash outlays for required minimum contributions, but could make tax-deductible contributions, to its defined benefit pension plan in 2010.
Estimated future benefit payments from the Company’s defined benefit pension, SBP and postretirement health benefit plans, which reflect expected future service, as appropriate, are as follows:

	Nonunion Defined	Supplemental	Postretirement
	Benefit Pension Plan	Benefit Pension Plan	Health Benefit Plan
	($ thousands)

2010	$20,666	$7,753	$597
2011	20,826	—	651
2012	19,738	3,651	701
2013	18,440	—	737
2014	17,341	—	734
2015-2019	79,263	7,135	4,293
Deferred Compensation Plans
The Company has deferred salary agreements with certain executives for which liabilities of $7.2 million and $6.4 million as of December 31, 2009 and 2008, respectively, have been recorded. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Cash Incentive Plan (see Long-Term Cash Incentive Plan within this note). In conjunction with the SBP curtailment effective December 31, 2009 (see Nonunion Defined Benefit Pension, Supplemental Pension and Postretirement Health Plans within this note), two participants elected to freeze their benefits in the deferred salary agreement program and begin participation in the Company’s long-term cash incentive plan.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
An additional benefit plan provides certain death and retirement benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company has recorded liabilities of $1.3 million and $1.4 million at December 31, 2009 and 2008, respectively, for future costs under this plan.
The Company maintains a Voluntary Savings Plan, a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the Voluntary Savings Plan by making an election before the compensation is payable. The Company credits participants’ accounts with applicable matching contributions and rates of return based on a portfolio selected by the participants from the investments available in the plan. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2009 and 2008, $6.3 million and $7.4 million, respectively, are included in other assets with a corresponding amount recorded in other liabilities. The Company match related to the Voluntary Savings Plan was suspended beginning January 1, 2010.
Defined Contribution Plans
The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all of its employees. The plans permit participants to defer a portion of their salary up to a maximum of 75% as provided in Section 401(k) of the IRC. The Company has historically matched 50% of nonunion participant contributions up to the first 6% of annual compensation for certain participating subsidiaries. The plans also allow for discretionary Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $3.7 million for 2009, $4.2 million for 2008, and $4.4 million for 2007. The Company match was suspended beginning January 1, 2010.
In place of the Company’s defined benefit pension plan, all nonunion employees hired subsequent to December 31, 2005, participate in a defined contribution plan into which the Company may make discretionary contributions. Participants will be fully vested in the contributions made to their account after three years of service. All employees who were participants in the defined benefit pension plan on December 31, 2005, will continue in that plan. The Company suspended the discretionary match on the defined contribution plan for 2009. In 2008 and 2007, the Company recognized expense of $1.1 million and $0.8 million, respectively, related to its contributions to this plan.
Long-Term Cash Incentive Plan
Pursuant to stockholder approval of the 2005 Ownership Incentive Plan, the Compensation Committee created a performance-based Long-Term Cash Incentive Plan (the “C-LTIP”) effective in January 2006. Participants in the C-LTIP are officers of the Company or its subsidiaries who are not participants in the Company’s SBP or deferred salary agreement program. The C-LTIP incentive, which is generally earned over three years, is based 60% on return on capital employed and 40% on the Company achieving specified levels of profitability or earnings per share growth, as defined in the C-LTIP. Incentive targets of $0.3 million, earned for the three-year plan that ended December 31, 2008, were paid in early 2009. Minimum levels of return on capital employed and growth were not achieved in 2009 and, as a result, no expense for estimated future distributions under the C-LTIP was accrued as of December 31, 2009.
Other Plans
Other long-term assets include $36.7 million and $36.4 million at December 31, 2009 and 2008, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and certain deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and are, therefore, subject to market volatility. In 2009, the Company took a loan of $2.0 million against the variable life policies which is netted against the related cash surrender value and for which repayment is not required. The Company recognized a gain of $2.6 million, a loss of $3.6 million and a gain of $1.7 million in other expense during 2009, 2008 and 2007, respectively, associated with changes in the cash surrender value and proceeds from life insurance policies.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
In 2006, the PPA became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funding levels or that have projected funding deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funding levels over a defined period of time. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans, if such plans fall below the required funding levels. In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allows multiemployer plans the option to freeze their funding certification based on the funding status of the previous plan year. In addition, the Recovery Act provides multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 a three-year extension of the plan’s funding improvement or rehabilitation period.
ABF currently contributes to 26 multiemployer pension plans, which vary in size and in funding status. In the event of the termination of a multiemployer pension plan or if ABF were to withdraw from a multiemployer pension plan, under current law, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.
Approximately 50% of ABF’s contributions are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in “critical status” in accordance with the PPA. ABF’s current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The actuarial certification for the plan year beginning January 1, 2009 certified that the Central States Pension Fund remains in critical status with a funded percentage of 58%.
In 2005, the IRS extended the period over which the Central States Pension Fund amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the fund. Due, in part, to the decline in asset values associated with the returns in the financial markets during 2008, the funding level of the Central States Pension Fund as of the January 1, 2009 actuarial valuation dropped below the targeted funding ratio set forth as a condition of the ten-year amortization extension. However, the amortization extension approved by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. Based on information currently available to the Company, the Central States Pension Fund has not received notice of revocation of the ten-year amortization extension by the IRS. In the unlikely event the IRS were to revoke the extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funding deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of events that would require recognition of liabilities for ABF’s share of a funding deficiency is remote.
Other multiemployer pension plans in which ABF participates have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funding status as required by the PPA. The Company believes that the contribution rates under ABF’s collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which ABF participates. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
contribution requirements on ABF in the form of a surcharge of an additional 5% to 10%. However, under the current collective bargaining agreement, which extends through March 31, 2013, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase ABF’s overall contribution obligation.
Health, welfare and pension benefit costs under the Company’s collective bargaining agreement increased 7.5% and 8.1% effective August 1, 2009 and August 1, 2008, respectively. ABF’s aggregate contributions to the multiemployer health, welfare and pension plans for the years ended December 31 are as follows:

	2009	2008	2007
	($ thousands)

Health and welfare	$99,282	$108,792	$108,132
Pension	107,585	111,064	109,959

Total contributions to multiemployer plans	$206,867	$219,856	$218,091

NOTE J — STOCKHOLDERS’ EQUITY
Common Stock: The following table is a summary of dividends declared during the applicable quarter:

	2009		2008		2007
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.15	$3,847	$0.15	$3,803	$0.15	$3,780
Second quarter	$0.15	$3,893	$0.15	$3,846	$0.15	$3,790
Third quarter	$0.15	$3,892	$0.15	$3,848	$0.15	$3,790
Fourth quarter	$0.15	$3,891	$0.15	$3,847	$0.15	$3,805
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
Treasury Stock: The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2009, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.
Stock Awards: As of December 31, 2009, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of December 31, 2009, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Restricted Stock
A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2009	627,522	$38.03
Granted	306,730	22.55
Vested	(38,503)	36.09
Forfeited	(57,445)	32.61

Outstanding — December 31, 2009	838,304	$32.80

The Compensation Committee granted restricted stock and restricted stock units under the 2005 Plan during the years ended December 31, 2009, 2008 and 2007 as follows:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

2009	306,730	$22.55
2008	183,380	$39.48
2007	191,520	$38.98
The fair value of restricted stock that vested was $1.1 million in 2009, $1.0 million in 2008 and $0.7 million in 2007.
Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2009 was approximately $12.0 million, which is expected to be recognized over a weighted-average period of three years.
Stock Options
A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	Under Option	Exercise Price	Term	($000)(1)

Outstanding — January 1, 2009	576,364	$26.02
Granted	—	—
Exercised	(23,182)	21.65
Forfeited	(13,325)	28.00

Outstanding — December 31, 2009(2)	539,857	$26.16	2.5	$1,768

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on December 31, 2009 over the exercise price of the option.

(2)	Options outstanding at December 31, 2009 are vested and available to be exercised.
The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2009	2008	2007
	($ thousands)

Intrinsic value of options exercised	$143	$2,596	$2,217
Cash proceeds of options exercised	469	2,976	2,683
Tax benefit of options exercised	—	853	862
Compensation expense related to stock option awards was fully recognized as of December 31, 2008.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Accumulated Other Comprehensive Loss: Components of accumulated other comprehensive loss are as follows at December 31:

	2009	2008	2007
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(639)	$(1,022)	$(422)
Unrecognized net periodic benefit costs (see Note I)	(71,916)	(93,097)	(42,988)
Increase in fair value of available for sale security (see Note C)	182	—	—

Total	$(72,373)	$(94,119)	$(43,410)

After-tax amounts:
Foreign currency translation	$(391)	$(625)	$(257)
Unrecognized net periodic benefit costs (see Note I)	(43,940)	(56,882)	(26,266)
Increase in fair value of available for sale security (see Note C)	119	—	—

Total	$(44,212)	$(57,507)	$(26,523)

NOTE K — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2009	2008	2007
	($ thousands, except share and per share data)

Basic earnings per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(127,889)	$29,168	$56,825
Effect of unvested restricted stock awards	(443)	(661)	(996)

Adjusted net income (loss)	$(128,332)	$28,507	$55,829

Denominator:
Weighted-average shares	25,052,303	24,976,412	24,822,673

Net income (loss) per share	$(5.12)	$1.14	$2.25

Diluted earnings per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(127,889)	$29,168	$56,825
Effect of unvested restricted stock awards	(443)	(661)	(996)

Adjusted net income (loss)	$(128,332)	$28,507	$55,829

Denominator:
Weighted-average shares	25,052,303	24,976,412	24,822,673
Effect of dilutive securities	—	134,127	196,069

Adjusted weighted-average shares and assumed conversations	25,052,303	25,110,539	25,018,742

Net income (loss) per share	$(5.12)	$1.14	$2.23

Effective January 1, 2009, the Company adopted new accounting guidance that requires an allocation of dividends paid and a portion of undistributed net income, but not losses, to unvested restricted stock and restricted stock units, which are considered participating securities for purposes of calculating earnings per share. The application of this new guidance also required retrospective adjustment of earnings per share for prior periods. Under the new guidelines, basic earnings per share decreased by $0.03 and $0.04 for the years ended December 31, 2008 and 2007, respectively, and diluted earnings per share decreased by $0.01 and $0.03 for the years ended December 31, 2008 and 2007, respectively, compared to amounts presented in prior periods.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
For the year ended December 31, 2009, the outstanding stock awards disclosed in Note J are not included in the diluted earnings per share calculations because their inclusion would have the effect of reducing the loss per share. For the year ended December 31, 2008, outstanding stock awards of 176,425 were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the year ended December 31, 2007, all outstanding stock awards were included in the diluted earnings per share calculation.
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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following table reflects reportable operating segment information for the Company for the years ended December 31:

	2009	2008	2007
	($ thousands)

OPERATING REVENUES
ABF	$1,384,419	$1,758,780	$1,770,749
Other revenues and eliminations	88,482	74,272	66,129

Total operating revenues	$1,472,901	$1,833,052	$1,836,878

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$970,523	$1,048,779	$1,070,708
Fuel, supplies and expenses	221,732	341,826	293,056
Operating taxes and licenses	42,314	47,088	47,682
Insurance	20,356	21,370	22,230
Communications and utilities	14,393	15,102	15,334
Depreciation and amortization	72,180	74,000	74,231
Rents and purchased transportation	136,826	158,943	160,062
Gain on sale of property and equipment	(1,412)	(3,723)	(4,347)
Pension settlement expense	4,588	691	1,665
Other	7,426	6,269	5,607
Goodwill impairment charge	63,958	—	—

	1,552,884	1,710,345	1,686,228

Other and eliminations	88,723	74,183	65,806

Total operating expenses and costs	$1,641,607	$1,784,528	$1,752,034

OPERATING INCOME (LOSS)
ABF	$(168,465)	$48,435	$84,521
Other and eliminations	(241)	89	323

	(168,706)	48,524	84,844

OTHER INCOME (EXPENSE)
Interest and dividend income	2,853	5,937	5,671
Interest expense and other related financing costs	(2,389)	(1,181)	(1,189)
Other, net(1)	2,724	(3,370)	1,465

	3,188	1,386	5,947

INCOME (LOSS) BEFORE INCOME TAXES	$(165,518)	$49,910	$90,791

(1)	Other, net includes gains (losses) on cash surrender value of life insurance policies.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The following table provides asset, capital expenditure and depreciation and amortization information by reportable operating segment:

	2009	2008	2007
	($ thousands)

ASSETS
ABF(1)	$583,448	$732,826	$720,496
Other and eliminations	286,098	239,472	262,853

Total consolidated assets	$869,546	$972,298	$983,349

CAPITAL EXPENDITURES, GROSS(2)
ABF	$47,048	$57,674	$96,702
Other equipment and information technology purchases	1,541	1,395	1,467

Total consolidated capital expenditures, gross	$48,589	$59,069	$98,169

DEPRECIATION AND AMORTIZATION EXPENSE
ABF	$72,180	$74,000	$74,231
Other	3,046	2,872	3,087

Total consolidated depreciation and amortization expense	$75,226	$76,872	$77,318

(1)	Decrease from 2008 to 2009 reflects impairment of goodwill in the amount of $64.0 million.

(2)	Includes assets acquired through capital leases.
NOTE M — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The tables below present unaudited quarterly financial information for 2009 and 2008:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	($ thousands, except share and per share data)

Operating revenues	$339,677	$362,635	$398,957	$371,631
Operating expenses and costs	368,278	389,932	411,194	472,201

Operating income (loss)	(28,601)	(27,297)	(12,237)	(100,570)
Other income (expense) — net	(493)	1,851	2,344	(515)
Income tax provision (benefit)	(10,937)	(10,082)	(4,565)	(12,413)

Net income (loss)	(18,157)	(15,364)	(5,328)	(88,672)
Less: noncontrolling interest in net income of subsidiary	—	79	245	44

Net income (loss) attributable to Arkansas Best Corporation	$(18,157)	$(15,443)	$(5,573)	$(88,716)

Earnings (loss) per share
Basic	$(0.73)	$(0.62)	$(0.23)	$(3.54)
Diluted	(0.73)	(0.62)	(0.23)	(3.54)

Average common shares outstanding
Basic	25,038,626	25,043,815	25,047,975	25,054,389
Diluted	25,038,626	25,043,815	25,047,975	25,054,389

(1)	The fourth quarter of 2009 includes a $64.0 million, or $2.55 per share, goodwill impairment charge (nondeductible for tax purposes).

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ thousands, except share and per share data)

Operating revenues	$447,511	$498,514	$495,815	$391,211
Operating expenses and costs	434,359	472,832	470,323	407,013

Operating income (loss)	13,152	25,682	25,492	(15,802)
Other income (expense) — net	969	1,130	605	(1,318)
Income tax provision (benefit)	5,577	10,657	10,655	(6,147)

Net income (loss)	$8,544	$16,155	$15,442	$(10,973)

Earnings (loss) per share(1)
Basic	$0.34	$0.63	$0.60	$(0.44)
Diluted	0.34	0.63	0.60	(0.44)

Average common shares outstanding(1)
Basic	24,873,651	24,968,217	25,013,314	25,023,794
Diluted	24,967,412	25,146,822	25,174,345	25,023,794

(1)
Effective January 1, 2009, the Company adopted new accounting guidance that requires an allocation of dividends paid and a portion of undistributed net income to unvested restricted stock for calculating per share amounts. As a result, per share amounts for periods prior to 2009 have been retrospectively adjusted to be consistent with the 2009 presentation (see Note K).

NOTE N — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS AND OTHER EVENTS
The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
The Company’s subsidiaries store fuel for use in tractors and trucks in 69 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in some cases, state levels. The Company believes that it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.
The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating approximately $0.1 million over the last ten years, primarily at six sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.
At December 31, 2009 and 2008, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million and $1.1 million, respectively, which is included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
NOTE O — EXCESS INSURANCE CARRIERS
Reliance Insurance Company (“Reliance”), which was determined to be insolvent in 2001, was the Company’s excess insurer for workers’ compensation claims above the self-insured retention level of $0.3 million for the 1993 through 1999 policy years. The Company has been in contact with and has received either written or verbal confirmation from a number of state guaranty funds that they will accept certain excess claims. For claims not accepted by state guaranty funds, the Company has continually maintained liabilities since 2001 for its estimated exposure to the Reliance liquidation. The Company anticipates receiving either full reimbursement from state guaranty funds or partial reimbursement through orderly liquidation; however, this process could take several years.
Kemper Insurance Companies (“Kemper”) insured the Company’s workers’ compensation excess claims above $0.3 million for the 2000 through 2001 policy years. In March 2003, Kemper announced that it was discontinuing its business of providing insurance coverage. Lumbermen’s Mutual Casualty Company, the Kemper company which insures the Company’s excess claims, received audit opinions with a going-concern explanatory paragraph on its statutory financial statements issued from 2004 to 2008. Although Kemper continues to pay amounts owed, the Company is uncertain as to the future impact that Kemper’s financial condition will have on excess insurance coverage during the 2000 and 2001 policy years. Based upon Kemper’s available financial information, the Company has recorded an allowance for uncollectible receivables and additional liabilities for excess claims.
The Company has recorded receivables, net of related allowances, totaling $0.7 million and $0.5 million at December 31, 2009 and 2008, respectively, for workers’ compensation excess claims paid by the Company but insured by Reliance and Kemper. The Company has accrued liabilities for workers’ compensation excess claims insured by but not expected to be covered by Reliance and Kemper in the amount of $1.6 million and $1.5 million at December 31, 2009 and 2008, respectively.
NOTE P — SUBSEQUENT EVENTS
In January 2010, ABF entered into capital lease agreements to finance $11.4 million of revenue equipment. The capital lease agreements specify the monthly base rent and interest rates for the 36-month lease terms. The present values of net minimum lease payments will be recorded in long-term debt.
Management performed an evaluation of events through February 24, 2010, the date of filing this Annual Report on Form 10-K. Other than the events disclosed in this note, management believes there are no material events subsequent to the balance sheet date requiring additional disclosure or recognition in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Arkansas Best Corporation
We have audited Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arkansas Best Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Arkansas Best Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Arkansas Best Corporation and our report dated February 24, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Rogers, Arkansas
February 24, 2010

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2010, are incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The sections entitled “Compensation Discussion & Analysis,” “Summary Compensation Table,” “2009 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2009 Fiscal Year-End,” “2009 Option Exercises and Stock Vested,” “2009 Pension Benefits,” “2009 Non-Qualified Deferred Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Potential Payments Upon Termination or Change in Control,” “2009 Director Compensation Table,” and “Compensation Committee Report” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2010, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections entitled “Principal Stockholders and Management Ownership” and “2009 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2010, are incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2010, are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 22, 2010, are incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 on page 42 of this Form 10-K and is incorporated by reference.
(a)(2) Financial Statement Schedules
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D		Column E		Column F
		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts –		Deductions –		Balance at
Description	of Period	Expenses		Describe		Describe		End of Period
	($ thousands)
Year Ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,513	$2,587		$464	(a)	$3,094	(b)	$3,470
Allowance for other accounts receivable	1,001	148	(c)	—		—		1,149

Year Ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,942	$1,623		$224	(a)	$2,276	(b)	$3,513
Allowance for other accounts receivable	774	227	(c)	—		—		1,001

Year Ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,476	$1,056		$755	(a)	$2,345	(b)	$3,942
Allowance for other accounts receivable	1,272	(498	)(c)	—		—		774

Note a	– Recoveries of amounts previously written off.

Note b	– Uncollectible accounts written off.

Note c	– Debited / (credited) to workers’ compensation expense.

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

ARKANSAS BEST CORPORATION
Date: February 24, 2010	By:	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer, and Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Young III	Chairman of the Board and Director	February 24, 2010
Robert A. Young III

/s/ Judy R. McReynolds	Director, President — Chief Executive Officer	February 24, 2010
Judy R. McReynolds	and Principal Executive Officer

/s/ Donald W. Pearson	Vice President — Treasurer	February 24, 2010
Donald W. Pearson	and Principal Financial Officer

/s/ David R. Cobb	Vice President — Controller	February 24, 2010
David R. Cobb	and Principal Accounting Officer

/s/ Frank Edelstein	Director	February 24, 2010
Frank Edelstein

/s/ John H. Morris	Director	February 24, 2010
John H. Morris

/s/ Alan J. Zakon	Director	February 24, 2010
Alan J. Zakon

/s/ William M. Legg	Director	February 24, 2010
William M. Legg

/s/ Fred A. Allardyce	Director	February 24, 2010
Fred A. Allardyce

/s/ John W. Alden	Director	February 24, 2010
John W. Alden

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

10.1	#
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

10.3	*	Form of Indemnification Agreement by and between Arkansas Best Corporation and the Company’s Board of Directors.

10.4	#
The Company’s Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.5	#
The 2005 Ownership Incentive Plan (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.6	#
The Form of Restricted Stock Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.7	#
The Form of Restricted Stock Award Agreement (Employee) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 0-19969, and incorporated herein by reference).

10.8	#
Amended and Restated Voluntary Savings Plan dated as of January 1, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 21, 2006, Commission File No. 0-19969, and incorporated herein by reference).

10.9	#
The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.17 to the Company’s 2006 Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 0-19969, and incorporated herein by reference).

10.10	#
The [_] Schedule — ABF Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.13 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.11	#
The [_] Schedule — ABC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.14 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.12	#
The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.15 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.13	#
The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.1 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.14	#
The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.15	#
The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors — with deferral feature) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.16	#
The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit
No.

10.17	#*	The Arkansas Best Corporation Supplemental Benefit Plan, amended and restated effective August 1, 2009.

10.18	#*	Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009.

10.19	#*	Form of Amended and Restated Deferred Salary Agreement.

10.20	*+
Master Continuing Letter of Credit Reimbursement and Security Agreement, dated November 24, 2009, among The Bank of Tokyo-Mitsubishi UFJ, Ltd., Arkansas Best Corporation, ABF Freight System, Inc., ABF Cartage, Inc., FleetNet America, Inc., Data-Tronics Corp., ABF Farms, Inc., Transport Realty, Inc., Tread-Ark Corporation, ABF Aviation LLC, Global Supply Chain Services, Inc., FreightValue, Inc., and Moving Solutions, Inc.

10.21	*+	Letter of Credit Agreement, dated December 8, 2009, between PNC Bank, National Association and Arkansas Best Corporation.

10.22	*+	Letter of Credit Agreement, dated December 9, 2009, between Arkansas Best Corporation and SunTrust Bank.

10.23	*	Continuing Reimbursement Agreement for Letters of Credit, dated November 12, 2009, between U.S. Bank National Association and Arkansas Best Corporation.

10.24	*+
Receivables Loan Agreement, dated December 30, 2009, among ABF Freight Funding LLC, as Borrower, ABF Freight System, Inc., as initial Servicer, SunTrust Bank and SunTrust Robinson Humphrey, Inc., as Agent.

10.25	*	Master Lease Agreement, dated December 30, 2009, between BB&T Equipment Finance Corporation and ABF Freight System, Inc.

10.26	*	Master Lease Guaranty, dated December 30, 2009, by Arkansas Best Corporation in favor of BB&T Equipment Finance Corporation.

21	*	List of Subsidiary Corporations.

23	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Designates a compensation plan or arrangement for directors or executive officers.

*	Filed herewith.

**	Furnished herewith.

+
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.