Form 10-Q
period 2010-03-31
ARKANSAS BEST CORP /DE/
filed 2010-05-05
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended   March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $.01 par value	25,304,906 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2010	2009
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,246	$39,332
Short-term investment securities	73,812	93,861
Restricted cash equivalents and short-term investments	50,727	50,857
Accounts receivable, less allowances (2010 – $3,542; 2009 – $3,470)	116,316	115,459
Other accounts receivable, less allowances (2010 – $1,250; 2009 – $1,149)	6,736	6,749
Prepaid expenses	11,975	10,390
Deferred income taxes	39,233	39,035
Prepaid and refundable income taxes	30,197	24,726
Other	4,450	4,333
TOTAL CURRENT ASSETS	382,692	384,742

PROPERTY, PLANT AND EQUIPMENT

Land and structures	240,287	240,185
Revenue equipment	507,750	514,481
Service, office and other equipment	159,121	157,885
Leasehold improvements	21,981	21,839
	929,139	934,390
Less allowances for depreciation and amortization	514,831	505,538
	414,308	428,852

OTHER ASSETS	55,278	55,952

	$852,278	$869,546

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS — continued

	March 31	December 31
	2010	2009
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$9,237	$21,941
Accounts payable	58,536	59,386
Income taxes payable	65	826
Accrued expenses	158,901	150,799
Current portion of long-term debt	6,377	3,603
TOTAL CURRENT LIABILITIES	233,116	236,555

LONG-TERM DEBT, less current portion	20,599	13,373

PENSION AND POSTRETIREMENT LIABILITIES	69,554	67,445

OTHER LIABILITIES	20,402	20,254

DEFERRED INCOME TAXES	27,040	31,023

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, authorized 70,000,000 shares; issued 2010: 26,780,543 shares; 2009: 26,749,265 shares	268	267
Additional paid-in capital	276,224	274,663
Retained earnings	305,780	327,948
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(42,935)	(44,212)
TOTAL STOCKHOLDERS’ EQUITY	481,567	500,896

	$852,278	$869,546

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2010	2009
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$359,889	$339,677

OPERATING EXPENSES AND COSTS	395,155	368,278

OPERATING LOSS	(35,266)	(28,601)

OTHER INCOME (EXPENSE)
Interest and dividend income	334	930
Interest expense and other related financing costs	(565)	(341)
Other, net	668	(1,082)
	437	(493)

LOSS BEFORE INCOME TAXES	(34,829)	(29,094)

FEDERAL AND STATE INCOME TAXES
Current benefit	(8,490)	(19,408)
Deferred (benefit) provision	(4,968)	8,471
	(13,458)	(10,937)

NET LOSS	(21,371)	(18,157)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	20	—

NET LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(21,391)	$(18,157)

LOSS PER SHARE
Basic	$(0.85)	$(0.73)
Diluted	(0.85)	(0.73)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,088,473	25,038,626
Diluted	25,088,473	25,038,626

CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE	$0.03	$0.15

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at January 1, 2010	26,749	$267	$274,663	$327,948	1,678	$(57,770)	$(44,212)	$500,896
Net loss (excluding noncontrolling interest in net income of subsidiary of $20)	—	—	—	(21,391)	—	—	—	(21,391)
Change in foreign currency translation, net of tax of $38	—	—	—	—	—	—	60	60
Amortization of unrecognized net periodic benefit costs, net of tax of $776:
Net actuarial loss	—	—	—	—	—	—	1,198	1,198
Prior service credit	—	—	—	—	—	—	(1)	(1)
Net transition obligation	—	—	—	—	—	—	20	20
Total comprehensive loss(1)	—	—	—	—	—	—	—	(20,114)
Issuance of common stock under share-based compensation plans	32	1	308	—	—	—	—	309
Tax effect of share-based compensation plans and other	—	—	(62)	—	—	—	—	(62)
Share-based compensation expense	—	—	1,315	—	—	—	—	1,315
Dividends paid on common stock	—	—	—	(777)	—	—	—	(777)
Balances at March 31, 2010	26,781	$268	$276,224	$305,780	1,678	$(57,770)	$(42,935)	$481,567

(1)          Total comprehensive loss for the three months ended March 31, 2009 was $16.5 million.

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2010	2009
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net loss	$(21,371)	$(18,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,479	19,333
Other amortization	67	73
Share-based compensation expense	1,315	1,123
Provision for losses on accounts receivable	242	1,008
Deferred income tax (benefit) provision	(4,968)	8,471
Gain on sales of assets	(298)	(717)
Excess tax benefits from share-based compensation	(83)	—
Changes in operating assets and liabilities:
Receivables	(1,065)	(583)
Prepaid expenses	(1,573)	(1,962)
Other assets	(143)	2,895
Accounts payable, taxes payable, accrued expenses and other liabilities(1), (2)	3,723	(30,311)
NET CASH USED BY OPERATING ACTIVITIES	(5,675)	(18,827)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases	(2,092)	(1,968)
Proceeds from asset sales	1,809	2,086
Purchases of short-term investment securities	(22,177)	(44,277)
Proceeds from sales of short-term investment securities	42,226	31,595
Capitalization of internally developed software and other	(1,170)	(1,243)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	18,596	(13,807)

FINANCING ACTIVITIES
Payments on long-term debt	(1,429)	(39)
Proceeds from issuance of long-term debt	11,416	—
Net change in bank overdraft	(12,704)	(6,513)
Change in restricted cash equivalents and short-term investments	130	—
Payment of common stock dividends	(777)	(3,847)
Excess tax benefits from share-based compensation	83	—
Proceeds from the exercise of stock options and other	274	154
NET CASH USED BY FINANCING ACTIVITIES	(3,007)	(10,245)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,914	(42,879)
Cash and cash equivalents at beginning of period	39,332	100,880
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,246	$58,001

(1)       Does not include $0.1 million of equipment which was received but not yet paid for at March 31, 2010.

(2)       Includes contributions to the Company’s nonunion pension plan of $15.5 million for the three months ended March 31, 2009.

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

As of March 2010, 74% of ABF’s employees were covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments. Subsequent to March 31, 2010, ABF and the Teamsters National Freight Industry Negotiating Committee of the IBT reached a tentative agreement for a proposed 15% wage concession for the employees covered by the collective bargaining agreement. The tentative modification also provides for IBT member employees and nonunion employees to earn quarterly incentives relative to ABF’s operating performance. The proposed modification, which is further discussed in Note J, is subject to ratification by a majority of ABF’s IBT member employees who choose to vote.

NOTE B — FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2009 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and consequently revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

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

The effective tax benefit rates for the three months ended March 31, 2010 and 2009 were 38.6% and 37.6%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and, for the three months ended March 31, 2009, the alternative fuel tax credit. The alternative fuel tax credit, which expired December 31, 2009, increased the effective tax benefit rate by 0.9% for the three months ended March 31, 2009. The federal tax benefit recorded in the first quarter of 2010 will be substantially realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE C — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents totaling $49.2 million and $39.3 million at March 31, 2010 and December 31, 2009, respectively, consist primarily of money market funds for which quoted prices are used to determine fair value.

Short-Term Investments: Short-term investments totaling $73.8 million and $93.9 million at March 31, 2010 and December 31, 2009, respectively, consist of FDIC-insured certificates of deposit which are recorded at cost plus accrued interest, which approximates fair value.

Restricted Cash Equivalents and Short-Term Investments: At March 31, 2010 and December 31, 2009, restricted funds of $48.1 million and $48.0 million, respectively, were invested in cash and certificates of deposit and recorded at cost plus accrued interest, which approximates fair value. The remaining balances of $2.6 million at March 31, 2010 and $2.9 million at December 31, 2009 consist of money market funds which are recorded at fair value as determined by quoted prices. The amounts of cash equivalents and short-term investments restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note D).

Long-Term Investments: Long-term investments which are reported at fair value within other long-term assets at March 31, 2010 and December 31, 2009 consist of mutual fund investments held in trust related to the Company’s Voluntary Savings Plan (“VSP”) and an insured, investment-grade available for sale auction rate debt security. The available for sale security, for which the underlying debt instrument matures in 2025, is valued using the income approach with inputs derived from observable market data. Quoted market prices were used to determine fair values of the mutual fund investments of the VSP, a nonqualified deferred compensation plan.

Concentrations of Credit Risk

The Company is potentially subject to concentrations of credit risk related to financial instruments which consist primarily of cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit (see Note D), may exceed federally insured limits. At March 31, 2010 and December 31, 2009, the Company had cash and certificates of deposit of $49.2 million and $50.4 million, respectively, which exceeded FDIC-insured limits.

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

The following table presents, for each of the fair value hierarchy levels, the Company’s assets that are measured at fair value on a recurring basis:

		March 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
			($ thousands)
Money market funds(1)	$46,515	$46,515	$—	$—
Available for sale security(2)	780	—	780	—
Equity, bond and money market mutual funds held in trust related to the VSP(3)	5,791	5,791	—	—
	$53,086	$52,306	$780	$—

		December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
			($ thousands)
Money market funds(1)	$34,437	$34,437	$—	$—
Available for sale security(2)	780	—	780	—
Equity, bond and money market mutual funds held in trust related to the VSP (3)	6,303	6,303	—	—
	$41,520	$40,740	$780	$—

(1)   Included in cash equivalents and restricted cash equivalents.

(2)   Consists of an insured, investment-grade auction rate debt security which is included in other long-term assets. An unrealized gain of $0.1 million, net of taxes, related to the security is included in accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009.

(3)   Consists of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds which are held in a trust with a third-party brokerage firm and included in other long-term assets. A corresponding liability is included in other long-term liabilities.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE D — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Capital Lease Obligations

Long-term debt consists of capital lease obligations related to revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	March 31	December 31
	2010	2009
	($ thousands)
Capital lease obligations	$26,976	$16,976
Less current portion	6,377	3,603
	$20,599	$13,373

In January 2010, ABF entered into capital lease agreements to finance revenue equipment of $11.4 million. The capital lease agreements specify the monthly base rent and interest rates for the 36-month terms. The arrangements contain a rental adjustment clause for which the maximum amount has been included in the final payment of the future minimum payments under the capital leases in the table below.

The future minimum payments under capital leases consist of the following:

March 31
2010
($ thousands)
Due in one year or less	$7,475
Due after one year through three years	20,571
Due after three years through five years	512
Due after five years	1,063
Total minimum lease payments	29,621
Less amounts representing interest	2,645
Present value of net minimum leases included in long-term debt	$26,976

Assets held under capital leases are included in property, plant and equipment as follows:

	March 31	December 31
	2010	2009
	($ thousands)
Land and structures (terminals)	$1,794	$1,780
Revenue equipment	26,374	14,958
Service, office and other equipment	622	622
	28,790	17,360
Less accumulated amortization(1)	2,000	538
	$26,790	$16,822

(1)   Amortization of assets under capital leases is included in depreciation expense.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank, which provides for cash proceeds of an amount up to $75.0 million. Under this two-year agreement dated December 30, 2009, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary, which in turn may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. The Company pays annual fees equal to 0.75% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of March 31, 2010, the Company was in compliance with the covenants. There were no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of March 31, 2010.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2010, the Company had $48.9 million of letters of credit outstanding under the LC Agreements of which $48.5 million were collateralized by restricted cash equivalents and short-term investments.

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2010	2009	2010	2009	2010	2009
	($ thousands)
Service cost	$2,236	$2,271	$—	$153	$35	$42
Interest cost	2,734	3,090	105	276	218	278
Expected return on plan assets	(3,043)	(2,359)	—	—	—	—
Transition obligation recognition	—	—	—	—	34	34
Amortization of prior service (credit) cost	(2)	(224)	—	349	—	—
Recognized net actuarial loss and other	1,898	2,360	59	132	4	142
Net periodic benefit cost	$3,823	$5,138	$164	$910	$291	$496

The Company’s full-year 2010 nonunion defined benefit pension plan expense is estimated to be $15.3 million compared to $20.6 million for the year ended December 31, 2009. The Company does not have a required minimum cash contribution but could make tax-deductible contributions to its defined benefit pension plan in 2010. The decision of whether to make a contribution to the plan will be made later in the year based on all relevant factors as determined by the Company’s management. If a contribution is made to the plan,

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

management currently believes it will be $10.0 million or less. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan.

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

Approximately 50% of ABF’s contributions are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in “critical status” in accordance with the Pension Protection Act of 2006. ABF’s current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remains in critical status with a funded percentage of 63.1%.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2009 Annual Report on Form 10-K.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F — STOCKHOLDERS’ EQUITY AND EQUITY-BASED COMPENSATION

Dividends on Common Stock

On April 22, 2010, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 6, 2010.

The following table is a summary of dividends declared during the applicable quarter:

	2010		2009
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter	$0.03	$777	$0.15	$3,847
Second quarter (2010 amount estimated)	$0.03	$777	$0.15	$3,893

Stock Awards

As of March 31, 2010, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and provides for the granting of 1.5 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of March 31, 2010, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value
Outstanding – January 1, 2010	838,304	$32.80
Granted	—	—
Vested	(12,522)	33.24
Forfeited	—	—
Outstanding – March 31, 2010	825,782	$32.79

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Intrinsic
	Under Option	Exercise Price	Term (Years)	Value(1)
				($ thousands)
Outstanding – January 1, 2010	539,857	$26.16
Granted	—	—
Exercised	(22,600)	13.63
Forfeited	—	—
Outstanding – March 31, 2010(2)	517,257	$26.70	2.3	$1,643

(1)   The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on March 31, 2010 over the exercise price of the option.

(2)   Options outstanding at March 31, 2010 are vested and available to be exercised.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss are as follows:

	March 31	December 31
	2010	2009
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(541)	$(639)
Unrecognized net periodic benefit costs	(69,923)	(71,916)
Increase in fair value of available for sale security (see Note C)	182	182
Total	$(70,282)	$(72,373)

After-tax amounts:
Foreign currency translation	$(331)	$(391)
Unrecognized net periodic benefit costs	(42,723)	(43,940)
Increase in fair value of available for sale security (see Note C)	119	119
Total	$(42,935)	$(44,212)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31
	2010	2009
	($ thousands, except share and per share data)
Basic loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(21,391)	$(18,157)
Effect of unvested restricted stock awards	(25)	(82)
Adjusted net loss	$(21,416)	$(18,239)
Denominator:
Weighted-average shares	25,088,473	25,038,626
Net loss per share	$(0.85)	$(0.73)

Diluted loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(21,391)	$(18,157)
Effect of unvested restricted stock awards	(25)	(82)
Adjusted net loss	$(21,416)	$(18,239)
Denominator:
Weighted-average shares	25,088,473	25,038,626
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,088,473	25,038,626
Net loss per share	$(0.85)	$(0.73)

For the three months ended March 31, 2010, the outstanding stock awards disclosed in Note F, and for the three months ended March 31, 2009, outstanding stock awards of 692,396, are not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended
	March 31
	2010	2009
	($ thousands)

OPERATING REVENUES
ABF	$333,025	$323,113
Other revenues and eliminations	26,864	16,564
Total operating revenues	$359,889	$339,677

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$236,440	$233,497
Fuel, supplies and expenses	60,911	50,528
Operating taxes and licenses	10,491	10,514
Insurance	4,182	3,503
Communications and utilities	3,866	3,971
Depreciation and amortization	17,798	18,610
Rents and purchased transportation	34,093	27,886
Gain on sale of property and equipment	(298)	(717)
Other	1,224	2,164
Total ABF operating expenses and costs	368,707	349,956

Other expenses and eliminations	26,448	18,322
Total operating expenses and costs	$395,155	$368,278

OPERATING LOSS
ABF	$(35,682)	$(26,843)
Other income (loss) and eliminations	416	(1,758)
	(35,266)	(28,601)

OTHER INCOME (EXPENSE)
Interest and dividend income	334	930
Interest expense and other related financing costs	(565)	(341)
Other, net(1)	668	(1,082)
	437	(493)

LOSS BEFORE INCOME TAXES	$(34,829)	$(29,094)

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

At March 31, 2010 and December 31, 2009, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.2 million, which is included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

NOTE J — SUBSEQUENT EVENTS

In April 2010, ABF and the Teamsters National Freight Industry Negotiating Committee of the IBT reached a tentative agreement on a modification of ABF’s collective bargaining agreement, subject to ratification by a majority of ABF’s IBT member employees who choose to vote. The Company anticipates that the voting by ABF’s IBT member employees will be completed by the end of May 2010. The modification proposes a 15% wage reduction, inclusive of scheduled increases, for ABF’s employees covered by the collective bargaining agreement that extends through March 31, 2013. The wage reduction would be effective on the first payroll period following the ratification date. If, for any calendar year during the life of the modification, ABF has an annual operating ratio (defined as percent of operating expenses to revenues) below 97% or, alternatively, if ABF’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $99.5 million, the wage reduction in place will be reduced by five percentage points on April 1 of the following year. The modification includes a provision for equal reduction in total compensation (defined as wages plus health and welfare and pension or retirement benefits) for nonunion employees, inclusive of the effect of previous reductions for nonunion employees since January 1, 2008. The tentative modification also provides for IBT member employees and nonunion employees to earn quarterly incentives relative to ABF’s operating performance. The tentative modification does not provide for a reduction of health, welfare and pension benefits

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

for IBT member employees and will not reduce ABF’s contribution rates to multiemployer health, welfare and pension plans (see Note E). The effect of the tentative modification on ABF’s operating ratio will depend on various factors including ABF’s financial performance and the amount of time worked by contractual employees. If the 15% wage reduction for IBT member employees had been in place throughout 2009, contractual wage costs would have been reduced by approximately $70 million to $75 million for the full year of 2009. Due to the incentive feature and the potential to adjust the wage reduction in the event that ABF reaches the above described performance levels, the benefit of the proposed modification declines as ABF’s operating ratio improves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). ABF is the Company’s only reportable operating segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s 2009 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Results of Operations

Executive Overview

For the three months ended March 31, 2010, the Company reported a consolidated net loss allocable to the Company’s shareholders of $21.4 million after taxes, primarily reflecting the operating results of ABF. ABF represented 93% of the Company’s consolidated revenues for the three months ended March 31, 2010. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (defined as gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”).

Consolidated revenues for the three months ended March 31, 2010 increased 5.1% on a per-day basis compared to the same prior year period, with the increase attributable to ABF operations and the effect of the 2009 second quarter acquisition of a privately-owned logistics business that is reported in the Company’s revenues other than ABF. During the three months ended March 31, 2010, ABF’s revenues increased 2.2% on a per-day basis compared to the same period in 2009. The increase in ABF’s revenues primarily reflects higher fuel surcharge revenues, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index, and improved tonnage levels, partially offset by a decrease in billed revenue per hundredweight. ABF’s first quarter 2010 operating ratio (defined as percent of operating expenses to revenues) increased to 110.7% from 108.3% in the first quarter of 2009. The ABF operating results are more fully discussed in the ABF section of MD&A.

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2009 Annual Report on Form 10-K. The prolonged unfavorable economic environment has adversely impacted the business activities of ABF’s customers which has reduced ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. Year-over-year tonnage began declining in the fourth quarter of 2006, and ABF experienced annual tonnage declines on a per-day basis of 5.3%, 4.2% and 11.4% in 2007, 2008 and 2009,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

respectively. For the three months ended March 31, 2010, ABF’s tonnage improved 3.3% on a per-day basis compared to the same period of 2009. For the month of April 2010, average daily total tonnage for ABF increased approximately 11% compared to the same period last year. ABF’s management believes the 2010 year-over-year increase in tonnage is representative of modest improvement in general economic conditions as indicated by measures such as the Institute for Supply Management Purchasing Managers’ Index and the American Trucking Associations’ Tonnage-Weighted Industrial Production Index. Although there are indications of economic factors that could contribute to further increases in tonnage, ABF’s tonnage remains at historically low levels. There can be no assurances that ABF will achieve or maintain improvements in operating results based on current tonnage levels.

As a result of the extended recessionary economic environment and its impact on tonnage levels, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, during prolonged periods of depressed tonnage levels, incremental reductions in labor and other operating costs become increasingly challenging and less effective as a larger proportion of ABF’s operating costs are fixed in nature when maintaining customer service levels. ABF’s ability to effectively manage labor costs, which amounted to 71.0% of ABF’s revenues for the three months ended March 31, 2010, has a direct impact on its operating performance. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). The current five-year collective bargaining agreement, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments. In April 2010, ABF and the Teamsters National Freight Industry Negotiating Committee of the IBT reached a tentative agreement on a modification of ABF’s collective bargaining agreement, subject to ratification by a majority of ABF’s IBT member employees who choose to vote. The Company anticipates that the voting by ABF’s IBT member employees will be completed by the end of May 2010. The modification proposes a 15% wage reduction, inclusive of scheduled increases, for ABF’s employees covered by the collective bargaining agreement that extends through March 31, 2013. If, for any calendar year during the life of the modification, ABF has an annual operating ratio below 97% or, alternatively, if ABF’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeds $99.5 million, the wage reduction in place will be reduced by five percentage points on April 1 of the following year. The modification includes a provision for equal reduction in total compensation (defined as wages plus health and welfare and pension or retirement benefits) for nonunion employees, inclusive of the effect of previous reductions for nonunion employees since January 1, 2008. The tentative modification does not provide for a reduction of health, welfare and pension benefits for IBT member employees and will not reduce ABF’s contribution rates to multiemployer health, welfare and pension plans. To more effectively align labor costs with business levels, the tentative modification provides for IBT member employees and nonunion employees to earn quarterly incentives relative to ABF’s operating performance. The effect of the tentative modification on ABF’s operating ratio will depend on various factors including ABF’s financial performance and the amount of time worked by IBT member employees. If the 15% wage reduction for IBT member employees had been in place during the full year of 2009, contractual wage costs would have been reduced by approximately $70 million to $75 million resulting in an improvement in ABF’s operating ratio of 5 to 5.5 revenue percentage points for the year ended December 31, 2009. Due to the incentive feature and the potential to adjust the wage reduction in the event that ABF reaches the above described performance levels, the benefit of the proposed modification declines as ABF’s operating ratio improves.

The industry pricing environment is another key factor in ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations due to the difficulty in quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. However, total company profitability for ABF is considered together with measures of billed revenue per hundredweight. Total billed revenue per hundredweight decreased 1.0% during the three months ended March 31, 2010 versus the same period of 2009. Excluding freight profile changes and increases in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business experienced percentage declines in the low-to-mid-single digits in the first quarter of 2010 compared to the first quarter of 2009, despite the general rate increase implemented in January 2010 as discussed below. During the three months ended March 31, 2010, the pricing environment was very competitive and management expects the pricing environment to remain competitive throughout the remainder of 2010, although there can be no assurances in this regard. The competitive pricing environment has limited ABF’s ability to secure adequate prices to cover increasing operating costs and has adversely impacted ABF’s operating results.

Effective January 11, 2010 and January 5, 2009, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.70% and 5.79%, respectively, although the amounts vary by lane and shipment characteristics. The 2010 general rate increase, which was in line with increases announced by other LTL carriers, was implemented one week later than the 2009 increase. The general rate increase affected approximately 45% of ABF’s business for the three months ended March 31, 2010, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. ABF’s ability to retain the general rate increase and to increase rates on the remainder of its business is dependent on the competitive pricing environment. Obtaining base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase.

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. ABF experienced significantly higher fuel prices in the first ten months of 2008 compared to the same period in 2007. After reaching a peak in July 2008, fuel prices declined approximately 60% through mid-March 2009, then increased over 50% by the end of March 2010. The average fuel surcharge rate during the first quarter of 2010 was 53% above the average rate in first quarter 2009. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

fuel surcharges. Throughout the first three months of 2010, the fuel surcharge mechanism had strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

ABF operates in a highly competitive industry which includes both union and nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers have reduced their wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Competitors with lower labor cost structures could reduce freight rates to gain market share which may further limit ABF’s ability to maintain or increase base freight rates. Management believes the proposed wage concessions for contractual employees, which is subject to approval by a majority of ABF’s IBT member employees who choose to vote, combined with the cumulative wage and benefit cost reductions for nonunion employees that have been implemented over the period of the economic recession are necessary actions to better align ABF’s cost structure with the industry. However, ABF’s operating results will continue to be adversely impacted if tonnage remains at the current levels or the competitive environment limits ABF’s ability to secure adequate pricing for its services.

Consolidated Results

	Three Months Ended March 31
	2010	2009
	($ thousands, except workdays and per share data)

WORKDAYS	63.0	62.5

OPERATING REVENUES
ABF	$333,025	$323,113
Other revenues and eliminations	26,864	16,564
	$359,889	$339,677
OPERATING INCOME (LOSS)
ABF	$(35,682)	$(26,843)
Other and eliminations	416	(1,758)
	$(35,266)	$(28,601)
DILUTED LOSS PER SHARE	$(0.85)	$(0.73)

Consolidated revenues for the three months ended March 31, 2010 increased 5.1% on a per-day basis compared to the same prior year period, with the increase attributable to ABF operations and the effect of the 2009 second quarter acquisition of a privately-owned logistics business that is reported in the Company’s revenues other than ABF. Consolidated operating loss for the three months ended March 31, 2010, increased $6.7 million from the same period in 2009. The change in consolidated operating loss and per share amounts primarily reflect the operations of ABF, as discussed in the ABF section that follows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Three Months Ended
	March 31
	2010	2009

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	71.0%	72.3%
Fuel, supplies and expenses	18.3	15.6
Operating taxes and licenses	3.2	3.3
Insurance	1.3	1.1
Communications and utilities	1.2	1.2
Depreciation and amortization	5.3	5.8
Rents and purchased transportation	10.2	8.6
Gain on sale of property and equipment	(0.1)	(0.2)
Other	0.3	0.6
	110.7%	108.3%

ABF OPERATING LOSS	(10.7)%	(8.3)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2010	2009	% Change

Workdays	63.0	62.5

Billed revenue(1) per hundredweight, including fuel surcharges	$23.61	$23.85	(1.0)%

Pounds	1,413,997,408	1,357,394,548	4.2%

Pounds per day	22,444,403	21,718,313	3.3%

Shipments per DSY(2) hour	0.477	0.486	(1.9)%

Pounds per DSY hour	651.19	620.18	5.0%

Pounds per shipment	1,366	1,275	7.1%

Pounds per mile	19.70	19.09	3.2%

(1) Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(2) Dock, street and yard (“DSY”) measures are further discussed within this ABF section of MD&A.

ABF’s revenue for the three months ended March 31, 2010 was $333.0 million compared to $323.1 million reported for the same period in 2009. ABF’s revenue per day increased 2.2% for the three months ended March 31, 2010, compared to the same period in 2009. The increase in ABF’s revenues primarily reflects higher fuel surcharge revenues, which results from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index, and a 3.3% increase in tonnage per day, partially offset by the effect of lower billed revenue per hundredweight excluding fuel surcharges.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Billed revenue per hundredweight for the three months ended March 31, 2010 was 1% below the same period in 2009, despite a year-over-year increase in fuel surcharge levels. The quarter-to-quarter comparison of billed revenue per hundredweight was impacted not only by higher fuel surcharges and the general rate increase, but also by changes in freight profile including pounds per shipment, freight density and customer and geographic mix. Total pounds per shipment increased 7.1% and ABF experienced a higher proportion of truckload-rated shipments, which have the effect of reducing the nominal revenue per hundredweight measure without a commensurate impact on effective pricing or shipment profitability. Excluding freight profile changes and increases in fuel surcharges, pricing on ABF’s traditional LTL business experienced percentage declines in the low-to-mid-single digits in the first quarter of 2010 compared to the first quarter of 2009, despite the general rate increase implemented in January 2010. For the three months ended March 31, 2010, billed revenue per hundredweight compared to the same period in 2009 reflects a very competitive pricing environment, and management expects the pricing environment to remain competitive throughout the remainder of 2010, but there can be no assurances in this regard.

ABF generated an operating loss of $35.7 million for the three months ended March 31, 2010 versus an operating loss of $26.8 million during the same period in 2009. ABF’s first quarter 2010 operating ratio increased to 110.7% from 108.3% in the first quarter of 2009. The increase in ABF’s operating ratio was primarily influenced by the effects of base LTL rates not adequately covering increases in elements of cost, including contractual wage and benefit rates, as discussed below. ABF’s operating ratio was also impacted by other changes in operating expenses as discussed in the following paragraphs.

Salaries, wages and benefits expense as a percentage of revenue decreased 1.3% for the three months ended March 31, 2010 compared to the same period of 2009. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Salaries, wages and benefits expense for the three months ended March 31, 2010 increased $2.9 million compared to the same period in 2009. The increase in salaries, wages and benefits expense was impacted by contractual increases under the IBT National Freight Industry Standards Agreement. The annual contractual wage increases effective on April 1, 2010 and 2009 were 1.9% and 1.8%, respectively. On August 1, 2009, health, welfare and pension benefit costs under the agreement increased 7.5%. As discussed in the Executive Overview, in April 2010, ABF and the Teamsters National Freight Industry Negotiating Committee of the IBT reached a tentative agreement to a modification of ABF’s collective bargaining agreement which, if ratified by a majority of ABF’s IBT member employees who choose to vote, would reduce wage rates by as much as 15%. The tentative modification also provides for IBT member employees and nonunion employees to earn quarterly incentives relative to ABF’s operating performance.

Salaries, wages and benefits costs were also influenced by an increase in workers’ compensation expense, which impacted ABF’s operating ratio for the three months ended March 31, 2010 by 1.2% compared to the prior year period. Workers’ compensation expense in first quarter 2009 reflected lower costs related to ABF’s annual review of historical workers’ compensation claims development. Although first quarter 2010 workers’ compensation costs were $3.9 million above the prior year quarter, workers’ compensation costs as a percent of revenue were only 0.2% above ABF’s ten-year historical average. The impact of workers’ compensation costs on salaries, wages and benefits as a percent of revenues was offset by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the operating ratio for the three months ended March 31, 2010 by 1.2% compared to the prior year quarter. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion pension costs and suspension of the Company’s contributions to the 401(k) and defined contribution plans. The decrease in nonunion pension costs reflects the effect of improved market returns on pension plan assets (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Although ABF has implemented cost reduction programs, incremental reductions in labor and other operating costs become increasingly challenging and less effective as ABF maintains customer service levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Salaries, wages and benefits expense for the three months ended March 31, 2010 was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the previous table, including a 5.0% increase in pounds per DSY hour and a 3.2% increase in pounds per mile compared to the same prior year period. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and the effect of the 7.1% increase in pounds per shipment, reflecting changes in customer account profile and mix. The prolonged recessionary environment and the historically depressed tonnage levels that ABF has experienced continue to have a significant impact on operating results due to ABF’s inability to correspondingly adjust its cost structure throughout the ABF system. ABF’s operating results will continue to be adversely impacted if tonnage remains at these levels. ABF’s ability to improve its operating ratio is primarily dependent on securing price increases to cover contractual wage and benefit rates and other inflationary increases in cost elements.

Fuel, supplies and expenses as a percentage of revenue increased 2.7% for the three months ended March 31, 2010 compared to the same period in 2009. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 48.3% during the three months ended March 31, 2010, compared to the same period in 2009.

Insurance costs increased 0.2% as a percentage of revenues during the three month period ended March 31, 2010 compared to the same prior year period, primarily due to the increase in severity of third-party casualty claims. As a percentage of revenue, third-party casualty claims year-to-date through March 31, 2010 were slightly above ABF’s ten-year historical average.

Depreciation and amortization as a percentage of revenue decreased 0.5% for the three months ended March 31, 2010 compared to the same period in 2009. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in costs reflects the effect of the timing of replacing older, fully depreciated tractors with new tractors, partially offset by the effect of increased unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue increased by 1.6% for the three months ended March 31, 2010 compared to the same prior year period. This change was primarily attributable to an increase in amounts paid to service providers associated with ABF’s import business and an increase in rail utilization from 10% of total miles in first quarter 2009 to 11% in first quarter 2010.

Other operating expenses decreased 0.3% as a percentage of revenue during the three month period ended March 31, 2010 compared to the same period in 2009 primarily due to a lower level of uncollectible customer accounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash and short-term investments on-hand, cash generated by operations and borrowing capacity under its accounts receivable securitization program.

Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments are as follows:

	March 31	December 31
	2010	2009
	($ thousands)
Cash and cash equivalents, primarily money market funds	$49,246	$39,332
Short-term investments (FDIC-insured certificates of deposit)	73,812	93,861
Total unrestricted	123,058	133,193
Restricted(1)	50,727	50,857
Total(2)	$173,785	$184,050

(1)   Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A and Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(2)   Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices.

Cash, cash equivalents and short-term investments declined $10.3 million from December 31, 2009 to March 31, 2010. During the three months ended March 31, 2010, cash, cash equivalents and short-term investments on-hand and proceeds from issuance of long-term debt related to capital leases of $11.4 million were used to fund operating activities and repay $12.7 million of bank overdrafts.

During the three months ended March 31, 2009, cash, cash equivalents and short-term investments on-hand were used to fund operating activities totaling $18.8 million, repay bank overdrafts of $6.5 million and pay dividends on Common Stock of $3.8 million. Cash used by operating activities during the three months ended March 31, 2009 included $15.5 million of contributions to the nonunion pension plan.

Financing Arrangements: The Company has an asset-backed securitization program with SunTrust Bank, which provides for cash proceeds for an amount up to $75.0 million. Under this two-year agreement dated December 30, 2009, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary, which in turn may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.75% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of March 31, 2010, the Company was in compliance with the covenants. There were no borrowings under this facility, and, based on qualifying accounts, the borrowing capacity was at the facility limit of $75.0 million as of March 31, 2010.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2010, the Company had $48.9 million of letters of credit outstanding under the LC Agreements of which $48.5 million were collateralized by restricted cash equivalents and short-term investments.

In January 2010, ABF entered into capital lease agreements to finance revenue equipment of $11.4 million. The capital lease agreements specify the monthly base rent and interest rates for the 36-month lease terms as well as a rental adjustment clause for which the maximum amounts due to the lessor are included in the recorded capital lease obligation and the future minimum rent payments shown in the Contractual Obligations within this section of MD&A. The present values of net minimum lease payments are recorded in long-term debt. The Company could utilize capital lease arrangements to finance future purchases of revenue equipment.

Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of March 31, 2010. The Company’s 2009 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest(1)	$29,621	$7,475	$20,571	$512	$1,063
Operating lease obligations(2)	52,957	12,143	18,045	10,862	11,907
Purchase obligations(3)	30,642	30,642	—	—	—
Voluntary savings plan distributions(4)	5,791	1,372	996	136	3,287
Postretirement health expenditures(5)	8,201	665	1,494	1,541	4,501
Deferred salary distributions(6)	12,180	1,156	2,330	1,988	6,706
Supplemental pension distributions(7)	18,539	7,753	3,651	—	7,135
Noncontrolling interest in subsidiary(8)	2,298	—	—	—	2,298
Total	$160,229	$61,206	$47,087	$15,039	$36,897

(1) Capital lease obligations relate primarily to revenue equipment as discussed in Financing Arrangements within this section and Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2010, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $50.6 million for terminal facilities and $2.4 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.5 million related to Clipper Exxpress Company, a former subsidiary of the Company.

(3) Purchase obligations primarily include purchase orders or authorizations to purchase rather than binding agreements relating to revenue equipment and property. These purchase authorizations are included in the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Company’s 2010 capital expenditure plan, which is estimated to be approximately $45 million. Actual 2010 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment.

(4) Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees.

(5) Represents projected distributions over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $13.6 million as of March 31, 2010.

(6) Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As of March 31, 2010, the liability balance related to the deferred salary distributions totaled $7.6 million.

(7) Represents estimated distributions over the next ten years under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The distributions of $7.8 million anticipated in 2010 relate to officer retirements that occurred in 2009, for which the distributions were delayed for six months after retirement in accordance with U.S. Internal Revenue Code Section 409A. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The SBP liability balance totaled $16.6 million as of March 31, 2010.

(8) Noncontrolling interest in subsidiary represents the option, provided to noncontrolling shareholders, to sell to the Company their remaining interest in a logistics business, which the Company acquired during second quarter 2009. The option to sell may not be exercised until the sixth anniversary of the date of acquisition.

The Company does not have a required minimum cash contribution, but could make tax-deductible contributions, to its defined benefit pension plan in 2010. The decision of whether to make a contribution to the plan will be made later in the year, based on all relevant factors as determined by the Company’s management. If a contribution is made to the plan, management currently believes it will be $10.0 million or less.

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information: Continued operating losses, primarily resulting from depressed tonnage levels, could continue to adversely affect the Company’s ability to generate cash from operations. Management believes cash generated by operations, existing cash, cash equivalents and short-term investments and amounts available under the accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations and finance the Company’s lease commitments; letter of credit commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Additional capital lease and other secured

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

financing may also be used to fund capital expenditures. The Company also anticipates receiving approximately $30 million in tax refunds during 2010 resulting primarily from net operating loss carrybacks to prior period federal income tax returns.

Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of March 31, 2010 or December 31, 2009.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $53.0 million under operating lease agreements primarily for terminal facilities. The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships.

Income Taxes

The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and, for the three months ended March 31, 2009, the alternative fuel tax credit. The alternative fuel tax credit, which expired on December 31, 2009, increased the effective tax benefit rate by 0.9% for the three months ended March 31, 2009. The federal tax benefit recorded in 2010 will be substantially realized by refund of taxes paid in prior years through loss carrybacks allowed by the U.S. Internal Revenue Code.

At March 31, 2010, the Company had net deferred tax assets of $12.2 million. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax-planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverts to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. Federal taxes paid in 2004 through 2007 and, in some cases, state taxes paid would be available for recovery by carryback of losses incurred for 2009 and through February 28, 2010, the end of the Company’s tax year. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. There are tax-planning strategies available which would support deferred tax assets recorded as of March 31, 2010. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized. Also, contributions to the Company’s nonunion pension plan prior to September 15, 2010 are also available to convert deferred tax assets to refundable taxes. The Company would need approximately $35 million of future taxable income to realize net deferred tax assets as of March 31, 2010. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies.

At March 31, 2010 and December 31, 2009, the Company’s recorded valuation allowances totaled $3.0 million. The Company had a valuation allowance of $0.9 million at March 31, 2010 and December 31 2009 for state net operating loss and contribution carryovers for which realization is not more likely than not. Management considered that the realization of certain state net operating losses and contribution carryovers in the state of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Arkansas was not likely because the state does not allow loss carrybacks and limits the loss carryforward period to five years, and only about 5% of ABF’s business is conducted in Arkansas. The Company has a history of low levels of taxable income in Arkansas and some loss carryovers have expired unused in previous years. Due to the same factors, the Company also had a valuation allowance of $1.3 million at March 31, 2010 and December 31, 2009 for deferred tax assets related to Arkansas operations. The Company had a valuation allowance of $0.7 million for foreign tax credit carryforwards at March 31, 2010 and December 31, 2009. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future taxable income and realization is not more likely than not. The need for additional valuation allowances will be continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which, for tax purposes, are generally only deductible when paid. In recent years, financial reporting income has exceeded taxable income. In 2009, and in the three months ended March 31, 2010, the financial reporting loss exceeded the tax loss.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the three months ended March 31, 2010.

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during the replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces including the value provided to the customer. During the three months ended March 31, 2010, management believes ABF’s base LTL pricing declined. As discussed in the Results of Operations section of MD&A, the pricing environment has been very competitive during the economic recession and has limited ABF’s ability to offset inflationary and contractual cost increases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Current Economic Conditions

Given the current economic environment and the uncertainties regarding the potential impact on ABF’s business, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and the duration of the ongoing economic downturn, or the period of recovery, made for the purposes of impairment tests related to ABF’s operating assets and deferred tax assets will prove to be accurate predictions of the future.

Forward-Looking Statements

Statements contained in the MD&A section of this report that are not based on historical facts are “forward-looking statements.”  Terms such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “predict,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, recessionary economic conditions; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates; the impact of any limitations on our customers’ access to adequate financial resources; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company’s subsidiaries; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; governmental regulations and policies; future climate change legislation; costs of continuing investments in technology; the timing and amount of capital expenditures; the cost, integration and performance of any future acquisitions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

PART I. — continued

FINANCIAL INFORMATION

ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2009, there have been no significant changes in the Company’s market risks as reported in the Company’s 2009 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS.

For information related to the Company’s legal proceedings, see Note I, Legal Proceedings and Environmental Matters under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

The Company’s risk factors are fully described in the Company’s 2009 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)           Recent sales of unregistered securities.

None.

(b)           Use of proceeds from registered securities.

None.

(c)           Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2010, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the three months ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. REMOVED AND RESERVED.

ITEM 5. OTHER INFORMATION.

None.

PART II. — continued

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 6. EXHIBITS.

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Form S-1 under the Securities Act of 1933 filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

3.2

Certificate of Designations of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock of the Company (previously filed as Exhibit 3.2 to the Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

3.3

Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 000-19969, and incorporated herein by reference).

3.4

Second Amended and Restated Bylaws of the Company dated as of April 21, 2009 (previously filed as Exhibit 3.2 to the Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 000-19969, and incorporated herein by reference).

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

4.3

Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Form 8-K, filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 5, 2010	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Date: May 5, 2010	/s/ Donald W. Pearson
Donald W. Pearson
Vice President – Treasurer
and Principal Financial Officer