Form 10-K/A
period 2009-12-31
ARKANSAS BEST CORP /DE/
filed 2010-07-07
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2009, was $610,165,080.

The number of shares of Common Stock, $.01 par value, outstanding as of February 18, 2010, was 25,300,405.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Arkansas Best Corporation (the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”), as filed with the Securities and Exchange Commission on February 24, 2010.  This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed solely to amend redacted Exhibit 10.20 Master Continuing Letter of Credit Reimbursement and Security Agreement, thereby amending Part IV, Item 15 “Exhibits and Financial Statement Schedules” of the Annual Report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications, as specified by Rules 13a-14(a)/15d-14(a) and 13a-14(b)/15d-14(b) of the Exchange Act, by our principal executive officer and principal financial officer are filed or furnished, as indicated, as exhibits to this Amendment under Item 15 of Part IV hereof.  Those sections of the Annual Report that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Annual Report. This Amendment has no impact on our previously reported audited financial statements and notes thereto as of December 31, 2009. Furthermore, this Amendment does not reflect events occurring after the filing of the Annual Report and does not modify or update the disclosures presented in the Annual Report in any way, other than as described above. Accordingly, this Amendment should be read in conjunction with the Annual Report, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Annual Report.

PART IV

ITEM 15.                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

A list of the financial statements filed as a part of the Annual Report on Form 10-K is set forth in Part II, Item 8 on page 42 of the Form 10-K.

(a)(2)      Financial Statement Schedules

The financial statement schedules filed as a part of the Annual Report on Form 10-K are set forth in Part IV, Item 15(a)(2) on page 80 of the Form 10-K.

(a)(3)      Exhibits

The exhibits filed or furnished, as indicated, as part of this Amendment are listed in the Exhibit Index, which is submitted as a separate section of this report.

(b)           Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANSAS BEST CORPORATION

Date: July 7, 2010	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

FORM 10-K – ITEM 15(a)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

The following exhibits are filed or furnished with this Amendment or are incorporated by reference to previously filed material:

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

10.3	Form of Indemnification Agreement by and between Arkansas Best Corporation and the Company’s Board of Directors.

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

10.10#

The [   ] Schedule — ABF Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.13 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.11#

The [   ] Schedule — ABC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.14 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.12#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan — Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.15 to the Company’s 2008 Form 10-K filed with the Commission on February 20, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.13#

The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.1 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.14#

The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 0-19969, and incorporated herein by reference).

10.15#

The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors — with deferral feature) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference)..

10.16#

The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

Exhibit
No.

10.17#	The Arkansas Best Corporation Supplemental Benefit Plan, amended and restated effective August 1, 2009.

10.18#	Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009.

10.19#	Form of Amended and Restated Deferred Salary Agreement.

10.20*+

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

10.21+	Letter of Credit Agreement, dated December 8, 2009, between PNC Bank, National Association and Arkansas Best Corporation.

10.22+	Letter of Credit Agreement, dated December 9, 2009, between Arkansas Best Corporation and SunTrust Bank.

10.23	Continuing Reimbursement Agreement for Letters of Credit, dated November 12, 2009, between U.S. Bank National Association and Arkansas Best Corporation.

10.24+

Receivables Loan Agreement, dated December 30, 2009, among ABF Freight Funding LLC, as Borrower, ABF Freight System, Inc., as initial Servicer, SunTrust Bank and SunTrust Robinson Humphrey, Inc., as Agent.

10.25	Master Lease Agreement, dated December 30, 2009, between BB&T Equipment Finance Corporation and ABF Freight System, Inc.

10.26	Master Lease Guaranty, dated December 30, 2009, by Arkansas Best Corporation in favor of BB&T Equipment Finance Corporation.

21	List of Subsidiary Corporations.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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