Form 10-Q
period 2010-09-30
ARKANSAS BEST CORP /DE/
filed 2010-11-04
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2010

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 000-19969

ARKANSAS BEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0673405 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.01 par value	25,319,768 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2010	2009
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$99,506	$39,332
Short-term investment securities	45,751	93,861
Restricted cash equivalents and short-term investments	50,755	50,857
Accounts receivable, less allowances (2010 – $3,378; 2009 – $3,470)	145,812	115,459
Other accounts receivable, less allowances (2010 – $1,283; 2009 – $1,149)	7,542	6,749
Prepaid expenses	8,678	10,390
Deferred income taxes	32,817	39,035
Prepaid and refundable income taxes	6,994	24,726
Other	4,532	4,333
TOTAL CURRENT ASSETS	402,387	384,742

PROPERTY, PLANT AND EQUIPMENT
Land and structures	239,616	240,185
Revenue equipment	529,488	514,481
Service, office and other equipment	159,929	157,885
Leasehold improvements	22,144	21,839
	951,177	934,390
Less allowances for depreciation and amortization	542,258	505,538
	408,919	428,852

OTHER ASSETS	53,733	55,952

	$865,039	$869,546

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS – continued

	September 30	December 31
	2010	2009
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$11,801	$21,941
Accounts payable	72,652	59,386
Income taxes payable	409	826
Accrued expenses	149,193	150,799
Current portion of long-term debt	10,844	3,603
TOTAL CURRENT LIABILITIES	244,899	236,555

LONG-TERM DEBT, less current portion	33,802	13,373

PENSION AND POSTRETIREMENT LIABILITIES	68,807	67,445

OTHER LIABILITIES	19,987	20,254

DEFERRED INCOME TAXES	21,295	31,023

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2010: 26,879,458 shares; 2009: 26,749,265 shares	269	267
Additional paid-in capital	278,379	274,663
Retained earnings	296,023	327,948
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(40,652)	(44,212)
TOTAL STOCKHOLDERS’ EQUITY	476,249	500,896

	$865,039	$869,546

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$445,531	$398,957	$1,216,768	$1,101,269

OPERATING EXPENSES AND COSTS	447,307	411,194	1,264,619	1,169,405

OPERATING LOSS	(1,776)	(12,237)	(47,851)	(68,136)

OTHER INCOME (EXPENSE)
Interest and dividend income	313	666	920	2,399
Interest expense and other related financing costs	(853)	(357)	(1,853)	(1,041)
Other, net	1,346	2,035	1,558	2,345
	806	2,344	625	3,703

LOSS BEFORE INCOME TAXES	(970)	(9,893)	(47,226)	(64,433)

FEDERAL AND STATE INCOME TAXES
Current benefit	(1,864)	(3,302)	(11,199)	(25,515)
Deferred provision (benefit)	1,479	(1,263)	(6,722)	(69)
	(385)	(4,565)	(17,921)	(25,584)

NET LOSS	(585)	(5,328)	(29,305)	(38,849)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	164	245	280	324

NET LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(749)	$(5,573)	$(29,585)	$(39,173)

LOSS PER SHARE
Basic	$(0.03)	$(0.23)	$(1.18)	$(1.58)
Diluted	(0.03)	(0.23)	(1.18)	(1.58)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,199,123	25,047,975	25,166,678	25,047,270
Diluted	25,199,123	25,047,975	25,166,678	25,047,270

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.15	$0.09	$0.45

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2009	26,749	$267	$274,663	$327,948	1,678	$(57,770)	$(44,212)	$500,896
Net loss (excluding noncontrolling interest in net income of subsidiary of $280)				(29,585)				(29,585)
Change in foreign currency translation, net of tax of $27							43	43
Amortization of unrecognized net periodic benefit costs, net of tax of $2,335:
Net actuarial loss							3,611	3,611
Prior service credit							(3)	(3)
Net transition obligation							62	62
Pension settlement expense, net of tax of $69							109	109
Unrecognized net actuarial loss, net of tax of $164							(261)	(261)
Change in fair value of available for sale security, net of tax of $1							(1)	(1)
Total comprehensive loss								(26,025)
Issuance of common stock under share-based compensation plans	130	2	466					468
Tax effect of share-based compensation plans and other			(941)					(941)
Share-based compensation expense			4,191					4,191
Dividends declared on common stock				(2,340)				(2,340)
Balances at September 30, 2010	26,879	$269	$278,379	$296,023	1,678	$(57,770)	$(40,652)	$476,249

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2010	2009
	(Unaudited)
	($ thousands)

OPERATING ACTIVITIES
Net loss	$(29,305)	$(38,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,771	56,348
Other amortization	200	220
Pension settlement expense	178	158
Share-based compensation expense	4,191	4,777
Provision for losses on accounts receivable	453	2,432
Deferred income tax benefit	(6,722)	(69)
Gain on sales of assets	(142)	(1,214)
Excess tax benefits from share-based compensation	(83)	—
Changes in operating assets and liabilities:
Receivables	(31,595)	(13,587)
Prepaid expenses	1,724	2,321
Other assets	659	316
Income taxes	18,145	542
Accounts payable, accrued expenses and other liabilities	10,399	10,469
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,873	23,864

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases	(4,322)	(32,914)
Proceeds from asset sales	3,393	3,714
Purchases of short-term investment securities	(51,065)	(110,198)
Proceeds from sales of short-term investment securities	99,175	96,689
Business acquisition, net of cash acquired	—	(4,873)
Capitalization of internally developed software and other	(3,265)	(3,962)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43,916	(51,544)

FINANCING ACTIVITIES
Payments on long-term debt	(5,167)	(1,401)
Proceeds from issuance of long-term debt	11,416	—
Net change in bank overdraft	(10,140)	(1,220)
Change in restricted cash equivalents and short-term investments	103	—
Deferred financing costs	(35)	(300)
Payment of common stock dividends	(2,340)	(11,632)
Excess tax benefits from share-based compensation	83	—
Proceeds from the exercise of stock options and other	465	240
NET CASH USED IN FINANCING ACTIVITIES	(5,615)	(14,313)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,174	(41,993)
Cash and cash equivalents at beginning of period	39,332	100,880
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,506	$58,887

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Arkansas Best Corporation (the “Company”) is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”).

As of September 2010, 76% of ABF’s employees were covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents totaling $99.5 million at September 30, 2010 consisted of $60.0 million of cash deposits recorded at cost plus accrued interest, which approximates fair value, and $39.5 million of money market funds for which quoted prices are used to determine fair value. At December 31, 2009, cash and cash equivalents of $39.3 million consisted primarily of money market funds.

Short-Term Investments: Short-term investments totaling $45.8 million and $93.9 million at September 30, 2010 and December 31, 2009, respectively, consisted of certificates of deposit which are recorded at cost plus accrued interest, which approximates fair value.

Restricted Cash Equivalents and Short-Term Investments: At September 30, 2010 and December 31, 2009, restricted funds of $30.2 million and $48.0 million, respectively, were invested in cash and certificates of deposit and recorded at cost plus accrued interest, which approximates fair value. The remaining balances of $20.6 million at September 30, 2010 and $2.9 million at December 31, 2009 consisted of money market funds which are recorded at fair value as determined by quoted prices. The amounts of cash equivalents and short-term investments restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note D).

Long-Term Investments: Long-term investments which are reported at fair value within other long-term assets at September 30, 2010 and December 31, 2009 consisted of mutual fund investments held in trust related to the Company’s Voluntary Savings Plan (“VSP”) and an insured, investment-grade available for sale auction rate debt security. Quoted market prices are used to determine fair values of the mutual fund investments of the VSP, a nonqualified deferred compensation plan. The auction rate debt security, for which the underlying debt instrument matures in 2025, is valued using the income approach with inputs derived from observable market data.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit (see Note D), may exceed federally insured limits. At September 30, 2010 and December 31, 2009, cash and certificates of deposit of $36.0 million and $50.4 million, respectively, exceeded FDIC-insured limits.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

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

•                  Level 1 –Quoted prices for identical assets and liabilities in active markets.

•                  Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 – Unobservable inputs that are significant to the valuation model.

The following table presents, for each of the fair value hierarchy levels, the Company’s assets measured at fair value on a recurring basis:

		September 30, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$60,058	$60,058	$—	$—
Auction rate debt security(2)	778	—	778	—
Equity, bond and money market mutual funds held in trust related to the VSP(3)	5,678	5,678	—	—
	$66,514	$65,736	$778	$—

		December 31, 2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$34,437	$34,437	$—	$—
Auction rate debt security(2)	780	—	780	—
Equity, bond and money market mutual funds held in trust related to the VSP(3)	6,303	6,303	—	—
	$41,520	$40,740	$780	$—

(1)         Included in cash equivalents and restricted cash equivalents.

(2)         Available for sale security included in other long-term assets. An unrealized gain of $0.1 million, net of taxes, related to the security was included in accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE C – INCOME TAXES

The effective tax benefit rates for the nine months ended September 30, 2010 and 2009 were 37.9% and 39.7%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and, for the nine months ended September 30, 2009, the alternative fuel tax credit. The alternative fuel tax credit, which expired December 31, 2009, increased the effective tax benefit rate by 0.9% for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company received refunds of $32.0 million of federal and state taxes paid in prior years primarily for loss carrybacks allowed by the U.S. Internal Revenue Code and paid federal and state income taxes of $2.7 million.

NOTE D – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Capital Lease Obligations

Long-term debt consisted of capital lease obligations related to revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	September 30	December 31
	2010	2009
	($ thousands)

Capital lease obligations	$44,646	$16,976
Less current portion	10,844	3,603
Long-term debt, less current portion	$33,802	$13,373

In January 2010, ABF entered into capital lease agreements with 36-month terms to finance $11.4 million of revenue equipment that was acquired in 2009. During the nine months ended September 30, 2010, ABF entered into additional capital lease agreements with 36-month and 60-month terms to finance $21.4 million of revenue equipment acquired in 2010. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates, and contain rental adjustment clauses for which the maximum amounts have been included in the future minimum payments under the capital leases in the table below.

The following is a summary of the future minimum payments under capital leases:

September 30
2010
($ thousands)

Due in one year or less	$12,669
Due after one year through three years	31,335
Due after three years through five years	3,930
Due after five years	960
Total minimum lease payments	48,894
Less amounts representing interest	4,248
Present value of net minimum leases included in long-term debt	$44,646

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

Assets held under capital leases were included in property, plant and equipment as follows:

	September 30	December 31
	2010	2009
	($ thousands)

Land and structures (terminals)	$1,794	$1,780
Revenue equipment	47,780	14,958
Service, office and other equipment	622	622
	50,196	17,360
Less accumulated amortization(1)	6,536	538
	$43,660	$16,822

(1)         Amortization of assets under capital leases is included in depreciation expense.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this two-year agreement dated December 30, 2009, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. The Company pays annual fees equal to 0.75% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of September 30, 2010, the Company was in compliance with the covenants. There have been no borrowings under this facility during 2010, and the borrowing capacity was at the facility limit of $75.0 million as of September 30, 2010.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2010, the Company had $44.7 million of letters of credit outstanding of which $44.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insured program mentioned in the previous paragraph. As of September 30, 2010, surety bonds outstanding related to the self-insured program totaled $12.6 million collateralized by $6.6 million of restricted short-term investments in certificates of deposit.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE E – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2010	2009	2010	2009	2010	2009
	($ thousands)

Service cost	$2,235	$2,271	$—	$135	$35	$42
Interest cost	2,735	3,091	101	229	218	278
Expected return on plan assets	(3,043)	(2,359)	—	—	—	—
Transition obligation recognition	—	—	—	—	34	34
Amortization of prior service (credit) cost	(2)	(225)	—	349	—	—
Pension settlement expense	—	—	—	—	—	—
Recognized net actuarial loss and other	1,898	2,360	75	152	4	142
Net periodic benefit cost	$3,823	$5,138	$176	$865	$291	$496

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2010	2009	2010	2009	2010	2009
	($ thousands)

Service cost	$6,707	$6,812	$—	$435	$105	$127
Interest cost	8,203	9,271	309	766	653	833
Expected return on plan assets	(9,129)	(7,076)	—	—	—	—
Transition obligation recognition	—	—	—	—	101	101
Amortization of prior service (credit) cost	(5)	(673)	—	1,047	—	—
Pension settlement expense	—	—	178	158	—	—
Recognized net actuarial loss and other	5,692	7,080	204	422	13	426
Net periodic benefit cost	$11,468	$15,414	$691	$2,828	$872	$1,487

The Company’s full-year 2010 nonunion defined benefit pension plan expense is estimated to be $15.3 million compared to $20.6 million for the year ended December 31, 2009. Considering the volatility in the overall equity markets during 2010, the expected return on plan assets may not be achieved in the near term. Furthermore, declines in market interest rates during 2010 may result in a lower discount rate used to calculate the projected benefit obligation of the nonunion defined benefit pension plan at year-end, which could result in an increase in the pension liability. As of the plan’s December 31, 2010 measurement date, the impact on the pension liability as a result of the difference between the expected and actual return on plan assets along with changes in the applicable discount rate will be recognized as an actuarial gain or loss at year-end in other comprehensive income, net of taxes.

The Company was not required to make a cash contribution to its nonunion defined benefit pension plan; however, the Company made a voluntary tax-deductible contribution of $5.0 million to the plan in the third quarter of 2010. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

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

NOTE F – STOCKHOLDERS’ EQUITY

For the three months ended September 30, 2010, total comprehensive income was $0.6 million. For the nine months ended September 30, 2010, total comprehensive loss was $26.0 million. Total comprehensive loss for the three and nine months ended September 30, 2009 was $3.7 million and $33.5 million, respectively.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	September 30	December 31
	2010	2009
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(569)	$(639)
Unrecognized net periodic benefit costs	(66,158)	(71,916)
Increase in fair value of available for sale security	180	182
Total	$(66,547)	$(72,373)

After-tax amounts:
Foreign currency translation	$(348)	$(391)
Unrecognized net periodic benefit costs	(40,422)	(43,940)
Increase in fair value of available for sale security	118	119
Total	$(40,652)	$(44,212)

Dividends on Common Stock

On October 26, 2010, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of November 9, 2010.

The following table is a summary of dividends declared during the applicable quarter:

	2010		2009
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$777	$0.15	$3,847
Second quarter	$0.03	$777	$0.15	$3,893
Third quarter	$0.03	$786	$0.15	$3,892
Fourth quarter (2010 amount estimated)	$0.03	$786	$0.15	$3,891

NOTE G – EQUITY-BASED COMPENSATION

Stock Awards

As of September 30, 2010, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and originally provided for the granting of 1.5 million shares. In April 2010, shareholders approved an amendment to increase the number of shares that may be issued under the 2005 Plan by 700,000 shares. The awards may be granted as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of September 30, 2010, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding – January 1, 2010	838,304	$32.80
Granted	312,130	22.56
Vested	(128,003)	33.49
Forfeited	(31,073)	32.46
Outstanding – September 30, 2010	991,358	$29.49

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding – January 1, 2010	539,857	$26.16
Granted	—	—
Exercised	(30,900)	15.63
Forfeited	(11,200)	26.65
Outstanding – September 30, 2010(2)	497,757	$26.80	1.9	$2

(1)         The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on September 30, 2010 over the exercise price of the option.

(2)         Options outstanding at September 30, 2010 were vested and available to be exercised.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

NOTE H – LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	($ thousands, except share and per share data)
Basic loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(749)	$(5,573)	$(29,585)	$(39,173)
Effect of unvested restricted stock awards	(21)	(134)	(38)	(343)
Adjusted net loss	$(770)	$(5,707)	$(29,623)	$(39,516)

Denominator:
Weighted-average shares	25,199,123	25,047,975	25,166,678	25,047,270

Net loss per share	$(0.03)	$(0.23)	$(1.18)	$(1.58)

Diluted loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(749)	$(5,573)	$(29,585)	$(39,173)
Effect of unvested restricted stock awards	(21)	(134)	(38)	(343)
Adjusted net loss	$(770)	$(5,707)	$(29,623)	$(39,516)

Denominator:
Weighted-average shares	25,199,123	25,047,975	25,166,678	25,047,270
Effect of dilutive securities	—	—	—	—
Adjusted weighted-average shares and assumed conversions	25,199,123	25,047,975	25,166,678	25,047,270

Net loss per share	$(0.03)	$(0.23)	$(1.18)	$(1.58)

For the nine months ended September 30, 2010 and 2009, outstanding stock awards of 1,489,115 and 1,444,781, respectively, were not included in the diluted loss per share calculations because their inclusion would have the effect of decreasing the loss per share.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

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

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	($ thousands)
OPERATING REVENUES

ABF	$409,916	$369,763	$1,122,384	$1,036,681
Other revenues and eliminations	35,615	29,194	94,384	64,588
Total consolidated operating revenues	$445,531	$398,957	$1,216,768	$1,101,269

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$259,613	$248,093	$745,037	$726,817
Fuel, supplies and expenses	67,045	58,758	192,686	162,019
Operating taxes and licenses	11,229	10,590	32,438	31,657
Insurance	4,870	6,129	14,981	16,049
Communications and utilities	3,830	3,455	11,008	10,989
Depreciation and amortization	16,992	17,638	51,698	54,109
Rents and purchased transportation	46,830	37,576	120,771	97,819
Gain on sale of property and equipment	(74)	(254)	(498)	(1,215)
Other	2,141	1,768	5,101	6,092
	412,476	383,753	1,173,222	1,104,336
Other expenses and eliminations	34,831	27,441	91,397	65,069
Total consolidated operating expenses and costs	$447,307	$411,194	$1,264,619	$1,169,405

OPERATING INCOME (LOSS)
ABF	$(2,560)	(13,990)	$(50,838)	$(67,655)
Other income (loss) and eliminations	784	1,753	2,987	(481)
Total consolidated operating loss	(1,776)	(12,237)	(47,851)	(68,136)

OTHER INCOME (EXPENSE)
Interest and dividend income	313	666	920	2,399
Interest expense and other related financing costs	(853)	(357)	(1,853)	(1,041)
Other, net(1)	1,346	2,035	1,558	2,345
Total consolidated other income	806	2,344	625	3,703

LOSS BEFORE INCOME TAXES	$(970)	$(9,893)	$(47,226)	$(64,433)

(1)   Other, net includes gains on cash surrender value of life insurance policies.

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

At September 30, 2010 and December 31, 2009, the reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaling $1.3 million and $1.2 million, respectively, was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

NOTE K – SUBSEQUENT EVENTS

In October and November 2010, ABF entered into capital lease agreements to finance $10.5 million of revenue equipment and other equipment. The capital lease agreements specify the monthly base rent and interest rates for the 36-month and 60-month lease terms. The present values of net minimum lease payments will be recorded in long-term debt.

On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the National Master Freight Agreement (the “NMFA”) for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc.; every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Court”) against the parties previously named and Teamster Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – continued

appointment of a third party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Court to rule on the lawsuit.

ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employers who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC on three separate occasions starting in 2009. The grievance filed by ABF Freight System, Inc. is a claim that the IBT and the other named parties have violated the NMFA. The grievance and lawsuit seek to declare three amendments to the NMFA on behalf of YRC, including the ratification of the third amendment announced on October 30, 2010, null and void. The grievance and lawsuit also seek payment for damages associated with the amendments on behalf of YRC. Although the outcome of these legal proceedings cannot be predicted at this time, management believes the legal actions are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of Arkansas Best Corporation (the “Company”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s 2009 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). ABF, which represented 92% of consolidated revenues for the nine months ended September 30, 2010, is the Company’s only reportable operating segment.

Results of Operations

Consolidated Results

	Three Months Ended September 30
	2010	2009
	($ thousands, except workdays and per share data)

WORKDAYS	64.0	64.0

OPERATING REVENUES
ABF	$409,916	$369,763
Other revenues and eliminations	35,615	29,194
	$445,531	$398,957

OPERATING INCOME (LOSS)
ABF	$(2,560)	$(13,990)
Other and eliminations	784	1,753
	$(1,776)	$(12,237)

DILUTED LOSS PER SHARE	$(0.03)	$(0.23)

	Nine Months Ended September 30
	2010	2009
	($ thousands, except workdays and per share data)

WORKDAYS	190.5	190.0

OPERATING REVENUES
ABF	$1,122,384	$1,036,681
Other revenues and eliminations	94,384	64,588
	$1,216,768	$1,101,269

OPERATING INCOME (LOSS)
ABF	$(50,838)	$(67,655)
Other and eliminations	2,987	(481)
	$(47,851)	$(68,136)

DILUTED LOSS PER SHARE	$(1.18)	$(1.58)

Consolidated revenues for the three and nine months ended September 30, 2010 increased 11.7% and 10.2%, respectively, on a per-day basis compared to the same prior year period, with the increase primarily attributable to ABF operations. Consolidated revenue growth was also impacted by business operations that are reported in the Company’s revenues other than ABF, including increased roadside vehicle assistance services at Fleetnet America, Inc. and the effect of the acquisition, in late second quarter 2009, of a privately-owned logistics business.

For the three and nine months ended September 30, 2010, the Company reported consolidated operating losses of $1.8 million and $47.9 million, respectively. Consolidated operating loss for the three and nine months ended September 30, 2010, decreased $10.5 million and $20.3 million, respectively, from the same periods in 2009. The improvements in consolidated operating loss and net loss per share primarily reflect the operations of ABF, as discussed in the following sections of Results of Operations.

ABF Overview

On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage (defined as gross weight hauled), which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”). ABF’s operating performance is generally evaluated by comparison to prior year periods due to seasonal fluctuations which affect tonnage and shipment levels. The ABF key performance factors and operating results are discussed in the following paragraphs.

During the three and nine months ended September 30, 2010, ABF’s revenues increased 10.9% and 8.0%, respectively, on a per-day basis compared to the same periods in 2009. ABF’s third quarter 2010 operating ratio (defined as percent of operating expenses to revenues) improved to 100.6% from 103.8% in the third quarter 2009. For the nine months ended September 30, 2010, ABF’s operating ratio improved to 104.5% from 106.5% in the same period of 2009.

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2009 Annual Report on Form 10-K. The prolonged unfavorable economic environment has adversely impacted the business activities of ABF’s customers, which has reduced ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. Year-over-year tonnage began declining in the fourth quarter of 2006, and ABF experienced annual tonnage declines on a per-day basis of 5.3%, 4.2% and 11.4% in 2007, 2008 and 2009, respectively. Although ABF’s year-over-year tonnage trends began improving in the first quarter of 2010, tonnage levels remain depressed with third quarter 2010 tonnage per day 9.1% below third quarter 2006. For the three and nine months ended September 30, 2010, ABF’s tonnage improved 13.9% and 9.9%, respectively, on a per-day basis compared to the same periods of 2009. For the month of October 2010, average daily total tonnage for ABF increased approximately 16% compared to the same period last year. ABF’s management believes the 2010 increase in tonnage is representative of modest year-over-year improvement in general economic conditions as indicated by measures such as the Institute for Supply Management Purchasing Managers’ Index and the seasonally adjusted Industrial Production Index published by the Federal Reserve. Although there are indications of economic factors that could contribute to further year-over-year increases in tonnage, there can be no assurances that ABF will achieve or maintain improvements in operating results based on ABF’s current tonnage levels.

The industry pricing environment is another key factor in ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences ABF’s ability to obtain compensatory margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. This measure is affected by freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix. ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations, due to the difficulty in quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary to estimate true price changes. However, total company profitability for ABF is considered together with measures of billed revenue per hundredweight. Total billed revenue per hundredweight decreased 2.5% and 1.5% during the three and nine months ended September 30, 2010, respectively, versus the same periods of 2009. Excluding freight profile changes and increases in fuel surcharges, pricing on ABF’s traditional less-than-truckload (“LTL”) business experienced percentage declines in the low- to mid-single digits during the three and nine months ended September 30, 2010 compared to the same periods of 2009, despite the general rate increase implemented in January 2010. Effective January 11, 2010 and January 5, 2009, ABF implemented nominal general rate increases of 5.70% and 5.79%, respectively, although the amounts vary by lane and shipment characteristics. The January 2010 general rate increase affected approximately 45% of ABF’s business for the nine months ended September 30, 2010, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. Industry pricing has been at historically low levels. During the nine months ended September 30, 2010, the pricing environment was very competitive and management expects the pricing environment to remain competitive throughout the remainder of 2010. The competitive pricing environment has limited ABF’s ability to secure adequate prices to cover increasing operating costs and has adversely impacted ABF’s operating results.

ABF implemented a nominal general rate increase of 5.90% effective October 1, 2010 to cover known and expected cost increases. Certain industry competitors have also announced price increases with effective dates ranging from late September to early November 2010. ABF’s ability to retain the general rate increase and to increase rates on the remainder of its business is dependent on the competitive pricing environment. Obtaining base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. Although there can be no assurances, management believes that pricing levels may improve based on business conditions ABF has experienced since the end of third quarter 2010, which are reflective of continued customer acceptance of the recently-implemented rate increase along with increases in tonnage levels and other industry conditions.

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. ABF’s average fuel surcharge rate during the nine months ended September 30, 2010 was 38% above the average rate for the same period of 2009. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2010, the fuel surcharge mechanism had strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

As a result of the extended recessionary economic environment and its impact on tonnage levels, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, during prolonged periods of depressed tonnage levels, incremental reductions in labor and other operating costs become increasingly challenging and less effective as a larger proportion of ABF’s operating costs are fixed in nature when maintaining customer service levels. ABF’s ability to effectively manage labor costs, which amounted to 63.3% and 66.4% of ABF’s revenues for the three and nine months ended September 30, 2010, respectively, has a direct impact on its operating performance. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its current labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments. ABF Freight System, Inc. and the Teamsters National Freight Industry Negotiating Committee of the IBT reached a tentative agreement in April 2010 for a modification of the collective bargaining agreement, which included a proposed 15% wage reduction and a performance-based incentive plan. However, in May 2010, the modification was not ratified by a majority of ABF’s IBT member employees.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Competitors with lower labor cost structures have reduced freight rates to gain market share, which has further limited ABF’s ability to maintain or increase base freight rates. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results. ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employees who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as certain union competitors. On November 1, 2010, ABF Freight System, Inc. filed a grievance against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc.; every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed against the parties previously named and Teamsters Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. (See Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) The grievance filed by ABF Freight System, Inc. is a claim that the IBT and the other named parties have violated the NMFA. The grievance and lawsuit seek to declare three amendments to the NMFA on behalf of YRC, including the ratification of the third amendment announced on October 30, 2010, null and void. The grievance and lawsuit also seek payment for damages associated with the amendments on behalf of YRC. Although the outcome of these legal proceedings cannot be predicted at this time, management believes the legal actions are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

ABF Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	63.3%	67.1%	66.4%	70.1%
Fuel, supplies and expenses	16.4	15.9	17.2	15.6
Operating taxes and licenses	2.7	2.9	2.9	3.1
Insurance	1.2	1.7	1.3	1.5
Communications and utilities	0.9	0.9	1.0	1.1
Depreciation and amortization	4.2	4.8	4.6	5.2
Rents and purchased transportation	11.4	10.2	10.7	9.4
Gain on sale of property and equipment	—	(0.1)	—	(0.1)
Other	0.5	0.4	0.4	0.6
	100.6%	103.8%	104.5%	106.5%

ABF OPERATING LOSS	(0.6)%	(3.8)%	(4.5)%	(6.5)%

The following tables provide a comparison of key operating statistics for ABF:

	Three Months Ended September 30
	2010	2009	% Change

Workdays	64.0	64.0

Billed revenue(1) per hundredweight, including fuel surcharges	$23.38	$23.98	(2.5)%

Pounds	1,750,312,584	1,536,044,907	13.9%

Pounds per day	27,348,634	24,000,702	13.9%

Shipments per DSY(2) hour	0.482	0.483	(0.2)%

Pounds per DSY(2) hour	702.30	649.15	8.2%

Pounds per shipment	1,457	1,343	8.5%

Pounds per mile	19.74	19.02	3.8%

	Nine Months Ended September 30
	2010	2009	% Change

Workdays	190.5	190.0

Billed revenue(1) per hundredweight, including fuel surcharges	$23.52	$23.88	(1.5)%

Pounds	4,789,019,942	4,345,109,282	10.2%

Pounds per day	25,139,212	22,868,996	9.9%

Shipments per DSY(2) hour	0.483	0.488	(1.0)%

Pounds per DSY(2) hour	686.94	638.83	7.5%

Pounds per shipment	1,423	1,308	8.8%

Pounds per mile	19.94	19.13	4.2%

(1) Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(2) Dock, street and yard (“DSY”) measures are further discussed within the ABF Operating Expenses section of Results of Operations.

ABF Revenues

ABF’s revenue for the three and nine months ended September 30, 2010 was $409.9 million and $1,122.4 million, respectively, compared to $369.8 million and $1,036.7 million reported for the same periods in 2009. ABF’s revenue per day increased 10.9% and 8.0% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase in ABF’s revenue per day for the three and nine months ended September 30, 2010 was primarily impacted by increases in tonnage per day of 13.9% and 9.9%, respectively, and higher fuel surcharge revenues, which result from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index. ABF’s tonnage increase for the nine months ended September 30, 2010 was primarily attributable to an improved freight environment, particularly during the second and third quarters, compared to the historically low tonnage levels experienced in 2009. The tonnage improvement for the three and nine months ended September 30, 2010 reflects an increase in the number of shipments and an increase in weight per shipment, influenced by a higher proportion of truckload-rated business.

Billed revenue per hundredweight for the three and nine months ended September 30, 2010 was 2.5% and 1.5% below the same respective periods in 2009, despite the January 2010 general rate increase and year-over-year increases in fuel surcharge levels. The comparisons of billed revenue per hundredweight were also impacted by changes in freight profile including pounds per shipment, freight density and customer and geographic mix. For the three and nine months ended September 30, 2010, total pounds per shipment increased 8.5% and 8.8%, respectively, and ABF experienced a higher proportion of truckload-rated shipments. These freight profile changes have the effect of reducing the nominal revenue per hundredweight measure without a commensurate impact on effective pricing or shipment profitability. Excluding freight profile changes and increases in fuel surcharges, pricing on ABF’s traditional LTL business experienced percentage declines in the low- to mid-single digits during the three and nine months ended September 30, 2010 compared to the same periods of 2009.

ABF Operating Loss

ABF generated operating losses of $2.6 million and $50.8 million for the three and nine months ended September 30, 2010, respectively, versus operating losses of $14.0 million and $67.7 million during the same periods in 2009. ABF’s third quarter 2010 operating ratio improved to 100.6% from 103.8% in the third quarter of 2009. For the nine months ended September 30, 2010, ABF’s operating ratio improved to 104.5% from 106.5% in the same period of 2009. The improvement in ABF’s operating ratio for the three and nine months ended September 30, 2010 was primarily influenced by the tonnage-driven increase in revenue as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Despite the improved freight environment in the three and nine months ended September 30, 2010, the prolonged recessionary economic conditions and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. If tonnage remains at the current levels, ABF’s operating results will continue to be adversely impacted. ABF’s ability to improve its operating ratio is dependent on securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. For the three and nine months ended September 30, 2010, ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Salaries, wages and benefits expense as a percentage of revenue decreased 3.8% and 3.7% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to the increase in revenue associated with tonnage growth in the 2010 periods. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in salaries, wages and benefits expense as a percent of revenue was influenced by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the operating ratio for the three and nine months ended September 30, 2010 by 0.9% and 1.1%, respectively, compared to the prior year periods. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion pension and supplemental pension costs and suspension of the Company’s contributions to its nonunion 401(k) plan. Salaries, wages and benefits costs were further influenced by workers’ compensation expense, which was 0.4% lower as a percentage of revenue in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the higher severity of claims in the 2009 period. For the nine months ended September 30, 2010, workers’ compensation expense as a percent of revenue was slightly lower than the same period of 2009 and in line with ABF’s ten-year historical average.

Despite the decrease in salaries, wages and benefits expense as a percentage of revenue for the three and nine months ended September 30, 2010, these costs increased $11.5 million and $18.2 million compared to the same periods in 2009. The expense increase reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective on April 1, 2010 and 2009 were 1.9% and 1.8%, respectively. Health, welfare and pension benefit costs under the agreement increased 6.9% and 7.5% on August 1, 2010 and 2009, respectively.

Although ABF manages costs with business levels, the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Salaries, wages and benefits expense for the three and nine months ended September 30, 2010 was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the previous tables, including 8.2% and 7.5% increases in pounds per DSY hour and 3.8% and 4.2% increases in pounds per mile compared to the same prior year periods. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and the effect of increases in pounds per shipment reflecting changes in customer account profile and mix during the three and nine months ended September 30, 2010 compared to the same periods of 2009. Shipments per DSY hour were slightly lower in the three and nine months ended September 30, 2010 compared to the prior year periods due, in part, to changes in customer account profile and mix.

Fuel, supplies and expenses as a percentage of revenue increased 0.5% and 1.6% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 16.1% and 32.5%, respectively, during the three and nine months ended September 30, 2010, compared to the same periods in 2009.

Operating taxes and licenses decreased 0.2% of revenue for the three and nine months ended September 30, 2010 compared to the same periods in 2009, as a portion of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Insurance costs decreased 0.5% and 0.2% as a percentage of revenue for the three and nine months ended September 30, 2010 compared to the same prior year periods. These declines primarily reflect the decrease in severity of third-party casualty claims and lower cargo claims as a result of continued focus on careful cargo handling. As a percentage of revenue, third-party casualty expense year-to-date through September 30, 2010 was in line with ABF’s ten-year historical average.

Depreciation and amortization as a percentage of revenue decreased 0.6% for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in depreciation and amortization costs reflects the effect of the timing of replacing older, fully depreciated tractors with new tractors, partially offset by the effect of increased unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue increased by 1.2% and 1.3% for the three and nine months ended September 30, 2010 compared to the same prior year periods. These changes were impacted by an increase in rail utilization to 16% and 14% of total linehaul miles in the three and nine months ended September 30, 2010, respectively, from 13% and 12% in the comparable prior year periods. Rents and purchased transportation costs for the three and nine months ended September 30, 2010 were also impacted by higher fuel surcharges associated with rail services.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash and short-term investments on hand, cash generated by operations and borrowing capacity under its accounts receivable securitization program.

Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2010	2009
	($ thousands)

Cash and cash equivalents(1)	$99,506	$39,332
Short-term investments, primarily FDIC-insured certificates of deposit	45,751	93,861
Total unrestricted	145,257	133,193
Restricted(2)	50,755	50,857
Total(3)	$196,012	$184,050

(1)          Cash equivalents consist of money market funds.

(2)          Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A and Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(3)          Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices.

Unrestricted cash, cash equivalents and short-term investments increased $12.1 million from December 31, 2009 to September 30, 2010. During the nine months ended September 30, 2010, cash provided by operations of $21.9 million included federal and state income tax refunds of $32.0 million. Operating cash flows were also impacted by changes in working capital, primarily growth in accounts receivable associated with the improved business volumes, distributions to retired officers of $7.8 million under the unfunded supplemental benefit plan and a $5.0 million contribution to the nonunion pension plan. Cash provided by operations along with $11.4 million in proceeds from issuance of long-term debt related to capital leases were used to pay $10.1 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks), repay $5.2 million of long-term debt related to capital leases, pay dividends of $2.3 million on Common Stock and fund $0.9 million of capital expenditures net of proceeds from asset sales. During the nine months ended September 30, 2010, the acquisition of $21.4 million of revenue equipment (tractors and trailers used primarily in ABF’s operations) was financed through capital lease arrangements.

Cash, cash equivalents and short-term investments declined $28.5 million from December 31, 2008 to September 30, 2009. During the nine months ended September 30, 2009, cash, cash equivalents and short-term investments on hand combined with cash provided by operations of $23.9 million were utilized primarily for the purchase of revenue equipment and other property and equipment totaling $29.2 million net of asset sales, the payment of dividends on Common Stock of $11.6 million and the acquisition of a privately-owned logistics company for net cash consideration of $6.2 million including repayment of debt assumed in the acquisition. Cash provided by operating activities during the nine months ended September 30, 2009 included $15.5 million of contributions to the nonunion pension plan.

Financing Arrangements: The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds for an amount up to $75.0 million. Under this two-year agreement dated December 30, 2009, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.75% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of September 30, 2010, the Company was in compliance with the covenants. There have been no borrowings under this facility during 2010, and, based on qualifying accounts, the borrowing capacity was at the facility limit of $75.0 million as of September 30, 2010.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2010, the Company had $44.7 million of letters of credit outstanding of which $44.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insured program mentioned in the previous paragraph. As of September 30, 2010, surety bonds outstanding related to the self-insured program totaled $12.6 million collateralized by $6.6 million of restricted short-term investments in certificates of deposit.

In January 2010, ABF entered into capital lease agreements with 36-month terms to finance $11.4 million of revenue equipment that was acquired in 2009. During the nine months ended September 30, 2010, ABF entered into additional capital lease agreements with 36-month and 60-month terms to finance $21.4 million of revenue equipment acquired in 2010. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates as well as rental adjustment clauses for which the maximum amounts due to the lessor are included in the recorded capital lease obligations and the future minimum rent payments shown in Contractual Obligations within this section of MD&A. In October and November 2010, ABF entered into additional capital lease agreements with 36-month and 60-month terms to finance $10.5 million of revenue equipment and other equipment acquired in 2010. The Company intends to utilize capital lease arrangements to finance future purchases of certain revenue equipment.

Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of September 30, 2010. The Company’s 2009 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest(1)	$48,894	$12,669	$31,335	$3,930	$960
Operating lease obligations(2)	51,857	11,859	17,195	10,954	11,849
Purchase obligations(3)	16,448	16,448	—	—	—
Voluntary savings plan distributions(4)	5,678	2,316	1,319	374	1,669
Postretirement health expenditures(5)	8,201	665	1,494	1,541	4,501
Deferred salary distributions(6)	11,083	1,127	2,327	1,914	5,715
Supplemental pension distributions(7)	11,315	529	3,651	—	7,135
Noncontrolling interest in subsidiary(8)	2,558	—	—	2,558	—
Total	$156,034	$45,613	$57,321	$21,271	$31,829

(1) Capital lease obligations relate primarily to revenue equipment as discussed in Financing Arrangements within this section and Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2010, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $49.6 million for terminal facilities and $2.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.4 million related to Clipper Exxpress Company, a former subsidiary of the Company.

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

(5) Represents projected distributions over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $13.8 million as of September 30, 2010.

(6) Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As of September 30, 2010, the liability balance related to the deferred salary distributions totaled $8.2 million.

(7) Represents estimated distributions over the next ten years under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The SBP liability balance totaled $9.5 million as of September 30, 2010.

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

Other Liquidity Information: Prolonged recessionary economic conditions and the related impact on tonnage and pricing levels could continue to adversely affect the Company’s ability to generate cash from operations. Management believes existing cash, cash equivalents and short-term investments, cash generated by operations, and amounts available under the accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations and finance the Company’s lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Additional capital leases and other secured financing may also be used to fund capital expenditures.

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

Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of September 30, 2010 or December 31, 2009.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $51.9 million under operating lease agreements primarily for terminal facilities, as previously disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A. The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships.

Balance Sheet Changes

Accounts Receivable: Accounts receivable, less allowances, increased $30.4 million from December 31, 2009 to September 30, 2010, primarily due to an increase in revenue levels in September 2010 compared to December 2009.

Prepaid and Refundable Income Taxes: Prepaid and refundable income taxes decreased $17.7 million from December 31, 2009 to September 30, 2010, primarily reflecting federal and state income tax refunds of $32.0 million received during the nine months ended September 30, 2010.

Accounts Payable: Accounts payable increased $13.3 million from December 31, 2009 to September 30, 2010, due to an increase in business levels in September 2010 compared to December 2009.

Long-Term Debt: Long-term debt, including the current portion, increased $27.7 million from December 31, 2009 to September 30, 2010, as a result of additional capital lease financing the Company has secured in 2010 related to ABF revenue equipment as further discussed in Financing Arrangements of the Liquidity and Capital Resources section of MD&A.

Income Taxes

The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and, for the nine months ended September 30, 2009, the alternative fuel tax credit. The alternative fuel tax credit, which expired on December 31, 2009, increased the effective tax benefit rate by 0.9% for the nine months ended September 30, 2009. The Company made $2.7 million of federal and state tax payments during the nine months ended September 30, 2010 and received refunds of $32.0 million of federal and state taxes paid in prior years primarily from loss carrybacks allowed by the U.S. Internal Revenue Code. As a result of federal tax refunds received, the Company has realized $8.1 million of the federal tax benefit recorded in 2010.

At September 30, 2010, the Company had net deferred tax assets of $11.5 million. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax-planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverts to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through February 28, 2010, the end of the Company’s tax year. In some cases, state taxes paid in prior years will also be available for recovery by carryback of losses incurred for 2009 through February 28, 2010. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need approximately $33 million of future taxable income to realize net deferred tax assets as of September 30, 2010. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which would support deferred tax assets recorded as of September 30, 2010. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

At September 30, 2010 and December 31, 2009, valuation allowances for deferred tax assets totaled $2.5 million and $3.0 million, respectively. The valuation allowance decreased by $0.5 million from December 31, 2009 to September 30, 2010 primarily due to the expiration of certain state net operating loss and contribution carryforwards and changes in estimates of foreign tax credits that are more likely than not to be realized. Valuation allowances related to state net operating losses and contribution carryovers for which realization is not more likely than not totaled $2.0 million and $2.2 million at September 30, 2010 and December 31, 2009, respectively. In addition, valuation allowances of $0.5 million and $0.8 million at September 30, 2010 and December 31, 2009, respectively, were related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization is not more likely than not. The need for additional valuation allowances will be continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves which, for tax purposes, are generally only deductible when paid. In recent years, financial reporting income has exceeded taxable income. In 2009, and for the nine months ended September 30, 2010, the financial reporting loss exceeded the tax loss.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2009 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the nine months ended September 30, 2010. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue, accounting for leases and disclosures related to our participation in multiemployer plans.

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could impact the Company’s operating results. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during the replacement cycles at higher costs which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces including the value provided to the customer. During the three and nine months ended September 30, 2010, management believes ABF’s base LTL pricing declined compared to the same prior year periods. As discussed in the Results of Operations section of MD&A, the pricing environment has been very competitive during the economic recession and has limited ABF’s ability to offset inflationary and contractual cost increases.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS.

Subsequent to September 30, 2010, the Company filed a lawsuit against the following parties: the International Brotherhood of Teamsters; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc.; the Teamsters Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the National Master Freight Agreement; YRC Inc.; New Penn Motor Express, Inc.; and USF Holland, Inc. For further information related to this legal proceeding, see Note K, Subsequent Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

For information related to the Company’s legal proceedings arising in the ordinary course of business, see Note J, Legal Proceedings, Environmental Matters and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2010, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2010.

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

3.4

Third Amended and Restated Bylaws of the Company dated as of April 22, 2010 (previously filed as Exhibit 3.5 to the Form 10-Q, filed with the Commission on August 5, 2010, Commission File No. 000-19969, and incorporated herein by reference).

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: November 4, 2010	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Date: November 4, 2010	/s/ Michael E. Newcity
Michael E. Newcity
Vice President – Chief Financial Officer
and Principal Financial Officer