Form 10-K
period 2010-12-31
ARKANSAS BEST CORP /DE/
filed 2011-02-23
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2010.

[   ]               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to           .

Commission file number 0-19969

ARKANSAS BEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	71-0673405
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3801 Old Greenwood Road, Fort Smith, Arkansas	72903
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code        479-785-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2010, was $496,961,110.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 16, 2011, was 25,409,712.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 21, 2011, are incorporated by reference in Part III of this Form 10-K.

(This page intentionally left blank.)

ARKANSAS BEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•                  recessionary economic conditions;

•                 competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates;

•                  availability of fuel;

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

ITEM 1.      BUSINESS

Arkansas Best Corporation

Arkansas Best Corporation (the “Company”), a Delaware corporation, is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company is headquartered in Fort Smith, Arkansas. At December 31, 2010, the Company and its subsidiaries had a total of 10,750 active employees of which approximately 72% were members of labor unions.

ABF Business Overview

The Company’s principal operations are conducted through ABF Freight System, Inc., the Company’s largest subsidiary, and other subsidiaries of the Company, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. (collectively “ABF”). ABF is the Company’s only reportable operating segment. ABF’s revenues, which totaled $1.5 billion, accounted for 92% of the Company’s consolidated revenues in 2010. Note M to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information.

ABF has been in continuous service since 1923. ABF was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a local less-than-truckload (“LTL”) carrier that was originally organized in 1923. ABF expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF provides interstate and intrastate direct service to more than 44,000 communities through 275 service centers in all 50 states, Canada and Puerto Rico. Through arrangements with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well.

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

ABF provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. The majority of ABF deliveries are LTL shipments with truckload services offered to maximize equipment utilization. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in real estate and labor costs related to local pickup, delivery and cross-docking shipments, are somewhat more fixed in nature when maintaining service levels.

In addition to the traditional long-haul model, ABF has organically implemented over the last several years a regional network to facilitate its customers’ next-day and second-day delivery needs throughout the eastern two-thirds of the United States. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. ABF’s regional initiative has resulted in reduced transit times in approximately 34,000 lanes, representing over 45% of the lanes in ABF’s network. This integrated Dual System network allows ABF to offer consistent and continuous LTL service within a single-carrier platform regardless of distance. ABF has progressed toward improving next-day and second-day services among the major markets in the western third of the United States. Upon implementation, which is expected in March of 2011, ABF will have completed coast to coast expansion of its innovative Dual System network. Management has estimated the regional market to be nearly twice as large as the long-haul market, and ABF’s share of the regional market is estimated to be less than half of its share of the long-haul market.

ITEM 1.       BUSINESS – continued

During the year ended December 31, 2010, no single customer accounted for more than 4.0% of ABF’s revenues, and the ten largest customers accounted for 10.2% of ABF’s revenues. In 2010, ABF managed 4.5 million customer shipments weighing a total of 6.5 billion pounds for an average weight of 1,459 pounds per shipment. As of December 31, 2010, ABF operated approximately 3,800 tractors and 19,200 trailers that were used in its linehaul and local pickup and delivery operations.

ABF Employees

At December 31, 2010, ABF had a total of 10,186 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2010, such costs amounted to 65.5% of ABF’s revenues. Approximately 76% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). ABF’s current five-year agreement with the IBT extends through March 31, 2013. The agreement provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, which includes ABF contributions to various multiemployer plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer plans.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Competitors with lower labor cost structures have reduced freight rates during periods of lower available freight, resulting in increased pricing competition in the LTL market. ABF has communicated and continues its attempts to address with the IBT the effect of these matters on ABF’s operating results. As further discussed in Note O to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, management has taken legal actions which it believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

The Company believes that union companies experience lower employee turnover, higher productivity, lower loss and damage claims and lower accident rates compared to some nonunion carriers. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations. ABF believes that its labor force is one of the most experienced, having a driver turnover rate below the LTL industry average. Management believes that its high-quality employees are important to ABF’s focus on customer service and careful cargo handling. See the “Reputation and Responsibility” section below for information regarding ABF’s recognition for safety, claims prevention and employee leadership.

Competition, Pricing and Industry Factors

ABF competes with nonunion and union LTL carriers, including YRC National Transportation and YRC Regional Transportation (reporting units of YRC Worldwide Inc.), FedEx Freight Corporation, UPS Freight (a business of United Parcel Service, Inc.), Con-way Freight Inc., Old Dominion Freight Line, Inc., Saia, Inc. and Vitran Corporation Inc.

The trucking industry is highly competitive. ABF actively competes for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on price, service and providing logistics solutions to customers. ABF seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions. ABF’s careful cargo handling, as mentioned above, and its use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how ABF adds value to its services.

Competition for freight revenue has resulted in price reductions. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts from established pricing. ABF also charges

ITEM 1.       BUSINESS – continued

a fuel surcharge based upon changes in diesel fuel prices compared to a national index. Throughout 2010, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered.

The trucking industry, including ABF, is directly affected by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy. The trucking industry faces rising costs, including costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Freight shipments, operating costs and earnings are also adversely affected by inclement weather conditions. In addition, seasonal fluctuations affect tonnage levels. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.

The current hours of service rules regulating driving time for commercial truck drivers, announced by the U.S. Department of Transportation (“DOT”) in April 2003, became effective in January 2004. The rules allow a driver to drive up to 11 hours generally within a 14-hour window from the start of the workday, following at least 10 consecutive hours off duty. The operational impact of the current rules on ABF’s over-the-road linehaul relay network has been to provide modest opportunity to increase driver and equipment utilization and improve transit times. The rules also have allowed LTL carriers, such as ABF, to adjust their over-the-road linehaul relay network to take advantage of the 11 hours of drive time during a tour of duty. Impacts on the truckload industry have included a decline in driver utilization and flexibility and, as a result, truckload carriers have increased charges for stop-off and detention services, making LTL carriers somewhat more competitive on many larger shipments. The hours of service rules have been challenged in federal court, and future modifications to the rules may impact ABF’s operating practices and increase costs. The Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT issued its proposal of revised hours of service rules in December 2010. The proposed rules contain provisions to consider reducing the maximum driving time from 11 hours to 10 hours within the 14-hour driving window which may be extended to 16 hours twice in any seven calendar days, subject to new rest break requirements and a 13-hour on-duty time limitation. Also included in the proposed rules are changes to the restart period, the mandatory release of drivers upon reaching the fourteenth on-duty hour, the possibility of additional on-duty hour restrictions when driving time includes certain hours of the day and the limitation of consecutive driving hours. Although the proposed rules may be finalized in 2011, it is not yet known when, or whether or not, the rules will become effective.

The FMCSA issued a proposed rule in January 2011 that would require interstate commercial trucks to install electronic on-board recorders (“EOBRs”) to monitor compliance with hours of service regulations. The rule is expected to be finalized in 2012 and motor carriers are expected to be required to be in compliance with the final rule in 2015. ABF is in the early stages of developing an EOBR solution that will allow for the electronic capture of drivers’ hours of service, as well as for improvement in administrative, dispatch and maintenance efficiencies.

Technology

The Company’s advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology used by the Company have been developed internally and tailored specifically for customer or internal business processing needs.

ABF makes information readily accessible to its customers through various electronic pricing, billing and tracking services. Online functions tailored to the services requested by ABF customers include bill of lading generation, pickup planning, customer-intelligent price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting and extensible markup language, or XML, connectivity. This technology allows customers to incorporate data from ABF’s Internet server directly into their own Internet site or backend information systems. As a result, ABF’s customers can provide shipping information and support directly to their own customers.

Wireless technology enhances the speed and utility of the system by streamlining procedures across ABF’s transportation network. City drivers, dockworkers, dispatchers and others are connected to the system and customers in real time via handheld microbrowsers. This allows for more efficient shipment pickups, paperless dock operations and optimal load planning.

ITEM 1.       BUSINESS – continued

Insurance, Safety and Security

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $1.0 million of each cargo loss, generally $1.0 million of each third-party casualty loss and $1.0 million of each workers’ compensation loss. The Company maintains insurance which it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent. The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these states, depending on each state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate insurance coverage for 2011 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its motor carrier operations in the foreseeable future. As evidenced by being the only six-time winner of the American Trucking Associations President’s Trophy for Safety, the only five-time winner of the Excellence in Security Award and the only four-time winner of the Excellence in Claims/Loss Prevention Award, ABF believes that it has maintained one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

ABF is subject to the Compliance, Safety, Accountability (“CSA”) program of the FMCSA which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the DOT. CSA replaces the DOT’s prior safety measurement, Safestat, in an effort to improve the safety of commercial vehicles through proactive prevention to ultimately reduce crashes, injuries and fatalities. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories, as well as evaluation and intervention programs. Based on the published carrier scores for the first five categories of measurement updated in January 2011, ABF continued to demonstrate its best-in-class safety reputation, scoring well below the alert thresholds in all basic scoring categories. Generally, LTL carriers posted more favorable safety scores than truckload carriers. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

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

Environmental and Other Government Regulations

The Company is subject to federal, state and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, underground and aboveground storage tanks, contingency planning for spills of petroleum products and disposal of waste oil. New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built on or after January 1, 2010.

The Company’s subsidiaries store fuel for use in tractors and trucks in 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating less than $0.1 million over the last ten years, primarily at four sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

ITEM 1.       BUSINESS – continued

At December 31, 2010 and 2009, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company included in accrued expenses totaled $1.3 million and $1.2 million, respectively. Amounts accrued reflect management’s best estimate of the Company’s future undiscounted exposure related to identified properties based on current environmental regulations. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

Certain states have enacted legislation relating to engine emissions and/or fuel economy, such as the California Air Resources Board (“CARB”) regulations. At the present time, management believes that these regulations will not result in significant additional overall costs to the Company. However, there can be no assurance that more restrictive regulations will not be enacted. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs.

Reputation and Responsibility

The Company has a corporate culture focused on quality service and responsibility. In April 2010, ABF was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, leadership and technology, pricing and business relationship. In September 2010, ABF was listed for the fifth consecutive year on InformationWeek magazine’s “2010 Information Week 500,” which spotlights innovators in information technology. For the ninth consecutive year, ABF was ranked in the top ten on Selling Power magazine’s list of “Best Company to Sell For.” In February 2011, ABF was honored as one of the “Training Top 125” companies by Training magazine for the second year in a row. The employees of the Company are committed to the communities in which they live and work. In February 2009, the Company received the 2008 Outstanding Philanthropic Corporation Award by the Arkansas Community Foundation in recognition of the service that our employees have provided to exemplify the spirit of good citizenship, concern for the community and support of worthy philanthropic endeavors.

ABF is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed, ABF is the only six-time winner of the American Trucking Associations President’s Trophy for Safety, the only five-time winner of the Excellence in Security Award and the only four-time winner of the Excellence in Claims/Loss Prevention Award. ABF is the only carrier to earn both the Excellence in Claims/Loss Prevention Award and the Excellence in Security Award in the same year, which it has accomplished twice. In January 2011, three ABF drivers were named by the American Trucking Associations as “America’s Road Team Captains,” continuing the tradition of ABF’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF’s safety record. ABF also utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule and equipment replacement program. In 2006, ABF was accepted in the EPA’s SmartWay Transportation Partnership, a voluntary collaboration between the EPA and the freight industry designed to increase energy efficiency while significantly reducing air pollution. ABF has been awarded the highest performance score of 1.25 every year since it has been in the program. In June 2010, ABF was recognized as a “Green 50 Supply Chain Partner” in Inbound Logistics magazine’s annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Association’s Sustainability Task Force, ABF is participating in other opportunities to address environmental issues.

Financial Information About Geographic Areas

Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and, therefore, are not provided. The Company’s foreign operations are not significant.

ITEM 1.       BUSINESS – continued

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

ITEM 1A.   RISK FACTORS

Each of the following risk factors could adversely affect our business, operating results and financial condition. Our principal operations are conducted through our primary operating subsidiary, ABF. For 2010, ABF represented 92% of the Company’s consolidated revenues.

The transportation industry is affected by business risks that are largely out of our control, any of which could significantly reduce our operating results.

Factors that could have a negative impact on our performance in the future include, but are not limited to, general economic factors; an increasingly competitive industry and freight rate environment; loss of key employees; a workforce stoppage by our employees covered under our collective bargaining agreement; difficulty in attracting and retaining qualified drivers and/or dockworkers; volatile fuel prices as well as the rate of changes in associated fuel surcharges and the effect of fuel surcharge changes on securing increases in base freight rates and the inability to collect fuel surcharges or to obtain sufficient fuel supplies; antiterrorism measures; loss of third-party rail service providers; loss of market share to rail or other transportation sectors; violation of federal regulations and increasing costs for compliance with regulations; emissions-control regulations; violations of environmental laws or regulations; climate change legislation; costs or liabilities associated with legal proceedings; increasing capital requirements; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; decreases in the availability of new equipment; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; increases in the frequency and/or the severity of workers’ compensation and/or third-party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; delay in market penetration of our service and growth initiatives; unsuccessful business acquisitions; a failure of our information systems; weather or seasonal fluctuations, including any influence of climate change; and/or changes in accounting rules and requirements. The foregoing risks are largely out of our control and any one of these risks could have a significant adverse effect on our results of operations.

We are subject to general economic factors that are largely beyond our control, any of which could significantly reduce our operating results.

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles and changes in their business practices. Recessionary economic conditions may result in a general decline in demand for freight transportation services. The pricing environment generally becomes more competitive during economic recessions, which adversely affects the profit margin for our services. Customers may select transportation services based on pricing alone, which may result in a loss of business for us in some cases. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

We depend on suppliers for equipment, parts and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels could adversely impact our business and results of operations.

We are affected by the instability in the financial and credit markets that has created volatility in various interest rates and returns on invested assets in recent years. We have historically been subject to market risk due to variable interest rates, on all or a part of our borrowings under bank credit lines, and continue to be subject to such risk on our accounts receivable securitization facility. Changes in interest rates may increase our financing costs in the event we need to borrow against our accounts receivable securitization facility, enter into additional capital lease arrangements or obtain additional sources of financing. Furthermore, future financial market disruptions may adversely affect our ability to refinance our accounts receivable securitization facility, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing.

ITEM 1A.    RISK FACTORS – continued

Our qualified nonunion defined benefit pension plan trust also holds investments in equity and debt securities. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could further diminish the funded status of the nonunion pension plan and potentially increase our requirement to make contributions to the plan. Substantial future investment losses on plan assets would also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. In addition, a change in the rate used to discount our pension obligations for financial statement purposes would change the projected pension obligation and impact pension expense, and a change in the rate used to calculate our funding requirements under the Pension Protection Act (the “PPA”) would impact contributions required to fund our plan. An increase in pension expense may adversely impact our results of operations. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. We could also experience losses on investments related to our cash surrender value of variable life insurance policies, which may reduce our net income.

It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.

We operate in a highly competitive industry and our business could suffer if we were unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability and ability to compete in the transportation industry.

Numerous competitive factors could adversely impact our operating results. These factors include:

•                  We compete with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads, some of which have greater capital resources than we do or have other competitive advantages.

•                  Our nonunion competitors generally have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than ours and may impact our competitiveness in the LTL industry. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. The resulting increased pricing competition could limit our ability to maintain or increase freight rates, maintain our operating margins or grow tonnage levels.

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

•                  Our competitors may offer a broader portfolio of services or more effectively bundle their service offerings, which could impair our ability to maintain or grow our market share.

•                 The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. We could experience some competitive difficulties if the remaining LTL carriers, in fact, realize advantages because of their size.

Our management team is an important part of our business and loss of key employees could impair our success.

We benefit from the leadership and experience of our senior management team and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees could have an adverse effect on our operations and profitability.

ITEM 1A.    RISK FACTORS – continued

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

We operate in a highly competitive industry which consists predominantly of nonunion LTL carriers. Nonunion companies typically have similar wage costs but significantly lower fringe benefit costs compared to union companies. However, certain nonunion carriers reduced their wage rates for freight-handling and driving personnel in recent years, and wage and benefit concessions granted to certain union competitors have also allowed for a lower cost structure than that of ABF. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we were unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.

We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. Fuel prices have fluctuated significantly in recent years. For example, the average monthly price per gallon, excluding taxes, that we paid for fuel in 2009 and 2010 ranged from $1.38 to $2.57. We charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. The fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Whether fuel prices fluctuate or remain constant, operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2010, the fuel surcharge mechanism continued to have strong market acceptance among our customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. As fuel prices decline, lower fuel surcharge levels may over time improve our ability to increase other elements of margin, although there can be no assurances in this regard. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase.

We do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our fuel surcharge revenue and fuel-related costs. Volatile fuel prices will continue to impact the base rate increases we are able to secure and could continue to have an adverse effect on our operating results. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes which are not offset by freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

ITEM 1A.    RISK FACTORS – continued

Our business could be harmed by antiterrorism measures.

As a result of terrorist attacks on the United States, federal, state and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so.

We depend on transportation provided by rail services and increased costs or disruption of these services could adversely affect our operations.

In 2010, rail utilization accounted for 14.3% of our total miles. A reduction in the availability of rail services could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption in transportation services from our rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.

Our business could be adversely impacted by increased competition from freight transportation service providers outside the motor carrier freight transportation industry.

In addition to LTL and truckload motor carriers, we compete against other freight transportation service providers, including railroads. Certain challenges in the motor carrier freight transportation industry, such as the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; potential changes to driver hours of service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations, could result in more competitive service offerings of rail providers. Recent growth in the rail transportation sector has resulted from general economic improvement and a conversion of truckload to intermodal shipping. Our results of operations and financial condition could be adversely impacted if railroads or other freight transportation sectors gain a significant share of the market for our services.

We operate in a highly regulated industry and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as authorization to engage in motor carrier operations, safety, contract compliance, insurance requirements, taxation and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

In January 2004, we implemented the current DOT rules regulating driving time for commercial truck drivers. The rules have had a minimal impact upon our operations. However, future changes in these rules, including the proposed revision to the hours of service rules that were published in December 2010, could materially and adversely affect our operating efficiency and increase costs.

Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers and driver and/or business suspension for noncompliance. CSA scores are available to the general public. Shippers may be influenced by the scores in selecting a carrier to haul their freight and, although ABF is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours of service

ITEM 1A.        RISK FACTORS – continued

regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines or penalties. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs. In addition, we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

Increases in license and registration fees or taxes, including federal fuel taxes, or the implementation of new forms of operating taxes on the industry could also have an adverse effect on our operating results.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also store fuel in underground and aboveground tanks at some facilities. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage and hazardous waste disposal. If we were involved in a spill or other accident involving hazardous substances, or if we were found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on us that may adversely impact our results of operations. We may also be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects to our business.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, personal injury, property damage, safety and contract compliance, environmental liability and other matters. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position and results of operations. Our business reputation and our relationship with our employees may also be adversely impacted by our involvement in certain legal proceedings.

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

ITEM 1A.        RISK FACTORS – continued

Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect our earnings and cash flows.

Manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine design requirements mandated by the EPA intended to reduce emissions. New EPA engine design requirements became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built beginning January 1, 2010. A number of states have mandated, and states may continue to mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we were unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations were to decrease, we could incur impairment losses and our cash flows could be adversely affected.

During prolonged periods of decreased tonnage levels, we may make strategic fleet reductions. In addition, other trucking companies may reduce fleet levels during recessionary economic cycles, which could result in an increase in the supply of used equipment. If market prices for used revenue equipment decline, we could incur impairment losses on assets held for sale and our cash flows could be adversely affected.

The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.

Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. Engine manufacturers have made adjustments to the operating software since the introduction of these engines that have resulted in slightly improved fuel economy. Although we anticipate additional improvement in fuel economy as a result of the technologies to be implemented for compliance with the more stringent EPA requirements that became effective for engines built beginning January 1, 2010, our costs to acquire and maintain compliant equipment could increase substantially. If we are unable to offset resulting increases in equipment costs with higher freight rates and fuel economy savings, our results of operations could be adversely affected.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may also reduce their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may also reduce production creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment as economic conditions change. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

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

We currently contribute to 26 multiemployer pension plans, which vary in size and in funded status. In the event of the termination of certain multiemployer pension plans or if ABF were to withdraw from certain multiemployer pension plans, under current law, we would have material liabilities, the amounts of which could be in excess of our current ability to adequately finance, for our share of the unfunded vested liabilities of each such plan. We have not received notification of any plan termination, and we do not currently intend to withdraw from these plans.

ITEM 1A.        RISK FACTORS – continued

In 2006, the PPA became law and, together with related regulations, established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funded levels or that have projected funded deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funded levels over a defined period of time. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funded levels. Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2009, approximately 65% of our contributions to multiemployer pension plans, including the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”) discussed below, are made to plans that are in “critical status” and approximately 20% of our contributions to multiemployer pension plans are made to plans that are in “endangered status” as defined by the PPA.

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) was signed into law in June 2010. The Pension Relief Act includes provisions that may provide funding relief for multiemployer pension plans that satisfy certain solvency requirements. The Company has not received information from the multiemployer plan administrators regarding the impact, if any, of the Pension Relief Act on the funded status of the multiemployer pension plans to which we contribute. Due to their funded positions, certain plans may not be eligible for funding relief provisions of the Pension Relief Act because of its solvency requirements.

Approximately 55% of our multiemployer pension contributions are made to the Central States Pension Fund. The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in critical status. Our current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remains in critical status with a funded percentage of 63.1%. In accordance with PPA requirements, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010 which implements additional measures to improve the plan’s funded level, including establishing a minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. The updated rehabilitation plan also effectively caps the required pension contribution rates at the current levels for the rate class applicable to the NMFA; however, any changes to scheduled contribution rate increases under the current labor agreement, which ends on March 31, 2013, would be subject to approval by the bargaining parties. Despite these changes, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the Central States Pension Fund.

In 2005, the U.S. Internal Revenue Service (“IRS”) granted an extension of the period of time over which the Central States Pension Fund amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the fund. Due, in part, to the decline in asset values associated with the investment losses in the financial markets during 2008, the funded level of the Central States Pension Fund dropped below the targeted funding ratio set forth as a condition of the ten-year amortization extension beginning with the January 1, 2009 actuarial valuation. However, the amortization extension granted by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. Based on information currently available to the Company, the Central States Pension Fund has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event the IRS were to revoke the extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funded deficiency, the extent of which is currently unknown to the Company.

Other multiemployer pension plans in which ABF participates have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funded status as required by the PPA. We believe that the contribution rates under the current collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which we participate. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional contribution requirements in the form of a surcharge of an additional 5% to 10%. However, under our collective bargaining agreement which expires March 31, 2013, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase our overall contribution obligation. The plans’ trustees have the ability to take a wide range of actions to improve the funded status of the plans which include adopting an automatic five-year extension of the amortization period available under the PPA; requesting an additional five-year extension from the IRS; obtaining changes to or waivers of the requirements used by the plans to calculate funded levels; or modifying pension benefits.

ITEM 1A.        RISK FACTORS – continued

The underfunded status of many plans in which we participate developed over many years, and we believe that an improved funded status will also take time to be achieved. We believe that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans, or in certain cases, to extend the solvency of the funds by utilizing a combination of several possible initiatives as they have done in the past, although we cannot make any assurances in this regard. The trustees of the Central States Pension Fund concluded for the rehabilitation plan effective December 31, 2010, that imposing additional contribution increases in the current economic environment could risk irreparable harm to the financial condition of many contributing employers, thereby adversely impacting their ability to continue to make contributions to fund the pension plans. Any changes to scheduled contribution rate increases through March 31, 2013 under our current collective bargaining agreement would be subject to approval by the bargaining parties. While increasing employer contributions has historically served as a potential remedy to address the underfunded status, other alternatives that may be pursued by the trustees of underfunded plans include establishing a minimum retirement age, reducing or eliminating certain “adjustable benefits” of the plan or redesigning the plan structure. Furthermore, additional legislative changes or action taken by governmental agencies could provide relief.

As previously mentioned, the highly competitive industry in which we operate could impact the viability of contributing employers. In 2009, certain contributing competitors of ABF were granted concessions from the IBT which allowed for the suspension of multiemployer pension plan contributions for the eighteen-month period ending December 31, 2010. In 2010, this suspension was extended until June 1, 2011, at which time pension contributions are scheduled to resume at a significantly lower rate. The reduction of contributions by member employers, the impact of market risk on plan assets and liabilities and the effect of any one or combination of the aforementioned business risks, which are outside our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities and our future contribution requirements.

Ongoing claims expenses could have a material adverse effect on our operating results.

Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $1.0 million for each cargo loss and generally $1.0 million for each third-party casualty loss. Effective February 1, 2010, our self-insurance retention levels for medical benefits increased from $175,000 to $225,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. Significant increases in health care costs related to medical inflation, current and future federal and state regulation and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In addition, if we were to lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

We are required by certain states in which we are self-insured to provide letters of credit as collateral for workers’ compensation and third-party casualty claims liabilities, and we have a program in place with an insurance carrier for the issuance of surety bonds in support of our self-insurance program. We have agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit, which require cash or short-term investments to be pledged as collateral for the outstanding letters of credit. Our surety bonds are also collateralized by restricted short-term investments in certificates of deposit. Estimates made by the states and the insurance carrier of our future exposure for our self-insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self-insurance program, which could increase the amount of our cash equivalents and short-term investments restricted for use and unavailable for operational or capital requirements.

Increased insurance premium costs could have an adverse effect on our operating results.

Our recent insurance renewals did not result in significant changes in premiums; however, insurance carriers may increase premiums for many companies, including transportation companies, in the coming years. We could also experience additional increases in our insurance premiums in the future if our claims experience worsens. If our insurance or claims expenses were to increase and we were unable to offset the increase with higher freight rates, our earnings could be adversely affected.

ITEM 1A.        RISK FACTORS – continued

Market penetration of our service and growth initiatives may take longer than anticipated.

The level of revenues expected to be generated from our development of second-day service lanes, next-day lanes and same-day service offerings may be impacted by actions of our competitors and by general economic conditions. Maintaining and developing these services requires ongoing investment in personnel and infrastructure. Depending upon the timing and level of revenues generated from these service initiatives, as well as other service offerings that supplement our motor carrier freight operations, the related results of operations and cash flows we anticipate from these initiatives and additional offerings may not be achieved.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any future acquisitions.

We evaluate acquisition candidates from time to time and may acquire assets and businesses that we believe complement our existing assets and business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. The degree of success of acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends in part upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management’s attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses and liabilities. The diversion of the attention of management from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.

Our information technology systems are subject to certain risks that are beyond our control.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. Our information systems are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We have a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for work space, telephones and desktop computers for basic operations within 48 hours of a catastrophe that renders our corporate headquarters unusable. An emergency communications Web site has also been constructed to provide information to our employees and customers during such a disaster. We have business interruption insurance, including, in certain circumstances, insurance against terrorist attacks under the federal Terrorism Risk Insurance Act of 2002, which would offset losses up to certain coverage limits in the event of a catastrophe. However, a significant system failure, security breach, disruption by a virus or other damage could still interrupt or delay our operations, damage our reputation and cause a loss of customers.

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

Our financial statements may be impacted by future changes in accounting rules and requirements.

Future changes in accounting rules and disclosure requirements could significantly impact our reported financial results and the comparability of financial statements. There are numerous new accounting proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the

ITEM 1A.        RISK FACTORS – continued

recognition of revenue, accounting for leases and disclosures related to our participation in multiemployer plans. Furthermore, a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards could change the way we account for, disclose and present various aspects of our financial position, results of operations or cash flows. Potential future changes in accounting rules and regulations could be time-consuming and costly to implement.

We are also subject to risks and uncertainties that affect many other businesses, including:

•                  Any liability resulting from and the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour and discrimination claims, and any other legal proceedings;

•                  Widespread outbreak of an illness or communicable disease or public health crisis; and

•                  Operational or market disruptions, including infrastructure damage, increases in costs of supplies or significant declines in demand for our services arising from adverse weather conditions or natural calamities, such as hurricanes, earthquakes or tornadoes, and from illegal acts, including terrorist attacks.

Our results of operations and financial condition could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.

As of December 31, 2010, ABF operated out of 275 terminal facilities, 10 of which also serve as distribution centers. The Company owns 122 of these facilities and leases the remainder from nonaffiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,704
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,235
Winston-Salem, North Carolina	150	174,560
Atlanta, Georgia	226	158,209
South Chicago, Illinois	274	152,810
North Little Rock, Arkansas	196	150,512
Dallas, Texas	196	144,170
Albuquerque, New Mexico	85	71,020

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,916

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements.

ITEM 3.      LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note O, Legal Proceedings, Environmental Matters and Other Events included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.      REMOVED AND RESERVED

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The Common Stock of Arkansas Best Corporation (the “Company”) trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABFS.” The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend
2009
First quarter	$31.24	$15.84	$0.15
Second quarter	31.56	17.98	0.15
Third quarter	34.56	24.02	0.15
Fourth quarter	33.54	23.31	0.15
2010
First quarter	$30.94	$21.39	$0.03
Second quarter	33.52	19.78	0.03
Third quarter	25.40	18.84	0.03
Fourth quarter	29.08	23.26	0.03

At February 16, 2011, there were 25,409,712 shares of the Company’s Common Stock outstanding, which were held by 316 stockholders of record.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, financial condition and other factors. There are no material contractual restrictions on our ability to declare dividends. In response to the prolonged freight recession, the Board of Directors of the Company reduced the quarterly dividend beginning in the first quarter of 2010 to $0.03 per share. On January 26, 2011, the Board of Directors declared a quarterly dividend of $0.03 per share to stockholders of record on February 9, 2011.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. The Company’s Board of Directors authorized stock repurchases of up to $25.0 million in 2003 and an additional $50.0 million in 2005. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board’s discretion. The Company has made no repurchases of its Common Stock since 2007.

As of December 31, 2010, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

ITEM 6.      SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2010. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2010	2009(1)	2008	2007	2006(2)
	($ thousands, except per share data)
Statement of Income Data:
Operating revenues	$1,657,864	$1,472,901	$1,833,052	$1,836,878	$1,881,500
Operating income (loss)	(54,545)	(168,706)	48,524	84,844	124,679
Income (loss) from continuing operations before income taxes	(53,797)	(165,518)	49,910	90,791	131,519
Provision (benefit) for income taxes	(21,376)	(37,996)	20,742	33,966	51,018
Income (loss) from continuing operations attributable to Arkansas Best Corporation(3)	(32,693)	(127,889)	29,168	56,825	80,501
Income (loss) from continuing operations per common share, diluted(3)	(1.30)	(5.12)	1.14	2.23	3.13
Cash dividends declared per common share(4)	0.12	0.60	0.60	0.60	0.60

Balance Sheet Data:
Total assets	860,951	869,546	972,298	983,349	938,716
Current portion of long-term debt	14,001	3,603	159	171	249
Long-term debt (including capital leases and excluding current portion)	42,657	13,373	1,457	1,400	1,184

Other Data:
Net capital expenditures, including capital leases(5)	41,886	43,676	41,996	86,102	135,550
Depreciation and amortization	71,565	75,226	76,872	77,318	67,727

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

(3)          In 2010 and 2009, loss from continuing operations excludes a noncontrolling interest in net income of a subsidiary of $0.3 million and $0.4 million, respectively.

(4)          In January 2010, the Company’s Board of Directors reduced the quarterly cash dividend to $0.03 per share.

(5)   Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

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

Organization of Information

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements we make in this section due to a number of factors that are discussed in Part I of this Form 10-K beginning on page 4. MD&A is comprised of three major sections: Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies. Other matters discussed within MD&A include Environmental and Legal Matters, Seasonality, Effects of Inflation and the Economic Environment. The three major sections include the following information:

•                  Results of Operations includes an overview of the Company’s consolidated 2010 results compared to 2009, and 2009 results compared to 2008. The consolidated overview is followed by a financial summary and analysis of ABF’s 2010 results compared to 2009, and 2009 results compared to 2008. This section also includes a discussion of key actions and events that impacted the results.

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

RESULTS OF OPERATIONS

Consolidated Results

Consolidated net loss was $32.7 million in 2010 compared to net loss of $127.9 million in 2009 and net income of $29.2 million in 2008. These results primarily reflect the operations of ABF, including the impact of a noncash goodwill impairment charge in 2009 in the amount of $64.0 million, which was nondeductible for tax purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

	Year Ended December 31
	2010	2009	2008
	($ thousands, except workdays and per share data)
WORKDAYS	252.0	251.5	252.5
OPERATING REVENUES
ABF	$1,533,242	$1,384,419	$1,758,780
Other revenues and eliminations	124,622	88,482	74,272
	$1,657,864	$1,472,901	$1,833,052
OPERATING INCOME (LOSS)
ABF	$(58,271)	$(168,465)	$48,435
Other and eliminations	3,726	(241)	89
	$(54,545)	$(168,706)	$48,524

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(32,693)	$(127,889)	$29,168

DILUTED EARNINGS (LOSS) PER SHARE	$(1.30)	$(5.12)	$1.14

Consolidated revenues increased 12.3% on a per-day basis for 2010 compared to 2009, preceded by a 19.3% decrease in 2009 revenues compared to 2008. The year-over-year changes in consolidated revenues are primarily attributable to changes in ABF’s tonnage and revenue per hundredweight measure, which were impacted by economic and other industry factors. Consolidated revenue growth in 2010 compared to 2009 was also impacted by business operations that are reported in the Company’s revenues other than ABF, including increased roadside vehicle assistance services at FleetNet America, Inc. and the effect of the acquisition, in late second quarter 2009, of a privately-owned logistics business.

Consolidated operating loss decreased $114.2 million in 2010 compared to 2009. The 2009 operating loss includes the previously mentioned goodwill impairment charge of $64.0 million (nondeductible for tax purposes), or $2.55 per share, and pension settlement expense of $4.6 million (pre-tax), or $0.11 per share. Pension settlement expense was $0.2 million (pre-tax) with no comparable per share impact in 2010 and $1.5 million (pre-tax) or $0.04 per share in 2008. Excluding impairment and settlement charges, consolidated operating loss was $54.4 million and $100.2 million for 2010 and 2009, respectively, compared to operating income of $50.1 million for 2008. Consolidated net loss excluding these charges was $1.30 per share and $2.46 per share in 2010 and 2009, respectively, compared to net income of $1.18 per share for 2008. The changes in consolidated operating results and per share amounts for 2010, 2009 and 2008 primarily reflect the operations of ABF, as discussed in the following sections of Results of Operations.

ABF Overview

ABF represented 92%, 94% and 96% of the Company’s consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively. ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of this Annual Report on Form 10-K. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”). The ABF key performance factors and operating results are discussed in the following paragraphs.

During the year ended December 31, 2010, ABF’s revenues increased 10.5% on a per-day basis compared to 2009. ABF’s 2009 revenues decreased 21.0% on a per-day basis compared to 2008 revenues. These changes in revenue primarily reflect changes in tonnage levels and, for the 2009 to 2008 comparison, a decrease in revenue per hundredweight, including fuel surcharges. Tonnage per day for the year ended December 31, 2010 increased by 11.2% compared to 2009 following year-over-year tonnage declines on a per-day basis of 11.4% and 4.2%, respectively, in 2009 and 2008. ABF’s 2010 operating ratio improved to 103.8% from 112.2% in 2009, or 107.2% in 2009 after excluding the goodwill impairment charge and supplemental pension settlement expense, compared to 97.2% in 2008. The ABF operating results are more fully discussed below in the ABF Results sections of MD&A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The unfavorable economic environment in recent years has adversely impacted business activities of ABF’s customers, which has reduced ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. ABF’s tonnage began declining on a year-over-year basis during the fourth quarter of 2006. Although ABF experienced quarterly increases in year-over-year tonnage on a per-day basis throughout 2010, tonnage levels in 2010 were 10.6% below 2006 levels. ABF’s year-over-year tonnage trends continue to be positive during the first quarter of 2011, although tonnage levels have been impacted by severe weather conditions. Quarter-to-date through mid-February 2011, average daily total tonnage for ABF increased approximately 13% compared to the same period last year. Tonnage levels are normally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. ABF’s management believes the 2010 increase in tonnage that has continued into 2011 reflects a combination of business generated from additional customers and year-over-year improvement in general economic conditions as indicated by measures such as the Institute for Supply Management Purchasing Managers’ Index and the seasonally adjusted Industrial Production Index published by the Federal Reserve. Although there are indications of economic factors that could contribute to further year-over-year increases in tonnage, there can be no assurances that ABF will achieve or maintain improvements in operating results based on ABF’s current tonnage levels.

The industry pricing environment is another key to ABF’s operating performance. The pricing environment, which generally becomes more competitive during periods of lower tonnage levels, influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight along with changes in other freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix can affect the average billed revenue per hundredweight measure. Since pricing is established individually by account, ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

In 2010, ABF managed 4.5 million customer shipments requiring evaluation of numerous pricing arrangements that are impacted by various freight profile factors mentioned above. Approximately 45% of ABF’s business is subject to a base less-than-truckload (“LTL”) tariff and priced through a general rate increase combined with individually negotiated discounts. Rates on the other 55% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. On average, ABF evaluated over 4,000 pricing proposals each month during 2010. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated contracts. The remaining individually negotiated pricing arrangements are priced in the market considering their unique freight profile and based on value provided by ABF to the customer.

Effective October 1, 2010 and January 11, 2010, ABF implemented nominal general rate increases on its LTL base rate tariff of 5.90% and 5.70%, respectively, although the amounts vary by lane and shipment characteristics. The October 2010 and January 2010 general rate increases are in line with increases announced by other LTL carriers. Prices on accounts subject to annually negotiated contracts increased an average of approximately 3.0%. Despite the general rate increases and increases in contractual pricing, the 2010 total billed revenue per hundredweight measure decreased 0.5% from 2009. Fuel surcharge and freight profile factors have a significant impact on the revenue per hundredweight measure. The impact of freight profile changes and the fuel surcharge on reported billed revenue per hundredweight are further discussed in the ABF Results section of MD&A. Excluding changes in freight profile and fuel surcharges, average 2010 pricing on ABF’s traditional LTL business was below the 2009 average with the percentage decline in the low single digits. This decline reflects the consequence of the positive effect of price increases tending to diminish over time and more rapidly during highly competitive pricing environments. ABF’s general rate increase has historically eroded at a rate of approximately 25 basis points per month after the implementation of the price increase. In addition to erosion of the general rate increase, pricing on ABF’s traditional LTL business was impacted by turnover of customer accounts and pricing in the spot market business. Industry pricing in 2010 and 2009 has been at historically low levels during related periods of lower available tonnage as pricing became a primary driver of competition while many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. The competitive pricing environment has limited ABF’s ability to secure adequate prices to cover increasing operating costs and has adversely impacted ABF’s operating results.

Although there can be no assurances, management believes that pricing levels may improve based on business conditions experienced since the end of the third quarter 2010, reflecting continued customer acceptance of ABF’s October 2010 rate increase along with increases in tonnage levels and other industry conditions. Fourth quarter 2010 total billed revenue per hundredweight increased 2.4% compared to fourth quarter 2009, representing the first improvement in the year-over-year quarterly comparison of the revenue per hundredweight measure since third quarter 2008. Excluding changes in freight profile and fuel surcharges, average fourth quarter 2010 pricing on ABF’s traditional LTL business increased year-over year and on a sequential quarter basis, with slight improvement above the fourth quarter 2009 average and with percentage increases in the low single digits above the third quarter 2010 average.

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Fuel prices have fluctuated significantly during the past three years. ABF’s average monthly fuel price per gallon, excluding taxes, decreased from the July 2008 high of $4.00 to a low of $1.38 in March 2009 and subsequently increased to $2.57 in December 2010. Fuel prices and related fuel surcharge rates have continued to increase subsequent to December 31, 2010. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2010, the fuel surcharge mechanism continued to have strong market acceptance among ABF customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. During the economic recession in recent years, ABF has not been able to adequately increase other elements of margin primarily due to the competitive freight environment which has been influenced by lower levels of available tonnage. Higher fuel surcharges, along with a competitive environment, could limit ABF from securing adequate increases in base LTL freight rates.

As a result of the extended recessionary economic environment and its impact on tonnage levels, ABF has implemented cost reduction programs. ABF is generally effective in managing its costs to business levels. However, during prolonged periods of depressed tonnage levels, incremental reductions in labor and other operating costs become increasingly challenging and less effective as a larger proportion of ABF’s operating costs are fixed in nature when maintaining customer service levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 65.5%, 70.1% and 59.6% of ABF’s revenues for 2010, 2009 and 2008, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF section of MD&A. Contractual wage rates under the NMFA will increase 1.7% on April 1, 2011 and contractual health, welfare and pension benefit rates will increase 6.5% on August 1, 2011. Nonunion medical costs are also estimated to increase for the Company as a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively “health care reform legislation”) which became law in March 2010. In addition to normal inflationary increases in health care costs, management estimates that the health

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

care reform legislation could result in higher costs under the Company’s self-insured medical plan during 2011, with percentage increases over 2010 in the low single digits. As provisions of the health care reform legislation are phased in during each of the next few years, additional costs associated with the implementation of these provisions will likely increase the costs of medical benefits provided to the Company’s nonunion employees.

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

In April 2010, ABF and the Teamsters National Freight Industry Negotiating Committee of the IBT reached a tentative agreement on a modification of ABF’s collective bargaining agreement, subject to ratification by a majority of ABF’s IBT member employees who chose to vote. The modification proposed a 15% wage reduction, inclusive of scheduled increases, for ABF’s employees covered by the collective bargaining agreement that extends through March 31, 2013. The modification proposed that the wage reduction in place would be reduced by five percentage points on April 1 of the following year if, for any calendar year during the life of the modification, ABF had an annual operating ratio below 97% or, alternatively, if ABF’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) exceeded $99.5 million. The modification included a provision for equal reduction in total compensation (defined as wages plus health and welfare and pension or retirement benefits) for nonunion employees, inclusive of the effect of previous reductions for nonunion employees since January 1, 2008. The modification did not provide for a reduction of health, welfare and pension benefits for IBT member employees and did not propose to reduce ABF’s contribution rates to multiemployer health, welfare and pension plans. To more effectively align labor costs with business levels, the modification provided for IBT member employees and nonunion employees to earn quarterly incentives relative to ABF’s operating performance. On May 24, 2010, the IBT announced that ABF’s IBT member employees had voted to reject the modification. Approximately 80% of eligible ABF IBT members voted with 56% of the votes cast against the contract modification.

Management believes that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employees who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as certain union competitors. On November 1, 2010, ABF Freight System, Inc. filed a grievance against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc.; every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”), claiming that the IBT and the other named parties have violated the NMFA. A lawsuit was simultaneously filed with the United States District Court for the Western Division of Arkansas (the “Court”) against the parties previously named and Teamsters Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The grievance and lawsuit seek to declare three amendments made to the NMFA on behalf of YRC, including the ratification of the third amendment announced on October 30, 2010, null and void. The grievance and lawsuit also seek payment for damages associated with the amendments made on behalf of YRC. On December 20, 2010, the Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis). Although the outcome of the continued legal proceedings cannot be predicted at this time, management believes the legal actions are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry. Legal and advisory fees associated with negotiations and litigation related to the NMFA increased ABF’s operating expenses by $4.2 million in 2010 compared to 2009. Management expects legal and advisory fees to continue but at a lower level during 2011 contingent upon the extent and duration of this matter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABF Results: 2010 Compared to 2009

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Year Ended December 31
	2010	2009
ABF Operating Expenses and Costs

Salaries, wages and benefits	65.5%	70.1%
Fuel, supplies and expenses	17.2	16.0
Operating taxes and licenses	2.8	3.1
Insurance	1.2	1.5
Communications and utilities	1.0	1.0
Depreciation and amortization	4.5	5.2
Rents and purchased transportation	11.1	9.9
Pension settlement expense	–	0.4
Gain on sale of property and equipment	(0.1)	(0.1)
Other	0.6	0.5
Goodwill impairment charge	–	4.6
	103.8%	112.2%

ABF Operating Loss	(3.8)%	(12.2)%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2010	2009	% Change

Workdays	252.0	251.5

Billed revenue(1) per hundredweight, including fuel surcharges	$23.68	$23.81	(0.5)%

Pounds	6,475,551,715	5,814,325,308	11.4%

Pounds per day	25,696,634	23,118,590	11.2%

Shipments per DSY(2) hour	0.481	0.485	(0.8)%

Pounds per DSY(2) hour	688.37	641.87	7.2%

Pounds per shipment	1,432	1,323	8.2%

Pounds per mile	19.80	19.11	3.6%

(1)          Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(2)          Dock, street and yard (“DSY”) measures are further discussed within ABF Operating Expenses section of the ABF Results sections.

ABF Revenues

ABF’s revenue for the year ended December 31, 2010 was $1,533.2 million, compared to $1,384.4 million reported in 2009, for an increase of 10.5% on a per-day basis. The increase in ABF’s revenue per day for 2010 compared to 2009 was primarily impacted by an increase in tonnage of 11.2% per day and higher fuel surcharge revenues, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index.

ABF’s tonnage increase was primarily attributable to an improved freight environment, particularly during the last three quarters of 2010, compared to the historically low tonnage levels experienced in 2009 combined with business from customers that are new to ABF. The tonnage improvement for 2010 reflects an increase in the number of shipments and an increase in weight per shipment, influenced by a higher proportion of truckload-rated business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Effective October 1, 2010, January 11, 2010 and January 5, 2009, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.90%, 5.70% and 5.79%, respectively, although the amounts vary by lane and shipment characteristics. The October 2010 and January 2010 general rate increases affected approximately 45% of ABF’s business for the three and twelve months ended December 31, 2010, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year.

Reflecting the very competitive pricing environment, total billed revenue per hundredweight decreased 0.5% for the year ended December 31, 2010 compared to 2009, despite the general rate increases implemented on January 11, 2010 and October 1, 2010 and year-over-year increases in fuel surcharge levels. The decrease in billed revenue per hundredweight was also impacted by changes in freight profile, including pounds per shipment, freight density and customer and geographic mix. In 2010, total pounds per shipment increased 8.2% and ABF experienced a higher proportion of truckload-rated shipments. These freight profile changes have the effect of reducing the nominal revenue per hundredweight measure without a commensurate impact on effective pricing or shipment profitability. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced low single-digit percentage declines in 2010 compared to 2009. As previously discussed in the ABF Overview section of MD&A, management believes that the pricing environment improved in late 2010 with indications of customer acceptance of the October 1, 2010 general rate increase and a 2.4% increase in fourth quarter 2010 total billed revenue per hundredweight compared to the fourth quarter 2009 measure.

ABF Operating Loss

ABF generated an operating loss of $58.3 million in 2010 versus the 2009 operating loss of $168.5 million, or $99.9 million after excluding goodwill impairment and pension settlement charges. ABF’s 2010 operating ratio improved to 103.8% from 112.2%, or 107.2% excluding goodwill impairment and pension settlement charges, in 2009. The improvement in ABF’s operating ratio for 2010 was influenced by the tonnage-driven increase in revenue as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Despite the improved freight environment in 2010 as compared to 2009, the prolonged recessionary economic conditions and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. If tonnage remains at the current levels, ABF’s operating results will continue to be adversely impacted. ABF’s ability to improve its operating ratio is dependent on securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Salaries, wages and benefits expense increased $34.5 million for the year ended December 31, 2010 compared to 2009 reflecting the increased tonnage levels. The expense increase also reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective on April 1, 2010 and 2009 were 1.9% and 1.8%, respectively. Health, welfare and pension benefit costs under the NMFA increased 6.9% and 7.5% on August 1, 2010 and 2009, respectively.

Salaries, wages and benefits expense as a percentage of revenue for the year ended December 31, 2010 decreased 4.6% compared to 2009. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in salaries, wages and benefits expense as a percent of revenue was also influenced by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the 2010 operating ratio by 1.0% compared to 2009. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion pension and supplemental pension costs and suspension of the Company’s contributions to its nonunion 401(k) plan.

Although ABF manages costs with business levels, the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. Shipments per dock, street and yard (“DSY”) hour and total pounds per mile are measures ABF uses to assess the effectiveness of labor costs. Shipments per DSY hour is used to measure effectiveness in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, average length of haul and the degree to which

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

rail service is used. For 2010, salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the previous table, including a 7.2% increase in pounds per DSY hour and a 3.6% increase in pounds per mile compared to 2009. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and the effect of increases in pounds per shipment, reflecting changes in customer account profile and mix during 2010 compared to 2009.

Fuel, supplies and expenses as a percentage of revenue increased 1.2% in 2010 compared to 2009. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 28.5% in 2010 compared to 2009.

Operating taxes and licenses decreased 0.3% of revenue for 2010 compared to 2009, as portions of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Insurance costs decreased 0.3% as a percentage of revenue in 2010 compared to 2009, primarily reflecting a decrease in severity of third-party casualty claims and lower cargo claims as a result of continued focus on careful cargo handling. In 2010, third-party casualty expense as a percent of revenue was in line with ABF’s ten-year historical average.

Depreciation and amortization as a percentage of revenue decreased 0.7% compared to 2009. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in depreciation and amortization charges in 2010 reflects a delay in the timing of replacing older, fully depreciated tractors with new tractors. This delay in equipment replacement was influenced by reduced mileage on certain tractors during the recessionary business environment in recent years. The decrease in depreciation and amortization costs as a percentage of revenue was partially offset by the effect of higher unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue increased by 1.2% in 2010 compared to 2009, primarily reflecting an increase in rail utilization from 12% of total miles in 2009 to 14% in 2010 and higher fuel surcharges associated with rail services. The increase in rents and purchased transportation costs was also impacted by growth in ABF’s import business.

Pension settlement expense decreased 0.4% as a percentage of revenue in 2010 compared to 2009, as obligations settled from the Company’s supplemental benefit pension plan in 2010 totaled $0.5 million compared to $15.5 million related to officer retirements in 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABF Results: 2009 Compared to 2008

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Year Ended December 31
	2009	2008

ABF Operating Expenses and Costs

Salaries, wages and benefits	70.1%	59.6%
Fuel, supplies and expenses	16.0	19.4
Operating taxes and licenses	3.1	2.7
Insurance	1.5	1.2
Communications and utilities	1.0	0.9
Depreciation and amortization	5.2	4.2
Rents and purchased transportation	9.9	9.0
Pension settlement expense	0.4	–
Gain on sale of property and equipment	(0.1)	(0.2)
Other	0.5	0.4
Goodwill impairment charge	4.6	–
	112.2%	97.2%

ABF Operating Income (Loss)	(12.2)%	2.8%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2009	2008	% Change

Workdays	251.5	252.5

Billed revenue(1) per hundredweight, including fuel surcharges	$23.81	$26.70	(10.8)%

Pounds	5,814,325,308	6,586,822,376	(11.7)%

Pounds per day	23,118,590	26,086,425	(11.4)%

Shipments per DSY hour	0.485	0.483	0.4%

Pounds per DSY hour	641.87	633.97	1.2%

Pounds per shipment	1,323	1,313	0.8%

Pounds per mile	19.11	18.97	0.7%

(1)          Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

ABF Revenues

ABF’s revenue for the year ended December 31, 2009 was $1,384.4 million, compared to $1,758.8 million reported in 2008, for a decrease of 21.0% on a per-day basis. The decrease in ABF’s revenue per day in 2009 compared to 2008 primarily reflects tonnage declines of 11.4% per day and a decrease in billed revenue per hundredweight of 10.8%, which was attributable to lower fuel surcharges and a very competitive pricing environment.

Effective January 5, 2009 and February 4, 2008, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.79% and 5.45%, respectively, although the amounts vary by lane and shipment characteristics. For 2009, the general rate increase affected approximately 45% of ABF’s business, while rate increases on

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. Excluding decreases in fuel surcharges and the freight profile changes discussed below, pricing on ABF’s traditional LTL business experienced low single-digit percentage declines in 2009 compared to 2008 despite the general rate increases.

ABF’s 10.8% decrease in billed revenue per hundredweight for the year ended December 31, 2009 compared to 2008 was also impacted by changes in freight profile such as pounds per shipment, freight density and customer and geographic mix. Total weight per shipment for 2009 increased 0.8% compared to 2008, which has the effect of decreasing the nominal revenue per hundredweight measure without a commensurate impact on effective pricing or shipment profitability. For the year ended December 31, 2009, the decrease in billed revenue per hundredweight compared to 2008 reflected a very competitive pricing environment.

ABF Operating Loss

ABF generated an operating loss in 2009 of $168.5 million, or $99.9 million after excluding goodwill impairment and pension settlement charges, versus operating income of $48.4 million in 2008. ABF’s 2009 operating ratio increased to 112.2%, or 107.2% excluding goodwill impairment and pension settlement charges, from 97.2% in 2008. The increase in ABF’s operating ratio in 2009 was influenced by the declines in tonnage levels and billed revenue per hundredweight mentioned above. The increase in ABF’s operating ratio, excluding the impact of the 2009 charges, reflects the effect of base LTL rates not adequately covering increases in elements of unit cost, including contractual wage rates, as discussed below. ABF’s operating ratio was also impacted by other changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Salaries, wages and benefits expense decreased $78.3 million for the year ended December 31, 2009 but as a percentage of revenue increased by 10.5% compared to 2008. Portions of salaries, wages and benefits are fixed in nature and increase, as a percent of revenue, during periods of lower revenues, including fuel surcharge revenues which ABF experienced during 2009 as compared to 2008. The increase in salaries, wages and benefits as a percentage of revenue was impacted by contractual increases under the NMFA. The annual contractual wage increases effective on April 1, 2009 and 2008 were 1.8% and 2.2%, respectively. On August 1, 2009 and August 1, 2008, health, welfare and pension benefit costs under the agreement increased 7.5% and 8.1%, respectively. The increase in salaries, wages and benefits as a percentage of revenue in 2009 was also impacted by an $8.4 million increase in nonunion employee benefit plan costs, primarily attributable to an increase in amortization of net actuarial losses related to the nonunion defined benefit pension plan in 2009 as a result of the effect of 2008 market declines on pension assets.

Salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as measured by pounds per DSY hour and pounds per mile. For 2009, pounds per DSY hour increased 1.2% and pounds per mile increased 0.7%, reflecting improved management of labor costs but also the effect of a 0.8% increase in pounds per shipment. However, the historically depressed tonnage levels that continued from the fourth quarter of 2008 throughout 2009 and the prolonged period of an unfavorable economic environment had a significant impact on ABF’s operating results due to ABF’s inability to correspondingly adjust its cost structure throughout the ABF system.

Fuel, supplies and expenses as a percentage of revenue decreased 3.4% in 2009 compared to 2008, primarily reflecting a 43.2% decrease in the average price per gallon of diesel fuel, excluding taxes.

Insurance costs as a percentage of revenue increased 0.3% from 2008 primarily due to an increase in severity of third-party casualty claims. Third-party casualty claims in 2009 as a percent of revenue were 0.2% above ABF’s ten-year historical average.

Depreciation and amortization as a percentage of revenue increased 1.0% compared to 2008 reflecting higher depreciation on road tractors and trailers due to increased unit costs of equipment purchased in 2008 and 2009 and the effect of replacing older, fully depreciated trailers with new trailers.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are unrestricted cash and short-term investments, cash generated by operations and borrowing capacity under its accounts receivable securitization program.

Cash Flow and Short-Term Investments: Components of cash and cash equivalents and short-term investments were as follows:

	December 31	December 31
	2010	2009
	($ thousands)

Cash and cash equivalents(1)	$102,578	$39,332
Short-term investments, primarily FDIC-insured certificates of deposit	39,288	93,861
Total unrestricted	141,866	133,193
Restricted(2)	51,661	50,857
Total(3)	$193,527	$184,050

(1)	Cash equivalents consist of money market funds.
(2)

Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A and Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(3)

Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2010 and 2009, cash and certificates of deposit of $48.1 million and $50.4 million, respectively, exceeded FDIC-insured limits.

Unrestricted cash, cash equivalents and short-term investments increased $8.7 million from December 31, 2009 to December 31, 2010. During 2010, cash provided by operations of $26.3 million included federal and state income tax refunds, net of payments, of $31.0 million. Operating cash flows were also impacted by changes in working capital, primarily growth in accounts receivable associated with the improved business volumes, distributions to retired officers of $8.3 million under the unfunded supplemental benefit plan and a $5.0 million contribution to the nonunion defined benefit pension plan. The $14.5 million increase in cash provided by operations in 2010 compared to 2009 primarily reflected improvement in freight tonnage and its related impact on ABF’s operating results.

Cash provided by operations along with $11.4 million from the issuance of long-term debt related to capital leases were used to pay $8.9 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks), pay $8.1 million of long-term debt related to capital leases, pay dividends of $3.1 million on Common Stock and fund $5.5 million of capital expenditures net of proceeds from asset sales. Revenue equipment (tractors and trailers used primarily in ABF’s operations) and other equipment totaling $36.3 million were financed through capital lease arrangements during 2010.

Cash, cash equivalents and short-term investments declined $37.0 million from December 31, 2008 to December 31, 2009. During 2009, cash, cash equivalents and short-term investments on hand combined with cash provided by operations of $11.8 million and proceeds from the issuance of long-term debt related to capital leases of $15.0 million were used primarily for the purchase of revenue equipment and other property and equipment totaling $43.1 million net of proceeds from asset sales, the payment of dividends on Common Stock of $15.5 million and the acquisition of a privately-owned logistics

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

company for net cash consideration of $6.2 million including repayment of debt assumed in the acquisition. The $93.5 million decline in cash provided by operations during 2009 compared to 2008 primarily reflected the impact of the weak freight tonnage environment on ABF’s operating results.

Cash, cash equivalents and short-term investments increased $45.5 million from December 31, 2007 to December 31, 2008. During 2008, cash provided by operations of $105.3 million was primarily used to purchase revenue equipment and other property and equipment totaling $41.7 million net of asset sales and pay dividends of $15.3 million. Contributions to the nonunion defined benefit pension plan were $25.0 million in 2008.

Financing Arrangements: The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds for an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of December 31, 2010, the Company was in compliance with the covenants. There were no borrowings under this facility during 2010 or 2009, and, based on qualifying accounts, the borrowing capacity was $75.0 million and $74.0 million, respectively, as of December 31, 2010 and 2009.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company provides letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2010 and 2009, respectively, the Company had $45.7 million and $48.9 million of letters of credit outstanding of which $45.1 and $48.5 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. Prior to the LC Agreements, the Company arranged for the letters of credit as a part of the Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated May 4, 2007. The Company’s borrowing capacity was limited to $22.6 million under the Credit Agreement prior to its termination in December 2009. There were no borrowings outstanding under the Credit Agreement on the date of termination and no amounts had been borrowed during 2009. Deferred financing costs of $1.0 million were expensed in the fourth quarter of 2009 in conjunction with the termination of the Credit Agreement.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program described in the previous paragraph. As of December 31, 2010 and 2009, surety bonds outstanding related to the self-insurance program totaled $12.6 million and $7.1 million, respectively. The outstanding bonds at December 31, 2010 were collateralized by $6.5 million of restricted short-term investments in certificates of deposit.

In January 2010 and December 2009, ABF entered into capital lease agreements to finance $11.4 million and $15.0 million, respectively, of revenue equipment acquired in 2009. During 2010, ABF entered into additional capital lease agreements to finance $36.3 million of revenue and other equipment acquired in 2010. These capital lease agreements specify the monthly base rent and interest rates for the 36-month and 60-month lease terms as well as rental adjustment clauses for which the maximum amounts due to the lessor are included in the recorded capital lease obligation and the future minimum rent payments shown in the Contractual Obligations table within this section of MD&A. The present values of net minimum lease payments are recorded in long-term debt. The Company will consider utilizing capital lease arrangements to finance future purchases of certain revenue equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of December 31, 2010:

	Payments Due by Period
	($ thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest(1)	$61,722	$16,218	$38,644	$5,951	$909
Operating lease obligations(2)	51,123	12,109	17,185	10,909	10,920
Purchase obligations(3)	2,246	2,246	–	–	–
Voluntary savings plan distributions(4)	5,761	1,887	1,301	279	2,294
Postretirement health expenditures(5)	7,326	603	1,288	1,295	4,140
Deferred salary distributions(6)	10,803	1,134	2,301	1,888	5,480
Supplemental pension distributions(7)	10,786	–	3,651	–	7,135
Noncontrolling interest in subsidiary(8)	2,550	–	–	2,550	–
Total	$152,317	$34,197	$64,370	$22,872	$30,878

(1) Capital lease obligations relate primarily to revenue equipment, as discussed in Financing Arrangements within this section and Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of December 31, 2010, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $48.8 million for terminal facilities and $2.3 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes. In addition, the Company has provided lease guarantees through March 2012 totaling $0.3 million related to Clipper Exxpress Company, a former subsidiary of the Company.

(3) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to equipment. These purchase authorizations are included in the Company’s 2010 capital expenditure plan (see the following Capital Expenditures section).

(4) The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP. The Company credits participants’ accounts with applicable rates of return based on investments selected by the participants. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2010, VSP related assets totaling $5.8 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are included in the contractual obligations table above. Future distributions are subject to change for retirement, death or disability of current employees.

(5) The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees pay a portion of the premiums under the plan according to age and coverage levels. The Company’s projected distributions presented in the table above reflect estimated premiums related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $13.9 million as of December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

(6) The Company has deferred salary agreements with certain employees of the Company. The Company’s projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities or early retirements of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $6.8 million as of December 31, 2010.

(7) The Company has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers of the Company and certain subsidiaries. Distributions presented above represent estimated amounts over the next ten years. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $9.3 million as of December 31, 2010.

Effective January 1, 2006, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP and deferred salary agreement programs to new entrants. In place of these programs, officers appointed after 2005 participate in a long-term cash incentive plan that is based in part upon a proportionate weighting of the Company’s three-year average return on capital employed and in part on the Company achieving specified levels of profitability, earnings per share growth or shareholder returns compared to a peer group, as specifically defined in the plan. Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits under the SBP, resulting in a plan curtailment (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). In connection with the election to freeze benefits, the Compensation Committee provided the SBP participants an option to freeze their SBP benefits without early retirement penalties and continue participation in the deferred salary agreement program or to freeze their benefits in both the SBP and deferred salary agreement program and begin participation in the long-term cash incentive plan.

(8) Noncontrolling interest in subsidiary represents the option, provided to noncontrolling shareholders, to sell to the Company their remaining interest in a logistics business, which the Company acquired during the second quarter of 2009. The option to sell may not be exercised until the sixth anniversary of the acquisition date at a price determined by a formula, which amount is consistent with the noncontrolling interest recorded in the balance sheet.

Based upon current information, the Company does not expect to have cash outlays for required minimum contributions, but could make tax-deductible contributions, to its nonunion defined benefit pension plan in 2011. As of December 31, 2010, the nonunion pension plan was underfunded by $42.8 million, or 19.2%, on a projected benefit obligation basis (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ABF contributes to multiemployer health, welfare and pension plans based on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures: The following table sets forth the Company’s historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2010	2009	2008
	($ thousands)

Capital expenditures, gross including capital leases	$47,765	$48,589	$59,069
Less financing from capital lease obligations(1)	(36,343)	(545)	(340)
Capital expenditures, net of capital leases	11,422	48,044	58,729
Less proceeds from asset sales	(5,879)	(4,913)	(17,073)
Total capital expenditures, net	$5,543	$43,131	$41,656

(1)          Capital lease proceeds presented do not include proceeds from the issuance of $11.4 million and $15.0 million of long-term debt in 2010 and 2009, respectively, associated with capital lease transactions which have been presented as financing activities in the consolidated statements of cash flows included in Part II, Item 8 of this Annual Report on Form 10-K.

The variation in the Company’s net capital expenditures for the years presented above primarily relate to changes in ABF’s capital expenditures, proceeds from asset sales and the use of capital leases to finance the expenditures. Including amounts

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

financed with capital leases, capital expenditures net of proceeds from asset sales totaled $41.9 million, $43.7 million and $42.0 million in 2010, 2009 and 2008, respectively. The decrease from 2009 to 2010 primarily reflected $6.7 million less spending on ABF road trailers partially offset by $4.1 million more spending on real estate primarily related to ABF’s terminal operations. The Company’s 2009 net capital expenditures were above 2008 levels primarily reflecting $12.2 million lower proceeds from asset sales partially offset by $4.0 million less spending on road trailers and $5.6 million less spending on real estate for terminal operations.

In 2011, net capital expenditures are estimated to be in a range of $65.0 million to $85.0 million, which relates primarily to ABF. The low end of this expected 2011 range consists primarily of revenue equipment approximating $47.0 million. The increase over 2010 includes 35 more tractors and 400 more trailers, which are primarily replacements, as well as higher expected unit costs. The remainder of the low end of the expected capital expenditures range includes estimated costs of real estate for terminal operations and other capital expenditures (including dock/yard equipment and technology) of approximately $18.0 million. The Company has the flexibility to adjust planned 2011 capital expenditures as business levels dictate. There is the potential for additional 2011 capital expenditures above the low-end figure of $65.0 million. These expenditures could include an expansion in the trailer fleet as business levels dictate. The amount of net capital expenditures could also be impacted by the extent of capital lease financing available and utilized.

Depreciation and amortization expense is estimated to be approximately $70.0 million to $75.0 million in 2011.

Other Liquidity Information: Cash, cash equivalents and short-term investments, including amounts restricted, totaled $193.5 million at December 31, 2010. The Company has generated $26.3 million, $11.8 million, and $105.3 million of operating cash flow for the years 2010, 2009 and 2008, respectively. Prolonged recessionary economic conditions and the related impact on tonnage and pricing levels could continue to adversely affect the Company’s ability to generate cash from operations. Management believes existing cash, cash equivalents and short-term investments, cash generated by operations, and amounts available under the accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations; finance the Company’s lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Additional capital leases and other secured financing may also be used to fund capital expenditures.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors, including net worth limitations under the Company’s securitized accounts receivable facility. On January 26, 2011, the Company’s Board of Directors declared a dividend of $0.03 per share to stockholders of record on February 9, 2011.

Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2010 or 2009.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $51.1 million under operating lease agreements primarily for terminal facilities as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Balance Sheet Changes

Accounts Receivable: Accounts receivable, less allowances, increased $30.0 million from December 31, 2009 to December 31, 2010, primarily due to an increase in revenue levels in December 2010 compared to December 2009.

Long-Term Debt and Current Portion of Long-Term Debt: Long-term debt, including the current portion, increased $39.7 million from December 31, 2009 to December 31, 2010, as a result of additional capital lease financing that the Company secured in 2010 related to ABF revenue equipment as further disclosed in the Financing Arrangements of the Liquidity and Capital Resources section of MD&A.

Income Taxes

The Company’s effective tax benefit rates were 39.7% and 23.0% of pre-tax losses for 2010 and 2009, respectively, and the tax provision rate was 41.6% of pre-tax income for 2008. The lower effective tax benefit in 2009 primarily reflects the $64.0 million write-off of goodwill which was a nondeductible item. For 2010 and 2009, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, life insurance proceeds, the alternative fuel tax credit and the write-off of nondeductible goodwill in 2009. The Company made $4.7 million of federal and state tax payments during the year ended December 31, 2010 and received refunds of $35.7 million of federal and state taxes paid in prior years primarily from loss carrybacks allowed by the U.S. Internal Revenue Code and certain states.

For 2011, the effective tax rate will depend on pre-tax income or loss levels. The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors could cause the 2011 tax rate to vary significantly from the statutory rate. Specifically, continued losses could limit the Company’s ability to recognize tax benefits, which would result in a significantly lower benefit rate. Low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.  Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2011 may be substantially less than tax benefits that may be recorded related to any continuing operating losses, although these tax benefits may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not.

Net deferred tax assets totaled $13.3 million as of December 31, 2010. Net deferred tax assets include $22.8 million related to unamortized nonunion pension and postretirement benefit costs that are included in accumulated other comprehensive loss. This deferred tax asset is reduced as the unamortized benefit costs are subsequently amortized to pension expense. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax-planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverted to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through February 28, 2010, the end of the Company’s prior tax year.  Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need $38.0 million of future taxable income to realize net deferred tax assets recorded as of December 31, 2010. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies that would support deferred tax assets recorded as of December 31, 2010. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the deferred tax assets related to these expense items are expected to be fully realized.

At December 31, 2010 and December 31, 2009, valuation allowances for deferred tax assets totaled $2.5 million and $3.0 million, respectively. The valuation allowance had a net decrease of $0.5 million from December 31, 2009 to December 31, 2010 primarily due to the expiration of certain state net operating loss and contribution carryforwards, the

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

expectation of realization of certain state net operating loss and contribution carryforwards in the state of Arkansas, the increase in valuation allowances for certain state net operating losses related to ABF, and changes in estimates of the amount of foreign tax credits that were considered to be more likely than not to be realized. Valuation allowances related to state net operating losses and contribution carryovers for which realization was not more likely than not totaled $1.8 million and $2.2 million at December 31, 2010 and December 31, 2009, respectively. In addition, valuation allowances of $0.7 million and $0.8 million at December 31, 2010 and December 31, 2009, respectively, were recorded related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization was not considered to be more likely than not. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which, for tax purposes, are generally only deductible when paid. In most recent years, financial reporting income has exceeded taxable income. For 2010 and 2009, the financial reporting loss exceeded the tax loss.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are based on prior experience and other assumptions that management considers reasonable in the Company’s circumstances. Actual results could differ from those estimates under different assumptions or conditions, which would affect the related amounts reported in the financial statements. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue, accounting for leases and disclosures related to ABF’s participation in multiemployer plans.

The accounting policies (see Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) that are “critical” to understand the Company’s financial condition and results of operations and that require management to make the most difficult judgments are described as follows.

Revenue Recognition: The Company utilizes a bill-by-bill analysis to establish estimates of ABF’s revenue in transit for recognition in the appropriate reporting period under the accounting policy for revenue recognition. ABF recognizes revenue based on relative transit times in each reporting period with expenses being recognized as incurred. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. The Company reports revenue and purchased transportation expense on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup or delivery of freight but remains the primary obligor.

Allowance for Doubtful Accounts: The Company estimates its allowance for doubtful accounts based on the Company’s historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would decrease operating results by $0.4 million on a pre-tax basis.

Revenue Equipment: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

revenue equipment based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. ABF has reported gains on the sale of its assets in the amount of $1.3 million, $1.4 million, and $3.7 million in 2010, 2009, and 2008, respectively. The Company has historically purchased revenue equipment with cash or financed revenue equipment through capital leases rather than utilizing off-balance-sheet financing.

The Company reviews its long-lived assets, including property, plant, equipment and capitalized software that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment. ABF’s equipment replacement program and strict maintenance schedules have served to minimize declines in the value of revenue equipment. Management determined that long-lived assets were not impaired as of December 31, 2010.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The measurement of goodwill impairment consists of two steps. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment.

The evaluation of goodwill impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the reporting unit. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the fair value of the operations could materially affect the impairment analysis.

Under the first step of the goodwill impairment evaluation, the aggregate carrying amount of the reporting unit is compared to its fair value utilizing an equal combination of valuation methods, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. The valuation determined by the market approach was not significantly different from the value derived by the income approach.

To determine the EBITDA multiple, the Company obtains information from third parties for the EBITDA multiples observed for recent acquisitions. For the annual impairment tests of the goodwill balance, this marketplace EBITDA multiple was in the mid- to high-single digit range.

The discounted cash flows model utilized in the income approach incorporates discount rates and projections of future revenue growth rates, operating margins and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for the Company and the industry at a point in time. The Company includes a cash flow period of ten years in the income approach and an annual revenue growth rate assumption that is generally consistent with historical trends.

The annual impairment testing on the goodwill balance of $3.7 million, which related to the second quarter 2009 acquisition of a privately-owned logistics company that is included in the Company’s business operations other than ABF, was performed as of October 1, 2010 and it was determined that there was no impairment of the recorded balance.

Prior to December 31, 2009, the Company had a goodwill balance of $64.0 million attributable to ABF as a result of a 1988 leveraged buyout. The goodwill impairment test performed in the fourth quarter of 2009 resulted in a goodwill impairment charge of $64.0 million for the entire balance of ABF’s goodwill. This impairment charge resulted from several factors, including ABF’s significant fourth quarter 2009 operating loss, a lower cash flow forecast due to the challenging industry

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

environment as reflected in historically low daily tonnage levels and an aggressive pricing environment and significant deterioration in equity valuations for other similar LTL industry participants. The goodwill impairment charge, which was not tax deductible, was included in 2009 operating expenses within the ABF segment. The noncash goodwill impairment charge did not directly impact the Company’s normal business operations, liquidity or credit availability under its existing facilities, although the factors leading to the goodwill impairment have negatively impacted the Company’s operating results.

All of the recorded intangible assets other than goodwill are related to the 2009 acquisition of a privately-owned logistics company that is included in the Company’s business operations other than ABF. This intangible asset, which totaled $2.8 million as of December 31, 2010 and 2009, is deemed to have an indefinite life and therefore is not amortized but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Fair values are determined based on a discounted cash flow model, similar to the goodwill analysis described above. The annual impairment testing on the indefinite-lived intangible asset was performed as of October 1, 2010 and it was determined that there was no impairment of the recorded balance.

Nonunion Defined Benefit Pension Expense: The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits are generally based on years of service and employee compensation. Nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on expense are the expected return on plan assets, the rate used to discount the plan’s obligations and the assumed compensation cost increase.

The following table provides the key assumptions used for 2010 compared to those it anticipates using for 2011 nonunion pension expense:

	Year Ended December 31
	2011	2010

Discount rate	4.7%	5.3%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	3.2%	3.2%

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

At December 31, 2010, the nonunion defined benefit pension plan had $56.9 million in unamortized actuarial losses, for which the amortization period is approximately nine years. The Company amortizes actuarial losses over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized. The Company’s 2011 nonunion pension expense is estimated to include amortization of actuarial losses of $6.2 million. The comparable amounts for 2010 and 2009 were $7.6 million and $9.4 million, respectively. The Company’s 2011 total nonunion pension expense will be available before its first quarter 2011 Form 10-Q filing and, based on currently available information, is expected to be approximately 10% to 15% below the 2010 expense of $15.3 million, with the decrease primarily due to the lower amortization of actuarial losses.

The nonunion defined benefit pension plan assets include investments in cash equivalents, fixed income securities and equity mutual funds totaling $147.1 million, which are reported at fair value based on quoted market prices (i.e., classified as

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $33.2 million are fixed income security investments, primarily corporate debt instruments, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). See Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures related to the nonunion defined benefit pension plan.

Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2010 and 2009, these limits are $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $64.7 million and $70.2 million at December 31, 2010 and 2009, respectively. The Company does not discount its claims liabilities.

Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. A 1% increase in the estimate of claim development would increase total 2010 expense for workers’ compensation and third-party casualty claims by approximately $0.2 million. Actual payments may differ from management’s estimates as a result of a number of factors, including increases in medical costs and other case-specific factors. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.

Environmental and Legal Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with these regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating less than $0.1 million over the last ten years, primarily at four sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

At December 31, 2010 and 2009, the reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.3 million and $1.2 million, respectively, which is included in accrued expenses in the consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. This estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future. The Company is unable to determine with any certainty the effects of any future climate change legislation the proposals that have been introduced. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes which are not offset by freight rate increases or fuel surcharges could have a material adverse impact on our results of operations. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on the Company that may adversely impact the results of operations. The Company may also be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope and extent of any future regulation or customer requirements become known, management cannot predict the effect on the Company’s cost structure or operating results.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

On January 12, 2011, PODS Enterprises, Inc. (“PODS”) filed a lawsuit in the U.S. District Court – Middle District of Florida against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows ABF’s petition to cancel all four PODS trademarks with the U.S. Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS’ services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF, and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims and intends to defend itself vigorously. At this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations are without merit and, although there can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread generic use of the term by the public and the industry, the lack of consumer confusion, and the defense of “fair use” provided under federal law.

ABF Freight System, Inc. is also involved in legal proceedings related to its national collective bargaining agreement, the NMFA, as previously discussed in the ABF Overview of the Results of Operations section of MD&A.

Seasonality

ABF is impacted by seasonal fluctuations, which affect tonnage and shipment levels. Freight shipments, operating costs and earnings are also affected adversely by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during its normal replacement cycles at higher costs, which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. During 2010, ABF’s base LTL pricing declined compared to 2009 while wage rates increased on April 1, 2010 and health, welfare and pension rates increased on August 1, 2010 under the collective bargaining agreement with its union employees. As discussed above, the pricing environment, which has shown recent indications of improvement, has been very competitive during the economic recession and has limited ABF’s ability to offset inflationary and contractual cost increases.

Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on ABF’s business, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and the duration of current economic conditions, or the period of recovery, and its impact on ABF’s tonnage levels made for the purposes of impairment tests related to ABF’s operating assets and deferred tax assets will prove to be accurate predictions of the future.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in certain interest rates, prices of diesel fuel, and foreign currency exchange rates. These market risks arise in the normal course of business, as the Company does not engage in speculative trading activities.

Interest Rate Risk

The instability in the financial and credit markets that began in 2008 has created volatility in various interest rates and returns on invested assets. At December 31, 2010 and 2009, cash and cash equivalents and short-term investments subject to fluctuations in interest rates totaled $193.5 million and $184.1 million, respectively. The weighted-average yield on cash equivalents and short-term investments was 0.7% and 1.5% in 2010 and 2009, respectively. The yield decline reflects changes in market rates.

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

The Company has historically been subject to market risk due to variable interest rates on all or a part of its borrowings under bank credit lines and continues to be subject to such risk on its accounts receivable securitization facility which became effective December 30, 2009. During 2010 and 2009, the Company incurred no borrowings and had no outstanding debt obligations other than fixed rate capital leases and letters of credit which were issued under the LC Agreements and the Credit Agreement, as applicable. These matters are disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

In 2010 and 2009, ABF entered into capital lease arrangements to finance certain revenue and other equipment as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A. The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. However, ABF could enter into additional capital lease arrangements that will be impacted by changes in interest rates until the transactions are finalized.

Other Market Risks

The Company is subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges, which are included in the revenues of ABF based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results as elements of costs, including contractual wage rates, continue to annually increase. The Company has not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2010 and 2009.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit under the Company’s LC Agreements, may exceed federally insured limits. At December 31, 2010 and 2009, the Company had cash and certificates of deposit of $48.1 million and $50.4 million, respectively, which exceeded FDIC-insured limits.

Equity and fixed income assets held in the Company’s qualified nonunion defined benefit pension plan trust are subject to market risk. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could diminish the funded status of the nonunion defined benefit pension plan and potentially increase our requirement to make contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets will also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

participants. An increase in pension expense may adversely impact our results of operations. In addition, the cash surrender value of variable life insurance contracts, which totaled $14.4 million and $13.1 million at December 31, 2010 and 2009, respectively, are subject to equity and fixed income market returns and, consequently, market risk.

Operations outside of the United States are not significant to the Company’s total revenues or assets, and, accordingly, the Company does not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 3% of total revenues for 2010. Foreign currency exchange rate fluctuations have not had a material impact on the Company, and they are not expected to in the foreseeable future.

(This page intentionally left blank.)

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is included in this Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Arkansas Best Corporation

We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Rogers, Arkansas

February 23, 2011

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	($ thousands)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 102,578	$ 39,332
Short-term investment securities	39,288	93,861
Restricted cash equivalents and short-term investments	51,661	50,857
Accounts receivable, less allowances (2010 – $3,944; 2009 – $3,470)	145,426	115,459
Other accounts receivable, less allowances (2010 – $1,254; 2009 – $1,149)	8,157	6,749
Prepaid expenses	10,258	10,390
Deferred income taxes	32,681	39,035
Prepaid and refundable income taxes	3,958	24,726
Other	5,677	4,333
TOTAL CURRENT ASSETS	399,684	384,742

PROPERTY, PLANT AND EQUIPMENT
Land and structures	243,981	240,185
Revenue equipment	530,424	514,481
Service, office and other equipment	163,732	157,885
Leasehold improvements	21,890	21,839
	960,027	934,390

Less allowances for depreciation and amortization	552,781	505,538
	407,246	428,852

OTHER ASSETS	54,021	55,952

	$ 860,951	$ 869,546

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$ 13,023	$ 21,941
Accounts payable	62,134	59,386
Income taxes payable	196	826
Accrued expenses	144,543	150,799
Current portion of long-term debt	14,001	3,603
TOTAL CURRENT LIABILITIES	233,897	236,555

LONG-TERM DEBT, less current portion	42,657	13,373

PENSION AND POSTRETIREMENT LIABILITIES	65,421	67,445

OTHER LIABILITIES	19,827	20,254

DEFERRED INCOME TAXES	19,405	31,023

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2010: 26,934,847 shares; 2009: 26,749,265 shares	269	267
Additional paid-in capital	281,169	274,663
Retained earnings	292,129	327,948
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(36,053)	(44,212)
TOTAL STOCKHOLDERS’ EQUITY	479,744	500,896

	$ 860,951	$ 869,546

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009(1)	2008
	($ thousands, except share and per share data)

OPERATING REVENUES	$ 1,657,864	$ 1,472,901	$ 1,833,052

OPERATING EXPENSES AND COSTS	1,712,409	1,641,607	1,784,528

OPERATING INCOME (LOSS)	(54,545)	(168,706)	48,524

OTHER INCOME (EXPENSE)
Interest and dividend income	1,194	2,853	5,937
Interest expense and other related financing costs	(2,852)	(2,389)	(1,181)
Other, net	2,406	2,724	(3,370)
	748	3,188	1,386

INCOME (LOSS) BEFORE INCOME TAXES	(53,797)	(165,518)	49,910

INCOME TAXES
Current provision (benefit)	(9,919)	(33,054)	8,171
Deferred provision (benefit)	(11,457)	(4,942)	12,571
	(21,376)	(37,996)	20,742

NET INCOME (LOSS)	(32,421)	(127,522)	29,168

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	272	367	–

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$ (32,693)	$ (127,889)	$ 29,168

EARNINGS (LOSS) PER SHARE
Basic	$ (1.30)	$ (5.12)	$ 1.14
Diluted	(1.30)	(5.12)	1.14

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,187,723	25,052,303	24,976,412
Diluted	25,187,723	25,052,303	25,110,539

CASH DIVIDENDS DECLARED PER COMMON SHARE	$ 0.12	$ 0.60	$ 0.60

(1)          The year ended December 31, 2009 includes a $64.0 million goodwill impairment charge (nondeductible for tax purposes). See Note D.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	($ and shares, thousands)
Balances at December 31, 2007	26,549	$265	$258,878	$457,536	1,678	$(57,770)	$(26,523)	$632,386
Net income		–	–	29,168		–	–	29,168
Change in foreign currency translation, net of tax of $232		–	–	–		–	(368)	(368)
Amortization of unrecognized net periodic benefit costs, net of tax of $2,098:
Net actuarial loss		–	–	–		–	2,845	2,845
Prior service costs		–	–	–		–	405	405
Net transition obligation		–	–	–		–	47	47
Pension settlement expense, net of tax of $599		–	–	–		–	941	941
Unrecognized net actuarial loss, net of tax benefits of $22,190		–	–	–		–	(34,854)	(34,854)
Total comprehensive loss								(1,816)
Issuance of common stock under share-based compensation plans	153	2	2,974	–		–	–	2,976
Tax effect of share-based compensation plans (including excess tax benefits of $692) and other		–	438	–		–	–	438
Share-based compensation expense		–	6,106	–		–	–	6,106
Dividends declared on common stock		–	–	(15,344)		–	–	(15,344)
Balances at December 31, 2008	26,702	267	268,396	471,360	1,678	(57,770)	(57,507)	624,746
Net loss (excluding noncontrolling interest in net income of subsidiary of $367)		–	–	(127,889)		–	–	(127,889)
Change in foreign currency translation, net of tax of $149		–	–	–		–	234	234
Amortization of unrecognized net periodic benefit costs, net of tax of $4,376:
Net actuarial loss		–	–	–		–	6,486	6,486
Prior service costs		–	–	–		–	305	305
Net transition obligation		–	–	–		–	82	82
Pension settlement expense, net of tax of $1,785		–	–	–		–	2,803	2,803
Unrecognized net actuarial gain, net of tax of $2,078		–	–	–		–	3,266	3,266
Increase in fair value of available for sale security, net of tax of $63		–	–	–		–	119	119
Total comprehensive loss		–	–	–		–		(114,594)
Issuance of common stock under share-based compensation plans	47	–	469	–		–	–	469
Tax effect of share-based compensation plans and other		–	(359)	–		–	–	(359)
Share-based compensation expense		–	6,157	–		–	–	6,157
Dividends declared on common stock		–	–	(15,523)		–	–	(15,523)
Balances at December 31, 2009	26,749	267	274,663	327,948	1,678	(57,770)	(44,212)	500,896
Net loss (excluding noncontrolling interest in net income of subsidiary of $272)		–	–	(32,693)	–	–	–	(32,693)
Change in foreign currency translation, net of tax of $49		–	–	–	–	–	76	76
Amortization of unrecognized net periodic benefit costs, net of tax of $3,119:
Net actuarial loss		–	–	–	–	–	4,819	4,819
Prior service credit		–	–	–	–	–	(4)	(4)
Net transition obligation		–	–	–	–	–	82	82
Pension settlement expense, net of tax of $69		–	–	–	–	–	109	109
Unrecognized net actuarial gain, net of tax of $1,951		–	–	–	–	–	3,064	3,064
Increase in fair value of available for sale security, net of tax of $7		–	–	–	–	–	13	13
Total comprehensive loss		–	–	–	–	–	–	(24,534)
Issuance of common stock under share-based compensation plans	186	2	1,826	–	–	–	–	1,828
Tax effect of share-based compensation plans and other		–	(1,010)	–	–	–	–	(1,010)
Share-based compensation expense		–	5,690	–	–	–	–	5,690
Dividends declared on common stock		–	–	(3,126)	–	–	–	(3,126)
Balances at December 31, 2010	26,935	$269	$281,169	$292,129	1,678	$(57,770)	$(36,053)	$479,744

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
		($ thousands)
OPERATING ACTIVITIES
Net income (loss)	$ (32,421)	$ (127,522)	$ 29,168
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,565	75,226	76,872
Other amortization	267	1,278	293
Goodwill impairment charge	–	63,958	–
Pension settlement expense	178	4,588	1,540
Share-based compensation expense	5,690	6,157	6,106
Provision for losses on accounts receivable	868	2,587	1,623
Deferred income tax provision (benefit)	(11,457)	(4,942)	12,571
Gain on sales of assets	(981)	(1,409)	(3,720)
Excess tax benefits from share-based compensation	–	–	(692)
Changes in operating assets and liabilities:
Receivables	(32,211)	(3,735)	30,568
Prepaid expenses	144	429	573
Other assets	(1,568)	790	11,087
Income taxes	21,016	(7,251)	(14,076)
Accounts payable, accrued expenses and other liabilities	5,197	1,636	(46,576)
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,287	11,790	105,337
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases	(11,422)	(48,044)	(58,729)
Proceeds from asset sales	5,879	4,913	17,073
Purchases of short-term investment securities	(65,171)	(109,806)	(146,655)
Proceeds from sales of short-term investment securities	119,744	133,800	107,404
Business acquisition, net of cash acquired	–	(4,873)	–
Capitalization of internally developed software and other	(4,355)	(5,176)	(5,325)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	44,675	(29,186)	(86,232)
FINANCING ACTIVITIES
Payments on long-term debt	(8,077)	(1,433)	(295)
Proceeds from issuance of long-term debt	11,416	14,958	–
Net change in bank overdraft	(8,918)	6,752	(59)
Change in restricted cash equivalents and short-term investments	(804)	(48,558)	–
Deferred financing costs	(35)	(817)	–
Payment of common stock dividends	(3,126)	(15,523)	(15,344)
Excess tax benefits from share-based compensation	–	–	692
Proceeds from the exercise of stock options and other	1,828	469	2,976
NET CASH USED IN FINANCING ACTIVITIES	(7,716)	(44,152)	(12,030)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,246	(61,548)	7,075
Cash and cash equivalents at beginning of period	39,332	100,880	93,805
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 102,578	$ 39,332	$ 100,880

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

As of December 2010, approximately 76% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.

Financial Statement Presentation

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Segment Information: The Company uses the “management approach” for determining its reportable segment information. The management approach is based on the way management organizes the reportable segments within the Company for making operating decisions and assessing performance. ABF represents the Company’s only reportable operating segment.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.

Reclassifications: Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation, including the reporting of goodwill in other noncurrent assets on the consolidated balance sheets and the reclassification of changes in income taxes to a separate line on the consolidated statements of cash flows from the prior year line where such changes were reported with accounts payable, accrued expenses and other liabilities. There was no impact on consolidated total assets, operating loss, net loss attributable to the Company or net cash provided by operating activities as a result of these reclassifications.

NOTE B – ACCOUNTING POLICIES

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

Restricted Cash Equivalents and Short-Term Investments: Cash, cash equivalents and short-term investments that are pledged as collateral, primarily for the Company’s outstanding letters of credit, are classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The restricted cash equivalents and short-term investments are classified consistent with the classification of liabilities to which they relate and in accordance with the duration of the letters of credit. At December 31, 2010 and 2009, restricted cash equivalents and short-term investments consisted of cash deposits, money market funds and certificates of deposit. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to financial instruments consisting of unrestricted and restricted cash, cash equivalents and short-term investments, which exceed federally insured limits as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and Canada. ABF, which represented 92% of the Company’s annual revenues for 2010, had no single customer representing more than 4% of its 2010 revenues or 9% of its accounts receivable balance at December 31, 2010. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon historical trends and factors surrounding the credit risk of specific customers. Historically, credit losses have been within management’s expectations.

Allowances: The Company maintains allowances for doubtful accounts, revenue adjustments and deferred tax assets. The Company’s allowance for doubtful accounts represents an estimate of potential accounts receivable write-offs associated with recognized revenue based on historical trends and factors surrounding the credit risk of specific customers. The Company writes off accounts receivable when accounts are turned over to a collection agency or when determined to be uncollectible. Receivables written off are charged against the allowance. The Company’s allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends and current information regarding trends and business changes. The Company’s valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of its deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income or tax-planning strategies.

Property, Plant and Equipment Including Repairs and Maintenance: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following lives: structures – primarily 15 to 20 years; revenue equipment – 3 to 12 years; and other equipment – 2 to 15 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

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

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant, equipment and capitalized software, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. The Company records impairment losses in operating income or loss.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF’s nonoperating properties, older revenue equipment and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income or loss. Assets held for sale are expected to be disposed of by selling the properties or assets within the next 12 months. Gains and losses on property and equipment are reported in operating income or loss.

Assets held for sale of $0.5 million and $2.0 million are reported within other noncurrent assets as of December 31, 2010 and 2009, respectively. Property and equipment classified as held for sale and recorded at $3.6 million and $2.8 million was sold for net gains totaling $0.7 million and $1.2 million during 2010 and 2009, respectively. At December 31, 2010 and 2009,

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Asset Retirement Obligations: The Company records estimated liabilities for the cost to remove underground storage tanks, dispose of tires and return leased real property to its original condition at the end of a lease term. The liabilities are discounted using the Company’s credit adjusted risk-free rate. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs, tire disposal fees and real property lease restoration costs, or changes in regulations or agreements affecting these obligations. At December 31, 2010 and 2009, the Company’s estimated asset retirement obligations totaled $2.1 million and $2.2 million, respectively.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The measurement of goodwill impairment consists of two steps. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

Indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Fair values are determined based on a discounted cash flow model, similar to the goodwill analysis.

The Company’s annual impairment testing is performed as of October 1.

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

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the incurred claim amount plus an estimate of future claim development and a reserve for claims incurred but not reported. Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. The Company is entitled to recover, from insurance carriers and insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable, net of allowances for potentially unrecoverable amounts. Reliance Insurance Company (“Reliance”), which was determined to be insolvent in 2001, was the Company’s excess insurer for workers’ compensation claims above the self-insured retention level of $0.3 million for the 1993 through 1999 policy years. Lumbermens Mutual Casualty Company (“Lumbermens”), a Kemper Insurance Company, insured the Company’s workers’ compensation excess claims above $0.3 million for the 2000 through 2001 policy years. In March 2003, Lumbermens announced that it was discontinuing its business of providing insurance coverage. Although Lumbermens continues to pay amounts owed, the Company is uncertain as to the future impact that Lumbermens’ financial condition will have on excess insurance coverage for the 2000 and 2001 policy years. For claims not accepted by state guaranty funds, the Company has recorded an allowance for uncollectible receivables and additional liabilities for excess claims based upon available financial information. Receivables, net of related allowances, totaled $0.5 million and $0.7 million as of December 31, 2010 and 2009, respectively, for workers’ compensation excess claims paid by the Company but insured by Reliance and Lumbermens. Liabilities for workers’ compensation excess claims insured by, but not expected to be covered by, Reliance and Lumbermens which totaled $1.5 million and $1.6 million at December 31, 2010 and 2009, respectively, were reported within accrued expenses.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The Company develops an estimate of self-insured cargo loss and damage claims liabilities based on historical trends and certain event-specific information.

Insurance-Related Assessments: Liabilities for state guaranty fund assessments and other insurance-related assessments totaled $0.6 million and $0.8 million at December 31, 2010 and 2009, respectively. Management has estimated the amounts incurred using the best available information regarding premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.

Leases: We lease certain facilities, revenue equipment and other equipment used in ABF’s terminal operations under capital and operating leases. Certain of our leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, leasehold improvements associated with assets utilized under capital or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life of 4 to 20 years. Amortization of assets under capital leases is included in depreciation expense.

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its nonunion defined benefit pension plan, supplemental benefit pension plan (“SBP”) and postretirement health benefit plan in the balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive loss. Amounts recognized in other comprehensive loss are subsequently expensed as components of net periodic benefit cost in the consolidated statements of income by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. Assumptions are made regarding expected retirement age, mortality, employee turnover and future increases in healthcare costs. The assumptions with the greatest impact on the Company’s expense are the discount rate used to discount the plan’s obligations, the expected return on plan assets and the assumed compensation cost increase. The discount rate is determined by matching projected cash distributions with appropriate high quality corporate bond yields in a yield curve analysis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. The Company establishes the assumed rate of compensation increase considering historical changes in compensation combined with an estimate of compensation rates for the next two years.

The assumptions used directly impact the net periodic benefit cost for a particular year. If actual results vary from the assumption, an actuarial gain or loss results. Actuarial gains and losses that arise which are not included in net periodic benefit cost in the same period are recognized as a component of other comprehensive loss and subsequently amortized as a component of net periodic benefit cost.

The Company uses December 31 as the measurement date for its nonunion defined benefit pension plan, SBP and postretirement health benefit plan.

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

Revenue Recognition: ABF’s revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. ABF utilizes a bill-by-bill analysis to establish estimates of revenue in transit for recognition in the appropriate reporting period. Revenue and purchased transportation expense are reported on a gross basis for certain shipments where ABF utilizes a third-party carrier for pickup, linehaul or delivery of freight but remains the primary obligor.

Earnings Per Share: The calculation of earnings per share is based on the weighted-average number of common (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period, and also considers the effect of participating securities such as share based compensation awards which are paid dividends during

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

the vesting period. The dilutive effect of common stock equivalents is excluded from basic earnings per share and included in the calculation of diluted earnings per share.

Share-Based Compensation: Share-based awards granted or modified subsequent to January 1, 2006 and options that were not fully vested at that date are amortized to compensation expense on a straight-line basis over the five-year vesting period or the period to which the employee first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.

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

The Company has not granted stock options since January 2004. Compensation expense for 2008 includes the pro rata cost of stock options granted prior to but not yet vested as of January 1, 2006, based upon the grant date fair value. Tax benefits in excess of the compensation cost recognized for stock options (“excess tax benefits”) are reported as financing cash flows for those same years. Stock options generally vested in equal amounts over a five-year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options. The grant date fair value of stock options was estimated based on a Black-Scholes-Merton option pricing model that utilized several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities were estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The Company was not aware of information in determining the grant date fair value that would have indicated that future volatility would be expected to be significantly different than historical volatility. The expected term of the option was derived from historical data and represented the period of time that options were estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option was based on the U.S. Treasury Strip rate in effect at the time of the grant.

Fair Value Measurements: The Company adopted fair value disclosure provisions with respect to its financial assets and liabilities that are measured at fair value on a recurring basis effective January 1, 2008, and adopted the provisions with respect to its nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis effective January 1, 2009. The Company is required to disclose its fair value measurements using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: Cash and cash equivalents totaling $102.6 million at December 31, 2010 consisted of $63.3 million of cash deposits recorded at cost plus accrued interest, which approximates fair value, and $39.3 million of money market funds for which quoted prices are used to determine fair value. At December 31, 2009, cash and cash equivalents of $39.3 million consisted primarily of money market funds.

Short-Term Investments: Short-term investments totaling $39.3 million and $93.9 million at December 31, 2010 and 2009, respectively, consisted of certificates of deposit which are recorded at cost plus accrued interest, which approximates fair value. The Company sold $119.7 million, $133.8 million and $107.4 million in short-term investments during the years ended December 31, 2010, 2009 and 2008, respectively, with no realized gains or losses.

Restricted Cash Equivalents and Short-Term Investments: At December 31, 2010 and 2009, restricted funds of $46.6 million and $48.0 million, respectively, were invested in cash and certificates of deposit and recorded at cost plus accrued interest, which approximates fair value. The remaining balances of $5.1 million at December 31, 2010 and $2.9 million at December 31, 2009 consisted of money market funds which are recorded at fair value as determined by quoted prices. The amounts of cash equivalents and short-term investments restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note G).

Long-Term Investments: Long-term investments which are reported at fair value within other long-term assets at December 31, 2010 and 2009 consisted of mutual fund investments held in trust related to the Company’s Voluntary Savings Plan (“VSP”) and an insured, investment-grade available for sale auction rate debt security. The available for sale security, for which the underlying debt instrument matures in 2025, is valued using the income approach with inputs derived from observable market data and recorded at fair value plus accrued interest. The VSP is a nonqualified deferred compensation plan (see Note I). The mutual fund investments held in trust related to the VSP are associated with the deferral of compensation, the Company’s match on deferred compensation and investment earnings related to the plan. These securities are considered general assets of the Company. Quoted market prices were used to determine fair values of the mutual fund investments of the VSP.

Debt: Debt reported in the consolidated balance sheets consists of capital lease obligations (see Note G).

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to financial instruments which consist primarily of cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit under the Company’s letter of credit agreements (see Note G), may exceed federally insured limits. At December 31, 2010 and 2009, cash and certificates of deposit of $48.1 million and $50.4 million, respectively, exceeded FDIC-insured limits.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

•	Level 1 – Quoted prices for identical assets and liabilities in active markets.
•

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are significant to the valuation model.

Assets Measured at Fair Value on a Recurring Basis

The following table presents, for each of the fair value hierarchy levels, assets that are measured at fair value on a recurring basis at December 31:

		2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
			($ thousands)
Money market funds(1)	$44,383	$44,383	$–	$–
Auction rate debt security(2)	848	–	848	–
Equity, bond and money market mutual funds held in trust related to the VSP(3)	5,761	5,761	–	–
	$50,992	$50,144	$848	$–

		2009
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
			($ thousands)
Money market funds(1)	$34,437	$34,437	$–	$–
Auction rate debt security(2)	780	–	780	–
Equity, bond and money market mutual funds held in trust related to the VSP(3)	6,303	6,303	–	–
	$41,520	$40,740	$780	$–

(1)	Included in cash equivalents and restricted cash equivalents.
(2)

Available for sale security included in other long-term assets. An unrealized gain of $0.1 million, net of taxes, related to the security was included in accumulated other comprehensive loss as of December 31, 2010 and 2009.

(3)

Consists of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds which are held in a trust with a third-party brokerage firm. These investments are reported within other long-term assets, and a corresponding liability is reported within other long-term liabilities.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $3.7 million and other intangible assets totaling $2.8 million were reported within other long-term assets as of December 31, 2010 and 2009. These goodwill and other intangible asset balances resulted from the second quarter 2009 acquisition of a privately-owned logistics company that is included in the Company’s business operations other than ABF. Annual impairment evaluations of goodwill and other intangible assets were performed as of October 1, 2010 and it was determined that there was no impairment of the recorded balances.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

2009 Goodwill Impairment

Prior to December 31, 2009, the Company had a goodwill balance of $64.0 million attributable to ABF as a result of a 1988 leveraged buyout. The goodwill impairment test performed in the fourth quarter of 2009 resulted in a goodwill impairment charge of $64.0 million for the entire balance of ABF’s goodwill. This impairment charge resulted from several factors, including ABF’s significant fourth quarter 2009 operating loss, a lower cash flow forecast due to the challenging industry environment as reflected in historically low daily tonnage levels, an aggressive pricing environment and significant deterioration in equity valuations for other similar LTL industry participants. The goodwill impairment charge, which was not tax deductible, was included in operating expenses within the ABF segment. The noncash goodwill impairment charge did not directly impact the Company’s normal business operations, liquidity or credit availability under its existing facilities, although the factors leading to the goodwill impairment have negatively impacted the Company’s operating results.

NOTE E – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 are as follows:

	2010	2009	2008
		($ thousands)

Current provision (benefit):
Federal	$(10,756)	$(33,163)	$6,002
State	549	(402)	968
Foreign	288	511	1,201
	(9,919)	(33,054)	8,171

Deferred provision (benefit):
Federal	(7,831)	(1,333)	10,421
State	(3,596)	(3,614)	2,153
Foreign	(30)	5	(3)
	(11,457)	(4,942)	12,571
Total provision (benefit) for income taxes	$(21,376)	$(37,996)	$20,742

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax provision or benefit for the years ended December 31 are as follows:

	2010	2009	2008
		($ thousands)
Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	$(11,552)	$625	$9,053
Changes in reserves for workers’ compensation and cargo claims	1,759	797	2,338
Revenue recognition	1,201	41	(3,174)
Foreign tax credit carryforward	286	(1,084)	–
Nonunion pension and other retirement plans	(963)	(2,109)	6,143
Deferred compensation plans	696	1,004	1,493
State net operating loss carryforwards	(302)	(2,923)	–
Share-based compensation	(971)	(1,760)	(1,392)
Leases	(585)	(96)	(21)
Other	(468)	(1,612)	(1,749)
Valuation allowance increase (decrease)	(558)	2,175	(120)
Deferred tax provision (benefit)	$(11,457)	$(4,942)	$12,571

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
	($ thousands)

Deferred tax assets:
Accrued expenses	$45,078	$48,336
Pension liabilities	20,363	24,490
Postretirement liabilities other than pensions	5,410	5,227
Share-based compensation	6,199	5,236
State net operating loss carryovers	4,083	3,829
Other	–	358
Total deferred tax assets	81,133	87,476
Valuation allowance	(2,455)	(3,013)
Total deferred tax assets, net of valuation allowance	78,678	84,463

Deferred tax liabilities:
Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	58,279	69,985
Revenue recognition	3,519	3,290
Prepaid expenses	3,327	3,176
Other	277	–
Total deferred tax liabilities	65,402	76,451
Net deferred tax assets	$13,276	$8,012

Reconciliation between the effective income tax rate, as computed on income or loss before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2010	2009	2008
		($ thousands)

Income tax (benefit) at the statutory federal rate of 35%	$(18,829)	$(57,931)	$17,468
Federal income tax effects of:
State income taxes	976	1,406	(1,092)
Nondeductible expenses	1,179	915	1,443
Nondeductible goodwill impairment	–	22,386	–
Life insurance proceeds and changes in cash surrender value	(882)	(913)	1,225
Dividends received deduction	(14)	(18)	(44)
Tax-exempt investment income	–	–	(22)
Alternative fuel credit	(979)	(931)	(1,024)
Other	(38)	590	(1,531)
Federal income taxes (benefit)	(18,587)	(34,496)	16,423
State income taxes (benefit)	(3,047)	(4,016)	3,121
Foreign income taxes	258	516	1,198
Total provision (benefit) for income taxes	$(21,376)	$(37,996)	$20,742
Effective tax (benefit) rate	(39.7)%	(23.0)%	41.6%

Income taxes paid totaled $4.7 million in 2010, $3.8 million in 2009 and $28.8 million in 2008 before income tax refunds of $35.7 million in 2010, $30.1 million in 2009 and $7.6 million in 2008.

The tax benefit for exercised options in 2010 was $0.2 million of which less than $0.1 million was reflected in paid-in capital. An additional paid-in capital benefit could be recognized as information becomes available to the Company regarding stock sales by employees. The tax benefits associated with stock options exercised totaled less than $0.1 million in 2009 and $1.0 million in 2008, which were reflected in paid-in capital. In 2008, the Company began recognizing the income tax benefits of dividends on share-based payment awards as an increase in paid-in capital. The tax benefit of dividends on share-based payment awards reflected in paid-in capital totaled less than $0.1 million in 2010 and $0.2 million in 2009.

The Company had state net operating loss carryovers of $72.8 million and state contribution carryovers of $1.0 million at December 31, 2010. These state net operating loss and contribution carryovers expire in five to twenty years, with the

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

majority of state expirations in fifteen or twenty years. As of December 31, 2010, the Company had valuation allowances of $1.8 million for state net operating loss and contribution carryovers and for deferred tax assets related to future state income tax benefits, $0.5 million related to foreign tax credit carryovers and $0.2 million related to foreign net operating loss carryovers, due to the uncertainty of realization of these items. Foreign tax credit carryovers expire in ten years. Valuation allowances were increased by $1.2 million in 2010 for state net operating losses and state deferred tax assets of the Company’s subsidiaries which operate in states with a limited carryforward period, low levels of historical income and limited options for tax planning strategies. Valuation allowances were reduced by $1.7 million for subsidiaries whose levels of historical and current income will allow for the realization of current net operating losses and carryforwards.

Federal income tax returns filed for tax years through 2006 are closed by the applicable statute of limitations. During 2010, the U.S. Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax returns for 2009 and 2008. Upon completion of the audit field work, the Company and IRS agreed to certain proposed adjustments relating to the timing of deductions and credits and, in 2010, the Company paid the amounts due for tax of $1.3 million and interest of less than $0.1 million. The Company is under examination by certain other taxing authorities. Although the outcome of tax audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted accounting and disclosure requirements for uncertain tax positions, which requires a two-step approach to evaluate tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements. The Company has determined that no reserves for uncertain tax positions were required at December 31, 2010 and 2009 or during the years then ended. The Company is not aware of any matters that would result in a material change in reserves for uncertain tax positions in 2011.

During 2010, settlement of certain state income tax obligations related to amended state income tax returns resulted in a $0.5 million net reduction in interest expense accrued. At December 31, 2010 and 2009, the accrued interest liability, which related to state income taxes to be paid on amended returns, totaled $0.1 million and $0.8 million, respectively. Interest of $0.2 million and $0.4 million was paid related to federal and state income taxes in 2010 and 2009, respectively. In 2008, interest of $0.1 million was paid related to state income taxes and no interest was paid related to federal income taxes.

NOTE F – OPERATING LEASES AND COMMITMENTS

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Rental expense totaled $19.5 million, $18.3 million and $16.2 million in 2010, 2009 and 2008, respectively.

The future minimum rental commitments, net of minimum rentals to be received under noncancelable subleases, as of December 31, 2010, for all noncancelable operating leases are as follows:

			Equipment
			and
Period	Total	Terminals	Other
		($ thousands)

2011	$12,109	$11,427	$682
2012	9,515	8,979	536
2013	7,670	7,134	536
2014	6,112	5,576	536
2015	4,797	4,797	–
Thereafter	10,920	10,920	–
	$51,123	$48,833	$2,290

Certain of the leases are renewable for additional periods with similar rent payments. In addition to the above, the Company has guaranteed rent payments through March 2012 totaling $0.3 million for office space that continues to be leased by Clipper Exxpress Company, an intermodal transportation subsidiary that was sold in June 2006. Future minimum rentals to be received under noncancelable subleases totaled $0.1 million at December 31, 2010.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Capital Lease Obligations

Long-term debt consisted of capital lease obligations related to revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	December 31
	2010	2009
	($ thousands)

Capitalized lease obligations	$56,658	$16,976
Less current portion	14,001	3,603
Long-term debt, less current portion	$42,657	$13,373

In January 2010 and December 2009, ABF entered into capital lease agreements with 36-month terms to finance revenue equipment of $11.4 million and $15.0 million, respectively, that was acquired in 2009. During 2010, ABF entered into additional capital lease agreements with 36-month and 60-month terms to finance $36.3 million of revenue equipment acquired in 2010. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates, and contain rental adjustment clauses for which the maximum amounts have been included in the future minimum payments under the capital leases in the table below.

		Revenue		Equipment
	Total	Equipment	Terminals	and Other
		($ thousands)

2011	$16,218	$15,673	$183	$362
2012	16,224	15,673	189	362
2013	22,420	21,924	195	301
2014	2,243	1,765	200	278
2015	3,708	2,958	206	544
Thereafter	909	–	909	–
Total minimum lease payments	61,722	57,993	1,882	1,847
Less amounts representing interest	5,064	4,439	438	187
Present value of net minimum leases included in long-term debt	$56,658	$53,554	$1,444	$1,660

Assets held under capitalized leases at December 31 are included in property, plant and equipment as follows:

	2010	2009
	($ thousands)

Land and structures (terminals)	$1,794	$1,780
Revenue equipment	61,515	14,958
Service, office and other equipment	1,813	622
	65,122	17,360
Less accumulated amortization	10,058	538
	$55,064	$16,822

The Company’s capital lease obligations have a weighted-average interest rate of 4.4% at December 31, 2010. The Company paid interest of $2.6 million in 2010, $1.0 million in 2009 and $0.9 million in 2008, net of capitalized interest which totaled $0.1 million for each of the years ended December 31, 2010, 2009 and 2008.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of December 31, 2010 and 2009, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million and $74.0 million, respectively as of December 31, 2010 and 2009.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company provides letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2010 and 2009, respectively, the Company had $45.7 million and $48.9 million of letters of credit outstanding of which $45.1 million and $48.5 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of December 31, 2010 and 2009, surety bonds outstanding related to the self-insurance program totaled $12.6 million and $7.1 million, respectively. The outstanding bonds at December 31, 2010 were collateralized by $6.5 million of restricted short-term investments in certificates of deposit.

In December 2009, the Company terminated its $325.0 million Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated May 4, 2007. There were no borrowings outstanding under the Credit Agreement on the date of termination. Deferred financing costs of $1.0 million were expensed in the fourth quarter of 2009 in conjunction with the termination of the Credit Agreement.

NOTE H – ACCRUED EXPENSES

	December 31
	2010	2009
	($ thousands)

Accrued compensation	$17,681	$11,911
Accrued vacation pay	38,462	39,168
Taxes other than income	6,830	7,388
Loss, injury, damage and workers’ compensation claims reserves	72,739	78,224
Current portion of supplemental pension benefits	–	7,753
Other	8,831	6,355
	$144,543	$150,799

NOTE I – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Benefit Plans

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental benefits primarily to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees pay a portion of the premiums under the plan according to age and coverage levels. The amendment to the plan to implement retiree premiums resulted in an unrecognized prior service credit which is included in accumulated other comprehensive loss as of December 31, 2010.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Pension Plan		Postretirement Health Benefit Plan
	2010	2009	2010	2009	2010	2009
			($ thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$218,429	$201,985	$16,543	$19,084	$13,460	$19,889
Service cost	8,943	9,082	–	572	140	170
Interest cost	10,937	12,361	410	982	870	1,110
Actuarial loss (gain) and other	2,921	16,717	683	3,677	55	(6,899)
Benefits paid	(18,129)	(21,716)	(8,295)	(7,772)	(595)	(810)
Benefit obligations at end of year	223,101	218,429	9,341	16,543	13,930	13,460
Change in plan assets
Fair value of plan assets at beginning of year	172,634	150,576	–	–	–	–
Actual return on plan assets and other	20,846	28,274	–	–	–	–
Employer contributions	5,000	15,500	8,295	7,772	595	810
Benefits paid	(18,129)	(21,716)	(8,295)	(7,772)	(595)	(810)
Fair value of plan assets at end of year	180,351	172,634	–	–	–	–
Funded status	$(42,750)	$(45,795)	$(9,341)	$(16,543)	$(13,930)	$(13,460)

Accumulated benefit obligation	$197,464	$193,700	$9,341	$16,543	$13,930	$13,460

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Amounts recognized in the consolidated balance sheets at December 31 consist of the following:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Pension Plan		Postretirement Health Benefit Plan
	2010	2009	2010	2009	2010	2009
	($ thousands)

Current liabilities (included in accrued expenses)	$–	$–	$–	$(7,753)	$(600)	$(600)
Noncurrent liabilities (included in pension and postretirement liabilities)	(42,750)	(45,795)	(9,341)	(8,790)	(13,330)	(12,860)
Liabilities recognized	$(42,750)	$(45,795)	$(9,341)	$(16,543)	$(13,930)	$(13,460)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined Benefit Pension Plan			Supplemental Benefit Pension Plan			Postretirement Health Benefit Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
				($ thousands)

Components of net periodic benefit cost
Service cost	$8,943	$9,082	$9,178	$–	$572	$581	$140	$170	$173
Interest cost	10,937	12,361	11,733	410	982	1,070	870	1,110	1,168
Expected return on plan assets	(12,173)	(9,434)	(13,718)	–	–	–	–	–	–
Transition (asset) obligation recognition	–	–	–	–	–	(57)	135	135	135
Amortization of prior service (credit) cost	(7)	(897)	(897)	–	1,396	1,560	–	–	–
Pension settlement expense	–	–	–	178	4,588	1,540	–	–	–
Recognized net actuarial loss(1)	7,591	9,440	3,274	279	607	723	18	568	657
Net periodic benefit cost	$15,291	$20,552	$9,570	$867	$8,145	$5,417	$1,163	$1,983	$2,133

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the cash distributions and pension settlement expense related to the SBP for the years ended December 31:

	2010	2009	2008
	($ thousands, except per share data)

Distributions	$8,295	$7,772	$6,218
Pension settlement expense, pre-tax	$178	$4,588	$1,540
Pension settlement expense per diluted share, net of taxes	$–	$0.11	$0.04

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Included in accumulated other comprehensive loss at December 31 are the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Pension Plan		Postretirement Health Benefit Plan
	2010	2009	2010	2009	2010	2009
			($ thousands)

Unrecognized net actuarial (gain) loss	$56,894	$70,236	$3,036	$2,810	$234	$(1,522)
Unrecognized prior service credit	–	(7)	–	–	(1,457)	–
Unrecognized net transition obligation	–	–	–	–	–	397
Total	$56,894	$70,229	$3,036	$2,810	$(1,223)	$(1,125)

The following amounts, which are reported within accumulated other comprehensive loss, are expected to be recognized as components of net periodic benefit cost in 2011 on a pre-tax basis:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Benefit Plan
		($ thousands)

Unrecognized net actuarial loss	$6,208	$328	$18
Unrecognized prior service credit	–	–	(190)
Total	$6,208	$328	$(172)

Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Pension Plan		Postretirement Health Benefit Plan
	2010	2009	2010	2009	2010	2009

Discount rate(1)	4.7%	5.3%	4.1%	4.8%	5.4%	5.9%
Rate of compensation increase(2)	3.2%	3.2%	N/A	N/A	N/A	N/A

(1)	The discount rate was determined at December 31, 2010 and 2009, respectively.
(2)	The compensation assumption is not applicable to the SBP as of December 31, 2009 due to benefits being frozen.

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined Benefit Pension Plan			Supplemental Benefit Pension Plan			Postretirement Health Benefit Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate(1)	5.3%	6.3%	6.1%	4.8%	6.1%	5.8%	5.9%	6.1%	6.5%
Expected return on plan assets	7.5%	6.0%	7.6%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	3.2%	3.3%	3.3%	N/A	4.0%	4.0%	N/A	N/A	N/A

(1)	The discount rate was determined at December 31, 2009, 2008 and 2007 for the years 2010, 2009 and 2008, respectively.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2010(1)	2009

Health care cost trend rate assumed for next year	7.5%	7.2%
Rate to which the cost trend rate is assumed to decline	4.5%	4.0%
Year that the rate reaches the cost trend assumed rate	2077	2085

(1)          While the ultimate health care cost trend rate is presented in the table, the health care cost trend rate was assumed to decline to 5.8% by 2020.

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2010:

One Percentage Point

	Increase	Decrease
($ thousands)
Effect on total of service and interest cost components	$ 167	$ (135)
Effect on postretirement benefit obligation	$ 2,141	$ (1,929)

The Company establishes the expected long-term rate of return on defined benefit pension plan assets by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the pension plan investment mix provided by the plan’s investment advisors. This approach is intended to establish a long-term, nonvolatile rate. The Company’s long-term expected rate of return utilized in determining its 2011 defined benefit pension plan expense is expected to be 7.5%.

The weighted-average asset allocation of the Company’s defined benefit pension plan at December 31 is summarized in the following table:

	2010	2009

Equity Securities
Large Cap U.S. Equity	37.6%	36.5%
Small Cap U.S. Equity	17.2	16.0
International Equity	10.6	10.3

Fixed Income Securities
Fixed Income	34.1	36.0
Cash Equivalents	0.5	1.2
	100.0%	100.0%

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

At December 31, 2010, the target allocations and acceptable ranges were as follows:

	Target	Acceptable
	Allocation	Range

Equity Securities
Large Cap U.S. Equity	35.0%	30.0% – 40.0%
Small Cap U.S. Equity	15.0%	11.0% – 19.0%
International Equity	10.0%	8.0% – 12.0%

Fixed Income Securities
Fixed Income	40.0%	35.0% – 45.0%
Cash Equivalents	0.0%	0.0% – 5.0%

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Certain types of investments and transactions are prohibited or restricted by the Company’s written investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; purchase or sale of futures; options or derivatives for speculation or leverage; private placements; purchase or sale of commodities; or illiquid interests in real estate or mortgages. Index funds are primarily used for investments in equity and, historically, for fixed income securities. During 2010 and 2009, the Company invested a portion of the fixed income assets into an actively managed short-term fixed income portfolio. The objectives of this portfolio are to preserve principal and maintain an investment maturity structure that matches scheduled cash flows of benefit payments. In addition to the requirements of the investment policy, certain investment restrictions apply to the actively managed portfolio, including: minimum acceptable credit quality of securities; maximum average maturity of investments of 2.5 years; maximum maturity of investments of 5 years; and, at the time of purchase, no single issue or issuer other than U.S. government securities representing more than 5% of portfolio investments and no more than 20% of the portfolio invested in BBB rated debt or collectively in mortgage-backed securities and asset-backed securities.

The fair value of the Company’s defined benefit pension plan assets at December 31, 2010, by major asset category and fair value hierarchy level (see Note C), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
			($ thousands)
Cash equivalents(1)	$956	$956	$–	$–
Fixed income securities(2)	61,471	28,247	33,224	–
Large cap U.S. equity	67,728	67,728	–	–
Small cap U.S. equity	31,022	31,022	–	–
International equity	19,174	19,174	–	–
	$180,351	$147,127	$33,224	$–

(1)          Consists of cash deposit and money market mutual funds.

(2)          Level 1 investments consist of a bond mutual fund. Level 2 investments include corporate debt securities (94%) and municipal debt securities (6%). The fair value measurements of Level 2 investments are provided by a pricing service which uses the market approach with inputs derived from observable market data.

Based upon current information, the Company does not expect to have cash outlays for required minimum contributions, but could make tax-deductible contributions, to its defined benefit pension plan in 2011.

Estimated future benefit payments from the Company’s defined benefit pension, SBP and postretirement health benefit plans, which reflect expected future service, as appropriate, are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Benefit Plan
($ thousands)

2011	$ 20,460	$ –	$ 603
2012	$ 20,172	$ 3,651	$ 636
2013	$ 18,982	$ –	$ 652
2014	$ 18,104	$ –	$ 627
2015	$ 17,703	$ –	$ 668
2016-2019	$ 79,556	$ 7,135	$ 4,140

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $6.8 million and $7.2 million as of December 31, 2010 and 2009, respectively, have been recorded. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Cash Incentive Plan (see Long-Term Cash Incentive Plan within this note). In conjunction with the SBP curtailment effective December 31, 2009 (see Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Benefit Plans within this note), two participants elected to freeze their benefits in the deferred salary agreement program and begin participation in the Company’s long-term cash incentive plan.

An additional benefit plan provides certain death and retirement benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company has recorded liabilities of $1.2 million and $1.3 million at December 31, 2010 and 2009, respectively, for future costs under this plan.

The Company maintains a Voluntary Savings Plan, a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the Voluntary Savings Plan by making an election before the compensation is payable. Prior to 2010, the Company credited participants’ accounts with applicable matching contributions and rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the Voluntary Savings Plan was suspended beginning January 1, 2010. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the aggregate participant balances as both an asset and a liability of the Company. As of December 31, 2010 and 2009, $5.8 million and $6.3 million, respectively, are included in other assets with a corresponding amount recorded in other liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all of its employees. The plans permit participants to defer a portion of their salary up to a maximum of 75% as provided in Section 401(k) of the IRC. The Company has historically matched 50% of nonunion participant contributions up to the first 6% of annual compensation for certain participating subsidiaries. The plans also allow for discretionary Company contributions determined annually. The Company match was suspended beginning January 1, 2010. The Company’s matching expense for the 401(k) plans totaled $3.7 million and $4.2 million for 2009 and 2008, respectively.

In place of the Company’s defined benefit pension plan, substantially all nonunion employees hired subsequent to December 31, 2005, participate in a defined contribution plan into which the Company may make discretionary contributions. Participants are fully vested in the contributions made to their account after three years of service. All employees who were participants in the defined benefit pension plan on December 31, 2005 continue in that plan. In 2010 and 2008, the Company recognized expense of $0.8 million and $1.1 million, respectively, related to its contributions to this plan. The Company suspended the discretionary match on the defined contribution plan for 2009.

Long-Term Cash Incentive Plan

Pursuant to stockholder approval of the 2005 Ownership Incentive Plan, the Compensation Committee established a performance-based Long-Term Cash Incentive Plan (the “C-LTIP”) effective in January 2006. Participants in the C-LTIP are officers of the Company or its subsidiaries who are not active participants in the Company’s SBP or deferred salary agreement program. The C-LTIP incentive, which is generally earned over three years, is based in part upon a proportionate weighting of return on capital employed and in part upon the Company achieving specified levels of profitability, earnings per share growth or shareholder returns compared to a peer group, as specifically defined in the C-LTIP. Incentives of $0.3 million, earned for the three-year plan that ended December 31, 2008, were paid in early 2009. Incentive targets were not achieved for 2009 and 2010 and, as a result, no payments for earned incentives under the C-LTIP were made for 2009 or 2010. Based on performance during the open three year periods through December 31, 2010, no amounts have been accrued for future payments at December 31, 2010.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Other Plans

Other long-term assets include $37.7 million and $36.7 million at December 31, 2010 and 2009, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and certain deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and are, therefore, subject to market volatility. In 2009, the Company took a loan of $2.0 million against the variable life policies which was netted against the related cash surrender value as of December 31, 2009 and 2010. In January 2011, the loan was repaid. The Company recognized gains of $2.1 million and $2.6 million, during 2010 and 2009, respectively, and a loss of $3.6 million during 2008 associated with changes in the cash surrender value and proceeds from life insurance policies.

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

ABF currently contributes to 26 multiemployer pension plans, which vary in size and in funded status. In the event of the termination of a multiemployer pension plan or if ABF were to withdraw from a multiemployer pension plan, under current law, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer plans that enter reorganization status subject contributing employers to an increased contribution requirement, but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

In 2006, the PPA became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funded levels or that have projected funded deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funded levels over a defined period of time. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funded levels. Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2009, approximately 65% of ABF’s contributions to multiemployer pension plans, including the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”) discussed below, are made to plans that are in “critical status” and approximately 20% of ABF’s contributions to multiemployer pension plans are made to plans that are in “endangered status” as defined by the PPA. In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allowed multiemployer plans the option to freeze their funded certification based on the funded status of the previous plan year. In addition, the Recovery Act provided multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 a three-year extension of the plan’s funding improvement or rehabilitation period.

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) was signed into law in June 2010. The Pension Relief Act includes provisions that may provide funding relief for multiemployer pension plans that satisfy certain solvency requirements. The Company has not received information from the multiemployer plan administrators regarding the impact, if any, of the Pension Relief Act on the funded status of the multiemployer pension plans to which ABF contributes. Due to their funded positions, certain plans may not be eligible for funding relief provisions of the Pension Relief Act because of its solvency requirements.

Approximately 55% of ABF’s contributions are made to the Central States Pension Fund. The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

the Central States Pension Fund in critical status in accordance with the PPA. ABF’s current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remained in critical status with a funded percentage of 63.1%. In accordance with PPA requirements, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010 which implements additional measures to improve the plan’s funded level, including establishing a minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. The updated rehabilitation plan also effectively caps the required pension contribution rates at the current levels for the rate class applicable to the NMFA; however, any changes to scheduled contribution rate increases under the current labor agreement, which ends on March 31, 2013, would be subject to approval by the bargaining parties.

In 2005, the IRS granted an extension of the period of time over which the Central States Pension Fund amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the fund. Due, in part, to the decline in asset values associated with the investment losses in the financial markets during 2008, the funded level of the Central States Pension Fund dropped below the targeted funding ratio set forth as a condition of the ten-year amortization extension beginning with the January 1, 2009 actuarial valuation. However, the amortization extension granted by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. Based on information currently available to the Company, the Central States Pension Fund has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event the IRS were to revoke the extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funded deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of events that would require recognition of liabilities for ABF’s share of a funded deficiency is remote.

Other multiemployer pension plans in which ABF participates have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funded status as required by the PPA. The Company believes that the contribution rates under ABF’s collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which ABF participates. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional contribution requirements on ABF in the form of a surcharge of an additional 5% to 10%. However, under the current collective bargaining agreement, which extends through March 31, 2013, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase ABF’s overall contribution obligation.

The contribution rate for time worked related to health, welfare and pension benefit costs under ABF’s collective bargaining agreement increased 6.9%, 7.5% and 8.1% effective August 1, 2010, 2009 and 2008, respectively. ABF’s aggregate expense for contributions to the multiemployer health, welfare and pension plans for the years ended December 31 are as follows:

	2010	2009	2008
	($ thousands)

Health and welfare	$103,228	$99,282	$108,792
Pension	120,154	107,585	111,064
Total expense for contributions to multiemployer plans	$223,382	$206,867	$219,856

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE J – STOCKHOLDERS’ EQUITY

Total comprehensive loss was $24.5 million, $114.6 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accumulated Other Comprehensive Loss: Components of accumulated other comprehensive loss were as follows at December 31:

	2010	2009	2008
		($ thousands)
Pre-tax amounts:
Foreign currency translation	$(514)	$(639)	$(1,022)
Unrecognized net periodic benefit costs (see Note I)	(58,707)	(71,916)	(93,097)
Increase in fair value of available for sale security (see Note C)	202	182	–
Total	$(59,019)	$(72,373)	$(94,119)

After-tax amounts:
Foreign currency translation	$(315)	$(391)	$(625)
Unrecognized net periodic benefit costs (see Note I)	(35,870)	(43,940)	(56,882)
Increase in fair value of available for sale security (see Note C)	132	119	–
Total	$(36,053)	$(44,212)	$(57,507)

Dividends on Common Stock: The following table is a summary of dividends declared during the applicable quarter:

	2010		2009		2008
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)
First quarter	$0.03	$777	$0.15	$3,847	$0.15	$3,803
Second quarter	$0.03	$777	$0.15	$3,893	$0.15	$3,846
Third quarter	$0.03	$786	$0.15	$3,892	$0.15	$3,848
Fourth quarter	$0.03	$786	$0.15	$3,891	$0.15	$3,847

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

Treasury Stock: The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million; and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2010, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE K – EQUITY-BASED COMPENSATION

Stock Awards: As of December 31, 2010, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of December 31, 2010, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding – January 1, 2010	838,304	$32.80
Granted	314,130	22.57
Vested	(129,676)	33.57
Forfeited	(31,073)	32.46
Outstanding – December 31, 2010	991,685	$29.46

The Compensation Committee granted restricted stock and restricted stock units under the 2005 Plan during the years ended December 31, 2010, 2009 and 2008 as follows:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

2010	314,130	$22.57
2009	306,730	$22.55
2008	183,380	$39.48

The fair value of restricted stock that vested was $3.6 million in 2010, $1.1 million in 2009 and $1.0 million in 2008. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2010 was $12.4 million, which is expected to be recognized over a weighted-average period of three years.

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding – January 1, 2010	539,857	$26.16
Granted	–	–
Exercised	(86,300)	21.37
Forfeited	(11,200)	26.65
Outstanding – December 31, 2010(2)	442,357	$27.08	1.8	$513

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on December 31, 2010 over the exercise price of the option.
(2)	Options outstanding at December 31, 2010 are vested and available to be exercised.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2010	2009	2008
	($ thousands)

Intrinsic value of options exercised	$415	$143	$2,596
Cash proceeds of options exercised	$1,828	$469	$2,976
Tax benefit of options exercised	$83	$–	$853

Compensation expense related to stock option awards was fully recognized as of December 31, 2008.

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2010	2009	2008
	($ thousands, except share and per share data)
Basic earnings per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(32,693)	$(127,889)	$29,168
Effect of unvested restricted stock awards	(69)	(443)	(661)
Adjusted net income (loss)	$(32,762)	$(128,332)	$28,507

Denominator:
Weighted-average shares	25,187,723	25,052,303	24,976,412

Net income (loss) per share	$(1.30)	$(5.12)	$1.14

Diluted earnings per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(32,693)	$(127,889)	$29,168
Effect of unvested restricted stock awards	(69)	(443)	(661)
Adjusted net income (loss)	$(32,762)	$(128,332)	$28,507

Denominator:
Weighted-average shares	25,187,723	25,052,303	24,976,412
Effect of dilutive securities	–	–	134,127
Adjusted weighted-average shares and assumed conversions	25,187,723	25,052,303	25,110,539

Net income (loss) per share	$(1.30)	$(5.12)	$1.14

For purposes of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities.

For the years ended December 31, 2010 and 2009, outstanding stock awards of 1,434,042 and 1,378,161, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of reducing the loss per share. For the year ended December 31, 2008, outstanding stock awards of 176,425 were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

NOTE M – OPERATING SEGMENT DATA

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

The following table reflects reportable operating segment information for the Company for the years ended December 31:

	2010	2009	2008
	($ thousands)
OPERATING REVENUES
ABF	$1,533,242	$1,384,419	$1,758,780
Other revenues and eliminations	124,622	88,482	74,272
Total operating revenues	$1,657,864	$1,472,901	$1,833,052

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$1,004,974	$970,523	$1,048,779
Fuel, supplies and expenses	263,296	221,732	341,826
Operating taxes and licenses	43,539	42,314	47,088
Insurance	18,755	20,356	21,370
Communications and utilities	14,678	14,393	15,102
Depreciation and amortization	68,848	72,180	74,000
Rents and purchased transportation	169,986	136,826	158,943
Gain on sale of property and equipment	(1,338)	(1,412)	(3,723)
Pension settlement expense	178	4,588	691
Other	8,597	7,426	6,269
Goodwill impairment charge	–	63,958	–
	1,591,513	1,552,884	1,710,345

Other and eliminations	120,896	88,723	74,183
Total operating expenses and costs	$1,712,409	$1,641,607	$1,784,528

OPERATING INCOME (LOSS)
ABF	$(58,271)	$(168,465)	$48,435
Other and eliminations	3,726	(241)	89
	(54,545)	(168,706)	48,524

OTHER INCOME (EXPENSE)
Interest and dividend income	1,194	2,853	5,937
Interest expense and other related financing costs	(2,852)	(2,389)	(1,181)
Other, net(1)	2,406	2,724	(3,370)
	748	3,188	1,386

INCOME (LOSS) BEFORE INCOME TAXES	$(53,797)	$(165,518)	$49,910

(1)  Other, net includes gains (losses) on cash surrender value of life insurance policies.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table provides asset, capital expenditure and depreciation and amortization information by reportable operating segment:

	2010	2009	2008
	($ thousands)
ASSETS
ABF(1)	$597,686	$583,448	$732,826
Other and eliminations	263,265	286,098	239,472
Total consolidated assets	$860,951	$869,546	$972,298

CAPITAL EXPENDITURES, GROSS(2)
ABF	$44,645	$47,048	$57,674
Other equipment and information technology purchases	3,120	1,541	1,395
Total consolidated capital expenditures, gross	$47,765	$48,589	$59,069

DEPRECIATION AND AMORTIZATION EXPENSE
ABF	$68,211	$72,180	$74,000
Other	3,354	3,046	2,872
Total consolidated depreciation and amortization expense	$71,565	$75,226	$76,872

(1)   Decrease from 2008 to 2009 reflects impairment of goodwill in the amount of $64.0 million.

(2)   Includes assets acquired through capital leases.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2010 and 2009:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ thousands, except share and per share data)

Operating revenues	$359,889	$411,347	$445,531	$441,096
Operating expenses and costs	395,155	422,157	447,307	447,790
Operating loss	(35,266)	(10,810)	(1,776)	(6,694)
Other income (expense) – net	437	(617)	806	123
Income tax benefit	(13,458)	(4,079)	(385)	(3,454)
Net loss	(21,371)	(7,348)	(585)	(3,117)
Less: noncontrolling interest in net income (loss) of subsidiary	20	96	164	(8)

Net loss attributable to Arkansas Best Corporation	$(21,391)	$(7,444)	$(749)	$(3,109)

Loss per share
Basic	$(0.85)	$(0.30)	$(0.03)	$(0.12)
Diluted	(0.85)	(0.30)	(0.03)	(0.12)

Average common shares outstanding
Basic	25,088,473	25,182,579	25,199,123	25,223,986
Diluted	25,088,473	25,182,579	25,199,123	25,223,986

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)
	($ thousands, except share and per share data)

Operating revenues	$339,677	$362,635	$398,957	$371,631
Operating expenses and costs	368,278	389,932	411,194	472,201
Operating loss	(28,601)	(27,297)	(12,237)	(100,570)
Other income (expense) – net	(493)	1,851	2,344	(515)
Income tax benefit	(10,937)	(10,082)	(4,565)	(12,413)
Net loss	(18,157)	(15,364)	(5,328)	(88,672)
Less: noncontrolling interest in net income of subsidiary	–	79	245	44

Net loss attributable to Arkansas Best Corporation	$(18,157)	$(15,443)	$(5,573)	$(88,716)

Loss per share
Basic	$(0.73)	$(0.62)	$(0.23)	$(3.54)
Diluted	(0.73)	(0.62)	(0.23)	(3.54)

Average common shares outstanding
Basic	25,038,626	25,043,815	25,047,975	25,054,389
Diluted	25,038,626	25,043,815	25,047,975	25,054,389

(1)          The fourth quarter of 2009 includes a $64.0 million, or $2.55 per share, goodwill impairment charge (nondeductible for tax purposes).

NOTE O – LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations; however, the Company is currently involved in certain legal proceedings, as further described below, for which the outcome and the related financial impact cannot be determined at this time.

Legal Proceedings

National Master Freight Agreement:  On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the National Master Freight Agreement (the “NMFA”) for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Court”) against the parties previously named and Teamster Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks appointment of a third party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Court to rule on the lawsuit.

The grievance and lawsuit assert that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employers who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC on three separate occasions starting in 2009. The grievance filed by ABF Freight System, Inc. is a claim that the IBT and the other named parties have violated the NMFA. The grievance and lawsuit seek to declare three amendments made to the NMFA on behalf of YRC, including the ratification of the third amendment announced on October 30, 2010, null and void. The grievance and lawsuit also seek payment for damages associated with the amendments on behalf of YRC.

On December 20, 2010, the Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis). Although the outcome of the continued legal proceedings cannot be predicted at this time, management believes the legal actions are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

PODS Enterprises, Inc.: On January 12, 2011, PODS Enterprises, Inc. (“PODS”) filed a lawsuit in the U.S. District Court – Middle District of Florida against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows ABF’s petition to cancel all four PODS trademarks with the U.S. Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF, and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims and intends to defend itself vigorously. At this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations are without merit and, although there can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread use of the generic term by the public and the industry, the lack of consumer confusion, and the defense of “fair use” provided under federal law.

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements (aggregating to less than $0.1 million over the last ten years, primarily at four sites) or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

At December 31, 2010 and 2009, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.3 million and $1.2 million, respectively, which is included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Arkansas Best Corporation

We have audited Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arkansas Best Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arkansas Best Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Arkansas Best Corporation and our report dated February 23, 2011 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Rogers, Arkansas

February 23, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2011, are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled “2010 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2010 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2010 Fiscal Year-End,” “2010 Option Exercises and Stock Vested,” “2010 Equity Compensation Plan Information,” “2010 Pension Benefits,” “2010 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2011, are incorporated herein by reference.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2010 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2011, are incorporated herein by reference.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2011, are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 21, 2011, are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 on page 48 of this Form 10-K and is incorporated by reference.

(a)(2)   Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D	Column E		Column F
		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts –	Deductions –		Balance at
Description	of Period	Expenses		Describe	Describe		End of Period
	($ thousands)
Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,470	$868		$1,640 (a)	$2,034	(b)	$3,944
Allowance for other accounts receivable	1,149	105	(c)	–	–		1,254
Allowance for deferred tax assets	3,013	1,217	(d)	–	1,775	(e)	2,455

Year Ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,513	$2,587		$464 (a)	$3,094	(b)	$3,470
Allowance for other accounts receivable	1,001	148	(c)	–	–		1,149
Allowance for deferred tax assets	838	2,213	(f)	–	38	(g)	3,013

Year Ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,942	$1,623		$224 (a)	$2,276	(b)	$3,513
Allowance for other accounts receivable	774	227	(c)	–	–		1,001
Allowance for deferred tax assets	958	–		–	120	(h)	838

Note a	–	Recoveries of amounts previously written off.
Note b	–	Uncollectible accounts written off.
Note c	–	Debited / (credited) to workers’ compensation expense.
Note d	–	Increase in allowance for state and foreign net operating losses for which realization is doubtful.
Note e	–	Expectation of increased realization of state net operating losses and foreign tax credits of $1,547; expiration of fully reserved state net operating losses of $228.
Note f	–	Increase in allowance for state and foreign net operating losses and foreign tax credits for which realization is doubtful.
Note g	–	Expiration of fully reserved state net operating losses.
Note h	–	Expectation of increased realization of foreign net operating losses.

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

ARKANSAS BEST CORPORATION

Date: February 23, 2011	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer,
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board and Director	February 23, 2011
Robert A. Young III

/s/Judy R. McReynolds	Director, President – Chief Executive Officer	February 23, 2011
Judy R. McReynolds	and Principal Executive Officer

/s/Michael E. Newcity	Vice President – Chief Financial Officer	February 23, 2011
Michael E. Newcity	and Principal Financial Officer

/s/David R. Cobb	Vice President – Controller	February 23, 2011
David R. Cobb	and Principal Accounting Officer

/s/John W. Alden	Director	February 23, 2011
John W. Alden

/s/Fred A. Allardyce	Director	February 23, 2011
Fred A. Allardyce

/s/Frank Edelstein	Director	February 23, 2011
Frank Edelstein

/s/William M. Legg	Director	February 23, 2011
William M. Legg

/s/John H. Morris	Director	February 23, 2011
John H. Morris

/s/Alan J. Zakon	Director	February 23, 2011
Alan J. Zakon

FORM 10-K – ITEM 15(a)(3)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Securities and Exchange Commission (the “Commission”) on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

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

3.4

Third Amended and Restated Bylaws of the Company dated as of April 22, 2010 (previously filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 5, 2010, Commission File No. 000-19969, and incorporated herein by reference).

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

4.3

Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007, between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1#

Stock Option Plan (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933 filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

10.2

Collective Bargaining Agreement, effective April 1, 2008 through March 31, 2013, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2008, Commission File No. 000-19969, and incorporated herein by reference).

10.3

Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.4*#	The Company’s 2005 Ownership Incentive Plan.

10.5*#	First Amendment to the Company’s 2005 Ownership Incentive Plan.

10.6*#	The Company’s Executive Officer Annual Incentive Compensation Plan.

FORM 10-K – ITEM 15(a)(3)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

(Continued)

Exhibit
No.

10.7*#	First Amendment to the Company’s Executive Officer Annual Incentive Compensation Plan.

10.8#

The Form of Restricted Stock Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 000-19969, and incorporated herein by reference).

10.9#

The Form of Restricted Stock Award Agreement (Employee) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on April 22, 2005, Commission File No. 000-19969, and incorporated herein by reference).

10.10*#	The Company’s Voluntary Savings Plan .

10.11*#	Amendment One to the Company’s Voluntary Savings Plan.

10.12#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan – Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.13#

The ABC/DTC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference.

10.14#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan – Total, ROCE Portion and Growth Portion and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference.

10.15#

The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 25, 2008, Commission File No. 000-19969, and incorporated herein by reference).

10.16#

The Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.17#

The Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.18#

The Arkansas Best Corporation Supplemental Benefit Plan, amended and restated effective August 1, 2009 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.19#

Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009 (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.20#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

FORM 10-K – ITEM 15(a)(3)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

(Continued)

Exhibit
No.

10.21+

Master Continuing Letter of Credit Reimbursement and Security Agreement, dated November 24, 2009, among The Bank of Tokyo-Mitsubishi UFJ, Ltd., Arkansas Best Corporation, ABF Freight System, Inc., ABF Cartage, Inc., FleetNet America, Inc., Data-Tronics Corp., ABF Farms, Inc., Transport Realty, Inc., Tread-Ark Corporation, ABF Aviation LLC, Global Supply Chain Services, Inc., FreightValue, Inc., and Moving Solutions, Inc. (previously filed as Exhibit 10.20 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the Commission on July 7, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.22+

Letter of Credit Agreement, dated December 8, 2009, between PNC Bank, National Association and Arkansas Best Corporation (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.23+

Letter of Credit Agreement, dated December 9, 2009, between Arkansas Best Corporation and SunTrust Bank (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.24

Continuing Reimbursement Agreement for Letters of Credit, dated November 12, 2009, between U.S. Bank National Association and Arkansas Best Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.25+

Receivables Loan Agreement, dated December 30, 2009, among ABF Freight Funding LLC, as Borrower, ABF Freight System, Inc., as initial Servicer, SunTrust Bank and SunTrust Robinson Humphrey, Inc., as Agent (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.26

First Amendment to Receivables Loan Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference.

10.27

Master Lease Agreement, dated December 30, 2009, between BB&T Equipment Finance Corporation and ABF Freight System, Inc. (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.28

Master Lease Guaranty, dated December 30, 2009, by Arkansas Best Corporation in favor of BB&T Equipment Finance Corporation (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

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