Form 10-Q
period 2011-03-31
ARKANSAS BEST CORP /DE/
filed 2011-05-05
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.01 par value	25,421,887 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2011	2010
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$86,784	$102,578
Short-term investment securities	42,309	39,288
Restricted cash equivalents and short-term investments	51,693	51,661
Accounts receivable, less allowances (2011 — $5,885; 2010 — $3,944)	161,726	145,426
Other accounts receivable, less allowances (2011 — $1,291; 2010 — $1,254)	7,664	8,157
Prepaid expenses	12,098	10,258
Deferred income taxes	34,853	32,681
Prepaid and refundable income taxes	6,297	3,958
Other	5,765	5,677
TOTAL CURRENT ASSETS	409,189	399,684

PROPERTY, PLANT AND EQUIPMENT
Land and structures	244,359	243,981
Revenue equipment	531,837	530,424
Service, office and other equipment	165,587	163,732
Leasehold improvements	22,049	21,890
	963,832	960,027
Less allowances for depreciation and amortization	569,027	552,781
	394,805	407,246

OTHER ASSETS	53,717	54,021

	$857,711	$860,951

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS — continued

	March 31 2011	December 31 2010
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,151	$13,023
Accounts payable	69,324	62,134
Income taxes payable	129	196
Accrued expenses	153,724	144,543
Current portion of long-term debt	14,156	14,001
TOTAL CURRENT LIABILITIES	250,484	233,897

LONG-TERM DEBT, less current portion	39,059	42,657

PENSION AND POSTRETIREMENT LIABILITIES	63,466	65,421

OTHER LIABILITIES	18,237	19,827

DEFERRED INCOME TAXES	17,139	19,405

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2011: 26,976,002 shares; 2010: 26,934,847 shares	270	269
Additional paid-in capital	283,236	281,169
Retained earnings	278,533	292,129
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(34,943)	(36,053)
TOTAL STOCKHOLDERS’ EQUITY	469,326	479,744

	$857,711	$860,951

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31
	2011	2010
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$434,931	$359,889

OPERATING EXPENSES AND COSTS	456,923	395,155

OPERATING LOSS	(21,992)	(35,266)

OTHER INCOME (EXPENSE)
Interest and dividend income	243	334
Interest expense and other related financing costs	(994)	(565)
Other, net	2,610	668
	1,859	437

LOSS BEFORE INCOME TAXES	(20,133)	(34,829)

INCOME TAXES
Current benefit	(740)	(8,490)
Deferred benefit	(6,606)	(4,968)
	(7,346)	(13,458)

NET LOSS	(12,787)	(21,371)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	21	20

NET LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(12,808)	$(21,391)

LOSS PER SHARE
Basic	$(0.51)	$(0.85)
Diluted	(0.51)	(0.85)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,296,854	25,088,473
Diluted	25,296,854	25,088,473

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2010	26,935	$269	$281,169	$292,129	1,678	$(57,770)	$(36,053)	$479,744
Net loss (excluding noncontrolling interest in net income of subsidiary of $21)				(12,808)				(12,808)
Change in foreign currency translation, net of tax of $9							16	16
Amortization of unrecognized net periodic benefit costs, net of tax of $697:
Net actuarial loss							1,124	1,124
Prior service credit							(29)	(29)
Decrease in fair value of available for sale security							(1)	(1)
Total comprehensive loss								(11,698)
Issuance of common stock under share-based compensation plans	41	1	762					763
Tax effect of share-based compensation plans and other			(141)					(141)
Share-based compensation expense			1,446					1,446
Dividends declared on common stock				(788)				(788)
Balances at March 31, 2011	26,976	$270	$283,236	$278,533	1,678	$(57,770)	$(34,943)	$469,326

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2011	2010
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net loss	$(12,787)	$(21,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,918	18,479
Other amortization	73	67
Share-based compensation expense	1,446	1,315
Provision for losses on accounts receivable	298	242
Deferred income taxes	(6,606)	(4,968)
Gain on sales of assets	(95)	(298)
Changes in operating assets and liabilities:
Receivables	(16,174)	(1,065)
Prepaid expenses	(1,840)	(1,573)
Other assets	(168)	(143)
Income taxes	(974)	(6,186)
Accounts payable, accrued expenses and other liabilities	12,555	9,826
NET CASH USED IN OPERATING ACTIVITIES	(6,354)	(5,675)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases	(2,586)	(2,092)
Proceeds from asset sales	612	1,809
Purchases of short-term investment securities	(5,880)	(22,177)
Proceeds from sales of short-term investment securities	2,940	42,226
Capitalization of internally developed software and other	(1,027)	(1,170)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,941)	18,596

FINANCING ACTIVITIES
Payments on long-term debt	(3,443)	(1,429)
Proceeds from issuance of long-term debt	—	11,416
Net change in bank overdraft	127	(12,704)
Change in restricted cash equivalents and short-term investments	(31)	130
Deferred financing costs	(127)	—
Payment of common stock dividends	(788)	(777)
Proceeds from the exercise of stock options and other	763	357
NET CASH USED IN FINANCING ACTIVITIES	(3,499)	(3,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,794)	9,914
Cash and cash equivalents at beginning of period	102,578	39,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,784	$49,246

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

As of March 2011, 76% of ABF’s employees were covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2010 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels. Operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent liabilities and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements and accompanying notes are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents totaling $86.8 million at March 31, 2011 consisted of $60.3 million of cash deposits recorded at cost plus accrued interest, which approximates fair value, and $26.5 million of money market funds for which quoted prices are used to determine fair value. At December 31, 2010, cash and cash equivalents totaling $102.6 million consisted of $63.3 million of cash deposits and $39.3 million of money market funds.

Short-Term Investments

Short-term investments totaling $42.3 million and $39.3 million at March 31, 2011 and December 31, 2010, respectively, consisted of certificates of deposit which are recorded at cost plus accrued interest, which approximates fair value.

Restricted Cash Equivalents and Short-Term Investments

At March 31, 2011 and December 31, 2010, restricted funds of $46.6 million were invested in cash and certificates of deposit and recorded at cost plus accrued interest, which approximates fair value. The remaining balance of $5.1 million at

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

March 31, 2011 and December 31, 2010 consisted of money market funds which are recorded at fair value as determined by quoted prices. The amounts of cash equivalents and short-term investments restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note D).

Long-Term Investments

Long-term investments which are reported at fair value within other long-term assets at March 31, 2011 and December 31, 2010 consisted of mutual fund investments held in trust related to the Company’s Voluntary Savings Plan (“VSP”) and an insured available for sale auction rate debt security. Quoted market prices are used to determine fair values of the mutual fund investments of the VSP, a nonqualified deferred compensation plan. The available for sale security, for which the underlying debt instrument matures in 2025, is valued using the income approach with inputs derived from observable market data and recorded at fair value plus accrued interest.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit (see Note D), may exceed federally insured limits. At March 31, 2011 and December 31, 2010, cash and certificates of deposit of $46.7 million and $48.1 million, respectively, exceeded FDIC-insured limits.

Financial Assets Measured at Fair Value

Fair value measurements are based on observable and unobservable inputs of market data and market assumptions. These inputs form a three-level valuation hierarchy as follows:

•                  Level 1 — Quoted prices for identical assets and liabilities in active markets.

•                  Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table presents, for each of the fair value hierarchy levels, the assets that are measured at fair value on a recurring basis:

		March 31, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$31,558	$31,558	$—	$—
Auction rate debt security(2)	850	—	850	—
Equity, bond and money market mutual funds held in trust related to the VSP(3)	4,336	4,336	—	—
	$36,744	$35,894	$850	$—

		December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$44,383	$44,383	$—	$—
Auction rate debt security(2)	848	—	848	—
Equity, bond and money market mutual funds held in trust related to the VSP(3)	5,761	5,761	—	—
	$50,992	$50,144	$848	$—

(1)	Included in cash equivalents and restricted cash equivalents.
(2)

Market value of available for sale security and accrued interest included in other long-term assets. An unrealized gain of $0.1 million, net of taxes, related to the security was included in accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010.

(3)

Consists of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds which are held in a trust with a third-party brokerage firm. These investments are reported within other long-term assets, and a corresponding liability is reported within other long-term liabilities.

NOTE C — INCOME TAXES

The Company’s statutory federal tax rate is 35%. Federal tax benefits are recorded at the effective tax rate provided the benefits are considered more likely than not to be realized by the Company through loss carrybacks, offset against future taxable income or offset against reversing temporary differences which result in taxable income in excess of financial reporting income. State tax rates vary among states and average approximately 6.0% to 6.5% although some state rates are much higher and some states do not impose an income tax. The Company records state tax benefits if the same criteria as described above are met. The effective tax benefit rates for the three months ended March 31, 2011 and 2010 were 36.5% and 38.6%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances primarily for deferred state income tax assets. The alternative fuel tax credit expired on December 31, 2009 and in December 2010 was retroactively reinstated to January 1, 2010. The alternative fuel tax credit recorded in the first quarter of 2011 amounted to $0.3 million with no comparable credit recorded in the first quarter of 2010. During the three months ended March 31, 2011, the Company received refunds of $0.3 million of state taxes paid in prior years, primarily from loss carrybacks, and the Company paid federal, state and foreign income taxes of $0.5 million.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE D — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Capital Lease Obligations

Long-term debt consisted of capital lease obligations related to revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	March 31	December 31
	2011	2010
	($ thousands)

Capital lease obligations	$53,215	$56,658
Less current portion	14,156	14,001
Long-term debt, less current portion	$39,059	$42,657

The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates, and contain rental adjustment clauses for which the maximum amounts have been included in the future minimum payments under the capital leases in the table below.

March 31
2011
($ thousands)

Due in one year or less	$16,220
Due after one year through three years	35,152
Due after three years through five years	5,440
Due after five years	856
Total minimum lease payments	57,668
Less amounts representing interest	4,453
Present value of net minimum leases included in long-term debt	$53,215

Assets held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2011	2010
	($ thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	61,515	61,515
Service, office and other equipment	1,813	1,813
	65,122	65,122
Less accumulated amortization(1)	13,590	10,058
	$51,532	$55,064

(1)          Amortization of assets under capital leases is included in depreciation expense.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

maintaining consolidated tangible net worth, as defined, of $375.0 million. As of March 31, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of March 31, 2011.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed by the financial institutions subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2011, the Company had $45.7 million of letters of credit outstanding of which $45.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of March 31, 2011, surety bonds outstanding related to the self-insurance program totaled $12.6 million collateralized by $6.5 million of restricted short-term investments in certificates of deposit.

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)

Service cost	$2,164	$2,236	$—	$—	$56	$35
Interest cost	2,489	2,734	97	105	195	218
Expected return on plan assets	(3,146)	(3,043)	—	—	—	—
Transition obligation recognition	—	—	—	—	—	34
Amortization of prior service (credit) cost	—	(2)	—	—	(48)	—
Recognized net actuarial loss and other	1,730	1,898	82	59	28	4
Net periodic benefit cost	$3,237	$3,823	$179	$164	$231	$291

The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan. The Company’s full-year 2011 nonunion defined benefit pension plan expense is estimated to be $12.9 million compared to $15.3 million for the year ended December 31, 2010. The Company does not have a required minimum cash contribution but, depending on all relevant factors, could make contributions to its nonunion defined benefit pension plan in 2011.

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

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2010 Annual Report on Form 10-K.

NOTE F — STOCKHOLDERS’ EQUITY

Total comprehensive loss was $11.7 million and $20.1 million for the three months ended March 31, 2011 and 2010, respectively.

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows:

	March 31	December 31
	2011	2010
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(489)	$(514)
Unrecognized net periodic benefit costs	(56,915)	(58,707)
Increase in fair value of available for sale security	201	202
Total	$(57,203)	$(59,019)

After-tax amounts:
Foreign currency translation	$(299)	$(315)
Unrecognized net periodic benefit costs	(34,775)	(35,870)
Increase in fair value of available for sale security	131	132
Total	$(34,943)	$(36,053)

Dividends on Common Stock

On April 21, 2011, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 5, 2011.

The following table is a summary of dividends declared during the applicable quarter:

	2011		2010
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$788	$0.03	$777
Second quarter (2011 amount estimated)	$0.03	$788	$0.03	$777

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — EQUITY-BASED COMPENSATION

Stock Awards

As of March 31, 2011, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of March 31, 2011, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2011	991,685	$29.46
Granted	—	—
Vested	(13,547)	30.66
Forfeited	—	—
Outstanding — March 31, 2011	978,138	$29.47

On April 20, 2011, the Compensation and Nominating/Corporate Governance Committees approved an award of 316,600 restricted stock units to be granted on May 2, 2011, five business days following the Company’s preceding quarter’s earnings release. The closing market price of the Company’s stock was $22.60 per share on the May 2, 2011 grant date.

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(1)
	Under Option	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2011	442,357	$27.08
Granted	—	—
Exercised	(34,900)	24.38
Forfeited	(23,440)	25.30
Outstanding — March 31, 2011(2)	384,017	$27.43	1.8	$166

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on March 31, 2011 over the exercise price of the option.
(2)	Options outstanding at March 31, 2011 are vested and available to be exercised.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE H — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31
	2011	2010
	($ thousands, except share and per share data)

Basic loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(12,808)	$(21,391)
Effect of unvested restricted stock awards	(30)	(25)
Adjusted net loss	$(12,838)	$(21,416)

Denominator:
Weighted-average shares	25,296,854	25,088,473

Net loss per share	$(0.51)	$(0.85)

Diluted loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(12,808)	$(21,391)
Effect of unvested restricted stock awards	(30)	(25)
Adjusted net loss	$(12,838)	$(21,416)

Denominator:
Weighted-average shares	25,296,854	25,088,473
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,296,854	25,088,473

Net loss per share	$(0.51)	$(0.85)

For the three months ended March 31, 2011 and 2010, outstanding stock awards of 1,362,155 and 1,343,039, respectively, were not included in the diluted loss per share calculations because their inclusion would have the effect of decreasing the loss per share.

NOTE I — OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that is used to make decisions about operating matters. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations. ABF, which provides transportation of general commodities, represents the Company’s only reportable operating segment.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended
	March 31
	2011	2010
	($ thousands)
OPERATING REVENUES
ABF	$402,359	$333,025
Other revenues and eliminations	32,572	26,864
Total consolidated operating revenues	$434,931	$359,889

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$262,493	$236,440
Fuel, supplies and expenses	79,395	60,911
Operating taxes and licenses	11,421	10,491
Insurance	6,480	4,182
Communications and utilities	3,980	3,866
Depreciation and amortization	17,244	17,798
Rents and purchased transportation	42,473	34,093
Gain on sale of property and equipment	(99)	(298)
Other	1,595	1,224
	424,982	368,707

Other expenses and eliminations	31,941	26,448
Total consolidated operating expenses and costs	$456,923	$395,155

OPERATING INCOME (LOSS)
ABF	$(22,623)	$(35,682)
Other and eliminations	631	416
Total consolidated operating loss	(21,992)	(35,266)

OTHER INCOME (EXPENSE)
Interest and dividend income	243	334
Interest expense and other related financing costs	(994)	(565)
Other, net(1)	2,610	668
Total consolidated other income	1,859	437

LOSS BEFORE INCOME TAXES	$(20,133)	$(34,829)

(1)          Other, net includes increases in cash surrender value of life insurance policies and gains from policy proceeds.

NOTE J — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations; however, the Company is currently involved in certain legal proceedings, as further described below, for which the outcome and the related financial impact cannot be determined at this time.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Legal Proceedings

National Master Freight Agreement

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

On December 20, 2010, the Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. A decision from the Court of Appeals is expected by July 2011. Although the outcome of the continued legal proceedings cannot be predicted at this time, management believes the legal actions are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

PODS Enterprises, Inc.

On January 12, 2011, PODS Enterprises, Inc. (“PODS”) filed a lawsuit in the U.S. District Court — Middle District of Florida against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows ABF’s petition to cancel all four PODS trademarks with the U.S. Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF, and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims and intends to defend itself vigorously. On March 25, 2011, ABF Freight System, Inc. filed an Answer and Counterclaim alleging that PODS violated Federal and Florida antitrust laws. This litigation matter is in a preliminary stage and, at this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations are without merit and, although there can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread use of the generic term by the public and the industry, the lack of consumer confusion, and the defense of “fair use” provided under federal law.

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 72 underground tanks located in 23 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

At March 31, 2011 and December 31, 2010, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $1.0 million and $1.3 million, respectively, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of Arkansas Best Corporation (the “Company”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s 2010 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). ABF, which represented 93% of consolidated revenues for the three months ended March 31, 2011, is the Company’s only reportable operating segment.

Results of Operations

Consolidated Results

	Three Months Ended March 31
	2011	2010
	($ thousands, except workdays and per share data)

WORKDAYS	64.0	63.0

OPERATING REVENUES
ABF	$402,359	$333,025
Other revenues and eliminations	32,572	26,864
	$434,931	$359,889

OPERATING INCOME (LOSS)
ABF	$(22,623)	$(35,682)
Other and eliminations	631	416
	$(21,992)	$(35,266)

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(12,808)	$(21,391)

DILUTED LOSS PER SHARE	$(0.51)	$(0.85)

Consolidated revenues for the three months ended March 31, 2011 increased 19.0% on a per-day basis compared to the same prior year period, with the increase primarily attributable to ABF operations. Consolidated revenue growth was also impacted by business operations that are reported in the Company’s revenues other than ABF, including increased roadside vehicle assistance services at Fleetnet America, Inc.

Consolidated operating loss for the three months ended March 31, 2011, decreased $13.3 million from the same period in 2010. The improvements in consolidated operating loss and net loss per share primarily reflect the operations of ABF, as discussed in the following sections of Results of Operations.

ABF Overview

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2010 Annual Report on Form 10-K. The key indicators necessary to understand ABF’s operating results include:

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

During the three months ended March 31, 2011, ABF’s revenue increased 18.9%, on a per-day basis compared to the same period in 2010. The increase in ABF’s revenue primarily reflects a 17.4% improvement in tonnage levels on a per-day basis. The increase in ABF’s revenue was also influenced by a 2.3% increase in revenue per hundredweight, including fuel surcharges, compared to the same prior year period. ABF’s first quarter 2011 operating ratio improved to 105.6% from 110.7% in first quarter 2010. ABF’s operating results are more fully discussed below and in the ABF Results section of MD&A.

Tonnage

The rate of improvement in ABF’s year-over-year average daily total tonnage levels increased during each month of the first quarter of 2011, despite the impact of severe weather effects in late January and early February 2011. For the month of April 2011, average daily total tonnage for ABF increased approximately 16% compared to the same period last year.

ABF has experienced quarterly increases in year-over-year tonnage on a per-day basis since the first quarter of 2010; however, tonnage levels in the first quarter of 2011 were 4.1% below first quarter 2006 levels. ABF’s tonnage began declining on a year-over-year basis during the fourth quarter of 2006 and continued through the fourth quarter of 2009. The unfavorable economic environment in recent years has adversely impacted the business activities of ABF’s customers, which has reduced ABF’s tonnage levels and limited ABF’s ability to secure adequate pricing for its services. ABF’s management believes the year-over-year increase in quarterly tonnage levels that has occurred since the first quarter of 2010 reflects a combination of business generated from additional customers, an increase in tonnage related to existing customers and modest year-over-year improvement in general economic conditions as indicated by measures such as the Institute for Supply Management Purchasing Managers’ Index and the seasonally adjusted Industrial Production Index published by the Federal Reserve. Although there are indications of economic factors that could contribute to further year-over-year increases in tonnage, there can be no assurances that ABF will achieve or maintain improvements in operating results based on ABF’s current tonnage levels.

Pricing

Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight along with changes in other freight profile factors, which are further described in the ABF Results section of MD&A, such as average shipment size, average length of haul, freight density and customer and geographic mix can affect the average billed revenue per hundredweight measure. Since pricing is established individually by account, ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. The competitive pricing environment experienced during the recent recessionary period has limited ABF’s ability to secure adequate prices to cover increasing operating costs and has adversely impacted ABF’s operating results.

Approximately 45% of ABF’s business is subject to a base less-than-truckload (“LTL”) tariff and priced through general rates combined with individually negotiated discounts. Rates on the other 55% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. Effective October 1, 2010 and January 11, 2010, ABF implemented nominal general rate increases on its LTL base rate tariff of 5.90% and 5.70%, respectively, although the amounts vary by lane and shipment characteristics. ABF has experienced minimal price erosion of the general rate increase that was implemented in October 2010. Negotiated price increases on contracts and deferred pricing agreements have also improved in the first quarter 2011 compared to both fourth quarter 2010 and first quarter 2010.

Total billed revenue per hundredweight increased 2.3% during the three months ended March 31, 2011 compared to the same period of 2010. Fuel surcharges and freight profile factors have a significant impact on the revenue per hundredweight measure. Excluding changes in fuel surcharges and freight profile, average pricing on ABF’s traditional LTL business for the first quarter 2011 was below the first quarter 2010 average with the percentage decline in the low single digits despite the increase in general rates and contractual and deferred pricing agreements previously mentioned. Obtaining positive adjustments on individual deferred and contractual arrangements that are effective at various times throughout the year is a lengthy process for achieving measurable price improvement on ABF’s overall business. In addition, industry pricing has been negatively impacted during recent periods of lower available tonnage during which time pricing became a primary driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. ABF has not been able to adequately secure base LTL rate increases during this time and, consequently, pricing on ABF’s traditional LTL business has been adversely impacted. During the three months ended March 31, 2011, the business growth ABF experienced from existing customers was generally on less profitable accounts. Furthermore, as discussed in the following Fuel section of the ABF Overview, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered as fuel prices increased significantly in the first quarter of 2011.

ABF is currently undertaking actions to increase pricing on underperforming accounts and to correct inadequate fuel surcharge programs. Management believes that progress has been made toward these objectives as evidenced by a year-over-year increase in total billed revenue per hundredweight for the month of April 2011 which was estimated to be approximately 8%, and after excluding changes in fuel surcharges and freight profile the percentage increase was estimated to be in the low single digits. However, there can be no assurances that the current price improvement trend will continue. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could continue to limit the amount of fuel surcharge revenue recovered.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenue from fuel surcharges generally more than offsets direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. The weekly retail on-highway diesel price per gallon, including taxes, published by the U.S. Department of Energy decreased from a high of $4.76 in July 2008 to a low of $2.02 in March 2009 and subsequently increased to $3.93 in March 2011. Fuel prices and related fuel surcharge rates have continued to increase through April 2011. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. Throughout the first three months of 2011, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, as previously mentioned in the Pricing section of the ABF Overview, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. As a result, fuel surcharge caps and nonstandard fuel surcharge arrangements that became effective during the recent competitive recessionary period had a more significant impact on ABF’s operating results for the first quarter of 2011 than in past periods of considerable fuel price increases. Management estimated that the effect of nonstandard arrangements negatively impacted the first quarter 2011 operating ratio by approximately 0.6% of revenue compared to the prior year first quarter.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 65.2% and 71.0% of ABF’s revenue for the three months ended March 31, 2011 and 2010, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (the “IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF Results section of MD&A. Information made available to ABF by a large multiemployer plan indicates that approximately half of the plan’s benefit payments are distributed to employees of companies that are no longer in business.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Competitors with lower labor cost structures have reduced their freight rates to gain market share in periods of lower tonnage levels, which has further limited ABF’s ability to maintain or increase base freight rates. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure under the NMFA on its operating results.

On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the NMFA for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”), claiming that the IBT and the other named parties have violated the NMFA. A lawsuit was simultaneously filed with the United States District Court for the Western Division of Arkansas (the “Court”) against the parties previously named and Teamsters Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks appointment of a third party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Court to rule on the lawsuit. The grievance and lawsuit assert that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employees who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC on three separate occasions starting in 2009. The grievance and lawsuit seek to declare three amendments made to the NMFA on behalf of YRC, including the ratification of the third amendment announced on October 30, 2010, null and void. The grievance and lawsuit also seek payment for damages associated with the amendments made on behalf of YRC.

On December 20, 2010, the Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. A decision from the Court of Appeals is expected by July 2011. Although the outcome of the continued legal proceedings cannot be predicted at this time, management believes the legal actions are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

ABF Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Three Months Ended
	March 31
	2011	2010

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	65.2%	71.0%
Fuel, supplies and expenses	19.7	18.3
Operating taxes and licenses	2.8	3.2
Insurance	1.6	1.3
Communications and utilities	1.0	1.2
Depreciation and amortization	4.3	5.3
Rents and purchased transportation	10.6	10.2
Gain on sale of property and equipment	—	(0.1)
Other	0.4	0.3
	105.6%	110.7%

ABF OPERATING LOSS	(5.6)%	(10.7)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2011	2010	% Change

Workdays	64.0	63.0

Billed revenue(1) per hundredweight, including fuel surcharges	$24.16	$23.61	2.3%

Pounds	1,685,990,834	1,413,997,408	19.2%

Pounds per day	26,343,607	22,444,403	17.4%

Shipments per DSY(2) hour	0.491	0.477	2.9%

Pounds per DSY(2) hour	691.72	651.19	6.2%

Pounds per shipment	1,407	1,366	3.0%

Pounds per mile	20.34	19.70	3.2%

(1)	Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
(2)	Dock, street and yard (“DSY”) measures are further discussed within this ABF Results section of MD&A.

ABF Revenue

ABF’s revenue for the three months ended March 31, 2011 was $402.4 million, compared to $333.0 million for the same period in 2010. ABF’s revenue per day increased 18.9% for the three months ended March 31, 2011 compared to the same period in 2010. The increase in ABF’s revenue per day for the three months ended March 31, 2011 was primarily due to increases in tonnage per day of 17.4%, and higher fuel surcharge revenue, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index.

ABF’s tonnage increase for the three months ended March 31, 2011 was primarily attributable to an improved freight environment compared to the prior year period as previously discussed in the ABF Overview. The tonnage improvement for the three months ended March 31, 2011 reflects an increase in the number of shipments and an increase in weight per shipment.

Total billed revenue per hundredweight increased 2.3% for the three months ended March 31, 2011 compared to the same period of 2010, primarily reflecting higher fuel surcharge revenue. The increase in billed revenue per hundredweight was also impacted by the general rate increase implemented on October 1, 2010 and changes in freight profile, including rated class, pounds per shipment, freight density, length of haul and customer and geographic mix. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced a low single-digit percentage decline in first quarter 2011 compared to first quarter 2010. The ABF Overview section of MD&A includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Operating Loss

ABF generated operating losses of $22.6 million and $35.7 million for three months ended March 31, 2011 and 2010, respectively. ABF’s first quarter 2011 operating ratio improved to 105.6% from 110.7% in the first quarter of 2010. The improvement in ABF’s operating ratio for the three months ended March 31, 2011 was primarily influenced by the tonnage-driven increase in revenue as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Despite the improved freight environment in the three months ended March 31, 2011, the recessionary economic conditions during recent periods and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. As discussed in the ABF Overview section, ABF’s operating ratio was impacted by lower pricing on its base LTL business and the impact of fuel surcharge caps and nonstandard fuel surcharge programs as fuel costs significantly increased. ABF’s ability to improve its operating ratio is dependent on securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. In addition, adverse weather conditions in late January and early February increased ABF’s first quarter 2011 operating ratio by approximately 1.5% of revenue compared to the adverse weather effect of approximately 0.5% of revenue in first quarter 2010. For the three months ended March 31, 2011, ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Labor costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 65.2% and 71.0% of ABF’s revenue for the three months ended March 31, 2011 and 2010, respectively. Salaries, wages and benefits expense increased $26.1 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily reflecting the increased tonnage levels. The expense increase also reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increase effective on April 1, 2010 was 1.9%, and the health, welfare and pension benefit costs under the NMFA increased 6.9% on August 1, 2010. Under the NMFA, contractual wages increased 1.7% effective April 1, 2011, and the health, welfare and pension benefit rate is scheduled to increase 6.5% effective August 1, 2011.

Salaries, wages and benefits expense as a percentage of revenue decreased 5.8% for the three months ended March 31, 2011 compared to the same period in 2010. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in salaries, wages and benefits expense as a percent of revenue was also influenced by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the operating ratio for the three months ended March 31, 2011 by 0.4% compared to the prior year period. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion pension costs.

ABF uses shipments per dock, street and yard (“DSY”) hour to measure effectiveness of labor costs in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of labor costs in its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Salaries, wages and benefits expense for the three months ended March 31, 2011 was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the table in the ABF Results section of MD&A, including increases in shipments and pounds per DSY hour and an increase in pounds per mile compared to the same prior year period. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and the effect of an increase in pounds per shipment, reflecting changes in customer account profile and mix during the three months ended March 31, 2011 compared to the same period of 2010.

Fuel, supplies and expenses as a percentage of revenue increased 1.4% for the three months ended March 31, 2011 compared to the same period in 2010. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 35.2% during the three months ended March 31, 2011, compared to the same period in 2010.

Operating taxes and licenses and communications and utilities decreased 0.4% and 0.2%, respectively, as a percentage of revenue for the three months ended March 31, 2011 compared to the same period in 2010, as a portion of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Insurance costs increased 0.3% as a percentage of revenue for the three months ended March 31, 2011 compared to the same prior year period, primarily due to the increase in severity of third-party casualty claims. As a percentage of revenue, third-party casualty expense year-to-date through March 31, 2011 was 0.4% above ABF’s ten-year historical average.

Depreciation and amortization decreased 1.0% as a percentage of revenue for the three months ended March 31, 2011 compared to the same period in 2010. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in depreciation and amortization charges in the first quarter of 2011 reflects a delay in the timing of replacing older, fully depreciated tractors with new tractors. This delay in equipment replacement was influenced by reduced mileage on certain tractors during the recent recessionary business environment. The decrease in depreciation and amortization costs as a percentage of revenue was partially offset by the effect of higher unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue increased by 0.4% in the first three months of 2011 compared to the same period of 2010, primarily reflecting an increase in rail utilization from 11% of total linehaul miles in the first quarter of 2010 to 14% in the first quarter of 2011 and higher fuel surcharges associated with rail services.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents and short-term investments, cash generated by operations and borrowing capacity under its accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2011	2010
	($ thousands)

Cash and cash equivalents(1)	$86,784	$102,578
Short-term investments, primarily FDIC-insured certificates of deposit	42,309	39,288
Total unrestricted	129,093	141,866
Restricted(2)	51,693	51,661
Total(3)	$180,786	$193,527

(1)	Cash equivalents consist of money market funds.
(2)

Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)

Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At March 31, 2011 and December 31, 2010, cash and certificates of deposit of $46.7 million and $48.1 million, respectively, exceeded FDIC-insured limits.

Unrestricted cash, cash equivalents and short-term investments declined $12.8 million from December 31, 2010 to March 31, 2011. During the three months ended March 31, 2011, cash, cash equivalents and short-term investments on-hand were used to fund operating activities, repay $3.4 million of long-term debt related to capital leases, fund $2.0 million of capital expenditures net of proceeds from asset sales and pay dividends of $0.8 million on Common Stock. Cash used in operating activities during the three months ended March 31, 2011 was relatively comparable to the same prior year period as the impact of improved ABF operating results was mostly offset by increases in working capital, primarily growth in accounts receivable associated with the higher business volumes in the first quarter of 2011.

Unrestricted cash, cash equivalents and short-term investments declined $10.1 million from December 31, 2009 to March 31, 2010. During the three months ended March 31, 2010, cash, cash equivalents and short-term investments on-hand and proceeds from issuance of long-term debt related to capital leases of $11.4 million were used to fund operating activities, repay $12.7 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks) and pay dividends of $0.8 million on Common Stock.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds for an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including maintaining consolidated tangible net worth, as defined, of $375.0 million. As of March 31, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of March 31, 2011.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company has up to $90.0 million of availability for the issuance of letters of credit under the LC Agreements of which $75.0 million is committed by the financial institutions subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2011, the Company had $45.7 million of letters of credit outstanding of which $45.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of March 31, 2011, surety bonds outstanding related to the self-insurance program totaled $12.6 million collateralized by $6.5 million of restricted short-term investments in certificates of deposit.

The Company has financed certain revenue equipment and other equipment through capital lease agreements. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates as well as rental adjustment clauses for which the maximum amounts due to the lessor are included in the recorded capital lease obligations and the future minimum rent payments shown in Contractual Obligations within this section of MD&A. The present values of net minimum lease payments are recorded in long-term debt. In April 2011, ABF entered into an additional capital lease agreement with 36-month terms to finance $1.9 million of revenue equipment acquired in 2011. The Company will consider utilizing capital lease arrangements or other secured financing to finance future purchases of certain revenue equipment.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, purchase obligations and near-term estimated benefit plan distributions as of March 31, 2011. The Company’s 2010 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest(1)	$57,668	$16,220	$35,152	$5,440	$856
Operating lease obligations(2)	48,213	11,847	16,437	9,915	10,014
Purchase obligations(3)	1,133	1,133	—	—	—
Voluntary savings plan distributions(4)	4,336	1,343	961	153	1,879
Postretirement health expenditures(5)	7,326	603	1,288	1,295	4,140
Deferred salary distributions(6)	10,626	1,158	2,258	1,858	5,352
Supplemental pension distributions(7)	10,786	3,651	—	1,235	5,900
Noncontrolling interest in subsidiary(8)	2,571	—	—	2,571	—
Total	$142,659	$35,955	$56,096	$22,467	$28,141

(1) Capital lease obligations relate primarily to revenue equipment as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2011, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $46.6 million for terminal facilities and $1.6 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(3) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to equipment and certain operating expenses. The purchase obligations for equipment are included in the Company’s 2011 capital expenditure plan, which is estimated to be approximately $65.0 million to $85.0 million, net of proceeds from asset sales. The Company’s 2011 capital expenditure plan includes amounts that may be financed under capital leases and other secured financing. Actual 2011 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment as well as the extent of financing available and utilized.

(4) Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees.

(5) Represents projected distributions over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $14.0 million as of March 31, 2011.

(6) Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As of March 31, 2011, the liability balance related to the deferred salary distributions totaled $7.2 million.

(7) Represents estimated distributions over the next ten years under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The SBP liability balance totaled $9.4 million as of March 31, 2011.

(8) Noncontrolling interest in subsidiary represents the option, provided to noncontrolling shareholders, to sell to the Company their remaining interest in a logistics business, which the Company acquired during second quarter 2009. The noncontrolling shareholders’ option to sell may not be exercised until the sixth anniversary of the date of acquisition.

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Economic conditions, along with competitive market factors and the related impact on pricing levels that ABF receives for its services, could continue to adversely affect the Company’s ability to generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents and short-term investments and amounts available under the accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations and finance the Company’s lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Additional capital leases and other secured financing may also be used to fund capital expenditures.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of March 31, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $48.2 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A. The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships.

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, increased $16.3 million from December 31, 2010 to March 31, 2011, primarily due to an increase in revenue levels in March 2011 compared to December 2010.

Income Taxes

For the three months ended March 31, 2011, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances primarily for deferred state income tax assets. The alternative fuel tax credit expired on December 31, 2009 and in December 2010 was retroactively reinstated to January 1, 2010. The alternative fuel tax credit recorded in the first quarter of 2011 amounted to $0.3 million with no comparable credit recorded in the first quarter of 2010. The Company’s effective tax benefit rate for the three months ended March 31, 2011 was 36.5% compared to 38.6% for the three months ended March 31, 2010. The Company made $0.5 million of federal, state and foreign income tax payments during the three months ended March 31, 2011 and received refunds, primarily for loss carrybacks, of $0.3 million of state taxes.

The U.S. statutory rate of the Company is 35%, before credits, and the average state tax rate, net of the associated federal deduction, is approximately 4%. However, various factors could cause the full year 2011 tax rate to vary significantly from the statutory rate. Specifically, continued losses will result in the Company recording valuation allowances for a substantial portion of federal and state tax benefits, which would result in a significantly lower benefit rate. Also, low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses.

Management does not expect that the cash outlays for income taxes will materially exceed income tax expense during the foreseeable future, although subsidiaries which have taxable income do incur cash outlays for state or foreign taxes due to limitations on offsetting losses of other subsidiaries between different tax jurisdictions. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2011 may be substantially less than tax benefits that may be recorded related to any continuing operating losses, although these tax benefits may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not.

At March 31, 2011, the Company had net deferred tax assets of $17.7 million. Net deferred tax assets include $22.3 million related to unamortized nonunion pension and postretirement benefit costs which are included in accumulated other comprehensive loss. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax-planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset a substantial portion of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverted to two years. The Company had taxable income of $88.5 million,

$122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through February 28, 2010, the end of the Company’s prior tax year. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need approximately $51 million of future taxable income to realize net deferred tax assets as of March 31, 2011. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which would support deferred tax assets recorded as of March 31, 2011. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

At March 31, 2011 and December 31, 2010, valuation allowances for deferred tax assets totaled $3.2 million and $2.5 million, respectively. Valuation allowances related to state net operating losses and contribution carryovers for which realization is not more likely than not totaled $2.1 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively. The valuation allowance increased by $0.9 million from December 31, 2010 to March 31, 2011, due to the increase in certain state net operating losses related to ABF and decreased by $0.6 million for expired state net operating losses. A valuation allowance was established at March 31, 2011 for $0.4 million for future ABF state depreciation benefits that are not more likely than not to be realized. In addition, a valuation allowance of $0.7 million at March 31, 2011 and at December 31, 2010 was related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization is not considered to be more likely than not. The need for additional valuation allowances will be continually monitored by management. In addition, there has been substantial discussion by various government officials of changes in tax laws affecting corporations including potential reductions in the federal corporate tax rate. The effect of the potential reduction in the federal corporate tax rate of 35% to a lower rate would be to reduce the value of the net deferred tax assets on the Company’s balance sheet, generally in proportion to the difference between the current 35% rate and the revised tax rate.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves which, for tax purposes, are generally only deductible when paid. In recent years, financial reporting income has exceeded taxable income. For 2010 and for the three months ended March 31, 2011, the financial reporting loss exceeded the tax loss.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the three months ended March 31, 2011. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue, accounting for leases and disclosures related to ABF’s participation in multiemployer plans.

Legal and Environmental Matters

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations; however, the Company is currently involved in certain nonroutine legal proceedings for which the outcome and the related financial impact cannot be determined at this time (see Note J to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenue may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced during its normal replacement cycles at higher costs, which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. During the three months ended March 31, 2011, ABF’s base LTL pricing declined compared to the same prior year period while contractual wage and benefit rates increased under the collective bargaining agreement with its union employees for the current year period. As discussed above, the pricing environment, which has shown recent indications of improvement, has been very competitive during the recent economic recession and, along with the lengthy process required to restore profitable pricing levels as the economy improves, has limited ABF’s ability to offset inflationary and contractual cost increases.

Current Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on ABF’s business, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for the purposes of impairment tests related to ABF’s operating assets and deferred tax assets will prove to be accurate predictions of the future.

Forward-Looking Statements

Statements contained in the MD&A section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, recessionary economic conditions; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates; availability of fuel; the impact of any limitations on our customers’ access to adequate financial resources; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company’s subsidiaries; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; governmental regulations and policies; future climate change legislation; costs of continuing investments in technology; the timing and amount of capital expenditures; the cost, integration and performance of any future acquisitions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

FINANCIAL INFORMATION

ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2010, there have been no significant changes in the Company’s market risks as reported in the Company’s 2010 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS.

For information related to the Company’s legal proceedings, see Note J, Legal Proceedings, Environmental Matters and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

The Company’s risk factors are fully described in the Company’s 2010 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)                  Recent sales of unregistered securities.

None.

(b)                  Use of proceeds from registered securities.

None.

(c)                  Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2011, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the three months ended March 31, 2011.

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

4.1

First Amended and Restated Rights Agreement, dated as of May 1, 2001 between Arkansas Best Corporation and Computershare Investor Services, LLC, as Rights Agent (including exhibits thereto) (previously filed as Exhibit 4.1 to the Company’s Form 8-A/A Amendment No. 2 filed with the Commission on May 16, 2001, Commission File No. 000-19969, and incorporated herein by reference).

4.2

Amendment to First Amended and Restated Rights Agreement, dated as of April 4, 2003 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.2 to the Company’s Form 8-A/A Amendment No. 3 filed with the Commission on April 4, 2003, Commission File No. 000-19969, and incorporated herein by reference).

4.3

Second Amendment to First Amended and Restated Rights Agreement, dated as of May 18, 2007 between Arkansas Best Corporation and LaSalle Bank, National Association, as Rights Agent (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 18, 2007, Commission File No. 000-19969, and incorporated herein by reference).

10.1

First Amendment to Receivables Loan Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.2#

The ABC/DTC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.3#

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 5, 2011	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: May 5, 2011	/s/ Michael E. Newcity
Michael E. Newcity
Vice President — Chief Financial Officer
and Principal Financial Officer