Form 10-Q
period 2011-06-30
ARKANSAS BEST CORP /DE/
filed 2011-08-09
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.01 par value	25,421,887 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30 2011	December 31 2010
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114,834	$102,578
Short-term investments	37,579	39,288
Restricted cash equivalents and short-term investments	51,681	51,661
Accounts receivable, less allowances (2011 — $5,737; 2010 — $3,944)	170,660	145,426
Other accounts receivable, less allowances (2011 — $1,214; 2010 — $1,254)	7,415	8,157
Prepaid expenses	9,422	10,258
Deferred income taxes	35,596	32,681
Prepaid and refundable income taxes	2,209	3,958
Other	5,221	5,677
TOTAL CURRENT ASSETS	434,617	399,684

PROPERTY, PLANT AND EQUIPMENT
Land and structures	241,082	243,981
Revenue equipment	551,411	530,424
Service, office and other equipment	167,329	163,732
Leasehold improvements	21,198	21,890
	981,020	960,027
Less allowances for depreciation and amortization	582,686	552,781
	398,334	407,246

OTHER ASSETS	54,564	54,021

	$887,515	$860,951

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS — continued

	June 30 2011	December 31 2010
	(Unaudited)
	($ thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$15,820	$13,023
Accounts payable	82,950	62,134
Income taxes payable	348	196
Accrued expenses	157,589	144,543
Current portion of long-term debt	15,386	14,001
TOTAL CURRENT LIABILITIES	272,093	233,897

LONG-TERM DEBT, less current portion	38,160	42,657

PENSION AND POSTRETIREMENT LIABILITIES	65,204	65,421

OTHER LIABILITIES	17,713	19,827

DEFERRED INCOME TAXES	17,878	19,405

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2011: 27,099,819 shares; 2010: 26,934,847 shares	271	269
Additional paid-in capital	284,771	281,169
Retained earnings	283,034	292,129
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(33,839)	(36,053)
TOTAL STOCKHOLDERS’ EQUITY	476,467	479,744

	$887,515	$860,951

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$498,550	$411,347	$933,481	$771,237

OPERATING EXPENSES AND COSTS	489,552	422,157	946,475	817,313

OPERATING INCOME (LOSS)	8,998	(10,810)	(12,994)	(46,076)

OTHER INCOME (EXPENSE)
Interest and dividend income	273	274	516	608
Interest expense and other related financing costs	(932)	(434)	(1,927)	(999)
Other, net	281	(457)	2,892	211
	(378)	(617)	1,481	(180)

INCOME (LOSS) BEFORE INCOME TAXES	8,620	(11,427)	(11,513)	(46,256)

INCOME TAXES
Current provision (benefit)	3,132	(847)	2,392	(9,336)
Deferred provision (benefit)	37	(3,232)	(6,569)	(8,200)
	3,169	(4,079)	(4,177)	(17,536)

NET INCOME (LOSS)	5,451	(7,348)	(7,336)	(28,720)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	153	96	174	116

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$5,298	$(7,444)	$(7,510)	$(28,836)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.20	$(0.30)	$(0.30)	$(1.15)
Diluted	$0.20	$(0.30)	$(0.30)	$(1.15)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,411,339	25,182,579	25,358,130	25,137,886
Diluted	25,411,942	25,182,579	25,358,130	25,137,886

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2010	26,935	$269	$281,169	$292,129	1,678	$(57,770)	$(36,053)	$479,744
Net loss (excluding noncontrolling interest in net income of subsidiary of $174)				(7,510)				(7,510)
Change in foreign currency translation, net of tax of $18							28	28
Amortization of unrecognized net periodic benefit costs, net of tax of $1,394:
Net actuarial loss							2,249	2,249
Prior service credit							(58)	(58)
Change in fair value of available for sale security, net of tax of $2							(5)	(5)
Total comprehensive loss								(5,296)
Issuance of common stock under share-based compensation plans	165	2	761					763
Tax effect of share-based compensation plans and other			(858)					(858)
Share-based compensation expense			3,699					3,699
Dividends declared on common stock				(1,585)				(1,585)
Balances at June 30, 2011	27,100	$271	$284,771	$283,034	1,678	$(57,770)	$(33,839)	$476,467

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2011	2010
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net loss	$(7,336)	$(28,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,971	36,096
Other amortization	123	133
Pension settlement expense	—	178
Share-based compensation expense	3,699	2,158
Provision for losses on accounts receivable	1,122	303
Deferred income tax benefit	(6,569)	(8,200)
Gain on sale of property and equipment	(873)	(72)
Changes in operating assets and liabilities:
Receivables	(25,756)	(20,857)
Prepaid expenses	836	1,399
Other assets	146	706
Income taxes	2,417	21,605
Accounts payable, accrued expenses and other liabilities	29,352	14,499
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,132	19,228

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases and notes payable	(18,766)	(3,399)
Proceeds from sales of property and equipment	3,370	2,676
Purchases of short-term investments	(12,250)	(27,542)
Proceeds from sales of short-term investments	14,125	57,916
Capitalization of internally developed software and other	(2,183)	(2,293)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,704)	27,358

FINANCING ACTIVITIES
Payments on long-term debt	(6,994)	(3,011)
Proceeds from issuance of long-term debt	—	11,416
Net change in bank overdraft	2,797	(11,844)
Change in restricted cash equivalents and short-term investments	(20)	(983)
Deferred financing costs	(133)	—
Payment of common stock dividends	(1,585)	(1,554)
Proceeds from the exercise of stock options and other	763	515
NET CASH USED IN FINANCING ACTIVITIES	(5,172)	(5,461)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,256	41,125
Cash and cash equivalents at beginning of period	102,578	39,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,834	$80,457

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$5,358	$5,931
Equipment financed under capital leases and notes payable	$3,882	$4,779

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

As of June 2011, 76% of ABF’s employees were covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments and restricted funds:

	June 30 2011	December 31 2010
	($ thousands)
Cash and cash equivalents
Cash deposits(1)	$57,471	$63,282
Variable rate demand notes(1)(2)	29,626	—
Money market funds(3)	27,737	39,296
	$114,834	$102,578

Short-term investments
Certificates of deposit(1)	$37,579	$39,288
	$37,579	$39,288

Restricted cash equivalents and short-term investments(4)
Cash deposits(1)	$5,983	$2,816
Certificates of deposit(1)	40,612	43,758
Money market funds(3)	5,086	5,087
	$51,681	$51,661

(1)             Recorded at cost plus accrued interest, which approximates fair value.

(2)             Amounts may be redeemed on a daily basis as presented to the original issuer.

(3)             Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this note).

(4)             Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note D).

The Company’s long-term investment financial instruments are presented in the table of financial assets measured at fair value within this note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit (see Note D), may exceed federally insured limits. At June 30, 2011 and December 31, 2010, cash and certificates of deposit of $47.4 million and $48.1 million, respectively, exceeded FDIC-insured limits.

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

The following table presents, for each of the fair value hierarchy levels, the assets that are measured at fair value on a recurring basis:

		June 30, 2011
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$32,823	$32,823	$—	$—
Auction rate debt security(2)	849	—	849	—
Equity, bond and money market mutual funds held in trust related to the Voluntary Savings Plan(3)	3,947	3,947	—	—
	$37,619	$36,770	$849	$—

		December 31, 2010
		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
		($ thousands)
Money market funds(1)	$44,383	$44,383	$—	$—
Auction rate debt security(2)	848	—	848	—
Equity, bond and money market mutual funds held in trust related to the Voluntary Savings Plan(3)	5,761	5,761	—	—
	$50,992	$50,144	$848	$—

(1)             Included in cash equivalents and restricted cash equivalents.

(2)             Consists of an insured available for sale auction rate debt security for which the underlying debt instrument matures in 2025. The security is valued using the income approach with inputs derived from observable market data and recorded at fair value plus accrued interest in other long-term assets. An unrealized gain, net of taxes, related to the security was included in accumulated other comprehensive loss as of June 30, 2011 and December 31, 2010 (see Note F).

(3)             Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds and money market funds which are held in a trust with a third-party brokerage firm. Quoted market prices are used to determine fair values of the investments which are included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

NOTE C — INCOME TAXES

The Company’s statutory federal tax rate is 35%. Federal tax benefits can be recorded for losses at the effective tax rate provided the benefits are more likely than not to be realized by the Company through loss carrybacks, offset against future taxable income or offset against reversing temporary differences which result in taxable income in excess of financial reporting income. State tax rates vary among states and average approximately 6.0% to 6.5% although some state rates are much higher and some states do not impose an income tax. The Company can record state tax benefits for losses if the same criteria as described above for federal tax benefits are met. The effective tax benefit rates for the six months ended June 30, 2011 and 2010 were 36.3% and 37.9%, respectively. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

primarily for deferred state income tax assets. The alternative fuel tax credit expired on December 31, 2009 and in December 2010 was retroactively reinstated to January 1, 2010. The alternative fuel tax credit recorded for the six months ended June 30, 2011 amounted to $0.5 million with no comparable credit recorded in the same period of 2010. During the six months ended June 30, 2011, the Company received refunds of $1.0 million of federal and state taxes paid in prior years, primarily from loss carrybacks, and the Company paid federal, state and foreign income taxes of $0.8 million.

NOTE D — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of capital lease obligations and a note payable related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	June 30	December 31
	2011	2010
	($ thousands)

Capital lease obligations	$51,552	$56,658
Note payable	1,994	—
	53,546	56,658
Less current portion	15,386	14,001
Long-term debt, less current portion	$38,160	$42,657

The future minimum payments of long-term debt obligations as of June 30, 2011 are shown in the table below.

		Capital Lease	Note
	Total	Obligations(1)	Payable
	($ thousands)

Due in one year or less	$17,340	$16,700	$640
Due after one year through two years	22,137	21,439	698
Due after two years through three years	12,362	11,664	698
Due after three years through four years	2,555	2,496	59
Due after four years through five years	2,433	2,433	—
Due after five years	803	803	—
Total minimum payments	57,630	55,535	2,095
Less amounts representing interest	4,084	3,983	101
Present value of net minimum payments included in long-term debt	$53,546	$51,552	$1,994

(1)             Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Assets held under capital leases or securitized by a note payable were included in property, plant and equipment as follows:

	June 30	December 31
	2011	2010
	($ thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	65,397	61,515
Service, office and other equipment	1,813	1,813
	69,004	65,122
Less accumulated amortization(1)	17,283	10,058
	$51,721	$55,064

(1)             Amortization of assets under capital leases is included in depreciation expense.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of June 30, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of June 30, 2011.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of June 30, 2011, the Company had $45.7 million of letters of credit outstanding of which $45.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company has $39.4 million available as of June 30, 2011 for the issuance of letters of credit under the LC Agreements and committed by the financial institutions subject to the Company’s compliance with the requirements of issuance.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of June 30, 2011, surety bonds outstanding related to the self-insurance program totaled $12.7 million collateralized by $6.5 million of restricted short-term investments in certificates of deposit.

In June 2011, the Company entered into a master security agreement to finance the purchase of revenue equipment during 2011. The master security agreement provides for funding structured as promissory notes totaling up to $28.5 million. The Company entered into a 36-month promissory note under the master security agreement to finance $2.0 million of revenue equipment purchased in June 2011. As of June 30, 2011, $2.0 million was outstanding under the note payable, of which $1.4 million was included in long-term debt and $0.6 million was included in current portion of long-term debt.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)

Service cost	$2,164	$2,236	$—	$—	$56	$35
Interest cost	2,488	2,734	96	103	196	217
Expected return on plan assets	(3,146)	(3,043)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	33
Amortization of prior service credit	—	(1)	—	—	(47)	—
Pension settlement expense	—	—	—	178	—	—
Amortization of net actuarial loss and other	1,730	1,896	82	70	28	5
Net periodic benefit cost	$3,236	$3,822	$178	$351	$233	$290

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)

Service cost	$4,328	$4,472	$—	$—	$112	$70
Interest cost	4,977	5,468	193	208	391	435
Expected return on plan assets	(6,292)	(6,086)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	67
Amortization of prior service credit	—	(3)	—	—	(95)	—
Pension settlement expense	—	—	—	178	—	—
Amortization of net actuarial loss and other	3,460	3,794	164	129	56	9
Net periodic benefit cost	$6,473	$7,645	$357	$515	$464	$581

The Company’s full-year 2011 nonunion defined benefit pension plan expense is estimated to be $12.9 million compared to $15.3 million for the year ended December 31, 2010. The Company does not have a required minimum cash contribution but, depending on all relevant factors, could make contributions to its nonunion defined benefit pension plan in 2011. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan for which the Company may make discretionary contributions on an annual basis.

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

ABF currently contributes to 25 multiemployer pension plans, which vary in size and in funded status. In the event of the termination of a multiemployer pension plan or if ABF were to withdraw from a multiemployer pension plan, under current law, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

plans that enter reorganization status subject contributing employers to an increased contribution requirement, but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2010 Annual Report on Form 10-K.

NOTE F — STOCKHOLDERS’ EQUITY

Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	($ thousands)

Total comprehensive income (loss)	$6,402	$(6,510)	$(5,296)	$(26,624)

Accumulated Other Comprehensive Loss

	June 30	December 31
	2011	2010
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(468)	$(514)
Unrecognized net periodic benefit costs	(55,122)	(58,707)
Increase in fair value of available for sale security	195	202
Total	$(55,395)	$(59,019)

After-tax amounts:
Foreign currency translation	$(287)	$(315)
Unrecognized net periodic benefit costs	(33,679)	(35,870)
Increase in fair value of available for sale security	127	132
Total	$(33,839)	$(36,053)

Dividends on Common Stock

On July 22, 2011, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of August 5, 2011.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table is a summary of dividends declared during the applicable quarter:

	2011		2010
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$788	$0.03	$777
Second quarter	$0.03	$797	$0.03	$777
Third quarter (2011 amount estimated)	$0.03	$797	$0.03	$786

NOTE G — EQUITY-BASED COMPENSATION

Stock Awards

As of June 30, 2011, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of June 30, 2011, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value
Outstanding — January 1, 2011	991,685	$29.46
Granted	316,600	$22.60
Vested	(155,700)	$37.49
Forfeited	(5,647)	$27.48
Outstanding — June 30, 2011	1,146,938	$26.51

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Intrinsic
	Under Option	Exercise Price	Term	Value(1)
			(Years)
Outstanding — January 1, 2011	442,357	$27.08
Granted	—	$—
Exercised	(34,900)	$24.38
Forfeited	(31,740)	$25.84
Outstanding — June 30, 2011(2)	375,717	$27.43	1.6	$600

(1)             The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on June 30, 2011 over the exercise price of the option.

(2)             Options outstanding at June 30, 2011 are vested and available to be exercised.

NOTE H — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	($ thousands, except share and per share data)
Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$5,298	$(7,444)	$(7,510)	$(28,836)
Effect of unvested restricted stock awards	(213)	—	(60)	(17)
Adjusted net income (loss)	$5,085	$(7,444)	$(7,570)	$(28,853)
Denominator:
Weighted-average shares	25,411,339	25,182,579	25,358,130	25,137,886

Earnings (loss) per common share	$0.20	$(0.30)	$(0.30)	$(1.15)

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$5,298	$(7,444)	$(7,510)	$(28,836)
Effect of unvested restricted stock awards	(213)	—	(60)	(17)
Adjusted net income (loss)	$5,085	$(7,444)	$(7,570)	$(28,853)

Denominator:
Weighted-average shares	25,411,339	25,182,579	25,358,130	25,137,886
Effect of dilutive securities	603	—	—	—
Adjusted weighted-average shares and assumed conversions	25,411,942	25,182,579	25,358,130	25,137,886

Earnings (loss) per common share	$0.20	$(0.30)	$(0.30)	$(1.15)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

For the 2011 periods presented, outstanding stock awards of 0.9 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share for the three months ended June 30, 2011 and decreasing the loss per share for the six months ended June 30, 2011. For the three and six months ended June 30, 2010, outstanding stock awards of 0.7 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	($ thousands)
OPERATING REVENUES

ABF	$458,521	$379,443	$860,880	$712,468
Other revenues and eliminations	40,029	31,904	72,601	58,769
	$498,550	$411,347	$933,481	$771,237

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$273,262	$248,985	$535,755	$485,424
Fuel, supplies and expenses	88,327	64,729	167,722	125,641
Operating taxes and licenses	11,572	10,718	22,993	21,209
Insurance	6,513	5,929	12,993	10,111
Communications and utilities	3,731	3,313	7,711	7,179
Depreciation and amortization	17,376	16,908	34,620	34,706
Rents and purchased transportation	48,384	39,849	90,857	73,941
Gain on sale of property and equipment	(784)	(126)	(884)	(424)
Other	1,951	1,734	3,548	2,958
	450,332	392,039	875,315	760,745
Other expenses and eliminations	39,220	30,118	71,160	56,568
	$489,552	$422,157	$946,475	$817,313

OPERATING INCOME (LOSS)
ABF	$8,189	(12,596)	$(14,435)	$(48,277)
Other income and eliminations	809	1,786	1,441	2,201
	8,998	(10,810)	(12,994)	(46,076)

OTHER INCOME (EXPENSE)
Interest and dividend income	273	274	516	608
Interest expense and other related financing costs	(932)	(434)	(1,927)	(999)
Other, net(1)	281	(457)	2,892	211
	(378)	(617)	1,481	(180)

INCOME (LOSS) BEFORE INCOME TAXES	$8,620	$(11,427)	$(11,513)	$(46,256)

(1)    Other, net includes changes in cash surrender value of life insurance policies and gains from policy proceeds.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

results of operations; however, the Company is currently involved in certain legal proceedings, as further described below, for which the outcome and the related financial impact cannot be determined at this time.

Legal Proceedings

National Master Freight Agreement

On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the National Master Freight Agreement (the “NMFA”) for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Trial Court”) against the parties previously named and Teamster Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks appointment of a third party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Trial Court to rule on the lawsuit.

The grievance and lawsuit assert that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employers who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC since 2009. The grievance filed by ABF Freight System, Inc. is a claim that the IBT and the other named parties have violated the NMFA. The grievance and lawsuit seek to declare the amendments made to the NMFA on behalf of YRC null and void. The grievance and lawsuit also seek payment for damages associated with the amendments on behalf of YRC.

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. Although the outcome of the continued legal proceedings cannot be predicted at this time, ABF Freight System, Inc. will continue to pursue the legal actions and damages which management believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

PODS Enterprises, Inc.

On January 12, 2011, PODS Enterprises, Inc. (“PODS”) filed a lawsuit in the U.S. District Court — Middle District of Florida against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows ABF’s petition to cancel the PODS trademarks with the U.S. Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF, and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims and intends to defend itself vigorously. On March 25, 2011, ABF Freight System, Inc. filed an Answer and Counterclaim alleging that PODS violated federal and Florida antitrust laws. On April 15, 2011, PODS filed a response and Motion to Dismiss the lawsuit. This litigation matter is in a preliminary stage and, at this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations against ABF Freight System, Inc. are without merit and, although there can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread use of the generic term by the public and the industry, the lack of consumer confusion, and the defense of “fair use” provided under federal law.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

At June 30, 2011 and December 31, 2010, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million and $1.3 million, respectively, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

NOTE K — SUBSEQUENT EVENTS

In June 2009, the Company acquired a 75% controlling interest in a privately held logistics business, which the Company has consolidated and reported within the Company’s operations other than ABF. In July 2011, the Company acquired the outstanding 25% equity interest in this logistics business for $4.1 million. For periods presented in the consolidated financial statements prior to the July 2011 transaction, the 25% noncontrolling interest in net assets of the subsidiary was reported within other long-term liabilities, and the noncontrolling interest in net income of the subsidiary was presented on a separate line in the consolidated statements of operations. These accounts will no longer be reported in the consolidated financial statements for periods subsequent to the July 2011 transaction.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources and critical accounting policies of Arkansas Best Corporation (the “Company”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s 2010 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). ABF, which represented 92% of consolidated revenues for the six months ended June 30, 2011, is the Company’s only reportable operating segment.

Results of Operations

Consolidated Results

	Three Months Ended June 30
	2011	2010
	($ thousands, except workdays and per share data)

WORKDAYS	63.5	63.5

OPERATING REVENUES
ABF	$458,521	$379,443
Other revenues and eliminations	40,029	31,904
	$498,550	$411,347

OPERATING INCOME (LOSS)
ABF	$8,189	$(12,596)
Other income and eliminations	809	1,786
	$8,998	$(10,810)

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$5,298	$(7,444)

DILUTED INCOME (LOSS) PER SHARE	$0.20	$(0.30)

	Six Months Ended June 30
	2011	2010
	($ thousands, except workdays and per share data)

WORKDAYS	127.5	126.5

OPERATING REVENUES
ABF	$860,880	$712,468
Other revenues and eliminations	72,601	58,769
	$933,481	$771,237
OPERATING INCOME (LOSS)
ABF	$(14,435)	$(48,277)
Other income and eliminations	1,441	2,201
	$(12,994)	$(46,076)

NET LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(7,510)	$(28,836)

DILUTED LOSS PER SHARE	$(0.30)	$(1.15)

Consolidated revenues for the three and six months ended June 30, 2011 increased 21.2% and 20.1%, respectively, on a per-day basis compared to the same prior year periods, with the increase in revenues primarily attributable to ABF operations. Consolidated revenue growth was also impacted by business operations that are reported in the Company’s revenues other than ABF, including increased roadside vehicle assistance services at FleetNet America, Inc. and increased business levels of the Company’s logistics subsidiary.

Consolidated operating income for the three months ended June 30, 2011 increased $19.8 million from the same period in 2010. Consolidated operating loss for the six months ended June 30, 2011 decreased $33.1 million from the same period in 2010. The improvements in consolidated operating results primarily reflect the operations of ABF, as discussed in the following sections of Results of Operations. The $1.0 million and $0.8 million decrease in other operating income for the three and six month periods, respectively, was attributable to the timing of share-based compensation awards in each year primarily at the holding company.

ABF Overview

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2010 Annual Report on Form 10-K. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by the following key factors:

•                  customer demand for ABF’s freight transportation services, and the resulting customer account mix;

•                  the volume of transportation services provided by ABF, primarily measured by average daily shipment weight (“tonnage”), which influences operating leverage as tonnage levels vary;

•                  the prices ABF obtains for its services, primarily measured by yield (“revenue per hundredweight”), including fuel surcharges; and

•                  ABF’s ability to manage its cost structure, primarily in the area of salaries, wages and benefits (“labor”), with the total cost structure measured by the percent of operating expenses to revenue levels (“operating ratio”).

ABF’s operating performance is generally evaluated by comparison to the same prior year periods due to seasonal fluctuations which affect tonnage and shipment levels. The key performance factors and operating results of ABF are discussed in the following paragraphs.

During the three and six months ended June 30, 2011, ABF’s revenue increased 20.8% and 19.9%, respectively, on a per-day basis compared to the same periods in 2010. The increase in ABF’s revenue reflects a combination of improvement in tonnage levels and an increase in revenue per hundredweight, including fuel surcharges. ABF’s second quarter 2011 operating ratio improved to 98.2% from 103.3% in the second quarter of 2010. For the six months ended June 30, 2011, ABF’s operating ratio improved to 101.7% from 106.8% in same period of 2010. ABF’s operating results are more fully discussed below and in the ABF Results section of Results of Operations.

Tonnage

ABF’s tonnage levels for the three and six months ended June 30, 2011 improved 9.9% and 13.4%, respectively, on a per-day basis compared to the same prior year periods. ABF’s management believes these year-over-year increases in tonnage reflect a combination of business generated from additional customers and an increase in tonnage related to existing customers. ABF has experienced quarterly increases in year-over-year tonnage since the first quarter of 2010. However, the rate of year-over-year increase slowed during second quarter 2011, as ABF’s average daily total tonnage increased 15.8% in April, 8.7% in May and 5.9% in June compared to the same months of 2010. The year-over-year second quarter 2011 comparisons were impacted by increasing tonnage levels experienced during each month of second quarter 2010, the effect in second quarter 2011 of moderating general economic conditions and the influence of ABF’s recent initiatives to improve account profitability. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will maintain or achieve improvements in its current operating results. For the month of July 2011, average daily total tonnage for ABF increased approximately 1% compared to the same period last year.

Pricing

Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight along with changes in other freight profile factors, which are further described in the ABF Results section of Results of Operations, such as average shipment size, average length of haul, freight density and customer and geographic mix can affect the average billed revenue per hundredweight measure. Since pricing is established individually by account, ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, industry pricing has been negatively impacted during recent periods of lower available tonnage during which time pricing became a primary driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Pricing on ABF’s traditional less-than-truckload (“LTL”) business was adversely impacted during this time in which ABF was not able to adequately secure base LTL rate increases. Furthermore, as discussed in the following Fuel section of the ABF Overview, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered as fuel prices increased significantly during 2011. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. The competitive pricing environment experienced during the recent recessionary period has limited ABF’s ability to secure adequate prices to cover increasing operating costs and has adversely impacted ABF’s operating results as reflected in the 2010 and year-to-date 2011 periods presented. During the second quarter of 2011, the Company began to experience improvement in the pricing environment as discussed in the following paragraphs.

Approximately 45% of ABF’s business is subject to ABF’s base LTL tariff and priced through general rates combined with individually negotiated discounts. Rates on the other 55% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. Effective January 11, 2010 and October 1, 2010, ABF implemented nominal general rate increases on its LTL base rate tariff of 5.7% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. Price erosion of the general rate increase that was implemented in

October 2010 has been at a lower rate than ABF has historically experienced. Effective July 25, 2011, ABF implemented a nominal general rate increase of 6.9% on its LTL base rate tariff, although the effect of the increase on specific lanes and shipments will vary. Negotiated price increases on contracts and deferred pricing agreements have also improved in the second quarter 2011 compared to the second quarter 2010, as well as on a sequential quarterly basis since the third quarter of 2010.

Total billed revenue per hundredweight increased 9.5% and 6.0% during the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010. Fuel surcharges and freight profile factors have a significant impact on the revenue per hundredweight measure. Excluding changes in fuel surcharges and freight profile, the percentage increase in average pricing on ABF’s traditional LTL business for the second quarter 2011 was in the low single digits while the percentage increase for the six months ended June 30, 2011 was only slightly above the same period of 2010. The year-over-year increases in pricing for the three and six months ended June 30, 2011 reflect the improvements achieved in second quarter 2011, as first quarter 2011 traditional LTL pricing was slightly negative versus the prior year first quarter. The pricing improvement that occurred during the second quarter 2011 reflects substantial retention of the October 2010 general rate increase and improvements in contractual and deferred pricing agreements previously mentioned. ABF continues its efforts to increase pricing on underperforming accounts and to correct inadequate fuel surcharge programs. Management believes these efforts have contributed to ABF’s improved operating results in the second quarter of 2011; however, there can be no assurances that the current price improvement trend will continue. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could continue to limit the amount of fuel surcharge revenue recovered.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenue from fuel surcharges generally more than offsets direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. The weekly retail on-highway diesel price per gallon, including taxes, published by the U.S. Department of Energy decreased from a high of $4.76 in July 2008 to a low of $2.02 in March 2009 and subsequently increased to $3.89 in June 2011. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

Throughout the first six months of 2011, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, as previously mentioned in the Pricing section of the ABF Overview, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. As a result, fuel surcharge caps and nonstandard fuel surcharge arrangements that became effective during the recent competitive recessionary period had a greater impact on ABF’s operating results for the six months ended June 30, 2011 than in past periods of significant fuel price increases. ABF’s initiatives during the second quarter 2011 should continue to lessen the effect of inadequate fuel surcharge programs.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 59.6% and 62.2% of ABF’s revenue for the three and six months ended June 30, 2011, compared to 65.6% and 68.1% for the same periods in 2010, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (the “IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF Results section of Results of Operations.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. Competitors with lower labor cost structures have reduced their freight rates to gain market share in periods of lower tonnage levels, which has further limited ABF’s ability to maintain or increase base freight rates. ABF has continued to address the effect of ABF’s wage and benefit cost structure under the NMFA on its operating results with the IBT.

On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the NMFA for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc. and USF Holland, Inc. (collectively “YRC”), claiming that the IBT and the other named parties have violated the NMFA. A lawsuit was simultaneously filed with the United States District Court for the Western Division of Arkansas (the “Trial Court”) against the parties previously named and Teamsters Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks appointment of a third party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Trial Court to rule on the lawsuit. The grievance and lawsuit assert that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employees who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC since 2009. The grievance and lawsuit seek to declare the amendments made to the NMFA on behalf of YRC null and void. The grievance and lawsuit also seek payment for damages associated with the amendments made on behalf of YRC.

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. Although the outcome of the continued legal proceedings cannot be predicted at this time, ABF Freight System, Inc. will continue to pursue the legal actions and damages which management believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

ABF Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	59.6%	65.6%	62.2%	68.1%
Fuel, supplies and expenses	19.3	17.1	19.5	17.6
Operating taxes and licenses	2.5	2.8	2.7	3.0
Insurance	1.4	1.6	1.5	1.4
Communications and utilities	0.8	0.9	0.9	1.0
Depreciation and amortization	3.8	4.5	4.0	4.9
Rents and purchased transportation	10.6	10.5	10.6	10.4
Gain on sale of property and equipment	(0.2)	—	(0.1)	(0.1)
Other	0.4	0.3	0.4	0.5
	98.2%	103.3%	101.7%	106.8%

ABF OPERATING INCOME (LOSS)	1.8%	(3.3)%	(1.7)%	(6.8)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended June 30
	2011	2010	% Change

Workdays	63.5	63.5

Billed revenue(1) per hundredweight, including fuel surcharges	$25.83	$23.59	9.5%

Pounds	1,786,019,285	1,624,709,950	9.9%

Pounds per day	28,126,288	25,585,983	9.9%

Shipments per DSY(2) hour	0.489	0.490	(0.2)%

Pounds per DSY(2) hour	697.68	703.98	(0.9)%

Pounds per shipment	1,428	1,438	(0.7)%

Pounds per mile	20.36	20.37	—

(1) Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(2) Dock, street and yard (“DSY”) measures are further discussed within this ABF Results section of Results of Operations.

	Six Months Ended June 30
	2011	2010	% Change

Workdays	127.5	126.5

Billed revenue(1) per hundredweight, including fuel surcharges	$25.02	$23.60	6.0%

Pounds	3,472,010,119	3,038,707,358	14.3%

Pounds per day	27,231,452	24,021,402	13.4%

Shipments per DSY(2) hour	0.490	0.483	1.4%

Pounds per DSY(2) hour	694.77	678.39	2.4%

Pounds per shipment	1,418	1,404	1.0%

Pounds per mile	20.35	20.05	1.5%

(1) Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(2) Dock, street and yard (“DSY”) measures are further discussed within this ABF Results section of Results of Operations.

ABF Revenue

ABF’s revenue for the three and six months ended June 30, 2011 was $458.5 million and $860.9 million, respectively, compared to $379.4 million and $712.5 million for the same periods in 2010. ABF’s revenue per day increased 20.8% and 19.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The increases in ABF’s revenue per day for the three and six months ended June 30, 2011 were due to increases in tonnage per day of 9.9% and 13.4%, respectively, and increases in billed revenue per hundredweight, including fuel surcharges, of 9.5% and 6.0%, respectively.

ABF’s tonnage increase for the three and six months ended June 30, 2011 was primarily attributable to an improved freight environment compared to the prior year periods as previously discussed in the ABF Overview section of Results of Operations. The tonnage improvement for the three and six months ended June 30, 2011 also reflects an increase in the number of shipments compared to the prior year period.

Total billed revenue per hundredweight increased 9.5% and 6.0% for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, primarily attributable to higher fuel surcharge revenue, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index. The increase in billed revenue per hundredweight was also impacted by the general rate increase implemented on October 1, 2010, pricing initiatives in recent months and changes in freight profile, including rated class, pounds per shipment, freight density, length of haul and customer and geographic mix. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced a low single-digit percentage increase during the second quarter 2011 and a slight increase during the six months ended June 30, 2011 compared to the same periods of 2010. The ABF Overview section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Operating Income (Loss)

ABF generated operating income of $8.2 million for the three months ended June 30, 2011 and an operating loss of $14.4 million for the six months ended June 30, 2011, versus operating losses of $12.6 million and $48.3 million during the three and six months ended June 30, 2010, respectively. ABF’s second quarter 2011 operating ratio improved to 98.2% from 103.3% in the second quarter of 2010. For the six months ended June 30, 2011, ABF’s operating ratio improved to 101.7% from 106.8% in the same period in 2010. The improvement in ABF’s operating ratio for the three and six months ended June 30, 2011 was influenced by the tonnage-driven increase in revenue as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The operating ratio improvement experienced during the second quarter 2011 compared to the prior year period also reflects the benefit of improved pricing. Despite the improved freight environment for the six months ended June 30, 2011, the recessionary economic conditions during recent periods and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. Although ABF experienced improvements in pricing for the three months ended June 30, 2011, as discussed in the ABF Overview section of Results of Operations, ABF’s ability to further improve its operating ratio is dependent on obtaining a competitive cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. For the three and six months ended June 30, 2011, ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. Labor costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 59.6% and 62.2% of ABF’s revenue for the three and six months ended June 30, 2011, compared to 65.6% and 68.1% for the same three and six month periods in 2010, respectively. Salaries, wages and benefits expense increased $24.3 million and $50.3 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, primarily reflecting the increased tonnage levels. The expense increase also reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective on April 1, 2011 and 2010 were 1.7% and 1.9%, respectively. On August 1, 2010, health, welfare and pension benefit costs under the NMFA increased 6.9%. The health, welfare and pension benefit rate under the NMFA increased 6.5% effective August 1, 2011.

Salaries, wages and benefits expense as a percentage of revenue decreased 6.0% and 5.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

ABF uses shipments per dock, street and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency in its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Salaries, wages and benefits expense for the six months ended June 30, 2011 was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the table in the ABF Results section of Results of Operations, including increases in shipments and pounds per DSY hour and an increase in pounds per mile compared to the same prior year period. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and the effect of an increase in pounds per shipment, reflecting changes in customer account profile and mix during the six months ended June 30, 2011 compared to the same period of 2010. For the three months ended June 30, 2011, ABF experienced slight decreases in shipments and pounds per DSY hour, which was influenced, in part, by a slight decrease in pounds per shipment compared to the same period of 2010.

Fuel, supplies and expenses as a percentage of revenue increased 2.2% and 1.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 42.0% and 38.4% during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Operating taxes and licenses decreased 0.3% as a percentage of revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010. Communications and utilities decreased 0.1%, as a percentage of revenue for both the three and six months ended June 30, 2011, compared to the same periods in 2010. A portion of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Insurance costs decreased 0.2% as a percentage of revenue for the three months ended June 30, 2011 compared to the same period in 2010, reflecting careful cargo handling and the effect of portions of insurance costs being fixed in nature and therefore decreasing, as a percent of revenue, with increases in revenue levels including fuel surcharges. For the six months ended June 30, 2011, insurance costs increased 0.1%, primarily due to the increase in severity of third-party casualty claims. As a percentage of revenue, third-party casualty expense year-to-date through June 30, 2011 was 0.4% above ABF’s ten-year historical average.

Depreciation and amortization decreased 0.7% and 0.9% as a percentage of revenue for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in depreciation and amortization in the 2011 periods reflects a delay in the timing of replacing older, fully depreciated revenue equipment with new equipment. This delay in equipment replacement was influenced by reduced mileage on certain tractors during the recent recessionary business environment. The decrease in depreciation and amortization costs as a percentage of revenue was partially offset by the effect of higher unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue increased by 0.1% and 0.2% for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, reflecting higher utilization of outside services, including rail, and higher fuel surcharges associated with these services. Rail miles increased to 13.6% of total linehaul miles for both the three and six month periods ended June 30, 2011 from 13.3% and 12.3% for the three and six months ended June 30, 2010, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents and short-term investments, cash generated by operations and borrowing capacity under its accounts receivable securitization program and notes payable agreement.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2011	2010
	($ thousands)

Cash and cash equivalents(1)	$114,834	$102,578
Short-term investments, primarily FDIC-insured certificates of deposit	37,579	39,288
Total unrestricted	152,413	141,866
Restricted(2)	51,681	51,661
Total(3)	$204,094	$193,527

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

(3)             Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At June 30, 2011 and December 31, 2010, cash and certificates of deposit of $47.4 million and $48.1 million, respectively, exceeded FDIC-insured limits.

Unrestricted cash, cash equivalents and short-term investments increased $10.5 million from December 31, 2010 to June 30, 2011. During the six months ended June 30, 2011, cash provided by operations of $33.1 million was used to repay $7.0 million of long-term debt related to capital leases, fund $15.4 million of capital expenditures net of proceeds from asset sales and pay dividends of $1.6 million on Common Stock. Cash provided by operating activities during the six months ended June 30, 2011 was $13.9 million above the same prior year period primarily due to improved ABF operating results. Cash provided by operating activities included federal and state income tax refunds of $0.2 million net of tax payments for the six months ended June 30, 2011 compared to $31.5 million for the six months ended June 30, 2010.

Unrestricted cash, cash equivalents and short-term investments increased $10.8 million from December 31, 2009 to June 30, 2010. During the six months ended June 30, 2010, cash provided by operations of $19.2 million included federal and state income tax refunds of $31.5 million. Operating cash flows were also impacted by changes in working capital, primarily growth in accounts receivable associated with the improved business volumes, and distributions to retired officers of $7.8 million under the unfunded supplemental benefit plan. Cash provided by operations along with $11.4 million in proceeds from issuance of long-term debt related to capital leases were used to fund $0.7 million of capital expenditures net of proceeds from asset sales, repay $11.8 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks), repay $3.0 million of long-term debt related to capital leases and pay dividends of $1.6 million on Common Stock.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds for an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. This agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of June 30, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of June 30, 2011.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of June 30, 2011, the Company had $45.7 million of letters of credit outstanding of which $45.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company has $39.4 million available for the issuance of letters of credit under the LC Agreements and committed by the financial institutions subject to the Company’s compliance with the requirements of issuance.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of June 30, 2011, surety bonds outstanding related to the self-insurance program totaled $12.7 million collateralized by $6.5 million of restricted short-term investments in certificates of deposit.

The Company has financed certain revenue equipment and other equipment through capital lease agreements. The future minimum rent payments, including the maximum amounts due to the lessor under rental adjustment clauses contained in the capital lease agreements, are shown in Contractual Obligations within this section of MD&A. The present values of net minimum lease payments are recorded in long-term debt.

In June 2011, the Company entered into a master security agreement to finance the purchase of revenue equipment during 2011. The master security agreement provides for funding structured as promissory notes totaling up to $28.5 million. The Company entered into a 36-month promissory note under the master security agreement to finance $2.0 million of revenue equipment purchased in June 2011. The future payments due under the note payable are shown in Contractual Obligations within this section of MD&A, and the present values of net minimum payments under the note payable are recorded in long-term debt.

The Company plans to utilize the funds available under the notes payable master security agreement and will consider utilizing capital lease arrangements or other secured financing to finance future purchases of certain revenue equipment.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, notes payable, purchase obligations and near-term estimated benefit plan distributions as of June 30, 2011. The Company’s 2010 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest(1)	$55,535	$16,700	$33,103	$4,929	$803
Note payable(2)	2,095	640	1,396	59	—
Operating lease obligations(3)	46,867	11,763	16,101	9,580	9,423
Purchase obligations(4)	50,758	50,758	—	—	—
Voluntary savings plan distributions(5)	3,947	942	956	154	1,895
Postretirement health expenditures(6)	7,326	603	1,288	1,295	4,140
Deferred salary distributions(7)	10,366	1,186	2,194	1,809	5,177
Supplemental pension distributions(8)	10,786	3,651	—	1,235	5,900
Noncontrolling interest in subsidiary(9)	2,724	2,724	—	—	—
Total	$190,404	$88,967	$55,038	$19,061	$27,338

(1) Capital lease obligations relate primarily to revenue equipment as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) The note payable obligation relates to revenue equipment financed under a promissory note arrangement as discussed in Financing Arrangements within this section of MD&A.

(3) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2011, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $45.2 million for terminal facilities and $1.7 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(4) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to equipment and certain operating expenses. The purchase obligations for equipment are included in the Company’s 2011 capital expenditure plan, which is estimated to be approximately $65.0 million to $85.0 million, net of proceeds from asset sales. The Company’s 2011 capital expenditure plan includes amounts that may be financed under capital leases, notes payable and other secured financing. Actual 2011 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment, as well as the extent of financing available and utilized.

(5) Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees.

(6) Represents projected distributions over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $14.2 million as of June 30, 2011.

(7) Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As of June 30, 2011, the liability balance related to the deferred salary distributions totaled $7.1 million.

(8) Represents estimated distributions over the next ten years under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The SBP liability balance totaled $9.5 million as of June 30, 2011.

(9) Noncontrolling interest in subsidiary represents, as of June 30, 2011, the option provided to noncontrolling shareholders to sell to the Company their remaining interest in a logistics business, which the Company acquired during second quarter 2009. Effective July 1, 2011, the Company acquired the outstanding noncontrolling equity interest in the subsidiary for $4.1 million (see Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Economic conditions, along with competitive market factors and the related impact on pricing levels that ABF receives for its services, could affect the Company’s ability to generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents and short-term investments, cash generated by operations and amounts available under the accounts receivable securitization program and notes payable arrangement will be sufficient for the foreseeable future to maintain current operations and finance the Company’s lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Additional capital leases, notes payable and other secured financing may also be used to fund capital expenditures.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of June 30, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $46.9 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A. The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships.

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, increased $25.2 million from December 31, 2010 to June 30, 2011, primarily due to an increase in business levels in June 2011 compared to December 2010.

Accounts Payable

Accounts payable increased $20.8 million from December 31, 2010 to June 30, 2011, primarily due to an increase in business levels in June 2011 compared to December 2010. Accounts payable also includes $5.4 million in accruals for revenue equipment received as of June 30, 2011.

Accrued Expense

Accrued expenses increased $13.0 million from December 31, 2010 to June 30, 2011, due to increased business levels in June 2011 compared to December 2010, an increase in third-party casualty claims liabilities and the classification of certain benefits under the supplemental benefit pension plan for expected officer retirements as current liabilities as of June 30, 2011 from long-term liabilities as of December 31, 2010.

Income Taxes

For the six months ended June 30, 2011, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances primarily for deferred state income tax assets. The alternative fuel tax credit expired on December 31, 2009 and in December 2010 was retroactively reinstated to January 1, 2010. The alternative fuel tax credit recorded for the three and six month periods ended June 30, 2011 was $0.2 million and $0.5 million, respectively, with no comparable credit recorded in 2010 until the fourth quarter. The Company’s effective tax benefit rate for the six months ended June 30, 2011 was 36.3% compared to 37.9% for the six months ended June 30, 2010. The Company made $0.8 million of federal, state and foreign income tax payments during the six months ended June 30, 2011 and received refunds, primarily for loss carrybacks, of $1.0 million of federal and state taxes.

The Company’s statutory federal tax rate is 35%, before credits, and the average state tax rate, net of the associated federal deduction, is approximately 4%. However, various factors could cause the full year 2011 tax rate to vary significantly from the statutory rate. Specifically, if significant losses are incurred by the Company subsequent to June 30, 2011, the need for valuation allowances for a substantial portion of federal and state tax benefits would have to be evaluated. If valuation allowances against tax benefits are required, this would result in a significantly lower benefit rate. Also, low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses.

Management does not expect that the cash outlays for income taxes will materially exceed income tax expense during the foreseeable future, although subsidiaries which have taxable income do incur cash outlays for state or foreign taxes due to limitations on offsetting losses of other subsidiaries between different tax jurisdictions. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2011 may be substantially less than tax benefits that may be recorded related to any operating losses, although, as indicated above, tax benefits of operating losses may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not.

At June 30, 2011, the Company had net deferred tax assets of $17.7 million. Net deferred tax assets include $21.6 million related to unamortized nonunion pension and postretirement benefit costs which are included in accumulated other comprehensive loss. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax-planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset a substantial portion of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverted to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through the tax year ended February 28, 2010. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need approximately $51 million of future taxable income to realize net deferred tax assets as of June 30, 2011. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which support deferred tax assets recorded as of June 30, 2011. For example, if the Company incurs tax losses, certain expense components that generate deferred tax assets are eligible for a carryback period of ten years if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items would be expected to be fully realized.

At June 30, 2011 and December 31, 2010, valuation allowances for deferred tax assets totaled $2.9 million and $2.5 million, respectively. Valuation allowances related to state net operating losses and contribution carryovers for which realization is not more likely than not totaled $1.8 million at June 30, 2011 and December 31, 2010. The valuation allowance increased by $0.6 million from December 31, 2010 to June 30, 2011, due to the increase in certain state net operating losses related to ABF and decreased by $0.6 million for expired state net operating losses. A valuation allowance established in 2011 for future ABF state depreciation benefits that are not more likely than not to be realized totaled $0.5 million at June 30, 2011. In addition, due to changes in foreign tax liabilities, a valuation allowance related to foreign tax credit carryforwards and foreign net operating loss carryovers decreased by $0.1 million from $0.7 million at December 31, 2010 to $0.6 million at June 30, 2011. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization is not considered to be more likely than not. The need for additional valuation allowances will be continually monitored by management. In addition, there have been discussions by various government officials of changes in tax laws affecting corporations including potential reductions in the federal corporate tax rate. The effect of the potential reduction in the federal corporate tax rate of 35% to a lower rate would be to reduce the value of the net deferred tax assets on the Company’s balance sheet, generally in proportion to the difference between the current 35% rate and the revised tax rate.

Financial reporting income differs significantly from taxable income because of such items as depreciation, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves which, for tax purposes, are generally only deductible when paid. In recent years, financial reporting income has exceeded taxable income. For 2010, the financial reporting loss exceeded the tax loss. For the six months ended June 30, 2011, the Company had income for tax purposes.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the six months ended June 30, 2011. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue, accounting for leases and disclosures related to ABF’s participation in multiemployer plans.

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenue may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results. The Company’s contractual wage rates increased on April 1, 2011 and the health, welfare and pension benefit rates increased effective August 1, 2011 under the collective bargaining agreement with its union employees. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent economic recession and, although ABF’s base LTL pricing improved slightly during the six months ended June 30, 2011 compared to the same prior year period, the lengthy process required to restore profitable pricing levels as the economy improves has limited ABF’s ability to offset inflationary and contractual cost increases.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2011, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the six months ended June 30, 2011.

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: August 9, 2011	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: August 9, 2011	/s/ Michael E. Newcity
Michael E. Newcity
Vice President — Chief Financial Officer
and Principal Financial Officer