Form 10-Q
period 2011-09-30
ARKANSAS BEST CORP /DE/
filed 2011-11-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $0.01 par value	25,421,887 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2011	2010
	(Unaudited)
	($ thousands, except share data)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$137,099	$102,578
Short-term investments	30,992	39,288
Restricted cash equivalents and short-term investments	52,323	51,661
Accounts receivable, less allowances (2011 – $6,265; 2010 – $3,944)	165,259	145,426
Other accounts receivable, less allowances (2011 – $1,206; 2010 – $1,254)	6,226	8,157
Prepaid expenses	9,114	10,258
Deferred income taxes	37,031	32,681
Prepaid and refundable income taxes	2,106	3,958
Other	5,251	5,677
TOTAL CURRENT ASSETS	445,401	399,684

PROPERTY, PLANT AND EQUIPMENT
Land and structures	241,310	243,981
Revenue equipment	568,639	530,424
Service, office and other equipment	169,743	163,732
Leasehold improvements	21,258	21,890
	1,000,950	960,027
Less allowances for depreciation and amortization	590,418	552,781
	410,532	407,246
OTHER ASSETS	52,439	54,021

	$908,372	$860,951

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$14,631	$13,023
Accounts payable	74,656	62,134
Income taxes payable	5,787	196
Accrued expenses	156,537	144,543
Current portion of long-term debt	21,179	14,001
TOTAL CURRENT LIABILITIES	272,790	233,897

LONG-TERM DEBT, less current portion	45,900	42,657

PENSION AND POSTRETIREMENT LIABILITIES	66,907	65,421

OTHER LIABILITIES	13,933	19,827

DEFERRED INCOME TAXES	20,045	19,405

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2011: 27,099,819 shares; 2010: 26,934,847 shares	271	269
Additional paid-in capital	284,991	281,169
Retained earnings	294,501	292,129
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(33,196)	(36,053)
TOTAL STOCKHOLDERS’ EQUITY	488,797	479,744

	$908,372	$860,951

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$510,887	$445,531	$1,444,369	$1,216,768

OPERATING EXPENSES AND COSTS	489,769	447,307	1,436,245	1,264,619

OPERATING INCOME (LOSS)	21,118	(1,776)	8,124	(47,851)

OTHER INCOME (EXPENSE)
Interest and dividend income	273	313	790	920
Interest expense and other related financing costs	(973)	(853)	(2,899)	(1,853)
Other, net	(1,345)	1,346	1,544	1,558
	(2,045)	806	(565)	625

INCOME (LOSS) BEFORE INCOME TAXES	19,073	(970)	7,559	(47,226)

INCOME TAXES
Current provision (benefit)	7,041	(1,864)	9,432	(11,199)
Deferred provision (benefit)	(233)	1,479	(6,802)	(6,722)
	6,808	(385)	2,630	(17,921)

NET INCOME (LOSS)	12,265	(585)	4,929	(29,305)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	—	164	174	280

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$12,265	$(749)	$4,755	$(29,585)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.46	$(0.03)	$0.18	$(1.18)
Diluted	0.46	(0.03)	0.18	(1.18)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,421,887	25,199,123	25,388,174	25,166,678
Diluted	25,421,887	25,199,123	25,388,174	25,166,678

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2010	26,935	$269	$281,169	$292,129	1,678	$(57,770)	$(36,053)	$479,744
Net income (excluding noncontrolling interest in net income of subsidiary of $174)				4,755				4,755
Change in foreign currency translation, net of tax of $189							(297)	(297)
Amortization of unrecognized net periodic benefit costs, net of tax of $2,092:
Net actuarial loss							3,373	3,373
Prior service credit							(87)	(87)
Change in fair value of available for sale security, net of tax of $70							(132)	(132)
Total comprehensive income								7,612
Issuance of common stock under share-based compensation plans	165	2	761					763
Tax effect of share-based compensation plans and other			(695)					(695)
Share-based compensation expense			5,116					5,116
Purchase of noncontrolling interest in subsidiary			(1,360)					(1,360)
Dividends declared on common stock				(2,383)				(2,383)
Balances at September 30, 2011	27,100	$271	$284,991	$294,501	1,678	$(57,770)	$(33,196)	$488,797

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2011	2010
	(Unaudited)
	($ thousands)

OPERATING ACTIVITIES
Net income (loss)	$4,929	$(29,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,201	53,771
Other amortization	177	200
Pension settlement expense	—	178
Share-based compensation expense	5,116	4,191
Provision for losses on accounts receivable	2,105	453
Deferred income tax benefit	(6,802)	(6,722)
Gain on sale of property and equipment	(1,934)	(142)
Changes in operating assets and liabilities:
Receivables	(20,244)	(31,595)
Prepaid expenses	1,144	1,724
Other assets	2,293	659
Income taxes	8,457	18,145
Accounts payable, accrued expenses and other liabilities	22,836	10,316
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,278	21,873

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases and notes payable	(32,127)	(4,322)
Proceeds from sales of property and equipment	5,678	3,393
Purchases of short-term investments	(27,930)	(51,065)
Proceeds from sales of short-term investments	36,175	99,175
Capitalization of internally developed software and other	(3,735)	(3,265)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,939)	43,916

FINANCING ACTIVITIES
Payments on long-term debt	(10,886)	(5,167)
Proceeds from issuance of long-term debt	—	11,416
Acquisition of noncontrolling interest	(4,084)	—
Net change in bank overdraft and other	1,608	(10,057)
Change in restricted cash equivalents and short-term investments	(662)	103
Deferred financing costs	(174)	(35)
Payment of common stock dividends	(2,383)	(2,340)
Proceeds from the exercise of stock options	763	465
NET CASH USED IN FINANCING ACTIVITIES	(15,818)	(5,615)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,521	60,174
Cash and cash equivalents at beginning of period	102,578	39,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,099	$99,506

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$5,177	$5,896
Equipment financed under capital leases and notes payable	$21,307	$21,421

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

In July 2011, the Company acquired the remaining 25% equity interest in a logistics company for $4.1 million. The acquisition of the initial 75% interest occurred in second quarter 2009. For 2010 and through second quarter 2011, the noncontrolling interest in net assets of the subsidiary was reported within other long-term liabilities in the consolidated balance sheets, and the noncontrolling interest in net income of the subsidiary was presented on a separate line in the consolidated statements of operations.

As of September 2011, 75% of ABF’s employees were covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to wage rate cost-of-living adjustments.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments and restricted funds:

	September 30	December 31
	2011	2010
	($ thousands)
Cash and cash equivalents
Cash deposits(1)	$70,561	$63,282
Variable rate demand notes(1)(2)	29,681	—
Money market funds(3)	36,857	39,296
	$137,099	$102,578

Short-term investments
Certificates of deposit(1)	$30,992	$39,288
	$30,992	$39,288

Restricted cash equivalents and short-term investments(4)
Cash deposits(1)	$6,072	$2,816
Certificates of deposit(1)	41,166	43,758
Money market funds(3)	5,085	5,087
	$52,323	$51,661

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis as presented to the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note D).

The Company’s long-term investment financial instruments are presented in the table of financial assets measured at fair value within this note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, primarily those pledged as collateral for outstanding letters of credit (see Note D), may exceed federally insured limits. At September 30, 2011 and December 31, 2010, cash and certificates of deposit of $49.0 million and $48.1 million, respectively, exceeded FDIC-insured limits.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (level one of the fair value hierarchy):

	September 30, 2011	December 31, 2010
	Fair Value	Fair Value
	($ thousands)
Money market funds(1)	$41,942	$44,383
Equity, bond and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,322	5,761
	$45,264	$50,144

(1)	Included in cash equivalents and restricted cash equivalents.
(2)

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

NOTE C — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5% although some state rates are much higher and some states do not impose an income tax. The effective tax provision rate for the nine months ended September 30, 2011 was 34.8%, and the effective tax benefit rate for the nine months ended September 30, 2010 was 38.0%. The difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances primarily for deferred state income tax assets. The alternative fuel tax credit expired on December 31, 2009 and in December 2010 was retroactively reinstated to January 1, 2010 extending through December 31, 2011. The alternative fuel tax credit recorded for the nine months ended September 30, 2011 amounted to $0.8 million with no comparable credit recorded in the same period of 2010. During the nine months ended September 30, 2011, the Company received refunds of $1.0 million of federal and state taxes paid in prior years, primarily from loss carrybacks, and the Company paid federal, state and foreign income taxes of $1.8 million.

NOTE D — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consists of capital lease obligations and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	September 30	December 31
	2011	2010
	($ thousands)

Capital lease obligations	$47,926	$56,658
Notes payable	19,153	—
	67,079	56,658
Less current portion	21,179	14,001
Long-term debt, less current portion	$45,900	$42,657

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The future minimum payments of long-term debt obligations as of September 30, 2011 are shown in the table below.

		Capital Lease	Notes
	Total	Obligations(1)	Payable
	($ thousands)

Due in one year or less	$23,364	$16,701	$6,663
Due after one year through two years	29,490	22,690	6,800
Due after two years through three years	13,307	6,801	6,506
Due after three years through four years	3,395	3,259	136
Due after four years through five years	1,161	1,161	—
Due after five years	749	749	—
Total minimum payments	71,466	51,361	20,105
Less amounts representing interest	4,387	3,435	952
Present value of net minimum payments included in long-term debt	$67,079	$47,926	$19,153

(1)             Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets held under capital leases or securitized by notes payable were included in property, plant and equipment as follows:

	September 30	December 31
	2011	2010
	($ thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	78,748	61,515
Service, office and other equipment	1,813	1,813
	82,355	65,122
Less accumulated amortization(1)	21,613	10,058
	$60,742	$55,064

(1)             Amortization of assets under capital leases is included in depreciation expense.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. The securitization agreement, as amended, contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of September 30, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of September 30, 2011.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2011, the Company had $45.8 million of letters of credit outstanding of which $45.3 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company has $39.4 million available as of September 30, 2011

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

for the issuance of letters of credit under the LC Agreements and committed by the financial institutions subject to the Company’s compliance with the requirements of issuance. During fourth quarter 2011, the Company expects to reallocate certain letters of credit and may reduce the amount unused, available and committed by the financial institutions by approximately $8.0 million.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of September 30, 2011, surety bonds outstanding related to the self-insurance program totaled $13.8 million collateralized by $7.0 million of restricted short-term investments in certificates of deposit.

In June 2011, the Company entered into a master security agreement to finance the purchase of revenue equipment during 2011. The master security agreement provides for funding structured as promissory notes totaling up to $28.5 million. The Company has entered into 36-month promissory notes under the master security agreement to finance $19.4 million of revenue equipment, of which $19.2 million was outstanding as of September 30, 2011. The Company has $9.1 million available under the agreement as of September 30, 2011.

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)

Service cost	$2,163	$2,235	$—	$—	$56	$35
Interest cost	2,489	2,735	96	101	195	218
Expected return on plan assets	(3,146)	(3,043)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	34
Amortization of prior service credit	—	(2)	—	—	(47)	—
Amortization of net actuarial loss and other	1,730	1,898	82	75	28	4
Net periodic benefit cost	$3,236	$3,823	$178	$176	$232	$291

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)

Service cost	$6,491	$6,707	$—	$—	$168	$105
Interest cost	7,466	8,203	289	309	586	653
Expected return on plan assets	(9,438)	(9,129)	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	101
Amortization of prior service credit	—	(5)	—	—	(142)	—
Pension settlement expense	—	—	—	178	—	—
Amortization of net actuarial loss and other	5,190	5,692	246	204	84	13
Net periodic benefit cost	$9,709	$11,468	$535	$691	$696	$872

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company’s full-year 2011 nonunion defined benefit pension plan expense is estimated to be $12.9 million compared to $15.3 million for the year ended December 31, 2010. Considering the volatility in the overall equity markets during 2011, including significant third quarter declines, the expected return on plan assets may not be achieved in the near term. Furthermore, declines in market interest rates during 2011 may result in a lower discount rate used to calculate the projected benefit obligation of the nonunion defined benefit pension plan at year-end, which could result in an increase in the pension liability. The difference between the expected and actual return on plan assets, along with changes in the applicable discount rate, will be recognized as an actuarial gain or loss at year-end in other comprehensive income, net of taxes.

The Company does not have a required minimum cash contribution but, depending on all relevant factors, could make contributions to its nonunion defined benefit pension plan in 2011. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan to which the Company may make discretionary contributions on an annual basis.

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

ABF currently contributes to 25 multiemployer pension plans, which vary in size and in funded status. In the event of the termination of certain multiemployer pension plans or if ABF were to withdraw from certain multiemployer pension plans, under current law, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer plans that enter reorganization status subject contributing employers to an increased contribution requirement, but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

ABF’s five-year collective bargaining agreement provides for an increase in employer contributions to multiemployer plans as allocated by the applicable supplemental negotiating committees. Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). As disclosed in the Company’s 2010 Annual Report on Form 10-K, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010 which effectively capped the required pension contribution rates at the current levels for the rate class applicable to the National Master Freight Agreement. The Company has been recently informed that the supplemental negotiating committee associated with the Central States Pension Fund requested a $0.20 per hour increase for the related health and welfare fund and no increase for the pension fund. The resulting average increase in the health, welfare and pension benefit rate for all multiemployer funds for ABF’s contractual employees was 3.8% on August 1, 2011 compared to an increase of 6.9% on August 1, 2010.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2010 Annual Report on Form 10-K.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F — STOCKHOLDERS’ EQUITY

Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	($ thousands)

Total comprehensive income (loss)	$12,908	$599	$7,612	$(26,025)

Accumulated Other Comprehensive Loss

	September 30	December 31
	2011	2010
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(1,000)	$(514)
Unrecognized net periodic benefit costs	(53,329)	(58,707)
Increase in fair value of available for sale security	—	202
	$(54,329)	$(59,019)
After-tax amounts:
Foreign currency translation	$(612)	$(315)
Unrecognized net periodic benefit costs	(32,584)	(35,870)
Increase in fair value of available for sale security	—	132
	$(33,196)	$(36,053)

Dividends on Common Stock

On October 26, 2011, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of November 9, 2011.

The following table is a summary of dividends declared during the applicable quarter:

	2011		2010
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$788	$0.03	$777
Second quarter	$0.03	$797	$0.03	$777
Third quarter	$0.03	$798	$0.03	$786
Fourth quarter (2011 amount estimated)	$0.03	$797	$0.03	$786

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — EQUITY-BASED COMPENSATION

Stock Awards

As of September 30, 2011, the Company had outstanding stock options granted under the 1992 Stock Option Plan, the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 1992 Stock Option Plan expired on December 31, 2001. The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 1992, 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of September 30, 2011, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2011	991,685	$29.46
Granted	327,600	$22.54
Vested	(155,700)	$37.49
Forfeited	(8,847)	$25.70
Outstanding — September 30, 2011	1,154,738	$26.47

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining
	Shares	Average	Contractual	Intrinsic
	Under Option	Exercise Price	Term	Value(1)
			(Years)
Outstanding — January 1, 2011	442,357	$27.08
Granted	—	$—
Exercised	(34,900)	$24.38
Forfeited	(31,740)	$25.84
Outstanding — September 30, 2011(2)	375,717	$27.43	1.3	$—

(1)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on September 30, 2011 over the exercise price of the option.
(2)	Options outstanding at September 30, 2011 are vested and available to be exercised.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE H — EARNINGS PER SHARE

The following table sets forth the computation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	($ thousands, except share and per share data)

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$12,265	$(749)	$4,755	$(29,585)
Effect of unvested restricted stock awards	(532)	(21)	(191)	(38)
Adjusted net income (loss)	$11,733	$(770)	$4,564	$(29,623)
Denominator:
Weighted-average shares	25,421,887	25,199,123	25,388,174	25,166,678
Earnings (loss) per common share	$0.46	$(0.03)	$0.18	$(1.18)

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$12,265	$(749)	$4,755	$(29,585)
Effect of unvested restricted stock awards	(532)	(21)	(191)	(38)
Adjusted net income (loss)	$11,733	$(770)	$4,564	$(29,623)

Denominator:
Weighted-average shares	25,421,887	25,199,123	25,388,174	25,166,678
Effect of dilutive securities	—	—	—	—
Adjusted weighted-average shares and assumed conversions	25,421,887	25,199,123	25,388,174	25,166,678

Earnings (loss) per common share	$0.46	$(0.03)	$0.18	$(1.18)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the 2011 periods presented, outstanding stock awards of 0.9 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, outstanding stock awards of 0.9 million and 0.7 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share.

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

The following tables reflect reportable operating segment information for the Company, as well as a reconciliation of reportable segment information to the Company’s consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	($ thousands)

OPERATING REVENUES

ABF	$466,287	$409,916	$1,327,168	$1,122,384
Other revenues and eliminations	44,600	35,615	117,201	94,384
	$510,887	$445,531	$1,444,369	$1,216,768

OPERATING EXPENSES AND COSTS
ABF
Salaries, wages and benefits	$272,038	$259,613	$807,792	$745,037
Fuel, supplies and expenses	86,570	67,045	254,292	192,686
Operating taxes and licenses	11,343	11,229	34,336	32,438
Insurance	5,139	4,870	18,132	14,981
Communications and utilities	3,779	3,830	11,490	11,008
Depreciation and amortization	17,540	16,992	52,160	51,698
Rents and purchased transportation	49,598	46,830	140,455	120,771
Gain on sale of property and equipment	(1,060)	(74)	(1,944)	(498)
Other	2,997	2,141	6,547	5,101
	447,944	412,476	1,323,260	1,173,222
Other expenses and eliminations	41,825	34,831	112,985	91,397
	$489,769	$447,307	$1,436,245	$1,264,619

OPERATING INCOME (LOSS)
ABF	$18,343	$(2,560)	$3,908	$(50,838)
Other income and eliminations	2,775	784	4,216	2,987
	21,118	(1,776)	8,124	(47,851)

OTHER INCOME (EXPENSE)
Interest and dividend income	273	313	790	920
Interest expense and other related financing costs	(973)	(853)	(2,899)	(1,853)
Other, net(1)	(1,345)	1,346	1,544	1,558
	(2,045)	806	(565)	625

INCOME (LOSS) BEFORE INCOME TAXES	$19,073	$(970)	$7,559	$(47,226)

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. Although the outcome of the continued legal proceedings cannot be predicted at this time, ABF Freight System, Inc. will continue to pursue the legal actions and damages which management believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the less-than-truckload industry.

PODS Enterprises, Inc.

On January 12, 2011, PODS Enterprises, Inc. (“PODS”) filed a lawsuit in the United States District Court — Middle District of Florida (the “Court”) against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows the petition filed by ABF Freight System, Inc. to cancel the PODS trademarks with the United States Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF Freight System, Inc., and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

and intends to defend itself vigorously. On March 25, 2011, ABF Freight System, Inc. filed an Answer and Counterclaim alleging that PODS violated federal and Florida antitrust laws. On April 15, 2011, PODS filed a response and Motion to Dismiss the lawsuit. On October 17, 2011, the Court entered an order dismissing certain counterclaims and affirmative defenses asserted by ABF Freight System, Inc. ABF Freight System, Inc. continues to assert substantial counterclaims and affirmative defenses which survived the Motion to Dismiss. This litigation matter is in a preliminary stage and, at this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations against ABF Freight System, Inc. are without merit and, although there can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread use of the generic term by the public and the industry, the lack of consumer confusion and the defense of “fair use” provided under federal law.

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

At September 30, 2011 and December 31, 2010, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million and $1.3 million, respectively, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

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

The Company is a holding company engaged through its subsidiaries primarily in motor carrier freight transportation. The Company’s principal operations are conducted through ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). ABF, which represented 92% of consolidated revenues for the nine months ended September 30, 2011, is the Company’s only reportable operating segment.

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	($ thousands, except workdays and per share data)

WORKDAYS	64.0	64.0	191.5	190.5

OPERATING REVENUES
ABF	$466,287	$409,916	$1,327,168	$1,122,384
Other revenues and eliminations	44,600	35,615	117,201	94,384
	$510,887	$445,531	$1,444,369	$1,216,768

OPERATING INCOME (LOSS)
ABF	$18,343	$(2,560)	$3,908	$(50,838)
Other income and eliminations	2,775	784	4,216	2,987
	$21,118	$(1,776)	$8,124	$(47,851)

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$12,265	$(749)	$4,755	$(29,585)

DILUTED INCOME (LOSS) PER SHARE	$0.46	$(0.03)	$0.18	$(1.18)

Consolidated revenues for the three and nine months ended September 30, 2011 increased 14.7% and 18.1%, respectively, on a per-day basis compared to the same prior year periods, with the increase in total revenues primarily attributable to ABF operations. Consolidated revenue growth was also impacted by business operations that are reported in the Company’s revenues other than ABF, including increased roadside vehicle assistance services at FleetNet America, Inc. and increased business levels of the Company’s logistics subsidiary.

Consolidated operating income for the three months and nine months ended September 30, 2011 increased $22.9 million and $56.0 million, respectively, from the losses recorded in the same periods in 2010. The improvements in consolidated operating results primarily reflect the operations of ABF, as discussed in the following sections of Results of Operations.

ABF Overview

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2010 Annual Report on Form 10-K. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by the following key factors:

•                  customer demand for ABF’s freight transportation services and the resulting customer account mix;

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

For the three months ended September 30, 2011, ABF’s revenue increased 13.8% on a per-day basis compared to the three months ended September 30, 2010, reflecting improvement in revenue per hundredweight, including fuel surcharges. During the nine months ended September 30, 2011, ABF’s revenue increased 17.6% on a per-day basis compared to the same period in 2010 attributable to a combination of improvement in tonnage levels and an increase in revenue per hundredweight, including fuel surcharges. ABF’s third quarter 2011 operating ratio improved to 96.1% from 100.6% in the third quarter of 2010. For the nine months ended September 30, 2011, ABF’s operating ratio improved to 99.7% from 104.5% in the same period of 2010. ABF’s operating results are more fully discussed below and in the ABF Results section of Results of Operations.

Tonnage

ABF’s tonnage levels for the nine months ended September 30, 2011 improved 7.8% on a per-day basis compared to the same prior year periods. ABF’s management believes the year-over-year increase in tonnage reflects a combination of business generated from additional customers and an increase in tonnage related to existing customers. ABF experienced quarterly increases in year-over-year tonnage from first quarter 2010 through second quarter 2011. However, tonnage decreased 2.0% for the three month period ended September 30, 2011 compared to the same period of 2010. The year-over-year third quarter 2011 comparisons were impacted by the effect of moderating general economic conditions, the influence of ABF’s recent initiatives to improve account profitability and the significant tonnage growth experienced in third quarter 2010. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will maintain or achieve improvements in its current operating results. For the month of October 2011, average daily total tonnage for ABF decreased approximately 5% to 6% compared to the same period last year. However, because of an increase in billed revenue per hundredweight, including fuel surcharges, ABF’s revenues in October 2011 were approximately 5% to 6% above the same prior year period.

Pricing

Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight along with changes in other freight profile factors, which are further described in the ABF Results section of Results of Operations, such as average shipment size, average length of haul, freight density and customer and geographic mix, can affect the average billed revenue per hundredweight measure. Since pricing is established individually by account, ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, industry pricing has been negatively impacted during the recent recessionary periods of lower available tonnage when pricing became a primary driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Pricing on ABF’s traditional less-than-truckload (“LTL”) business was adversely impacted during this time in which ABF was not able to adequately secure base LTL rate increases. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. The competitive pricing environment experienced during the recent recessionary period limited ABF’s ability to secure adequate prices to cover increasing operating costs and adversely impacted ABF’s 2010 operating results. Furthermore, as discussed in the following Fuel section of the ABF Overview, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered as fuel prices increased significantly during 2011. Beginning in the second quarter of 2011, the Company began to experience improvement in the pricing environment as discussed in the following paragraphs.

Approximately 45% of ABF’s business is subject to ABF’s base LTL tariffs and priced through general rates combined with individually negotiated discounts. Rates on the other 55% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. Effective July 25, 2011 and October 1, 2010, ABF implemented nominal general rate increases on its LTL base rate tariffs of 6.9% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. Negotiated price increases on contracts and deferred pricing agreements have also improved in the three and nine month periods ended September 30, 2011 compared to the same periods in 2010.

Total billed revenue per hundredweight increased 15.9% and 9.3% during the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010. Fuel surcharges and freight profile factors have a significant impact on the revenue per hundredweight measure. Excluding changes in fuel surcharges and freight profile, the percentage increase in average pricing on ABF’s traditional LTL business for the third quarter 2011 was in the mid-single digits while the percentage increase for the nine months ended September 30, 2011 was in the low single digits when compared with the same periods of 2010. The year-over-year increases in pricing for the three and nine months ended September 30, 2011 reflect the improvements achieved in second and third quarter 2011, as first quarter 2011 traditional LTL pricing was slightly negative versus the prior year first quarter. The pricing improvement was influenced by substantial retention of the October 2010 and July 2011 general rate increases and improvements in contractual and deferred pricing agreements previously mentioned. ABF continues its efforts to increase pricing on underperforming accounts and to adjust inadequate fuel surcharge programs, including transitioning certain nonstandard arrangements to base LTL freight rates. Management believes these efforts have contributed to ABF’s improved operating results in the second and third quarters of 2011; however, there can be no assurances that the current price improvement trend will continue. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could continue to limit the amount of fuel surcharge revenue recovered.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage were to develop. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenue from fuel surcharges generally more than offsets direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. The weekly retail on-highway diesel price per gallon, including taxes, published by the U.S. Department of Energy decreased from a high of $4.76 in July 2008 to a low of $2.02 in March 2009 and subsequently increased in 2010 and 2011, with a September 2011 average price of $3.84. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

Throughout the first nine months of 2011, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, as previously mentioned in the Pricing section of the ABF Overview, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. As a result, fuel surcharge caps and nonstandard fuel surcharge arrangements that became effective during the recent competitive recessionary period had a greater impact on ABF’s operating results for the nine months ended September 30, 2011 than in past periods of significant fuel price increases. ABF’s initiatives, including the transition of certain nonstandard arrangements to base LTL freight rates, should continue to lessen the effect of inadequate fuel surcharge programs.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 58.3% and 60.9% of ABF’s revenue for the three and nine months ended September 30, 2011, compared to 63.3% and 66.4% for the same periods in 2010, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (the “IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to wage rate cost-of-living adjustments, as further discussed in the ABF Results section of Results of Operations.

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

ABF Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	58.3%	63.3%	60.9%	66.4%
Fuel, supplies and expenses	18.6	16.4	19.2	17.2
Operating taxes and licenses	2.4	2.7	2.6	2.9
Insurance	1.1	1.2	1.4	1.3
Communications and utilities	0.8	0.9	0.9	1.0
Depreciation and amortization	3.8	4.2	3.9	4.6
Rents and purchased transportation	10.6	11.4	10.6	10.7
Gain on sale of property and equipment	(0.2)	—	(0.1)	—
Other	0.7	0.5	0.3	0.4
	96.1%	100.6%	99.7%	104.5%

ABF OPERATING INCOME (LOSS)	3.9%	(0.6)%	0.3%	(4.5)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2011	2010	% Change	2011	2010	% Change

Workdays	64.0	64.0		191.5	190.5

Billed revenue(1) per hundredweight, including fuel surcharges	$27.10	$23.38	15.9%	$25.70	$23.52	9.3%

Pounds	1,716,095,971	1,750,312,584	(2.0)%	5,188,106,090	4,789,019,942	8.3%

Pounds per day	26,814,000	27,348,634	(2.0)%	27,091,938	25,139,212	7.8%

Shipments per DSY(2) hour	0.478	0.482	(0.8)%	0.486	0.483	0.6%

Pounds per DSY(2) hour	681.57	702.30	(3.0)%	690.35	686.94	0.5%

Pounds per shipment	1,425	1,457	(2.2)%	1,420	1,423	(0.2)%

Pounds per mile	19.86	19.74	0.6%	20.19	19.94	1.3%

(1)	Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
(2)	Dock, street and yard (“DSY”) measures are further discussed within this ABF Results section of Results of Operations.

ABF Revenue

ABF’s revenue for the three and nine months ended September 30, 2011 was $466.3 million and $1,327.2 million, respectively, compared to $409.9 million and $1,122.4 million for the same periods in 2010. The 13.8% increase in ABF’s revenue per day for the three months ended September 30, 2011 compared to the same prior year period was primarily due to a 15.9% increase in billed revenue per hundredweight, including fuel surcharges, partially offset by a 2.0% decrease in tonnage per day. The 17.6% increase in ABF’s revenue per day for the nine months ended September 30, 2011 compared to the same prior year period was due to a 9.3% increase in billed revenue per hundredweight, including fuel surcharges, and a 7.8% increase in tonnage per day.

The increases in total billed revenue per hundredweight for the three and nine months ended September 30, 2011 compared to the same periods of 2010 were impacted by the general rate increases implemented on October 1, 2010 and July 25, 2011, as well as pricing initiatives in recent months and changes in freight profile, including rated class, pounds per shipment, freight density, length of haul and customer and geographic mix. The increases in total billed revenue per hundredweight also reflect higher fuel surcharge revenue, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced a mid-single digit percentage increase during the third quarter 2011 and a low single digit increase during the nine months ended September 30, 2011 compared to the same periods of 2010. The ABF Overview section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF’s tonnage increase for the nine months ended September 30, 2011 was primarily attributable to an improved freight environment and business from new customers compared to the same prior year period as previously discussed in the ABF Overview section of Results of Operations. The tonnage improvement for the nine months ended September 30, 2011 also reflects an increase in the number of shipments compared to the prior year period. Tonnage decreased 2.0% for the three month period ended September 30, 2011 compared to the same period of 2010, reflecting the effect of moderating general economic conditions and the influence of ABF’s recent initiatives to improve account profitability.

ABF Operating Income (Loss)

ABF generated operating income of $18.3 million and $3.9 million for the three and nine months ended September 30, 2011, versus operating losses of $2.6 million and $50.8 million during the three and nine months ended September 30,

2010, respectively. ABF’s third quarter 2011 operating ratio improved to 96.1% from 100.6% in the third quarter of 2010. For the nine months ended September 30, 2011, ABF’s operating ratio improved to 99.7% from 104.5% in the same period in 2010. The improvement in ABF’s operating ratio for the three and nine months ended September 30, 2011 resulted primarily from the increase in revenue, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Despite the improved freight environment for the nine months ended September 30, 2011, the recessionary economic conditions during recent periods and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. Although ABF experienced improvements in pricing for the three months ended September 30, 2011, as discussed in the ABF Overview section of Results of Operations, ABF’s ability to further improve its operating ratio is dependent on obtaining a competitive cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. For the three and nine months ended September 30, 2011, ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 58.3% and 60.9% of ABF’s revenue for the three and nine months ended September 30, 2011, compared to 63.3% and 66.4% for the same three and nine month periods in 2010, respectively. Salaries, wages and benefits expense as a percentage of revenue decreased 5.0% and 5.5% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Despite the decrease in salaries, wages and benefits expense as a percentage of revenue, these costs increased $12.4 million and $62.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The expense increase reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective on April 1, 2011 and 2010 were 1.7% and 1.9%, respectively. The health, welfare and pension benefit rate for contractual employees increased an average of 3.8% and 6.9% on August 1, 2011 and 2010, respectively. The lower percentage increase on August 1, 2011 compared to the prior year reflects adherence to the contribution rate requested by the Central States Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”), which is consistent with the rate in effect prior to August 1, 2011 (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States Pension Fund. Salaries, wages and benefits costs were further influenced by workers’ compensation expense, which were 0.2% higher as a percentage of revenue in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the higher severity of claims in the 2011 period. For the nine months ended September 30, 2011, workers’ compensation expense as a percent of revenue was slightly lower than the same period of 2010 and ABF’s ten-year historical average.

ABF uses shipments per dock, street and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency in its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Salaries, wages and benefits expense for the nine months ended September 30, 2011 was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the table in the ABF Results section of Results of Operations, including increases in shipments and pounds per DSY hour and an increase in pounds per mile compared to the same prior year period. For the three months ended September 30, 2011, ABF experienced a slight decrease in shipments per DSY hour and a 3.0% decrease in pounds per DSY hour, influenced, in part, by a 2.2% decrease in pounds per shipment. This slight deterioration in productivity measures also reflects changes in rail utilization and the effect of maintaining service levels as tonnage levels declined compared to the same period of 2010.

Fuel, supplies and expenses as a percentage of revenue increased 2.2% and 2.0% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 39.8% and 38.9% during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

Operating taxes and licenses decreased 0.3% as a percentage of revenue for the three and nine months ended September 30, 2011 compared to the same periods in 2010. A substantial portion of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Depreciation and amortization decreased 0.4% and 0.7% as a percentage of revenue for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in depreciation and amortization costs as a percentage of revenue was partially offset by the effect of higher unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue decreased by 0.8% and 0.1% for the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, reflecting lower rail utilization, partially offset by increased utilization of other outside services and higher fuel surcharges associated with these services. Rail miles decreased from 16.3% and 13.8% of total linehaul miles for the three and nine months ended September 30, 2010, respectively, to 13.8% and 13.7% for the same periods in 2011.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents and short-term investments, cash generated by operations and borrowing capacity under its accounts receivable securitization program and notes payable agreement.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2011	2010
	($ thousands)
Cash and cash equivalents(1)	$137,099	$102,578
Short-term investments, primarily certificates of deposit	30,992	39,288
Total unrestricted	168,091	141,866
Restricted(2)	52,323	51,661
Total(3)	$220,414	$193,527

(1)	Cash equivalents consist of money market funds.
(2)

Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)

Cash and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At September 30, 2011 and December 31, 2010, cash and certificates of deposit of $49.0 million and $48.1 million, respectively, exceeded FDIC-insured limits.

Unrestricted cash, cash equivalents and short-term investments increased $26.2 million from December 31, 2010 to September 30, 2011. During the nine months ended September 30, 2011, cash provided by operations of $72.3 million was used to repay $10.9 million of long-term debt related to capital leases, fund $26.4 million of capital expenditures net of proceeds from asset sales, acquire the outstanding 25% equity interest of a consolidated logistics subsidiary for $4.1 million and pay dividends of $2.4 million on Common Stock. Cash provided by operating activities during the nine months ended September 30, 2011 was $50.4 million above the same prior year period primarily due to improved ABF operating results. Cash provided by operating activities included federal and state income taxes payments net of refunds of $0.8 million for the nine months ended September 30, 2011, compared to net refunds of income taxes of $29.3 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, ABF financed the acquisition of $21.3 million in revenue equipment (tractors and trailers) through capital lease and note payable arrangements.

Unrestricted cash, cash equivalents and short-term investments increased $12.1 million from December 31, 2009 to September 30, 2010. During the nine months ended September 30, 2010, cash provided by operations of $21.9 million included federal and state income tax refunds of $29.3 million net of payments. Operating cash flows were also impacted by changes in working capital, primarily growth in accounts receivable associated with the improved business volumes, distributions to retired officers of $7.8 million under the unfunded supplemental benefit plan and a $5.0 million contribution to the nonunion pension plan. Cash provided by operations along with $11.4 million in proceeds from issuance of long-term debt related to capital leases were used to fund $0.9 million of capital expenditures net of proceeds from asset sales, repay $10.1 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks), repay $5.2 million of long-term debt related to capital leases and pay dividends of $2.3 million on Common Stock.  During the nine months ended September 30, 2010, ABF financed the acquisition of $21.4 million in revenue equipment (tractors and trailers) through capital lease arrangements.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds for an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. The securitization agreement, as amended, contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of September 30, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of September 30, 2011.

The Company has agreements with four financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). The Company issues letters of credit primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2011, the Company had $45.8 million of letters of credit outstanding of which $45.3 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company has $39.4 million available as of September 30, 2011 for the issuance of letters of credit under the LC Agreements and committed by the financial institutions subject to the Company’s compliance with the requirements of issuance. During fourth quarter 2011, the Company expects to reallocate certain letters of credit and may reduce the amount unused, available and committed by the financial institutions by approximately $8.0 million.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of September 30, 2011, surety bonds outstanding related to the self-insurance program totaled $13.8 million collateralized by $7.0 million of restricted short-term investments in certificates of deposit.

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

In June 2011, the Company entered into a master security agreement to finance the purchase of revenue equipment during 2011. The master security agreement provides for funding structured as promissory notes totaling up to $28.5 million. The Company has entered into 36-month promissory notes under the master security agreement to finance $19.4 million of revenue equipment purchased as of September 30, 2011. The future payments due under the notes payable are shown in

Contractual Obligations within this section of MD&A, and the present values of net minimum payments under the note payable are recorded in long-term debt.

The Company plans to utilize the funds available under the notes payable master security agreement and will consider utilizing capital lease arrangements or other secured financing to finance future purchases of certain revenue equipment.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, notes payable, purchase obligations and near-term estimated benefit plan distributions as of September 30, 2011. The Company’s 2010 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Capital lease obligations, including interest(1)	$51,361	$16,701	$29,491	$4,420	$749
Notes payable(2)	20,105	6,663	13,306	136	—
Operating lease obligations(3)	44,975	11,305	15,623	8,936	9,111
Purchase obligations(4)	27,756	27,756	—	—	—
Voluntary savings plan distributions(5)	3,322	784	817	133	1,588
Postretirement health expenditures(6)	7,326	603	1,288	1,295	4,140
Deferred salary distributions(7)	10,193	1,203	2,138	1,755	5,097
Supplemental pension distributions(8)	10,786	3,651	—	1,235	5,900
Total	$175,824	$68,666	$62,663	$17,910	$26,585

(1) Capital lease obligations relate primarily to revenue equipment as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) The notes payable obligations relate to revenue equipment financed under promissory note arrangements as discussed in Financing Arrangements within this section of MD&A.

(3) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2011, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $43.4 million for terminal facilities and $1.6 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

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

(6) Represents projected distributions, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $14.3 million as of September 30, 2011.

(7) Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. As of September 30, 2011, the liability balance related to the deferred salary distributions totaled $6.9 million.

(8) Represents estimated distributions over the next ten years under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. The SBP liability balance totaled $9.6 million as of September 30, 2011.

Based on retirements known as of September 30, 2011, the Company anticipates settling obligations of $3.7 million related to the SBP plan in the next twelve months which will result in pension settlement expense to be recorded in the fourth quarter 2011 of approximately $1.1 million on a pre-tax basis, or $0.03 per diluted share, net of taxes. The final settlement expense is dependent upon the pension actuarial valuation, which is based on the applicable discount rate determined at the retirement date. For comparison, the Company recorded no pension settlement expense during the last three months of 2010.

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The Company does not have a required minimum cash contribution but, depending on all relevant factors, could make contributions to its nonunion defined benefit pension plan in 2011. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan to which the Company may make discretionary contributions on an annual basis.

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

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of September 30, 2011.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $45.0 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A. The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships.

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, increased $19.8 million from December 31, 2010 to September 30, 2011, primarily due to an increase in business levels in September 2011 compared to December 2010.

Accounts Payable

Accounts payable increased $12.5 million from December 31, 2010 to September 30, 2011, primarily due to an increase in business levels in September 2011 compared to December 2010. Accounts payable also includes accrued liabilities of $5.2 million for revenue equipment received as of September 30, 2011.

Accrued Expenses

Accrued expenses increased $12.0 million from December 31, 2010 to September 30, 2011, due to increased business levels and the effect of timing of certain accruals in September 2011 compared to December 2010, an increase in third-party casualty claims liabilities and the reclassification of certain benefits under the supplemental benefit pension plan for expected officer retirements to current liabilities as of September 30, 2011 from long-term liabilities as of December 31, 2010.

Income Taxes

For the nine months ended September 30, 2011, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances primarily for deferred state income tax assets. The alternative fuel tax credit expired on December 31, 2009 and in December 2010 was retroactively reinstated to January 1, 2010, extending through December 31, 2011. The alternative fuel tax credit recorded for the three and nine month periods ended September 30, 2011 was $0.3 million and $0.8 million, respectively, with no comparable credit recorded in 2010 until the fourth quarter. The Company’s effective tax provision rate for the nine months ended September 30, 2011 was 34.8% compared to a benefit rate of 38.0% for the nine months ended September 30, 2010. The Company made $1.8 million of federal, state and foreign income tax payments during the nine months ended September 30, 2011 and received refunds, primarily for loss carrybacks, of $1.0 million of federal and state taxes.

The Company’s statutory federal tax rate is 35%, before credits, and the average state tax rate, net of the associated federal deduction, is approximately 4%. However, various factors could cause the full year 2011 tax rate to vary significantly from the statutory rate. Specifically, if significant losses are incurred by the Company subsequent to September 30, 2011, the need for valuation allowances for a substantial portion of federal and state tax benefits would have to be evaluated. If valuation allowances against tax benefits are required, this would result in a significantly lower rate for tax benefits of losses. Also, low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses.

Management does not expect that the cash outlays for income taxes will materially exceed income tax expense during the foreseeable future, although subsidiaries which have taxable income do incur cash outlays for state or foreign taxes due to limitations on offsetting losses of other subsidiaries between different tax jurisdictions.

At September 30, 2011, the Company had net deferred tax assets of $17.0 million. Net deferred tax assets include $21.1 million related to unamortized nonunion pension and postretirement benefit costs which are included in accumulated other comprehensive loss. The Company has evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax-planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset a substantial portion of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverted to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through the tax year ended February 28, 2010. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need approximately $48.6 million of future taxable income to realize net deferred tax assets as of September 30, 2011. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which support deferred tax assets recorded as of September 30, 2011. If the Company incurs tax losses, for example, certain expense components that generate deferred tax assets are eligible for a carryback period of ten years if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items would be expected to be fully realized.

At September 30, 2011 and December 31, 2010, valuation allowances for deferred tax assets totaled $2.2 million and $2.5 million, respectively. Valuation allowances related to state net operating losses and contribution carryovers for which realization is not more likely than not totaled $1.1 million at September 30, 2011 and $1.8 million at December 31, 2010. The valuation allowance decreased by $0.1 million from December 31, 2010 to September 30, 2011, due to the decrease in certain state net operating losses related to ABF Freight System, Inc. and decreased by $0.6 million for expired state net operating losses. A valuation allowance established in 2011 for future ABF Freight System, Inc. state depreciation benefits that are not more likely than not to be realized totaled $0.4 million at September 30, 2011. In addition, a valuation allowance related to foreign tax credit carryforwards and foreign net operating loss carryovers totaled $0.7 million at September 30, 2011 and December 31, 2010. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization is not considered to be more likely than not. The need for additional valuation allowances will be continually monitored by management. In addition, there have been discussions by various U.S. government officials of changes in tax laws affecting corporations including potential reductions in the federal corporate tax rate. The effect of the potential reduction in the federal corporate tax rate of 35% to a lower rate would be to reduce the value of the net deferred tax assets on the Company’s balance sheet, by a charge to income tax expense, generally in proportion to the difference between the current 35% rate and the revised tax rate.

Financial reporting income differs significantly from taxable income because of such items as depreciation, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves which, for tax purposes, are generally only deductible when paid. In recent years, financial reporting income has exceeded taxable income. For the nine months ended September 30, 2011, the Company’s taxable income exceeded the financial reporting income. For 2010, the financial reporting loss exceeded the tax loss.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2010 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the nine months ended September 30, 2011. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard addressing the presentation of comprehensive income. This accounting standard gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (“multiemployer plans”). The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans. The provisions of this new guidance become effective for the Company’s 2011 Annual Report on Form 10-K. Other than changes in disclosures, these two standards will not have an impact on the consolidated financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements other than these new disclosure standards. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

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

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. The data that is processed by these systems is important to remain confidential and includes competitive customer information, employee records and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks and similar events in every potential circumstance that may arise. The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay the Company’s operations, damage its reputation and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to the Company’s business. Up to the present, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business could be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of a cybersecurity incident that has had a material effect on the Company’s operations, although there can be no assurances that a cyber incident that could have a material impact to the Company will not occur.

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A, have historically been offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenue may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results. ABF’s contractual wage rates increased on April 1, 2011 and the health, welfare and pension benefit rates increased effective August 1, 2011 under the collective bargaining agreement with its union employees. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent economic recession and, although ABF’s base LTL pricing improved during the nine months ended September 30, 2011 compared to the same prior year period, the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

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

Forward-Looking Statements

Statements contained in the MD&A section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, recessionary economic conditions; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates; availability of fuel; the impact of any limitations on our customers’ access to adequate financial resources; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the Company’s subsidiaries; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; governmental regulations and policies; future climate change legislation; costs of continuing investments in technology; the risks and costs of cyber incidents; the timing and amount of capital expenditures; the cost, integration and performance of any future acquisitions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

FINANCIAL INFORMATION

ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2010, there have been no significant changes in the Company’s market risks as reported in the Company’s 2010 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2011, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2011.

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

10.1

Second Amendment to Receivables Loan Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 19, 2011, Commission File No. 000-19969, and incorporated herein by reference).

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: November 8, 2011	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: November 8, 2011	/s/ Michael E. Newcity
Michael E. Newcity
Vice President — Chief Financial Officer
and Principal Financial Officer