Form 10-K
period 2011-12-31
ARKANSAS BEST CORP /DE/
filed 2012-02-29
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]               Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2011.

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

Yes [  ] No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2011, was $572,908,193.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 17, 2012, was 25,448,815.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 24, 2012, are incorporated by reference in Part III of this Form 10-K.

(This page intentionally left blank.)

ARKANSAS BEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information and expectations as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•                  general economic conditions and related shifts in market demand that impact the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries and limit our customers’ access to adequate financial resources;

•                  relationships with employees, including unions;

•                  union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans;

•                  competitive initiatives, pricing pressures, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges;

•                  availability of fuel;

•                  availability and cost of reliable third-party services;

•                  the timing and amount of capital expenditures;

•                  future costs of operating expenses such as fuel and related taxes;

•                  self-insurance claims and insurance premium costs;

•                  governmental regulations and policies;

•                  future climate change legislation;

•                  availability and cost of capital and financing arrangements;

•                  the cost and timing of growth initiatives;

•                  the impact of our brand and corporate reputation;

•                  the cost, integration and performance of any future acquisitions;

•                  costs of continuing investments in technology and the impact of cyber incidents;

•                  weather conditions; and

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

ITEM 1.      BUSINESS

Arkansas Best Corporation

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider with four reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation operating segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in freight transportation (collectively “ABF”). In addition to Freight Transportation, the Company’s other reportable operating segments are the following non-asset-based businesses which together accounted for approximately 10% of 2011 consolidated revenues: Truck Brokerage and Management, Emergency and Preventative Maintenance, and Special Services Logistics. Headquartered in Fort Smith, Arkansas, the Company was incorporated in Delaware in 1966. At December 31, 2011, the Company and its subsidiaries had a total of 10,800 active employees of which approximately 70% were members of labor unions.

Freight Transportation Segment

ABF Business Overview

The Freight Transportation segment represents the operations of ABF, which includes ABF Freight System, Inc., the Company’s largest subsidiary, and other subsidiaries of the Company, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; Land-Marine Cargo, Inc.; and Global Supply Chain Services, Inc. (collectively “ABF”). ABF’s revenues, which totaled $1.7 billion, $1.5 billion and $1.4 billion for the years ended December 31, 2011, 2010 and 2009, respectively, accounted for approximately 90% of the Company’s consolidated revenues in 2011 and 2010 and 93% of consolidated revenues for 2009.

ABF has been in continuous service since 1923. ABF Freight System, Inc. was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a local less-than-truckload (“LTL”) carrier that was originally organized in 1923. ABF expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF provides interstate and intrastate direct service to more than 44,000 communities through 275 service centers in all 50 states, Canada and Puerto Rico. Through arrangements with trucking companies in Mexico, ABF provides motor carrier services to customers in that country as well. As a non-vessel-operating common carrier, ABF provides shipping solutions from 250 ports in more than 130 countries.

ABF offers transportation of general commodities through standard, expedited and guaranteed LTL services – both nationally and regionally. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk and those requiring special equipment. ABF’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline and water carrier. General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery and miscellaneous manufactured products. ABF also provides consumer moving services through U-Pack Moving®; delivery requiring special handling; coordination of less-than-container shipments and full container loads moving internationally; and an integrated warehousing services network.

ABF provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. The majority of ABF deliveries are LTL shipments with truckload services generally offered to maximize equipment utilization. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in real estate and labor costs related to local pickup, delivery and cross-docking of shipments, are somewhat more fixed in nature when maintaining service levels.

ITEM 1.       BUSINESS – continued

ABF has organically implemented a dual-system network over the last several years to integrate regional service offerings with its traditional long-haul model to facilitate its customers’ next-day and second-day delivery needs throughout the United States. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points and increased door capacity at a number of key locations. The dual-system network allows for consistent and continuous LTL service within a single-carrier platform regardless of distance. The integration of ABF’s regional service offerings has resulted in reduced transit times in approximately 33,000 lanes, representing over 44% of the lanes in ABF’s network. ABF defines the regional market as tonnage moving 1,000 miles or less, which represented approximately 60% of ABF’s tonnage in 2011. Management has estimated the regional market to be almost twice as large as the long-haul market, and ABF’s percentage share of the regional market is estimated to be less than one-half of its percentage share of the long-haul market.

During the year ended December 31, 2011, no single customer accounted for more than 5.0% of ABF’s revenues, and the ten largest customers accounted for 10.2% of ABF’s revenues. In 2011, ABF managed 4.7 million customer shipments weighing a total of 6.4 billion pounds for an average weight of 1,348 pounds per shipment. As of December 31, 2011, ABF utilized approximately 3,800 tractors and 20,100 trailers in its linehaul and local pickup and delivery operations.

ABF Employees

At December 31, 2011, ABF had approximately 10,000 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2011, such costs amounted to 61.3% of ABF’s revenues. Approximately 75% of ABF’s employees are covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). ABF’s current five-year agreement with the IBT extends through March 31, 2013. The agreement provides for compounded annual contractual wage and benefit increases of 3% to 4%, subject to wage rate cost-of-living adjustments, which includes ABF contributions to various multiemployer plans maintained for the benefit of its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer plans.

ABF operates in a highly competitive industry which consists predominantly of nonunion freight transportation motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted by the IBT to certain union competitors allow for a lower cost structure than that of ABF. During recessionary economic conditions that began in 2007 and worsened in 2008, competitors with lower labor cost structures reduced freight rates, resulting in increased pricing competition in the LTL market. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. ABF has communicated and continues its attempts to address with the IBT, as well as with U.S. government officials and legislative bodies, the effect of these matters on ABF’s operating results. As further discussed in Note O to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, management has taken legal actions which it believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

The Company believes that union companies experience lower employee turnover, higher productivity, lower loss and damage claims and lower accident rates compared to some nonunion carriers. Due to its national reputation, its working conditions and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations. ABF believes that its labor force is one of the most experienced, having a driver turnover rate below the LTL industry average. Management believes that its high-quality employees are important to ABF’s focus on customer service and careful cargo handling. See the Reputation and Responsibility section below for information regarding ABF’s recognition for safety, claims prevention and employee leadership.

ITEM 1.       BUSINESS – continued

Competition, Pricing and Industry Factors

ABF competes with nonunion and union LTL carriers, including YRC Freight and YRC Regional Transportation (reporting units of YRC Worldwide Inc.), FedEx Freight, Inc., UPS Freight (a business unit of United Parcel Service, Inc.), Con-way Freight (a business unit of Con-way Freight Inc.), Old Dominion Freight Line, Inc., Saia, Inc. and Vitran Corporation Inc.

ABF actively competes for freight business with other national, regional and local motor carriers and, to a lesser extent, with private carriage, freight forwarders, railroads and airlines. Competition is based primarily on price, service and providing logistics solutions to customers. ABF seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions. ABF’s careful cargo handling, as previously mentioned in the ABF Employees section, and its use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how ABF adds value to its services.

Competition for freight revenue has resulted in price reductions. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts from established pricing. ABF also charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index. Throughout 2011, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers, although certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered.

The trucking industry, including ABF, is directly affected by the state of the residential and commercial construction, manufacturing and retail sectors of the North American economy. The trucking industry faces rising costs, including costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization and fuel economy, and rising costs in certain non-industry specific areas, including healthcare and retirement benefits. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. Freight shipments, operating costs and earnings are also adversely affected by inclement weather conditions. In addition, seasonal fluctuations affect tonnage levels. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.

The U.S. Department of Transportation (“DOT”) hours of service rules regulating driving time for commercial truck drivers became effective in January 2004. The Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT issued revised hours of service rules in December 2011. The effective date of the final hours of service rules is February 27, 2012 with a July 1, 2013 compliance date for selected provisions, including required rest breaks and limitations on minimum 34-hour restarts. The final rule retained the daily maximum driving limit of 11 hours, but reduced the maximum weekly driving hours to 70 from 82. Implementation of the new hours of service rules is not expected to have a significant impact on ABF’s operations.

The FMCSA is expected to issue a final rule in 2012 regarding the requirements for interstate commercial trucks to install electronic on-board recorders (“EOBRs”) to monitor compliance with hours of service regulations. In August 2011, the 2010 rule related to EOBRs was remanded back to the FMCSA for further proceedings. Motor carriers are expected to be required to be in compliance within three years after the final rule is issued. ABF is in the early stages of developing an EOBR solution that will allow for the electronic capture of drivers’ hours of service, as well as for improvement in administrative, dispatch and maintenance efficiencies.

Technology

The Company’s advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology used by the Company have been developed internally and tailored specifically for customer or internal business processing needs.

ABF makes information readily accessible to its customers through various electronic pricing, billing and tracking services, including a newly developed logistics application for Apple iPhone and iPad devices which allows ABF customers to access information about their ABF shipments and request shipment pickup. Online functions tailored to the services requested by ABF customers include bill of lading generation, pickup planning, customer-intelligent price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from ABF’s systems directly into their own Web site or backend

ITEM 1.       BUSINESS – continued

information systems. As a result, ABF’s customers can provide shipping information and support directly to their own customers.

Wireless technology enhances the speed and utility of the system by streamlining procedures across ABF’s transportation network. City drivers, dockworkers, dispatchers and others are connected to the system and customers in real time via mobile devices. These devices allow for more efficient shipment pickups, paperless dock operations and optimal load planning.

Insurance, Safety and Security

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty and workers’ compensation. The Company’s motor carrier subsidiaries are effectively self-insured for the first $1.0 million of each cargo loss, generally $1.0 million of each third-party casualty loss and $1.0 million of each workers’ compensation loss. The Company maintains insurance that it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent. The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate insurance coverage for 2012 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its motor carrier operations in the foreseeable future. As evidenced by being the only six-time winner of the American Trucking Associations President’s Trophy for Safety, the only six-time winner of the Excellence in Security Award and the only five-time winner of the Excellence in Claims/Loss Prevention Award, ABF believes that it has maintained one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

ABF is subject to the Compliance, Safety, and Accountability (“CSA”) program of the FMCSA which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the DOT. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories, as well as evaluation and intervention programs. Based on the most recently published carrier scores for the first five categories of measurement, ABF continued to demonstrate its best-in-class safety reputation, scoring better than the average of its LTL competitors and well below the alert thresholds in all basic scoring categories. Generally, LTL carriers posted more favorable safety scores than truckload carriers. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties or a change in a carrier’s safety rating. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

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

Certain states have enacted legislation relating to engine emissions and/or fuel economy, such as the California Air Resources Board (“CARB”) regulations. At the present time, management believes that these regulations will not result in significant additional overall costs to the Company. However, there can be no assurance that more restrictive regulations will not be enacted. The Company is unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs.

ITEM 1.       BUSINESS – continued

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

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or believes its obligations, other than those specifically accrued for with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s reserves for environmental clean-up costs are estimated based on management’s experience with similar environmental matters and on testing performed at certain sites.

Reputation and Responsibility

The Company has a corporate culture focused on quality service and responsibility. In both 2010 and 2011, ABF was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership and technology. In September 2011, ABF was listed on InformationWeek magazine’s “2011 Information Week 500,” which represents the sixth consecutive year ABF has received this recognition as an innovator in information technology. In July 2011, ABF received the CIO magazine “2011 CIO 100” award for its use of information technology in leveraging supply chain services. ABF has been ranked in the top ten on Selling Power magazine’s list of “Best Company to Sell For” for ten consecutive years. In February 2012, ABF was honored as one of the “Training Top 125” companies by Training magazine for the third year in a row. The employees of the Company are committed to the communities in which they live and work. As a past winner of the Outstanding Philanthropic Corporation Award, the Company was recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community and support of worthy philanthropic endeavors.

ABF is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in the Insurance, Safety and Security section, ABF is the only six-time winner of the American Trucking Associations President’s Trophy for Safety, the only six-time winner of the Excellence in Security Award and the only five-time winner of the Excellence in Claims/Loss Prevention Award. ABF is the only carrier to earn both the Excellence in Claims/Loss Prevention Award and the Excellence in Security Award in the same year, which it has accomplished twice. In January 2011, three ABF drivers were named by the American Trucking Associations as “America’s Road Team Captains,” continuing the tradition of ABF’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF’s safety record. ABF also utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule and equipment replacement program. In 2006, ABF was accepted in the EPA’s SmartWay Transportation Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers and logistics companies improve fuel efficiency. In 2010 and 2011, ABF was recognized in Inbound Logistics magazine’s annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF has participated in other opportunities to address environmental issues.

Non-Asset-Based Segments

For the year ended December 31, 2011, the combined revenues of the Company’s non-asset-based segments totaled $203.6 million, accounting for approximately 10% of 2011 consolidated revenues. These emerging lines of business provide a complementary set of transportation and maintenance solutions to the Freight Transportation segment. Through unique methods and processes, including technology solutions, these businesses provide various logistics services without significant investment in revenue equipment or real estate. Competition is based primarily on price, service and providing

ITEM 1.       BUSINESS – continued

logistics solutions to customers. Note M to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income and total assets for the years ended December 31, 2011, 2010 and 2009.

Truck Brokerage and Management

The Truck Brokerage and Management segment includes the results of operations of the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The operations of FreightValue, Inc. were internally developed, beginning in 2001 with a modest entry into the market through spot quotes for flatbed shipments. This operating segment now provides third-party transportation brokerage and management services in the United States, Canada and Mexico by sourcing a variety of equipment types including truckload, flatbed, intermodal, temperature controlled and specialized equipment coupled with strong technology and carrier- and customer-based Web tools.

Emergency and Preventative Maintenance

The Emergency and Preventative Maintenance segment represents FleetNet America, Inc., the subsidiary of the Company which provides roadside assistance and equipment services for commercial vehicles to customers in the United States and Canada through a network of third-party service providers. Emergency roadside services are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in business levels.

FleetNet America, Inc. began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the department’s established nationwide service. In 1995, the Company purchased WorldWay Corporation, which included the subsidiaries of Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997.

Special Services Logistics

The Special Services Logistics segment includes Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries which provide third-party transportation, warehousing and delivery services to the consumer, corporate and military household goods moving markets. The Company completed the acquisition of Albert Companies, Inc. in 2011. Moving Solutions, Inc. was established internally to provide sales, marketing, technology and customer service to facilitate the Company’s household goods moving businesses. Self-move service operations provided by U-Pack Moving® for which the related freight is handled by ABF are reported within the Freight Transportation segment. Operations of the Special Services Logistics segment are impacted by seasonal fluctuations, resulting in higher business levels in the second and third quarters as the demand for moving services are typically higher in the summer months.

For the year ended December 31, 2011, the U.S. Department of Defense accounted for approximately 40% of the revenues of the Special Services Logistics segment. The loss of business in the military moving market would have a material adverse effect on the results of operations and financial condition of this operating segment.

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

ITEM 1A.   RISK FACTORS

Each of the following risk factors could adversely affect our business, operating results and financial condition. Our principal operations are conducted through ABF within our primary operating segment, Freight Transportation. For 2011, ABF represented approximately 90% of the Company’s consolidated revenues. The following risk factors primarily address the risks identified for ABF; however, our other reportable operating segments (Truck Brokerage and Management, Emergency and Preventative Maintenance, and Special Services Logistics) are generally or specifically covered by these risk factors.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a significant adverse effect on our operating results.

General and industry-specific factors that could have a negative impact on our performance in the future include, but are not limited to, general economic factors; a workforce stoppage by our employees covered under our collective bargaining agreement; difficulty in attracting and retaining qualified employees, drivers and/or dockworkers; an increasingly competitive industry and freight rate environment; loss of key employees; volatile fuel prices as well as the rate of changes in associated fuel surcharges and the effect of fuel surcharge changes on securing increases in base freight rates and the inability to collect fuel surcharges or to obtain sufficient fuel supplies; loss of third-party rail service providers; shortage of third-party service providers or our inability to obtain reliable services from third-parties at reasonable prices; loss of market share to rail or other transportation sectors; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; increasing capital requirements; increasing costs of maintenance and tires for revenue equipment; excess or insufficient capacity resulting from timing of capital investments; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation and/or third-party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; violation of federal regulations and increasing costs for compliance with regulations; violations of environmental laws or regulations; climate change legislation; emissions-control regulations; costs or liabilities associated with legal proceedings; default on covenants of financing arrangements; unsuccessful implementation or delayed increases in business volumes of our service and growth initiatives and emerging business lines; damage to our brand or corporate reputation; unsuccessful business acquisitions; a failure of our information systems; cyber incidents; antiterrorism measures; weather or seasonal fluctuations, including any influence of climate change; significant declines in demand for our services arising from adverse weather conditions or natural calamities, such as hurricanes, earthquakes or tornadoes; operational or market disruptions, including infrastructure damage; the loss of a key location such as a distribution center; illegal acts, including terrorist attacks; and/or changes in accounting rules and requirements. The foregoing risks are largely out of our control and any one of these risks could have a significant adverse effect on our results of operations.

We are subject to general economic factors that are largely beyond our control, any of which could significantly reduce our operating results, liquidity and financial position.

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles and changes in their business practices. Our business is directly affected by levels of industrial production, manufacturing, housing and consumer spending. Recessionary economic conditions may result in a general decline in demand for freight transportation services. The pricing environment generally becomes more competitive during economic recessions, which adversely affects the profit margin for our services. Customers may select transportation services based on pricing alone, which may result in a loss of business for us in some cases. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they need and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

We depend on suppliers for equipment, parts and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels could adversely impact our business and results of operations.

ITEM 1A.    RISK FACTORS – continued

We are affected by the instability in the financial and credit markets that has created volatility in various interest rates and returns on invested assets in recent years. We have historically been subject to market risk due to variable interest rates, on all or a part of our borrowings under bank credit lines, and continue to be subject to such risk on our accounts receivable securitization facility. Changes in interest rates may increase our financing costs in the event we need to borrow against our accounts receivable securitization facility, enter into additional capital lease or note payable arrangements or obtain additional sources of financing. Furthermore, future financial market disruptions may adversely affect our ability to refinance our accounts receivable securitization facility, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions or disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition.

Our qualified nonunion defined benefit pension plan trust holds investments in equity and debt securities. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn or other economic factors beyond our control could further diminish the funded status of the nonunion pension plan and potentially increase our requirement to make contributions to the plan. Substantial future investment losses on plan assets would also increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. In addition, a change in the discount rate used to calculate our pension obligations for financial statement purposes would change the projected pension obligation and impact pension expense, and a change in the rate used to calculate our funding requirements under the Pension Protection Act (the “PPA”) would impact contributions required to fund our plan. An increase in pension expense may adversely impact our results of operations. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. We could also experience losses on investments related to our cash surrender value of variable life insurance policies, which may reduce our net income.

It is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.

We depend on our employees to support our operating business and future growth opportunities. If our relationship with our employees deteriorates, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results and place us at a disadvantage relative to nonunion competitors.

As of December 2011, approximately 75% of ABF’s employees are covered under a five-year collective bargaining agreement with the IBT that expires on March 31, 2013. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may result in a work stoppage which would have a material adverse effect on our competitive position, results of operations and financial position.

We operate in a highly competitive industry which consists predominantly of nonunion LTL carriers. Nonunion companies typically have similar wage costs but significantly lower fringe benefit costs compared to union companies. However, certain nonunion carriers reduced their wage rates for freight-handling and driving personnel in recent years, and wage and benefit concessions granted to certain union competitors have also allowed for a lower cost structure than that of ABF. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business.

We operate in a highly competitive industry and our business could suffer if we are unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability and ability to compete in the transportation industry.

Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers or attract new customers, which could have a material adverse effect on our operating results and financial condition. These competitive factors include, but are not limited to, the following:

ITEM 1A.    RISK FACTORS – continued

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

•                  Competition in the LTL industry from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

•                  Our competitors may offer a broader portfolio of services or more effectively bundle their service offerings, which could impair our ability to maintain or grow our market share.

•                  The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. We could experience some competitive difficulties if the remaining LTL carriers, in fact, realize advantages because of their size. Industry consolidations could also result in our competitors providing a more comprehensive set of services at competitive prices, which could adversely affect our results of operations.

Our management team is an important part of our business and loss of key employees could impair our success.

We benefit from the leadership and experience of our senior management team and other key employees and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees could have an adverse effect on our operations and profitability if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business.

We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. A disruption in our fuel supply resulting from natural or man-made disasters, armed conflicts, terrorist attacks, actions by producers or other factors that are beyond our control could have a material adverse effect on our operations.

Fuel prices have fluctuated significantly in recent years. We charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. The fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Whether fuel prices fluctuate or remain constant, operating income may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2011, the fuel surcharge mechanism generally continued to have market acceptance among our customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. During periods of increasing fuel costs, the negative impact on operating margins of capped fuel surcharge revenue is more evident as fuel prices remain above maximum levels recovered through the fuel surcharge mechanism on certain accounts. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by

ITEM 1A.    RISK FACTORS – continued

customers is governed by market forces based on value provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase.

We do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our fuel surcharge revenue and fuel-related costs. Volatile fuel prices will continue to impact the base rate increases we are able to secure and could continue to have an adverse effect on our operating results. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes, supply and demand imbalances, actions by producers or other factors that are out of our control, which are not offset by freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

We depend on services provided by third parties and increased costs or disruption of these services could adversely affect our operations.

In 2011, rail utilization accounted for 14.3% of our total miles in the Freight Transportation segment. A reduction in the availability of rail services could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption in transportation services from our rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.

The inability to obtain the services of reliable third-parties at competitive prices or the shortage of quality third-party providers could have a material adverse effect on the operating results of our emerging non-asset-based businesses. Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these services may also reduce available capacity and increase pricing. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues and profitability of our non-asset-based businesses.

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

Under the provisions of the Taft-Hartley Act, retirement and health care benefits for our contractual employees are provided by a number of multiemployer plans. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. We contribute to multiemployer pension and postretirement benefit plans in accordance with our collective bargaining agreement with the IBT. Other unrelated employers contribute to these multiemployer plans pursuant to their respective collective bargaining agreements. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. If a participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under current law, we would have material liabilities, the amounts of which could be in excess of our current ability to adequately finance, for our

ITEM 1A.    RISK FACTORS – continued

share of the unfunded vested liabilities of each such plan. We have not received notification of any plan termination, and we do not currently intend to withdraw from these plans.

We currently contribute to 25 multiemployer pension plans, which vary in size and in funded status. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees, as set forth in the fund’s trust agreements. We contribute to these plans monthly based generally on the time worked by our contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements. We recognize as expense the contractually required contribution for the period and recognize as a liability any contributions due and unpaid.

In 2006, the PPA became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funded levels or that have projected funded deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funded levels over a defined period of time. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funded levels. Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2010, approximately 62% of our contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Pension Fund”) discussed below, are made to plans that are in “critical status” (or in the red zone) and approximately 12% of our contributions are made to plans that are in “endangered status” (or in the yellow zone) as defined by the PPA.

Approximately one half of our multiemployer pension contributions are made to the Central States Pension Fund. The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in critical status in accordance with the PPA. Our current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remained in critical status with a funded percentage of 63.4%. In accordance with PPA requirements, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010, which implements additional measures to improve the plan’s funded level, including establishing a minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. The updated rehabilitation plan also effectively caps the required pension contribution rates at the current levels for the rate class applicable to the National Master Freight Agreement (the “NMFA”); however, any changes to scheduled contribution rate increases under the current labor agreement, which ends on March 31, 2013, would be subject to approval by the bargaining parties. Despite the changes made in its rehabilitation plan, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the Central States Pension Fund.

In 2005, the U.S. Internal Revenue Service (“IRS”) granted an extension of the period of time over which the Central States Pension Fund amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the fund. Due, in part, to the decline in asset values associated with the investment losses in the financial markets during 2008, the funded level of the Central States Pension Fund dropped below the targeted funding ratio set forth as a condition of the ten-year amortization extension beginning with the January 1, 2009 actuarial valuation. However, the amortization extension granted by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. Based on information currently available to us, the Central States Pension Fund has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event that the IRS revokes the extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for our share of the resulting funded deficiency, the extent of which is currently unknown to us.

Other multiemployer pension plans in which we participate have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funded status as required by the PPA. We believe that the contribution rates under our collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which we participate. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional contribution requirements in the form of a surcharge of an additional 5% to 10%. However, under our current collective bargaining agreement, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase our overall contribution obligation.

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

As previously mentioned, the highly competitive industry in which we operate could impact the viability of contributing employers. In 2009, certain contributing competitors of ABF were granted concessions from the IBT which allowed for the suspension of multiemployer pension plan contributions for the eighteen-month period ending December 31, 2010. In 2010, this suspension was extended until June 1, 2011, at which time pension contributions resumed at a significantly lower rate. The reduction of contributions by member employers, the impact of market risk on plan assets and liabilities and the effect of any one or combination of the aforementioned business risks, which are outside our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities and our future contribution requirements.

We have significant ongoing capital requirements that could affect profitability and growth if we are unable to generate sufficient cash from operations or properly forecast capital needs to correspond with business volumes.

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited, we could have to utilize our existing financing arrangements to a greater extent or enter into additional leasing or financing arrangements, or our revenue equipment may have to be held for longer periods, which would result in increased maintenance costs. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. If these situations occurred, there could be an adverse effect on our operations and profitability.

Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect our earnings and cash flows.

Manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine design requirements mandated by the EPA intended to reduce emissions. The latest EPA engine design requirements became effective for engines built beginning January 1, 2010. A number of states have mandated, and states may continue to mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets that operate in interstate commerce. Further equipment price increases may result from these federal and state requirements. In addition, greenhouse gas emissions regulations are likely to impact equipment design and cost. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations decreases, we could incur impairment losses and our cash flows could be adversely affected.

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

ITEM 1A.    RISK FACTORS – continued

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may also reduce their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment as economic conditions change. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Ongoing claims expenses could have a material adverse effect on our operating results.

Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $1.0 million for each cargo loss and generally $1.0 million for each third-party casualty loss. Our self-insurance retention levels for medical benefits are $225,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. Significant increases in health care costs related to medical inflation, current and future federal and state regulation and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In addition, if we lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

We are required by certain states in which we are self-insured to provide letters of credit as collateral for workers’ compensation and third-party casualty claims liabilities, and we have a program in place with an insurance carrier for the issuance of surety bonds in support of our self-insurance program. We have agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit that require cash or short-term investments to be pledged as collateral for the outstanding letters of credit. Our surety bonds are also collateralized by restricted short-term investments in certificates of deposit. Estimates made by the states and the insurance carrier of our future exposure for our self-insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self-insurance program, which could increase the amount of our cash equivalents and short-term investments restricted for use and unavailable for operational or capital requirements.

We utilize third-party service providers in the operation of our non-asset-based segments. Claims may be asserted against us for accidents involving these third parties or for our actions in retaining their services. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition.

Increased insurance premium costs could have an adverse effect on our operating results.

Our recent insurance renewals did not result in significant changes in premiums; however, insurance carriers may increase premiums for many companies, including transportation companies, in the coming years. We could also experience additional increases in our insurance premiums in the future if our claims experience worsens. If our insurance or claims expenses increases and we are unable to offset the increase with higher freight rates, our earnings could be adversely affected.

We operate in a highly regulated industry, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as authorization to engage in motor carrier freight transportation operations, operations of non-vessel-operating common carriers, safety, contract compliance, insurance requirements, tariff and trade policies, taxation and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

ITEM 1A.    RISK FACTORS – continued

The DOT rules regulating driving time for commercial truck drivers have had a minimal impact upon our operations. The FMCSA issued revised hours of service rules in December 2011 which have an effective date of February 27, 2012 and a July 1, 2013 compliance date for selected provisions. Implementation of the new hours of service rules is not expected to have an impact on our operations; however, future changes in these rules could materially and adversely affect our operating efficiency and increase costs.

Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers and driver and/or business suspension for noncompliance. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours of service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. CSA scores are available to the general public. Shippers may be influenced by these scores in selecting a carrier to haul their freight and, although ABF is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties or a downgrade of our safety rating. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

Increases in license and registration fees, bonding requirements or taxes, including federal fuel taxes, or the implementation of new forms of operating taxes on the industry could also have an adverse effect on our operating results.

Our non-asset-based segments utilize third-party service providers who are subject to similar regulation requirements as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, there could be a material adverse effect on the operating results and business growth of our non-asset-based segments.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also store fuel in underground and aboveground tanks at some facilities. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage and hazardous waste disposal. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal climate change legislation is possible in the future. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on us that may adversely impact our results of operations. We may also be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

ITEM 1A.    RISK FACTORS – continued

The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.

Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. Engine manufacturers have made adjustments to the operating software since the introduction of these engines that have resulted in slightly improved fuel economy; however, the maintenance costs have proven to be markedly higher in comparison to the pre-2007 EPA engines. Although we anticipate additional improvement in fuel economy as a result of the technologies to be implemented for compliance with the more stringent EPA requirements that became effective for engines built beginning January 1, 2010, our costs to acquire and maintain compliant equipment could increase substantially. If we are unable to offset resulting increases in equipment costs with higher freight rates and fuel economy savings, our results of operations could be adversely affected.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects to our business.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, competitive matters, personal injury, property damage, safety and contract compliance, environmental liability and other matters. We are subject to risk and uncertainties related to liabilities which may result from the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour and discrimination claims, and any other legal proceedings. Some or all of our expenditures to defend, settle or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position and results of operations. Our business reputation and our relationship with our employees may also be adversely impacted by our involvement in legal proceedings.

Our accounts receivable securitization facility contains financial and other restrictive covenants with which we may be unable to comply. In the event that we borrow against the facility, a default could cause a material adverse effect on our liquidity, financial condition and operations.

Our accounts receivable securitization facility contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a measure of consolidated tangible net worth and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. If we default under the terms of the facility, our borrowing capacity may be limited or the facility could be terminated. If we have borrowings against the facility and fail to comply with the covenants of the facility, our debt could be deemed to be immediately due and payable or the facility could be terminated. A default under our accounts receivable securitization facility could have a material adverse effect on our liquidity and, if borrowed against at the time of default, our financial condition.

Our initiatives to grow our principal business operations and our emerging lines of business may take longer than anticipated or may not be successful.

Maintaining and developing service offerings requires ongoing investment in personnel and infrastructure. Depending upon the timing and level of revenues generated from our service initiatives, the related results of operations and cash flows we anticipate from these initiatives and additional service offerings may not be achieved.

We also face challenges and risks in executing our growth initiatives in our emerging lines of business. We may not be able to hire and train the appropriate personnel to manage and grow these services or we may lose personnel who could take proprietary information about our business to our competitors. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors, and we may not be able to successfully gain market share which could have an adverse effect on our operating results and financial position.

If we are unable to maintain the ABF brand and our corporate reputation, our business may suffer.

ABF is recognized as an industry leader for its commitment to quality, customer service, safety and technology. Our business depends in part on our ability to maintain the image of the ABF brand. Service, performance and safety issues, whether

ITEM 1A.    RISK FACTORS – continued

actual or perceived, could adversely impact our customers’ image of ABF and result in the loss of business. Adverse publicity regarding labor relations, legal matters, environmental concerns and similar matters, which are connected to ABF, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships as well as hinder the growth of our emerging lines of business. Damage to our reputation and loss of brand equity could reduce demand for ABF’s services and thus have an adverse effect on our business, results of operations and financial position, as well as require additional resources to rebuild our reputation and restore the value of our brand.

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

Our information technology systems are subject to cybersecurity risks, some of which are beyond our control, that could have a material adverse effect on our business, results of operations and financial position.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer transaction data, employee records and key financial and operational results and statistics. Portions of our business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on our operating results. Certain of our software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of damage created by natural disasters, power loss, telecommunications failures, cybersecurity attacks and similar events in every potential circumstance that may arise.

We have experienced incidents involving attempted denial of service, malware attacks and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to our business. To date, the systems we have employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investment in technologies and processes to mitigate these risks. Our business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation and/or cause the company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

ITEM 1A.    RISK FACTORS – continued

Our business could be harmed by antiterrorism measures.

As a result of terrorist attacks on the United States, federal, state and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. There can be no assurance that new antiterrorism measures will not be implemented and that such new measures will not have a material adverse effect on our business, results of operations or financial condition.

Our results of operations can be impacted by seasonal fluctuations or adverse weather conditions.

We can be impacted by seasonal fluctuations which affect tonnage and shipment levels. Freight shipments, operating costs and earnings can also be adversely affected by inclement weather conditions. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and level of services provided by our non-asset-based segments and, consequently, our operating results.

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

The market value of our Common Stock may fluctuate and could be substantially affected by various factors.

The price of our Common Stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our Common Stock will continue to fluctuate and the fluctuations may be unrelated to our financial performance. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•                  Actual or anticipated variations in our earnings, financial or operating performance or liquidity, or those of other companies in our industry;

•                  Changes in recommendations or projections of research analysts who follow our stock or the stock of other companies in our industry;

•                  Failure to meet the earnings projections of research analysts who follow our stock;

•                  Changes in general economic and capital market conditions, including general market price declines or market volatility;

•                  Reactions to our regulatory filings and announcements related to our business;

•                  Operating and stock performance of other companies in our industry;

•                  Actions by government regulators;

•                  Litigation involving our company, our general industry or both;

•                  News reports or trends, concerns and other issues related to us or our industry, including changes in regulations; and

•                  Other factors described in this “Risk Factors” section.

Our results of operations and financial condition could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains approximately 189,000 square feet.

As of December 31, 2011, ABF operated out of 275 terminal facilities, 10 of which also serve as distribution centers. The Company owns 122 of these facilities and leases the remainder from nonaffiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,200
Winston-Salem, North Carolina	150	174,600
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Other significant properties owned include the offices for Albert Companies, Inc. located in Wichita Falls, Texas, which contain approximately 71,000 square feet, and the offices for FleetNet America, Inc. located in Cherryville, North Carolina, which contain approximately 38,900 square feet.

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements.

ITEM 3.       LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note O to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The Common Stock of Arkansas Best Corporation (the “Company”) trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABFS.” The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend

2010
First quarter	$ 30.94	$ 21.39	$ 0.03
Second quarter	33.52	19.78	0.03
Third quarter	25.40	18.84	0.03
Fourth quarter	29.08	23.26	0.03

2011
First quarter	$ 28.53	$ 23.15	$ 0.03
Second quarter	26.42	21.26	0.03
Third quarter	27.44	16.09	0.03
Fourth quarter	21.89	14.22	0.03

At February 17, 2012, there were 25,448,815 shares of the Company’s Common Stock outstanding, which were held by 306 stockholders of record.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, financial condition and other factors. There are no material contractual restrictions on our ability to declare dividends. In response to the prolonged freight recession, the Board of Directors of the Company reduced the quarterly dividend beginning in the first quarter of 2010 to $0.03 per share. On January 25, 2012, the Board of Directors declared a quarterly dividend of $0.03 per share to stockholders of record on February 8, 2012.

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

As of December 31, 2011, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

ITEM 6.      SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2011. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2011	2010	2009(1)	2008	2007
	($ thousands, except per share data)
Statement of Income Data:
Operating revenues	$1,907,609	$1,657,864	$1,472,901	$1,833,052	$1,836,878
Operating income (loss)	9,759	(54,545)	(168,706)	48,524	84,844
Income (loss) from continuing operations before income taxes	9,493	(53,797)	(165,518)	49,910	90,791
Provision (benefit) for income taxes	3,160	(21,376)	(37,996)	20,742	33,966
Income (loss) from continuing operations attributable to Arkansas Best Corporation(2)	6,159	(32,693)	(127,889)	29,168	56,825
Income (loss) from continuing operations per common share, diluted(2)	0.23	(1.30)	(5.12)	1.14	2.23
Cash dividends declared per common share(3)	0.12	0.12	0.60	0.60	0.60
Balance Sheet Data:
Total assets	916,220	860,951	869,546	972,298	983,349
Current portion of long-term debt	24,262	14,001	3,603	159	171
Long-term debt (including capital leases and notes payable, excluding current portion)	46,750	42,657	13,373	1,457	1,400
Other Data:
Net capital expenditures, including assets acquired through capital leases and notes payable(4)	76,575	41,886	43,676	41,996	86,102
Depreciation and amortization	73,742	71,565	75,226	76,872	77,318

___________________

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

(2)          Income (loss) from continuing operations excludes a noncontrolling interest in net income of a subsidiary of $0.2 million, $0.3 million and $0.4 million in 2011, 2010 and 2009, respectively.

(3)          In January 2010, the Company’s Board of Directors reduced the quarterly cash dividend to $0.03 per share.

(4)          Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the “Company”) is a freight transportation services and solutions provider with four reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in freight transportation (collectively “ABF”). The Company’s other reportable operating segments are primarily non-asset-based businesses utilizing the services of third-party providers and are referred to as: Truck Brokerage and Management, Emergency and Preventative Maintenance, and Special Services Logistics.

Organization of Information

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” of Part I and “Risk Factors” of Part I, Item 1A of this Annual Report on Form 10-K. MD&A is comprised of three major sections:

•                  Results of Operations includes:

–	an overview of consolidated results with 2011 compared to 2010 and 2010 compared to 2009;
–

a financial summary and analysis of the Freight Transportation segment results of 2011 compared to 2010 and 2010 compared to 2009, including a discussion of key actions and events that impacted the results; and

–

a financial summary of the Company’s non-asset-based reportable operating segments, including the key measurements that impacted the 2011 results compared to 2010 and the 2010 results compared to 2009.

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

Other matters discussed within MD&A include Environmental and Legal Matters, Information Technology and Cybersecurity, Seasonality, Effects of Inflation and the Economic Environment.

The key indicators necessary to understand the Company’s operating results include:

•                  For the Freight Transportation segment:

–	the overall customer demand for ABF’s freight transportation services;
–	the volume of transportation services provided by ABF, primarily measured by average daily shipment weight (“tonnage”);
–	the prices ABF obtains for its services, primarily measured by yield (“revenue per hundredweight”); and
–	ABF’s ability to manage its cost structure as measured on an overall basis by the percent of operating expenses to revenue levels (“operating ratio”).

•                  For the non-asset-based reportable segments, primarily customer demand for logistics services and the economic influence on the number of shipments or events used to measure changes in business levels.

RESULTS OF OPERATIONS

Consolidated Results

Consolidated revenues increased 15.1% for 2011 compared to 2010, preceded by a 12.6% increase in 2010 revenues compared to 2009. The year-over-year changes in consolidated revenues are primarily attributable to changes in the tonnage and revenue per hundredweight measures of the Freight Transportation segment, which were impacted by economic conditions, pricing actions and other industry factors. Consolidated revenue growth was also impacted by higher shipments and service events reported by the Company’s non-asset-based operating segments, as further discussed in the Non-Asset-Based Segments section of Results of Operations.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Consolidated operating income improved $64.3 million in 2011 compared to 2010. Consolidated operating loss decreased $114.2 million in 2010 compared to 2009. The 2009 operating loss included a goodwill impairment charge of $64.0 million (nondeductible for tax purposes), or $2.55 per share. Consolidated operating income was $9.8 million in 2011, compared to operating losses of $54.5 million in 2010 and $104.7 million in 2009, excluding the goodwill impairment. Consolidated net income was $0.23 per share in 2011 compared to net losses of $1.30 per share in 2010 and $2.57 per share, excluding goodwill impairment, in 2009. The changes in consolidated operating results and per share amounts for 2011, 2010 and 2009 primarily reflect the operations of the Freight Transportation segment. Freight Transportation’s operating results improved $63.3 million in 2011 from 2010 following a $46.6 million improvement in 2010 compared to 2009 (excluding the goodwill impairment charge), as discussed in the Freight Transportation Segment sections of Results of Operations.

	Year Ended December 31
	2011	2010	2009(1)
	($ thousands, except per share data)
OPERATING REVENUES
Freight Transportation	$1,730,773	$1,514,108	$1,371,055
Truck Brokerage and Management	25,429	19,241	13,363
Emergency and Preventative Maintenance	92,554	74,927	59,568
Special Services Logistics	85,611	63,733	30,525
Other and eliminations	(26,758)	(14,145)	(1,610)
Total consolidated operating revenues	$1,907,609	$1,657,864	$1,472,901

OPERATING INCOME (LOSS)
Freight Transportation(2)	$3,609	$(59,740)	$(170,301)
Truck Brokerage and Management(2)	1,890	1,373	1,836
Emergency and Preventative Maintenance	2,982	2,719	900
Special Services Logistics	2,718	1,719	2,278
Other and eliminations	(1,440)	(616)	(3,419)
Total consolidated operating income (loss)	$9,759	$(54,545)	$(168,706)

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$6,159	$(32,693)	$(127,889)

DILUTED EARNINGS (LOSS) PER SHARE	$0.23	$(1.30)	$(5.12)

(1)    The year ended December 31, 2009 includes a $64.0 million, or $2.55 per share, goodwill impairment charge (nondeductible for tax purposes). See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)    The measurement of operating income for the Truck Brokerage and Management operating segment was changed in 2010 to include certain intercompany cost allocations. While it is impracticable to recalculate the cost allocations for all prior year periods, management estimated such amounts to be approximately $0.2 million in 2010 and $0.5 million in 2009. If the segment information was presented on a comparable basis for all periods, Truck Brokerage and Management operating expenses and costs would increase by $0.2 million in 2010 and $0.5 million in 2009 with corresponding decreases in operating income for those years, and Freight Transportation operating expenses and costs would decrease by the same amounts with corresponding increases in operating income for those years.

Reportable Operating Segments

For the year ended December 31, 2011, the Company met the requirements for separate disclosure of certain operating segments in accordance with generally accepted accounting principles. Certain reclassifications have been made to financial and operational results presented in prior years’ MD&A to conform to the current year’s presentation of reportable operating segments. The Company’s reportable operating segments (see Note M to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are as follows:

•      Freight Transportation represents the operations of ABF.

•      Non-Asset-Based Reportable Segments:

–             Truck Brokerage and Management includes the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The results of Truck Brokerage and Management were managed through ABF and included in the ABF operating segment disclosures in prior years.

–               Emergency and Preventative Maintenance represents FleetNet America, Inc., the subsidiary of the Company which provides roadside assistance and equipment services for commercial vehicles. The

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Emergency and Preventative Maintenance results were previously included in the Company’s operations other than ABF.

–      Special Services Logistics includes Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries which provide transportation, warehousing and delivery services to the consumer, corporate and military household goods moving markets. The results of operations of these subsidiaries were previously reported in the Company’s operations other than ABF.

On a combined basis, revenues of the non-asset-based business segments increased 28.9% and operating income increased 30.6% during 2011 compared to 2010, preceded by revenue and operating income increases of 52.6% and 16.0%, respectively, during 2010 compared to 2009. The Special Services Logistics segment was established in the second quarter of 2009, as further discussed in the Non-Asset-Based Segments section of Results of Operations, which influenced the comparisons from 2009 to 2010. The emerging lines of business represented by the non-asset-based segments provide a complementary set of transportation and maintenance solutions to Freight Transportation, the Company’s principal reportable operating segment. The operating results of the non-asset-based segments are discussed following the Freight Transportation Segment sections within Results of Operations.

Freight Transportation Segment: ABF Overview

ABF represented approximately 90% of the Company’s consolidated revenues for the years ended December 31, 2011 and 2010 and 93% of consolidated revenues for the year ended December 31, 2009. ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. On an ongoing basis, ABF’s ability to operate profitably and generate cash is impacted by tonnage, which influences operating leverage as tonnage levels vary; the pricing environment; customer account mix; and the ability to manage costs effectively, primarily in the area of salaries, wages and benefits (“labor”). The ABF key performance factors and operating results are discussed in the following paragraphs.

During the year ended December 31, 2011, ABF’s revenues increased 14.3% on a per-day basis compared to 2010. ABF’s 2010 revenues increased 10.2% on a per-day basis compared to 2009 revenues. These revenue improvements reflect increases in tonnage levels and, for the 2011 to 2010 comparison, a 10.0% increase in total billed revenue per hundredweight, including fuel surcharges. ABF’s 2011 operating ratio improved to 99.8% from 103.9% in 2010, which improved from 112.4%, or 107.7% excluding the goodwill impairment charge in 2009. The improvement in ABF’s operating results reflect the benefit of operating leverage and improved pricing which are more fully discussed below in ABF Results within this Freight Transportation Segment section.

Tonnage

ABF’s tonnage levels improved 4.0% on a per-day basis in 2011 compared to 2010, primarily due to an improved freight environment during the first half of 2011 and an increase in business generated from additional customers. The 2011 tonnage per day improvement was preceded by an increase of 10.1% in 2010 over 2009 and a decrease of 15.1% in 2009 versus 2008. ABF experienced quarterly increases in year-over-year tonnage from first quarter 2010 through second quarter 2011. However, tonnage per day decreased 2.9% and 7.6% for the third and fourth quarters of 2011, respectively, compared to the same periods in 2010. The year-over-year third and fourth quarter 2011 comparisons were impacted by the effect of moderating general economic conditions, the influence of ABF’s recent initiatives to improve account profitability, which led to the increases in total billed revenue per hundredweight, and the significant tonnage growth experienced in the second half of 2010. Quarter-to-date through mid-February 2012, average daily total tonnage for ABF decreased approximately 6% to 7% compared to the same period last year, which was impacted by severe weather conditions. However, because of an increase in billed revenue per hundredweight, including fuel surcharges, ABF’s revenues through mid-February were approximately 2% to 3% above the same prior year period. The challenging prior year tonnage comparisons will continue through each of the first four months of 2012 because ABF experienced year-over-year double-digit tonnage improvements through April 2011. Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will maintain or achieve improvements in its current operating results.

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

In 2011, ABF managed 4.7 million customer shipments requiring evaluation of numerous pricing arrangements that are impacted by various freight profile factors as mentioned above. Approximately 45% of ABF’s business is subject to a base LTL tariff, which is affected by general rate increases, combined with individually negotiated discounts. Rates on the other 55% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated contracts. The remaining individually negotiated pricing arrangements are priced in the market considering their unique freight profile and based on value provided by ABF to the customer.

Effective July 25, 2011 and October 1, 2010, ABF implemented nominal general rate increases on its LTL base rate tariff of 6.9% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. These general rate increases were in line with increases announced by other LTL carriers. For 2011, prices on accounts subject to annually negotiated contracts increased an average of approximately 6.0%.

Total billed revenue per hundredweight increased 10.0% during 2011 compared to 2010. Fuel surcharge and freight profile factors have a significant impact on the revenue per hundredweight measure. The impact of freight profile changes and the fuel surcharge on reported billed revenue per hundredweight are further discussed in ABF Results within this Freight Transportation Segment section. Excluding changes in freight profile and fuel surcharges, average 2011 pricing on ABF’s traditional LTL business was above the 2010 average with the percentage increase in the low- to mid-single digits. This increase reflects improvements achieved in the last three quarters of 2011, as first quarter 2011 traditional LTL pricing was slightly negative versus the prior year first quarter. Fourth quarter 2011 total billed revenue per hundredweight increased 12.8% compared to fourth quarter 2010. Excluding changes in freight profile and fuel surcharges, average fourth quarter 2011 pricing on ABF’s traditional LTL business increased year-over-year and on a sequential quarter basis, with percentage increases in the mid-single digits above the fourth quarter 2010 average and a slight increase above the third quarter 2011 average. The pricing improvement in the second half of 2011 was influenced by substantial retention of the July 2011 and October 2010 general rate increases and improvements in contractual and deferred pricing agreements. ABF continues its efforts to increase pricing on underperforming accounts and to adjust inadequate fuel surcharge programs, including transitioning certain nonstandard arrangements to base LTL freight rates. Management believes these efforts contributed to ABF’s improved operating results in 2011. Although there can be no assurances, management believes that pricing levels through the first quarter of 2012 may continue to improve over the same prior year period when the price improvement programs were enacted, reflecting continued customer acceptance of ABF’s July 2011 rate increase and other industry conditions. However, a competitive pricing environment could limit ABF’s ability to secure adequate increases in base LTL freight rates and could continue to limit the amount of fuel surcharge revenue recovered.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Fuel prices have fluctuated significantly in recent years. The weekly retail on-highway diesel price per gallon, including taxes, published by the U.S. Department of Energy decreased from a high of $4.76 in July 2008 to a low of $2.02 in March 2009 and subsequently increased in 2010 and 2011, with a December 2011 average price of $3.86. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

Throughout 2011, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, as previously mentioned in the Pricing section of the ABF Overview, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above maximum levels recovered through the fuel surcharge mechanism on certain accounts. As a result, fuel surcharge caps and nonstandard fuel surcharge arrangements that became effective during the recent competitive recessionary period had a greater impact on ABF’s operating results for 2011 than in past periods of significant fuel price increases. ABF’s initiatives, including the transition of certain nonstandard arrangements to base LTL freight rates, should continue to lessen the effect of inadequate fuel surcharges.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in Freight Transportation operating expenses and costs as salaries, wages and benefits, amounted to 61.3%, 66.3% and 70.7% of ABF’s revenues for 2011, 2010 and 2009, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (“IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to wage rate cost-of-living adjustments, as further discussed in ABF Results within this Freight Transportation Segment section. Contractual wage rates under the NMFA are scheduled to increase by an average of 1.9% primarily on April 1, 2012, and contractual health, welfare and pension benefit rates are scheduled to increase by an average of 6.3% primarily on August 1, 2012. The total ABF increase in health, welfare and pension benefit costs on August 1, 2012 could be lower if the Central States, Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”) requests no increase in the contribution rate, which would be consistent with the rate requested effective August 1, 2011. Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States Pension Fund.

ABF operates in a highly competitive industry which consists predominantly of nonunion freight transportation motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. In addition, wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan to which the Company contributes indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. During recent

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share, which further limited ABF’s ability to maintain or increase base freight rates to sufficient levels in recent years. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results.

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. Although the outcome of the continued legal proceedings cannot be predicted at this time, ABF Freight System, Inc. will continue to pursue the legal actions and damages which management believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the less-than-truckload industry.

Freight Transportation Segment: ABF Results - 2011 Compared to 2010

The Freight Transportation segment represents the operations of ABF. The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Year Ended December 31
	2011	2010
ABF Operating Expenses and Costs

Salaries, wages and benefits	61.3%	66.3%
Fuel, supplies and expenses	19.3	17.3
Operating taxes and licenses	2.6	2.9
Insurance	1.4	1.2
Communications and utilities	0.9	1.0
Depreciation and amortization	4.1	4.5
Rents and purchased transportation	9.8	10.2
Pension settlement expense	0.1	–
Gain on sale of property and equipment	(0.1)	(0.1)
Other	0.4	0.6
	99.8%	103.9%

ABF Operating Income (Loss)	0.2%	(3.9)%

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2011(1)	2010(1)	% Change

Workdays	252.0	252.0

Billed revenue(2) per hundredweight, including fuel surcharges	$26.86	$24.41	10.0%

Pounds	6,396,583,751	6,148,569,026	4.0%

Pounds per day	25,383,269	24,399,083	4.0%

Shipments per DSY(3) hour	0.482	0.480	0.4%

Pounds per DSY(3) hour	649.63	653.61	(0.6)%

Pounds per shipment	1,348	1,363	(1.1)%

Pounds per mile	19.56	19.36	1.0%

____________________________________

(1)	Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.
(2)	Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.
(3)	Dock, street and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenue for the year ended December 31, 2011 was $1,730.8 million, compared to $1,514.1 million reported in 2010, for an increase of 14.3% on a per-day basis. The increase in ABF’s revenue per day for 2011 compared to 2010 was due to a 10.0% increase in total billed revenue per hundredweight, including fuel surcharges, and a 4.0% increase in tonnage per day.

The year-over-year increase in total billed revenue per hundredweight was impacted by the general rate increases implemented on July 25, 2011 and October 1, 2010, as well as pricing initiatives taken during 2011 and changes in freight profile, including rated class, pounds per shipment, freight density and customer and geographic mix. The increase in total billed revenue per hundredweight also reflects higher fuel surcharge revenue, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced a low- to mid-single digit percentage increase in 2011 compared to 2010. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF’s tonnage increase in 2011 compared to 2010 was primarily attributable to an improved freight environment during the first half of 2011, combined with business from new customers, as previously discussed in the ABF Overview within the Freight Transportation Segment section of Results of Operations. The tonnage improvement for 2011 also reflects an increase in the number of shipments. ABF experienced quarterly year-over-year tonnage increases on a per day basis of 20.1% and 9.6% in the first and second quarters of 2011, respectively, but tonnage declines on a per day basis of 2.9% and 7.6% in the third and fourth quarters of 2011, respectively, versus the same prior year periods. The mid-year shift in tonnage trends reflects the effect of moderating general economic conditions and the influence of ABF’s initiatives to improve account profitability.

ABF Operating Income or Loss

ABF generated operating income of $3.6 million in 2011 compared to an operating loss of $59.7 million in 2010. ABF’s 2011 operating ratio improved to 99.8% from 103.9% in 2010. These operating results were impacted by supplemental pension settlement expense of $1.1 million, or 0.1% as a percentage of revenue, in 2011 and $0.1 million in 2010. The improvement in ABF’s operating ratio for 2011 resulted primarily from the increase in revenue, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. Despite the improved freight environment in 2011 as compared to 2010, the recessionary economic conditions that began in

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

2007 and worsened in 2008 and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. Although ABF experienced improvements in pricing in 2011, as discussed in the ABF Overview within the Freight Transportation Segment section of Results of Operations, ABF’s ability to improve its operating ratio is dependent on obtaining a competitive cost structure (as discussed in Labor Costs of the ABF Overview) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages and benefits, amounted to 61.3% and 66.3% of ABF’s revenue for 2011 and 2010, respectively. The 5.0% decrease from 2010 to 2011 primarily reflects that portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in salaries, wages and benefits expense as a percent of revenue was also influenced by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the 2011 operating ratio by 0.5% compared to 2010. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion defined benefit pension expense in 2011 versus 2010. Despite the decrease in expense as a percentage of revenue, salaries, wages and benefits costs increased $56.9 million for the year ended December 31, 2011 compared to 2010, influenced by the higher tonnage levels. The expense increase reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective primarily on April 1, 2011 and 2010 averaged 1.7% and 1.9%, respectively. The health, welfare and pension benefit rate for contractual employees increased an average of 3.8% and 7.0% effective primarily on August 1, 2011 and 2010, respectively. The lower percentage increase on August 1, 2011 compared to the prior year reflects adherence to the contribution rate requested by the Central States Pension Fund, which is consistent with the rate in effect prior to August 1, 2011 (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States Pension Fund.

ABF uses shipments per dock, street and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, average length of haul and the degree to which rail service is used. For 2011, salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the previous table, including a 0.4% increase in shipments per DSY hour and a 1.0% increase in pounds per mile compared to 2010. However, ABF experienced a 0.6% decrease in pounds per DSY hour in 2011 from 2010, influenced by a 1.1% decrease in pounds per shipment and changes in customer account profile and mix.

Fuel, supplies and expenses as a percentage of revenue increased 2.0% in 2011 compared to 2010. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 35.7% in 2011 compared to 2010.

Operating taxes and licenses decreased 0.3% as a percentage of revenue for 2011 compared to 2010, as portions of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Insurance costs increased 0.2% as a percentage of revenue in 2011 compared to 2010, primarily reflecting an increase in the severity of third-party casualty claims. In 2011, third-party casualty expense as a percent of revenue was slightly higher than ABF’s ten-year historical average.

Depreciation and amortization as a percentage of revenue decreased 0.4% compared to 2010. Depreciation and amortization charges are generally fixed in nature when maintaining customer service levels and decrease as a percentage of revenue with increases in revenue levels including fuel surcharges. The decrease in depreciation and amortization costs as a percentage of revenue was partially offset by the effect of higher unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue decreased by 0.4% in 2011 compared to 2010, primarily reflecting a slight decrease in rail utilization as a percent of total line miles from 14.7% of total miles in 2010 to 14.3% in

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

2011. The decrease in rents and purchased transportation costs was also impacted by lower volumes experienced by ABF’s import business.

Freight Transportation Segment: ABF Results - 2010 Compared to 2009

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Year Ended December 31
	2010	2009
ABF Operating Expenses and Costs

Salaries, wages and benefits	66.3%	70.7%
Fuel, supplies and expenses	17.3	16.2
Operating taxes and licenses	2.9	3.1
Insurance	1.2	1.5
Communications and utilities	1.0	1.0
Depreciation and amortization	4.5	5.3
Rents and purchased transportation	10.2	9.2
Pension settlement expense	–	0.3
Gain on sale of property and equipment	(0.1)	(0.1)
Goodwill impairment charge	–	4.7
Other	0.6	0.5
	103.9%	112.4%

ABF Operating Loss	(3.9)%	(12.4)%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2010(1)	2009(1)	% Change

Workdays	252.0	251.5

Billed revenue(2) per hundredweight, including fuel surcharges	$24.41	$24.49	(0.3)%

Pounds	6,148,569,026	5,570,944,881	10.4%

Pounds per day	24,399,083	22,150,874	10.1%

Shipments per DSY(3) hour	0.480	0.484	(0.8)%

Pounds per DSY(3) hour	653.61	615.00	6.3%

Pounds per shipment	1,363	1,269	7.4%

Pounds per mile	19.36	18.75	3.3%

(1)          Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.

(2)          Billed revenue does not consider the revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(3)          Dock, street and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenue for the year ended December 31, 2010 was $1,514.1 million, compared to $1,371.1 million reported in 2009, for an increase of 10.2% on a per-day basis. The increase in ABF’s revenue per day for 2010 compared to 2009 was primarily impacted by an increase in tonnage of 10.1% per day and higher fuel surcharge revenues, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index.

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

Effective October 1, 2010 and January 11, 2010, ABF implemented general rate increases to cover known and expected cost increases. Nominally, the increases were 5.90% and 5.70%, respectively, although the amounts vary by lane and shipment characteristics. The October 2010 and January 2010 general rate increases affected approximately 45% of ABF’s business, while rate increases on the remaining business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year.

Reflecting the very competitive pricing environment, total billed revenue per hundredweight decreased 0.3% for the year ended December 31, 2010 compared to 2009, despite the general rate increases implemented on October 1, 2010 and January 11, 2010 and year-over-year increases in fuel surcharge levels. The decrease in billed revenue per hundredweight was also impacted by changes in freight profile, including pounds per shipment, freight density and customer and geographic mix. In 2010, total pounds per shipment increased 7.4% and ABF experienced a higher proportion of truckload-rated shipments. These freight profile changes have the effect of reducing the nominal revenue per hundredweight measure without a commensurate impact on effective pricing or shipment profitability. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced low single-digit percentage declines in 2010 compared to 2009.

ABF Operating Loss

ABF generated an operating loss of $59.7 million in 2010 versus the 2009 operating loss of $170.3 million. ABF’s 2010 operating ratio improved to 103.9% from 112.4% in 2009. ABF’s operating results were impacted by supplemental pension settlement expense of $0.1 million and $4.6 million in 2010 and 2009, respectively, and a goodwill impairment charge of $64.0 million in 2009. These charges increased ABF’s operating ratio by 5.0% in 2009. The improvement in ABF’s operating ratio for 2010 was also influenced by the tonnage-driven increase in revenue, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. In addition, ABF’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Salaries, wages and benefits expense increased $34.4 million for the year ended December 31, 2010 compared to 2009 reflecting the increased tonnage levels. The expense increase also reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective primarily on April 1, 2010 and 2009 averaged 1.9% and 1.8%, respectively. Health, welfare and pension benefit costs under the NMFA increased an average of 7.0% and 7.5% primarily on August 1, 2010 and 2009, respectively.

Salaries, wages and benefits expense as a percentage of revenue for the year ended December 31, 2010 decreased 4.4% compared to 2009. Portions of salaries, wages and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in salaries, wages and benefits expense as a percent of revenue was also influenced by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the 2010 operating ratio by 1.0% compared to 2009. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion pension and supplemental pension costs and suspension of the Company’s contributions to its nonunion 401(k) plan.

For 2010, salaries, wages and benefits expense was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the previous table, including a 6.3% increase in pounds per DSY hour and a 3.3% increase in pounds per mile compared to 2009. However, these improved productivity measures were also favorably influenced by higher utilization of rail service and the effect of increases in pounds per shipment, reflecting changes in customer account profile and mix during 2010 compared to 2009.

Fuel, supplies and expenses as a percentage of revenue increased 1.1% in 2010 compared to 2009. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 28.5% in 2010 compared to 2009.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Operating taxes and licenses decreased 0.2% as a percentage of revenue for 2010 compared to 2009, as portions of these costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Insurance costs decreased 0.3% as a percentage of revenue in 2010 compared to 2009, primarily reflecting a decrease in severity of third-party casualty claims and lower cargo claims as a result of continued focus on careful cargo handling. In 2010, third-party casualty expense as a percent of revenue was in line with ABF’s ten-year historical average.

Depreciation and amortization as a percentage of revenue decreased 0.8% compared to 2009. The decrease in depreciation and amortization charges in 2010 reflects a delay in the timing of replacing older, fully depreciated tractors with new tractors. This delay in equipment replacement was influenced by reduced mileage on certain tractors during the recessionary business environment in recent years. The decrease in depreciation and amortization costs as a percentage of revenue was partially offset by the effect of higher unit costs of equipment purchased in recent years.

Rents and purchased transportation as a percentage of revenue increased by 1.0% in 2010 compared to 2009, primarily reflecting an increase in rail utilization from 12.3% of total miles in 2009 to 14.7% in 2010 and higher fuel surcharges associated with rail services. The increase in rents and purchased transportation costs was also impacted by growth in ABF’s import business.

Pension settlement expense decreased 0.3% as a percentage of revenue in 2010 compared to 2009, as obligations settled from the Company’s supplemental benefit pension plan in 2010 totaled $0.5 million compared to $15.5 million related to officer retirements in 2009.

Non-Asset-Based Reportable Operating Segments

The following table provides a comparison of key operating statistics for the non-asset-based reportable operating segments, which were previously described in the Consolidated Results section within Results of Operations:

				2011 vs.	2010 vs.
	Year Ended December 31			2010	2009
	2011	2010	2009	% Change	% Change

Truck Brokerage and Management Shipments	11,885	10,147	7,636	17.1%	32.9%

Emergency and Preventative Maintenance Events	273,167	237,142	189,456	15.2%	25.2%

Special Services Logistics Shipments(1)	19,915	12,676	8,026	57.1%	57.9%

(1)          The Special Services Logistics segment was established in the second quarter of 2009.

Truck Brokerage and Management revenues increased 32.2% in 2011 compared to 2010 and 44.0% in 2010 compared to 2009. The increases in revenues are related primarily to a 17.1% increase in shipments managed during 2011 compared to 2010 and a 32.9% increase in shipments managed in 2010 versus 2009, reflecting an expanded customer base. For 2011, Truck Brokerage and Management reported operating income of $1.9 million compared to $1.4 million in 2010 and $1.8 million in 2009. The operating income improvement in 2011 over 2010 primarily reflects the impact of increased revenues. The decrease in operating income from 2009 to 2010 was partially attributable to a change in intercompany cost allocations beginning in 2010 (see Note M to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). In addition, the operating income change from 2009 to 2010 reflects incremental operating investments, including additions of personnel and technology, to support this emerging business.

Emergency and Preventative Maintenance revenues increased 23.5% in 2011 compared to 2010 and 25.8% in 2010 compared to 2009. The revenue growth was impacted by an increase in customer emergency and maintenance service events of 15.2% in 2011 and 25.2% in 2010, which were primarily generated from existing customers. Operating income increased to $3.0 million in 2011 versus $2.7 million in 2010 and $0.9 million in 2009, with the annual improvement primarily due to the event-driven revenue increase.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Revenues of the Special Services Logistics segment increased 34.3% in 2011 compared to 2010, primarily due to a 57.1% increase in total shipments managed. Revenues increased 108.8% in 2010 compared to 2009, reflecting a full year of operations in 2010 versus the last seven months of 2009 as the Special Services Logistics operating segment was established in June 2009. Special Services Logistics’ operating income increased to $2.7 million in 2011 from $1.7 million in 2010, primarily attributable to the revenue growth. Operating income in 2010 declined 24.5% from 2009 as investment in operations, primarily additional personnel costs, more than offset the revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are unrestricted cash and short-term investments, cash generated by operations and borrowing capacity under its accounts receivable securitization program and notes payable arrangement.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	December 31	December 31
	2011	2010
	($ thousands)

Cash and cash equivalents(1)	$141,295	$102,578
Short-term investments, primarily FDIC-insured certificates of deposit	33,960	39,288
Total unrestricted	175,255	141,866
Restricted(2)	52,693	51,661
Total(3)	$227,948	$193,527

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits and money market funds pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements within this section of MD&A).

(3)

Cash, variable rate demand notes and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2011 and 2010, cash, cash equivalents and certificates of deposit of $98.8 million and $92.4 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents and short-term investments increased $33.4 million from December 31, 2010 to December 31, 2011. Cash provided by operations increased $74.6 million in 2011 compared to 2010 primarily due to improved operating results of ABF. Cash provided by operating activities during 2011 included federal and state income tax payments, net of refunds, of $0.6 million, compared to net refunds of income taxes of $31.0 million during 2010. During 2011, cash provided by operations of $100.9 million was used to fund $46.2 million of capital expenditures related primarily to ABF’s operations net of proceeds from asset sales, repay $16.1 million of long-term debt related to capital leases and notes payable, acquire the outstanding 25% equity interest of a Special Services logistics subsidiary for $4.1 million, and pay dividends of $3.2 million on Common Stock. The Company financed the acquisition of $30.4 million of tractors used in ABF’s operations through capital lease and note payable arrangements during 2011.

Unrestricted cash, cash equivalents and short-term investments increased $8.7 million from December 31, 2009 to December 31, 2010. The $14.5 million increase in cash provided by operations in 2010 compared to 2009 primarily reflected improvement in freight tonnage and its related impact on ABF’s operating results. During 2010, cash provided by operations of $26.3 million included federal and state income tax refunds, net of payments, of $31.0 million. Operating cash flows for 2010 were also impacted by changes in working capital, primarily growth in accounts receivable associated with the improved business volumes, distributions to retired officers of $8.3 million under the unfunded supplemental benefit plan and a $5.0 million contribution to the nonunion defined benefit pension plan. Cash provided by operations along with $11.4 million from the issuance of long-term debt related to capital leases were used to pay $8.9 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks), pay $8.1 million of long-term debt related to capital leases, pay dividends of $3.1 million on Common Stock and fund $5.5 million of capital expenditures related primarily to ABF’s operations net of proceeds from asset sales. Revenue equipment (tractors and trailers used primarily in ABF’s operations) and other equipment totaling $36.3 million were financed through capital lease arrangements during 2010.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Cash, cash equivalents and short-term investments declined $37.0 million from December 31, 2008 to December 31, 2009. During 2009, cash, cash equivalents and short-term investments on hand combined with cash provided by operations of $11.8 million and proceeds from the issuance of long-term debt related to capital leases of $15.0 million were used primarily for the purchase of revenue equipment and other property and equipment totaling $43.1 million net of proceeds from asset sales, the payment of dividends on Common Stock of $15.5 million and the acquisition of a 75% equity interest in a Special Services logistics company for net cash consideration of $6.2 million including repayment of debt assumed in the acquisition. The $93.5 million decline in cash provided by operations during 2009 compared to 2008 primarily reflected the impact of the weak freight tonnage environment on ABF’s operating results.

Financing Arrangements: The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds for an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company also pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. The securitization agreement, as amended, contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of December 31, 2011, the Company was in compliance with the covenants. There have been no borrowings under this facility and the borrowing capacity was at the facility limit of $75.0 million as of December 31, 2011 and 2010.

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $103.1 million of availability for the issuance of letters of credit under the LC Agreements of which $50.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2011 and 2010, respectively, the Company had $46.2 million and $45.7 million of letters of credit outstanding of which $45.7 million and $45.1 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had $31.3 million available as of December 31, 2011 for the issuance of letters of credit under the committed LC Agreements subject to the Company’s compliance with the requirements of issuance.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program described in the previous paragraph. As of December 31, 2011 and 2010, surety bonds outstanding related to the self-insurance program totaled $13.8 million and $12.6 million, respectively. The outstanding bonds at December 31, 2011 were collateralized by $7.0 million of restricted short-term investments in certificates of deposit.

ABF entered into a master security agreement in June 2011 to finance the purchase of revenue equipment. The master security agreement provides for funding structured as promissory notes totaling up to $28.5 million. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. ABF has entered into 36-month promissory notes under the master security agreement to finance $22.5 million of revenue equipment, of which $20.7 million was outstanding as of December 31, 2011. In December 2011, ABF also financed revenue equipment under separate notes payable arrangements for $6.1 million, which was outstanding as of December 31, 2011.

ABF entered into capital lease agreements to finance $1.9 million of revenue equipment and $36.3 million of revenue equipment and other equipment during 2011 and 2010, respectively. In 2010 and 2009, ABF entered into capital lease agreements to finance revenue equipment of $11.4 million and $15.0 million, respectively, that was acquired in 2009. The capital lease agreements specify the monthly base rent and interest rates for the 36-month and 60-month lease terms as well as rental adjustment clauses for which the maximum amounts due to the lessor are included in the recorded capital lease obligation and the future minimum rent payments shown in the Contractual Obligations table within this section of MD&A. The present values of net minimum lease payments are recorded in long-term debt.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company will consider utilizing capital lease and promissory note arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Contractual Obligations: The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, notes payable, purchase obligations and near-term estimated benefit plan distributions as of December 31, 2011:

	Payments Due by Period
	($ thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years

Capital lease obligations, including interest(1)	$47,187	$16,703	$25,867	$3,921	$696
Notes payable(1)	27,995	9,905	18,015	75	–
Operating lease obligations(2)	45,108	11,456	15,980	9,187	8,485
Purchase obligations(3)	972	972	–	–	–
Voluntary savings plan distributions(4)	3,614	846	882	143	1,743
Postretirement health expenditures(5)	8,248	623	1,294	1,457	4,874
Deferred salary distributions(6)	9,918	1,263	2,071	1,682	4,902
Supplemental pension distributions(7)	9,403	1,126	–	1,235	7,042
Total	$152,445	$42,894	$64,109	$17,700	$27,742

(1) Capital lease obligations and notes payable relate primarily to revenue equipment, as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of December 31, 2011, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $43.3 million for terminal facilities and $1.8 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(3) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to office equipment and other items.

(4) The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of the Company and certain subsidiaries (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). As of December 31, 2011, VSP related assets totaling $3.6 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are included in the contractual obligations table above. Future distributions are subject to change for retirement, death or disability of current employees.

(5) The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits, life and accident insurance and vision care to certain officers of the Company and certain subsidiaries (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company’s projected distributions presented in the table above reflect estimated premiums related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $17.6 million as of December 31, 2011.

(6) The Company has deferred salary agreements with certain employees of the Company (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company’s projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities or early retirements of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $6.3 million as of December 31, 2011.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

(7) The Company has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers of the Company and certain subsidiaries (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.6 million as of December 31, 2011.

Based upon currently available actuarial information, the Company’s required minimum contribution to its nonunion defined benefit pension plan in 2012 is estimated to be between $12 million and $15 million. The Company will make contributions necessary to maintain a plan funding target attainment percentage of 80% as determined by measurements mandated by the U.S. Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2011, the nonunion pension plan was 66.0% funded on a projected benefit obligation basis (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ABF contributes to multiemployer health, welfare and pension plans based on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures: The following table sets forth the Company’s historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2011	2010	2009
	($ thousands)

Capital expenditures, gross including capital leases and notes payable	$83,637	$47,765	$48,589
Less financing from capital lease obligations and notes payable(1)	(30,410)	(36,343)	(545)
Capital expenditures, net of capital leases and notes payable	53,227	11,422	48,044
Less proceeds from asset sales	(7,062)	(5,879)	(4,913)
Total capital expenditures, net	$46,165	$5,543	$43,131

(1)          Capital lease proceeds presented do not include proceeds from the issuance of long-term debt of $11.4 million and $15.0 million in 2010 and 2009, respectively, associated with capital lease transactions which have been presented as financing activities in the consolidated statements of cash flows included in Part II, Item 8 of this Annual Report on Form 10-K.

The variation in the Company’s net capital expenditures for the years presented above primarily relate to changes in ABF’s capital expenditures and the use of capital leases and notes payable to finance the expenditures. The increase from 2010 to 2011 is primarily due to the purchase of more road trailers in 2011. The decrease from 2009 to 2010 primarily reflected less spending on ABF road trailers partially offset by increased spending on real estate primarily related to ABF’s terminal operations.

In 2012, net capital expenditures are estimated to be in a range of $80.0 million to $90.0 million, which consists primarily of replacement revenue equipment approximating $55.0 million. The increase in 2012 planned expenditures over 2011 spending reflects 103 more road tractors, as well as higher expected unit costs, partially offset by 1,250 fewer road trailers. The remainder of the 2012 expected capital expenditures includes estimated costs of real estate for terminal operations and other capital expenditures (including dock/yard equipment and technology). The Company has the flexibility to adjust planned 2012 capital expenditures as business levels dictate. The amount of net capital expenditures could also be impacted by the extent of capital lease and promissory note financing available and utilized.

Depreciation and amortization expense is estimated to be approximately $80.0 million to $85.0 million in 2012.

Other Liquidity Information: Cash, cash equivalents and short-term investments, including amounts restricted, totaled $227.9 million at December 31, 2011. The Company has generated $100.9 million, $26.3 million and $11.8 million of operating cash flow for the years 2011, 2010 and 2009, respectively. Management believes existing cash, cash equivalents and short-term investments, cash generated by operations, and amounts available under the accounts receivable securitization program and notes payable arrangements will be sufficient for the foreseeable future to maintain current operations and

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

finance the Company’s lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Capital leases, notes payable and other secured financing may also be used to fund capital expenditures.

Economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF receives for its services, could affect the Company’s ability to generate cash from operations as operating costs increase. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period beginning April 1, 2013 may result in a work stoppage which would have a material adverse effect on our cash generated from operations.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends are dependent upon future earnings, capital requirements, the Company’s financial condition and other factors, including net worth limitations under the Company’s securitized accounts receivable facility. On January 25, 2012, the Company’s Board of Directors declared a dividend of $0.03 per share to stockholders of record on February 8, 2012.

Financial Instruments: The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2011 or 2010.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $45.1 million under operating lease agreements primarily for terminal facilities as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Balance Sheet Changes

Long-Term Debt and Current Portion of Long-Term Debt: Long-term debt, including the current portion, increased $14.4 million from December 31, 2010 to December 31, 2011, primarily as a result of additional financing under notes payable agreements that the Company secured in 2011 related to ABF revenue equipment as further disclosed in Financing Arrangements within the Liquidity and Capital Resources section of MD&A.

Pension and Postretirement Liabilities: Pension and postretirement liabilities increased $41.2 million from December 31, 2010 to December 31, 2011. The increase is primarily due to the decline in funded status of the nonunion pension plan as a result of the combination of an increase in the projected benefit obligation (attributable to a decrease in the discount rate used to remeasure the obligation at December 31, 2011) and a decrease in pension plan assets (attributable to market losses experienced during 2011).

Income Taxes

The Company’s effective tax rate for 2011 was 33.3% and the effective tax benefit rates were 39.7% and 23.0% of pre-tax losses for 2010 and 2009, respectively. The lower effective tax benefit rate in 2009 primarily reflects the $64.0 million write-off of goodwill which was a nondeductible item. For 2011 and 2010, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, life insurance proceeds and the alternative fuel tax credit. The Company made $5.2 million of federal and state tax payments during the year ended December 31, 2011 and received refunds of $4.6 million of federal and state taxes paid in prior years primarily from loss carrybacks allowed by the IRC and certain states.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

For 2012, the effective tax rate will depend on pre-tax income or loss levels. The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors could cause the 2012 tax rate to vary significantly from the statutory rate. Specifically, losses could limit the Company’s ability to recognize tax benefits, which would result in a lower tax benefit rate. Low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses and the expiration of the alternative fuel credit on December 31, 2011.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2012 may be substantially less than tax benefits that may be recorded related to any continuing operating losses, although these tax benefits may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not.

Deferred tax assets totaled $94.7 million net of a valuation allowance of $5.6 million and deferred tax liabilities totaled $79.1 million as of December 31, 2011. Deferred tax assets include $30.7 million related to unamortized nonunion defined benefit pension and postretirement health benefit plan costs that are included in accumulated other comprehensive loss at December 31, 2011. This deferred tax asset is reduced as the unamortized benefit costs are subsequently amortized to net periodic pension costs. As of December 31, 2011, this deferred tax asset is also reduced by a valuation allowance of $4.0 million, as further described in the following paragraph. The Company evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years and available tax planning strategies. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. Federal legislative changes in 2009 allowed taxable losses for 2008 or 2009 to be carried back five years. After 2009, the federal loss carryback period reverted to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through the Company’s tax year ended February 28, 2010. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need approximately $45 million of future taxable income to realize net deferred tax assets as of December 31, 2011. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which support a significant amount of the deferred tax assets recorded as of December 31, 2011. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, and based on the Company’s intention of utilizing the carryback option, the assets related to these expense items are expected to be fully realized.

In 2011, temporary differences which reduced taxable income exceeded, by $22.4 million, temporary differences which increased taxable income. This resulted in a net reduction in deferred tax assets of $8.8 million before consideration of the increase in the deferred tax asset related to the significant increase in pension liabilities resulting from the December 31, 2011 nonunion defined benefit pension plan remeasurement. The increase in deferred tax assets for pension liabilities recorded in accumulated other comprehensive loss within stockholders’ equity was $10.8 million before consideration of the need for a valuation allowance. Total net deferred tax assets, including the asset related to the increase in pension liabilities for 2011, was $19.6 million before consideration of the need for an additional valuation allowance. Management evaluated the total deferred tax assets and concluded that the asset exceeded the amount for which realization was more likely than not. As a result, the valuation allowance was increased by $4.0 million at December 31, 2011, which reduced the 2011 deferred tax asset related to the increased pension liability, and was recorded in accumulated other comprehensive loss within stockholders’ equity. If it is determined in future periods that this valuation allowance should be reduced, income tax expense will be reduced in the period of the reduction of the valuation allowance.

At December 31, 2011 and 2010, valuation allowances for deferred tax assets totaled $5.6 million and $2.5 million, respectively. The $3.1 million net increase from December 31, 2010 to December 31, 2011 primarily reflects the $4.0 million valuation allowance on a portion of the deferred tax asset related to the nonunion defined benefit pension liability discussed in the preceding paragraph. Valuation allowances related to state net operating losses and contribution carryovers for which realization was not more likely than not totaled $0.7 million and $1.8 million at December 31, 2011 and 2010, respectively. The decrease in the valuation allowance related to state tax matters was due to improved profitability by the Company resulting in utilization of certain net operating losses and contribution carryforwards in the state of Arkansas and expected realization of state net operating losses related to ABF Freight System, Inc. In addition, valuation allowances of $0.9 million

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and $0.7 million at December 31, 2011 and 2010, respectively, were recorded related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income. The need for additional valuation allowances is continually monitored by management.

There has been substantial discussion by various government officials of changes in tax laws affecting corporations, including potential reductions in the federal corporate tax rate. The effect of the potential reduction in the federal corporate tax rate of 35% to a lower rate would be to reduce the recorded amount of the net deferred tax assets on the Company’s balance sheet, generally in proportion to the difference between the current 35% rate and the revised tax rate. If the corporate tax rate is reduced, the resulting reduction in the recorded amount of deferred tax assets would be accounted for as tax expense in the period the change in law is enacted.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which, for tax purposes, are generally only deductible when paid. In most recent years, including 2011, financial reporting income exceeded taxable income. For 2010, the financial reporting loss exceeded the tax loss.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are based on prior experience and other assumptions that management considers reasonable in the Company’s circumstances. Actual results could differ from those estimates under different assumptions or conditions, which would affect the related amounts reported in the financial statements. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements other than the new comprehensive income disclosure standard discussed in the Recent Accounting Pronouncements section of MD&A. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

The accounting policies (see Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) that are “critical” to understanding the Company’s financial condition and results of operations and that require management to make the most difficult judgments relate primarily to the Freight Transportation segment and are described as follows.

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

Receivable Allowance: The Company estimates its allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would decrease operating income by $0.6 million on a pre-tax basis.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Revenue Equipment: The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for revenue equipment based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. ABF has reported gains on the sale of its assets in the amount of $2.4 million, $1.3 million and $1.4 million in 2011, 2010 and 2009, respectively. The Company has historically purchased revenue equipment with cash or financed revenue equipment through capital leases and notes payable arrangements rather than utilizing off-balance-sheet financing.

The Company reviews its long-lived assets, including property, plant, equipment and capitalized software that are held and used in its operations for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment. ABF’s equipment replacement program and strict maintenance schedules have served to minimize declines in the value of revenue equipment. Management determined that long-lived assets were not impaired as of December 31, 2011.

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

Under the first step of the goodwill impairment evaluation, the aggregate carrying amount of the reporting unit is compared to its fair value, utilizing an equal combination of valuation methods, including earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. The valuation determined by the market approach was not significantly different from the value derived by the income approach.

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

The annual impairment testing on the goodwill balance of $3.7 million, which related to the 2009 acquisition of a 75% equity interest in a logistics company included in the Special Services Logistics segment, was performed as of October 1, 2011 and it was determined that there was no impairment of the recorded balance.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

All of the recorded intangible assets other than goodwill are also related to the 2009 acquisition discussed in the previous paragraph. This intangible asset, which totaled $2.8 million as of December 31, 2011 and 2010, is deemed to have an indefinite life and therefore is not amortized but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Fair values are determined based on a discounted cash flow model, similar to the goodwill analysis described above. The annual impairment testing on the indefinite-lived intangible asset was performed as of October 1, 2011 and it was determined that there was no impairment of the recorded balance.

Prior to December 31, 2009, the Company had a goodwill balance of $64.0 million attributable to ABF as a result of a 1988 leveraged buyout. The goodwill impairment test performed in the fourth quarter of 2009 resulted in a goodwill impairment charge of $64.0 million for the entire balance of ABF’s goodwill (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

The following table provides the key assumptions used for 2011 compared to those the Company anticipates using for 2012 nonunion pension expense:

	Year Ended December 31
	2012	2011

Discount rate	3.7%	4.7%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	3.3%	3.2%

The assumptions directly impact the nonunion pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The discount rate is determined by matching projected cash distributions with the appropriate high-quality corporate bond yields in a yield curve analysis. A lower discount rate results in an increase in the projected benefit obligation when the liability is remeasured at December 31 of each year, which also results in an increase in the service cost component of annual pension expense. A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense by $0.3 million on a pre-tax basis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. The expected rate of return on plan assets is a long-term rate, and the Company can make no assurances that the rate will be achieved. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual pension expense by approximately $0.4 million on a pre-tax basis. The Company establishes the assumed rate of compensation increase considering historical changes in compensation combined with an estimate of compensation rates for the next two years. A quarter percentage point increase in the rate of compensation increase would increase annual pension expense by approximately $0.6 million on a pre-tax basis.

At December 31, 2011, the nonunion defined benefit pension plan had $84.4 million in unamortized actuarial losses, for which the amortization period is between eight and nine years. The Company amortizes actuarial losses over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized. The Company’s 2012 nonunion pension expense is estimated to include amortization of actuarial losses of $10.1 million. The comparable amounts for 2011 and 2010 were $6.9 million and $7.6 million, respectively. The Company’s 2012 total nonunion pension expense will be available before its first quarter 2012 Form 10-Q filing and, based on currently available actuarial information, is expected to increase from the 2011 expense of $12.9 million.

The nonunion defined benefit pension plan assets include investments in cash equivalents, income securities and equity mutual funds totaling $134.4 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

$26.8 million are debt instruments, primarily corporate debt securities, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). The Company reviewed the pricing methodology used by the third-party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices. See Note I to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures related to the nonunion defined benefit pension plan.

Insurance Reserves: The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2011 and 2010, these limits are $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $67.4 million and $64.7 million at December 31, 2011 and 2010, respectively. The Company does not discount its claims liabilities.

Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. A 1% increase in the estimate of claim development would increase total 2011 expense for workers’ compensation and third-party casualty claims by approximately $0.2 million. Actual payments may differ from management’s estimates as a result of a number of factors, including increases in medical costs and other case-specific factors. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the liabilities made under the Company’s methodology.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board issued new accounting standards addressing the presentation of comprehensive income. Under the new standards, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for the Company on January 1, 2012.

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

At December 31, 2011 and 2010, the reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million and $1.3 million, respectively, which is included in accrued expenses in the consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. This estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal climate change legislation is possible in the relatively near future. The Company is unable to determine with any certainty the effects of any future climate change

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

legislation as a result of the proposals that have been introduced. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes which are not offset by freight rate increases or fuel surcharges could have a material adverse impact on our results of operations. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on the Company that may adversely impact the results of operations. The Company may also be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope and extent of any future regulation or customer requirements become known, management cannot predict the effect on the Company’s cost structure or operating results.

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

ABF Freight System, Inc. is currently involved in legal proceedings related to its national collective bargaining agreement, the NMFA, as previously discussed in the ABF Overview of the Freight Transportation Segment section of Results of Operations within MD&A.

ABF Freight System, Inc. is also currently involved in legal proceedings with PODS Enterprises, Inc. (“PODS”). On January 12, 2011, PODS filed a lawsuit in the United States District Court – Middle District of Florida (the “Court”) against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows the petition filed by ABF Freight System, Inc. to cancel the PODS trademarks with the United States Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF Freight System, Inc., and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims and intends to defend itself vigorously. On March 25, 2011, ABF Freight System, Inc. filed an Answer and Counterclaim alleging that PODS violated federal and Florida antitrust laws. On April 15, 2011, PODS filed a response and Motion to Dismiss the lawsuit. On October 17, 2011, the Court entered an order dismissing certain counterclaims and affirmative defenses asserted by ABF Freight System, Inc. ABF Freight System, Inc. continues to assert substantial counterclaims and affirmative defenses which survived the Motion to Dismiss. This litigation matter is in a preliminary stage and, at this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations against ABF Freight System, Inc. are without merit and, although there can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread use of the generic term by the public and the industry, the lack of consumer confusion and the defense of “fair use” provided under federal law.

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, employee records and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

protect against the possibility of power loss, telecommunications failures, cybersecurity attacks and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We have a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for work space, telephones and desktop computers for basic operations within 48 hours of a catastrophe that renders our corporate headquarters unusable. An emergency communications Web site has also been constructed to provide information to our employees and customers during such a disaster.

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay the Company’s operations, damage its reputation and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business could be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on the Company’s operations, although there can be no certain assurances that a cyber incident that could have a material impact to the Company could not occur.

Seasonality

Operations of the Freight Transportation, Emergency and Preventative Maintenance and Special Services Logistics segments are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the Freight Transportation segment, and freight shipments, operating costs and earnings are affected adversely by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels. Emergency roadside service events of the Emergency and Preventative Maintenance segment are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by the variation in events serviced. Business levels of the Special Services Logistics segment are generally higher in the second and third quarters as the demand for moving services is typically higher in the summer months.

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A in regard to the Freight Transporation segment, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results. ABF’s contractual wage rates are scheduled to increase primarily on April 1, 2012 and the health, welfare and pension benefit rates are scheduled to increase primarily on August 1, 2012 under the collective bargaining agreement with its union employees. In addition to general effects of inflation, the trucking industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF has also experienced increased costs of operating its revenue equipment, including costs of maintenance and tires. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent economic recession and, although ABF’s base LTL pricing improved during 2011 compared to 2010, the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Generally, inflationary increases in labor and operating costs in regards to the Company’s non-asset-based reportable segments have historically been offset through price increases.

Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on the Company’s business, primarily in the Freight Transportation segment, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate predictions of the future.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in certain interest rates, prices of diesel fuel, and foreign currency exchange rates. These market risks arise in the normal course of business, as the Company does not engage in speculative trading activities.

Interest Rate Risk

The instability in the financial and credit markets that began in 2008 has created volatility in various interest rates and returns on invested assets. At December 31, 2011 and 2010, cash and cash equivalents and short-term investments subject to fluctuations in interest rates totaled $227.9 million and $193.5 million, respectively. The weighted-average yield on cash equivalents and short-term investments was 0.6% and 0.7% in 2011 and 2010, respectively.

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

The Company has historically been subject to market risk due to variable interest rates on all or a part of its borrowings under bank credit lines and continues to be subject to such risk on its accounts receivable securitization facility which became effective December 30, 2009. During 2011 and 2010, the Company incurred no borrowings and had no outstanding debt obligations other than letters of credit which were issued under the Company’s letter of credit agreement and fixed rate capital leases and notes payable arrangements. These matters are disclosed under Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part II, Item 7 of this Annual Report on Form 10-K.

In 2011 and 2010, ABF entered into capital lease arrangements to finance certain revenue and other equipment as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K. The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. However, the Company could enter into additional capital lease arrangements that will be impacted by changes in interest rates until the transactions are finalized.

In 2011, ABF entered into notes payable arrangements primarily under a master security agreement to finance revenue equipment purchases as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K. The individual promissory notes specify the terms of the agreements, including monthly payments which are not subject to interest rate changes. However, the Company could enter into additional notes payable arrangements that will be impacted by changes in interest rates until the transactions are finalized.

Other Market Risks

The Company is subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges, which are included in the Freight Transportation segment revenues based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to annually increase. The Company has not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2011 and 2010.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit under the Company’s letter of credit agreements, may exceed federally insured limits. At December 31, 2011 and 2010, the Company had cash, cash equivalents and certificates of deposit of $98.8 million and $92.4 million, respectively, which were not FDIC insured.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

Equity and fixed income assets held in the Company’s qualified nonunion defined benefit pension plan trust are subject to market risk. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn or other economic factors beyond the Company’s control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact the Company’s financial condition and liquidity. Substantial investment losses on plan assets will also increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations. In addition, the cash surrender value of variable life insurance contracts, which totaled $15.3 million and $14.4 million at December 31, 2011 and 2010, respectively, are subject to equity and fixed income market returns and, consequently, market risk.

Operations outside of the United States are not significant to the Company’s total revenues or assets, and, accordingly, the Company does not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 3.0% of total revenues for 2011 and 2010. Foreign currency exchange rate fluctuations have not had a material impact on the Company and they are not expected to in the foreseeable future.

(This page intentionally left blank.)

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Arkansas Best Corporation

We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Rogers, Arkansas

February 28, 2012

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	($ thousands, except share data)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$141,295	$102,578
Short-term investments	33,960	39,288
Restricted cash equivalents and short-term investments	52,693	51,661
Accounts receivable, less allowances (2011 – $5,957; 2010 – $3,944)	149,665	145,426
Other accounts receivable, less allowances (2011 – $1,226; 2010 – $1,254)	7,538	8,157
Prepaid expenses	11,363	10,258
Deferred income taxes	35,481	32,681
Prepaid and refundable income taxes	6,905	3,958
Other	6,186	5,677
TOTAL CURRENT ASSETS	445,086	399,684
PROPERTY, PLANT AND EQUIPMENT
Land and structures	242,120	243,981
Revenue equipment	569,303	530,424
Service, office and other equipment	174,740	163,732
Leasehold improvements	21,426	21,890
	1,007,589	960,027
Less allowances for depreciation and amortization	592,171	552,781
	415,418	407,246
OTHER ASSETS	55,716	54,021
	$916,220	$860,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$20,836	$13,023
Accounts payable	66,517	62,134
Income taxes payable	169	196
Accrued expenses	151,887	144,543
Current portion of long-term debt	24,262	14,001
TOTAL CURRENT LIABILITIES	263,671	233,897
LONG-TERM DEBT, less current portion	46,750	42,657
PENSION AND POSTRETIREMENT LIABILITIES	106,578	65,421
OTHER LIABILITIES	13,751	19,827
DEFERRED INCOME TAXES	19,855	19,405
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2011: 27,099,819 shares; 2010: 26,934,847 shares	271	269
Additional paid-in capital	286,408	281,169
Retained earnings	295,108	292,129
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(58,402)	(36,053)
TOTAL STOCKHOLDERS’ EQUITY	465,615	479,744
	$916,220	$860,951

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2011	2010	2009(1)
	($ thousands, except share and per share data)
OPERATING REVENUES	$ 1,907,609	$ 1,657,864	$ 1,472,901
OPERATING EXPENSES AND COSTS	1,897,850	1,712,409	1,641,607
OPERATING INCOME (LOSS)	9,759	(54,545)	(168,706)
OTHER INCOME (EXPENSE)
Interest and dividend income	1,069	1,194	2,853
Interest expense and other related financing costs	(3,953)	(2,852)	(2,389)
Other, net	2,618	2,406	2,724
	(266)	748	3,188
INCOME (LOSS) BEFORE INCOME TAXES	9,493	(53,797)	(165,518)
INCOME TAXES
Current provision (benefit)	104	(9,919)	(33,054)
Deferred provision (benefit)	3,056	(11,457)	(4,942)
	3,160	(21,376)	(37,996)
NET INCOME (LOSS)	6,333	(32,421)	(127,522)
LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	174	272	367
NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$ 6,159	$ (32,693)	$ (127,889)
EARNINGS (LOSS) PER COMMON SHARE(2)
Basic	$ 0.23	$ (1.30)	$ (5.12)
Diluted	0.23	(1.30)	(5.12)
AVERAGE COMMON SHARES OUTSTANDING
Basic	25,403,073	25,187,723	25,052,303
Diluted	25,403,073	25,187,723	25,052,303
CASH DIVIDENDS DECLARED PER COMMON SHARE	$ 0.12	$ 0.12	$ 0.60

(1)          The year ended December 31, 2009 includes a $64.0 million goodwill impairment charge (nondeductible for tax purposes). See Note D.

(2)          The Company uses the two-class method for calculating earnings per share. See Note L.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	($ and shares, thousands)
Balances at December 31, 2008	26,702	$267	$268,396	$471,360	1,678	$(57,770)	$(57,507)	$624,746
Net loss (excluding noncontrolling interest in net income of subsidiary of $367)				(127,889)				(127,889)
Change in foreign currency translation, net of tax of $149							234	234
Amortization of unrecognized net periodic benefit costs, net of tax of $4,376:
Net actuarial loss							6,486	6,486
Prior service cost							305	305
Net transition obligation							82	82
Pension settlement expense, net of tax of $1,785							2,803	2,803
Unrecognized net actuarial gain, net of tax of $2,078							3,266	3,266
Change in fair value of available for sale security, net of tax of $63							119	119
Total comprehensive loss								(114,594)
Issuance of common stock under share-based compensation plans	47	–	469					469
Tax effect of share-based compensation plans and other			(359)					(359)
Share-based compensation expense			6,157					6,157
Dividends declared on common stock				(15,523)				(15,523)
Balances at December 31, 2009	26,749	267	274,663	327,948	1,678	(57,770)	(44,212)	500,896
Net loss (excluding noncontrolling interest in net income of subsidiary of $272)				(32,693)				(32,693)
Change in foreign currency translation, net of tax of $49							76	76
Amortization of unrecognized net periodic benefit costs, net of tax of $3,119:
Net actuarial loss							4,819	4,819
Prior service credit							(4)	(4)
Net transition obligation							82	82
Pension settlement expense, net of tax of $69							109	109
Unrecognized net actuarial gain, net of tax of $1,951							3,064	3,064
Change in fair value of available for sale security, net of tax of $7							13	13
Total comprehensive loss								(24,534)
Issuance of common stock under share-based compensation plans	186	2	1,826					1,828
Tax effect of share-based compensation plans and other			(1,010)					(1,010)
Share-based compensation expense			5,690					5,690
Dividends declared on common stock				(3,126)				(3,126)
Balances at December 31, 2010	26,935	269	281,169	292,129	1,678	(57,770)	(36,053)	479,744
Net income (excluding noncontrolling interest in net income of subsidiary of $174)				6,159				6,159
Change in foreign currency translation, net of tax of $69							(108)	(108)
Amortization of unrecognized net periodic benefit costs, net of tax of $2,789:
Net actuarial loss							4,497	4,497
Prior service credit							(115)	(115)
Pension settlement expense, net of tax of $438							687	687
Unrecognized net actuarial loss, net of tax of $10,804							(27,178)	(27,178)
Change in fair value of available for sale security, net of tax of $70							(132)	(132)
Total comprehensive loss								(16,190)
Issuance of common stock under share-based compensation plans	165	2	761					763
Tax effect of share-based compensation plans and other			(612)					(612)
Share-based compensation expense			6,450					6,450
Purchase of noncontrolling interest in subsidiary			(1,360)					(1,360)
Dividends declared on common stock				(3,180)				(3,180)
Balances at December 31, 2011	27,100	$271	$286,408	$295,108	1,678	$(57,770)	$(58,402)	$465,615

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	($ thousands)
OPERATING ACTIVITIES
Net income (loss)	$6,333	$(32,421)	$(127,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73,742	71,565	75,226
Other amortization	233	267	1,278
Goodwill impairment charge	–	–	63,958
Pension settlement expense	1,125	178	4,588
Share-based compensation expense	6,450	5,690	6,157
Provision for losses on accounts receivable	2,394	868	2,587
Deferred income tax provision (benefit)	3,056	(11,457)	(4,942)
Gain on sale of property and equipment	(2,360)	(981)	(1,409)
Changes in operating assets and liabilities:
Receivables	(6,067)	(32,211)	(3,735)
Prepaid expenses	(1,105)	144	429
Other assets	(635)	(1,568)	790
Income taxes	(776)	21,016	(7,251)
Accounts payable, accrued expenses and other liabilities	18,462	5,197	1,636
NET CASH PROVIDED BY OPERATING ACTIVITIES	100,852	26,287	11,790
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of capital leases and notes payable	(53,227)	(11,422)	(48,044)
Proceeds from sales of property and equipment	7,062	5,879	4,913
Purchases of short-term investments	(59,718)	(65,171)	(109,806)
Proceeds from sales of short-term investments	64,995	119,744	133,800
Business acquisition, net of cash acquired	–	–	(4,873)
Capitalization of internally developed software and other	(5,295)	(4,355)	(5,176)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(46,183)	44,675	(29,186)
FINANCING ACTIVITIES
Payments on long-term debt	(16,056)	(8,077)	(1,433)
Proceeds from issuance of long-term debt	–	11,416	14,958
Acquisition of noncontrolling interest	(4,084)	–	–
Net change in bank overdraft and other	7,811	(8,918)	6,752
Change in restricted cash equivalents and short-term investments	(1,032)	(804)	(48,558)
Deferred financing costs	(174)	(35)	(817)
Payment of common stock dividends	(3,180)	(3,126)	(15,523)
Proceeds from the exercise of stock options	763	1,828	469
NET CASH USED IN FINANCING ACTIVITIES	(15,952)	(7,716)	(44,152)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,717	63,246	(61,548)
Cash and cash equivalents at beginning of period	102,578	39,332	100,880
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,295	$102,578	$39,332
NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$338	$–	$–
Equipment financed under capital leases and notes payable	$30,410	$36,343	$545

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider with four reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). The Company’s other reportable operating segments are: Truck Brokerage and Management, Emergency and Preventative Maintenance, and Special Services Logistics (see Note M).

ABF represented approximately 90% of the Company’s annual revenues for 2011. As of December 2011, approximately 75% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to wage rate cost-of-living adjustments.

The Company acquired a 75% equity interest in a logistics company included in the Special Services Logistics segment in the second quarter of 2009 and acquired the remaining 25% equity interest in the third quarter of 2011. The noncontrolling interest in net income of the subsidiary was presented on a separate line in the consolidated statements of operations for 2009 and 2010 and for 2011 through the date of acquiring the remaining 25% equity interest. As of December 31, 2010, the noncontrolling interest in net assets of the subsidiary was reported within other long-term liabilities.

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

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents and Short-Term Investments: Short-term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Variable rate demand notes are classified as cash equivalents, as the investments may be redeemed on a daily basis as presented to the original issuer. Short-term investments consist of FDIC-insured certificates of deposit with original maturities ranging from ninety-one days to one year. Interest and dividends related to cash, cash equivalents and short-term investments are included in interest and dividend income.

Restricted Cash, Cash Equivalents and Short-Term Investments: Cash, cash equivalents and short-term investments that are pledged as collateral, primarily for the Company’s outstanding letters of credit, are classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The restricted cash, cash equivalents and short-term investments are classified consistent with the classification of the liabilities to which they relate and in accordance with the duration of the letters of credit.

At December 31, 2011 and 2010, restricted cash, cash equivalents and short-term investments consisted of cash deposits, money market funds and certificates of deposit. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to financial instruments consisting of unrestricted and restricted cash, cash equivalents and short-term investments, which exceed federally insured limits as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and Canada. On a consolidated basis, the Company had no single customer representing more than 4% of its revenues in 2011 and 2010 or 9% of its accounts receivable balance at December 31, 2011 and 2010. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon historical trends and factors surrounding the credit risk of specific customers. Historically, credit losses have been within management’s expectations.

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

Property, Plant and Equipment Including Repairs and Maintenance: The Company utilizes tractors and trailers in its Freight Transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following lives: structures – primarily 15 to 20 years; revenue equipment – 3 to 12 years; and other equipment – 2 to 15 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

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

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF’s nonoperating properties, older revenue equipment and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income or loss. Assets held for sale are expected to be disposed of by selling the properties or assets within the next 12 months. Gains and losses on property and equipment are reported in operating income or loss. Assets held for sale of $2.5 million and $0.5 million are reported within other noncurrent assets as of December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Asset Retirement Obligations: The Company records estimated liabilities for the cost to remove underground storage tanks, dispose of tires and return leased real property to its original condition at the end of a lease term. The liabilities are discounted using the Company’s credit adjusted risk-free rate. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs, tire disposal fees and real property lease restoration costs; estimates of the timing of incurring asset retirement costs; or changes in regulations or agreements affecting these obligations. At December 31, 2011 and 2010, the Company’s estimated asset retirement obligations totaled $2.2 million and $2.1 million, respectively.

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

Income Taxes: Deferred income taxes are accounted for under the liability method, which takes into account the differences between the tax basis of the assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of the depreciation and cost recovery deductions and to temporary differences in the recognition of certain revenues and expenses. The Company classifies interest and penalty amounts related to income tax matters as interest expense and operating expenses, respectively. The Company uses a two-step approach to evaluate uncertain tax positions. This approach involves recognizing any tax positions that are more likely than not to occur and then measuring those positions to determine the amounts to be recognized in the financial statements.

Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the incurred claim amount plus an estimate of future claim development and a reserve for claims incurred but not reported. Management estimates the development of the claims by applying the Company’s historical claim development factors to incurred claim amounts. The Company is entitled to recover, from insurance carriers and insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable, net of allowances for potentially unrecoverable amounts. The Company’s excess insurers for workers’ compensation claims above the self-insured retention level of $0.3 million for the 1993 through 2001 policy years are insolvent or near insolvent. For claims that are related to these excess insurers and that are not accepted by state guaranty funds, the Company has recorded an allowance for uncollectible receivables and additional liabilities for excess claims based upon available financial information. Receivables, net of related allowances, totaled $0.7 million and $0.5 million as of December 31, 2011 and 2010, respectively, for workers’ compensation excess claims paid by the Company but insured by these excess insurers. Liabilities for workers’ compensation excess claims insured by, but not expected to be covered by, these excess insurers which totaled $1.5 million at December 31, 2011 and 2010, respectively, were reported within accrued expenses.

The Company develops an estimate of self-insured cargo loss and damage claims liabilities based on historical trends and certain event-specific information.

Insurance-Related Assessments: Liabilities for state guaranty fund assessments and other insurance-related assessments totaled $1.1 million and $0.6 million at December 31, 2011 and 2010, respectively. Management has estimated the amounts

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

incurred using the best available information regarding premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.

Leases: The Company leases, under capital and operating lease arrangements, certain facilities, revenue equipment and other equipment used primarily in ABF’s terminal operations. Certain of these leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, leasehold improvements associated with assets utilized under capital or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life of 4 to 20 years. Amortization of assets under capital leases is included in depreciation expense. Obligations under the capital lease arrangements are included in long-term debt, with the current portion due classified in current liabilities.

Notes Payable: ABF finances certain revenue equipment under a master security agreement which provides for funding structured as promissory notes. Obligations under the promissory notes are included in long-term debt, with the current portion due classified in current liabilities.

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its nonunion defined benefit pension plan, supplemental benefit pension plan (“SBP”) and postretirement health benefit plan in the balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive loss. Amounts recognized in other comprehensive loss are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. Assumptions are made regarding expected retirement age, mortality, employee turnover and future increases in healthcare costs. The assumptions with the greatest impact on the Company’s expense are the discount rate used to discount the plan’s obligations, the expected return on plan assets and the assumed compensation cost increase. The discount rate is determined by matching projected cash distributions with appropriate high quality corporate bond yields in a yield curve analysis. The Company establishes the expected long-term rate of return on plan assets by considering the historical returns for the plan’s current investment mix and its investment advisor’s range of expected returns for the plan’s current investment mix. The Company establishes the assumed rate of compensation increase considering historical changes in compensation combined with an estimate of compensation rates for the next two years.

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

Revenue Recognition: Freight Transportation and Truck Brokerage and Management revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. A bill-by-bill analysis is used by these operating segments to establish estimates of revenue in transit for recognition in the appropriate reporting period. Service fee revenue for the Emergency and Preventative Maintenance segment is recognized upon occurrence of the service event. Repair revenue and expenses for the Emergency and Preventative Maintenance segment are recognized at the completion of the service by third-party vendors. Special Services Logistics revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer designated location.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Revenue, purchased transportation expense and third-party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third-party carrier for pickup, linehaul, delivery of freight or performance of services but remains the primary obligor.

Earnings Per Share: The calculation of earnings per common share is based on the weighted-average number of common shares (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period, and also considers the effect of participating securities such as share-based compensation awards which are paid dividends during the vesting period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s Common Stock on the date of grant. The restricted stock awards generally vest at the end of a five-year period following the date of grant, subject to accelerated vesting due to death, disability, retirement or change-in-control provisions. The restricted stock unit awards granted to non-employee directors of the Company from 2008 through 2011 generally vest at the end of a three-year period following the date of grant, subject to accelerated vesting due to death, disability or change-in-control provisions. The Company issues new shares upon the granting of restricted stock. However, no new shares are issued upon the granting of restricted stock units until such units become vested. Dividends or dividend equivalents are paid on all restricted stock awards during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as an increase in paid-in capital.

Share-based awards granted or modified subsequent to January 1, 2006 are amortized to compensation expense on a straight-line basis over the three-year or five-year vesting period or the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.

The Company has not granted stock options since January 2004. Final vesting and expense recognition of the Company’s stock options was completed in 2008. Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options. The grant date fair value of stock options is estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life and a risk-free interest rate. Expected volatilities are estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The expected term of the option is derived from historical data and represents the period of time that options are estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option is based on the U.S. Treasury Strip rate in effect at the time of the grant.

Fair Value Measurements: The Company discloses the fair value measurements of its financial assets and liabilities that are measured at fair value on a recurring basis and its nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. Fair value measurements for the investments in the Company’s nonunion defined benefit pension plan are also disclosed. Fair value measurements are disclosed in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

•                  Level 1 – Quoted prices for identical assets and liabilities in active markets.

•                  Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 – Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Exit or Disposal Activities: The Company recognizes liabilities for costs associated with exit or disposal activities when the liability is incurred.

Variable Interest Entities: The Company has no investments in or known contractual arrangements with variable interest entities.

Recent Accounting Pronouncements: In 2011, the Financial Accounting Standards Board issued new accounting standards addressing the presentation of comprehensive income. Under the new standards, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The new standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, no changes were made to the calculation and presentation of earnings per share. These presentation changes became effective for the Company on January 1, 2012.

Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements other than the new comprehensive income disclosure standard. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments and restricted funds:

	December 31	December 31
	2011	2010
	($ thousands)
Cash and cash equivalents
Cash deposits(1)	$98,258	$63,282
Variable rate demand notes(1)	29,735	–
Money market funds(2)	13,302	39,296
	$141,295	$102,578

Short-term investments
Certificates of deposit(1)	$33,960	$39,288
	$33,960	$39,288

Restricted cash equivalents and short-term investments(3)
Cash deposits(1)	$11,842	$2,816
Money market funds(2)	5,375	5,087
Certificates of deposit(1)	35,476	43,758
	$52,693	$51,661

(1)          Recorded at cost plus accrued interest, which approximates fair value.

(2)          Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this note).

(3)          Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note G).

The Company’s long-term investment financial instruments are presented in the table of financial assets measured at fair value within this note.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note G), may exceed federally insured limits. At December 31, 2011 and 2010, cash, cash equivalents and certificates of deposit of $98.8 million and $92.4 million, respectively, were not FDIC insured.

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy as described in the fair value measurements accounting policy in Note B) as of December 31:

	2011		2010
		($ thousands)
Money market funds(1)	$18,677		$44,383
Equity, bond and money market mutual funds
held in trust related to the Voluntary Savings Plan(2)	3,614		5,761
	$22,291		$50,144

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

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill totaling $3.7 million and other intangible assets totaling $2.8 million were reported within other long-term assets as of December 31, 2011 and 2010. These goodwill and other intangible asset balances resulted from the second quarter 2009 acquisition of a logistics company that is reported within the Special Services Logistics operating segment. Annual impairment evaluations of goodwill and other intangible assets were performed as of October 1, 2011 and 2010, and it was determined that there was no impairment of the recorded balances.

2009 Goodwill Impairment

Prior to December 31, 2009, the Company had a goodwill balance of $64.0 million attributable to ABF as a result of a 1988 leveraged buyout. The goodwill impairment test performed in the fourth quarter of 2009 resulted in a goodwill impairment charge of $64.0 million for the entire balance of ABF’s goodwill. This impairment charge resulted from several factors, including ABF’s significant fourth quarter 2009 operating loss, a lower cash flow forecast due to the challenging industry environment as reflected in historically low daily tonnage levels, an aggressive pricing environment and significant deterioration in equity valuations for other similar LTL industry participants. The goodwill impairment charge, which was not tax deductible, was included in operating expenses within the Freight Transportation segment. The noncash goodwill impairment charge did not directly impact the Company’s normal business operations, liquidity or credit availability under its existing facilities, although the factors leading to the goodwill impairment have negatively impacted the Company’s operating results.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE E – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 are as follows:

	2011	2010	2009
	($ thousands)

Current provision (benefit):
Federal	$(872)	$(10,756)	$(33,163)
State	487	549	(402)
Foreign	489	288	511
	104	(9,919)	(33,054)

Deferred provision (benefit):
Federal	2,664	(7,831)	(1,333)
State	415	(3,596)	(3,614)
Foreign	(23)	(30)	5
	3,056	(11,457)	(4,942)
Total provision (benefit) for income taxes	$3,160	$(21,376)	$(37,996)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax provision or benefit for the years ended December 31 are as follows:

	2011	2010	2009
	($ thousands)
Amortization, depreciation and basis differences for property, plant and equipment and other long-lived assets	$15,059	$(11,552)	$625
Changes in reserves for workers’ compensation and cargo claims	(970)	1,759	797
Revenue recognition	654	1,201	41
Allowance for doubtful accounts	(705)	(428)	73
Foreign tax credit carryforward	(240)	286	(1,084)
Nonunion pension and other retirement plans	(4,885)	(963)	(2,109)
Deferred compensation plans	853	696	1,004
Federal net operating loss carryforwards	(680)	–	–
State net operating loss carryforwards	705	(302)	(2,923)
State depreciation adjustments	(1,179)	74	(398)
Share-based compensation	(941)	(971)	(1,760)
Valuation allowance increase (decrease)	(782)	(558)	2,175
Leases	(316)	(585)	(96)
Other accrued expenses	(863)	629	(1,274)
Other	(2,654)	(743)	(13)
Deferred tax provision (benefit)	$3,056	$(11,457)	$(4,942)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant components of deferred tax assets and liabilities at December 31 are as follows:

	2011	2010
	($ thousands)
Deferred tax assets:
Accrued expenses	$45,970	$45,078
Pension liabilities	35,529	20,363
Postretirement liabilities other than pensions	6,701	5,410
Share-based compensation	7,138	6,199
Federal and state net operating loss carryovers	3,799	4,083
Other	1,223	–
Total deferred tax assets	100,360	81,133
Valuation allowance	(5,644)	(2,455)
Total deferred tax assets, net of valuation allowance	94,716	78,678

Deferred tax liabilities:
Amortization, depreciation and basis differences
for property, plant and equipment and other long-lived assets	72,709	58,279
Revenue recognition	3,013	3,519
Prepaid expenses	3,368	3,327
Other	–	277
Total deferred tax liabilities	79,090	65,402
Net deferred tax assets	$15,626	$13,276

Reconciliation between the effective income tax rate, as computed on income or loss before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2011	2010	2009
	($ thousands)

Income tax provision (benefit) at the statutory federal rate of 35%	$3,323	$(18,829)	$(57,931)
Federal income tax effects of:
State income taxes	(316)	976	1,406
Nondeductible expenses	1,079	1,179	915
Nondeductible goodwill impairment (see Note D)	–	–	22,386
Life insurance proceeds and changes in cash surrender value	(906)	(882)	(913)
Dividends received deduction	–	(14)	(18)
Alternative fuel credit	(995)	(979)	(931)
Increase (decrease) in valuation allowances	(211)	(558)	2,175
Other	(182)	520	(1,585)
Federal income tax provision (benefit)	1,792	(18,587)	(34,496)
State income tax provision (benefit)	902	(3,047)	(4,016)
Foreign income tax provision	466	258	516
Total provision (benefit) for income taxes	$3,160	$(21,376)	$(37,996)
Effective tax (benefit) rate	33.3%	(39.7)%	(23.0)%

Income taxes paid totaled $5.2 million, $4.7 million and $3.8 million in 2011, 2010 and 2009, respectively, before income tax refunds of $4.6 million, $35.7 million and $30.1 million in 2011, 2010 and 2009, respectively.

The tax benefit for exercised options and the tax benefit of dividends on share-based payment awards, which were reflected in paid-in capital, were immaterial in amount for 2011, 2010 and 2009.

The Company had state net operating loss carryovers of $58.9 million and state contribution carryovers of $0.7 million at December 31, 2011. These state net operating loss and contribution carryovers expire in five to twenty years, with the majority of state expirations in fifteen or twenty years. As of December 31, 2011, the Company had valuation allowances of $0.7 million for state net operating loss and deferred tax assets related to future state income tax benefits, $0.7 million related to foreign tax credit carryovers and $0.2 million related to foreign net operating loss carryovers, due to the uncertainty of realization of these items. Foreign tax credit carryovers expire in ten years. Valuation allowances were decreased by

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

$0.5 million in 2011 for certain state net operating losses and state deferred tax assets of the Company’s subsidiaries for which realization was determined to be more likely than not due to improved profitability.  The valuation allowance was decreased $0.6 million for expired state net operating losses.

In 2011, temporary differences which reduced taxable income exceeded, by $22.4 million, temporary differences which increased taxable income. This resulted in a net reduction in deferred tax assets of $8.8 million before consideration of the increase in the deferred tax asset related to the significant increase in pension liabilities resulting from the December 31, 2011 nonunion defined benefit plan remeasurement. The increase in deferred tax assets for pension liabilities recorded in accumulated other comprehensive loss within stockholders’ equity was $10.8 million before consideration of the need for a valuation allowance. Total net deferred tax assets, including the asset related to the increase in pension liabilities for 2011, totaled $19.6 million before consideration of the need for an additional valuation allowance. Management evaluated the total deferred tax assets and concluded that the asset exceeded the amount for which realization was more likely than not. As a result, the valuation allowance was increased by $4.0 million at December 31, 2011, which reduced the 2011 deferred tax asset related to the increased pension liability, and was recorded in accumulated other comprehensive loss within stockholders’ equity. If it is determined in future periods that this valuation allowance should be reduced, income tax expense will be reduced in the period of the reduction of the valuation allowance.

Federal income tax returns filed for tax years through 2007 are closed by the applicable statute of limitations. During 2010, the U.S. Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax returns for 2009 and 2008. Upon completion of the audit field work, the Company and IRS agreed to certain proposed adjustments relating to the timing of deductions and credits and, in 2010, the Company paid the amounts due for tax of $1.3 million and interest of less than $0.1 million. The Company is under examination by certain other taxing authorities, and a subsidiary of the Company is under examination by the IRS for 2009. Although the outcome of such audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial position, results of operations or cash flows.

The Company has determined that no reserves for uncertain tax positions were required at December 31, 2011 and 2010 or during the years then ended. The Company is not aware of any matters that would result in a material change in reserves for uncertain tax positions in 2012.

During 2010, settlement of certain state income tax obligations related to amended state income tax returns resulted in a $0.5 million net reduction in interest expense accrued. At December 31, 2011 and 2010, the accrued interest liability, which related to state income taxes to be paid on amended returns, totaled $0.1 million. Interest of less than $0.1 million, $0.2 million and $0.4 million was paid related to federal and state income taxes in 2011, 2010 and 2009, respectively.

NOTE F – OPERATING LEASES

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Rental expense totaled $22.2 million, $19.5 million and $18.3 million in 2011, 2010 and 2009, respectively.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The future minimum rental commitments, net of minimum rentals to be received under noncancelable subleases, as of December 31, 2011, for all noncancelable operating leases are as follows:

			Equipment
			and
	Total	Terminals	Other
	($ thousands)

2012	$11,456	$10,851	$605
2013	8,893	8,303	590
2014	7,087	6,514	573
2015	5,631	5,631	–
2016	3,556	3,556	–
Thereafter	8,485	8,485	–
	$45,108	$43,340	$1,768

Certain of the leases are renewable for additional periods with similar rent payments. Future minimum rentals to be received under noncancelable subleases totaled less than $0.1 million at December 31, 2011.

NOTE G – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of capital lease obligations and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	December 31
	2011	2010
	($ thousands)

Capital lease obligations	$44,261	$56,658
Notes payable	26,751	–
	71,012	56,658
Less current portion	24,262	14,001
Long-term debt, less current portion	$46,750	$42,657

During 2011, ABF entered into 36-month promissory notes to finance $28.5 million of revenue equipment, primarily under the master security agreement further described in the Financing Arrangements section of this note, and a 36-month capital lease agreement to finance $1.9 million of revenue equipment. During 2010, ABF entered into capital lease agreements, which have 36-month and 60-month terms, to finance $36.3 million of revenue equipment and other equipment. In 2010 and 2009, ABF entered into capital lease agreements with 36-month terms to finance revenue equipment of $11.4 million and $15.0 million, respectively, that was acquired in 2009. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates, and contain rental adjustment clauses for which the maximum amounts have been included in the future minimum payments under the capital leases in the table below.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The future minimum payments of long-term debt obligations as of December 31, 2011 are shown as follows:

		Capital Lease Obligations			Notes Payable
		Revenue		Equipment	Revenue
	Total	Equipment	Terminals	and Other	Equipment
			($ thousands)

2012	$26,608	$16,151	$189	$363	$9,905
2013	32,879	22,403	195	301	9,980
2014	11,003	2,491	200	277	8,035
2015	3,783	3,061	206	441	75
2016	213	–	213	–	–
Thereafter	696	–	696	–	–
Total minimum payments	75,182	44,106	1,699	1,382	27,995
Less amounts representing interest	4,170	2,447	358	121	1,244
Present value of net minimum payments included in long-term debt	$71,012	$41,659	$1,341	$1,261	$26,751

Assets held under capital leases or securitized by notes payable at December 31 were included in property, plant and equipment as follows:

	2011	2010
	($ thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	91,925	61,515
Service, office and other equipment	1,813	1,813
	95,532	65,122
Less accumulated amortization(1)	26,759	10,058
	$68,773	$55,064

(1)          Amortization of assets under capital leases and notes payable is included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 3.9% at December 31, 2011. The Company paid interest of $3.3 million in 2011, $2.6 million in 2010, and $1.0 million in 2009, net of capitalized interest which totaled less than $0.1 million for each of the years ended December 31, 2011, 2010 and 2009.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. The securitization agreement, as amended, contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of December 31, 2011 and 2010, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of December 31, 2011 and 2010.

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $103.1 million of availability for the issuance of letters of credit under the LC Agreements of which $50.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2011 and 2010, respectively, the Company had $46.2 million and $45.7 million of letters of credit outstanding of which $45.7 million and $45.2 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had $31.3 million available as of December 31, 2011 for the issuance of letters of credit under the committed LC Agreements subject to the Company’s compliance with the requirements of issuance.

The Company also has a program in place with an insurance carrier for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of December 31, 2011 and 2010, surety bonds outstanding related to the self-insurance program totaled $13.8 million and $12.6 million, respectively. The outstanding bonds were collateralized by $7.0 million and $6.5 million of restricted short-term investments in certificates of deposit at December 31, 2011 and 2010, respectively.

ABF entered into a master security agreement in June 2011 to finance the purchase of revenue equipment. The master security agreement provides for funding structured as promissory notes totaling up to $28.5 million. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. ABF has entered into 36-month promissory notes under the master security agreement to finance $22.5 million of revenue equipment, of which $20.7 million was outstanding as of December 31, 2011. ABF had $6.0 million available under the master security agreement as of December 31, 2011. In December 2011, ABF also financed revenue equipment under separate notes payable arrangements for $6.1 million which was outstanding as of December 31, 2011.

In December 2009, the Company terminated its $325.0 million Second Amended and Restated Credit Agreement (the “Credit Agreement”) dated May 4, 2007. There were no borrowings outstanding under the Credit Agreement on the date of termination. Deferred financing costs of $1.0 million were expensed in the fourth quarter of 2009 in conjunction with the termination of the Credit Agreement.

NOTE H – ACCRUED EXPENSES

	December 31
	2011	2010
	($ thousands)

Accrued compensation	$20,128	$17,681
Accrued vacation pay	39,507	38,462
Taxes other than income	6,920	6,830
Loss, injury, damage and workers’ compensation claims reserves	75,801	72,739
Current portion of supplemental pension benefits	1,126	–
Other	8,405	8,831
	$151,887	$144,543

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

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Long-Term Cash Incentive Plan within this note).

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

The Company also sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental benefits primarily to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees pay a portion of the premiums under the plan according to age and coverage levels. The amendment to the plan to implement retiree premiums resulted in an unrecognized prior service credit which was included in accumulated other comprehensive loss as of December 31, 2010.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$223,101	$218,429	$9,341	$16,543	$13,930	$13,460
Service cost	8,655	8,943	–	–	224	140
Interest cost	9,954	10,937	386	410	781	870
Actuarial loss and other	19,996	2,921	419	683	3,185	55
Benefits paid	(17,304)	(18,129)	(2,526)	(8,295)	(567)	(595)
Benefit obligations at end of year	244,402	223,101	7,620	9,341	17,553	13,930
Change in plan assets
Fair value of plan assets at beginning of year	180,351	172,634	–	–	–	–
Actual return (loss) on plan assets and other	(1,798)	20,846	–	–	–	–
Employer contributions	–	5,000	2,526	8,295	567	595
Benefits paid	(17,304)	(18,129)	(2,526)	(8,295)	(567)	(595)
Fair value of plan assets at end of year	161,249	180,351	–	–	–	–
Funded status	$(83,153)	$(42,750)	$(7,620)	$(9,341)	$(17,553)	$(13,930)
Accumulated benefit obligation	$218,636	$197,464	$7,620	$9,341	$17,553	$13,930

Amounts recognized in the consolidated balance sheets at December 31 consist of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
	($ thousands)
Current liabilities (included in accrued expenses)	$–	$–	$(1,126)	$–	$(622)	$(600)
Noncurrent liabilities (included in pension and
postretirement liabilities)	(83,153)	(42,750)	(6,494)	(9,341)	(16,931)	(13,330)
Liabilities recognized	$(83,153)	$(42,750)	$(7,620)	$(9,341)	$(17,553)	$(13,930)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Benefit Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	($ thousands)
Service cost	$8,655	$8,943	$9,082	$–	$–	$572	$224	$140	$170
Interest cost	9,954	10,937	12,361	386	410	982	781	870	1,110
Expected return on plan assets	(12,584)	(12,173)	(9,434)	–	–	–	–	–	–
Amortization of transition obligation	–	–	–	–	–	–	–	135	135
Amortization of prior service (credit) cost	–	(7)	(897)	–	–	1,396	(190)	–	–
Pension settlement expense	–	–	–	1,125	178	4,588	–	–	–
Amortization of net actuarial loss and other(1)	6,921	7,591	9,440	328	279	607	112	18	568
Net periodic benefit cost	$12,946	$15,291	$20,552	$1,839	$867	$8,145	$927	$1,163	$1,983

(1)          The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the cash distributions and pension settlement expense related to the SBP for the years ended December 31:

	2011	2010	2009
	($ thousands, except per share data)

Distributions	$2,526	$8,295	$7,772
Pension settlement expense, pre-tax	$1,125	$178	$4,588
Pension settlement expense per diluted share, net of taxes	$0.03	$–	$0.11

Based on available information, the Company anticipates making distributions of $1.1 million from the SBP in 2012 related to an officer retirement that occurred in 2011. Distribution amounts were fixed at the retirement date, but IRC Section 409A requires that distributions to certain key employees be delayed for six months after retirement. The pension settlement expense related to these distributions was recognized in 2011 and is included in the table above.

Included in accumulated other comprehensive loss at December 31 are the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010
			($ thousands)

Unrecognized net actuarial loss	$84,351	$56,894	$2,001	$3,036	$3,307	$234
Unrecognized prior service credit	–	–	–	–	(1,266)	(1,457)
Total	$84,351	$56,894	$2,001	$3,036	$2,041	$(1,223)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following amounts, which are reported within accumulated other comprehensive loss, are expected to be recognized as components of net periodic benefit cost in 2012 on a pre-tax basis:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Benefit Plan
	($ thousands)

Unrecognized net actuarial loss	$10,102	$203	$399
Unrecognized prior service credit	–	–	(190)
Total	$10,102	$203	$209

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

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2011	2010	2011	2010	2011	2010

Discount rate(1)	3.7%	4.7%	3.2%	4.1%	4.3%	5.4%
Rate of compensation increase(2)	3.3%	3.2%	N/A	N/A	N/A	N/A

(1)      The discount rate was determined at December 31, 2011 and 2010, respectively.

(2)          The compensation assumption is not applicable to the SBP due to benefits being frozen as of December 31, 2009.

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Benefit Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rate(1)	4.7%	5.3%	6.3%	4.1%	4.8%	6.1%	5.4%	5.9%	6.1%
Expected return on plan assets	7.5%	7.5%	6.0%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	3.2%	3.2%	3.3%	N/A	N/A	4.0%	N/A	N/A	N/A

(1)      The discount rate was determined at December 31, 2010, 2009 and 2008 for the years 2011, 2010 and 2009, respectively.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2011	2010(1)

Health care cost trend rate assumed for next year	9.0%	7.5%
Rate to which the cost trend rate is assumed to decline	5.0%	4.5%
Year that the rate reaches the cost trend assumed rate	2020	2077

(1)      While the ultimate health care cost trend rate is presented in the table, the health care cost trend rate was assumed to decline to 5.8% by 2020.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2011:

One Percentage Point
	Increase		Decrease
($ thousands)
Effect on total of service and interest cost components	$ 182		$ (147)
Effect on postretirement benefit obligation	$ 3,101		$ (2,520)

The Company establishes the expected long-term rate of return on nonunion defined benefit pension plan assets by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisors. This approach is intended to establish a long-term, nonvolatile rate. The Company’s long-term expected rate of return utilized in determining its 2012 nonunion defined benefit pension plan expense is expected to be 7.5%.

The overall objectives of the investment strategy for the Company’s nonunion defined benefit plan are to achieve a rate of return that over the long term will fund liabilities and provide for required benefits under the plan in a manner that satisfies the fiduciary requirements of the Employee Retirement Income Security Act. The investment strategy aims to maximize the long-term return on plan assets subject to an acceptable level of investment risk, liquidity risk and long-term funding risk utilizing target asset allocations for investments. The plan’s long-term asset allocation policy is intended to protect or improve the purchasing power of plan assets and provide adequate diversification to limit the possibility of experiencing a substantial loss over a one-year period.

The weighted-average asset allocation of the Company’s nonunion defined benefit pension plan at December 31 is summarized in the following table:

	2011	2010
Equity Securities
Large Cap U.S. Equity	31.1%	37.6%
Mid Cap U.S. Equity	10.3	–
Small Cap U.S. Equity	10.5	17.2
International Equity	8.4	10.6
Emerging Market Equity	5.5	–

Income Securities
Debt Instruments	16.6	34.1
Floating Rate Loan Fund	4.1	–

Cash Equivalents
Cash and Cash Equivalents	13.5	0.5
	100.0%	100.0%

At December 31, 2011, the target allocations and acceptable ranges were as follows:

	Target	Acceptable
	Allocation	Range
Equity Securities
Large Cap U.S. Equity	30.0%	25.0% – 35.0%
Mid Cap U.S. Equity	10.0%	8.0% – 12.0%
Small Cap U.S. Equity	10.0%	8.0% – 12.0%
International Equity	10.0%	8.0% – 12.0%
Emerging Market Equity	5.0%	3.0% – 7.0%

Income Securities
Debt Instruments	31.5%	25.0% – 40.0%
Floating Rate Loans	3.5%	2.0% – 5.0%

Cash Equivalents
Cash and Cash Equivalents	0.0%	0.0% – 5.0%

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Investment balances and results are reviewed quarterly. Although investment allocations which fall outside the acceptable range at the end of any quarter are usually rebalanced based on the target allocation, the Company has the discretion to maintain cash or other short-term investments during periods of market volatility. Investment performance is generally compared to the three-to-five year performance of recognized market indices as well as analyzed for periods shorter than three years for each investment fund and over five years for the total fund.

Certain types of investments and transactions are prohibited or restricted by the Company’s written investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging or hypothecating securities except loans of securities that are fully-collateralized; purchase or sale of futures, options or derivatives for speculation or leverage; purchase or sale of commodities or illiquid interests in real estate or mortgages. Index funds are primarily used for investments in equity and, historically, for fixed income securities. Beginning in 2009, the Company invested a portion of the plan’s income securities into an actively managed short-term portfolio of debt instruments. The objectives of this portfolio are to preserve principal and maintain an investment maturity structure that matches scheduled cash flows of benefit payments. In addition to the requirements of the investment policy, certain investment restrictions apply to the actively managed portfolio, including: minimum acceptable credit quality of securities; maximum average maturity of investments of 2.5 years; maximum maturity of investments of 5 years; and, at the time of purchase, no single issue or issuer other than U.S. government securities representing more than 5% of portfolio investments and no more than 20% of the portfolio invested in BBB rated debt or collectively in mortgage-backed securities and asset-backed securities.

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2011, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		($ thousands)
Cash and Cash Equivalents(1)	$21,837	$21,837	$–	$–
Debt Instruments(2)	26,839	–	26,839	–
Floating Rate Loans(3)	6,523	6,523	–	–
Large Cap U.S. Equity	50,190	50,190	–	–
Mid Cap U.S. Equity	16,560	16,560	–	–
Small Cap U.S. Equity	16,949	16,949	–	–
International Equity	13,458	13,458	–	–
Emerging Market Equity	8,893	8,893	–	–
	$161,249	$134,410	$26,839	$–

(1)          Consists of cash deposits and money market mutual funds.

(2)          Includes corporate debt instruments (83%), municipal debt instruments (14%) and asset-backed instruments (3%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)          Consists of a floating rate loan mutual fund.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The fair value of the Company’s defined benefit pension plan assets at December 31, 2010, by major asset category and fair value hierarchy level, were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		($ thousands)
Cash Equivalents(1)	$956	$956	$–	$–
Debt Instruments(2)	61,471	28,247	33,224	–
Large Cap U.S. Equity	67,728	67,728	–	–
Small Cap U.S. Equity	31,022	31,022	–	–
International Equity	19,174	19,174	–	–
	$180,351	$147,127	$33,224	$–

(1)          Consists of money market mutual funds.

(2)          Level 1 investments consist of a bond mutual fund. Level 2 investments include corporate debt instruments (94%) and municipal debt instruments (6%) which are priced using daily bid prices. The fair value measurements of Level 2 investments are provided by a pricing service which uses the market approach with inputs derived from observable market data.

Based upon currently available actuarial information, the Company’s required minimum contribution to its nonunion defined benefit pension plan in 2012 is estimated to be between $12 million and $15 million. The Company will make contributions necessary to maintain a plan funding target attainment percentage of 80% as determined by measurements mandated by the IRC, which differ from the funding measurements for financial statement reporting purposes.

Estimated future benefit payments from the Company’s nonunion defined benefit pension, SBP and postretirement health benefit plans, which reflect expected future service, as appropriate, are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Benefit Plan
	($ thousands)

2012	$23,156	$1,126	$623
2013	$22,030	$–	$653
2014	$20,867	$–	$641
2015	$21,268	$–	$701
2016	$21,392	$1,235	$756
2017-2021	$103,427	$5,900	$4,874

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $6.3 million and $6.8 million were recorded as of December 31, 2011 and 2010, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Cash Incentive Plan (see Long-Term Cash Incentive Plan within this note). In conjunction with the SBP curtailment effective December 31, 2009 (see Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Benefit Plans within this note), two participants elected to freeze their benefits in the deferred salary agreement program and begin participation in the Company’s long-term cash incentive plan.

An additional benefit plan provides certain death and retirement benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company has recorded liabilities of $1.2 million at December 31, 2011 and 2010 for future costs under this plan.

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their regular compensation, incentive compensation and other bonuses into the VSP by making an election before the

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

compensation is payable. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2011 and 2010, VSP balances of $3.6 million and $5.8 million, respectively, were included in other assets with a corresponding amount recorded in other liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all of its employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as provided in Section 401(k) of the IRC. For certain participating subsidiaries, the Company has historically matched 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $3.7 million for 2009. The Company match was suspended for 2010 and 2011 and was reinstated beginning January 1, 2012.

All employees who were participants in the nonunion defined benefit pension plan on December 31, 2005 continue in that plan. Substantially all nonunion employees hired subsequent to December 31, 2005, participate in a defined contribution plan in place of the defined benefit pension plan. The Company may make discretionary contributions to the defined contribution plan in which participants are fully vested after three years of service. In 2011 and 2010, the Company recognized expense of $1.1 million and $0.8 million, respectively, related to its contributions to the defined contribution plan. The Company made no discretionary contribution to this plan for 2009.

Long-Term Cash Incentive Plan

Pursuant to stockholder approval of the 2005 Ownership Incentive Plan, the Compensation Committee established a performance-based Long-Term Cash Incentive Plan. Participants in the Long-Term Cash Incentive Plan are officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The Long-Term Cash Incentive Plan incentive, which is generally earned over three years, is based in part upon a proportionate weighting of return on capital employed and in part upon the Company achieving specified levels of profitability, earnings per share growth or shareholder returns compared to a peer group, as specifically defined in the Long-Term Cash Incentive Plan. Minimum performance requirements were not achieved for 2009, 2010 and 2011 and, as a result, no payments for earned incentives under the Long-Term Cash Incentive Plan were made for these years. Based on performance results during the open three year periods through December 31, 2011, no amounts have been accrued for future payments at December 31, 2011.

Other Plans

Other long-term assets include $39.4 million and $37.7 million at December 31, 2011 and 2010, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and certain deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. In 2009, the Company took a loan of $2.0 million against the variable life policies which was netted against the related cash surrender value as of December 31, 2009 and 2010. In January 2011, the loan was repaid. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $2.6 million, $2.5 million and $2.6 million, during 2011, 2010 and 2009, respectively.

Multiemployer Plans

Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. ABF contributes to multiemployer pension and postretirement benefit plans in accordance with its collective bargaining agreement with the IBT. Other unrelated employers contribute to these multiemployer plans pursuant to their respective collective bargaining agreements. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. If a participating employer to a multiemployer plan no longer contributes to the

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event of the termination of a multiemployer pension plan or if ABF withdraws from a multiemployer pension plan, under current law, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer plans that enter reorganization status subject contributing employers to an increased contribution requirement, but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the likelihood of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

ABF currently contributes to 25 multiemployer pension plans, which vary in size and in funded status. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees, as set forth in the fund’s trust agreements. ABF contributes to these plans monthly based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other related supplemental agreements. ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid. The Company intends to meet its obligations to the multiemployer plans under its collective bargaining agreement with the IBT.

In 2006, the PPA became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funded levels or that have projected funded deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funded levels over a defined period of time. As defined by the PPA, plans in “critical status” (or in the red zone) are generally less than 65% funded, plans in “endangered status” (or in the yellow zone) are less than 80% funded and plans in “neither endangered nor critical status” (or in the green zone) are at least 80% funded. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funded levels. Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2010, approximately 62% of ABF’s contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Pension Fund”) discussed below, are made to plans that are in “critical status” and approximately 12% of ABF’s contributions to multiemployer pension plans are made to plans that are in “endangered status” as defined by the PPA.

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

The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “Pension Relief Act”) was signed into law in June 2010. The Pension Relief Act includes provisions that may provide funding relief for multiemployer pension plans that satisfy certain solvency requirements. The Company has not received information from the multiemployer plan administrators regarding the impact, if any, of the Pension Relief Act on the funded status of the multiemployer pension plans to which ABF contributes. Due to their funded positions, certain plans may not be eligible for funding relief provisions of the Pension Relief Act because of the solvency requirements under the law.

ABF’s participation in multiemployer pension plans is outlined in the table below. The multiemployer pension funds listed separately in the table represent funds which are individually significant to ABF based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in ABF’s analysis of individually significant funds to be separately disclosed. ABF’s current collective bargaining agreement with the IBT, which expires March 31, 2013, requires contributions to all of these multiemployer plans.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)			Surcharge
	EIN/Pension	Zone Status (b)		Pending/	($ thousands)			Imposed
Legal Name of Plan	Plan Number (a)	2011	2010	Implemented (c)	2011	2010	2009	(e)

Central States, Southeast and Southwest Areas Pension Fund	36-6044243	Red	Red	Implemented(1)	$70,579	$65,091	$54,679	No

Western Conference of Teamsters Pension Plan	91-6145047	Green	Green	No(2)	20,807	18,268	15,511	No

Central Pennsylvania Teamsters Defined Benefit Plan	23-6262789	Green	Yellow	Implemented(3)	12,022	10,827	9,892	No

I. B. of T. Union Local No. 710 Pension Fund(4)	36-2377656	Yellow(5)	Green(6)	No	9,265	8,207	7,360	No

All other plans in the aggregate					20,168	18,220	16,474
Total multiemployer pension contributions paid(7)					$132,841	$120,613	$103,916

Table Heading Definitions

(a)           The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three-digit plan number, if applicable.

(b)           Unless otherwise noted, the most recent PPA zone status available in 2011 and 2010 is for the plan’s year-end status at December 31, 2010 and 2009, respectively. The zone status is based on information that ABF received from the plan and is certified by the plan’s actuary.

(c)           The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.

(d)           Contribution amounts reflect payments made in the respective year and differ from amounts expensed during the year, which are disclosed in total within Note I.

(e)           Surcharge column indicates if a surcharge was paid by the employer to the plan.

(1)          Adopted a rehabilitation plan effective March 25, 2008 and updated rehabilitation plans effective December 31, 2010 (as further discussed in Note I) and December 31, 2011.  Utilized amortization extension effective December 31, 2003.

(2)          Utilized amortization extension to calculate the zone status beginning with the January 1, 2011 actuarial valuation.

(3)          Adopted funding improvement plan effective November 19, 2009.

(4)          Pension Protection Act zone status relates to plan years February 1, 2010 - January 31, 2011 and February 1, 2009 - January 31, 2010.

(5)          Certified as “endangered” status for the plan year beginning February 1, 2010. The Plan adopted a funding improvement plan effective December 25, 2010. The Plan was subsequently certified on February 1, 2011 as being in “neither endangered nor critical” status. Therefore, it never implemented the Funding Improvement Plan as required for plans certified as “endangered.”

(6)          Certified as “endangered” for the plan year beginning February 1, 2009. Under Section 204 of the Recovery Act, the Trustees elected to apply the Plan’s 2008 funded status, which was “neither endangered nor critical,” to the 2009 plan year.

(7)          Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits and the specific funding structure, which differs among funds. The pension contribution rate for contractual employees increased an average of 3.6%, 9.6% and 11.4% effective primarily on August 1, 2011, 2010 and 2009, respectively. The year-over-year increases in multiemployer pension plan contributions presented above were also influenced by growth in ABF’s business levels.

ABF was listed in the funding notices of its individually significant multiemployer pension funds as providing more than 5% of the total contributions for the following funds and for the most recent plan years available.

Plan Years in which ABF’s Plan Contributions Exceeded
Pension Fund	More Than 5 Percent of Total Contributions

Central States, Southeast and Southwest Areas Pension Fund	Plan years ended December 31, 2010 and 2009
Central Pennsylvania Teamsters Defined Benefit Plan	Plan years ended December 31, 2010 and 2009
I. B. of T. Union Local No. 710 Pension Fund	Plan years ended January 31, 2011 and 2010

For 2011, 2010 and 2009, 50% to 55% of ABF’s multiemployer pension contributions were made to the Central States Pension Fund. The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in critical status in accordance with the

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

PPA. ABF’s current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remained in critical status with a funded percentage of 63.4%. In accordance with PPA requirements, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010, which implements additional measures to improve the plan’s funded level, including establishing a minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. The updated rehabilitation plan also effectively caps the required pension contribution rates at the current levels for the rate class applicable to the National Master Freight Agreement (the “NMFA”); however, any changes to scheduled contribution rate increases under the current labor agreement, which ends on March 31, 2013, would be subject to approval by the bargaining parties. For the August 1, 2011 contractual increase, the supplemental negotiating committee associated with the Central States Pension Fund requested a $0.20 per hour increase for the related health and welfare fund and no increase for the pension fund.

In 2005, the IRS granted an extension of the period of time over which the Central States Pension Fund amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the fund. Due, in part, to the decline in asset values associated with the investment losses in the financial markets during 2008, the funded level of the Central States Pension Fund dropped below the targeted funding ratio set forth as a condition of the ten-year amortization extension beginning with the January 1, 2009 actuarial valuation. However, the amortization extension granted by the IRS in 2005 expressly indicated that modifications of conditions would be considered in the event of unforeseen market fluctuations which cause the plan to fail the funded ratio condition for a certain plan year. Based on information currently available to the Company, the Central States Pension Fund has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event that the IRS revokes the extension, revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF’s share of the resulting funded deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of events that would require recognition of liabilities for ABF’s share of a funded deficiency is remote.

Other multiemployer pension plans in which ABF participates, including the plans previously outlined in the table within this note, have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funded status as required by the PPA. The Company believes that the contribution rates under ABF’s collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which ABF participates. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional contribution requirements on ABF in the form of a surcharge of an additional 5% to 10%. However, under the current collective bargaining agreement, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase ABF’s overall contribution obligation.

ABF contributes to 42 multiemployer health and welfare plans which provide healthcare benefits for active employees and retirees covered under ABF’s labor agreements. The contribution rate for health and welfare benefits increased by an average of 4.1%, 3.8% and 3.1% primarily on August 1, 2011, 2010 and 2009, respectively, under ABF’s current collective bargaining agreement with the IBT. Other than changes in rates and time worked, there have been no significant changes that affect the comparability of the 2011, 2010 and 2009 multiemployer health and welfare contributions.

ABF’s aggregate expense related to contributions to the multiemployer health, welfare and pension plans for the years ended December 31 were as follows:

	2011	2010	2009
	($ thousands)

Health and welfare	$112,043	$103,228	$99,282
Pension	131,882	120,154	107,585
Total expense for contributions to multiemployer plans	$243,925	$223,382	$206,867

Under ABF’s current collective bargaining agreement, the combined increase in the contribution rate for health, welfare and pension benefit costs effective August 1, 2012 could be up to $1.00 per hour, or an average increase of 6.3%. If the Central States Pension Fund maintains a contribution rate increase consistent with the August 1, 2011 increase previously discussed, the resulting average increase in the contribution rate for time worked for health, welfare and pension benefits effective

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

August 1, 2012 would be approximately 3.7%. The Company cannot determine with any certainty the minimum contributions which will be required under future collective bargaining agreements for its contractual employees that will become effective after March 31, 2013. Furthermore, the Company cannot predict future requirements or the related amounts thereof, if any, to make additional contributions to multiemployer funds to satisfy existing or future statutory or other contractual obligations, including any requirements to remedy plan funding deficiencies.

NOTE J – STOCKHOLDERS’ EQUITY

Total Comprehensive Loss

	2011	2010	2009
	($ thousands)

Net income (loss)	$6,333	$(32,421)	$(127,522)
Noncontrolling interest in net income of subsidiary	(174)	(272)	(367)
Net income (loss) attributable to Arkansas Best Corporation	6,159	(32,693)	(127,889)

Other Comprehensive Income (Loss):
Change in foreign currency translation, net of tax of (2011 – $69; 2010 – $49; 2009 – $149)	(108)	76	234
Unrecognized net actuarial gain (loss), net of tax of (2011 – $10,804; 2010 – $1,951; 2009 – $2,078)	(27,178)	3,064	3,266
Amortization of unrecognized net periodic benefit costs, net of tax of (2011 – $2,789; 2010 – $3,119; 2009 – $4,376):
Net actuarial loss	4,497	4,819	6,486
Prior service cost (credit)	(115)	(4)	305
Net transition obligation	–	82	82
Pension settlement expense, net of tax of (2011 – $438; 2010 – $69; 2009 – $1,785)	687	109	2,803
Change in fair value of available for sale security, net of tax of (2011 – $70; 2010 – $7; 2009 – $63)	(132)	13	119
Total other comprehensive income (loss)	(22,349)	8,159	13,295
Total comprehensive loss	$(16,190)	$(24,534)	$(114,594)

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2011	2010	2009
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(691)	$(514)	$(639)
Unrecognized net periodic benefit costs(1)	(88,393)	(58,707)	(71,916)
Increase in fair value of available for sale security	–	202	182
Total	$(89,084)	$(59,019)	$(72,373)

After-tax amounts:
Foreign currency translation	$(423)	$(315)	$(391)
Unrecognized net periodic benefit costs(1)	(57,979)	(35,870)	(43,940)
Increase in fair value of available for sale security	–	132	119
Total	$(58,402)	$(36,053)	$(44,212)

(1)          The increase in unrecognized net periodic benefit costs for the year ended December 31, 2011 reflects the impact of a $34.4 million increase ($25.0 million after tax) in the unrecognized net actuarial loss related to the nonunion defined benefit pension plan in 2011. The increase in the unrecognized net actuarial loss is primarily attributable to the decrease in the discount rate used to remeasure the plan obligation at December 31, 2011 and the amount required to adjust the assumed return on plan assets to the actual loss experienced in 2011. The nonunion defined benefit pension plan is discussed further at Note I.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2011		2010		2009
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$788	$0.03	$777	$0.15	$3,847
Second quarter	$0.03	$797	$0.03	$777	$0.15	$3,893
Third quarter	$0.03	$798	$0.03	$786	$0.15	$3,892
Fourth quarter	$0.03	$797	$0.03	$786	$0.15	$3,891

Stockholders’ Rights Plan

Prior to April 30, 2011, the Company had in place a stockholders’ rights plan; however, the plan expired by its terms on April 30, 2011 and was not renewed.

Treasury Stock

The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million; and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2011, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. No shares were repurchased by the Company in 2011, 2010 or 2009.

NOTE K – EQUITY-BASED COMPENSATION

Stock Awards

As of December 31, 2011, the Company had outstanding stock options granted under the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock and restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock or restricted stock units. Any outstanding stock options under the 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of December 31, 2011, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock

A summary of the Company’s restricted stock program, which consists of restricted stock and restricted stock units awarded under the 2005 Plan, is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding – January 1, 2011	991,685	$ 29.46
Granted	334,700	22.49
Vested	(155,700)	37.49
Forfeited	(13,447)	26.24
Outstanding – December 31, 2011	1,157,238	$ 26.43

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The Compensation Committee granted restricted stock and restricted stock units under the 2005 Plan during the years ended December 31, 2011, 2010 and 2009 as follows:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

2011	334,700	$22.49
2010	314,130	$22.57
2009	306,730	$22.55

The fair value of restricted stock that vested in 2011, 2010 and 2009 was $3.9 million, $3.6 million and $1.1 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2011 was $13.2 million, which is expected to be recognized over a weighted-average period of three years.

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option (1)	Exercise Price	Term (Years)	($ thousands)

Outstanding – January 1, 2011	442,357	$27.08
Granted	–	–
Exercised	(34,900)	24.38
Forfeited	(127,032)	27.36
Outstanding – December 31, 2011	280,425	$27.29	1.5	$—

(1)          Options outstanding are vested and available to be exercised.

(2)          The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on December 31, 2011 over the exercise price of the option.

The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2011	2010	2009
	($ thousands)

Intrinsic value of options exercised	$79	$415	$143
Cash proceeds of options exercised	$763	$1,828	$469
Tax benefit of options exercised	$30	$83	$–

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31:

	2011	2010	2009
	($ thousands, except share and per share data)

Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$6,159	$(32,693)	$(127,889)
Effect of unvested restricted stock awards	(249)	(69)	(443)
Adjusted net income (loss)	$5,910	$(32,762)	$(128,332)

Denominator:
Weighted-average shares	25,403,073	25,187,723	25,052,303

Earnings (loss) per common share	$0.23	$(1.30)	$(5.12)

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$6,159	$(32,693)	$(127,889)
Effect of unvested restricted stock awards	(249)	(69)	(443)
Adjusted net income (loss)	$5,910	$(32,762)	$(128,332)

Denominator:
Weighted-average shares	25,403,073	25,187,723	25,052,303
Effect of dilutive securities	–	–	–
Adjusted weighted-average shares and assumed conversions	25,403,073	25,187,723	25,052,303

Earnings (loss) per common share	$0.23	$(1.30)	$(5.12)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the year ended December 31, 2011, outstanding stock awards of 0.9 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the years ended December 31, 2010 and 2009, outstanding stock awards of 0.7 million and 0.6 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share.

NOTE M – OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make operating decisions. Management uses operating revenues, operating expense categories, operating ratios, operating income and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

Certain reclassifications have been made to the prior year’s operating segment data to conform to the presentation of the Company’s operating segments which met the quantitative requirements for separate disclosure for the year ended December 31, 2011. There was no impact on consolidated total assets, operating income or loss, or net income or loss attributable to the Company as a result of these reclassifications.

For the year ended December 31, 2011, the following operating segments of the Company met the quantitative thresholds for reportable segment disclosure:

•                  Freight Transportation, the Company’s principal operating segment, consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in freight transportation (collectively “ABF”). Freight Transportation

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

was previously reported as the ABF operating segment. ABF Freight System, Inc.’s self-move service operations provided by U-Pack Moving® are also reported in the Freight Transportation segment.

The operations of ABF include, in the aggregate, national, inter-regional and regional transportation of general commodities through standard, expedited and guaranteed LTL services. ABF is headquartered in Fort Smith, Arkansas. The ABF transportation system operates throughout North America, providing direct service to over 98% of the cities in the United States having a population of 30,000 or more. ABF also offers global customizable supply chain solutions and provides motor carrier services in Canada, Puerto Rico and, through arrangements with other trucking companies, in Mexico.

•                  Truck Brokerage and Management represents the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The results of Truck Brokerage and Management were previously managed through and included in the ABF operating segment. Prior period amounts related to this segment have been reclassified from Freight Transportation to conform to the current year’s presentation.

•                  Emergency and Preventative Maintenance represents FleetNet America, Inc., the subsidiary of the Company which provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers. Prior period results of this segment have been reclassified from the Company’s operations other than ABF to conform to the current year’s presentation.

•                  Special Services Logistics includes Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries which provide transportation, warehousing and delivery services to the consumer, corporate and military household goods moving markets. These subsidiaries were previously reported in the Company’s operations other than ABF, and prior period amounts related to this segment have been reclassified to conform to the current year’s presentation.

Albert Companies, Inc. provides moving, storage and relocation services. Moving Solutions, Inc. provides sales, marketing, information technology and customer service to facilitate the Company’s moving businesses. Certain costs incurred by Special Services Logistics in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. The segment revenue and expense associated with these allocations are eliminated in consolidation.

The Company’s other business activities and operating segments that are not reportable include Arkansas Best Corporation, the parent holding company, and certain other subsidiaries. Certain costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table reflects reportable operating segment information for the years ended December 31:

	2011	2010	2009
	($ thousands)
OPERATING REVENUES
Freight Transportation	$1,730,773	$1,514,108	$1,371,055
Truck Brokerage and Management	25,429	19,241	13,363
Emergency and Preventative Maintenance	92,554	74,927	59,568
Special Services Logistics(1)	85,611	63,733	30,525
Other and eliminations	(26,758)	(14,145)	(1,610)
Total consolidated operating revenues	$1,907,609	$1,657,864	$1,472,901

OPERATING EXPENSES AND COSTS
Freight Transportation(2)
Salaries, wages and benefits	$1,061,213	$1,004,267	$969,912
Fuel, supplies and expenses	333,779	262,420	221,584
Operating taxes and licenses	45,469	43,539	42,314
Insurance	24,490	18,745	20,352
Communications and utilities	15,118	14,655	14,393
Depreciation and amortization	70,810	68,695	72,180
Rents and purchased transportation	169,212	154,119	126,159
Gain on sale of property and equipment	(2,370)	(1,338)	(1,412)
Pension settlement expense	1,125	178	4,588
Goodwill impairment charge	–	–	63,958
Other	8,318	8,568	7,328
Total Freight Transportation operating expenses and costs	1,727,164	1,573,848	1,541,356
Truck Brokerage and Management(2)	23,539	17,868	11,527
Emergency and Preventative Maintenance	89,572	72,208	58,668
Special Services Logistics(1)	82,893	62,014	28,247
Other and eliminations	(25,318)	(13,529)	1,809
Total consolidated operating expenses and costs	$1,897,850	$1,712,409	$1,641,607

OPERATING INCOME (LOSS)
Freight Transportation(2)	$3,609	$(59,740)	$(170,301)
Truck Brokerage and Management(2)	1,890	1,373	1,836
Emergency and Preventative Maintenance	2,982	2,719	900
Special Services Logistics(1)	2,718	1,719	2,278
Other and eliminations	(1,440)	(616)	(3,419)
Total consolidated operating income (loss)	$9,759	$(54,545)	$(168,706)

OTHER INCOME (EXPENSE)
Interest and dividend income	$1,069	$1,194	$2,853
Interest expense and other related financing costs	(3,953)	(2,852)	(2,389)
Other, net(3)	2,618	2,406	2,724
	(266)	748	3,188
INCOME (LOSS) BEFORE INCOME TAXES	$9,493	$(53,797)	$(165,518)

(1)	The Special Services Logistics segment was established in the second quarter of 2009.
(2)

The measurement of operating income for the Truck Brokerage and Management operating segment was changed in 2010 to include certain intercompany cost allocations. While it is impracticable to recalculate the cost allocations for all prior year periods, management estimated such amounts to be approximately $0.2 million in 2010 and $0.5 million in 2009. If the segment information was presented on a comparable basis for all periods, Truck Brokerage and Management operating expenses and costs would increase by $0.2 million in 2010 and $0.5 million in 2009 with corresponding decreases in operating income for those years, and Freight Transportation operating expenses and costs would decrease by the same amounts with corresponding increases in operating income for those years.

(3)	Other, net includes gains on cash surrender value and proceeds of life insurance policies.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table provides asset, capital expenditure and depreciation and amortization information by reportable operating segment:

	2011	2010	2009
	($ thousands)
ASSETS
Freight Transportation	$600,239	$565,461	$579,492
Truck Brokerage and Management	6,225	5,250	4,429
Emergency and Preventative Maintenance	13,634	12,373	9,559
Special Services Logistics	20,687	18,016	15,721
Other and eliminations(1)	275,435	259,851	260,345
	$916,220	$860,951	$869,546

CAPITAL EXPENDITURES, GROSS
Freight Transportation(2)	$78,875	$44,637	$47,048
Truck Brokerage and Management	163	12	–
Emergency and Preventative Maintenance	307	311	334
Special Services Logistics	480	209	115
Other and eliminations	3,812	2,596	1,092
	$83,637	$47,765	$48,589

DEPRECIATION AND AMORTIZATION EXPENSE
Freight Transportation	$70,810	$68,695	$72,180
Truck Brokerage and Management	154	153	–
Emergency and Preventative Maintenance	476	514	501
Special Services Logistics	332	323	243
Other and eliminations	1,970	1,880	2,302
	$73,742	$71,565	$75,226

(1)

Includes certain assets held by the parent holding company for strategic reasons, including unrestricted and restricted cash, cash equivalents and short-term investments, as well as certain assets held for the benefit of multiple segments including land and structures of the Company’s corporate headquarters and information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments.

(2)	Includes assets acquired through capital leases and notes payable of $30.4 million, $36.3 million and $0.5 million in 2011, 2010 and 2009, respectively.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2011 and 2010:

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ thousands, except share and per share data)

Operating revenues	$434,931	$498,550	$510,887	$463,241
Operating expenses and costs	456,923	489,552	489,769	461,606
Operating income (loss)	(21,992)	8,998	21,118	1,635
Other income (expense) – net	1,859	(378)	(2,045)	299
Income tax provision (benefit)	(7,346)	3,169	6,808	530
Net income (loss)	$(12,787)	$5,451	$12,265	$1,404
Less: noncontrolling interest in net income of subsidiary	21	153	–	–

Net income (loss) attributable to Arkansas Best Corporation	$(12,808)	$5,298	$12,265	$1,404

Earnings (loss) per common share(1)
Basic	$(0.51)	$0.20	$0.46	$0.05
Diluted	$(0.51)	$0.20	$0.46	$0.05

Average common shares outstanding
Basic	25,296,854	25,411,339	25,421,887	25,421,887
Diluted	25,296,854	25,411,942	25,421,887	25,421,887

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	($ thousands, except share and per share data)

Operating revenues	$359,889	$411,347	$445,531	$441,096
Operating expenses and costs	395,155	422,157	447,307	447,790
Operating loss	(35,266)	(10,810)	(1,776)	(6,694)
Other income (expense) – net	437	(617)	806	123
Income tax benefit	(13,458)	(4,079)	(385)	(3,454)
Net loss	(21,371)	(7,348)	(585)	(3,117)
Less: noncontrolling interest in net income (loss) of subsidiary	20	96	164	(8)

Net loss attributable to Arkansas Best Corporation	$(21,391)	$(7,444)	$(749)	$(3,109)

Loss per common share(1)
Basic	$(0.85)	$(0.30)	$(0.03)	$(0.12)
Diluted	(0.85)	(0.30)	(0.03)	(0.12)

Average common shares outstanding
Basic	25,088,473	25,182,579	25,199,123	25,223,986
Diluted	25,088,473	25,182,579	25,199,123	25,223,986

(1)          The Company uses the two-class method for calculating earnings per share. See Note L.

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. Although the outcome of the continued legal proceedings cannot be predicted at this time, ABF Freight System, Inc. will continue to pursue the legal actions and damages which management believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the less-than-truckload industry.

PODS Enterprises, Inc.

On January 12, 2011, PODS Enterprises, Inc. (“PODS”) filed a lawsuit in the United States District Court – Middle District of Florida (the “Court”) against ABF Freight System, Inc. alleging that the use of the term “pods” on the ABF Web site amounts to trademark infringement, dilution and unfair competition under federal and Florida state law. This lawsuit follows the petition filed by ABF Freight System, Inc. to cancel the PODS trademarks with the United States Patent and Trademark Office due to the fact that the use of the term “pod” for a storage container is generic, and that certain registrations are invalid because they describe an element of PODS services. The lawsuit filed by PODS seeks to order the removal of the PODS trademark from the ABF Web site and advertisements, find the trademarks of PODS valid and enforceable and terminate the petition to cancel filed by ABF Freight System, Inc., and award PODS damages in an amount to be proven at trial plus PODS’ legal fees. ABF Freight System, Inc. has denied any liability with respect to these claims and intends to defend itself vigorously. On March 25, 2011, ABF Freight System, Inc. filed an Answer and Counterclaim alleging that PODS violated federal and Florida antitrust laws. On April 15, 2011, PODS filed a response and Motion to Dismiss the lawsuit. On October 17, 2011, the Court entered an order dismissing certain counterclaims and affirmative defenses asserted by ABF Freight System, Inc. ABF Freight System, Inc. continues to assert substantial counterclaims and affirmative defenses which survived the Motion to Dismiss. This litigation matter is in a preliminary stage and, at this time, management is unable to determine the amount of any liability that may result from this matter. Management believes ABF’s usage of pods-related terms has been appropriate, that the legal allegations against ABF Freight System, Inc. are without merit and, although there

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

can be no assurances in this regard, that an unfavorable outcome is unlikely based on the widespread use of the generic term by the public and the industry, the lack of consumer confusion and the defense of “fair use” provided under federal law.

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

At December 31, 2011 and 2010, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million and $1.3 million, respectively, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Arkansas Best Corporation

We have audited Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arkansas Best Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arkansas Best Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Arkansas Best Corporation and our report dated February 28, 2012 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Rogers, Arkansas
February 28, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2012, are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled “2011 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2011 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2011 Fiscal Year-End,” “2011 Option Exercises and Stock Vested,” “2011 Equity Compensation Plan Information,” “2011 Pension Benefits,” “2011 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2012, are incorporated herein by reference.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2011 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2012, are incorporated herein by reference.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2012, are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 24, 2012, are incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 on page 52 of this Form 10-K and is incorporated by reference.

(a)(2)      Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D		Column E		Column F
		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts –		Deductions –		Balance at
Description	of Period	Expenses		Describe		Describe		End of Period
	($ thousands)
Year Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,944	$2,394		$2,667	(a)	$3,048	(b)	$5,957
Allowance for other accounts receivable	$1,254	$(28	)(c)	$–		$–		$1,226
Allowance for deferred tax assets	$2,455	$214		$3,971	(d)	$996	(e)	$5,644

Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,470	$868		$1,640	(a)	$2,034	(b)	$3,944
Allowance for other accounts receivable	$1,149	$105	(c)	$–		$–		$1,254
Allowance for deferred tax assets	$3,013	$1,217		$–		$1,775	(e)	$2,455

Year Ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,513	$2,587		$464	(a)	$3,094	(b)	$3,470
Allowance for other accounts receivable	$1,001	$148	(c)	$–		$–		$1,149
Allowance for deferred tax assets	$838	$2,213		$–		$38	(e)	$3,013

Note a	–	Addition to the allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b	–	Uncollectible accounts written off.
Note c	–	Debited / (credited) to workers’ compensation expense.
Note d	–

Increase in allowance related to the nonunion defined benefit pension plan was recorded in accumulated other comprehensive loss (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Note e	–	Decrease in allowance due to a combination of changes in expectation of increased realization of state net operating losses and expiration of fully reserved state net operating losses.

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

ARKANSAS BEST CORPORATION

Date: February 28, 2012	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer,
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board and Director	February 28, 2012
Robert A. Young III

/s/Judy R. McReynolds	Director, President – Chief Executive Officer	February 28, 2012
Judy R. McReynolds	and Principal Executive Officer

/s/Michael E. Newcity	Vice President – Chief Financial Officer	February 28, 2012
Michael E. Newcity	and Principal Financial Officer

/s/David R. Cobb	Vice President – Controller	February 28, 2012
David R. Cobb	and Principal Accounting Officer

/s/John W. Alden	Director	February 28, 2012
John W. Alden

/s/Fred A. Allardyce	Director	February 28, 2012
Fred A. Allardyce

/s/William M. Legg	Director	February 28, 2012
William M. Legg

/s/John H. Morris	Director	February 28, 2012
John H. Morris

/s/Craig E. Philip	Director	February 28, 2012
Craig E. Philip

/s/Steven L. Spinner	Director	February 28, 2012
Steven L. Spinner

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

4.1#

Arkansas Best Corporation Nonqualified Stock Option Plan, as amended (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 under the Securities Act of 1933 filed with the Commission on December 29, 2000, Commission File No. 333-52970, and incorporated herein by reference).

4.2#

2002 Arkansas Best Corporation Stock Option Plan (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 under the Securities Act of 1933 filed with the Commission on January 29, 2003, Commission File No. 333-102815, and incorporated herein by reference).

10.1

Collective Bargaining Agreement, effective April 1, 2008 through March 31, 2013, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2008, Commission File No. 000-19969, and incorporated herein by reference).

10.2#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.3#

Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.4#

Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.5#

Arkansas Best Corporation 2012 Change in Control Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 30, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.6#

Arkansas Best Corporation Supplemental Benefit Plan, amended and restated, effective August 1, 2009 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.7#

Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009 (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.8#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

FORM 10-K – ITEM 15(a)(3)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

(Continued)

Exhibit
No.
10.9#

Arkansas Best Corporation Voluntary Savings Plan (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.10#

Amendment One to the Arkansas Best Corporation Voluntary Savings Plan (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.11#

The Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.12#

First Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.13#

Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.14#

First Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 23, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.15#

The ABC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.16#

The ABC 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.17#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.18#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.19+

Receivables Loan Agreement, dated as of December 30, 2009, among ABF Freight Funding LLC, as Borrower, ABF Freight System, Inc., as initial Servicer, SunTrust Bank and SunTrust Robinson Humphrey, Inc., as Agent (previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.20

First Amendment to Receivables Loan Agreement, dated as of February 18, 2011 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 22, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.21

Second Amendment to Receivables Loan Agreement, dated as of August 19, 2011 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 19, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.22+

Letter of Credit Agreement, dated December 8, 2009, between PNC Bank, National Association and Arkansas Best Corporation (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

FORM 10-K – ITEM 15(a)(3)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

(Continued)

Exhibit
No.
10.23

Extension of Expiration Date for Committed Line of Credit, dated November 15, 2011, between PNC Bank, National Association and Arkansas Best Corporation (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.24+

Letter of Credit Agreement, dated as of December 9, 2009, between Arkansas Best Corporation and SunTrust Bank (previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.25

Amendment No. 1 to Letter of Credit Agreement, dated as of December 7, 2011, between Arkansas Best Corporation and SunTrust Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2011, Commission File No. 000-19969, and incorporated herein by reference).

10.26

Continuing Reimbursement Agreement for Letters of Credit, dated as of November 12, 2009, between U.S. Bank National Association and Arkansas Best Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.27

Master Lease Agreement, dated as of December 30, 2009, between BB&T Equipment Finance Corporation and ABF Freight System, Inc. (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.28

Master Lease Guaranty, dated as of December 30, 2009, by Arkansas Best Corporation in favor of BB&T Equipment Finance Corporation (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

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

__________

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.
+

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.