Form 10-Q
period 2012-03-31
ARKANSAS BEST CORP /DE/
filed 2012-05-09
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended  March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2012
Common Stock, $0.01 par value	25,462,550 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2012	2011
	(Unaudited)
	($ thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$138,516	$141,295
Short-term investments	45,167	33,960
Restricted cash equivalents and short-term investments	29,544	52,693
Accounts receivable, less allowances (2012 — $5,052; 2011 — $5,957)	150,183	149,665
Other accounts receivable, less allowances (2012 — $1,264; 2011 — $1,226)	7,556	7,538
Prepaid expenses	12,984	11,363
Deferred income taxes	33,643	35,481
Prepaid and refundable income taxes	6,962	6,905
Other	5,958	6,186
TOTAL CURRENT ASSETS	430,513	445,086
PROPERTY, PLANT AND EQUIPMENT
Land and structures	242,665	242,120
Revenue equipment	565,385	569,303
Service, office and other equipment	176,592	174,740
Leasehold improvements	21,758	21,426
	1,006,400	1,007,589
Less allowances for depreciation and amortization	605,150	592,171
	401,250	415,418
OTHER ASSETS	55,424	55,716
	$887,187	$916,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$10,780	$20,836
Accounts payable	67,647	66,517
Income taxes payable	108	169
Accrued expenses	159,295	151,887
Current portion of long-term debt	30,142	24,262
TOTAL CURRENT LIABILITIES	267,972	263,671
LONG-TERM DEBT, less current portion	34,795	46,750
PENSION AND POSTRETIREMENT LIABILITIES	105,241	106,578
OTHER LIABILITIES	12,819	13,751
DEFERRED INCOME TAXES	16,911	19,855
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2012: 27,140,482 shares; 2011: 27,099,819 shares	271	271
Additional paid-in capital	287,478	286,408
Retained earnings	276,149	295,108
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(56,679)	(58,402)
TOTAL STOCKHOLDERS’ EQUITY	449,449	465,615
	$887,187	$916,220

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$440,867	$434,931

OPERATING EXPENSES AND COSTS	463,854	456,923

OPERATING LOSS	(22,987)	(21,992)

OTHER INCOME (EXPENSE)	253	243
Interest and dividend income	(1,142)	(994)
Interest expense and other related financing costs	1,340	2,610
Other, net	451	1,859

LOSS BEFORE INCOME TAXES	(22,536)	(20,133)

INCOME TAX BENEFIT	(4,374)	(7,346)

NET LOSS	(18,162)	(12,787)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	—	21

NET LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(18,162)	$(12,808)

LOSS PER COMMON SHARE
Basic	$(0.71)	$(0.51)
Diluted	$(0.71)	$(0.51)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,455,607	25,296,854
Diluted	25,455,607	25,296,854

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

TOTAL COMPREHENSIVE LOSS	$(16,439)	$(11,698)

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2011	27,100	$271	$286,408	$295,108	1,678	$(57,770)	$(58,402)	$465,615
Net loss				(18,162)				(18,162)
Other comprehensive income							1,723	1,723
Issuance of common stock under share-based compensation plans	40	—	—					—
Tax effect of share-based compensation plans and other			(372)					(372)
Share-based compensation expense			1,442					1,442
Dividends declared on common stock				(797)				(797)
Balances at March 31, 2012	27,140	$271	$287,478	$276,149	1,678	$(57,770)	$(56,679)	$449,449

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)
	($ thousands)
OPERATING ACTIVITIES
Net loss	$(18,162)	$(12,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,320	17,918
Other amortization	57	73
Share-based compensation expense	1,442	1,446
Provision for losses on accounts receivable	275	298
Deferred income tax benefit	(4,301)	(6,606)
Gain on sale of property and equipment	(285)	(95)
Changes in operating assets and liabilities:
Receivables	(859)	(16,174)
Prepaid expenses	(1,621)	(1,840)
Other assets	(153)	(168)
Income taxes	1,793	(974)
Accounts payable, accrued expenses and other liabilities	7,371	12,555
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,877	(6,354)

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2,388)	(2,586)
Proceeds from sales of property and equipment	1,315	612
Purchases of short-term investments	(14,335)	(5,880)
Proceeds from sales of short-term investments	3,185	2,940
Capitalization of internally developed software and other	(1,618)	(1,027)
NET CASH USED IN INVESTING ACTIVITIES	(13,841)	(5,941)

FINANCING ACTIVITIES
Payments on long-term debt	(6,075)	(3,443)
Net change in bank overdraft and other	(10,056)	127
Change in restricted cash equivalents and short-term investments	23,149	(31)
Deferred financing costs	(36)	(127)
Payment of common stock dividends	(797)	(788)
Proceeds from the exercise of stock options	—	763
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,185	(3,499)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,779)	(15,794)
Cash and cash equivalents at beginning of period	141,295	102,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,516	$86,784

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$2,060	$2,145

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider with four reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). The Company’s other reportable operating segments are Truck Brokerage and Management, Emergency and Preventative Maintenance, and Special Services Logistics (see Note I).

ABF represented 91% of the Company’s revenues for first quarter 2012. As of March 2012, approximately 75% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments.

The Company acquired a 75% equity interest in a logistics company included in the Special Services Logistics segment in the second quarter of 2009 and acquired the remaining 25% equity interest in the third quarter of 2011. The noncontrolling interest in net income of the subsidiary was presented on a separate line in the consolidated statement of comprehensive income for the three months ended March 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2011 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments and restricted funds:

	March 31	December 31
	2012	2011
	($ thousands)
Cash and cash equivalents
Cash deposits(1)	$80,127	$98,258
Variable rate demand notes(1)(2)	29,786	29,735
Money market funds(3)	28,603	13,302
	$138,516	$141,295

Short-term investments
Certificates of deposit(1)	$45,167	$33,960

Restricted cash equivalents and short-term investments(4)
Cash deposits(1)	$4,003	$11,842
Money market funds(3)	5,163	5,375
Certificates of deposit(1)	20,378	35,476
	$29,544	$52,693

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

The fair value of the Company’s obligations under its notes payable arrangements approximate the amounts recorded in the consolidated balance sheets at March 31, 2012 and December 31, 2011 (see Note D). Fair value was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 3 of the fair value hierarchy).

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note D), may exceed federally insured limits. At March 31, 2012 and December 31, 2011, cash, cash equivalents and certificates of deposit of $107.8 million and $98.8 million, respectively, were not FDIC insured.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	March 31	December 31
	2012	2011
	($ thousands)

Money market funds(1)	$33,766	$18,677
Equity, bond and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,936	3,614
	$36,702	$22,291

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

NOTE C — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5% although some state rates are much higher and a small number of states do not impose an income tax. The effective tax benefit rates for the three months ended March 31, 2012 and 2011 were 19.4% and 36.5%, respectively. Due to the volatile economy and operating environment, the Company has experienced changes in operating conditions and financial results which have contributed to a large range in the estimate of the annual effective tax rate. Consequently, the income tax benefit for the period was recognized using the year-to-date method. The difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances for deferred tax assets. The most significant factor in the lower tax benefit rate for the three months ended March 31, 2012, compared to the same period of 2011, was an increase in the valuation allowance for deferred tax assets of $4.7 million.

Under generally accepted accounting principles (“GAAP”), the Company must conclude that realization of deferred tax assets is more likely than not in order to avoid recording a valuation allowance for the assets. Various factors must be considered in evaluating the likelihood of realization of these assets. The factors prescribed by GAAP that enter into this determination include whether the Company has taxable income in prior carryback years, the availability of tax planning strategies which would result in realization of deferred tax assets and whether future taxable income will be sufficient to make realization of the deferred tax assets more likely than not. The Company considered these factors in the evaluation of whether realization of deferred tax assets is more likely than not. The Company has no taxable income in recent carryback years and has incurred financial statement losses from operations in recent years, excluding 2011 which was profitable although the amount of operating income was not substantial. For certain types of expenses, a longer carryback period is available by election and that strategy has been considered in the Company’s evaluation of the realizability of deferred tax assets. Recent operating results, including the loss incurred in first quarter 2012, along with the generally weak economy and the Company’s overall operating environment, make projections of future operating results difficult and inherently uncertain. While the Company believes that the deferred tax assets are substantially realizable, the evidence supporting that realization for a portion of those assets does not rise to the level necessary to satisfy the GAAP standard of more likely than not. The Company evaluated the total deferred tax asset under the GAAP requirement and concluded the asset exceeded the amount for which realization is more likely than not, resulting in the increase in the valuation allowance.

During the three months ended March 31, 2012, the Company received refunds of $2.1 million of federal and state taxes paid in prior years, primarily from loss carrybacks, and the Company paid state and foreign income taxes of $0.2 million.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE D — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of capital lease obligations and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	March 31	December 31
	2012	2011
	($ thousands)
Capital lease obligations	$40,488	$44,261
Notes payable	24,449	26,751
	64,937	71,012
Less current portion	30,142	24,262
Long-term debt, less current portion	$34,795	$46,750

The future minimum payments of long-term debt obligations as of March 31, 2012 are shown in the table below.

		Capital Lease	Notes
	Total	Obligations(1)	Payable
	($ thousands)
Due in one year or less	$32,215	$22,265	$9,950
Due after one year through two years	23,750	13,800	9,950
Due after two years through three years	8,396	2,806	5,590
Due after three years through four years	3,213	3,213	—
Due after four years through five years	214	214	—
Due after five years	642	642	—
Total minimum payments	68,430	42,940	25,490
Less amounts representing interest	3,493	2,452	1,041
Present value of net minimum payments included in long-term debt	$64,937	$40,488	$24,449

(1)             Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets held under capital leases or securitized by notes payable were included in property, plant and equipment as follows:

	March 31	December 31
	2012	2011
	($ thousands)
Land and structures (terminals)	$1,794	$1,794
Revenue equipment	91,753	91,925
Service, office and other equipment	1,813	1,813
	95,360	95,532
Less accumulated amortization(1)	32,209	26,759
	$63,151	$68,773

(1)             Amortization of assets under capital leases and notes payable is included in depreciation expense.

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. The securitization agreement, as amended, contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of March 31, 2012 the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of March 31, 2012.

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $103.1 million of availability for the issuance of letters of credit under the LC Agreements of which $50.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During March 2012, the Company reduced the restriction on its cash equivalents and short-term investments under the LC Agreements by transferring $19.6 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of March 31, 2012, the Company had $26.5 million of letters of credit outstanding of which $26.0 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had $40.3 million available as of March 31, 2012 for the issuance of letters of credit under the committed LC Agreements subject to the Company’s compliance with the requirements of issuance. During April 2012, an additional $6.5 million of letters of credit that were collateralized by cash equivalents and short-term investments as of March 31, 2012 were transferred to the uncollateralized bond program and the collateralized funds were released from restriction.

The Company has programs in place with insurance carriers for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. In March 2012, the collateral requirement under the Company’s collateralized bond program was reduced by $3.5 million, allowing the Company to further reduce its restriction on cash equivalents and short-term investments by this amount. As of March 31, 2012, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million collateralized by $3.5 million of restricted short-term investments primarily in certificates of deposit. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $26.4 million as of March 31, 2012.

ABF has a master security agreement to finance the purchase of revenue equipment that provides for funding structured as promissory notes totaling up to $28.5 million. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. ABF has entered into 36-month promissory notes under the master security agreement to finance $22.5 million of revenue equipment, of which $18.9 million was outstanding as of March 31, 2012. ABF had $6.0 million available under the master security agreement as of March 31, 2012. ABF also has revenue equipment financed under separate notes payable arrangements for $6.0 million, of which $5.5 million was outstanding as of March 31, 2012.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE E — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	($ thousands)
Service cost	$2,297	$2,164	$—	$—	$79	$56
Interest cost	2,173	2,489	52	97	187	195
Expected return on plan assets	(3,016)	(3,146)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(48)	(48)
Amortization of net actuarial loss and other	2,692	1,730	51	82	104	28
Net periodic benefit cost	$4,146	$3,237	$103	$179	$322	$231

During the three months ended March 31, 2012, the Company made a $3.0 million voluntary contribution to its nonunion defined benefit pension plan for the 2011 plan year to maintain, as of the January 1, 2012 valuation date, a plan funding target attainment percentage of 80% as determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. In April 2012, the Company made a $15.0 million contribution which exceeds the required minimum contribution to its nonunion defined benefit pension plan for the 2012 plan year.

The Company’s full-year 2012 nonunion defined benefit pension plan expense is estimated to be $16.6 million, compared to $12.9 million for the year ended December 31, 2011. The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan to which the Company may make discretionary contributions on an annual basis.

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

ABF currently contributes to 25 multiemployer pension plans, which vary in size and in funded status. In the event of the termination of certain multiemployer pension plans or if ABF were to withdraw from certain multiemployer pension plans, under current law, ABF would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer plans that enter reorganization status subject contributing employers to an increased contribution requirement, but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan reorganization or plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). As disclosed in the Annual Funding Notice for the 2011 plan year, the actuarial funded percentage of the Central States Pension Fund was 58.9% as of January 1, 2011. ABF received a Notice of Critical Status for the Central States Pension Fund which reported that on

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

March 30, 2012, the plan’s actuary certified that the plan remained in critical status, as defined by the Pension Protection Act of 2006, for the plan year beginning January 1, 2012.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2011 Annual Report on Form 10-K.

NOTE F — STOCKHOLDERS’ EQUITY

Total Comprehensive Loss

	Three Months Ended
	March 31
	2012	2011
	($ thousands)

Net loss	$(18,162)	$(12,787)
Less: noncontrolling interest in net income of subsidiary	—	21
Net loss attributable to Arkansas Best Corporation	(18,162)	(12,808)

Other comprehensive income (loss):
Change in foreign currency translation, net of tax (2012 — $8; 2011 — $9)	13	16
Amortization of unrecognized net periodic benefit costs, net of tax (2012 — $1,089; 2011 — $697):
Net actuarial loss	1,739	1,124
Prior service credit	(29)	(29)
Other	—	(1)
Total other comprehensive income	1,723	1,110
Total comprehensive loss	$(16,439)	$(11,698)

Accumulated Other Comprehensive Loss

	March 31	December 31
	2012	2011
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(670)	$(691)
Unrecognized net periodic benefit costs	(85,594)	(88,393)
Total	$(86,264)	$(89,084)
After-tax amounts:
Foreign currency translation	$(410)	$(423)
Unrecognized net periodic benefit costs	(56,269)	(57,979)
Total	$(56,679)	$(58,402)

Dividends on Common Stock

On April 24, 2012, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 8, 2012.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table is a summary of dividends declared during the applicable quarter:

	2012		2011
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$797	$0.03	$788
Second quarter (2012 amount estimated)	$0.03	$808	$0.03	$797

NOTE G — EQUITY-BASED COMPENSATION

Restricted Stock

A summary of the Company’s restricted stock program is presented below:

		Weighted-Average
		Grant Date
	Shares/Units	Fair Value

Outstanding — January 1, 2012	1,157,238	$26.43
Granted	1,350	18.93
Vested	(49,988)	27.83
Forfeited	—	—
Outstanding — March 31, 2012	1,108,600	$26.35

On April 23, 2012, the Compensation and Nominating/Corporate Governance Committees approved an award of 381,100 restricted stock units to be granted on May 4, 2012.

Stock Options

As of March 31, 2012, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option (1)	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2012	280,425	$27.29
Granted	—	—
Exercised	—	—
Forfeited	(26,200)	26.76
Outstanding — March 31, 2012	254,225	$27.34	1.4	$—

(1)             Options outstanding at March 31, 2012 are vested and available to be exercised.

(2)             The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on March 31, 2012 over the exercise price of the option.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE H — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31
	2012	2011
	($ thousands, except share and per share data)
Basic loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(18,162)	$(12,808)
Effect of unvested restricted stock awards	(34)	(30)
Adjusted net loss	$(18,196)	$(12,838)
Denominator:
Weighted-average shares	25,455,607	25,296,854
Loss per common share	$(0.71)	$(0.51)

Diluted loss per share
Numerator:
Net loss attributable to Arkansas Best Corporation	$(18,162)	$(12,808)
Effect of unvested restricted stock awards	(34)	(30)
Adjusted net loss	$(18,196)	$(12,838)
Denominator:
Weighted-average shares	25,455,607	25,296,854
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,455,607	25,296,854
Loss per common share	$(0.71)	$(0.51)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the three months ended March 31, 2012 and 2011, outstanding stock awards of 0.8 million were not included in the diluted loss per share calculations because their inclusion would have the effect of decreasing the loss per share.

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

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation of the Company’s operating segments. There was no impact on consolidated total assets, operating income or loss, or net income or loss attributable to the Company as a result of these reclassifications.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company’s reportable operating segments are as follows:

•                  Freight Transportation, the Company’s principal operating segment, consists of ABF and ABF’s self-move service operations provided by U-Pack Moving®. Freight Transportation was reported as the ABF operating segment for the three months ended March 31, 2011.

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

•                  Truck Brokerage and Management represents the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The results of Truck Brokerage and Management were managed through and included in the ABF operating segment for the three months ended March 31, 2011. Prior year amounts related to this segment have been reclassified from Freight Transportation to conform to the current year’s presentation.

•                  Emergency and Preventative Maintenance represents FleetNet America, Inc., the subsidiary of the Company which provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers. Prior year results of this segment have been reclassified from the Company’s operations other than ABF to conform to the current year’s presentation.

Emergency roadside services are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in business levels.

•                  Special Services Logistics includes Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries which provide transportation, warehousing and delivery services to the consumer, corporate and military household goods moving markets. These subsidiaries were reported in the Company’s operations other than ABF for the three months ended March 31, 2011. Prior year amounts related to this segment have been reclassified to conform to the current year’s presentation. Certain costs incurred by Special Services Logistics in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. The segment revenue and expense associated with these allocations are eliminated in consolidation.

Operations of the Special Services Logistics segments are impacted by seasonal fluctuations, resulting in higher business levels in second and third quarters as the demand for moving services are typically higher in the summer months.

The Company’s other business activities and operating segments that are not reportable include Arkansas Best Corporation, the parent holding company, and other subsidiaries. Certain costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three months ended March 31:

	2012	2011
	($ thousands)
OPERATING REVENUES
Freight Transportation	$400,555	$397,272
Truck Brokerage and Management	8,039	5,100
Emergency and Preventative Maintenance	22,378	22,277
Special Services Logistics	15,052	15,871
Other and eliminations	(5,157)	(5,589)
Total consolidated operating revenues	$440,867	$434,931

OPERATING EXPENSES AND COSTS
Freight Transportation
Salaries, wages and benefits	$265,517	$262,300
Fuel, supplies and expenses	80,765	79,117
Operating taxes and licenses	10,801	11,421
Insurance	4,884	6,480
Communications and utilities	3,804	3,974
Depreciation and amortization	18,581	17,201
Rents and purchased transportation	36,758	38,355
Gain on sale of property and equipment	(282)	(99)
Other	1,704	1,581
Total Freight Transportation operating expenses and costs	422,532	420,330
Truck Brokerage and Management	7,645	4,715
Emergency and Preventative Maintenance	22,515	21,355
Special Services Logistics	15,844	15,734
Other and eliminations	(4,682)	(5,211)
Total consolidated operating expenses and costs	$463,854	$456,923

OPERATING INCOME (LOSS)
Freight Transportation	$(21,977)	$(23,058)
Truck Brokerage and Management	394	385
Emergency and Preventative Maintenance	(137)	922
Special Services Logistics	(792)	137
Other and eliminations	(475)	(378)
Total consolidated operating loss	$(22,987)	$(21,992)

OTHER INCOME (EXPENSE)
Interest and dividend income	$253	$243
Interest expense and other related financing costs	(1,142)	(994)
Other, net(1)	1,340	2,610
	451	1,859

LOSS BEFORE INCOME TAXES	$(22,536)	$(20,133)

(1)             Other, net includes gains on cash surrender value and proceeds of life insurance policies.

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

PODS Enterprises, Inc.

On March 16, 2012, ABF Freight System, Inc. and PODS Enterprises, Inc. (“PODS”) agreed to a dismissal of the lawsuit filed on January 12, 2011 by PODS in the United States District Court — Middle District of Florida (the “Court”) against ABF Freight System, Inc. The lawsuit, which was previously disclosed in the Company’s Annual Report on Form 10-K, alleged that the use of the term “pods” on the ABF Web site amounted to trademark infringement, dilution and unfair

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

competition under federal and Florida state law. In connection with the dismissal of the lawsuit, ABF Freight System, Inc. and PODS entered into a confidential settlement agreement which included mutual general releases of all damage claims.

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

At March 31, 2012 and December 31, 2011, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider with four reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in freight transportation (collectively “ABF”). The Company’s other reportable operating segments, primarily non-asset-based businesses utilizing the services of third-party providers, are Truck Brokerage and Management, Emergency and Preventative Maintenance, and Special Services Logistics (see Note I to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s 2011 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the financial and operational results presented in the March 31, 2011 Form 10-Q to conform to the current year’s presentation of reportable operating segments.

Results of Operations

Consolidated Results

	Three Months Ended March 31
	2012	2011
	($ thousands, except per share data)

OPERATING REVENUES
Freight Transportation	$400,555	$397,272
Truck Brokerage and Management	8,039	5,100
Emergency and Preventative Maintenance	22,378	22,277
Special Services Logistics	15,052	15,871
Other and eliminations	(5,157)	(5,589)
Total consolidated operating revenues	$440,867	$434,931

OPERATING INCOME (LOSS)
Freight Transportation	$(21,977)	$(23,058)
Truck Brokerage and Management	394	385
Emergency and Preventative Maintenance	(137)	922
Special Services Logistics	(792)	137
Other and eliminations	(475)	(378)
Total consolidated operating loss	$(22,987)	$(21,992)

NET LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(18,162)	$(12,808)

DILUTED LOSS PER SHARE	$(0.71)	$(0.51)

Consolidated revenues for the three months ended March 31, 2012 increased 1.4% compared to the same prior year period, primarily reflecting higher revenues reported in the Freight Transportation and Truck Brokerage and Management segments. Freight Transportation revenues, which represented 91% of the Company’s first quarter 2012 consolidated revenues, were consistent on a per-day basis with first quarter 2011 revenues. Freight Transportation revenues reflect an 11.5% increase in billed revenue per hundredweight, including fuel surcharges, offset by a 10.6% decrease in tonnage per day.

The Company’s first quarter 2012 and first quarter 2011 consolidated operating losses and net losses per common share primarily represent the operating results of ABF reported as the Freight Transportation Segment. The consolidated operating loss for the three months ended March 31, 2012, totaled $23.0 million compared to an operating loss of $22.0 million in the comparable prior year period. The change in operating loss primarily reflects the operating results of the Company’s non-asset-based operating segments of Emergency and Preventative Maintenance and Special Services Logistics, as further discussed in the Non-Asset-Based Segments section of Results of Operations. The Company’s first quarter 2012 year-over-year operating results were impacted by certain items that did not change in accordance with business levels, most significantly the lower tonnage per day experienced by the Freight Transportation segment.

For the three months ended March 31, 2012, the following items impacted the year-over-year consolidated operating loss comparison:

•                  $5.3 million increase in workers’ compensation claims costs. These costs in the Freight Transportation segment were above the ten-year historical average as a percent of revenue due to increased severity on new and existing claims and the impact of unfavorable experience on the ultimate expected development of claims. Workers’ compensation claims costs are accrued when claims are incurred, and, as a result, associated expense may fluctuate depending on the frequency or severity of claims incurred from period to period. Therefore, the higher level of workers’ compensation claims costs in first quarter 2012 is not indicative of future costs.

•                  $4.8 million increase in costs associated with sales, customer service and information technology. The Company is investing in additional sales personnel and information technology to enhance customer service levels at ABF and to more fully develop the Company’s non-asset-based businesses.

•                  $1.7 million increase in pension and retirement expenses. The increase in pension and retirement expenses includes higher expenses for the Company’s nonunion defined benefit pension plan resulting from a historically low discount rate used to remeasure plan obligations at December 31, 2011 and lower than expected returns on pension investments in 2011.

•                  $1.4 million increase in depreciation expenses, primarily in the Freight Transportation segment. Depreciation expense increased in first quarter 2012 due to a higher number of road tractors and trailers acquired in 2011, including higher per unit costs. As reported in the 2011 Form 10-K, full year 2012 consolidated depreciation expenses are expected to be in a range of $80.0 million to $85.0 million compared to $73.7 million in 2011.

•                  $1.6 million decrease in third-party casualty claims costs, primarily in the Freight Transportation segment. While third-party casualty claim costs for the first quarter 2012 were in-line with historical levels as a percent of revenues, these costs in the first quarter of 2011 were negatively impacted by the severity of claims.

In addition to the above items, the consolidated net loss comparison for the three months ended March 31, 2012 versus the same period of 2011 was impacted by the following:

•                  $1.3 million lower income from changes in the cash surrender value of life insurance policies. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $1.3 million in other income within the consolidated statement of comprehensive income for the three months ended March 31, 2012, compared to gains of $2.6 million for the same prior year period.

•                  Consolidated net loss was negatively impacted by a reduction in the effective tax benefit rate from 36.5% in first quarter 2011 to 19.4% in first quarter 2012. The first quarter 2012 effective tax benefit rate was below historical levels because of limitations on the amount of deferred tax assets that could be recorded during the quarter.

Freight Transportation Segment:  ABF Overview

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2011 Annual Report on Form 10-K. The key indicators necessary to understand ABF’s operating results include:

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

For the three months ended March 31, 2012, ABF’s revenue on a per-day basis was consistent with the same period in 2011, but reflected an increase in billed revenue per hundredweight, including fuel surcharges, offset by a decrease in tonnage levels compared to the same prior year period. ABF’s first quarter 2012 operating ratio improved slightly to 105.5% from 105.8% in first quarter 2011. The ABF key performance factors and operating results are discussed in the following paragraphs.

Tonnage

ABF’s tonnage levels for the three months ended March 31, 2012 decreased 10.6% on a per-day basis compared to the same prior year period even though the first quarter of 2011 was negatively impacted by severe weather conditions. ABF has experienced decreases in year-over-year quarterly tonnage comparisons since the third quarter of 2011. The year-over-year tonnage declines have been impacted by ABF’s initiatives to improve account profitability, which led to increases in billed revenue per hundredweight for the same periods, the effect of moderating general economic conditions and comparison to significant tonnage growth experienced in the second half of 2010 through the first quarter of 2011. Although tonnage levels on a per-day basis for the first quarter of 2012 are 7% to 8% above the same periods of 2010 and 2009, during which time ABF experienced a severe freight recession, tonnage per day remains 11.6% below first quarter 2008 levels. During periods of significant tonnage declines, a larger proportion of ABF’s network costs become fixed in nature when maintaining service levels. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will achieve improvements in its current operating results. For the month of April 2012, average daily total tonnage for ABF decreased approximately 9% compared to April 2011 when ABF experienced a year-over-year improvement in tonnage of 16.3%. On a per-day basis, tonnage for April 2012 increased approximately 4% to 5% over March 2012 levels, resulting in the best sequential tonnage trend ABF has experienced between these periods in over 20 years. ABF’s revenues for the month of April 2012 were approximately 3% to 4% below April 2011, reflecting the lower tonnage levels partially offset by an increase in billed revenue per hundredweight, including fuel surcharges.

Pricing

Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight along with changes in other freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix, can affect the average billed revenue per hundredweight measure. Since pricing is established individually by account, ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, industry pricing has been negatively impacted during the recent recessionary periods of lower available tonnage, particularly in 2010 and 2009, when pricing became a primary driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Pricing on ABF’s traditional less-than-truckload (“LTL”) business was adversely impacted during this time in which ABF was not able to adequately secure base LTL rate increases. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase. Since the second quarter of 2011, ABF has experienced improvement in the overall pricing environment.

Approximately 45% of ABF’s business is subject to ABF’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 55% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated contracts. The remaining individually negotiated pricing arrangements are priced in the market considering their unique freight profile and based on value provided by ABF to the customer. Effective July 25, 2011 and October 1, 2010, ABF implemented nominal general rate increases on its LTL base rate tariffs of 6.9% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. For the three month period ended March 31, 2012, prices on accounts subject to annually negotiated contracts increased an average of approximately 5.0% compared to the same period of 2011.

Total billed revenue per hundredweight increased 11.5% during the three months ended March 31, 2012, compared to the same period of 2011. The revenue per hundredweight measure is significantly impacted by fuel surcharges and changes in freight profile factors as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations. Excluding changes in fuel surcharges and freight profile, the percentage increase in average pricing on ABF’s traditional LTL business for the first quarter 2012 was in the mid- to high-single digits compared with the same period of 2011. The pricing improvement was influenced by substantial retention of the July 2011 general rate increase and improvements in contractual and deferred pricing agreements previously mentioned. ABF continues its efforts to increase pricing on underperforming accounts and to adjust inadequate fuel surcharge programs, including transitioning certain nonstandard arrangements to base LTL freight rates. Management believes the actions ABF has taken to improve pricing on existing accounts have had a significant impact on tonnage levels experienced in the first quarter of 2012. There can be no assurances that the current price improvement trend will continue or that efforts to improve pricing will offset the impact of tonnage losses on ABF’s operating results. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. ABF charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. The ABF fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Quarterly Report on Form 10-Q nor shall it be deemed incorporated by reference into this Quarterly Report on Form 10-Q.) Although revenues from fuel surcharges generally more than offset direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges and the effect of fuel surcharges on ABF’s overall rate structure or the total price that ABF will receive from its customers. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. The weekly retail on-highway diesel price per gallon, including taxes, published by the U.S. Department of Energy decreased from a high of $4.76 in July 2008 to a low of $2.02 in March 2009 and increased in subsequent periods to a March 2012 average price of $4.13. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

Throughout the first three months of 2012, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s pricing initiatives, including the transition of certain nonstandard arrangements to base LTL freight rates, have lessened the effect of inadequate fuel surcharge programs. However, there can be no assurances that ABF’s operating results will not be impacted by further changes in fuel prices.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 66.3% and 66.0% of ABF’s revenue for the three months ended March 31, 2012 and  2011, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (the “IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments, as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations. The contractual wage rate increase effective primarily on April 1, 2012 under the NMFA averaged 1.9%. Contractual health, welfare and pension benefit rates under the NMFA are scheduled to increase by an average of 6.3% primarily on August 1, 2012. The total ABF increase in health, welfare and pension benefit costs on August 1, 2012 could be lower if the Central States, Southeast and Southwest Area Pension Fund requests no increase in the contribution rate, which would be consistent with the rate requested effective August 1, 2011.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share, which further limited ABF’s ability to maintain or increase base freight rates to sufficient levels in recent years. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure under the NMFA on its operating results.

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

Freight Transportation Segment: ABF Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Three Months Ended March 31
	2012	2011

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	66.3%	66.0%
Fuel, supplies and expenses	20.2	19.9
Operating taxes and licenses	2.7	2.9
Insurance	1.2	1.6
Communications and utilities	0.9	1.0
Depreciation and amortization	4.6	4.3
Rents and purchased transportation	9.2	9.7
Gain on sale of property and equipment	(0.1)	—
Other	0.5	0.4
	105.5%	105.8%

ABF OPERATING LOSS	(5.5)%	(5.8)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2012(1)	2011(1)	% Change

Workdays	64	63.5

Billed revenue(2) per hundredweight, including fuel surcharges	$27.60	$24.76	11.5%

Pounds	1,457,618,113	1,617,995,450	(9.9)%

Pounds per day	22,775,283	25,480,243	(10.6)%

Shipments per DSY(3) hour	0.481	0.490	(1.8)%

Pounds per DSY(3) hour	640.72	663.83	(3.5)%

Pounds per shipment	1,331	1,354	(1.7)%

Pounds per mile	19.71	20.05	(1.7)%

(1)             Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.

(2)             Billed revenue does not include revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(3)             Dock, street and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenue

ABF’s revenue for the three months ended March 31, 2012 was $400.6 million compared to $397.3 million for the same period in 2011. ABF’s revenue per day for the three months ended March 31, 2012 was relatively consistent with first quarter 2011, primarily reflecting an 11.5% increase in billed revenue per hundredweight, including fuel surcharges, offset by a 10.6% decrease in tonnage per day.

The increase in total billed revenue per hundredweight for the three months ended March 31, 2012 compared to the same period of 2011 was impacted by the general rate increase implemented on July 25, 2011, as well as the pricing initiatives discussed in ABF Overview within the Freight Transportation Segment section of Results of Operations and changes in freight profile, including rated class, pounds per shipment, freight density, length of haul and customer and geographic mix. The increases in total billed revenue per hundredweight also reflect higher fuel surcharge revenue, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index. Excluding increases in fuel surcharges and changes in freight profile, pricing on ABF’s traditional LTL business experienced a mid- to high-single digit percentage increase during the first quarter 2012 compared to the same period of 2011. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF’s decrease in tonnage for the three months ended March 31, 2012 compared to the same period of 2011 was primarily attributable to ABF’s initiatives to improve account profitability, the effect of moderating general economic conditions and comparison to significant year-over-year tonnage growth experienced in the first quarter of 2011. The first quarter 2012 tonnage decline also reflects a decrease in the number of shipments compared to the same prior year period.

ABF Operating Loss

ABF generated operating losses of $22.0 million and $23.1 million for the three months ended March 31, 2012 and 2011, respectively. ABF’s first quarter 2012 operating ratio improved to 105.5% from 105.8% in the first quarter of 2011. The slight improvement in ABF’s operating ratio for the three months ended March 31, 2012 resulted primarily from the increase in revenue related to the previously discussed pricing improvements. The recessionary economic conditions during recent periods and the related impact on tonnage and industry pricing levels continue to have a significant impact on ABF’s operating results. Although ABF experienced improvements in pricing for the three months ended March 31, 2012, ABF’s ability to further improve its operating ratio is dependent on obtaining a competitive cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. As previously discussed in the Consolidated Results section of Results of Operations, the operating results of the Freight Transportation segment in first quarter 2012 were impacted by several items that did not change in accordance with the decline in tonnage levels. For the three months ended March 31, 2012, ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages and benefits, increased $3.2 million, or 0.3% as a percentage of revenue, for the three months ended March 31, 2012, compared to the same period in 2011. The change in salaries, wages and benefits was impacted by a $5.3 million increase in workers’ compensation costs related to increased severity on existing claims and the impact of unfavorable experience on the ultimate expected development of claims. As a percentage of revenue, workers’ compensation costs for the three months ended March 31, 2012 were significantly higher than ABF’s 10-year historical average. Salaries, wages and benefits expenses included a $2.7 million increase related to additional sales and information technology personnel. In addition, salaries, wages and benefits included a $1.2 million increase in pension and retirement costs, primarily due to a historically low discount rate that was used to remeasure plan obligations at December 31, 2011 and lower than expected returns on pension investments in 2011. Labor costs also reflect higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increase effective primarily on April 1, 2011 averaged 1.7%, and the health, welfare and pension benefit rate for contractual employees increased an average of 3.8% effective primarily on August 1, 2011. Under the NMFA, the contractual wage rate increase effective primarily on April 1, 2012 averaged 1.9%.

Although ABF manages costs with business levels, portions of salaries, wages and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. ABF uses shipments per dock, street and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. The productivity measures in the previous table, including decreases in shipments per DSY hour, pounds per DSY hour and pounds per mile compared to the same prior year period, demonstrate the impact of lower tonnage levels on managing labor costs to business levels for the three months ended March 31, 2012.

Fuel, supplies and expenses as a percentage of revenue increased 0.3% for the three months ended March 31, 2012, compared to the same period in 2011. This increase primarily reflects a $0.9 million increase in repairs and maintenance costs associated with new engine technology implemented in 2007 and costs of maintaining older revenue equipment in the ABF fleet. Fuel costs in first quarter 2012 were relatively consistent with the prior year period as the effect of a 10.1% increase in ABF’s average fuel price per gallon, excluding taxes, was offset by the effect of lower business volumes on gallons of fuel consumed.

Operating taxes and licenses decreased 0.2% as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011. This decrease is primarily due to a decrease in fuel taxes resulting from lower fuel usage corresponding to lower tonnage levels during the three month period ended March 31, 2012, compared to the same prior year period.

Insurance costs decreased 0.4% as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the higher severity of third-party casualty claims in first quarter 2011. As a percentage of revenue, third-party casualty expense for the three months ended March 31, 2012 was in-line with ABF’s ten-year historical average.

Depreciation and amortization increased 0.3% as a percentage of revenue for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to a higher number of road tractors and trailers acquired in 2011, primarily in the second half of the year, at higher per unit costs.

Rents and purchased transportation as a percentage of revenue decreased by 0.5% for the three months ended March 31, 2012, compared to the same period of 2011, reflecting lower rail utilization and use of other outside services, partially offset by higher fuel surcharges associated with these services. Rail miles decreased to 12.8% for the three months ended March 31, 2012 from 14.1% for the same period in 2011.

Non-Asset-Based Reportable Operating Segments

The operations of the Company’s non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2011 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics services and the economic influence on the number of shipments or events used to measure changes in business levels.

The following table provides a comparison of key operating statistics for the non-asset-based reportable operating segments for the three months ended March 31:

	2012	2011	% Change

Truck Brokerage and Management Shipments	3,948	2,520	56.7%

Emergency and Preventative Maintenance Events	65,190	71,949	(9.4)%

Special Services Logistics Shipments	3,302	3,628	(9.0)%

Truck Brokerage and Management revenues increased 57.6% for the three months ended March 31, 2012, compared to the same period in 2011. The increase in revenues was related primarily to a 56.7% increase in shipments managed during the first quarter 2012, compared to first quarter 2011, reflecting an expanded customer base. Despite the increase in revenues for the three months ended March 31, 2012, Truck Brokerage and Management’s first quarter operating income of $0.4 million was consistent with the same period of 2011 due primarily to incremental operating investments, including additions of personnel and information technology to support this emerging growth business.

Emergency and Preventative Maintenance revenues increased 0.5% for the three months ended March 31, 2012, compared to the same period in 2011. The minimal revenue growth was impacted by a decrease in customer emergency and maintenance service events of 9.4% in first quarter 2012, due to less severe winter weather conditions compared to the same period of 2011. Emergency and Preventative Maintenance reported an operating loss of $0.1 million in first quarter 2012 versus operating income of $0.9 million for the same period in 2011, with the decline due to lower service events associated with mild winter weather combined with the effect of incremental operating costs, including investment in sales and information technology, to continue expansion of this segment.

Special Services Logistics revenues decreased 5.2% for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a 9.0% decrease in total shipments managed. Special Services Logistics’ operating loss was $0.8 million in first quarter 2012, compared to operating income of $0.1 million in first quarter 2011. The operating results are primarily attributable to the shipment-driven decline in revenue and the investment in operations, primarily additional personnel costs.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents and short-term investments, cash generated by operations and borrowing capacity under its accounts receivable securitization program and notes payable arrangements.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2012	2011
	($ thousands)

Cash and cash equivalents(1)	$138,516	$141,295
Short-term investments, primarily FDIC-insured certificates of deposit	45,167	33,960
Total unrestricted	183,683	175,255
Restricted(2)	29,544	52,693
Total(3)	$213,227	$227,948

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

(3)    Cash, variable rate demand notes and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At March 31, 2012 and December 31, 2011, cash, cash equivalents and certificates of deposit of $107.8 million and $98.8 million, respectively, were not FDIC-insured limits.

Unrestricted cash, cash equivalents and short-term investments increased $8.4 million from December 31, 2011 to March 31, 2012. The first quarter 2012 change in unrestricted cash includes a transfer of $23.1 million from restricted cash equivalents and short-term investments as a result of the reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond program as further discussed in the following Financing Arrangements section. During the three months ended March 31, 2012, cash provided by operations of $4.9 million, cash equivalents and short-term investments on hand, including amounts released from restriction under the letter of credit agreements and surety bond program, were used to fund $1.1 million of capital expenditures net of proceeds from asset sales, pay $10.1 million of bank overdrafts (representing checks issued that are later funded when cleared through banks), repay $6.1 million of long-term debt related to capital leases and notes payable and pay dividends of $0.8 million on Common Stock. Cash provided by operating activities during the three months ended March 31, 2012 was $11.2 million above the same prior year period due to changes in working capital, primarily accounts receivable.

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

Financing Arrangements

The Company has an asset-backed securitization program with SunTrust Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on February 18, 2013, ABF continuously sells a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin. The Company pays annual fees equal to 0.575% of the unused portion of the accounts receivable facility. The securitization agreement, as amended, contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including having consolidated tangible net worth, as defined, of $375.0 million and maintaining certain characteristics of the receivables, such as rates of delinquency, default and dilution. As of March 31, 2012, the Company was in compliance with the covenants. There have been no borrowings under this facility, and the borrowing capacity was at the facility limit of $75.0 million as of March 31, 2012.

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $103.1 million of availability for the issuance of letters of credit under the LC Agreements of which $50.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During March 2012, the Company reduced the restriction on its cash equivalents and short-term investments under the LC Agreements by transferring $19.6 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of March 31, 2012, the Company had $26.5 million of letters of credit outstanding of which $26.0 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had $40.3 million available as of March 31, 2012 for the issuance of letters of credit under the committed LC Agreements subject to the Company’s compliance with the requirements of issuance. During April 2012, an additional $6.5 million of letters of credit that were collateralized by cash equivalents and short-term investments as of March 31, 2012 were transferred to the uncollateralized bond program and the collateralized funds were released from restriction.

The Company has programs in place with insurance carriers for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. In March 2012, the collateral requirement under the Company’s collateralized bond program was reduced by $3.5 million, allowing the Company to further reduce its restriction on cash equivalents and short-term investments by this amount. As of March 31, 2012, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million collateralized by $3.5 million of restricted short-term investments primarily in certificates of deposit. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $26.4 million as of March 31, 2012.

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

ABF has financed the purchase of certain revenue equipment under a master security agreement that provides for funding structured as promissory notes totaling up to $28.5 million. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. ABF had $6.0 million available under the master security agreement as of March 31, 2012. ABF has also financed revenue equipment under separate notes payable arrangements. The future payments due under the notes payable arrangements are shown in Contractual Obligations within this section of MD&A, and the present values of net minimum payments under the note payable are recorded in long-term debt.

The Company will consider utilizing capital lease and promissory note arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company, including capital and operating lease obligations, notes payable, purchase obligations and near-term estimated benefit plan distributions as of March 31, 2012. The Company’s 2011 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years
Capital lease obligations, including interest(1)	$42,940	$22,265	$16,606	$3,427	$642
Notes payable(1)	25,490	9,950	15,540	—	—
Operating lease obligations(2)	49,635	12,614	17,641	10,684	8,696
Purchase obligations(3)	50,236	50,236	—	—	—
Voluntary savings plan distributions(4)	2,936	625	436	136	1,739
Postretirement health expenditures(5)	8,044	587	1,227	1,410	4,820
Deferred salary distributions(6)	9,654	1,262	2,022	1,605	4,765
Supplemental pension distributions(7)	9,403	1,126	—	1,235	7,042
Total	$198,338	$98,665	$53,472	$18,497	$27,704

(1)    Capital lease obligations and notes payable relate primarily to revenue equipment, as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance and taxes.

(2)    While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2012, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $48.0 million for terminal facilities and $1.6 million for other equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(3)    Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to revenue equipment and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2012. The purchase obligations for equipment are included in the Company’s 2012 capital expenditure plan, which is estimated to be in a range of $80.0 million to $90.0 million, net of proceeds from asset sales. The Company’s 2012 capital expenditure plan includes amounts that may be financed under capital leases, notes payable and other secured financing. Actual 2012 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment, as well as the extent of financing available and utilized.

(4)    Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees.

(5)    Represents projected distributions, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $17.7 million as of March 31, 2012.

(6)    Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $6.5 million as of March 31, 2012.

(7)    Represents projected distributions under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The distribution of $1.1 million anticipated in 2012 relates to an officer retirement in 2011, for which the distribution was delayed for six months after retirement in accordance with U.S. Internal Revenue Code Section 409A. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.7 million as of March 31, 2012.

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note E to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Management believes existing cash, cash equivalents and short-term investments, cash generated by operations, and amounts available under the accounts receivable securitization program and notes payable arrangements will be sufficient for the foreseeable future to maintain current operations and finance the Company’s lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Capital leases, notes payable and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

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

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of March 31, 2012.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include future minimum rental commitments, net of noncancelable subleases, of $49.6 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Balance Sheet Changes

Bank Overdraft and Drafts Payable: Bank overdraft and drafts payable decreased $10.1 million from December 31, 2011 to March 31, 2012 reflecting timing of when checks that have been issued clear through banks.

Income Taxes

For the three months ended March 31, 2012, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and changes in valuation allowances for deferred tax assets. The Company’s effective tax benefit rate for the three months ended March 31, 2012 was 19.4%, compared to a tax benefit rate of 36.5% for the three months ended

March 31, 2011. The Company made $0.2 million of foreign and state tax payments during the three months ended March 31, 2012 and received refunds of $2.1 million of federal and state taxes paid in prior years primarily from loss carrybacks allowed by the Internal Revenue Code and certain states.

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors will likely cause the full year 2012 tax rate to vary significantly from the statutory rate. Specifically, as discussed below, continued losses would further limit the Company’s ability to recognize deferred tax assets, which results in a lower tax benefit rate, as occurred in the first quarter of 2012.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2012 may be less than tax benefits that may be recorded related to any continuing operating losses, although these tax benefits may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not, as occurred in the first quarter of 2012.

At March 31, 2012, the Company had gross deferred tax assets of $107.8 million, gross deferred tax liabilities of $80.8 million and a valuation allowance of $10.3 million, resulting in net deferred tax assets of $16.7 million. Under generally accepted accounting principles (“GAAP”), the Company must conclude that realization of deferred tax assets is more likely than not in order to avoid recording a valuation allowance for the assets. Various factors must be considered in evaluating the likelihood of realization of these assets. The factors prescribed by GAAP that enter into this determination include whether the Company has taxable income in prior carryback years, the availability of tax planning strategies which would result in realization of deferred tax assets and whether future taxable income will be sufficient to make realization of the deferred tax assets more likely than not. The Company considered these factors in the evaluation of whether realization of deferred tax assets is more likely than not. The Company has no taxable income in recent carryback years and has incurred financial statement losses from operations in recent years, excluding 2011 which was profitable although the amount of operating income was not substantial. For certain types of expenses, a longer carryback period is available by election and that strategy has been considered in the Company’s evaluation of the realizability of deferred tax assets. Recent operating results, including the loss incurred in first quarter 2012, along with the generally weak economy and the Company’s overall operating environment make projections of future operating results difficult and inherently uncertain. While the Company believes that the deferred tax assets are substantially realizable, the evidence supporting that realization for a portion of those assets does not rise to the level necessary to satisfy the GAAP standard of more likely than not. The Company evaluated the total deferred tax asset under the GAAP requirement and concluded the asset exceeded the amount for which realization is more likely than not, resulting in a $4.7 million increase in the valuation allowance for the first quarter of 2012.

The Company would need approximately $47.8 million of future taxable income to realize net deferred tax assets as of March 31, 2012. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which support a significant amount of the deferred tax assets recorded as of March 31, 2012. Under current law, the federal loss carryback period is limited to two years. The Company had taxable income of $88.5 million, $122.1 million, $157.1 million and $99.5 million in 2007, 2006, 2005 and 2004, respectively. The Company filed loss carryback returns and received refunds for losses incurred through the Company’s tax year ended February 28, 2010. In addition, the Company received a refund for the tax year ended February 28, 2011 for certain expense components eligible for a ten-year carryback period.

At March 31, 2012 and December 31, 2011, valuation allowances for deferred tax assets totaled $10.3 million and $5.6 million, respectively. The $4.7 million net increase from December 31, 2011 to March 31, 2012 reflects the $4.9 million increased valuation allowance related to deferred tax assets including federal and state net operating loss carryforwards as discussed in the preceding paragraph, partially offset by a $0.2 million decrease related to foreign tax credit carryforwards and foreign net operating loss carryovers. The need for additional valuation allowances is continually monitored by management.

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

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which, for tax purposes, are generally only deductible when paid. In most recent years, including 2011, financial reporting income exceeded taxable income. For the three months ended March 31, 2012, the financial reporting loss exceeded the tax loss.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2011 Annual Report on Form 10-K. There have been no material changes in these critical accounting policies during the three months ended March 31, 2012. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

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

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay the Company’s operations, damage its reputation and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business was able to be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on the Company’s operations, although there can be no certain assurances that a cyber incident that could have a material impact to the Company could not occur.

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A in regard to the Freight Transportation segment, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact the Company’s operating results. ABF’s contractual wage rates increased primarily on April 1, 2012 and the health, welfare and pension benefit rates are scheduled to increase primarily on August 1, 2012 under the collective bargaining agreement with its union employees. In addition to general effects of inflation, the trucking industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF has also experienced increased costs of operating its revenue equipment, including costs of maintenance and tires. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent economic recession and, although ABF’s base LTL pricing improved during the three months ended March 31, 2012 compared to the same period of 2011, the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

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

Forward-Looking Statements

Statements contained in the MD&A section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, general economic conditions and related shifts in market demand that impact the performance and needs of industries served by the Company’s subsidiaries and limit access of the Company’s customers to adequate financial resources; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges; availability of fuel; availability and cost of reliable third-party services; the timing and amount of capital expenditures; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; governmental regulations and policies; future climate change legislation; availability and cost of capital and financing arrangements; the cost and timing of growth initiatives; the impact of the Company’s brand and corporate reputation; the cost, integration and performance of any future acquisitions; costs of continuing investments in technology and the impact of cyber incidents; weather conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2011, there have been no significant changes in the Company’s market risks as reported in the Company’s 2011 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS.

For information related to the Company’s legal proceedings, see Note J, Legal Proceedings, Environmental Matters and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

The Company’s risk factors are fully described in the Company’s 2011 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)      Recent sales of unregistered securities.

None.

(b)      Use of proceeds from registered securities.

None.

(c)      Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2012, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the three months ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

10.1#

Arkansas Best Corporation 2012 Change in Control Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 30, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.2#

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 9, 2012	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Date: May 9, 2012	/s/ Michael E. Newcity
Michael E. Newcity
Vice President – Chief Financial Officer
and Principal Financial Officer