Form 10-Q
period 2012-06-30
ARKANSAS BEST CORP /DE/
filed 2012-08-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 par value	25,611,945 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2012	2011
	(Unaudited)
	($ thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$53,618	$141,295
Short-term investments	46,619	33,960
Restricted cash equivalents and short-term investments	21,025	52,693
Accounts receivable, less allowances (2012 — $4,484; 2011 — $5,957)	201,668	149,665
Other accounts receivable, less allowances (2012 — $1,429; 2011 — $1,226)	7,541	7,538
Prepaid expenses	15,818	11,363
Deferred income taxes	36,129	35,481
Prepaid and refundable income taxes	6,317	6,905
Other	9,805	6,186
TOTAL CURRENT ASSETS	398,540	445,086
PROPERTY, PLANT AND EQUIPMENT
Land and structures	242,170	242,120
Revenue equipment	595,542	569,303
Service, office and other equipment	117,285	110,511
Software	99,310	64,229
Leasehold improvements	23,000	21,426
	1,077,307	1,007,589
Less allowances for depreciation and amortization	614,335	592,171
	462,972	415,418
GOODWILL	82,604	3,660

INTANGIBLE ASSETS, net	71,222	2,822

OTHER ASSETS	51,693	49,234
	$1,067,031	$916,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$15,327	$20,836
Accounts payable	94,561	66,517
Income taxes payable	220	169
Accrued expenses	163,159	151,887
Current portion of long-term debt	46,282	24,262
TOTAL CURRENT LIABILITIES	319,549	263,671
LONG-TERM DEBT, less current portion	133,796	46,750
PENSION AND POSTRETIREMENT LIABILITIES	91,869	106,578
OTHER LIABILITIES	12,630	13,751
DEFERRED INCOME TAXES	46,820	19,855
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2012: 27,262,457 shares; 2011: 27,099,819 shares	273	271
Additional paid-in capital	287,678	286,408
Retained earnings	287,182	295,108
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(54,996)	(58,402)
TOTAL STOCKHOLDERS’ EQUITY	462,367	465,615
	$1,067,031	$916,220

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$510,543	$498,550	$951,410	$933,481

OPERATING EXPENSES AND COSTS	503,342	489,552	967,196	946,475

OPERATING INCOME (LOSS)	7,201	8,998	(15,786)	(12,994)

OTHER INCOME (EXPENSE)
Interest and dividend income	215	273	469	516
Interest expense and other related financing costs	(1,112)	(932)	(2,255)	(1,927)
Other, net	(220)	281	1,120	2,892
	(1,117)	(378)	(666)	1,481

INCOME (LOSS) BEFORE INCOME TAXES	6,084	8,620	(16,452)	(11,513)

INCOME TAX PROVISION (BENEFIT)	(5,757)	3,169	(10,131)	(4,177)

NET INCOME (LOSS)	11,841	5,451	(6,321)	(7,336)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	—	153	—	174

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$11,841	$5,298	$(6,321)	$(7,510)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.44	$0.20	$(0.25)	$(0.30)
Diluted	$0.44	$0.20	$(0.25)	$(0.30)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,544,455	25,411,339	25,496,871	25,358,130
Diluted	25,544,455	25,411,942	25,496,871	25,358,130

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

TOTAL COMPREHENSIVE INCOME (LOSS)	$13,524	$6,402	$(2,915)	$(5,296)

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2011	27,100	$271	$286,408	$295,108	1,678	$(57,770)	$(58,402)	$465,615
Net loss				(6,321)				(6,321)
Other comprehensive income							3,406	3,406
Issuance of common stock under share-based compensation plans	162	2	(2)					—
Tax effect of share-based compensation plans and other			(2,070)					(2,070)
Share-based compensation expense			3,342					3,342
Dividends declared on common stock				(1,605)				(1,605)
Balances at June 30, 2012	27,262	$273	$287,678	$287,182	1,678	$(57,770)	$(54,996)	$462,367

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2012	2011
	(Unaudited)
	($ thousands)

OPERATING ACTIVITIES
Net loss	$(6,321)	$(7,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,970	35,971
Amortization of intangibles	200	—
Share-based compensation expense	3,342	3,699
Provision for losses on accounts receivable	729	1,122
Deferred income tax benefit	(8,520)	(6,569)
Gain on sale of property and equipment	(516)	(873)
Changes in operating assets and liabilities:
Receivables	(20,885)	(25,756)
Prepaid expenses	1,363	836
Other assets	(452)	269
Income taxes	522	2,417
Accounts payable, accrued expenses and other liabilities	4,740	29,352
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,172	33,132

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(18,401)	(18,766)
Proceeds from sales of property and equipment	2,692	3,370
Purchases of short-term investments	(22,143)	(12,250)
Proceeds from sales of short-term investments	9,555	14,125
Business acquisition, net of cash acquired	(180,793)	—
Capitalization of internally developed software and other	(3,435)	(2,183)
NET CASH USED IN INVESTING ACTIVITIES	(212,525)	(15,704)

FINANCING ACTIVITIES
Borrowings under credit facilities	100,000	—
Payments on long-term debt	(12,303)	(6,994)
Net change in bank overdraft and other	(5,510)	2,797
Change in restricted cash equivalents and short-term investments	31,668	(20)
Deferred financing costs	(1,574)	(133)
Payment of common stock dividends	(1,605)	(1,585)
Proceeds from the exercise of stock options	—	763
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	110,676	(5,172)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,677)	12,256
Cash and cash equivalents at beginning of period	141,295	102,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,618	$114,834

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$7,416	$5,358
Equipment financed under capital leases and notes payable	$21,370	$3,882

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in motor carrier freight transportation (collectively “ABF”). The Company’s other reportable operating segments are Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services (see Note K).

ABF represented 89.0% of the Company’s revenues for six months ended June 30, 2012. As of June 2012, approximately 76% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which became effective April 1, 2008, provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment (see Note K). The results of Panther’s operations since the acquisition date have been included in the accompanying consolidated financial statements. The Company is in the process of assessing the fair values of acquired assets and liabilities and obtaining third-party valuations of certain intangible assets; therefore, the fair value measurements reflected in the accompanying consolidated financial statements are preliminary. See Note C for further discussion of the Panther acquisition.

The Company acquired a 75% equity interest in Albert Companies, Inc. in the second quarter of 2009 and acquired the remaining 25% equity interest in the third quarter of 2011. Albert Companies, Inc. is included in the Household Goods Moving Services segment (which was previously reported as the Special Services Logistics segment). The noncontrolling interest in net income of the subsidiary was presented on a separate line in the consolidated statement of comprehensive income for the six months ended June 30, 2011.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments and restricted funds:

	June 30	December 31
	2012	2011
	($ thousands)
Cash and cash equivalents
Cash deposits(1)	$21,384	$98,258
Variable rate demand notes(1)(2)	16,330	29,735
Money market funds(3)	15,904	13,302
	$53,618	$141,295

Short-term investments
Certificates of deposit(1)	$46,619	$33,960

Restricted cash equivalents and short-term investments(4)
Cash deposits(1)	$4,005	$11,842
Money market funds(3)	1,000	5,375
Certificates of deposit(1)	16,020	35,476
	$21,025	$52,693

(1)             Recorded at cost plus accrued interest, which approximates fair value.

(2)             Amounts may be redeemed on a daily basis with the original issuer.

(3)             Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this note).

(4)             Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note F).

The Company’s long-term investment financial instruments are presented in the table of financial assets measured at fair value within this Note.

The fair value of debt obligations approximate the amounts recorded in the consolidated balance sheets at June 30, 2012 and December 31, 2011 (see Note F). Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 3 of the fair value hierarchy presented within this Note). The Term Loan, which was entered into on June 15, 2012, carries a variable interest rate based on LIBOR plus a margin that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy presented within this Note).

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note F), may exceed federally insured limits. At June 30, 2012 and December 31, 2011, cash, cash equivalents and certificates of deposit of $71.5 million and $98.8 million, respectively, were not FDIC insured.

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

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1):

	June 30	December 31
	2012	2011
	($ thousands)

Money market funds(1)	$16,904	$18,677
Equity, bond and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,819	3,614
	$19,723	$22,291

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

NOTE C — ACQUISITION

On June 15, 2012, the Company acquired 100% of the common stock of Panther for $180.8 million in cash, net of cash acquired, which included a preliminary net working capital adjustment. The acquisition was funded with cash on hand and a $100.0 million secured Term Loan (see Note F). The results of Panther’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. As one of North America’s largest providers of expedited transportation services with expanding service offerings in premium freight logistics and freight forwarding, Panther provides the Company access to a greater portion of the transportation and logistics market. The acquisition of Panther enhances the Company’s end-to-end logistics solutions and expands the Company’s customer base and business diversification. Panther is reported as the Premium Logistics and Expedited Freight Services operating segment (see Note K).

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table summarizes the estimated fair values of the acquired assets and liabilities at the acquisition date. The Company is in the process of assessing the fair value of acquired assets and liabilities and obtaining third-party valuations of certain intangible assets. These fair value assessments require a significant amount of judgment and have not been completed; therefore, the preliminary measurements are subject to change. See further discussion of acquired goodwill and intangibles in Note D.

Preliminary
Allocation
(in thousands)

Accounts receivable	$31,764
Prepaid expenses	5,819
Deferred income taxes	573
Property and equipment (excluding acquired software)	7,450
Software	32,400
Intangible assets	68,600
Other assets	4,295
Total identifiable assets acquired	150,901

Accounts payable	12,265
Accrued expenses and other current liabilities	4,571
Deferred income taxes	32,216
Total liabilities	49,052

Net identifiable assets acquired	101,849
Goodwill	78,944
Cash paid, net of cash acquired	$180,793

The estimated fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.2 million as of June 15, 2012. The Company expects $0.4 million to be uncollectible. The preliminary value assigned to acquired software reflects estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is expected to be amortized on a straight-line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets.

The Panther acquisition has been recorded using the purchase method of accounting and, accordingly, the Panther operations have been included in the Company’s consolidated results of operations since the date of acquisition. Revenues of $10.8 million and net income of $0.2 million related to Panther from the acquisition date through June 30, 2012 were included in the accompanying consolidated statements of comprehensive income. The Company recognized $2.1 million of acquisition related costs in second quarter 2012, which have been included in operating expenses and costs in the accompanying consolidated statements of comprehensive income. For segment reporting purposes, these transaction costs have been reported within “Other.”

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the Panther acquisition had occurred on January 1, 2011:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands, except per share data)

Revenue	$563,889	$559,389	$1,056,486	$1,050,518
Income (loss) before income taxes	$9,494	$10,773	$(13,001)	$(7,299)
Net income attributable to Arkansas Best Corporation	$5,839	$6,689	$(7,657)	$(4,771)
Diluted EPS	$0.22	$0.25	$(0.30)	$(0.19)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The pro forma information is based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies, eliminating sales transactions between the Company and Panther, adjusting amortization expense for the estimated acquired fair value and the amortization periods of software and intangible assets, adjusting interest expense and interest income for the actual financing of the acquisition, eliminating transaction expenses related to the acquisition and the related tax effects of these adjustments. The pro forma information has also been adjusted for the impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition (see Note E). The pro forma information is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings may result from the Panther acquisition, although there can be no assurance that cost savings will be achieved. This pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

		Premium Logistics
	Household Goods	and Expedited
	Moving Services	Freight Services	Total
	($ thousands)

Balance December 31, 2011	$3,660	$—	$3,660
Goodwill acquired — Panther	—	78,944	78,944
Balance June 30, 2012	$3,660	$78,944	$82,604

Goodwill associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. None of the goodwill is deductible for income tax purposes.

Intangible assets consisted of the following as of June 30, 2012:

	Weighted Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)	($ thousands)

Definite-lived intangible assets
Customer relationships	15	$33,600	$130	$33,470
Driver network	3	3,300	70	3,230
	14	36,900	200	36,700

Indefinite-lived intangible assets
Trade name	N/A	31,700	N/A	31,700
Other	N/A	2,822	N/A	2,822
		34,522	N/A	34,522
Total intangible assets	N/A	$71,422	$200	$71,222

Intangible assets, except for the $2.8 million of other indefinite-lived amounts, were acquired in conjunction with the June 2012 acquisition of Panther. The fair values of goodwill and the identifiable intangible assets associated with the Panther acquisition and the applicable amortization periods are preliminary until the final assessment of values has been completed and could change significantly. Intangible amortization expense totaled $0.2 million (all of which pertained to

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

the intangibles acquired in the Panther acquisition) for the three- and six-month periods ended June 30, 2012. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is expected to approximate $2.5 million for 2012 and is anticipated to range between $3 million and $4 million per year for the years ended December 31, 2013 through 2017. Acquired software is expected to be amortized on a straight-line basis over seven years, resulting in approximately $5 million of amortization expense per year.

NOTE E — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are much higher and a small number of states do not impose an income tax. The effective tax benefit rates for the six months ended June 30, 2012 and 2011 were 61.6% and 36.3%, respectively. A reconciliation of the 2012 rate to the statutory federal rate is shown in the table below. For both 2012 and 2011, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, the alternative fuel tax credit and changes in valuation allowances for deferred tax assets. The most significant factor in the higher tax benefit rate for the six months ended June 30, 2012 was an $8.0 million decrease in the valuation allowance related to deferred tax assets, including federal and state net operating loss carryforwards, as discussed in the following paragraph.

The Company evaluated the total deferred tax assets at June 30, 2012 and concluded that the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income and tax planning strategies. The accounting for the purchase of Panther on June 15, 2012 resulted in the recording of substantial net deferred tax liabilities. As of June 30, 2012, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. In addition, taking into account the changes in capitalization as a result of the acquisition, Panther would have had substantial taxable income in recent years. After adjusting historical taxable income for interest expense under the Company’s ownership structure, Panther’s income during the twenty-four-month period ending June 30, 2012 would have exceeded the Company’s pre-tax loss reported for that period, resulting in combined taxable income for purposes of evaluating the need for a valuation allowance. This estimated net combined taxable income in recent periods and the fact that reversing deferred tax liabilities exceeded reversing deferred tax assets as of June 30, 2012 resulted in a change in management’s judgment as to whether a valuation allowance for deferred federal tax assets was required. Therefore, the valuation allowance for deferred tax assets related to federal and state net operating loss carryforwards was decreased by $8.0 million in the quarter ended June 30, 2012.

The alternative fuel tax credit expired on December 31, 2011. The alternative fuel tax credit recorded for the six months ended June 30, 2011 amounted to $0.5 million. During the six months ended June 30, 2012, the Company received refunds of $2.6 million of federal and state taxes paid in prior years, primarily from loss carrybacks, and the Company paid state and foreign income taxes of $0.4 million.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Reconciliation between the effective income tax rate, as computed on loss before income taxes, and the statutory federal income tax rate for the six months ended June 30, 2012 is presented in the following table:

	Six Months Ended
	June 30, 2012
	($ thousands)

Income tax benefit at the statutory federal rate	$(5,758)	(35.0)%
Federal income tax effects of:
Increase in valuation allowances for the three months ended March 31, 2012	4,640	28.2
Reversal of valuation allowances for the three months ended June 30, 2012	(7,973)	(48.5)
Effect of permanent differences and other	(871)	(5.3)
State income taxes	(169)	(1.0)
Total income tax benefit	$(10,131)	(61.6)%

NOTE F — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement further described in Financing Arrangements within this Note and capital lease obligations and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	June 30	December 31
	2012	2011
	($ thousands)

Term Loan (interest rate of 2.0% at June 30, 2012)	$100,000	$—
Capital lease obligations (weighted average interest rate of 4.4% at June 30, 2012)	36,746	44,261
Notes payable (weighted average interest rate of 3.1% at June 30, 2012)	43,332	26,751
	180,078	71,012
Less current portion	46,282	24,262
Long-term debt, less current portion	$133,796	$46,750

During the six months ended June 30, 2012, ABF financed $21.4 million of road tractors under 36-month notes payable agreements.

Scheduled maturities under the Term Loan and notes payable and future minimum payments under capital lease obligations included in long-term debt as of June 30, 2012 were as follows:

		Term	Capital Lease	Notes
	Total	Loan	Obligations(1)	Payable
	($ thousands)

Due in one year or less	$51,115	$12,528	$21,417	$17,170
Due after one year through two years	43,639	14,611	11,620	17,408
Due after two years through three years	29,633	16,779	2,497	10,357
Due after three years through four years	21,559	18,888	2,433	238
Due after four years through five years	46,135	45,919	216	—
Due after five years	587	—	587	—
Total payments	192,668	108,725	38,770	45,173
Less amounts representing interest	12,590	8,725	2,024	1,841
Long-term debt	$180,078	$100,000	$36,746	$43,332

(1)             Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Assets held under capital leases or securitized by notes payable were included in property, plant and equipment as follows:

	June 30	December 31
	2012	2011
	($ thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	111,892	91,925
Service, office and other equipment	1,813	1,813
	115,499	95,532
Less accumulated amortization(1)	38,470	26,759
	$77,029	$68,773

(1)             Amortization of assets under capital leases and notes payable is included in depreciation expense.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly installment payments commencing September 30, 2012 (in accordance with terms of the Credit Agreement), with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of June 30, 2012 the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

On June 15, 2012, the Company terminated its accounts receivable securitization program with SunTrust Bank. There were no borrowings made during the term of the program, which became effective December 30, 2009, and no borrowings outstanding under the program on the date of termination. The Company paid no penalties to terminate the program.

On June 15, 2012, the Company entered into a replacement accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2012 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The securitization agreement includes a provision under which the Company may request standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of June 30, 2012, standby letters of credit of $2.2 million have

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

been issued under the facility, which reduced the available borrowing capacity to $72.8 million and released $2.2 million of cash and short-term investments from restriction under the Company’s collateralized letter of credit facility.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $95.6 million of availability for the issuance of letters of credit under the LC Agreements of which $50.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During the six months ended June 30, 2012, the Company reduced the restriction on its cash equivalents and short-term investments under the LC Agreements by transferring $26.1 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of June 30, 2012, the Company had $20.0 million of letters of credit outstanding of which $17.3 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had $49.0 million available as of June 30, 2012 for the issuance of letters of credit under the committed LC Agreements subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with insurance carriers for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of June 30, 2012, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million collateralized by $3.7 million of restricted short-term investments primarily in certificates of deposit. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $36.6 million as of June 30, 2012.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	($ thousands)

Service cost	$2,297	$2,164	$—	$—	$78	$56
Interest cost	2,173	2,488	53	96	188	196
Expected return on plan assets	(3,016)	(3,146)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Amortization of net actuarial loss and other	2,692	1,730	50	82	104	28
Net periodic benefit cost	$4,146	$3,236	$103	$178	$323	$233

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	($ thousands)

Service cost	$4,594	$4,328	$—	$—	$157	$112
Interest cost	4,346	4,977	105	193	375	391
Expected return on plan assets	(6,032)	(6,292)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(95)	(95)
Amortization of net actuarial loss and other	5,384	3,460	101	164	208	56
Net periodic benefit cost	$8,292	$6,473	$206	$357	$645	$464

During first quarter 2012, the Company made a $3.0 million voluntary contribution to its nonunion defined benefit pension plan for the 2011 plan year to maintain, as of the January 1, 2012 valuation date, a plan funding target attainment percentage of 80% as determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. During second quarter 2012, the Company made a $15.0 million contribution which exceeds the required minimum contribution to its nonunion defined benefit pension plan for the 2012 plan year.

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

Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”). As disclosed in the Annual Funding Notice for the 2011 plan year, the actuarial funded percentage of the Central States Pension Fund was 58.9% as of January 1, 2011. ABF received a Notice of Critical Status for the Central States Pension Fund which reported that on March 30, 2012, the plan’s actuary certified that the plan remained in critical status, as defined by the Pension Protection Act of 2006, for the plan year beginning January 1, 2012.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2011 Annual Report on Form 10-K.

NOTE H — STOCKHOLDERS’ EQUITY

Total Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands)

Net income (loss)	$11,841	$5,451	$(6,321)	$(7,336)
Less: noncontrolling interest in net income of subsidiary	—	153	—	174
Net income (loss) attributable to Arkansas Best Corporation	11,841	5,298	(6,321)	(7,510)

Other comprehensive income:
Change in foreign currency translation, net of tax (2012 — Three-month period $17, Six-month period $9; 2011 — Three-month period $9, Six-month period $18)	(27)	12	(14)	28
Amortization of unrecognized net periodic benefit costs, net of tax (2012 — Three-month period $1,089, Six-month period $2,178; 2011 — Three-month period $697, Six-month period $1,394)
Net actuarial loss	1,739	1,125	3,478	2,249
Prior service credit	(29)	(29)	(58)	(58)
Other, net of tax (2011 — Three-month period $2, Six-month period $2)	—	(4)	—	(5)
Total other comprehensive income	1,683	1,104	3,406	2,214
Total comprehensive income (loss)	13,524	$6,402	(2,915)	$(5,296)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accumulated Other Comprehensive Loss

	June 30	December 31
	2012	2011
	($ thousands)
Pre-tax amounts:
Foreign currency translation	$(714)	$(691)
Unrecognized net periodic benefit costs	(82,795)	(88,393)
Total	$(83,509)	$(89,084)

After-tax amounts:
Foreign currency translation	$(437)	$(423)
Unrecognized net periodic benefit costs	(54,559)	(57,979)
Total	$(54,996)	$(58,402)

Dividends on Common Stock

On July 20, 2012, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of August 3, 2012.

The following table is a summary of dividends declared during the applicable quarter:

	2012		2011
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$797	$0.03	$788
Second quarter	$0.03	$808	$0.03	$797
Third quarter (2012 amount estimated)	$0.03	$807	$0.03	$798

NOTE I — EQUITY-BASED COMPENSATION

Restricted Stock Units

A summary of the Company’s restricted stock unit program is presented below:

Units

Outstanding — January 1, 2012	1,157,238
Granted(1)	385,650
Vested	(211,958)
Forfeited	—
Outstanding — June 30, 2012	1,330,930

(1)             The shares granted during the period had a weighted-average grant date fair value of $14.68 per share.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options

As of June 30, 2012, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option(1)	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2012	280,425	$27.29
Granted	—	$—
Exercised	—	$—
Forfeited	(31,000)	$26.54
Outstanding — June 30, 2012	249,425	$27.38	1.13	—

(1)             Options outstanding at June 30, 2012 are vested and available to be exercised.

(2)             The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on June 30, 2012 over the exercise price of the option.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE J — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands, except share and per share data)
Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$11,841	$5,298	$(6,321)	$(7,510)
Effect of unvested restricted stock awards	(549)	(213)	(75)	(60)
Adjusted net income (loss)	$11,292	$5,085	$(6,396)	$(7,570)

Denominator:
Weighted-average shares	25,544,455	25,411,339	25,496,871	25,358,130

Earnings (loss) per common share	$0.44	$0.20	$(0.25)	$(0.30)

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$11,841	$5,298	$(6,321)	$(7,510)
Effect of unvested restricted stock awards	(549)	(213)	(75)	(60)
Adjusted net income (loss)	$11,292	$5,085	$(6,396)	$(7,570)

Denominator:
Weighted-average shares	25,544,455	25,411,339	25,496,871	25,358,130
Effect of dilutive securities	—	603	—	—
Adjusted weighted-average shares and assumed conversions	25,544,455	25,411,942	25,496,871	25,358,130

Earnings (loss) per common share	$0.44	$0.20	$(0.25)	$(0.30)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For each of the three-month periods ended June 30, 2012 and 2011, outstanding stock awards of 0.9 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the six months ended June 30, 2012 and 2011, outstanding stock awards of 0.8 million and 0.9 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share.

NOTE K — OPERATING SEGMENT DATA

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Certain reclassifications have been made to the prior-year’s operating segment data to conform to the current year presentation of the Company’s operating segments. There was no impact on consolidated total assets, operating income or loss, or net income or loss attributable to the Company as a result of these reclassifications.

The Company’s reportable operating segments are impacted by seasonal fluctuations, as described below, and as a result, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

The Company’s reportable operating segments are as follows:

•                  Freight Transportation, the Company’s principal operating segment, consists of ABF and ABF’s self-move service operations provided by U-Pack Moving®. Freight Transportation was reported as the ABF operating segment in the Company’s June 30, 2011 Quarterly Report on Form 10-Q.

ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels.

•                  Premium Logistics and Expedited Freight Services represents Panther, which the Company acquired on June 15, 2012 (see Note C). The segment provides expedited transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature-controlled, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services and life sciences. The segment provides services to the Freight Transportation and Truck Brokerage and Management segments. Segment revenue and expense associated with these transactions are eliminated in consolidation.

Operations of the Premium Logistics and Expedited Freight Services segment are impacted by seasonal fluctuations. Expedited shipments may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, but hurricanes and other weather events can result in higher demand for expedited services.

•                  Truck Brokerage and Management represents the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The results of Truck Brokerage and Management were managed through and included in the ABF operating segment in the Company’s June 30, 2011 Quarterly Report on Form 10-Q. Prior-year amounts related to this segment have been reclassified from Freight Transportation to conform to the current year’s presentation.

The truck brokerage industry is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels. However, seasonal fluctuations are less apparent in the operating results of Truck Brokerage and Management than in the industry as a whole because of business growth in the segment.

•                  Emergency and Preventative Maintenance represents FleetNet America, Inc., the subsidiary of the Company which provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers. Prior-year results of this segment have been reclassified from the Company’s operations other than ABF to conform to the current year’s presentation.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Emergency roadside services are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in business levels.

•                  Household Goods Moving Services, previously reported as Special Services Logistics, includes Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries which provide transportation, warehousing and delivery services to the consumer, corporate and military household goods moving markets. These subsidiaries were reported in the Company’s operations other than ABF in the Company’s June 30, 2011 Quarterly Report on Form 10-Q. Prior-year amounts related to this segment have been reclassified to conform to the current year’s presentation. Certain costs incurred by Household Goods Moving Services in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. The segment revenue and expense associated with these allocations are eliminated in consolidation.

Operations of the Household Goods Moving Services segments are impacted by seasonal fluctuations, resulting in higher business levels in the second and third calendar quarters of the year as the demand for moving services is typically higher in the summer months.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands)
OPERATING REVENUES
Freight Transportation	$445,740	$452,126	$846,295	$849,398
Premium Logistics and Expedited Freight Services	10,835	—	10,835	—
Truck Brokerage and Management	10,021	6,411	18,060	11,511
Emergency and Preventative Maintenance	30,101	23,341	52,479	45,618
Household Goods Moving Services	20,479	25,241	35,531	41,112
Other and eliminations	(6,633)	(8,569)	(11,790)	(14,158)
Total consolidated operating revenues	$510,543	$498,550	$951,410	$933,481

OPERATING EXPENSES AND COSTS
Freight Transportation
Salaries, wages and benefits	$269,488	$273,065	$535,005	$535,365
Fuel, supplies and expenses	82,893	88,010	163,658	167,127
Operating taxes and licenses	10,823	11,572	21,623	22,993
Insurance	5,587	6,511	10,471	12,991
Communications and utilities	3,464	3,723	7,268	7,697
Depreciation and amortization	19,477	17,341	38,058	34,542
Rents and purchased transportation	44,285	43,170	81,043	81,525
Gain on sale of property and equipment	(231)	(784)	(513)	(883)
Other	2,277	1,920	3,982	3,501
Total Freight Transportation operating expenses and costs	438,063	444,528	860,595	864,858

Premium Logistics and Expedited Freight Services
Purchased transportation	8,247	—	8,247	—
Depreciation and amortization	473	—	473	—
Other	1,635	—	1,635	—
Total Premium Logistics and Expedited Freight Services	10,355	—	10,355	—

Truck Brokerage and Management	9,366	5,843	17,011	10,558
Emergency and Preventative Maintenance	29,407	22,424	51,921	43,779
Household Goods Moving Services	20,314	24,293	36,157	40,028
Other and eliminations	(4,163)	(7,536)	(8,843)	(12,748)
Total consolidated operating expenses and costs	$503,342	$489,552	$967,196	$946,475

OPERATING INCOME (LOSS)
Freight Transportation	$7,677	$7,598	$(14,300)	$(15,460)
Premium Logistics and Expedited Freight Services	480	—	480	—
Truck Brokerage and Management	655	568	1,049	953
Emergency and Preventative Maintenance	694	917	558	1,839
Household Goods Moving Services	165	948	(626)	1,084
Other and eliminations	(2,470)	(1,033)	(2,947)	(1,410)
Total consolidated operating income (loss)	$7,201	$8,998	$(15,786)	$(12,994)

OTHER INCOME (EXPENSE)
Interest and dividend income	$215	$273	$469	$516
Interest expense and other related financing costs	(1,112)	(932)	(2,255)	(1,927)
Other, net(1)	(220)	281	1,120	2,892
	(1,117)	(378)	(666)	1,481

INCOME (LOSS) BEFORE INCOME TAXES	$6,084	$8,620	$(16,452)	$(11,513)

(1)             Other, net includes changes in cash surrender value and proceeds of life insurance policies.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table provides asset information by reportable operating segment:

	June 30	December 31
	2012	2011
	($ thousands)

ASSETS
Freight Transportation	$611,316	$600,239
Premium Logistics and Expedited Freight Services	232,323	—
Truck Brokerage and Management	8,154	6,225
Emergency and Preventative Maintenance	17,721	13,634
Household Goods Moving Services	25,416	20,687
Other and eliminations(1)	172,101	275,435
Total	$1,067,031	$916,220

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

NOTE L — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS AND OTHER EVENTS

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. is studying the ruling and evaluating its options which include, among other avenues, taking a second appeal to the Court of Appeals or refiling the case in the Trial Court.

PODS Enterprises, Inc.

On March 16, 2012, ABF Freight System, Inc. and PODS Enterprises, Inc. (“PODS”) agreed to a dismissal of the lawsuit filed on January 12, 2011 by PODS in the United States District Court — Middle District of Florida (the “Court”) against ABF Freight System, Inc. The lawsuit, which was previously disclosed in the Company’s Annual Report on Form 10-K, alleged that the use of the term “pods” on the ABF Web site amounted to trademark infringement, dilution and unfair competition under federal and Florida state law. In connection with the dismissal of the lawsuit, ABF Freight System, Inc. and PODS entered into a confidential settlement agreement which included mutual general releases of all damage claims.

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

At June 30, 2012 and December 31, 2011, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and other subsidiaries of the Company that are engaged in freight transportation (collectively “ABF”). The Company’s other reportable operating segments, primarily non-asset-based businesses utilizing the services of third-party providers, are Premium Logistics and Expedited Freight Services (Panther Expedited Services, Inc. (“Panther”) acquired on June 15, 2012), Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services (see additional segment description in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s 2011 Annual Report on Form 10-K includes additional information about significant accounting policies, practices and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the financial and operational results that were presented in the June 30, 2011 Form 10-Q to conform to the current year’s presentation of reportable operating segments.

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands)
OPERATING REVENUES
Freight Transportation	$445,740	$452,126	$846,295	$849,398
Premium Logistics and Expedited Freight Services	10,835	—	10,835	—
Truck Brokerage and Management	10,021	6,411	18,060	11,511
Emergency and Preventative Maintenance	30,101	23,341	52,479	45,618
Household Goods Moving Services	20,479	25,241	35,531	41,112
Other and eliminations	(6,633)	(8,569)	(11,790)	(14,158)
Total consolidated operating revenues	$510,543	$498,550	$951,410	$933,481

OPERATING INCOME (LOSS)
Freight Transportation	$7,677	$7,598	$(14,300)	$(15,460)
Premium Logistics and Expedited Freight Services	480	—	480	—
Truck Brokerage and Management	655	568	1,049	953
Emergency and Preventative Maintenance	694	917	558	1,839
Household Goods Moving Services	165	948	(626)	1,084
Other and eliminations	(2,470)	(1,033)	(2,947)	(1,410)
Total consolidated operating income (loss)	$7,201	$8,998	$(15,786)	$(12,994)

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$11,841	$5,298	$(6,321)	$(7,510)

DILUTED EARNINGS (LOSS) PER SHARE	$0.44	$0.20	$(0.25)	$(0.30)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Consolidated revenues for the three and six months ended June 30, 2012 increased 2.4% and 1.9%, respectively, compared to the same prior-year periods, primarily reflecting the revenues of the acquired operations of Panther (reported as the Premium Logistics and Expedited Freight Services segment) since the June 15, 2012 acquisition date. In addition, higher revenues reported by the Truck Brokerage and Management and Emergency and Preventative Maintenance segments contributed to the consolidated revenue growth. Freight Transportation revenues, which represented 89.0% of the Company’s consolidated revenues for the six months ended June 30, 2012, were slightly lower on a per-day basis for the three and six months ended June 30, 2012 compared to the same prior-year periods. The declines in Freight Transportation revenues reflect decreases in tonnage per day of 6.3% and 8.4% for the three and six months ended June 30, 2012, respectively, partially offset by 4.7% and 7.9% increases in billed revenue per hundredweight, including fuel surcharges, for the same periods.

The Company’s consolidated operating results and earnings per share primarily represent the operating results of ABF reported as the Freight Transportation segment. Consolidated operating results and earnings per share for the three- and six- month periods ended June 30, 2012 were impacted by the items identified in the non-GAAP table(1) shown below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands)

Operating Income (Loss)
Amounts on a GAAP basis	$7,201	$8,998	$(15,786)	$(12,994)
Transaction costs(2)	2,129	—	2,129	—
Operating income (loss), as adjusted	$9,330	$8,998	$(13,657)	$(12,994)

Net Income (Loss) Attributable to Arkansas Best Corporation
Amounts on a GAAP basis	$11,841	$5,298	$(6,321)	$(7,510)
Tax benefits(3)	(7,973)	—	(3,333)	—
Transaction costs, after-tax(2)	1,294	—	1,294	—
Net income (loss) attributable to Arkansas Best Corporation, as adjusted	$5,162	$5,298	$(8,360)	$(7,510)

Diluted Earnings (Loss) Per Share
Amounts on a GAAP basis	$0.44	$0.20	$(0.25)	$(0.30)
Tax benefits(3)	(0.31)	—	(0.13)	—
Transaction costs, after-tax(2)	0.05	—	0.05	—
Diluted earnings (loss) per share, as adjusted	$0.18	$0.20	$(0.33)	$(0.30)

(1)       The Company reports its financial results in accordance with generally accepted accounting principles (“GAAP”). However, management believes that certain non-GAAP performance measures and ratios utilized for internal analysis provide financial statement users meaningful comparisons between current and prior-period results, as well as important information regarding performance trends. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results.

(2)       Transaction costs associated with the June 15, 2012 acquisition of Panther Expedited Services, Inc. (See Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

(3)       Tax benefits relate to reductions in deferred tax asset valuation allowances. (See the Income Taxes section within MD&A for further discussion of deferred tax valuation allowances.)

The Company’s year-to-date 2012 operating results were also impacted by certain items that did not change in accordance with business levels:

•                  $7.8 million increase in costs associated with sales, customer service and information technology. The Company is investing in additional sales personnel and information technology to enhance customer service levels in the Freight Transportation segment and to more fully develop the Company’s non-asset-based businesses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

•                  $4.2 million increase in workers’ compensation claims costs. These costs in the Freight Transportation segment were above the ten-year historical average as a percent of revenue due to increased severity on new and existing claims and the impact of unfavorable experience on the ultimate expected development of claims. Workers’ compensation claims costs are accrued when claims are incurred, and, as a result, associated expense may fluctuate depending on the frequency or severity of claims incurred from period to period. Therefore, the higher level of workers’ compensation claims costs in the first half of 2012 is not indicative of future costs.

•                  $3.7 million increase in pension and retirement expenses. The increase in pension and retirement expenses includes higher expenses for the Company’s nonunion defined benefit pension plan resulting from a historically low discount rate used to remeasure plan obligations at December 31, 2011 and lower than expected returns on pension investments in 2011.

•                  $3.5 million increase in depreciation expense in the Freight Transportation segment. Depreciation expense increased in 2012 due to a higher number of road tractors and trailers acquired in 2011 at higher per-unit costs.

•                  $2.6 million decrease in insurance expense in the Freight Transportation segment resulting from lower severity of third-party casualty claims in the first half of 2012 compared to the same prior year period.

In addition to the above items, the consolidated net loss comparison for the six months ended June 30, 2012 versus the same period of 2011 was impacted by $1.6 million lower income from changes in the cash surrender value of life insurance policies. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $1.2 million in other income within the consolidated statement of comprehensive income for the six months ended June 30, 2012, compared to gains of $2.8 million for the same prior-year period.

Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Adjusted EBITDA increased approximately 11% in both the three- and six- month periods of 2012 versus the same prior year periods. Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss) or earnings (loss) per share, as defined by GAAP. Other companies may calculate Adjusted EBITDA differently and, therefore, the Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	($ thousands)

CONSOLIDATED EBITDA
Net income (loss)	$11,841	$5,298	$(6,321)	$(7,510)
Interest expense	1,112	932	2,255	1,927
Income taxes (benefits)	(5,757)	3,169	(10,131)	(4,177)
Depreciation and amortization	20,850	18,053	40,170	35,971
Amortization of share based compensation	1,900	2,253	3,342	3,699
Amortization of net actuarial losses	2,846	1,840	5,693	3,680
EBITDA	32,792	31,545	35,008	33,590
Transaction costs, pre-tax(1)	2,129	—	2,129	—
Adjusted EBITDA	$34,921	$31,545	$37,137	$33,590

(1)       Transaction costs associated with the June 15, 2012 acquisition of Panther. (See Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

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

ABF’s operating performance is generally evaluated by comparison to the same prior-year periods due to seasonal fluctuations which affect tonnage and shipment levels. The key performance factors and operating results of ABF are discussed in the following paragraphs.

For the three and six months ended June 30, 2012, ABF’s revenues on a per-day basis were slightly lower than the same periods in 2011. ABF’s revenues for the three and six months ended June 30, 2012 compared to the same prior-year periods reflected a decrease in tonnage levels partially offset by an increase in billed revenue per hundredweight, including fuel surcharges. ABF’s second quarter operating ratio was 98.3% in both the 2012 and 2011 periods. ABF’s operating ratio was also relatively consistent for the six-month periods ended June 30, improving only slightly to 101.7% in 2012 from 101.8% in the same period of 2011. The ABF key performance factors and operating results are discussed in the following paragraphs.

Tonnage

ABF’s tonnage levels for the three and six months ended June 30, 2012 decreased 6.3% and 8.4%, respectively, on a per-day basis compared to the same prior-year period. ABF has experienced decreases in year-over-year quarterly tonnage comparisons since the third quarter of 2011. The year-over-year tonnage declines have been impacted by ABF’s initiatives to improve account profitability, which led to increases in billed revenue per hundredweight for the same periods, the effect of inconsistent general economic conditions and comparison to significant tonnage growth experienced in the second half of 2010 through the first half of 2011. Although tonnage levels on a per-day basis for the six months ended June 30, 2012 are 4.8% and 11.1% above the same periods of 2010 and 2009, during which time ABF experienced a severe freight recession, tonnage per day remains 10.2% below levels reported in the first six months of 2008. During periods of significant tonnage declines, a larger proportion of ABF’s network costs become fixed in nature when maintaining service levels. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will achieve improvements in its current operating results. While tonnage levels were below the prior year, the percentage decline narrowed in each month of second quarter 2012. For the month of July 2012, average daily total tonnage for ABF decreased approximately 3% compared to July 2011. ABF’s revenues on a per-day basis for the month of July 2012 were slightly lower versus July 2011, reflecting the lower tonnage levels partially offset by an increase in billed revenue per hundredweight, which includes fuel surcharges. ABF’s revenue per hundredweight measure for July was impacted by lower fuel surcharges.

Pricing

Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight along with changes in other freight profile factors such as average shipment size, average length of haul, freight density and customer and geographic mix, can affect the average billed revenue per hundredweight measure. Approximately 40% of ABF’s business is subject to ABF’s base LTL tariffs, which are affected by general rate increases,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

combined with individually negotiated discounts. Rates on the other 60% of ABF’s business are subject to individually negotiated pricing arrangements that are effective at various times throughout the year. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated contracts. The remaining individually negotiated pricing arrangements are priced in the market considering their unique freight profile and based on value provided by ABF to the customer.

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

Since the second quarter of 2011, ABF has experienced improvement in the overall pricing environment. Effective June 25, 2012 and July 25, 2011, ABF implemented nominal general rate increases on its LTL base rate tariffs of 6.9%, although the amounts vary by lane and shipment characteristics. For the six-month period ended June 30, 2012, prices on accounts subject to annually negotiated contracts increased an average of 4% to 5% compared to the same period of 2011.

Total billed revenue per hundredweight increased 4.7% and 7.9%, respectively, during the three and six months ended June 30, 2012, compared to the same periods of 2011. The revenue per hundredweight measure is significantly impacted by fuel surcharges and changes in freight profile factors as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations. Excluding changes in fuel surcharges, freight profile and account mix, the percentage increase in average pricing on ABF’s traditional LTL business for the three and six months ended June 30, 2012 was in the mid-single digits compared with the same periods of 2011. The pricing improvement was influenced by substantial retention of the July 2011 general rate increase and improvements in contractual and deferred pricing agreements previously mentioned. ABF continues its efforts to increase pricing on underperforming accounts and to adjust inadequate fuel surcharge programs, including transitioning certain nonstandard arrangements to base LTL freight rates. Management believes the actions ABF has taken to improve pricing on existing accounts have had a significant impact on tonnage levels experienced year-to-date in 2012. There can be no assurances that the current price improvement trend will continue or that efforts to improve pricing will offset the impact of tonnage losses on ABF’s operating results. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

in subsequent periods to a June 2012 average price of $3.78. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. While the fuel surcharge is one of several components in ABF’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

Throughout the first six months of 2012, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s pricing initiatives, including the transition of certain nonstandard arrangements to base LTL freight rates, have lessened the effect of inadequate fuel surcharge programs. However, ABF’s operating results will continue to be impacted by further changes in fuel prices.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages and benefits, amounted to 60.5% and 63.2% of ABF’s revenue for the three and six months ended June 30, 2012, compared to 60.4% and 63.0% for the same periods in 2011, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the International Brotherhood of Teamsters (the “IBT”). This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments. The contractual wage rate increase effective primarily on April 1, 2012 under the NMFA averaged 1.9%. Contractual health, welfare and pension benefit rates under the NMFA are expected to increase by an average of 4.3% effective primarily on August 1, 2012, assuming that the request by the Central States, Southeast and Southwest Area Pension Fund (the “Central States Pension Fund”) for no increase in the pension contribution rate is approved, which would be consistent with the pension benefit rate effective August 1, 2011.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share, which further limited ABF’s ability to maintain or increase base freight rates to sufficient levels in recent years. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure under the NMFA on its operating results.

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. is studying the ruling and evaluating its options which include, among other avenues, taking a second appeal to the Court of Appeals or refiling the case in the Trial Court. ABF Freight System, Inc. disagrees with the ruling of the Trial Court. Management remains intently focused on initiatives to improve ABF’s cost structure.

Freight Transportation Segment: ABF Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011

ABF OPERATING EXPENSES AND COSTS

Salaries, wages and benefits	60.5%	60.4%	63.2%	63.0%
Fuel, supplies and expenses	18.6	19.5	19.3	19.7
Operating taxes and licenses	2.4	2.6	2.6	2.7
Insurance	1.3	1.4	1.2	1.5
Communications and utilities	0.8	0.8	0.9	0.9
Depreciation and amortization	4.4	3.8	4.5	4.1
Rents and purchased transportation	9.9	9.5	9.6	9.6
Gain on sale of property and equipment	(0.1)	(0.2)	(0.1)	(0.1)
Other	0.5	0.5	0.5	0.4
	98.3%	98.3%	101.7%	101.8%

ABF OPERATING INCOME (LOSS)	1.7%	1.7%	(1.7)%	(1.8)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2012(1)	2011(1)	% Change	2012(1)	2011(1)	% Change

Workdays	63.5	63.5		127.5	127.0

Billed revenue(2) per hundredweight, including fuel surcharges	$27.88	$26.64	4.7	$27.75	$25.72	7.9

Pounds	1,592,971,147	1,700,417,832	(6.3)	3,050,589,260	3,318,413,282	(8.1)

Pounds per day	25,086,160	26,778,234	(6.3)	23,926,190	26,129,238	(8.4)

Shipments per DSY(3) hour	0.481	0.487	(1.2)	0.481	0.489	(1.6)

Pounds per DSY(3) hour	653.01	664.24	(1.7)	647.08	664.04	(2.6)

Pounds per shipment	1,357	1,363	(0.4)	1,344	1,358	(1.0)

Pounds per mile	19.87	19.97	(0.5)	19.80	20.01	(1.0)

(1)             Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.

(2)             Billed revenue does not include the effects of revenue deferral required for financial statement purposes under the Company’s revenue recognition policy.

(3)    Dock, street and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenues for the three and six months ended June 30, 2012 were $445.7 million and $846.3 million, respectively, compared to $452.1 million and $849.4 million for the same periods in 2011. ABF’s revenues per day for the three and six  months ended June 30, 2012 were slightly lower than the same periods of 2011, primarily reflecting decreases in tonnage per day of 6.3% and 8.4% for the three and six-month periods ended June 30, 2012, respectively. ABF’s tonnage declines were partially offset by 4.7% and 7.9% increases in billed revenue per hundredweight, including fuel surcharges, for the three and six-month periods ended June 30, 2012, respectively.

The increases in total billed revenue per hundredweight for the three and six months ended June 30, 2012 compared to the same periods of 2011 were impacted by the general rate increases implemented on July 25, 2011 and June 25, 2012, as well as the pricing initiatives discussed in ABF Overview within the Freight Transportation Segment section of Results of Operations. The increases in total billed revenue per hundredweight were also impacted by changes in fuel surcharges, and freight profile, including rated class, pounds per shipment, freight density, length of haul and customer and geographic mix. Excluding changes in fuel surcharges, freight profile and account mix, average pricing on ABF’s traditional LTL business experienced a mid-single digit percentage increase for the three- and six- month periods ended June 30, 2012, compared to the same periods of 2011. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF’s decreases in tonnage for the three and six months ended June 30, 2012 compared to the same periods of 2011 were primarily attributable to ABF’s initiatives to improve account profitability, the effect of inconsistent general economic conditions and comparison to significant year-over-year tonnage growth experienced in the 2011 periods. The tonnage declines also reflect decreases in the number of shipments during the three and six-month periods ended June 30, 2012 compared to the same prior-year periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Operating Income (Loss)

ABF generated operating income of $7.7 million and operating losses of $14.3 million for the three months and six months ended June 30, 2012, respectively, versus operating income of $7.6 million and operating losses of $15.5 million during the three months and six months ended June 30, 2011, respectively. ABF’s operating ratio of 98.3% for the three months ended June 30, 2012 was consistent with the same prior-year period. ABF’s operating ratio for the six-month period ended June 30 improved slightly to 101.7% in 2012 from 101.8% in the same prior-year period. The impact of recessionary economic conditions during recent periods on tonnage and industry pricing levels continues to have a significant influence on ABF’s operating results. Although ABF experienced improvements in pricing for the six months ended June 30, 2012, ABF’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels and other inflationary increases in cost elements. As previously discussed in the Consolidated Results section of Results of Operations, the operating results of the Freight Transportation segment for the six months ended June 30, 2012 were impacted by several items that did not change in accordance with the decline in tonnage levels. ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages and benefits, increased 0.1% and 0.2% as a percentage of revenue for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Labor costs reflect higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective primarily on April 1, 2012 and 2011 averaged 1.9% and 1.7%, respectively. The health, welfare and pension benefit rate for contractual employees increased an average of 3.8% effective primarily on August 1, 2011. The health, welfare and pension benefit rate effective primarily on August 1, 2012 is expected to rise an average of 4.3%, assuming that no increase in the pension benefit rate for the Central States Pension Fund is approved. Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States Pension Fund. The increase in salaries, wages and benefits as a percentage of revenues for the six months ended June 30, 2012 compared to the same period of 2011 was also impacted by a $4.2 million increase in workers’ compensation costs, as previously discussed in the Consolidated Results section of Results of Operations.

ABF uses shipments per DSY hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Although ABF manages costs with business levels, portions of salaries, wages and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. The challenges of adjusting the cost structure are evidenced by the productivity measures in the previous table, including decreases in shipments per DSY hour, pounds per DSY hour and pounds per mile.

Fuel, supplies and expenses as a percentage of revenue decreased 0.9% and 0.4% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting the effect of the improved yield on revenues combined with the tonnage-driven decline in fuel consumption. The decrease as a percentage of revenue for the three-month period was also impacted by lower fuel prices. ABF’s average fuel price per gallon, excluding taxes, decreased 4.0% for the three-month period ended June 30, 2012, but averaged 2.6% higher during the six-month period ended June 30, 2012 compared to the same prior-year periods.

Operating taxes and licenses decreased 0.2% and 0.1% as a percentage of revenue for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting the effect of improved yield on revenues combined with the impact of the tonnage-driven decline in fuel consumption on fuel taxes.

Insurance costs decreased 0.1% and 0.3% as a percentage of revenue for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower severity of third-party casualty claims in 2012. As a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

percentage of revenue, third-party casualty expense year-to-date as of June 30, 2012 was in-line with ABF’s ten-year historical average.

Depreciation and amortization increased 0.6% and 0.4% as a percentage of revenue for the three and six months ended June 30, 2012, compared to the same periods in 2011, due primarily to the timing of replacing road tractors and trailers and higher per unit costs. In addition, a portion of these costs are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased by 0.4% for the three months ended June 30, 2012, compared to the same period of 2011. The increase was primarily attributable to an increase in amounts paid to service providers associated with Freight Transportation’s import business, higher utilization of rail services and higher fuel surcharges associated with these services. Rail miles increased to 14.6% of total linehaul miles for the three months ended June 30, 2012 compared to 14.0% for the same period in 2011.

Non-Asset-Based Reportable Operating Segments

The operations of the Company’s non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2011 Annual Report on Form 10-K, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q for matters relating to Panther. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics services and the economic influence on the number of shipments or events used to measure changes in business levels.

Premium Logistics and Expedited Freight Services

The Premium Logistics and Expedited Freight Services segment represents the operations of Panther, which was acquired on June 15, 2012. The results of Panther’s operations since the acquisition date through June 30, 2012, including revenues of $10.8 million and operating income of $0.5 million, have been included in the accompanying consolidated financial statements. See Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisition and operating results of Panther.

Truck Brokerage and Management

Truck Brokerage and Management revenues increased 56.3% and 56.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increase in revenues was related primarily to 60.0% and 58.5% increases in shipments managed during the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, reflecting an expanded customer base. Despite the increase in revenues for the three and six months ended June 30, 2012, Truck Brokerage and Management’s operating income of $0.7 million and $1.0 million for the three and six months ended June 30, 2012 was only slightly higher than the same periods of 2011, due primarily to incremental operating investments, including additions of sales and support personnel and information technology to support this emerging growth business.

Emergency and Preventative Maintenance

Emergency and Preventative Maintenance revenues increased 29.0% and 15.0% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The revenue growth was impacted by increases in customer emergency and maintenance service events of 13.1% and 1.8% during the three and six months ended June 30, 2012, respectively, due to the addition of new customers coupled with warmer than normal weather during the second quarter. Emergency and Preventative Maintenance reported operating income of $0.7 million and $0.6 million for the three and six months ended June 30, 2012, respectively, versus operating income of $0.9 million and $1.8 million for the same periods in 2011. The decline in operating income was primarily due to the effect of incremental operating costs, including investment in sales and information technology, to continue expansion of this segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Household Goods Moving Services

Revenues of Household Goods Moving Services (which was previously reported as Special Services Logistics) decreased 18.9% and 13.6% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, primarily due to reduced business volumes for the respective periods, partially offset by higher pricing in the 2012 periods. Total shipments decreased 22.3% and 17.1% for the three and six months ended June 30, 2012 compared to the same prior year periods, primarily reflecting the influence of pricing initiatives, the effect of reduced military moves and comparison to significant shipment growth experienced in the prior year periods. Household Goods Moving Services had operating income of $0.2 million and an operating loss of $0.6 million for the three and six months ended June 30, 2012, respectively, compared to operating income of $0.9 million and $1.1 million for the same periods in 2011. The operating results are primarily attributable to the shipment-driven decline in revenue and incremental investment in operations, primarily additional information technology development and supply chain personnel costs. Although there can be no assurances, management believes that these incremental investments combined with the pricing initiatives, previously mentioned, will result in improved profitability.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents and short-term investments, cash generated by operations and borrowing capacity under its credit agreement, accounts receivable securitization program and notes payable arrangements.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2012	2011
	($ thousands)

Cash and cash equivalents(1)	$53,618	$141,295
Short-term investments, primarily FDIC-insured certificates of deposit	46,619	33,960
Total unrestricted	100,237	175,255
Restricted(2)	21,025	52,693
Total(3)	$121,262	$227,948

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

(3)             Cash, variable rate demand notes and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At June 30, 2012 and December 31, 2011, cash, cash equivalents and certificates of deposit of $71.5 million and $98.8 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents and short-term investments decreased $75.0 million from December 31, 2011 to June 30, 2012. The decrease in unrestricted funds was partially offset by the $31.7 million reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond program during the six months ended June 30, 2012, as further discussed in the following Financing Arrangements section.

During the six months ended June 30, 2012, cash provided by operations of $14.2 million and cash equivalents and short-term investments on hand, were used to fund $80.8 million of the Panther acquisition ($100.0 million of the purchase price was funded through the new Term Loan further described in Financing Arrangements within this section of MD&A), fund $15.7 million of capital expenditures net of proceeds from asset sales, repay $12.3 million of long-term debt related to capital leases and notes payable, pay $5.5 million of bank overdrafts (representing checks issued that are later funded when cleared through banks), pay $1.6 million of financing fees and pay dividends of $1.6 million on Common Stock. Cash provided by operating activities during the six months ended June 30, 2012 was $19.0 million below the same prior-year

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

period primarily due to $18.0 million of contributions to the nonunion defined benefit pension plan compared to no contributions made in the same period of 2011.

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

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly installment payments commencing September 30, 2012 (in accordance with terms of the Credit Agreement), with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of June 30, 2012 the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

On June 15, 2012, the Company terminated its accounts receivable securitization program with SunTrust Bank. There were no borrowings made during the term of the program, which became effective December 30, 2009, and no borrowings outstanding under the program on the date of termination. The Company paid no penalties to terminate the program.

On June 15, 2012, the Company entered into a replacement accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2012 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The securitization agreement includes a provision under which the Company may request and the LC Issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of June 30, 2012, standby letters of credit of $2.2 million have been issued under the facility, which reduced the available borrowing capacity to $72.8 million and released $2.2 million of cash and short-term investments from restriction under the Company’s collateralized letter of credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $95.6 million of availability for the issuance of letters of credit under the LC Agreements of which $50.0 million is committed subject to the Company’s compliance with the requirements of issuance. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During the six months ended June 30, 2012, the Company reduced the restriction on its cash equivalents and short-term investments under the LC Agreements by transferring $26.1 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of June 30, 2012, the Company had $20.0 million of letters of credit outstanding of which $17.3 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had $49.0 million available as of June 30, 2012 for the issuance of letters of credit under the committed LC Agreements subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with insurance carriers for the issuance of surety bonds in support of the self-insurance program mentioned in the previous paragraph. As of June 30, 2012, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million collateralized by $3.7 million of restricted short-term investments primarily in certificates of deposit. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $36.6 million as of June 30, 2012.

Capital Leases and Notes Payable

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

ABF has a master security agreement to finance the purchase of revenue equipment that provides for funding structured as promissory notes totaling up to $28.5 million. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. ABF had $6.0 million available under the master security agreement as of June 30, 2012. ABF has also financed certain revenue equipment under separate notes payable arrangements, including an additional $21.4 million financed during the six months ended June 30, 2012. The future payments due under the notes payable arrangements are shown in Contractual Obligations within this section of MD&A, and the present values of net minimum payments under the note payable are recorded in long-term debt.

The Company will consider utilizing capital lease and promissory note arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company, including Term Loan and capital and operating lease obligations, notes payable, purchase obligations and near-term estimated benefit plan distributions as of June 30, 2012. The Company’s 2011 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Term Loan, including interest(1)	$108,725	$12,528	$31,390	$64,807	$—
Capital lease obligations, including interest(2)	38,770	21,417	14,117	2,649	587
Notes payable, including interest(2)	45,173	17,170	27,765	238	—
Voluntary savings plan distributions(3)	2,819	598	423	131	1,667
Postretirement health expenditures(4)	8,044	587	1,227	1,410	4,820
Deferred salary distributions(5)	9,344	1,230	1,983	1,518	4,613
Supplemental pension distributions(6)	9,403	1,126	—	1,235	7,042
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	56,685	14,782	20,809	11,314	9,780
Purchase obligations(8)	27,761	27,761	—	—	—
Total contractual obligations	$306,724	$97,199	$97,714	$83,302	$28,509

(1)    Represents payments under the Term Loan discussed in Financing Arrangements within this section of MD&A.   The five-year $100.0 million secured Term Loan matures on June 15, 2017 and will be repaid in quarterly installments commencing September 30, 2012.

(2)    Capital lease obligations and notes payable relate primarily to revenue equipment, as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance and taxes.

(3)    Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death or disability of current employees.

(4)    Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $17.8 million as of June 30, 2012.

(5)    Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $6.3 million as of June 30, 2012.

(6)    Represents projected distributions under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The distribution of $1.1 million shown as due within the next 12 months as of June 30, 2012 was paid in July and relates to an officer retirement in 2011, for which the distribution was delayed for six months after retirement in accordance with Internal Revenue Code Section 409A. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.7 million as of June 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(7)    While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2012, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $52.4 million for facilities and $4.3 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance and taxes.

(8)    Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to revenue equipment and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2012. The purchase obligations for equipment are included in the Company’s 2012 capital expenditure plan, which is estimated to be in a range of $80.0 million to $90.0 million, net of proceeds from asset sales. The Company’s 2012 capital expenditure plan includes amounts that may be financed under capital leases, notes payable and other secured financing. Actual 2012 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment, as well as the extent of financing available and utilized.

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Management believes existing cash, cash equivalents and short-term investments, cash generated by operations, and amounts available under the Credit Agreement and accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations and finance the Company’s Term Loan, note and lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Capital leases, notes payable and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

Economic conditions, along with competitive market factors and the related impact on pricing levels that ABF receives for its services, could affect the Company’s ability to generate cash from operations as operating costs increase. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period beginning April 1, 2013 may result in a work stoppage which would have a material adverse effect on the Company’s cash generated from operations.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of June 30, 2012.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations and future minimum rental commitments, net of noncancelable subleases, of $56.7 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, increased $52.0 million from December 31, 2011 to June 30, 2012, due to an increase in business levels in June 2012 compared to December 2011 and the receivables added with the second quarter 2012 acquisition of Panther (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Goodwill and Intangible Assets

Goodwill and intangible assets, less amortization, increased $78.9 million and $68.4 million, respectively, from December 31, 2011 to June 30, 2012, due the second quarter 2012 acquisition of Panther.

Accounts Payable

Accounts payable increased $28.0 million from December 31, 2011 to June 30, 2012, due to an increase in business levels in June 2012 compared to December 2011 and the payables added with the second quarter 2012 acquisition of Panther. Accounts payable also includes $7.4 million in accruals for revenue equipment received as of June 30, 2012.

Accrued Expenses

Accrued expenses increased $11.3 million from December 31, 2011 to June 30, 2012, due to differences in timing of accruals, an increase in workers’ compensation reserves and the balances added with the second quarter acquisition of Panther.

Long-Term Debt and Current Portion of Long-Term Debt

Long-term debt, including the current portion, increased $109.1 million from December 31, 2011 to June 30, 2012, primarily due to the $100.0 million Term Loan outstanding under the Credit Agreement which was entered into to finance the June 2012 acquisition of Panther. Long-term debt also increased as a result of additional ABF revenue equipment financing under notes payable arrangements secured in the second quarter. The Company’s Term Loan and notes payable are further discussed in Financing Arrangements within the Liquidity and Capital Resources section of MD&A.

Income Taxes

The Company’s effective tax benefit rate for the six months ended June 30, 2012 was 61.6%, compared to a tax benefit rate of 36.3% for the six months ended June 30, 2011. As further discussed below, the effective rate during the first six months of 2012 was significantly affected by a reduction of approximately $8.0 million in the valuation allowance for deferred tax assets.

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors will likely cause the full year 2012 tax rate to vary significantly from the statutory rate.

As discussed previously, the Company acquired Panther on June 15, 2012. The accounting for the purchase of Panther resulted in the recording of substantial net deferred tax liabilities. In addition, taking into account the changes in capitalization as a result of the acquisition, Panther has had substantial taxable income in recent years. The following discussion includes consideration of deferred tax assets and liabilities of Panther within the consolidated deferred taxes of the Company.

At June 30, 2012, the Company had net deferred tax liabilities of $10.7 million. The Company evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years and available tax planning strategies. As of June 30, 2012, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. Management also considered that Panther’s estimated taxable income, after adjusting historical taxable income for interest expense under the Company’s ownership structure, would have, if combined with the Company’s tax loss, exceeded the Company’s pre-tax loss reported during the twenty-four-month period ending June 30, 2012, and resulted in combined taxable income for the Company. This

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

estimated net combined taxable income in recent periods and the fact that reversing deferred tax liabilities exceeded reversing deferred tax assets as of June 30, 2012 resulted in a change in management’s judgment as to whether a valuation allowance for deferred federal tax assets was required. Therefore, the valuation allowance for deferred tax assets related to federal and state net operating loss carryforwards was decreased by $8.0 million in the quarter ended June 30, 2012, of which $7.7 million related to federal deferred tax assets. A valuation allowance of $0.6 million was established at June 15, 2012 (acquisition date) for the portion of Panther’s state net operating loss carryforwards for which the realization is not considered to be more likely than not due to the requirement for Panther to file combined or consolidated returns with ABF and other Company subsidiaries, some of which have large state net operating losses at June 30, 2012.

At June 30, 2012, March 31, 2012 and December 31, 2011, valuation allowances for deferred tax assets totaled $2.9 million, $10.3 million and $5.6 million, respectively. The $7.4 million net decrease from March 31, 2012 to June 30, 2012 primarily reflects the $8.0 million decreased valuation allowance related to deferred tax assets, including federal and state net operating loss carryforwards as discussed in a preceding paragraph. Valuation allowances for deferred tax assets for which realization was not more likely than not totaled $2.1 million and $4.7 million at June 30, 2012 and December 31, 2011, respectively. In addition, valuation allowances of $0.8 million and $0.9 million at June 30, 2012 and December 31, 2011, respectively, were recorded related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits and net operating losses can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules and a significant number of liabilities such as vacation pay, workers’ compensation reserves and other reserves, which, for tax purposes, are generally only deductible when paid. In most recent years, including 2011, financial reporting income exceeded taxable income. For the six months ended June 30, 2012, the financial reporting loss exceeded the tax loss.

The Company made $0.4 million of foreign and state tax payments during the six months ended June 30, 2012 and received refunds of $2.6 million of federal and state taxes paid in prior years primarily from loss carrybacks allowed by the Internal Revenue Code and certain states.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2012 may be less than tax benefits that may be recorded related to any operating losses.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2011 Annual Report on Form 10-K. In addition to the critical accounting policies described therein, including policies for indefinite-lived intangible assets, management has implemented policies regarding definite-lived intangible assets associated with the Panther acquisition (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Management also considers accounting for deferred income taxes to be critical.

The Company amortizes definite-lived intangible assets over their respective estimated useful lives. The Company’s definite-lived intangible assets are related to the Panther acquisition and include the preliminary values and useful lives assigned to customer relationships (amortized over a weighted-average period of fifteen years) and driver network (amortized over a weighted-average period of three years). Definite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying amount of the intangible asset is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of its deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income or tax-planning strategies. The income tax provision and valuation allowances are complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state and foreign governments.

There have been no other material changes in the Company’s critical accounting policies during the six months ended June 30, 2012. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

Legal and Environmental Matters

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations; however, the Company is currently involved in certain nonroutine legal proceedings for which the outcome and the related financial impact cannot be determined at this time (see Note L to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks and other events intended to disrupt information systems, wrongfully obtain valuable information or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems

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

Seasonality

The Company’s operations are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the Freight Transportation and Truck Brokerage and Management segments, and freight shipments, operating costs and earnings are affected adversely by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels. Expedited shipments of the Premium Logistics and Expedited Freight Services segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the Premium Logistics and Expedited Freight Services segment, but hurricanes and other weather events can result in higher demand for expedited services. Emergency roadside service events of the Emergency and Preventative Maintenance segment are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by the variation in events serviced. Business levels of the Household Goods Moving Services segment are generally higher in the second and third quarters as the demand for moving services is typically higher in the summer months.

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A in regard to the Freight Transportation segment, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact the Company’s operating results. ABF’s contractual wage rates increased primarily on April 1, 2012, and the health, welfare and pension benefit rates are scheduled to increase primarily on August 1, 2012, under the collective bargaining agreement with its union employees. In addition to general effects of inflation, the trucking industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization and fuel economy. ABF’s revenue equipment (tractors and trailers used primarily in ABF’s operations) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF has also experienced increased costs of operating its revenue equipment, including costs of maintenance and tires. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent economic recession and, although ABF’s base LTL pricing improved during the six months ended June 30, 2012 compared to the same period of 2011, the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs in regards to the Company’s non-asset-based reportable segments have historically been offset through price increases.

Current Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

made for the purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate predictions of the future.

Forward-Looking Statements

Statements contained in the MD&A section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, general economic conditions and related shifts in market demand that impact the performance and needs of industries served by the Company’s subsidiaries and limit access of the Company’s customers to adequate financial resources; the successful integration of Panther; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; competitive initiatives, pricing pressures and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges; availability of fuel; availability and cost of reliable third-party services; the timing and amount of capital expenditures; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; governmental regulations and policies; future climate change legislation; availability and cost of capital and financing arrangements; the cost and timing of growth initiatives; the impact of the Company’s brand and corporate reputation; the cost, integration and performance of any future acquisitions; costs of continuing investments in technology and the impact of cyber incidents; weather conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

PART I. — continued

FINANCIAL INFORMATION

ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2011, there have been no significant changes in the Company’s market risks as reported in the Company’s 2011 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. Management has excluded the operations of Panther Expedited Services, Inc. (“Panther”), a wholly owned subsidiary, from the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of June 30, 2012, because Panther was acquired by the Company on June 15, 2012. Panther represented 21.8% of the Company’s consolidated total assets and 1.1% of the Company’s consolidated revenues, as of and for the six months ended June 30, 2012.

Except for the acquisition of Panther as discussed above, there were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note L, Legal Proceedings, Environmental Matters and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2011 Annual Report on Form 10-K. In addition to the risk factors described therein, the following risk factors have been identified as a result of the acquisition of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment.

Our Premium Logistics and Expedited Freight Services segment faces competitive and regulatory risks related to its owner operators which could increase our costs and have a material adverse effect on our results of operations and financial condition.

Panther’s fleet is made up of independent owner operators and individuals who drive for them. We face intense competition in attracting and retaining qualified owner operators for Panther’s operations from the available pool of drivers and fleets, which may require us to increase owner-operator compensation or take other measures to remain an attractive option for owner operators.

In the event that regulators or courts were to successfully reclassify our owner operators as employees, we could be exposed  to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state and local tax laws and workers’ compensation, unemployment benefits, labor and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on our results of operations and financial condition.

Our Premium Logistics and Expedited Freight Services segment faces risks of disruptions or failures of essential services upon which its information technology platform relies. Costs incurred and/or loss of business associated with these risks could have a material adverse effect on our results of operations and financial condition.

In our Premium Logistics and Expedited Freight Services segment, we rely heavily on our proprietary information technology platform to quote, book and track shipments; to determine the location and capabilities of our owner-operator network and to schedule their shipments; to recommend cost-effective solutions in the appropriate transportation mode and store externally and internally generated data. Therefore, our business requires the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. Our information technology systems also depend upon global communications providers, satellite-based communications systems, electric utilities and telecommunications providers. We have no control over the operation, quality or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions or failures in the services upon which our information technology platform relies would adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operation.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; changes in foreign exchange rates; the ability to secure space on third party aircraft, ocean vessels and other modes of transportation; difficulties in enforcing contractual obligations and intellectual property rights; burdens of complying with a wide variety of international and United States regulations and export and import laws; and social, political and economic instability. In addition, if we are unable to maintain the Customs — Trade Partnership Against Terrorism (“C-TPAT”) status of our Premium Logistics and Expedited Freight Services segment, we may have significant border delays, which could cause our international operations to be less efficient than competitors also operating internationally. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties imposed by foreign governments. These and other factors that substantially affect the operations of our international business could have a material adverse effect on the operating results of our global service offerings.

PART II. — continued

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      Recent sales of unregistered securities.

None.

(b)      Use of proceeds from registered securities.

None.

(c)      Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2012, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the six months ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II. — continued

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit
No.

2.1

Stock Purchase Agreement, dated as of June 13, 2012, among Panther Expedited Services, Inc., the stockholders of Panther Expedited Services, Inc., Arkansas Best Corporation, and Fenway Panther Holdings, LLC, in its capacity as Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 19, 2012, Commission File No. 000-19969, and incorporated herein by reference).

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

10.1

Credit Agreement, dated as of June 15, 2012, among Arkansas Best Corporation and certain of its Subsidiaries from time to time party thereto as Borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the Lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 19, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.2

Receivables Loan Agreement, dated as of June 15, 2012, among ABF Freight Funding LLC, as Borrower, ABF Freight System, Inc., as initial Servicer, and PNC Bank, National Association, as the Lender, the LC Issuer, and as Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 20, 2012, Commission File No. 000-19969, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II. — continued

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 6. EXHIBITS — continued

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: August 8, 2012	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: August 8, 2012	/s/ Michael E. Newcity
Michael E. Newcity
Vice President — Chief Financial Officer
and Principal Financial Officer