Form 10-Q
period 2012-09-30
ARKANSAS BEST CORP /DE/
filed 2012-11-07
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.01 par value	25,616,792 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2012	2011
	(Unaudited)
	($ thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,341	$141,295
Short-term investments	47,732	33,960
Restricted cash equivalents and short-term investments	9,798	52,693
Accounts receivable, less allowances (2012 — $4,790; 2011 — $5,957)	209,460	149,665
Other accounts receivable, less allowances (2012 — $1,246; 2011 — $1,226)	7,312	7,538
Prepaid expenses	13,808	11,363
Deferred income taxes	35,704	35,481
Prepaid and refundable income taxes	4,285	6,905
Other	8,599	6,186
TOTAL CURRENT ASSETS	408,039	445,086
PROPERTY, PLANT AND EQUIPMENT
Land and structures	243,395	242,120
Revenue equipment	598,947	569,303
Service, office, and other equipment	116,913	110,511
Software	100,896	64,229
Leasehold improvements	22,943	21,426
	1,083,094	1,007,589
Less allowances for depreciation and amortization	622,888	592,171
	460,206	415,418
GOODWILL	79,051	3,660

INTANGIBLE ASSETS, net	80,604	2,822

OTHER ASSETS	52,130	49,234
	$1,080,030	$916,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,028	$20,836
Accounts payable	90,245	66,517
Income taxes payable	430	169
Accrued expenses	159,378	151,887
Current portion of long-term debt	54,024	24,262
TOTAL CURRENT LIABILITIES	317,105	263,671
LONG-TERM DEBT, less current portion	132,355	46,750
PENSION AND POSTRETIREMENT LIABILITIES	93,491	106,578
OTHER LIABILITIES	12,628	13,751
DEFERRED INCOME TAXES	53,793	19,855
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2012: 27,294,724 shares; 2011: 27,099,819 shares	273	271
Additional paid-in capital	288,468	286,408
Retained earnings	292,893	295,108
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(53,206)	(58,402)
TOTAL STOCKHOLDERS’ EQUITY	470,658	465,615
	$1,080,030	$916,220

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Unaudited)
	($ thousands, except share and per share data)

OPERATING REVENUES	$577,546	$510,887	$1,528,956	$1,444,369

OPERATING EXPENSES AND COSTS	565,313	489,769	1,532,509	1,436,245

OPERATING INCOME (LOSS)	12,233	21,118	(3,553)	8,124

OTHER INCOME (EXPENSE)
Interest and dividend income	155	273	623	790
Interest expense and other related financing costs	(1,609)	(973)	(3,863)	(2,899)
Other, net	997	(1,345)	2,117	1,544
	(457)	(2,045)	(1,123)	(565)

INCOME (LOSS) BEFORE INCOME TAXES	11,776	19,073	(4,676)	7,559
INCOME TAX PROVISION (BENEFIT)	5,258	6,808	(4,873)	2,630

NET INCOME	6,518	12,265	197	4,929

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	—	—	—	174

NET INCOME ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$6,518	$12,265	$197	$4,755

EARNINGS PER COMMON SHARE
Basic	$0.24	$0.46	$—	$0.18
Diluted	0.24	0.46	—	0.18

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,613,315	25,421,887	25,535,969	25,388,174
Diluted	25,613,315	25,421,887	25,535,969	25,388,174

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

TOTAL COMPREHENSIVE INCOME	$8,308	$12,908	$5,393	$7,612

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	($ and shares, thousands)

Balances at December 31, 2011	27,100	$271	$286,408	$295,108	1,678	$(57,770)	$(58,402)	$465,615
Net income				197				197
Other comprehensive income							5,196	5,196
Issuance of common stock under share-based compensation plans	195	2	(2)					—
Tax effect of share-based compensation plans and other			(2,649)					(2,649)
Share-based compensation expense			4,711					4,711
Dividends declared on common stock				(2,412)				(2,412)
Balances at September 30, 2012	27,295	$273	$288,468	$292,893	1,678	$(57,770)	$(53,206)	$470,658

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2012	2011
	(Unaudited)
	($ thousands)

OPERATING ACTIVITIES
Net income	$197	$4,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,772	54,201
Amortization of intangibles	1,218	—
Share-based compensation expense	4,711	5,116
Provision for losses on accounts receivable	1,314	2,105
Deferred income tax benefit	(3,795)	(6,802)
Gain on sale of property and equipment	(582)	(1,934)
Changes in operating assets and liabilities:
Receivables	(28,956)	(20,244)
Prepaid expenses	2,940	1,144
Other assets	(591)	2,470
Income taxes	938	8,457
Accounts payable, accrued expenses, and other liabilities	7,942	22,836
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,108	72,278

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(31,923)	(32,127)
Proceeds from sale of property and equipment	5,126	5,678
Purchases of short-term investments	(38,708)	(27,930)
Proceeds from sale of short-term investments	25,018	36,175
Business acquisition, net of cash acquired	(180,793)	—
Capitalization of internally developed software and other	(5,379)	(3,735)
NET CASH USED IN INVESTING ACTIVITIES	(226,659)	(21,939)

FINANCING ACTIVITIES
Borrowings under credit facilities	100,000	—
Payments on long-term debt	(22,606)	(10,886)
Acquisition of noncontrolling interest	—	(4,084)
Net change in bank overdraft and other	(7,808)	1,608
Change in restricted cash equivalents and short-term investments	42,895	(662)
Deferred financing costs	(1,472)	(174)
Payment of common stock dividends	(2,412)	(2,383)
Proceeds from the exercise of stock options	—	763
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	108,597	(15,818)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,954)	34,521
Cash and cash equivalents at beginning of period	141,295	102,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,341	$137,099

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$34	$5,177
Equipment financed under capital leases and notes payable	$37,973	$21,307

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services (see Note K).

ABF represented 79% of the Company’s revenues for the three months ended September 30, 2012. As of September 2012, approximately 75% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which extends through March 31, 2013, provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments. As previously announced, contract negotiations for periods subsequent to March 31, 2013 are expected to begin in late December 2012. The negotiation of terms of the collective bargaining agreement is very complex. The inability to agree on acceptable terms for the next contract period prior to the expiration of ABF’s current agreement could have a material adverse effect on the Company’s competitive position, results of operations, and financial position in 2013 and subsequent years.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment (see Note K). The results of Panther’s operations since the acquisition date have been included in the accompanying consolidated financial statements. The Company is in the process of assessing the fair values of acquired assets and liabilities; therefore, the fair value measurements reflected in the accompanying consolidated financial statements are preliminary. See Note C for further discussion of the Panther acquisition.

The Company acquired a 75% equity interest in Albert Companies, Inc. in the second quarter of 2009 and acquired the remaining 25% equity interest in the third quarter of 2011. Albert Companies, Inc. is included in the Household Goods Moving Services segment (which was reported as the Special Services Logistics segment prior to the Company’s June 30, 2012 Quarterly Report on Form 10-Q). The noncontrolling interest in net income of the subsidiary was presented on a separate line in the consolidated statement of comprehensive income for the nine months ended September 30, 2011.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	September 30	December 31
	2012	2011
	($ thousands)

Cash and cash equivalents
Cash deposits(1)	$22,478	$98,258
Variable rate demand notes(1)(2)	16,359	29,735
Money market funds(3)	32,504	13,302
	$71,341	$141,295

Short-term investments
Certificates of deposit(1)	$47,732	$33,960

Restricted cash equivalents and short-term investments(4)
Cash deposits(1)	$4,007	$11,842
Money market funds(3)	—	5,375
Certificates of deposit(1)	5,791	35,476
	$9,798	$52,693

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

The fair value of debt obligations approximate the amounts recorded in the consolidated balance sheets at September 30, 2012 and December 31, 2011 (see Note F). Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 3 of the fair value hierarchy presented within this Note). The Term Loan, which was entered into on June 15, 2012, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy presented within this Note).

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents, and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note F), may exceed federally insured limits. At September 30, 2012 and December 31, 2011, cash, cash equivalents and certificates of deposit of $86.5 million and $98.8 million, respectively, were not FDIC insured.

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

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1):

	September 30	December 31
	2012	2011
	($ thousands)

Money market funds(1)	$32,504	$18,677
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,985	3,614
	$35,489	$22,291

(1)             Included in cash equivalents and restricted cash equivalents.

(2)             Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Quoted market prices are used to determine fair values of the investments which are included in other long-term assets, with a corresponding liability reported within other long-term liabilities.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table summarizes the estimated fair values of the acquired assets and liabilities at the acquisition date. The Company is in the process of assessing the fair value of acquired assets and liabilities. These fair value assessments require a significant amount of judgment and have not been completed; therefore, the preliminary measurements are subject to change. See further discussion of acquired goodwill and intangibles in Note D.

Preliminary
Allocation
(in thousands)

Accounts receivable	$31,824
Prepaid expenses	5,384
Deferred income taxes	933
Property and equipment (excluding acquired software)	5,620
Software	31,600
Intangible assets	79,000
Other assets	4,007
Total identifiable assets acquired	158,368

Accounts payable	13,570
Accrued expenses and other current liabilities	3,802
Deferred income taxes	35,594
Total liabilities	52,966

Net identifiable assets acquired	105,402
Goodwill	75,391
Cash paid, net of cash acquired	$180,793

The estimated fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.2 million as of June 15, 2012 and $0.4 million expected by the Company to be uncollectible. The value assigned to acquired software reflects estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is expected to be amortized on a straight-line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets.

The Panther acquisition has been recorded using the purchase method of accounting and, accordingly, the Panther operations have been included in the Company’s consolidated results of operations since the date of acquisition. Revenues of $71.3 million and operating income of $1.3 million related to Panther from the acquisition date through September 30, 2012 were included in the accompanying consolidated statements of comprehensive income. The Company recognized $2.1 million of acquisition related costs in second quarter 2012, which have been included in operating expenses and costs in the accompanying consolidated statements of comprehensive income. For segment reporting purposes, these transaction costs have been reported within “Other.”

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the Panther acquisition had occurred on January 1, 2011:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	($ thousands, except per share data)

Revenue	$577,546	$569,541	$1,634,032	$1,620,059
Income (loss) before income taxes	$11,776	$21,791	$(1,327)	$14,282
Net income attributable to Arkansas Best Corporation	$6,518	$13,881	$(1,070)	$8,967
Diluted EPS	$0.24	$0.52	$(0.05)	$0.34

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The pro forma information is based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; eliminating sales transactions between the Company and Panther; adjusting amortization expense for the estimated acquired fair value and the amortization periods of software and intangible assets; adjusting interest expense and interest income for the actual financing of the acquisition; eliminating transaction expenses related to the acquisition and the related tax effects of these adjustments. The pro forma information has also been adjusted for the impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition (see Note E). The pro forma information is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain business synergies and cost savings may result from the Panther acquisition, although there can be no assurance these will be achieved. This pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

		Premium Logistics
	Household Goods	and Expedited
	Moving Services	Freight Services	Total
	($ thousands)

Balance December 31, 2011	$3,660	$—	$3,660
Goodwill acquired — Panther	—	75,391	75,391
Balance September 30, 2012	$3,660	$75,391	$79,051

Goodwill associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce, and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. A substantial portion of the goodwill is not deductible for income tax purposes.

Intangible assets consisted of the following as of September 30, 2012:

	Weighted Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)		($thousands)

Finite-lived intangible assets
Customer relationships	14	$43,500	$906	$42,594
Driver network	3	3,200	312	2,888
	13	46,700	1,218	45,482

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822
		35,122	N/A	35,122
Total intangible assets	N/A	$81,822	$1,218	$80,604

Intangible assets, except for the $2.8 million of other indefinite-lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. The fair values of goodwill and the identifiable intangible assets associated with the Panther acquisition and the applicable amortization periods are preliminary and could change until the final assessment of values has been completed. Intangible amortization expense totaled $1.0 million and $1.2 million (all of which pertained to

ARKANSAS BEST CORPORATION

OTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

the intangibles acquired in the Panther acquisition) for the three and nine months ended September 30, 2012, respectively. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is expected to approximate $2.5 million for 2012 and is anticipated to range between $3.0 million and $4.0 million per year for the years ended December 31, 2013 through 2017. Acquired software is expected to be amortized on a straight-line basis over seven years, resulting in approximately $2.5 million of amortization in 2012 and approximately $5.0 million of amortization expense on an annual basis.

NOTE E — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. Due primarily to reductions in valuation allowances for deferred tax assets, the effective tax benefit rate for the nine months ended September 30, 2012 was 104.2%. The effective tax rate for the nine months ended September 30, 2011 was 34.8%. A reconciliation of the 2012 rate to the statutory federal rate is shown in the table below. In addition to the effect of the valuation allowance reduction on the effective tax benefit rate in 2012, for both 2012 and 2011, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, and, for 2011 only, the alternative fuel tax credit.

The accounting for the purchase of Panther on June 15, 2012 resulted in the recording of substantial net deferred tax liabilities. As of June 30, 2012 and September 30, 2012, the Company’s deferred tax liabilities which will reverse in future years exceeded deferred tax assets. In addition, taking into account the changes in capitalization as a result of the acquisition, Panther would have had substantial pre-tax income that would have exceeded the Company’s pre-tax loss in recent years. The estimated net combined pre-tax income in recent periods and the fact that reversing deferred tax liabilities exceeded reversing deferred tax assets as of June 30, 2012 resulted in a change in management’s judgment as of June 30, 2012 as to whether a valuation allowance for deferred federal tax assets was required. Therefore, the valuation allowance for deferred tax assets related to federal and state net operating loss carryforwards was decreased by $8.0 million in the second quarter of 2012.

The Company evaluated the total deferred tax assets at September 30, 2012 and concluded that, other than for certain deferred tax assets related to foreign tax credits or certain state tax benefits, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies. Reductions in the valuation allowances, amounting to $0.4 million, were recorded in the third quarter of 2012. The third quarter reduction was to valuation allowances for deferred tax assets relating primarily to state net operating loss carryovers.

The alternative fuel tax credit expired on December 31, 2011. The alternative fuel tax credit recorded for the nine months ended September 30, 2011 amounted to $0.8 million.

During the nine months ended September 30, 2012, the Company received refunds of $2.6 million of federal and state taxes paid in prior years, primarily from loss carrybacks, and the Company paid state and foreign income taxes of $0.6 million.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Reconciliation between the effective income tax rate, as computed on loss before income taxes, and the statutory federal income tax rate for the nine months ended September 30, 2012 is presented in the following table:

	Nine Months Ended
	September 30, 2012
	($ thousands)

Income tax benefit at the statutory federal rate	$(1,637)	(35.0)%
Federal income tax effects of:
Increase in valuation allowances for the three months ended March 31, 2012	4,640	99.2
Reversal of valuation allowances for the three months ended June 30, 2012	(7,973)	(170.5)
Reversal of valuation allowances for the three months ended September 30, 2012	(396)	(8.5)
Effect of permanent differences and other	251	5.4
State income taxes	242	5.2
Total income tax benefit	$(4,873)	(104.2)%

NOTE F — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement further described in Financing Arrangements within this Note and capital lease obligations and notes payable related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate and certain office equipment as follows:

	September 30	December 31
	2012	2011
	($ thousands)

Term Loan (interest rate of 2.0% at September 30, 2012)	$97,500	$—
Capital lease obligations (weighted average interest rate of 4.4% at September 30, 2012)	32,906	44,261
Notes payable (weighted average interest rate of 3.0% at September 30, 2012)	55,973	26,751
	186,379	71,012
Less current portion	54,024	24,262
Long-term debt, less current portion	$132,355	$46,750

During the nine months ended September 30, 2012, ABF financed $38.0 million of road tractors under 36-month notes payable agreements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Scheduled maturities under the Term Loan and notes payable and future minimum payments under capital lease obligations included in long-term debt as of September 30, 2012 were as follows:

		Term	Capital Lease	Notes
	Total	Loan	Obligations(1)	Payable
	($ thousands)

Due in one year or less	$58,419	$12,656	$22,647	$23,116
Due after one year through two years	44,450	14,834	6,724	22,892
Due after two years through three years	32,449	17,042	3,259	12,148
Due after three years through four years	19,803	18,573	1,160	70
Due after four years through five years	41,379	41,162	217	—
Due after five years	532	—	532	—
Total payments	197,032	104,267	34,539	58,226
Less amounts representing interest	10,653	6,767	1,633	2,253
Long-term debt	$186,379	$97,500	$32,906	$55,973

(1)             Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets held under capital leases or securitized by notes payable were included in property, plant and equipment as follows:

	September 30	December 31
	2012	2011
	($ thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	129,639	91,925
Service, office, and other equipment	1,813	1,813
	133,246	95,532
Less accumulated amortization(1)	45,818	26,759
	$87,428	$68,773

(1)             Amortization of assets under capital leases and notes payable is included in depreciation expense.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments which commenced in third quarter 2012 (in accordance with terms of the Credit Agreement) and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of September 30, 2012 the Company was in compliance with the covenants.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accounts Receivable Securitization Program

On June 15, 2012, the Company terminated its accounts receivable securitization program with SunTrust Bank. There were no borrowings during the term of the program and no borrowings outstanding under the program on the date of termination. The Company paid no penalties to terminate the program.

On June 15, 2012, the Company entered into a replacement accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2012 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The securitization agreement includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of September 30, 2012, standby letters of credit of $14.9 million have been issued under the facility, which reduced the available borrowing capacity to $60.1 million.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous paragraph. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $80.6 million of availability for the issuance of letters of credit under the LC Agreements. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During the nine months ended September 30, 2012, the Company transferred $26.1 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of September 30, 2012, the Company had $21.5 million of letters of credit outstanding of which $6.0 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company has programs in place with insurance carriers for the issuance of surety bonds in support of the self-insurance program discussed in the previous paragraphs. As of September 30, 2012, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million collateralized by $3.8 million of restricted short-term investments primarily in certificates of deposit. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $36.6 million as of September 30, 2012.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	($ thousands)

Service cost	$2,298	$2,163	$—	$—	$79	$56
Interest cost	2,173	2,489	52	96	187	195
Expected return on plan assets	(3,016)	(3,146)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Amortization of net actuarial loss and other	2,692	1,730	51	82	103	28
Net periodic benefit cost	$4,147	$3,236	$103	$178	$322	$232

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	($ thousands)

Service cost	$6,892	$6,491	$—	$—	$236	$168
Interest cost	6,519	7,466	157	289	562	586
Expected return on plan assets	(9,048)	(9,438)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(142)	(142)
Amortization of net actuarial loss and other	8,076	5,190	152	246	311	84
Net periodic benefit cost	$12,439	$9,709	$309	$535	$967	$696

During the nine months ended September 30, 2012, the Company made contributions of $18.0 million to its nonunion defined benefit pension plan. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 90% as of the January 1, 2012 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. The Company intends to make contributions to its nonunion defined benefit pension plan necessary to maintain an AFTAP of 80%.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

NOTE H — STOCKHOLDERS’ EQUITY

Total Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	($ thousands)

Net income	$6,518	$12,265	$197	$4,929
Less: noncontrolling interest in net income of subsidiary	—	—	—	174
Net income attributable to Arkansas Best Corporation	6,518	12,265	197	4,755

Other comprehensive income:
Change in foreign currency translation, net of tax (2012 — Three-month period $50, Nine-month period $41; 2011 — Three-month period $171, Nine-month period $189)	79	(325)	65	(297)
Amortization of unrecognized net periodic benefit costs, net of tax (2012 — Three-month period $1,088, Nine-month period $3,266; 2011 — Three-month period $698, Nine-month period $2,092)
Net actuarial loss	1,740	1,124	5,218	3,373
Prior service credit	(29)	(29)	(87)	(87)
Other, net of tax (2011 — Three-month period $72, Nine-month period $70)	—	(127)	—	(132)
Total other comprehensive income	1,790	643	5,196	2,857
Total comprehensive income	$8,308	$12,908	$5,393	$7,612

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accumulated Other Comprehensive Loss

	September 30	December 31
	2012	2011
	($ thousands)

Pre-tax amounts:
Foreign currency translation	$(585)	$(691)
Unrecognized net periodic benefit costs	(79,996)	(88,393)
Total	$(80,581)	$(89,084)

After-tax amounts:
Foreign currency translation	$(358)	$(423)
Unrecognized net periodic benefit costs	(52,848)	(57,979)
Total	$(53,206)	$(58,402)

Dividends on Common Stock

On October 23, 2012, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of November 6, 2012.

The following table is a summary of dividends declared during the applicable quarter:

	2012		2011
	Per Share	Amount	Per Share	Amount
	($ thousands, except per share data)

First quarter	$0.03	$797	$0.03	$788
Second quarter	$0.03	$808	$0.03	$797
Third quarter	$0.03	$807	$0.03	$798
Fourth quarter (2012 amount estimated)	$0.03	$807	$0.03	$797

NOTE I — EQUITY-BASED COMPENSATION

Restricted Stock Units

A summary of the Company’s restricted stock unit program is presented below:

Units

Outstanding — January 1, 2012	1,157,238
Granted(1)	389,900
Vested	(259,415)
Forfeited	(6,043)
Outstanding — September 30, 2012	1,281,680

(1)             The shares granted during the period had a weighted-average grant date fair value of $14.64 per share.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option(1)	Exercise Price	Term (Years)	($ thousands)

Outstanding — January 1, 2012	280,425	$27.29
Granted	—	$—
Exercised	—	$—
Forfeited	(40,000)	$26.61
Outstanding — September 30, 2012	240,425	$27.40	0.92	—

(1)             Options outstanding at September 30, 2012 are vested and available to be exercised.

(2)             The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on September 30, 2012 over the exercise price of the option.

As of September 30, 2012, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

NOTE J — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	($ thousands, except share and per share data)

Basic earnings per share
Numerator:
Net income attributable to Arkansas Best Corporation	$6,518	$12,265	$197	$4,755
Effect of unvested restricted stock awards	(309)	(532)	(113)	(191)
Adjusted net income	$6,209	$11,733	$84	$4,564

Denominator:
Weighted-average shares	25,613,315	25,421,887	25,535,969	25,388,174
Earnings per common share	$0.24	$0.46	$—	$0.18

Diluted earnings per share
Numerator:
Net income attributable to Arkansas Best Corporation	$6,518	$12,265	$197	$4,755
Effect of unvested restricted stock awards	(309)	(532)	(113)	(191)
Adjusted net income	$6,209	$11,733	$84	$4,564

Denominator:
Weighted-average shares	25,613,315	25,421,887	25,535,969	25,388,174
Effect of dilutive securities	—	—	—	—
Adjusted weighted-average shares and assumed conversions	25,613,315	25,421,887	25,535,969	25,388,174
Earnings per common share	$0.24	$0.46	$—	$0.18

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For each of the three-month periods ended September 30, 2012 and 2011, outstanding stock awards of 0.9 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the nine months ended September 30, 2012 and 2011, outstanding stock awards of 0.5 million and 0.9 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

The Company’s reportable operating segments are as follows:

•                  Freight Transportation, the Company’s principal operating segment, consists of ABF and ABF’s self-move service operations provided by U-Pack Moving®. Freight Transportation was reported as the ABF operating segment in the Company’s September 30, 2011 Quarterly Report on Form 10-Q.

ABF is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels.

•                  Premium Logistics and Expedited Freight Services represents Panther, which the Company acquired on June 15, 2012 (see Note C). The segment provides expedited transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. The segment provides services to the Freight Transportation and Truck Brokerage and Management segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

Operations of the Premium Logistics and Expedited Freight Services segment are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedited shipments may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, but hurricanes and other weather events can result in higher demand for expedited services.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

•                  Truck Brokerage and Management represents the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The results of Truck Brokerage and Management were managed through and included in the ABF operating segment in the Company’s September 30, 2011 Quarterly Report on Form 10-Q. Prior-year amounts related to this segment have been reclassified from Freight Transportation to conform to the current year’s presentation.

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

•                  Household Goods Moving Services, which was reported as the Special Services Logistics segment prior to the Company’s June 30, 2012 Quarterly Report on Form 10-Q, includes Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries which provide transportation, warehousing and delivery services to the consumer, corporate, and military household goods moving markets. These subsidiaries were reported in the Company’s operations other than ABF in the Company’s September 30, 2011 Quarterly Report on Form 10-Q. Prior-year amounts related to this segment have been reclassified to conform to the current year’s presentation. Certain costs incurred by Household Goods Moving Services in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012(1)	2011
	($ thousands)
OPERATING REVENUES
Freight Transportation	$455,997	$459,325	$1,302,292	$1,308,723
Premium Logistics and Expedited Freight Services	60,445	—	71,280	—
Truck Brokerage and Management	11,395	6,977	29,455	18,488
Emergency and Preventative Maintenance	32,785	24,801	85,264	70,419
Household Goods Moving Services	25,702	27,768	61,233	68,879
Other and eliminations	(8,778)	(7,984)	(20,568)	(22,140)
Total consolidated operating revenues	$577,546	$510,887	$1,528,956	$1,444,369

OPERATING EXPENSES AND COSTS
Freight Transportation
Salaries, wages, and benefits	$272,680	$271,775	$807,685	$807,140
Fuel, supplies, and expenses	83,989	86,260	247,646	253,387
Operating taxes and licenses	10,891	11,343	32,514	34,336
Insurance	4,944	5,139	15,415	18,130
Communications and utilities	3,816	3,771	11,084	11,468
Depreciation and amortization	20,381	17,502	58,440	52,044
Rents and purchased transportation	49,061	43,871	130,105	125,396
Gain on sale of property and equipment	(65)	(1,060)	(578)	(1,943)
Other	1,858	2,995	5,839	6,496
Total Freight Transportation operating expenses and costs	447,555	441,596	1,308,150	1,306,454

Premium Logistics and Expedited Freight Services
Purchased transportation	46,260	—	54,507	—
Depreciation and amortization	2,491	—	2,965	—
Salaries, benefits, insurance, and other	10,890	—	12,524	—
Total Premium Logistics and Expedited Freight Services	59,641	—	69,996	—

Truck Brokerage and Management	10,689	6,364	27,700	16,922
Emergency and Preventative Maintenance	31,913	23,795	83,834	67,574
Household Goods Moving Services	24,277	26,086	60,435	66,113
Other and eliminations	(8,762)	(8,072)	(17,606)	(20,818)
Total consolidated operating expenses and costs	$565,313	$489,769	$1,532,509	$1,436,245

OPERATING INCOME (LOSS)
Freight Transportation	$8,442	$17,729	$(5,858)	$2,269
Premium Logistics and Expedited Freight Services	804	—	1,284	—
Truck Brokerage and Management	706	613	1,755	1,566
Emergency and Preventative Maintenance	872	1,006	1,430	2,845
Household Goods Moving Services	1,425	1,682	798	2,766
Other and eliminations	(16)	88	(2,962)	(1,322)
Total consolidated operating income (loss)	$12,233	$21,118	$(3,553)	$8,124

OTHER INCOME (EXPENSE)
Interest and dividend income	$155	$273	$623	$790
Interest expense and other related financing costs	(1,609)	(973)	(3,863)	(2,899)
Other, net(2)	997	(1,345)	2,117	1,544
	$(457)	$(2,045)	$(1,123)	$(565)
INCOME (LOSS) BEFORE INCOME TAXES	$11,776	$19,073	$(4,676)	$7,559

(1)             Includes operations of the Premium Logistics and Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(2)             Other, net includes changes in cash surrender value and proceeds of life insurance policies.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table provides asset information by reportable operating segment:

	September 30	December 31
	2012	2011
	($ thousands)
ASSETS
Freight Transportation	$606,558	$600,239
Premium Logistics and Expedited Freight Services	231,277	—
Truck Brokerage and Management	9,090	6,225
Emergency and Preventative Maintenance	18,103	13,634
Household Goods Moving Services	25,270	20,687
Other and eliminations(1)	189,732	275,435
Total	$1,080,030	$916,220

(1)             Includes certain assets held by the parent holding company for strategic reasons, including unrestricted and restricted cash, cash equivalents, and short-term investments, as well as certain assets held for the benefit of multiple segments including land and structures of the Company’s corporate headquarters and information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments.

NOTE L — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations; however, the Company is currently involved in certain legal proceedings, as further described below, for which the outcome and the related financial impact cannot be determined at this time.

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. filed a notice of appeal on August 30, 2012, seeking review in the Court of Appeals. The timing of the appeals process is uncertain but is expected to take several months.

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 68 underground tanks located in 22 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

At September 30, 2012 and December 31, 2011, the Company’s reserve for estimated environmental clean-up costs of properties currently or previously operated by the Company totaled $0.9 million, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations. The Company’s estimate is based on management’s experience with similar environmental matters and on testing performed at certain sites.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments, primarily non-asset-based businesses utilizing the services of third-party providers, are Premium Logistics and Expedited Freight Services (Panther Expedited Services, Inc. (“Panther”) acquired on June 15, 2012), Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services (see additional segment description in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the financial and operational results that were presented in the Company’s September 30, 2011 Quarterly Report on Form 10-Q to conform to the current year’s presentation of reportable operating segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s 2011 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. One of those risk factors disclosed in the 2011 Form 10-K includes the following:

We depend on our employees to support our operating business and future growth opportunities. If our relationship with our employees deteriorates, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results, and place us at a disadvantage relative to nonunion competitors.

ABF represented 79% of the Company’s revenues for the three months ended September 30, 2012. As of September 2012, approximately 75% of ABF’s employees are covered under a five-year collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which extends through March 31, 2013, provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments. As previously announced, contract negotiations for periods subsequent to March 31, 2013 are expected to begin in late December 2012. The negotiation of terms of the collective bargaining agreement is very complex. The inability to agree on acceptable terms for the next contract period prior to the expiration of ABF’s current agreement could result in a work stoppage, the loss of customers, or other events that would have a material adverse effect on the Company’s competitive position, results of operations, and financial position in 2013 and subsequent years.

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012(1)	2011
	($ thousands)
OPERATING REVENUES
Freight Transportation	$455,997	$459,325	$1,302,292	$1,308,723
Premium Logistics and Expedited Freight Services	60,445	—	71,280	—
Truck Brokerage and Management	11,395	6,977	29,455	18,488
Emergency and Preventative Maintenance	32,785	24,801	85,264	70,419
Household Goods Moving Services	25,702	27,768	61,233	68,879
Other and eliminations	(8,778)	(7,984)	(20,568)	(22,140)
Total consolidated operating revenues	$577,546	$510,887	$1,528,956	$1,444,369
OPERATING INCOME (LOSS)
Freight Transportation	$8,442	$17,729	$(5,858)	$2,269
Premium Logistics and Expedited Freight Services	804	—	1,284	—
Truck Brokerage and Management	706	613	1,755	1,566
Emergency and Preventative Maintenance	872	1,006	1,430	2,845
Household Goods Moving Services	1,425	1,682	798	2,766
Other and eliminations	(16)	88	(2,962)	(1,322)
Total consolidated operating income (loss)	$12,233	$21,118	$(3,553)	$8,124
NET INCOME ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$6,518	$12,265	$197	$4,755
DILUTED EARNINGS PER SHARE	$0.24	$0.46	$—	$0.18

(1)             Includes operations of the Premium Logistics and Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

Consolidated revenues for the three and nine months ended September 30, 2012 increased 13.0% and 5.9%, respectively, compared to the same prior-year periods, primarily reflecting the revenues of Panther (reported as the Premium Logistics and Expedited Freight Services segment) whose operations were acquired on June 15, 2012. In addition, higher revenues reported by the Truck Brokerage and Management segment and the Emergency and Preventative Maintenance segment contributed to the consolidated revenue growth. With the addition of Panther, total non-asset-based segments generated over 20% of third quarter 2012 consolidated revenues. Freight Transportation revenues were 0.7% and 0.5% lower for the three and nine months ended September 30, 2012 compared to the same prior-year periods. The revenue comparisons were impacted by fewer workdays in 2012, and, on a per-day basis, revenues were 0.9% higher in third quarter 2012 and slightly lower during the nine months ended September 30, 2012 compared to the same prior-year periods. The year-over-year changes in Freight Transportation revenues reflect the impact of increases in billed revenue per hundredweight, including fuel surcharges, and decreases in tonnage per day.

The Company’s consolidated operating results and earnings per share primarily represent the operating results of ABF reported as the Freight Transportation segment, which generated 79.0% of the Company’s consolidated revenues for the three months ended September 30, 2012. Consolidated operating results and earnings per share for the three and nine months ended September 30, 2012 were impacted by the items identified in the non-GAAP table(1) shown below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	($ thousands)

Operating Income (Loss)
Amounts on a GAAP basis	$12,233	$21,118	$(3,553)	$8,124
Transaction costs(2)	—	—	2,129	—
Operating income (loss), as adjusted	$12,233	$21,118	$(1,424)	$8,124

Net Income (Loss) Attributable to Arkansas Best Corporation
Amounts on a GAAP basis	$6,518	$12,265	$197	$4,755
Tax benefits(3)	—	—	(3,333)	—
Transaction costs, after-tax(2)	—	—	1,294	—
Net income (loss) attributable to Arkansas Best Corporation, as adjusted	$6,518	$12,265	$(1,842)	$4,755

Diluted Earnings (Loss) Per Share
Amounts on a GAAP basis	$0.24	$0.46	$—	$0.18
Tax benefits(3)	—	—	(0.13)	—
Transaction costs, after-tax(2)	—	—	0.05	—
Diluted earnings (loss) per share, as adjusted	$0.24	$0.46	$(0.08)	$0.18

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

The Company’s year-to-date 2012 operating results were also impacted by certain items that did not change in accordance with business levels:

•                  $11.1 million increase in costs associated with sales, customer service, and information technology. The Company has invested in additional sales personnel and information technology to enhance customer service levels in the Freight Transportation segment and to more fully develop the Company’s non-asset-based businesses.

•                  $8.6 million increase in depreciation and amortization expense. Depreciation expense in the Freight Transportation segment increased in 2012 due to a higher number of road tractors and trailers acquired in 2011 at higher per-unit costs. Depreciation and amortization expense of the Premium Logistics and Expedited Freight Services segment, which totaled $3.0 million since the June 15, 2012 acquisition date, also impacted the 2012 year-to-date results. A substantial portion of Panther’s depreciation and amortization reflects acquired software and definite-lived intangible assets based on June 15, 2012 acquisition date fair values.

•                  $5.6 million increase in pension and retirement expenses. The increase in pension and retirement expenses includes higher expenses for the Company’s nonunion defined benefit pension plan, resulting from a historically low discount rate used to remeasure plan obligations at December 31, 2011 and lower than expected returns on pension investments in 2011.

•                  $3.9 million increase in workers’ compensation claims costs. These costs in the Freight Transportation segment were slightly above the ten-year historical average as a percent of revenue, primarily in first quarter 2012, due to increased severity on new and existing claims and the impact of unfavorable experience on the ultimate expected development of claims. Workers’ compensation claims costs are accrued when claims are incurred, and, as a result, associated expense may fluctuate depending on the frequency and severity of claims incurred from period to period. Therefore, the higher level of workers’ compensation claims costs in the first nine months of 2012 is not indicative of future costs. Third quarter 2012 workers’ compensation claims costs were slightly lower than the prior year period costs and the ten-year historical average as a percent of revenue.

In addition to the above items, the consolidated net income comparison for the nine months ended September 30, 2012 versus the same period of 2011 was impacted by $0.7 million higher income from changes in the cash surrender value of life insurance policies. This item contributed $2.3 million of additional income in third quarter 2012 compared to third quarter 2011. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $1.0 million and $2.2 million in other income within the consolidated statement of comprehensive income for the three and nine months ended September 30, 2012, compared to a loss of $1.3 million and a gain of $1.5 million for the same prior-year periods, respectively.

Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

Adjusted EBITDA was relatively consistent for the three-month periods ended September 30 and increased approximately 5% in the nine-month period ended September 30, 2012 versus the same prior year period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	($ thousands)

CONSOLIDATED EBITDA
Net income attributable to Arkansas Best Corporation	$6,518	$12,265	$197	$4,755
Interest expense and other related financing fees	1,609	973	3,863	2,899
Income taxes (benefits)	5,258	6,808	(4,873)	2,630
Depreciation and amortization	23,820	18,230	63,990	54,201
Amortization of share based compensation	1,369	1,417	4,711	5,116
Amortization of net actuarial losses of benefit plans	2,846	1,840	8,539	5,520
EBITDA	41,420	41,533	76,427	75,121
Transaction costs, pre-tax(1)	—	—	2,129	—
Adjusted EBITDA	$41,420	$41,533	$78,556	$75,121

(1)       Transaction costs associated with the June 15, 2012 acquisition of Panther. (See Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss) or earnings (loss) per share, as defined by GAAP. Other companies may calculate Adjusted EBITDA differently and, therefore, the Company’s Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

•                  the prices ABF obtains for its services, primarily measured by yield (“revenue per hundredweight”), including fuel surcharges; and

•                  ABF’s ability to manage its cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure measured by the percent of operating expenses to revenue levels (“operating ratio”).

ABF’s operating performance is generally evaluated by comparison to the same prior-year periods due to seasonal fluctuations which affect tonnage and shipment levels. The key performance factors and operating results of ABF are discussed in the following paragraphs.

For the three months ended September 30, 2012, ABF’s revenues on a per-day basis were 0.9% above third quarter 2011. The average revenue per day for the first nine months of 2012 was slightly lower compared to the same period in 2011. The year-over-year changes in ABF’s revenues reflect the impact of increases in billed revenue per hundredweight, including fuel surcharges, and decreases in tonnage per day. ABF’s third quarter 2012 operating ratio was 98.1% compared to 96.1% in third quarter 2011. ABF’s operating ratio was 100.4% for the nine-month period ended September 30, 2012 versus 99.8% for the same period of 2011.

Tonnage

ABF’s tonnage levels for the three and nine months ended September 30, 2012 decreased 1.4% and 6.1%, respectively, on a per-day basis compared to the same prior-year period. ABF has experienced decreases in year-over-year quarterly tonnage comparisons since the third quarter of 2011. The year-over-year tonnage declines have been impacted by ABF’s initiatives to improve account profitability, which led to increases in billed revenue per hundredweight for the same periods. The effect of weak general economic conditions, and comparison to significant tonnage growth experienced in the second half of 2010 through the first half of 2011 have also influenced the tonnage comparisons to the prior year. Although tonnage levels on a per-day basis for the nine months ended September 30, 2012 are 10.4% above the same period of 2009, during which time ABF experienced a severe freight recession, tonnage per day remains 9.0% below levels reported in the first nine months of 2008. During periods of significant tonnage declines, a larger proportion of ABF’s network costs become fixed in nature when maintaining service levels. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will achieve improvements in its current operating results. While average tonnage per day was below the prior year for the first two months of third quarter 2012, per-day tonnage in the month of September 2012 increased to 0.5% above September 2011 tonnage levels.

For the month of October 2012, average daily total tonnage for ABF was below the same period of 2011 by 3% to 4%. Prior to the impact of Hurricane Sandy on business levels at the end of October 2012, ABF tonnage was running approximately 2% below October 2011 tonnage. ABF’s revenues on a per-day basis for the month of October 2012 were 2% to 3% lower versus October 2011 due to the lower tonnage levels, including the storm-related impact, partially offset by an increase in billed revenue per hundredweight, which includes fuel surcharges.

Pricing

Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure. Approximately 40% of ABF’s business is subject to ABF’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 60% of ABF’s business are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated pricing arrangements. ABF’s remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF to the customer, and current market conditions.

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

Since the second quarter of 2011, ABF has experienced improvement in the overall pricing environment. The pricing improvement was influenced by retention of general rate increases and improvements in contractual and deferred pricing agreements as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations.

ABF continues its efforts to increase pricing on underperforming accounts. and management believes these actions have had a significant impact on tonnage levels experienced year-to-date in 2012. There can be no assurances that the current price improvement trend will continue or that efforts to improve pricing will offset the impact of tonnage losses on ABF’s operating results. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2012, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF operating expenses and costs as salaries, wages, and benefits, amounted to 59.8% and 62.0% of ABF’s revenue for the three and nine months ended September 30, 2012, compared to 59.2% and 61.7% for the same periods in 2011, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by ABF’s contractual obligations under its labor agreement primarily with the IBT. This five-year collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), became effective April 1, 2008 and provides for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share, which further limited ABF’s ability to maintain or increase base freight rates to sufficient levels in recent years. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure under the NMFA on its operating results. ABF expects to begin negotiations with the IBT for its new collective bargaining agreement in late December 2012.

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. filed a notice of appeal on August 30, 2012, seeking review in the Court of Appeals. The timing of the appeals process is uncertain but is expected to take several months.

Freight Transportation Segment: ABF Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

ABF OPERATING EXPENSES AND COSTS

Salaries, wages, and benefits	59.8%	59.2%	62.0%	61.7%
Fuel, supplies, and expenses	18.4	18.8	19.0	19.4
Operating taxes and licenses	2.4	2.5	2.5	2.6
Insurance	1.1	1.1	1.2	1.4
Communications and utilities	0.8	0.8	0.9	0.9
Depreciation and amortization	4.5	3.8	4.5	4.0
Rents and purchased transportation	10.8	9.6	10.0	9.6
Gain on sale of property and equipment	—	(0.2)	—	(0.1)
Other	0.3	0.5	0.3	0.3
	98.1%	96.1%	100.4%	99.8%

ABF OPERATING INCOME (LOSS)	1.9%	3.9%	(0.4)%	0.2%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2012(1)	2011(1)	% Change	2012(1)	2011(1)	% Change

Workdays	63.0	64.0		190.5	191.0

Billed revenue(2) per hundredweight, including fuel surcharges	$28.60	$28.17	1.5	$28.04	$26.52	5.7

Pounds	1,570,344,715	1,617,319,282	(2.9)	4,620,933,975	4,935,732,564	(6.4)

Pounds per day	24,926,107	25,270,614	(1.4)	24,256,871	25,841,532	(6.1)

Shipments per DSY(3) hour	0.466	0.477	(2.3)	0.476	0.485	(1.9)

Pounds per DSY(3) hour	641.38	642.34	(0.1)	645.13	656.77	(1.8)

Pounds per shipment	1,376	1,347	2.2	1,355	1,355	—

Pounds per mile	19.24	19.39	(0.8)	19.60	19.80	(1.0)

(1)             Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.

(2)             Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is the same as financial statement revenue and therefore does not include the portion of revenue deferred.

(3)             Dock, street and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenues for the three and nine months ended September 30, 2012 were $456.0 million and $1,302.3 million, respectively, compared to $459.3 million and $1,308.7 million for the same periods in 2011. ABF’s revenue comparisons were impacted by fewer workdays in 2012, and on a per day basis, were 0.9% higher in third quarter 2012 and slightly lower during the nine months ended September 30, 2012 compared to the same periods of 2011. The changes reflect the impact of decreases in tonnage per day of 1.4% and 6.1%, and increases in billed revenue per hundredweight, including fuel surcharge, of 1.5% and 5.7% for the three and nine months ended September 30, 2012, respectively.

Effective June 25, 2012 and July 25, 2011, ABF implemented nominal general rate increases on its LTL base rate tariffs of 6.9%, although the amounts vary by lane and shipment characteristics. For the nine-month period ended September 30, 2012, prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of 3% to 4% compared to the same period of 2011.

The increases in total billed revenue per hundredweight for the three and nine months ended September 30, 2012 compared to the same periods of 2011 were impacted by substantial retention of the general rate increases and improvements in contractual and deferred pricing agreements described above, as well as the initiatives management has taken to increase pricing on underperforming accounts. The increases in total billed revenue per hundredweight were also impacted by changes in fuel surcharges and freight profile, including rated class, pounds per shipment, freight density, length of haul, and customer and geographic mix. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF’s traditional LTL business experienced a mid-single digit percentage increase for the three and nine months ended September 30, 2012, compared to the same periods of 2011. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF’s tonnage declines for the three and nine months ended September 30, 2012 compared to the same periods of 2011 were primarily attributable to ABF’s initiatives to improve account profitability, the effect of weak general economic conditions, and comparison to significant year-over-year tonnage growth experienced in the 2011 periods. The tonnage declines also reflect a lower number of shipments during the three- and nine-month periods ended September 30, 2012 compared to the same prior-year periods.

ABF Operating Income (Loss)

ABF generated operating income of $8.4 million and operating losses of $5.9 million for the three and nine months ended September 30, 2012, respectively, versus operating income of $17.7 million and $2.3 million during the three and nine months ended September 30, 2011, respectively. ABF’s operating ratio was 98.1% for the three months ended September 30, 2012 compared to 96.1% in the same prior-year period. ABF’s operating ratio was 100.4% for the nine-month period ended September 30, 2012 compared to 99.8% in the same prior-year period. The impact of recessionary economic conditions during recent periods on tonnage and industry pricing levels continues to have a significant influence on ABF’s operating results. Although ABF experienced improvements in pricing for the nine months ended September 30, 2012, ABF’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. As previously discussed in the Consolidated Results section of Results of Operations, the operating results of the Freight Transportation segment for the nine months ended September 30, 2012 were impacted by several items that did not change in accordance with the decline in tonnage levels. ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages, and benefits, increased 0.6% and 0.3% as a percentage of revenue for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Labor costs reflect higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective primarily on April 1, 2012 and 2011 averaged 1.9% and 1.7%, respectively. The health, welfare and pension benefit rate for contractual employees increased an average of 3.8% effective primarily on August 1, 2011. The health, welfare and pension benefit rate effective primarily on August 1, 2012 is expected to increase an average of 4.3%, assuming that no increase in the pension benefit rate is approved for the Central States Pension Fund (to which approximately one half of ABF’s total contributions to multiemployer pension plans are made). As previously discussed in the Consolidated Results section of Results of Operations, the increases in salaries, wages, and benefits as a percentage of revenues for the three and nine months ended September 30, 2012 compared to the same periods of 2011 were impacted by certain items that did not change in accordance with business levels, including investments in additional sales and customer service personnel and an increase in nonunion pension and retirement expenses. The three-month period comparison was also impacted by a $1.5 million increase in nonunion healthcare claims costs primarily due to a higher number of larger claims in the current year quarter. The nine-month period also reflects increased workers’ compensation costs, as previously discussed in the Consolidated Results section of Results of Operations.

ABF uses shipments per DSY hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul and the degree to which rail service is used. Although ABF manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. The challenges of adjusting the cost structure are evidenced by the productivity measures in the previous table, including decreases in shipments per DSY hour, pounds per DSY hour and pounds per mile.

Fuel, supplies and expenses as a percentage of revenue decreased 0.4% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily reflecting the effect of the improved yield on revenues combined with increased rail utilization (reflected in “rents and purchased transportation”) and the tonnage-driven decline in fuel consumption, despite an increase in fuel prices. ABF’s average fuel price per gallon, excluding taxes, increased 2.2% and 2.6% for the three and nine months ended September 30, 2012, respectively, compared to the same prior-year periods.

Insurance costs decreased 0.2% as a percentage of revenue for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to lower severity of third-party casualty claims in 2012. As a percentage of revenue, third-party casualty expense year-to-date as of September 30, 2012 was slightly lower than ABF’s ten-year historical average.

Depreciation and amortization increased 0.7% and 0.5% as a percentage of revenue for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due primarily to the timing of replacing road tractors and trailers and higher per unit costs. In addition, a portion of these costs are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased by 1.2% and 0.4% for the three and nine months ended September 30, 2012, compared to the same periods of 2011. The increase was primarily attributable to an increase in amounts paid to service providers associated with Freight Transportation’s import business and higher utilization of rail services combined with higher rates and fuel surcharges associated with these services. Rail miles increased to 15.8% and 14.5% of total linehaul miles for the three and nine months ended September 30, 2012, respectively, compared to 14.3% and 14.1% for the same periods in 2011.

Gains on sale of property and equipment for the three and nine months ended September 30, 2012, were $1.0 million and $1.4 million lower than amounts recorded in the same periods of 2011, resulting in increases in the operating ratio of 0.2% and 0.1%, respectively. The higher gains in the 2011 periods primarily reflect the sale of unused terminals.

Non-Asset-Based Reportable Operating Segments

The operations of the Company’s non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2011 Annual Report on Form 10-K, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q for matters relating to Panther. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics services combined with economic factors which influence the number of shipments or events used to measure changes in business levels.

Premium Logistics and Expedited Freight Services

The Premium Logistics and Expedited Freight Services segment represents the operations of Panther, which was acquired on June 15, 2012. The results of Panther’s operations since the acquisition date through September 30, 2012, including revenues of $71.3 million and operating income of $1.3 million, have been included in the accompanying consolidated financial statements. Panther’s third quarter 2012 results were impacted by a slower macroeconomic environment combined with customers managing their inventories and supply chains at more consistent levels, resulting in less than expected demand for expedited services. Panther’s operating results were also impacted by a $0.3 million increase in third-party casualty claims costs, primarily associated with a claim that occurred during the quarter. See Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the acquisition and operating results of Panther.

Truck Brokerage and Management

Truck Brokerage and Management revenues increased 63.3% and 59.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in revenues was related primarily to 71.1% and 63.2% increases in shipments managed during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, reflecting an expanded customer base. Despite the increase in revenues for the three and nine months ended September 30, 2012, Truck Brokerage and Management’s operating income of $0.7 million and $1.8 million for the three and nine months ended September 30, 2012 was only slightly higher than the same periods of 2011, due primarily to incremental operating investments, including additions of sales and support personnel and information technology to support this emerging growth business.

Emergency and Preventative Maintenance

Emergency and Preventative Maintenance revenues increased 32.2% and 21.1% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The revenue growth was impacted by increases in customer emergency and maintenance service events of 23.5% and 8.9% during the three and nine months ended September 30, 2012, respectively, due primarily to the addition of new customers and growth from existing customers, with year-to-date business levels partially offset by very mild winter weather experienced during first quarter 2012. Emergency and Preventative Maintenance reported operating income of $0.9 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, versus operating income of $1.0 million and $2.8 million for the same periods in 2011. The decline in operating income was primarily due to the effect of incremental operating costs, including investment in sales, information technology, and operations, to continue expansion of this segment.

Household Goods Moving Services

Revenues of Household Goods Moving Services (which was reported as the Special Services Logistics segment prior to the Company’s June 30, 2012 Quarterly Report on Form 10-Q) decreased 7.4% and 11.1% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, primarily due to fewer managed shipments for the respective periods, partially offset by higher pricing in the 2012 periods. Total shipments decreased 6.4% and 12.7% for the three and nine months ended September 30, 2012 compared to the same prior year periods, primarily reflecting the influence of pricing initiatives, the effect of reduced military moves, and comparison to significant shipment growth experienced in the prior year periods. Household Goods Moving Services had operating income of $1.4 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, compared to operating income of $1.7 million and $2.8 million for the same periods in 2011. The operating results are primarily attributable to the shipment-driven decline in revenue and incremental investment in customer support and operations, including additional information technology development and supply chain personnel costs. Although there can be no assurances, management believes that these incremental investments combined with the pricing initiatives, previously mentioned, will result in improved profitability.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents and short-term investments, cash generated by operations and borrowing capacity under its credit agreement, accounts receivable securitization program and notes payable arrangements.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2012	2011
	($ thousands)
Cash and cash equivalents(1)	$71,341	$141,295
Short-term investments, primarily FDIC-insured certificates of deposit	47,732	33,960
Total unrestricted	119,073	175,255
Restricted(2)	9,798	52,693
Total(3)	$128,871	$227,948

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

(3)             Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At September 30, 2012 and December 31, 2011, cash, cash equivalents, and certificates of deposit of $86.5 million and $98.8 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments decreased $56.2 million from December 31, 2011 to September 30, 2012. The decrease in unrestricted funds was partially offset by the reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond program during the nine months ended September 30, 2012, which resulted in releasing the restrictions on $42.9 million of cash held as collateral, as further discussed in the following Financing Arrangements section.

During the nine months ended September 30, 2012, cash provided by operations of $48.1 million and cash equivalents and short-term investments on hand were used to fund $80.8 million of the Panther acquisition ($100.0 million of the purchase price was funded through the Term Loan further described in Financing Arrangements within this section of MD&A), fund $26.8 million of capital expenditures net of proceeds from asset sales, repay $22.6 million of long-term debt related to capital leases and notes payable, pay $7.8 million of bank overdrafts (representing checks issued that are later funded when cleared through banks), pay dividends of $2.4 million on Common Stock and pay $1.5 million of financing fees. Cash provided by operating activities during the nine months ended September 30, 2012 was $24.2 million below the same prior-year period primarily due to $18.0 million of contributions to the nonunion defined benefit pension plan compared to no contributions made in the same period of 2011. During the nine months ended September 30, 2012, ABF financed the acquisition of $38.0 million in revenue equipment (tractors and trailers) through note payable arrangements.

Unrestricted cash, cash equivalents, and short-term investments increased $26.2 million from December 31, 2010 to September 30, 2011. During the nine months ended September 30, 2011, cash provided by operations of $72.3 million was used to repay $10.9 million of long-term debt related to capital leases, fund $26.4 million of capital expenditures net of proceeds from asset sales, acquire the outstanding 25% equity interest of a consolidated logistics subsidiary for $4.1 million, and pay dividends of $2.4 million on Common Stock. During the nine months ended September 30, 2011, ABF financed the acquisition of $21.3 million in revenue equipment through capital lease and note payable arrangements.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments which commenced in third quarter 2012 (in accordance with terms of the Credit Agreement) and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of September 30, 2012 the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

On June 15, 2012, the Company terminated its accounts receivable securitization program with SunTrust Bank. There were no borrowings during the term of the program and no borrowings outstanding under the program on the date of termination. The Company paid no penalties to terminate the program.

On June 15, 2012, the Company entered into a replacement accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2012 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The securitization agreement includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of September 30, 2012, standby letters of credit of $14.9 million have been issued under the facility, which reduced the available borrowing capacity to $60.1 million.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous paragraph. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The Company has up to $80.6 million of availability for the issuance of letters of credit under the LC Agreements. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During the nine months ended September 30, 2012, the Company transferred $26.1 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of September 30, 2012, the Company had $21.5 million of letters of credit outstanding of which $6.0 million were collateralized by restricted cash equivalents and short-term investments under the LC Agreements.

The Company has programs in place with insurance carriers for the issuance of surety bonds in support of the self-insurance program discussed in the previous paragraphs. As of September 30, 2012, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million collateralized by $3.8 million of restricted short-term investments primarily in certificates of deposit. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $36.6 million as of September 30, 2012.

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

ABF has financed the purchase of certain revenue equipment through promissory note arrangements; $38.0 million of which was financed during the nine months ended September 30, 2012. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. The future payments due under the notes payable arrangements are shown in Contractual Obligations within this section of MD&A, and the present values of net minimum payments under the note payable are recorded in long-term debt.

The Company will consider utilizing capital lease and promissory note arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of September 30, 2012. The Company’s 2011 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	($ thousands)
		Less Than	1—3	3—5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Term Loan, including interest(1)	$104,267	$12,656	$31,876	$59,735	$—
Capital lease obligations, including interest(2)	34,539	22,647	9,983	1,377	532
Notes payable, including interest(2)	58,225	23,116	35,040	69	—
Voluntary savings plan distributions(3)	2,985	630	452	138	1,765
Postretirement health expenditures(4)	8,044	587	1,227	1,410	4,820
Deferred salary distributions(5)	8,974	1,146	1,947	1,419	4,462
Supplemental pension distributions(6)	8,277	—	—	1,235	7,042
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	60,702	14,342	21,343	11,616	13,401
Purchase obligations(8)	7,249	7,249	—	—	—
Total contractual obligations	$293,262	$82,373	$101,868	$76,999	$32,022

(1)             Represents payments under the Term Loan discussed in Financing Arrangements within this section of MD&A.  The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments that commenced in third quarter 2012.

(2)             Capital lease obligations and notes payable relate primarily to revenue equipment, as discussed in Financing Arrangements within this section of MD&A. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(3)             Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, or disability of current employees.

(4)    Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $17.9 million as of September 30, 2012.

(5)    Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $6.1 million as of September 30, 2012.

(6)    Represents projected distributions under the unfunded supplemental benefit pension plan (“SBP”). The accrual of benefits was frozen for the remaining participants under the SBP effective December 31, 2009. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $6.7 million as of September 30, 2012.

(7) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2012, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $56.9 million for facilities and $3.8 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating primarily to revenue equipment and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2012. The purchase obligations for equipment are included in the Company’s 2012 capital expenditure plan, which is estimated to be approximately $75.0 million, net of proceeds from asset sales. The estimated net capital expenditure plan has been revised, from a previous estimate of $80.0 million to $90.0 million, based on ABF’s plan to reduce new tractor replacements for the remainder of 2012 due to declining business levels and margin constraints. The Company’s 2012 capital expenditure plan includes amounts that may be financed under capital leases, notes payable, and other secured financing. Actual 2012 capital expenditures may differ from the estimated amount depending on factors such as availability and timing of delivery of equipment, as well as the extent of financing available and utilized.

ABF contributes to multiemployer health, welfare and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Management believes existing cash, cash equivalents and short-term investments, cash generated by operations, and amounts available under the Credit Agreement and accounts receivable securitization program will be sufficient for the foreseeable future to maintain current operations and finance the Company’s Term Loan, note and lease commitments; letter of credit and surety bond commitments; quarterly dividends; nonunion benefit plan distributions; capital expenditures; health, welfare and pension contributions under collective bargaining agreements; and other expenditures. Capital leases, notes payable, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

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

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of September 30, 2012.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations and future minimum rental commitments, net of noncancelable subleases, of $60.7 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Balance Sheet Changes

Accounts Receivable

Accounts receivable, less allowances, increased $59.8 million from December 31, 2011 to September 30, 2012, due to an increase in business levels in September 2012 compared to December 2011 and the receivables added with the second quarter 2012 acquisition of Panther (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Goodwill and Intangible Assets

Goodwill and intangible assets, less amortization, increased $75.4 million and $77.8 million, respectively, from December 31, 2011 to September 30, 2012, due to the second quarter 2012 acquisition of Panther.

Accounts Payable

Accounts payable increased $23.7 million from December 31, 2011 to September 30, 2012, due to an increase in business levels in September 2012 compared to December 2011 and the payables added with the second quarter 2012 acquisition of Panther.

Long-Term Debt and Current Portion of Long-Term Debt

Long-term debt, including the current portion, increased $115.4 million from December 31, 2011 to September 30, 2012, primarily due to the Term Loan outstanding under the Credit Agreement which was entered into to finance the June 2012 acquisition of Panther. Long-term debt also increased as a result of additional ABF revenue equipment financing with notes payable. The Company’s Term Loan and notes payable are further discussed in Financing Arrangements within the Liquidity and Capital Resources section of MD&A.

Income Taxes

The Company’s effective tax benefit rate for the nine months ended September 30, 2012 was 104.2%, compared to a tax rate of 34.8% for the nine months ended September 30, 2011. As further discussed below, the effective rate during the first nine months of 2012 was significantly affected by a net reduction of approximately $3.7 million in the valuation allowance for deferred tax assets.

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

At September 30, 2012, the Company had net deferred tax liabilities of $18.1 million. The Company evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of September 30, 2012, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. Management also considered that Panther’s pre-tax income, after adjusting historical income for interest expense under the Company’s ownership structure, would have, if combined with the Company’s pre-tax loss, exceeded the Company’s pre-tax loss reported during the 24-month period ending June 30, 2012. This estimated net combined pre-tax income in recent periods and the fact that reversing deferred tax liabilities exceeded reversing deferred tax assets as of June 30, 2012 resulted in a change in management’s judgment as to whether a valuation allowance for deferred federal tax assets was required. Therefore, the valuation allowance for deferred tax assets related to federal and state net operating loss carryforwards was decreased by a net $8.0 million in the second quarter of 2012. A valuation allowance of $0.6 million was established at June 15, 2012 (acquisition date) for the portion of Panther’s state net operating loss carryforwards for which the realization is not considered to be more likely than not due to the requirement for Panther to file combined or consolidated returns with ABF and other Company subsidiaries, some of which have large state net operating losses at June 30, 2012.

At September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011, valuation allowances for deferred tax assets totaled $2.5 million, $2.9 million, $10.3 million, and $5.6 million, respectively. The $3.1 million net decrease from December 31, 2011 to September 30, 2012 primarily reflects the change in management’s judgment as of June 30, 2012 regarding the Company’s ability to realize deferred tax assets in future periods which resulted in a reduction in the valuation allowance of $8.0 million in the second quarter of 2012 (net reduction of $3.7 million for the nine month period). Valuation allowances for deferred tax assets for which realization was not more likely than not totaled $1.8 million and $4.7 million at September 30, 2012 and December 31, 2011, respectively. In addition, valuation allowances of $0.7 million and $0.9 million at September 30, 2012 and December 31, 2011, respectively, were recorded related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits and net operating losses can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally only deductible when paid. In most recent years, including 2011, financial reporting income exceeded taxable income. For the nine months ended September 30, 2012, temporary differences resulted in the Company having taxable income.

The Company made $0.6 million of foreign and state tax payments during the nine months ended September 30, 2012 and received refunds of $2.6 million of federal and state taxes paid in prior years primarily from loss carrybacks allowed by the Internal Revenue Code and certain states.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2012 may be less than tax benefits that may be recorded related to any operating losses.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2011 Annual Report on Form 10-K. In addition to the critical accounting policies described therein, including policies for indefinite-lived intangible assets, management has implemented policies regarding finite-lived intangible assets associated with the Panther acquisition (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). Management also considers accounting for deferred income taxes to be critical.

The Company amortizes finite-lived intangible assets over their respective estimated useful lives. The Company’s finite-lived intangible assets are related to the Panther acquisition and include the values and useful lives assigned to customer relationships (amortized over a weighted-average period of fourteen years) and driver network (amortized over a weighted-average period of three years). Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing for impairment, the carrying amount of the intangible asset is compared to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss.

Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income or tax-planning strategies. The income tax provision and valuation allowances are complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

There have been no other material changes in the Company’s critical accounting policies during the nine months ended September 30, 2012. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are numerous new proposals under development by the standard setting bodies, which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

Legal and Environmental Matters

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows or results of operations; however, the Company is currently involved in certain nonroutine legal proceedings for which the outcome and the related financial impact cannot be determined at this time (see Note L to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, employee records, and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We have a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for work space, telephones, and desktop computers for basic operations within 48 hours of a catastrophe that renders our corporate headquarters unusable. An emergency communications Web site has also been constructed to provide information to our employees and customers during such a disaster.

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay the Company’s operations, damage its reputation, and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business was able to be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on the Company’s operations, although there can be no certain assurances that a cyber incident that could have a material impact to the Company could not occur.

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

Effects of Inflation

Generally, inflationary and contractual increases in labor and fuel costs, which are discussed in the Results of Operations section of MD&A in regard to the Freight Transportation segment, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact the Company’s operating results. ABF’s contractual wage rates increased primarily on April 1, 2012, and the health, welfare and pension benefit rates increased primarily on August 1, 2012, under the collective bargaining agreement with its union employees. In addition to general effects of inflation, the trucking industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy. ABF’s revenue equipment (tractors and trailers) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF has also experienced increased costs of operating its revenue equipment, including costs of maintenance and tires. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent economic recession and, although ABF’s base LTL pricing improved during the nine months ended September 30, 2012 compared to the same period of 2011, the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs in regards to the Company’s non-asset-based reportable segments have historically been offset through price increases.

Current Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for the purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate predictions of the future.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. Management has excluded the operations of Panther Expedited Services, Inc. (“Panther”), a wholly owned subsidiary, from the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, because Panther was acquired by the Company on June 15, 2012. Panther represented 21.4% of the Company’s consolidated total assets and 4.7% of the Company’s consolidated revenues, as of and for the nine months ended September 30, 2012.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARKANSAS BEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note L, Legal Proceedings, Environmental Matters, and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Panther’s fleet is comprised of independent owner operators and individuals who drive for them. We face intense competition in attracting and retaining qualified owner operators for Panther’s operations from the available pool of drivers and fleets, which may require us to increase owner-operator compensation or take other measures to remain an attractive option for owner operators.

In the event that regulators or courts were to successfully reclassify our owner operators as employees, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws and workers’ compensation, unemployment benefits, labor and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on our results of operations and financial condition.

Our Premium Logistics and Expedited Freight Services segment faces risks of disruptions or failures of essential services upon which its information technology platform relies. Costs incurred and/or loss of business associated with these risks could have a material adverse effect on our results of operations and financial condition.

In our Premium Logistics and Expedited Freight Services segment, we rely heavily on our proprietary information technology platform to quote, book, and track shipments; to determine the location and capabilities of our owner-operator network and to schedule their shipments; to recommend cost-effective solutions in the appropriate transportation mode and store externally and internally generated data. Therefore, our business requires the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. Our information technology systems also depend upon global communications providers, satellite-based communications systems, electric utilities, and telecommunications providers. We have no control over the operation, quality or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions or failures in the services upon which our information technology platform relies would adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operation.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; changes in foreign exchange rates; the ability to secure space on third party aircraft, ocean vessels, and other modes of transportation; difficulties in enforcing contractual obligations and intellectual property rights; burdens of complying with a wide variety of international and United States regulations and export and import laws; and social, political, and economic instability. In addition, if we are unable to maintain the Customs — Trade Partnership Against Terrorism (“C-TPAT”) status of our Premium Logistics and Expedited Freight Services segment, we may have significant border delays, which could cause our international operations to be less efficient than competitors also operating internationally. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties imposed by foreign governments. These and other factors that substantially affect the operations of our international business could have a material adverse effect on the operating results of our global service offerings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)      Recent sales of unregistered securities.

None.

(b)      Use of proceeds from registered securities.

None.

(c)      Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2012, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2012.

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: November 7, 2012	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: November 7, 2012	/s/ Michael E. Newcity
Michael E. Newcity
Vice President — Chief Financial Officer
and Principal Financial Officer