Form 10-K
period 2012-12-31
ARKANSAS BEST CORP /DE/
filed 2013-02-28
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2012.
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

Large accelerated filer [  ]           Accelerated filer [X]           Non-accelerated filer [  ]              Smaller reporting company [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 29, 2012, was $305,784,915.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 22, 2013, was 25,629,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held May 21, 2013, are incorporated by reference in Part III of this Form 10-K.

(This page intentionally left blank.)

ARKANSAS BEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•                  a workforce stoppage by our employees covered under our collective bargaining agreement or unfavorable terms of future collective bargaining agreements;

•                  relationships with employees, including unions;

•                  general economic conditions and related shifts in market demand that impact the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries and/or limit our customers’ access to adequate financial resources;

•                  union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans;

•                  competitive initiatives, pricing pressures, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges;

•                  availability of fuel;

•                  default on covenants of financing arrangements and the availability and terms of future financing arrangements;

•                  availability and cost of reliable third-party services;

•                  disruptions or failures of services essential to the use of information technology platforms in our business;

•                  availability, timing, and amount of capital expenditures;

•                  future costs of operating expenses such as fuel and related taxes;

•                  self-insurance claims and insurance premium costs;

•                  governmental regulations and policies;

•                  future climate change legislation;

•                  potential impairment of goodwill and intangible assets;

•                  the impact of our brand and corporate reputation;

•                  the cost, timing, and performance of growth initiatives;

•                  the cost, integration, and performance of any future acquisitions;

•                  the costs of continuing investments in technology, a failure of our information systems, and the impact of cyber incidents;

•                  weather conditions; and

•                  other financial, operational, and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K that are referred to above. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report on Form 10-K in “Risk Factors” under Item 1A. All forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1.     BUSINESS

Arkansas Best Corporation

Arkansas Best Corporation (the “Company”) was incorporated in Delaware in 1966. Headquartered in Fort Smith, Arkansas, the Company is a freight transportation services and solutions provider with five reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation operating segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are the following non-asset-based businesses: Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services. These non-asset-based businesses accounted for approximately 18% of 2012 and 22% of fourth quarter 2012 total revenues before other revenues and intercompany eliminations. As of December 2012, the Company and its subsidiaries had a total of 11,250 active employees of which approximately 67% were members of labor unions.

The Company continually analyzes where additional capital should be invested and management resources should be focused to improve relationships with customers and meet their expanding needs. Management of the Company is focused on increasing returns to our stockholders. Unacceptable returns by ABF have recently led the Company to reduce or limit investment in that business segment and increase investment in the non-asset-based businesses. The additional resources invested in growing the non-asset-based businesses is part of management’s long-term strategy to ensure the Company is well equipped to serve the changing marketplace through both its traditional less-than-truckload (“LTL”) operations and its businesses that provide services complementary to Freight Transportation.

As part of such strategy, on June 15, 2012, the Company acquired Panther Expedited Services, Inc. (“Panther”). Panther is one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding. Through ABF and its non-asset-based businesses, including Panther, the Company offers end-to-end logistics solutions and expertise for its customers’ unique shipping needs, including: domestic and global transportation of LTL, truckload or full-container load (“FCL”), and less-than-container load (“LCL”) shipments; expedited ground and time-definite delivery solutions; freight forwarding services; freight brokerage; oversight of roadside assistance and equipment services for commercial vehicles; and household goods moving market services for consumers, corporations, and the military.

Freight Transportation Segment

ABF Business Overview

The Freight Transportation segment represents the operations of ABF, which includes ABF Freight System, Inc., the Company’s largest subsidiary, and certain other subsidiaries of the Company, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; Land-Marine Cargo, Inc.; and Global Supply Chain Services, Inc. ABF’s revenues, which totaled $1.7 billion for each of the years ended December 31, 2012 and 2011 and $1.5 billion for the year ended December 31, 2010, accounted for approximately 82% of the Company’s total revenues before other revenues and intercompany eliminations in 2012 and approximately 90% of such amounts in each of 2011 and 2010.

ABF has been in continuous service since 1923. ABF Freight System, Inc. was incorporated in Delaware in 1982 and is the successor to Arkansas Motor Freight, a business originally organized in 1935. Arkansas Motor Freight was the successor to a local LTL carrier that was originally organized in 1923. ABF expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF provides interstate and intrastate direct service to more than 44,000 communities through 277 service centers in all 50 states, Canada, and Puerto Rico. Through arrangements with trucking companies in Mexico, ABF provides motor carrier freight transportation services to customers in that country as well. ABF International Air Services offers business-to-business air transportation to over 130 countries around the world, including door-to-door and door-to-airport services for exporting freight out of the United States. Import services including airport-to-door, door-to-door, and airport-to-airport are also available for importing freight into the United States. Global Supply Chain Services, Inc. offers ocean transport, including FCL and expedited LCL, to nearly 90 percent of the total ocean international market to and from the United States.

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF network to reflect changes in customer demands and to reconcile ABF’s infrastructure with tonnage levels and the proximity of customer freight.  In consideration of ABF’s recent operating results, the Company is currently evaluating adjustments to

ITEM 1.      BUSINESS – continued

the ABF network, including the closure of certain terminals and distribution centers, that is largely dependent upon ABF’s labor cost structure. ABF’s labor costs are impacted by its contractual obligations under its collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”). This collective bargaining agreement expires on March 31, 2013, and negotiations for the subsequent period are in process. The negotiation of terms of the collective bargaining agreement is very complex. (See the ABF Employees section below for more information regarding ABF’s collective bargaining agreement negotiations.) The costs to relocate certain operations in connection with the potential ABF network adjustments are not expected to be material. Any network changes will be made in consideration of customer service levels and other relevant factors while focusing on returning ABF to profitability. There can be no assurances that these changes, if any, will result in a material improvement of ABF’s results of operations.

ABF offers transportation of general commodities through standard, expedited, and guaranteed LTL services – both nationally and regionally. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. ABF’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by ABF include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products. ABF also provides consumer self-move services through U-Pack Moving®; expedited and time-definite shipping; delivery requiring special handling; coordination of LCL shipments and full container loads moving globally; and an integrated warehousing services network.

ABF provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. Once delivered to a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in real estate and labor costs related to local pickup, delivery, and cross-docking of shipments, are somewhat more fixed in nature when maintaining service levels.

ABF has organically implemented a Dual-System® Network over the last several years to integrate regional service offerings with its traditional long-haul model to facilitate its customers’ next-day and second-day delivery needs throughout the United States. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points, and increased door capacity at a number of key locations. The Dual-System Network allows for consistent and continuous LTL service within a single-carrier platform regardless of distance. The integration of ABF’s regional service offerings has resulted in reduced transit times in approximately 35,000 lanes, representing over 46% of the lanes in ABF’s network. ABF defines the regional market as tonnage moving 1,000 miles or less, which represented approximately 60% of ABF’s tonnage in 2012. Management has estimated the regional market to be almost twice as large as the long-haul market, and ABF’s percentage share of the regional market is estimated to be less than one-half of its percentage share of the long-haul market.

During the year ended December 31, 2012, no single customer accounted for more than 4% of ABF’s revenues, and the ten largest customers accounted for less than 10% of ABF’s revenues. In 2012, ABF managed 4.5 million customer shipments weighing a total of 6.1 billion pounds for an average weight of 1,357 pounds per shipment. As of December 31, 2012, ABF utilized approximately 3,700 tractors and 20,000 trailers in its linehaul and local pickup and delivery operations.

ABF Employees

As of December 2012, ABF had approximately 9,900 active employees. Employee compensation and related costs are the largest components of ABF’s operating expenses. In 2012, such costs amounted to 62.2% of ABF’s revenues. As of December 2012, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the IBT. The agreement with the IBT, which extends through March 31, 2013, provided for compounded annual contractual wage and benefit increases of 3% to 4%, subject to additional increases for cost-of-living adjustments, which includes ABF contributions to various multiemployer plans maintained for the benefit of

ITEM 1.          BUSINESS – continued

its employees who are members of the IBT. Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer plans.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted by the IBT to certain union competitors also allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan to which ABF contributes indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share, which further limited ABF’s ability to maintain or increase base freight rates to sufficient levels in recent years. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure under the NMFA on its operating results. As further discussed in Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, management has taken legal actions that it believes are necessary for ABF to achieve an equitable cost structure and to compete effectively in the LTL industry.

ABF is currently negotiating its new collective bargaining agreement with the IBT for the period subsequent to March 31, 2013. The negotiation of terms of the collective bargaining agreement is very complex, and there can be no assurances regarding the terms of the new agreement and the related impact on ABF operations and its wage and benefit cost structure for the new period. The inability to agree on acceptable terms prior to the expiration of ABF’s current agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years.

Due to its national reputation, its working conditions, and its wages and benefits, ABF has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations. Management believes that its employees are important to ABF’s focus on customer service and careful cargo handling. See the Reputation and Responsibility section below for information regarding ABF’s recognition for safety, claims prevention, and employee leadership.

Competition, Pricing, and Industry Factors

ABF competes with nonunion and union LTL carriers, including YRC Freight and YRC Regional Transportation (reporting segments of YRC Worldwide Inc.), FedEx Freight, Inc., UPS Freight (a business unit of United Parcel Service, Inc.), Con-way Freight (a business unit of Con-way Freight Inc.), Old Dominion Freight Line, Inc., Saia, Inc., Vitran Corporation Inc., and Roadrunner Transportation Systems, Inc.

ABF actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. Competition is based primarily on price, service, and providing logistics solutions to customers. ABF seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions. ABF’s careful cargo handling, as previously mentioned in the ABF Employees section, and its use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how ABF adds value to its services.

Competition for freight revenue has resulted in price reductions throughout the industry. In an effort to maintain and improve its market share, the Company’s LTL motor carrier subsidiaries offer and negotiate various discounts from established pricing. ABF also charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index. Throughout 2012, the fuel surcharge mechanism generally continued to have market acceptance among ABF’s customers, although certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered.

ITEM 1.          BUSINESS – continued

The trucking industry, including ABF, is directly affected by the state of the residential and commercial construction, manufacturing, and retail sectors of the North American economy. The trucking industry faces rising costs, including costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy, and rising costs in certain non-industry specific areas, including health care and retirement benefits. The trucking industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. Freight shipments, operating costs, and earnings are also adversely affected by inclement weather conditions. In addition, seasonal fluctuations affect tonnage levels. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

The U.S. Department of Transportation (“DOT”) hours-of-service rules regulating driving time for commercial truck drivers became effective in January 2004. The Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT issued revised hours-of-service rules in December 2011. The effective date of the final hours-of-service rules was February 27, 2012 with a July 1, 2013 compliance date for selected provisions. The final rule retained the daily maximum driving limit of 11 hours but reduced the maximum weekly driving hours to 70 from 82. Implementation of the new hours-of-service rules is not expected to have a significant impact on ABF’s operations; however, the hours-of-service rules are being challenged in federal court, and future modifications to the rules may impact ABF’s operating practices and costs.

The FMCSA is currently required to issue a final rule by October 2013 regarding the requirements for interstate commercial trucks to install electronic logging devices (“ELDs”) to monitor compliance with hours-of-service regulations. In August 2011, the 2010 rule related to ELDs was remanded back to the FMCSA for further proceedings. The Notice of Proposed Rulemaking is scheduled for June 2013. Motor carriers are expected to be required to be in compliance within three years after the final rule is issued. ABF is in the early stages of developing an ELD solution that will allow for the electronic capture of drivers’ hours of service, as well as for improvement in administrative, dispatch, and maintenance efficiencies.

Technology

The Company’s advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology used by the Company have been developed internally and tailored specifically for customer or internal business processing needs.

ABF makes information readily accessible to its customers through various electronic pricing, billing, and tracking services, including a logistics application for Apple iPhone and iPad devices which allows ABF customers to access information about their ABF shipments and request shipment pickup. Online functions tailored to the services requested by ABF customers include bill of lading generation, pickup planning, customer-intelligent price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from ABF’s systems directly into their own Web site or backend information systems. As a result, ABF’s customers can provide shipping information and support directly to their own customers.

Wireless technology enhances the speed and utility of the system by streamlining procedures across ABF’s transportation network. City drivers, dockworkers, dispatchers, and others are connected to the system and customers in real time via mobile devices. These devices allow for more efficient shipment pickups, paperless dock operations, and optimal load planning.

Insurance, Safety, and Security

Generally, claims exposure in the motor carrier industry consists of cargo loss and damage, third-party casualty, and workers’ compensation. ABF is effectively self-insured for the first $1.0 million of each cargo loss, generally $1.0 million of each third-party casualty loss, and $1.0 million of each workers’ compensation loss. Certain other motor carrier subsidiaries of the Company are insured and have lower deductibles on their policies. The Company maintains insurance that it believes is adequate to cover losses in excess of such self-insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent. The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate insurance coverage for 2013 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its motor carrier operations in the foreseeable future. As evidenced by being a six-time winner of the American Trucking Associations’ President’s Trophy for Safety, Excellence in Security Award, and Excellence

ITEM 1.          BUSINESS – continued

in Claims/Loss Prevention Award, ABF believes that it has maintained one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

ABF is subject to the Compliance, Safety, and Accountability (“CSA”) program of the FMCSA which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the DOT. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories (“BASIC”), as well as evaluation and intervention programs. Based on the most recently published carrier scores, ABF continued to demonstrate its best-in-class safety reputation, scoring better than the average of its LTL competitors and well below the alert thresholds in all five publicly available BASIC scoring categories. Generally, LTL carriers posted more favorable safety scores than truckload carriers. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a change in a carrier’s safety rating. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

ABF has been subject to cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) since 2001 and regulations issued by the U.S. Department of Homeland Security since 2002. ABF is not able to accurately predict how past or future events will affect government regulations and the transportation industry. ABF believes that any additional security measures that may be required by future regulations could result in additional costs; however, other carriers would be similarly affected.

Environmental and Other Government Regulations

The Company is subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, underground and aboveground storage tanks, contingency planning for spills of petroleum products, and disposal of waste oil. New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built on or after January 1, 2010.

Certain states have enacted legislation relating to engine emissions and/or fuel economy, such as regulations enacted by the California Air Resources Board (“CARB”). At the present time, management believes that these regulations will not result in significant additional overall costs to the Company. However, there can be no assurance that more restrictive regulations will not be enacted. The Company is unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs.

The Company’s subsidiaries store fuel for use in tractors and trucks in 67 underground tanks located in 22 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the EPA and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. It is anticipated that the resolution of the Company’s environmental matters could take place over several years. The Company’s reserves for environmental cleanup costs are estimated based on management’s experience with similar environmental matters and on testing performed at certain sites.

Reputation and Responsibility

The value of the ABF brand is critical to the Company’s success. ABF is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF is viewed as a premium service provider, especially in the areas of cargo claims prevention, customer service, and reliability.

ABF is consistently recognized for best-in-class performance in productivity, service, and electronic and market innovation. In September 2012, ABF was listed on InformationWeek magazine’s “2012 Information Week 500,” which represents the seventh consecutive year ABF has received this recognition as an innovator in information technology. In July 2011, ABF

ITEM 1.          BUSINESS – continued

received the CIO magazine “2011 CIO 100” award for its use of information technology in leveraging supply chain services. ABF has been ranked in the top ten on Selling Power magazine’s list of “Best Companies to Sell For” for eleven consecutive years. In February 2013, ABF was honored as one of the “Training Top 125” companies by Training magazine for the fourth year in a row. In both 2010 and 2011, ABF was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology.

ABF is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in the Insurance, Safety, and Security section, ABF is a six-time winner of the American Trucking Associations’ most prestigious awards: the President’s Trophy for Safety, the Excellence in Security Award, and the Excellence in Claims/Loss Prevention Award. ABF is the only carrier to earn both the Excellence in Claims/Loss Prevention Award and the Excellence in Security Award in the same year, which it has accomplished three times. For the seventh time in the past ten years, ABF was among the winners of the 2012 National Truck Safety Contest conducted by the Safety Management Council of the American Trucking Associations. In January 2013, three ABF drivers were named by the American Trucking Associations as “America’s Road Team Captains,” continuing the tradition of ABF’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF’s safety record. ABF also utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule and equipment replacement program. In 2006, ABF was accepted in the EPA’s SmartWay Transportation Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies improve fuel efficiency. In 2010, 2011, and 2012, ABF was recognized in Inbound Logistics magazine’s annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF has participated in other opportunities to address environmental issues.

Non-Asset-Based Segments

For the year ended December 31, 2012, the combined revenues of the Company’s non-asset-based segments totaled $368.6 million, accounting for approximately 18% of annual and 22% of fourth quarter total revenues before other revenues and intercompany eliminations. The Company is investing resources to grow its non-asset-based segments as it continues to expand its logistics service offerings in both its traditional markets and in high-value markets that offer the opportunities for higher margins. The Company’s emerging lines of business provide a complementary set of transportation and maintenance solutions to the Freight Transportation segment. Through unique methods and processes, including technology solutions, these businesses provide various logistics services without significant investment in revenue equipment or real estate. Competition is based primarily on price, service, and providing logistics solutions to customers. Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2012, 2011, and 2010.

Premium Logistics and Expedited Freight Services

The Premium Logistics and Expedited Freight Services segment includes the operating results of Panther, which was founded in 1992 and acquired by the Company on June 15, 2012 (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Panther provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. As of December 2012, Panther employed approximately 390 active employees to support its operations.

Panther’s customers communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, fax, internet, email, or Electronic Data Interchange (“EDI”). The information about each shipment is entered into a proprietary

ITEM 1.          BUSINESS – continued

operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the contracted carrier is selected, the cost for the transportation has been agreed upon, and the contract carrier has committed to provide the transportation, Panther is in contact with the contract carrier through numerous means of communication (including EDI, its proprietary Web site, email, fax, telephone, and mobile applications) and utilizes satellite tracking and communication units on the vehicles to continually update the position of equipment to meet customers’ requirements as well as to track the status of the shipment from origin to delivery. The satellite tracking and communication system automatically updates Panther’s fully-integrated internal software and provides customers with real-time electronic updates.

Substantially all of the network capacity for Panther’s operations is provided by third-party contract carriers, including owner operators, cartage agents, air freight carriers, ocean shipping lines, and other transportation asset providers, which are selected based on their ability to serve Panther’s customers effectively with respect to price, technology capabilities, geographic coverage, and quality of service. Third-party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Panther owns certain highly specialized equipment, primarily temperature-controlled trailers, to meet the service requirements of certain customers.

Panther faces intense market competition from service providers that offer one or more of its premium freight logistics services. Panther’s highly fragmented competitive landscape includes both non-asset-based and asset-based logistics companies, including freight forwarders that dispatch shipments via asset-based carriers; smaller expedited carriers; integrated transportation companies that operate their own aircraft and trucks; cargo sales agents and brokers; internal shipping departments at companies that have substantial transportation requirements; associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates; and smaller niche service providers that provide services in a specific geographic market, industry, or service area. Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced technological systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value.

Panther is subject to various laws, rules and regulations and is required to obtain and maintain various licenses and permits, some of which are difficult to obtain. Panther’s network of third-party contract carriers is subject to the CSA program of the FMCSA, which was implemented in 2010 to enforce the current motor carrier safety regulations of the DOT. These third-party carriers must also comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours of service. These regulating bodies and rules are more fully described in the Freight Transportation Segment section of Part I, Item I of this Annual Report on Form 10-K.

Panther’s operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedited shipments may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, but hurricanes and other weather events can result in higher demand for expedited services.

Truck Brokerage and Management

The Truck Brokerage and Management segment includes the results of operations of the Company’s transportation brokerage services subsidiary, FreightValue, Inc. The operations of FreightValue® were internally developed, beginning in 2001 with a modest entry into the market through spot quotes for flatbed shipments. This operating segment now provides third-party transportation brokerage and management services in the United States, Canada, and Mexico by sourcing a variety of equipment types including truckload, flatbed, intermodal, temperature-controlled, and specialized equipment coupled with strong technology and carrier- and customer-based Web tools.

FreightValue does not own any trucks or trailers; instead, it relies on a network of subcontracted third-party transportation providers. Success of this operating segment depends on the ability to find a suitable transportation provider at the right time, place, and price to provide freight transportation services for customers.

The truck brokerage industry is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest

ITEM 1.          BUSINESS – continued

tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels.

Emergency and Preventative Maintenance

The Emergency and Preventative Maintenance segment includes the results of operations of FleetNet America, Inc., the Company’s subsidiary that provides roadside assistance and maintenance management services for commercial vehicles to customers in the United States and Canada through a network of third-party service providers. FleetNet America, Inc. began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the department’s established nationwide service. In 1995, the Company purchased WorldWay Corporation, which included the subsidiaries of Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997.

Emergency roadside services are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in business levels.

Household Goods Moving Services

The Household Goods Moving Services segment includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries that provide third-party transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. The Company completed the acquisition of Albert Companies, Inc. in 2011. Moving Solutions, Inc. was established internally to provide sales, marketing, technology, and customer service to facilitate the Company’s household goods moving businesses. Self-move service operations provided by U-Pack Moving® for which the related freight is handled by ABF are reported within the Freight Transportation segment.

Operations of the Household Goods Moving Services segment are impacted by seasonal fluctuations, resulting in higher business levels in the second and third quarters as the demand for moving services are typically higher in the summer months.

Corporate Responsibility

The Company has a corporate culture focused on quality service and responsibility. The employees of the Company are committed to the communities in which they live and work. The Company makes financial contributions to a number of charitable organizations, many of which are supported by its employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations.  In its hometown of Fort Smith, Arkansas, the Company has been a long-time supporter of the United Way of Fort Smith Area and its 34 partner organizations. In 2012, with employee support, the Company earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, the Company has been recognized by the Arkansas Community Foundation for the service that its employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

Financial Information About Geographic Areas

Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and, therefore, are not provided. The Company’s foreign operations are not significant.

ITEM 1.          BUSINESS – continued

Available Information

The Company files its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. Also, all reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through the Company’s Web site located at arkbest.com or through the SEC Web site located at sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s Web site does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.     RISK FACTORS

Each of the following risk factors could adversely affect our business, operating results, and financial condition. Our principal operations are conducted through ABF within our primary operating segment, Freight Transportation. For 2012, ABF represented approximately 82% of the Company’s total revenues before other revenues and intercompany eliminations. The following risk factors primarily address the risks identified for ABF; however, our other reportable operating segments (Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services) are generally or specifically covered by these risk factors.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on our operating results.

General and industry-specific factors that could have a negative impact on our performance in the future include, but are not limited to the following factors, each of which is discussed in further detail in this section: a workforce stoppage by our employees covered under our collective bargaining agreement or unfavorable terms of future contracts; difficulty in attracting and retaining qualified employees, drivers, and/or dockworkers; inability to improve recent operating results; general economic factors and instability in financial and credit markets; an increasingly competitive industry and freight rate environment; loss of key employees; volatile fuel prices as well as the rates of change in associated fuel surcharges, the effect of fuel surcharge changes on securing increases in base freight rates, and the inability to collect fuel surcharges; the inability to obtain sufficient fuel supplies; default on covenants of financing arrangements; loss of third-party rail service providers; shortage of third-party service providers or our inability to obtain reliable services from third-parties at reasonable prices; disruptions or failures of services essential to the use of information technology platforms in our business; loss of market share to rail or other transportation sectors; increases in the required contributions under our collective bargaining agreements with the IBT for wage contributions and/or benefits contributions to multiemployer plans; increasing capital requirements; excess or insufficient capacity resulting from timing of capital investments; increasing costs of maintenance and tires for revenue equipment; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation and/or third-party casualty claims; increases in workers’ compensation and/or third-party casualty insurance premiums; violation of international, federal, or state regulations and increasing costs for compliance with such regulations; violations of environmental laws or regulations; risks associated with conducting international business; climate change legislation; emissions-control regulations; competitive and regulatory risks related to owner operators of our Premium Logistics and Expedited Freight Services segment; potential impairment of goodwill and intangible assets; costs or liabilities associated with legal proceedings; damage to our brand or corporate reputation; unsuccessful implementation or delayed increases in business volumes of our service and growth initiatives and emerging business lines; unsuccessful business acquisitions; a failure of our information systems; cyber incidents; antiterrorism measures; weather or seasonal fluctuations, including any influence of climate change; and/or changes in accounting rules and requirements.

We may also be negatively impacted by significant declines in demand for our services arising from adverse weather conditions or natural calamities, such as hurricanes, earthquakes, or tornadoes; operational or market disruptions, including infrastructure damage; the loss of a key location such as a distribution center; and/or illegal acts, including terrorist attacks.

The foregoing risks are largely out of our control and any one of these risks could have a material adverse effect on our results of operations.

We depend on our employees to support our operating business and future growth opportunities. If we are unable to reach agreement on a new collective bargaining agreement or our relationship with our employees deteriorates, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results, and place us at a further disadvantage relative to nonunion competitors.

As of December 2012, approximately 75% of ABF’s employees were covered under a collective bargaining agreement with the IBT. The agreement with the IBT, which extends through March 31, 2013, provided for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments. Contract negotiations for the period subsequent to March 31, 2013 began in late December 2012 and are in process. The negotiation of terms of the collective bargaining agreement is very complex. The inability to agree on acceptable terms for the next period prior to the expiration of ABF’s current agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

ITEM 1A.   RISK FACTORS – continued

We operate in a highly competitive industry which consists predominantly of nonunion LTL carriers. Nonunion companies typically have similar wage costs but significantly lower fringe benefit costs compared to union companies. However, certain nonunion carriers reduced their wage rates for freight-handling and driving personnel in recent years, and wage and benefit concessions granted to certain union competitors have also allowed for a lower cost structure than that of ABF. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business. In addition to difficulties we may experience in driver retention, if we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs.

Panther’s driver fleet is made up of independent owner operators and individuals. We face intense competition in attracting and retaining qualified owner operators for Panther’s operations from the available pool of drivers and fleets, which may require us to increase owner-operator compensation or take other measures to remain an attractive option for owner operators.

We have a recent history of net losses.

We have incurred a net loss attributable to Arkansas Best Corporation in three of the past four years totaling $7.7 million, $32.7 million, and $127.9 million for the year ended December 31, 2012, 2010, and 2009, respectively. Improvement of our operating results depends upon numerous factors, including our ability to increase tonnage; secure adequate pricing, including fuel surcharges, for our services; forecast and manage our cost structure to business levels, primarily in the area of salaries, wages, and benefits; and grow our emerging non-asset-based businesses. We can make no assurances that we will be able to achieve the operating results necessary to improve our profitability in the future.

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our operating results, liquidity, and financial position.

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our business is directly affected by levels of industrial production, manufacturing, housing, and consumer spending. Recessionary economic conditions may result in a general decline in demand for freight transportation services. The pricing environment generally becomes more competitive during economic recessions, which adversely affects the profit margin for our services. Customers may select transportation services based on pricing alone, which may result in a loss of business in some cases. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. In addition, customers could reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

We depend on suppliers for equipment, parts, and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels could adversely impact our business and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We have historically been subject to market risk due to variable interest rates, on all or a part of our borrowings under bank credit lines, and continue to be subject to such risk on our accounts receivable securitization facility and the secured term loan (“Term Loan”) outstanding under our credit agreement (“Credit Agreement”). Changes in interest rates may increase our financing costs related to the Term Loan, future borrowings against our accounts receivable securitization facility, additional capital lease or note payable arrangements, or additional sources of financing. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Agreement and accounts receivable securitization facility, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions or disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition.

ITEM 1A.   RISK FACTORS – continued

Our qualified nonunion defined benefit pension plan trust holds investments in equity and debt securities. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially increase our requirement to make contributions to the plan. A change in the interest rates used to calculate our funding requirements under the Pension Protection Act (the “PPA”) would impact contributions required to fund our plan. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial future investment losses on pension plan assets would increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. In addition, a change in the discount rate used to calculate our obligations for our nonunion defined benefit pension plan and postretirement health benefit plan for financial statement purposes would impact the projected benefit obligation and expense for these plans. An increase in expense for these pension and postretirement plans may adversely impact our results of operations. We could also experience losses on investments related to our cash surrender value of variable life insurance policies, which may negatively impact our results of operations.

We are uncertain as to how long we will continue to be impacted by the residual effects of the unfavorable macroeconomic and industry conditions of recent years. The continuation or further weakening of these conditions could have a material adverse effect on our business, results of operations, and financial position. Furthermore, it is not possible to predict the effects of armed conflicts or terrorist attacks and subsequent events on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.

We operate in a highly competitive industry and our business could suffer if we are unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability and ability to compete in the transportation industry.

We face significant competition in local, regional, national, and international markets. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our operating results and financial condition. These competitive factors include, but are not limited to, the following:

•                  We compete with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads, some of which have greater capital resources than we do or have other competitive advantages.

•                  Our nonunion competitors generally have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than ours and may impact our competitiveness in the LTL industry. Our competitors could reduce their freight rates to gain market share, especially during times of reduced growth rates in the economy. The resulting increased pricing competition could limit our ability to maintain or increase freight rates, maintain our operating margins, or grow tonnage levels.

•                  Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain or grow our business.

•                  Customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

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

ITEM 1A.    RISK FACTORS – continued

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

We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs, and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. A disruption in our fuel supply resulting from natural or man-made disasters, armed conflicts, terrorist attacks, actions by producers, or other factors that are beyond our control could have a material adverse effect on our operations. We maintain fuel storage and pumping facilities at many of our terminals; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

We charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. The fuel surcharge rate in effect is available on the ABF Web site at abf.com. (The information contained on the ABF Web site is not a part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.) Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure, or the total price that we will receive from our customers.

Fuel prices have fluctuated significantly in recent years. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2012, the fuel surcharge mechanism generally continued to have market acceptance among our customers, although certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. During periods of increasing fuel costs, the negative impact on operating margins of capped fuel surcharge revenue is more evident as fuel prices remain above maximum levels recovered through the fuel surcharge mechanism on certain accounts. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase.

We do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our fuel surcharge revenue and fuel-related costs. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes, supply and demand imbalances, actions by producers, or other factors that are out of our control which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our Credit Agreement and accounts receivable securitization facility contain financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

The Term Loan outstanding under our Credit Agreement is secured by a lien on certain of our assets and pledges of the equity interests in certain subsidiaries. Our Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. Our accounts receivable securitization facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary

ITEM 1A.    RISK FACTORS – continued

for financings of this type, including a maximum adjusted leverage ratio and maintaining certain characteristics of the receivables, such as rates of delinquency, default, and dilution.

If we default under the terms of these facilities and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings against the facilities could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our Term Loan is secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our Credit Agreement or accounts receivable securitization facility could have a material adverse effect on our liquidity and financial condition.

We depend on services provided by third parties and increased costs or disruption of these services could adversely affect our operations.

In 2012, rail utilization accounted for 14.4% of our total miles in the Freight Transportation segment. A reduction in the availability of rail services could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption in transportation services from our rail service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.

The inability to obtain the services of reliable third-parties at competitive prices or the shortage of quality third-party providers could have a material adverse effect on the operating results of our non-asset-based businesses. Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these services may also reduce available capacity and increase pricing. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues, and profitability of our non-asset-based businesses.

Costs incurred and/or loss of business associated with disruptions or failures of essential services upon which our information technology platforms rely could have a material adverse effect on our results of operations and financial condition.

Our business requires the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure, including our proprietary information technology platforms. Our information technology systems also depend upon global communications providers, satellite-based communications systems, electric utilities, and telecommunications providers. We have no control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions or failures in the services upon which our information technology platforms rely may adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operation.

Our business could be adversely impacted by increased competition from freight transportation service providers outside the motor carrier freight transportation industry.

In addition to LTL and truckload motor carriers, we compete against other freight transportation service providers, including railroads. Certain challenges in the motor carrier freight transportation industry, such as the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; potential changes to driver hours-of-service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations could result in more competitive service offerings of rail providers. Recent growth in the rail transportation sector has resulted from general economic improvement and a conversion of truckload to intermodal shipping. Our results of operations and financial condition could be adversely impacted if railroads or other freight transportation sectors gain a significant share of the market for our services.

ITEM 1A.    RISK FACTORS – continued

We could be obligated to make additional significant contributions to multiemployer pension plans.

Under the provisions of the Taft-Hartley Act, retirement and health care benefits for our contractual employees are provided by a number of multiemployer plans. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. We contribute to multiemployer pension and postretirement benefit plans monthly based generally on the time worked by our contractual employees, in accordance with our collective bargaining agreement with the IBT and other related supplemental agreements. We recognize as expense the contractually required contribution for the period and recognize as a liability any contributions due and unpaid. Other unrelated employers contribute to these multiemployer plans pursuant to their respective collective bargaining agreements. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. If a participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event of the termination of a multiemployer pension plan or if we withdraw from a multiemployer pension plan, under current law, we would have material liabilities, the amounts of which could be in excess of our current ability to adequately finance, for our share of the unfunded vested liabilities of each such plan. We have not received notification of any plan termination, and we do not currently intend to withdraw from these plans.

We currently contribute to 25 multiemployer pension plans, which vary in size and in funded status. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees, as set forth in the fund’s trust agreements.

In 2006, the Pension Protection Act (the “PPA”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funded levels or that have projected funded deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funded levels over a defined period of time. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funded levels. Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2011, approximately 63% of our contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Pension Fund”) discussed below, are made to plans that are in “critical status” (or in the red zone) and approximately 12% of our contributions are made to plans that are in “endangered status” (or in the yellow zone) as defined by the PPA.

Approximately one half of our multiemployer pension contributions are made to the Central States Pension Fund. The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in critical status in accordance with the PPA. Our current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. In accordance with PPA requirements, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010, which implements additional measures to improve the plan’s funded level, including establishing a minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. The updated rehabilitation plan also effectively caps the required pension contribution rates at the current levels for the rate class applicable to the National Master Freight Agreement (the “NMFA”); however, any changes to scheduled contribution rate increases under the current labor agreement, which ends on March 31, 2013, would be subject to approval by the bargaining parties. Despite the changes made in its rehabilitation plan, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the Central States Pension Fund. The Central States Pension Fund remained in critical status as of January 1, 2012 with a funded percentage of 53.9%, and an amended rehabilitation plan was implemented effective December 31, 2011.

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

ITEM 1A.    RISK FACTORS – continued

would apply retroactively to the 2004 plan year, which would result in a material liability for our share of the resulting funded deficiency, the extent of which is currently unknown to us.

Other multiemployer pension plans in which we participate have adopted or will have to adopt either a funding improvement plan or a rehabilitation program, depending on their current funded status as required by the PPA. We believe that the contribution rates under our collective bargaining agreement will comply with any rehabilitation plan that has been or may be adopted by the majority of the multiemployer pension plans in which we participate. If the contribution rates in the collective bargaining agreement fail to meet the requirements established by the rehabilitation or funding improvement plan required by the PPA for underfunded plans, the PPA would impose additional contribution requirements in the form of a surcharge of an additional 5% to 10%. However, under our current collective bargaining agreement, any surcharges that may be required by the PPA are covered by the contractual contribution rate and should not increase our overall contribution obligation. We are currently negotiating with the IBT for a new collective bargaining agreement for the period subsequent to March 31, 2013, and cannot determine with any certainty the minimum contributions which will be required under future collective bargaining agreements or the impact they will have on our results of operations and financial condition.

The underfunded status of many plans in which we participate developed over many years, and we believe that an improved funded status will also take time to be achieved. We believe that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans, or in certain cases, to extend the solvency of the funds by utilizing a combination of several possible initiatives as they have done in the past, although we cannot make any assurances in this regard. The trustees of the Central States Pension Fund concluded for the rehabilitation plan effective December 31, 2010, that imposing additional contribution increases in the current economic environment could risk irreparable harm to the financial condition of many contributing employers, thereby adversely impacting their ability to continue to make contributions to fund the pension plans. Any changes to scheduled contribution rate increases through March 31, 2013 under our current collective bargaining agreement would be subject to approval by the bargaining parties. While increasing employer contributions has historically served as a potential remedy to address the underfunded status, other alternatives that may be pursued by the trustees of underfunded plans include establishing a minimum retirement age, reducing or eliminating certain “adjustable benefits” of the plan, or redesigning the plan structure. Furthermore, additional legislative changes or action taken by governmental agencies could provide relief.

As previously mentioned, the highly competitive industry in which we operate could impact the viability of contributing employers. In 2009, certain contributing competitors of ABF were granted concessions from the IBT which allowed for the suspension of multiemployer pension plan contributions for the eighteen-month period ending December 31, 2010. In 2010, this suspension was extended until June 1, 2011, at which time pension contributions resumed at a significantly lower rate. The reduction of contributions by member employers, the impact of market risk on plan assets and liabilities, and the effect of any one or combination of the aforementioned business risks, which are outside our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities, and our future contribution requirements.

We have significant ongoing capital requirements that could affect profitability and growth if we are unable to generate sufficient cash from operations or properly forecast capital needs to correspond with business volumes.

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited; we could have to utilize our existing financing arrangements to a greater extent or enter into additional leasing or financing arrangements; or our revenue equipment may have to be held for longer periods, which would result in increased expenditures for maintenance. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. If these situations occurred, there could be an adverse effect on our operations and profitability.

Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect our earnings and cash flows.

Manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine design requirements mandated by the EPA, which are intended to reduce emissions. The latest EPA engine design requirements became effective for engines built beginning January 1, 2010. A

ITEM 1A.    RISK FACTORS – continued

number of states have mandated, and states may continue to mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets that operate in interstate commerce. Further equipment price increases may result from these federal and state requirements. In addition, greenhouse gas emissions regulations are likely to impact equipment design and cost. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected. If the market value of revenue equipment being used in our operations decreases, we could incur impairment losses and our cash flows could be adversely affected.

During prolonged periods of decreased tonnage levels, we may make strategic fleet reductions which could adversely impact our operating results. In addition, other trucking companies may reduce fleet levels during recessionary economic cycles, which could result in an increase in the supply of used equipment. If market prices for used revenue equipment decline, we could incur impairment losses on assets held for sale and our cash flows could be adversely affected.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

We may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. An inability to continue to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our results of operations and financial condition.

Ongoing claims expenses could have a material adverse effect on our operating results.

Our self-insurance retention levels are currently $1.0 million for each workers’ compensation loss, $1.0 million for each cargo loss, and generally $1.0 million for each third-party casualty loss. Certain motor carrier subsidiaries of the Company, other than ABF, are insured and have lower deductibles on their policies. Our self-insurance retention levels for medical benefits are $250,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods. Significant increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In addition, if we lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

We are required by certain states in which we are self-insured to provide collateral for workers’ compensation and third-party casualty claims liabilities. We have agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit that require cash or short-term investments to be pledged as collateral for the outstanding letters of credit. We also have the ability to issue letters of credit against our accounts receivable securitization facility. These otherwise unsecured letters of credit have the effect of reducing borrowing availability under that facility. In addition, we have programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of our self-insurance program. Certain surety bonds are collateralized by restricted short-term investments in certificates of deposit. Estimates made by the states and the surety companies of our future exposure for our self-insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self-insurance program, which could increase the amount of our cash equivalents and short-term investments restricted for use and unavailable for operational or capital requirements.

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

ITEM 1A.    RISK FACTORS – continued

Increased insurance premium costs could have an adverse effect on our operating results.

Our recent insurance renewals did not result in significant changes in premiums; however, insurance carriers may increase premiums for many companies, including transportation companies, in the coming years. We could also experience additional increases in our insurance premiums in the future if our claims experience worsens. If our insurance or claims expense increases and we are unable to offset the increase with higher freight rates, our earnings could be adversely affected. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

We operate in a highly regulated industry, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, safety, contract compliance, insurance requirements, tariff and trade policies, taxation, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

The DOT rules regulating driving time for commercial truck drivers have had a minimal impact upon our operations. The FMCSA issued revised hours-of-service rules in December 2011 which have an effective date of February 27, 2012 and a July 1, 2013 compliance date for selected provisions. Implementation of the new hours-of-service rules is not expected to have an impact on our operations; however, future changes in these rules could have an adverse effect on our operating efficiency and increase costs.

Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers, and driver and/or business suspension for noncompliance. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours-of-service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Shippers may be influenced by the publicly-available scores in selecting a carrier to haul their freight and, although ABF is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a downgrade of our safety rating. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of our Premium Logistics and Expedited Freight Services segment as employees. In the event of such reclassification, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on our results of operations and financial condition.

Increases in license and registration fees, bonding requirements, or taxes, including federal fuel taxes, or the implementation of new forms of operating taxes on the industry could also have an adverse effect on our operating results.

ITEM 1A.    RISK FACTORS – continued

The ongoing development of data privacy laws may require changes to our data security policies and procedures, and the associated costs of the changes required to maintain our compliance with standards in the United States and other jurisdictions in which we operate could adversely affect our operating results.

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

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; changes in foreign exchange rates; the ability to secure space on third-party aircraft, ocean vessels, and other modes of transportation; difficulties in enforcing contractual obligations and intellectual property rights; burdens of complying with a wide variety of international and United States regulations and export and import laws; and social, political, and economic instability.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”). Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in legal claims against us. In addition, if we are unable to maintain the Customs – Trade Partnership Against Terrorism (“C-TPAT”) status of our Premium Logistics and Expedited Freight Services segment, we may have significant border delays, which could cause our international operations to be less efficient than competitors also operating internationally. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties imposed by foreign governments. These and other factors that substantially affect the operations of our international business could have a material adverse effect on the operating results of our global service offerings.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We may transport hazardous materials and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also store fuel in underground and aboveground tanks at some facilities. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage, and hazardous waste disposal. Under certain environmental laws, we could be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to cleanup costs and liabilities including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business and operating results. In addition, if any damage or injury occurs as a result of the transportation of hazardous materials, we may be subject to claims from third parties and bear liability for such damage or injury.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, or regional climate change legislation is possible in the future. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on us that may adversely impact our results of operations. We may also be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

ITEM 1A.    RISK FACTORS – continued

The engines used in our newer tractors are subject to new emissions-control regulations, which could substantially increase operating expenses.

Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. Engine manufacturers have made adjustments to the operating software since the introduction of these engines that have resulted in slightly improved fuel economy and some early-life cycle reduction in maintenance cost per mile in the 2010 EPA-compliant engines compared to the 2007 EPA engines; however, the maintenance costs have proven to be markedly higher in comparison to the pre-2007 EPA engines. In addition, our costs to acquire and maintain compliant equipment could increase substantially. If we are unable to offset increases in equipment and maintenance costs with higher freight rates and fuel economy savings, our results of operations could be adversely affected.

Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected.

As of December 31, 2012, we had recorded goodwill of $73.2 million and intangible assets, net of accumulated amortization, of $79.6 million, both primarily as a result of the June 15, 2012 acquisition of Panther. Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill and indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill and indefinite-lived intangible assets were performed as of October 1, 2012, 2011, and 2010, and it was determined that there was no impairment of the recorded balances.

Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of Panther could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects on our business.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, competitive matters, personal injury, property damage, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities which may result from the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour and discrimination claims, and any other legal proceedings. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position, and results of operations. Our business reputation and our relationship with our employees may also be adversely impacted by our involvement in legal proceedings. For more information related to the Company’s legal proceedings, see Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

If we are unable to maintain the ABF brand and our corporate reputation, our business may suffer.

ABF is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Our business depends in part on our ability to maintain the image of the ABF brand. Service, performance, and safety issues, whether actual or perceived, could adversely impact our customers’ image of ABF and result in the loss of business. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, which are connected to ABF, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships as well as hinder the growth of our emerging lines of business. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Damage to our reputation and loss of brand equity could reduce demand for ABF’s services and thus have an adverse effect on our business, results of operations, and financial position, as well as require additional resources to rebuild our reputation and restore the value of our brand.

ITEM 1A.    RISK FACTORS – continued

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

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF network to reflect changes in customer demands and to reconcile ABF’s infrastructure with tonnage levels and the proximity of customer freight. In consideration of ABF’s recent operating results, the Company is currently evaluating adjustments to the ABF network, including the closure of certain terminals and distribution centers, that is largely dependent upon ABF’s labor cost structure.  ABF’s labor costs are impacted by its contractual obligations under its collective bargaining agreement with the IBT, which covered approximately 75% of ABF’s employees as of December 2012. This collective bargaining agreement expires on March 31, 2013, and negotiations for the subsequent period are in process. The negotiation of terms of the collective bargaining agreement is very complex. Any network changes will be made in consideration of customer service levels and other relevant factors while focusing on returning ABF to profitability. There can be no assurances that these changes, if any, will result in a material improvement of ABF’s results of operations.

We also face challenges and risks in executing our growth initiatives in our emerging lines of business. We may not be able to hire and train the appropriate personnel to manage and grow these services or we may lose personnel who could take proprietary information about our business to our competitors. As we focus on growing our non-asset-based businesses, we may encounter difficulty in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors, and we may not be able to successfully gain market share which could have an adverse effect on our operating results and financial position.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any future acquisitions.

We evaluate acquisition candidates from time to time and may acquire assets and businesses that we believe complement our existing assets and business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. The degree of success of acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends in part upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; inefficiencies and difficulties that arise because of unfamiliarity with potentially new geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management’s attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of the attention of management from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions.

Our information technology systems are subject to cybersecurity risks, some of which are beyond our control, that could have a material adverse effect on our business, results of operations, and financial position.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Portions of our business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operating results. Certain of our software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup

ITEM 1A.    RISK FACTORS – continued

systems considered appropriate by management. However, it is not practicable to protect against the possibility of damage created by natural disasters, power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise.

We have experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems we have employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investment in technologies and processes to mitigate these risks. Our business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause the company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

Our business could be harmed by antiterrorism measures.

As a result of terrorist attacks on the United States, federal, state, and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. There can be no assurance that new antiterrorism measures will not be implemented and that such new measures will not have a material adverse effect on our business, results of operations, or financial condition.

Our results of operations can be impacted by seasonal fluctuations or adverse weather conditions.

We can be impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Freight shipments and operating costs of the Freight Transportation and Truck Brokerage and Management operating segments can be adversely affected by inclement weather conditions. Expedited shipments of the Premium Logistics and Expedited Freight Services segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the Emergency and Preventative Maintenance segment are impacted by weather conditions that affect commercial vehicle operations. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and level of services provided by our non-asset-based segments and, consequently, our operating results.

Our financial statements may be impacted by future changes in accounting rules and requirements.

Future changes in accounting rules and disclosure requirements could significantly impact our reported financial results and the comparability of financial statements. There are new accounting proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases. Furthermore, a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards could change the way we account for, disclose, and present various aspects of our financial position, results of operations, or cash flows. Potential future changes in accounting rules and regulations could be time-consuming and costly to implement.

ITEM 1A. RISK FACTORS — continued

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

The price of our Common Stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our Common Stock will continue to fluctuate and the fluctuations may be unrelated to our financial performance. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•                 Actual or anticipated variations in our earnings, financial, or operating performance or liquidity, or those of other companies in our industry;

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

•                 Actions by government regulators;

•                 Litigation involving our company, our general industry, or both;

•                 News reports or trends, concerns, and other issues related to us or our industry, including changes in regulations; and

•                 Other factors described in this “Risk Factors” section.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains 196,800 square feet.

Freight Transportation Segment

As of December 31, 2012, ABF operated out of 277 terminal facilities, 10 of which also serve as distribution centers. The Company owns 122 of these facilities and leases the remainder from nonaffiliates. ABF’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,200
Winston-Salem, North Carolina	150	174,600
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Non-Asset-Based Segments

Panther Expedited Services, Inc. leases the general offices of the Premium Logistics and Expedited Freight Services segment located in two buildings in Seville, Ohio totaling approximately 55,900 square feet, as well as six additional locations with approximately 53,800 square feet of office and warehouse space.

The Company also leases a secondary office building in Fort Smith, Arkansas with approximately 36,400 square feet of space for the operations of the Truck Brokerage and Management segment and certain sales and administrative functions of the Household Goods Moving Services segment.

FleetNet America, Inc. owns the offices of the Emergency and Preventative Maintenance segment, containing approximately 38,900 square feet located in Cherryville, North Carolina.

Albert Companies, Inc. owns the general offices and warehouse buildings containing approximately 71,000 square feet and leases additional office space of approximately 15,400 square feet for the Household Goods Moving Services segment operations located in Wichita Falls, Texas.

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements.

ITEM 3.      LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Market Information, Dividends and Holders

The Common Stock of Arkansas Best Corporation (the “Company”) trades on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABFS.” The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend

2012
First quarter	$22.79	$17.18	$0.03
Second quarter	19.38	10.38	0.03
Third quarter	14.35	7.32	0.03
Fourth quarter	9.62	6.43	0.03

2011
First quarter	$28.53	$23.15	$0.03
Second quarter	26.42	21.26	0.03
Third quarter	27.44	16.09	0.03
Fourth quarter	21.89	14.22	0.03

At February 22, 2013, there were 25,629,573 shares of the Company’s Common Stock outstanding, which were held by 298 stockholders of record.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, financial condition, and other factors. So long as no event of default exists under the Term Loan before or after giving effect to any dividend, there are no material contractual restrictions on our ability to declare and pay dividends. In response to the prolonged freight recession, the Board of Directors of the Company reduced the quarterly dividend beginning in the first quarter of 2010 to $0.03 per share. On January 24, 2013, the Board of Directors declared a quarterly dividend of $0.03 per share to stockholders of record on February 7, 2013.

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

As of December 31, 2012, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

ITEM 6.     SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2012. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2012(1)	2011	2010	2009(2)	2008
	(in thousands, except per share data)
Statement of Income Data:
Operating revenues	$2,065,999	$1,907,609	$1,657,864	$1,472,901	$1,833,052
Operating income (loss)	(14,568)	9,759	(54,545)	(168,706)	48,524
Income (loss) from continuing operations before income taxes	(16,992)	9,493	(53,797)	(165,518)	49,910
Provision (benefit) for income taxes	(9,260)	3,160	(21,376)	(37,996)	20,742
Income (loss) from continuing operations attributable to Arkansas Best Corporation(3)	(7,732)	6,159	(32,693)	(127,889)	29,168
Income (loss) from continuing operations per common share, diluted(3)	(0.31)	0.23	(1.30)	(5.12)	1.14
Cash dividends declared per common share(4)	0.12	0.12	0.12	0.60	0.60
Balance Sheet Data:
Total assets	1,034,462	916,220	860,951	869,546	972,298
Current portion of long-term debt	43,044	24,262	14,001	3,603	159
Long-term debt (including capital leases and notes payable, excluding current portion)	112,941	46,750	42,657	13,373	1,457
Other Data:
Net capital expenditures, including assets acquired through capital leases and notes payable(5)	68,854	76,575	41,886	43,676	41,996
Depreciation and amortization(6)	85,493	73,742	71,565	75,226	76,872

________________

(1)          2012 includes the acquisition of Panther Expedited Services, Inc., with Panther’s operations included in the Company’s consolidated results of operations since the acquisition date of June 15, 2012 (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(2)          2009 includes a goodwill impairment charge of $64.0 million (nondeductible for tax purposes), or $2.55 per share, and pre-tax pension settlement expense of $4.6 million, or $0.11 per share, related to the supplemental benefit plan.

(3)          Income (loss) from continuing operations excludes a noncontrolling interest in net income of a subsidiary of $0.2 million, $0.3 million, and $0.4 million in 2011, 2010, and 2009, respectively.

(4)          In January 2010, the Company’s Board of Directors reduced the quarterly cash dividend to $0.03 per share.

(5)          Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

(6)          Excludes amortization of intangible assets associated with acquisition of Panther which totaled $2.3 million in 2012 (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the “Company”) is a freight transportation services and solutions provider with five reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are the following non-asset-based businesses: Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services. The Company’s non-asset-based segments represent emerging lines of business which provide a complementary set of transportation, logistics, and related solutions to the Freight Transportation segment. (See additional segment description in Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements we make in this section due to a number of factors that are discussed in “Forward-Looking Statements” of Part I and “Risk Factors” of Part I, Item 1A of this Annual Report on Form 10-K. MD&A is comprised of three major sections:

•                  Results of Operations includes:

•                  an overview of consolidated results with 2012 compared to 2011 and 2011 compared to 2010, including the disclosure of certain non-GAAP performance measures which impacted consolidated results in 2012 and an EBITDA schedule presented as a measure of consolidated financial performance and ability to service debt obligations;

•                  a financial summary and analysis of the Freight Transportation segment results of 2012 compared to 2011 and 2011 compared to 2010, including a discussion of key actions and events that impacted the results; and

•                  a financial summary and analysis of the Company’s non-asset-based reportable operating segments, including a discussion of key actions and events that impacted the results.

•                  a discussion of other matters impacting operating results including seasonality, effects of inflation, economic conditions, environmental and legal matters, and information technology and cybersecurity.

•                  Liquidity and Capital Resources provides an analysis of key elements of the cash flow statements, borrowing capacity and contractual cash obligations, including a discussion of financing arrangements and financial commitments.

•                  Critical Accounting Policies discusses those accounting policies that are important to understanding certain of the material judgments and assumptions incorporated in the reported financial results.

Income Taxes and Recent Accounting Pronouncements are discussed within separate sections of MD&A.

The key indicators necessary to understand the Company’s operating results include:

•                  For the Freight Transportation segment:

•                  the overall customer demand for ABF’s freight transportation services;

•                  the volume of transportation services provided by ABF, primarily measured by average daily shipment weight (“tonnage”) , which influences operating leverage as tonnage levels vary;

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

A key factor in ABF’s ability to manage labor costs is the terms of its collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”), which covered approximately 75% of ABF’s employees as of December 2012. Contract negotiations for the period subsequent to March 31, 2013, the expiration date of ABF’s current collective bargaining agreement, began in late December 2012. The negotiation of terms of the collective bargaining agreement is very complex. As further discussed in “Risk Factors” of Part I, Item 1A of this Annual Report on Form 10-K, the inability to agree on acceptable terms for the next period prior to the expiration of ABF’s current agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years.

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF network to reflect changes in customer demands and to reconcile ABF’s infrastructure with tonnage levels and the proximity of customer freight. In consideration of ABF’s recent operating results, the Company is currently evaluating adjustments to the ABF network, including the closure of certain terminals and distribution centers, which is largely dependent upon ABF’s labor cost structure which is impacted by its contractual obligations under its collective bargaining agreement with the IBT. The costs to relocate certain operations in connection with the potential ABF network adjustments are not expected to be material. Any network changes will be made in consideration of customer service levels and other relevant factors while focusing on returning ABF to profitability. There can be no assurances that these changes, if any, will result in a material improvement of ABF’s results of operations.

•                  For the non-asset-based reportable segments, primarily customer demand for logistics services combined with economic factors which influence the number of shipments or events used to measure changes in business levels.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2012	2011	2010
	(in thousands, except per share data)
OPERATING REVENUES
Freight Transportation	$1,725,134	$1,730,773	$1,514,108
Premium Logistics and Expedited Freight Services	132,326	–	–
Truck Brokerage and Management	42,710	25,429	19,241
Emergency and Preventative Maintenance	115,968	92,554	74,927
Household Goods Moving Services	77,619	85,611	63,733
Other and eliminations	(27,758)	(26,758)	(14,145)
Total consolidated operating revenues	$2,065,999	$1,907,609	$1,657,864

OPERATING INCOME (LOSS)
Freight Transportation	$(19,410)	$3,609	$(59,740)

Premium Logistics and Expedited Freight Services	2,402	–	–
Truck Brokerage and Management	2,623	1,890	1,373
Emergency and Preventative Maintenance	1,935	2,982	2,719
Household Goods Moving Services	692	2,718	1,719
Other and eliminations	(2,810)	(1,440)	(616)
Total consolidated operating income (loss)	$(14,568)	$9,759	$(54,545)

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(7,732)	$6,159	$(32,693)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.31)	$0.23	$(1.30)

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Consolidated revenues, which totaled $2.1 billion for 2012, increased 8.3% compared to 2011, preceded by a 15.1% increase in 2011 revenues compared to 2010. The year-over-year increase in consolidated revenues for 2012 primarily reflects the revenues reported in the Premium Logistics and Expedited Freight Services segment since the June 15, 2012 acquisition of Panther Expedited Services, Inc. (“Panther”). In addition, higher volume-driven revenues reported by the Truck Brokerage and Management segment and the Emergency and Preventative Maintenance segment contributed to the consolidated revenue growth. With the addition of Panther, total non-asset-based segments generated approximately 18% of 2012 and approximately 22% of fourth quarter 2012 total revenues before other revenues and intercompany eliminations. Freight Transportation revenues were relatively comparable in 2012 and 2011.

The increase in consolidated revenues for 2011 compared to 2010 was primarily attributable to year-over-year increases in tonnage and billed revenue per hundredweight, including fuel surcharges, of the Freight Transportation segment. Consolidated revenue growth was also impacted by higher revenues reported by the Truck Brokerage and Management, the Emergency and Preventative Maintenance, and the Household Goods Moving Services segments.

The consolidated operating loss was $14.6 million in 2012 compared to operating income of $9.8 million in 2011. Consolidated operating income increased $64.3 million in 2011 compared to 2010. The changes in consolidated operating results and per share amounts for 2012, 2011, and 2010 primarily reflect the operations of the Freight Transportation segment.

Consolidated operating results and earnings per share were also impacted by the items identified in the non-GAAP table(1) shown below.

	Year Ended December 31
	2012	2011	2010
	(in thousands, except per share data)

Operating Income (Loss)
Amounts on a GAAP basis	$(14,568)	$9,759	$(54,545)
Transaction costs(2)	2,129	–	–
Operating income (loss), as adjusted	$(12,439)	$9,759	$(54,545)

Net Income (Loss) Attributable to Arkansas Best Corporation
Amounts on a GAAP basis	$(7,732)	$6,159	$(32,693)
Tax benefits(3)	(3,333)	–	–
Transaction costs, after-tax(2)	1,294	–	–
Net income (loss) attributable to Arkansas Best Corporation, as adjusted	$(9,771)	$6,159	$(32,693)

Diluted Earnings (Loss) Per Share
Amounts on a GAAP basis	$(0.31)	$0.23	$(1.30)
Tax benefits(3)	(0.13)	–	–
Transaction costs, after-tax(2)	0.05	–	–
Diluted earnings (loss) per share, as adjusted	$(0.39)	$0.23	$(1.30)

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

(2)    Transaction costs are due to the June 15, 2012 acquisition of Panther. (See Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

(3)    Tax benefits relate to reductions in deferred tax asset valuation allowances. (See the Income Taxes section within MD&A for further discussion of deferred tax valuation allowances.)

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Operating results for 2012 compared to 2011 were also impacted by certain items that did not change in accordance with business levels:

•                 $14.2 million increase in costs associated with sales, customer service, and information technology. The Company has invested in additional sales personnel and information technology to enhance customer service levels in the Freight Transportation segment and to more fully develop the Company’s non-asset-based businesses.

•                 $11.8 million increase in depreciation and amortization expense and a $2.3 million increase in amortization expense of acquired intangible assets related to Panther. Depreciation expense in the Freight Transportation segment increased in 2012 due to a higher number of road tractors and trailers acquired in 2011 at higher per-unit costs. Depreciation and amortization expense of the Premium Logistics and Expedited Freight Services segment, which totaled $3.2 million since the June 15, 2012 acquisition date, also impacted the 2012 results. A substantial portion of Panther’s depreciation and amortization expense was related to amortization of software valued at the purchase date of Panther. The additional $2.3 million increase in amortization expense is associated with the definite-lived intangible assets acquired in the Panther acquisition and is based on acquisition date fair values.

•                  $7.4 million increase in pension and retirement expenses. The increase in pension and retirement expenses includes the impact of higher expenses for the Company’s nonunion defined benefit pension plan in 2012, resulting from a lower discount rate used to remeasure plan obligations at December 31, 2011 versus the prior year and lower than expected returns on pension investments in prior years.

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

Consolidated EBITDA decreased 5.2% in 2012 compared to 2011, following a significant increase in 2011 from 2010. The changes in consolidated EBITDA were driven primarily by changes in consolidated earnings.

	Year Ended December 31
	2012	2011	2010
	(in thousands)

CONSOLIDATED EBITDA
Net income (loss) attributable to Arkansas Best Corporation	$(7,732)	$6,159	$(32,693)
Interest expense and other related financing fees	5,273	3,953	2,852
Income tax provision (benefit)	(9,260)	3,160	(21,376)
Depreciation and amortization(1)	87,754	73,742	71,565
Amortization of share-based compensation	6,068	6,450	5,690
Amortization of net actuarial losses of benefit plans	11,385	7,361	7,888
EBITDA	$93,488	$100,825	$33,926

(1) Includes amortization of intangibles which totaled $2.3 million in 2012 (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

EBITDA is a primary component of the financial covenants to the Company’s Term Loan (See Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss) or earnings (loss) per share, as defined by GAAP. Other companies may calculate EBITDA differently; therefore, the Company’s EBITDA may not be comparable to similarly titled measures of other companies.

Freight Transportation Segment: ABF Overview

ABF represented approximately 82% of the Company’s total revenues before other revenues and intercompany eliminations for the year ended December 31, 2012 and approximately 90% of such amounts for each of the years ended December 31, 2011 and 2010. ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. The key performance factors, as previously described in the Organization of Information section of MD&A, and operating results for ABF are discussed in the following paragraphs.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the year ended December 31, 2012, ABF’s revenues decreased 0.3% on a per-day basis compared to 2011. ABF’s 2011 revenues increased 14.3% on a per-day basis compared to 2010 revenues. The decline in revenue for 2012 compared to 2011 reflects decreases in tonnage levels, offset in part by a 4.4% increase in total billed revenue per hundredweight, including fuel surcharges. The revenue improvement experienced in 2011 versus 2010 reflects increases in tonnage levels and a 10.0% increase in total billed revenue per hundredweight, including fuel surcharges. ABF’s 2012 operating ratio worsened to 101.1% from 99.8% in 2011, preceded by an improvement from 103.9% in 2010, as more fully discussed below and in ABF Results within the Freight Transportation Segment section of Results of Operations.

Tonnage

ABF’s tonnage levels declined 4.6% on a per-day basis in 2012 compared to 2011, preceded by year-over-year increases of 4.0% and 10.1% on a per-day basis in 2011 and 2010, respectively. ABF experienced quarterly decreases in year-over-year tonnage per day from third quarter 2011 through third quarter 2012, which followed year-over-year quarterly increases from first quarter 2010 through second quarter 2011. The effect of weak general economic conditions in 2012 and comparison to significant tonnage growth experienced in the second half of 2010 through the first half of 2011 have influenced the 2012 tonnage comparisons to the prior year. The tonnage declines throughout the first nine months of 2012 were also impacted by ABF’s initiatives to improve account profitability, which led to year-over-year increases in billed revenue per hundredweight for each quarter of 2012. In fourth quarter 2012, ABF experienced a slight increase in tonnage levels versus fourth quarter 2011, despite the negative impact of Hurricane Sandy on business levels at the end of October 2012. Quarter-to-date through late-February 2013, average daily total tonnage for ABF increased approximately 6% to 7% compared to the same period last year; however, the year-over-year tonnage improvement is influenced by comparison to lower tonnage levels experienced in the first quarter of 2012. ABF’s revenues through late-February were approximately 3% to 4% above the same prior year period resulting from increased tonnage in the 2013 period, partially offset by decreases in billed revenue per hundredweight, including fuel surcharges, which was impacted by unfavorable changes in customer mix and freight profile. Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and ABF’s pricing initiatives, as further discussed in the following Pricing section of the ABF Overview, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will maintain or achieve improvements in its current operating results.

Pricing

Another key factor to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 40% of ABF’s business is subject to ABF’s base less-than-truckload (“LTL”) tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 60% of ABF’s business are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF to the customer, and current market conditions.

Since pricing is established individually by account, ABF focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, industry pricing has been negatively impacted during the recent recessionary periods of lower available tonnage, particularly in 2010 and 2009, when pricing became a primary driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Pricing on ABF’s traditional LTL business was adversely impacted during this time in which ABF was not able to adequately

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

secure base LTL rate increases. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase.

Since the second quarter of 2011, ABF has experienced improvement in the overall pricing environment. ABF’s pricing improvement was influenced by retention of general rate increases and improvements in contractual and deferred pricing agreements, as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations.

ABF continues its efforts to increase pricing on underperforming accounts, and management believes these actions have had a significant adverse impact on tonnage levels experienced in 2012. There can be no assurances that the current price improvement trend will continue or that efforts to improve pricing will offset the impact of tonnage losses on ABF’s operating results. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2012, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in Freight Transportation operating expenses and costs as salaries, wages, and benefits, amounted to 62.2%, 61.3%, and 66.3% of ABF’s revenues for 2012, 2011, and 2010, respectively. Labor costs, including retirement and health care benefits for ABF’s contractual employees provided by a number of multiemployer plans (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by ABF’s contractual obligations under its labor agreement primarily with the IBT. This collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), which expires on March 31, 2013, provided for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments, as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations. Contract negotiations for the period subsequent to March 31, 2013 began in late December 2012. The negotiation of terms of the collective bargaining agreement is very complex. There can be no assurances regarding the terms of the new agreement and the impact on ABF’s labor costs for the period subsequent to March 31, 2013.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than that of ABF. Furthermore, ABF’s labor costs are impacted by its

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan to which the Company contributes indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share. Despite pricing improvements ABF has experienced since the second quarter of 2011, these competitive actions in recent years have limited ABF’s ability to maintain or increase base freight rates to sufficient levels. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results.

On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the NMFA for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc., and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Trial Court”) against the parties previously named and Teamster Local Unions 373 and 878, individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks appointment of a third-party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Trial Court to rule on the lawsuit.

The grievance and lawsuit assert that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employers who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC since 2009. The grievance filed by ABF Freight System, Inc. is a claim that the IBT and the other named parties have violated the NMFA. The grievance and lawsuit seek to declare the amendments made to the NMFA on YRC’s behalf null and void. The grievance and lawsuit also seek payment for damages associated with the amendments on YRC’s behalf.

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI, and YRC filed motions to dismiss this amended complaint, and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ motions to dismiss. On January 16, 2012, the IBT, TMI, and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. appealed the dismissal to the Court of Appeals on August 30, 2012. The appeal is proceeding in accordance with the procedures of the Court of Appeals. The timing of the appeals process is uncertain but is expected to take several months.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Freight Transportation Segment: ABF Results – 2012 Compared to 2011

The Freight Transportation segment represents the operations of ABF. The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Year Ended December 31
	2012	2011
ABF Operating Expenses and Costs

Salaries, wages, and benefits	62.2%	61.3%
Fuel, supplies, and expenses	19.1	19.3
Operating taxes and licenses	2.5	2.6
Insurance	1.2	1.4
Communications and utilities	0.9	0.9
Depreciation and amortization	4.6	4.1
Rents and purchased transportation	10.3	9.8
Gain on sale of property and equipment	–	(0.1)
Other	0.3	0.5
	101.1%	99.8%

ABF Operating Income (Loss)	(1.1)%	0.2%

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2012(1)	2011(1)	% Change
Workdays	252.0	252.0

Billed revenue(2) per hundredweight, including fuel surcharges	$28.03	$26.86	4.4%

Pounds	6,099,770,506	6,396,583,751	(4.6)%

Pounds per day	24,205,439	25,383,269	(4.6)%

Shipments per DSY(3) hour	0.473	0.482	(1.9)%

Pounds per DSY(3) hour	642.19	649.63	(1.1)%

Pounds per shipment	1,357	1,348	0.7%

Pounds per mile	19.58	19.56	0.1%

(1)          Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.

(2)          Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is the same as financial statement revenue and, therefore, excludes the portion of revenue deferred.

(3)          Dock, street, and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenue for the year ended December 31, 2012 was $1,725.1 million, compared to $1,730.8 million reported in 2011, for a decrease of 0.3% on a per-day basis. The slight decrease in ABF’s revenue per day for 2012 compared to 2011 was due to a 4.6% decrease in tonnage per day, partially offset by a 4.4% increase in total billed revenue per hundredweight, including fuel surcharges.

ABF’s tonnage decline in 2012 compared to 2011 was primarily attributable to ABF’s initiatives to improve account profitability, the effect of weak general economic conditions, and comparison to significant year-over-year tonnage growth experienced in the 2011 periods as previously discussed in the ABF Overview within the Freight Transportation Segment section of Results of Operations. The tonnage decline for 2012 also reflects a decrease in the number of shipments. ABF experienced quarterly year-over-year tonnage decreases on a per day basis of 10.6%, 6.3%, and 1.4% in each of the first,

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

second, and third quarters of 2012, respectively, with an increase in tonnage on a per day basis of 0.4% in the fourth quarter of 2012 versus the same prior year period.

Effective June 25, 2012 and July 25, 2011, ABF implemented nominal general rate increases on its LTL base rate tariffs of 6.9%, although the amounts vary by lane and shipment characteristics. For 2012, prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of approximately 4% compared to the same period of 2011.

The increase in total billed revenue per hundredweight for 2012 compared to 2011 was impacted by substantial retention of the general rate increases and improvements in contractual and deferred pricing agreements, as well as the initiatives management has taken to increase pricing on underperforming accounts. The increase in total billed revenue per hundredweight for 2012 was also impacted by changes in fuel surcharges and freight profile, including rated class, pounds per shipment, freight density, length of haul, and customer and geographic mix. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF’s traditional LTL business experienced a low- to mid-single digit percentage increase in 2012 compared to 2011. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF experienced year-over-year increases in billed revenue per hundredweight, including fuel surcharges, of 11.5%, 4.7%, and 1.5%, in each of the first, second, and third quarters of 2012, respectively, and the fourth quarter measure was consistent with the same period of 2011. The sequential decline in year-over-year comparisons reflects pricing improvements implemented in the second half of 2011.

ABF Operating Income or Loss

ABF generated an operating loss of $19.4 million in 2012 compared to operating income of $3.6 million in 2011. ABF’s 2012 operating ratio declined to 101.1% from 99.8% in 2011. The impact of recessionary and uncertain economic conditions during recent periods on tonnage and industry pricing levels continues to have a significant influence on ABF’s operating results. Although ABF experienced improvements in pricing during 2012, ABF’s ability to improve its operating ratio is impacted by managing its cost structure, as discussed in Labor Costs of the ABF Overview within the Freight Transportation Segment section of Results of Operations, as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages, and benefits, amounted to 62.2% and 61.3% of ABF’s revenue for 2012 and 2011, respectively. Portions of salaries, wages, and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels including fuel surcharges.

The 0.9% increase in labor costs as a percentage of revenue also reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective primarily on April 1, 2012 and 2011 averaged 1.9% and 1.7%, respectively. The health, welfare, and pension benefit contribution rates for contractual employees increased an average of 3.6% and 3.8%, effective primarily on August 1, 2012 and 2011, respectively.

ABF uses shipments per dock, street, and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure the effectiveness of its linehaul operations, although this metric is influenced by other factors, including freight density, loading efficiency, average length of haul, and the degree to which rail service is used. Although ABF manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. The challenges of adjusting the cost structure are evidenced by the productivity measures in the previous table, including decreases in shipments per DSY hour and pounds per DSY hour of 1.9% and 1.1%, respectively, and only slight improvement in pounds per mile while shipment size increased 0.7%. These productivity measures also reflect the impact of unfavorable changes in customer account profile and mix.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As previously discussed in the Consolidated Results section of Results of Operations, the increase in salaries, wages, and benefits as a percentage of revenues for 2012 compared to 2011 was also impacted by other items that did not change in accordance with business levels, including investments in additional sales and customer service personnel and information technology, and an increase in nonunion pension and retirement expenses.

Depreciation and amortization as a percentage of revenue increased 0.5% compared to 2011, due primarily to the timing of replacing road tractors and trailers, combined with higher per unit costs. In addition, a portion of these costs are fixed in nature when maintaining customer service levels and increase, as a percentage of revenue, with decreases in revenue levels.

Rents and purchased transportation as a percentage of revenue increased by 0.5% in 2012 compared to 2011, primarily attributable to an increase in amounts paid to service providers associated with ABF’s import business and to other agents in order to meet customer requirements, including higher fuel surcharges associated with these global and domestic services.

Freight Transportation Segment: ABF Results – 2011 Compared to 2010

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Year Ended December 31
	2011	2010
ABF Operating Expenses and Costs

Salaries, wages, and benefits	61.3%	66.3%
Fuel, supplies, and expenses	19.3	17.3
Operating taxes and licenses	2.6	2.9
Insurance	1.4	1.2
Communications and utilities	0.9	1.0
Depreciation and amortization	4.1	4.5
Rents and purchased transportation	9.8	10.2
Gain on sale of property and equipment	(0.1)	(0.1)
Other	0.5	0.6
	99.8%	103.9%

ABF Operating Income (Loss)	0.2%	(3.9)%

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table provides a comparison of key operating statistics for ABF:

	Year Ended December 31
	2011(1)	2010(1)	% Change

Workdays	252.0	252.0

Billed revenue(2) per hundredweight, including fuel surcharges	$26.86	$24.41	10.0%

Pounds	6,396,583,751	6,148,569,026	4.0%

Pounds per day	25,383,269	24,399,083	4.0%

Shipments per DSY(3) hour	0.482	0.480	0.4%

Pounds per DSY(3) hour	649.63	653.61	(0.6)%

Pounds per shipment	1,348	1,363	(1.1)%

Pounds per mile	19.56	19.36	1.0%

(1)          Operations of Global Supply Chain Services, Inc., the Company’s global logistics subsidiary, are excluded from the presentation of key operating statistics for the Freight Transportation Segment.

(2)          Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements is the same as financial statement revenue and, therefore, excludes the portion of revenue deferred.

(3)          Dock, street, and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenue for the year ended December 31, 2011 was $1,730.8 million, compared to $1,514.1 million reported in 2010, for an increase of 14.3% on a per-day basis. The increase in ABF’s revenue per day for 2011 compared to 2010 was due to a 10.0% increase in total billed revenue per hundredweight, including fuel surcharges, and a 4.0% increase in tonnage per day.

The year-over-year increase in total billed revenue per hundredweight was impacted by the general rate increases implemented on July 25, 2011 and October 1, 2010, as well as pricing initiatives taken during 2011 and changes in freight profile, including rated class, pounds per shipment, freight density, and customer and geographic mix. The increase in total billed revenue per hundredweight also reflected higher fuel surcharge revenue, which resulted from an increase in the fuel surcharge rate based on changes in diesel fuel prices compared to a national index. Excluding increases in fuel surcharges and changes in freight profile and account mix, average pricing on ABF’s traditional LTL business experienced a low- to mid-single digit percentage increase in 2011 compared to 2010.

ABF’s tonnage increase in 2011 compared to 2010 was primarily attributable to an improved freight environment during the first half of 2011, combined with business from new customers. The tonnage improvement for 2011 also reflected an increase in the number of shipments. ABF experienced quarterly year-over-year tonnage increases on a per-day basis of 20.1% and 9.6% in the first and second quarters of 2011, respectively, but tonnage declines on a per-day basis of 2.9% and 7.6% in the third and fourth quarters of 2011, respectively, versus the same prior year periods. The mid-year shift in tonnage trends reflected the effect of moderating general economic conditions and the influence of ABF’s initiatives to improve account profitability.

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

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABF Operating Expenses

Salaries, wages, and benefits, as a percentage of revenue, decreased 5.0% from 2010 to 2011 primarily reflecting that portions of salaries, wages, and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in salaries, wages, and benefits expense as a percent of revenue was also influenced by a decrease in ABF’s nonunion fringe benefit expenses, which impacted the 2011 operating ratio by 0.5% compared to 2010. The decrease in nonunion fringe benefit expenses was primarily due to lower nonunion defined benefit pension expense in 2011 versus 2010. Despite the decrease in expense as a percentage of revenue, salaries, wages, and benefits costs increased $56.9 million for the year ended December 31, 2011 compared to 2010, influenced by the higher tonnage levels. The expense increase reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA. The annual contractual wage increases effective primarily on April 1, 2011 and 2010 averaged 1.7% and 1.9%, respectively. The health, welfare, and pension benefit rate for contractual employees increased an average of 3.8% and 7.0% effective primarily on August 1, 2011 and 2010, respectively. The lower percentage increase on August 1, 2011 compared to the prior year reflected the impact of no increase in the pension contribution rate from the prior year for the Central States Pension Fund, to which approximately one half of ABF’s total contributions to multiemployer pension plans are made.

For 2011, salaries, wages, and benefits expense was favorably impacted by managing labor costs to business levels as demonstrated by the productivity measures in the previous table, including a 0.4% increase in shipments per DSY hour and a 1.0% increase in pounds per mile compared to 2010. However, ABF experienced a 0.6% decrease in pounds per DSY hour in 2011 from 2010, influenced by a 1.1% decrease in pounds per shipment and changes in customer account profile and mix.

Fuel, supplies, and expenses as a percentage of revenue increased 2.0% in 2011 compared to 2010. This increase primarily reflects significantly higher fuel costs as ABF’s average price per gallon of fuel, excluding taxes, increased 35.7% in 2011 compared to 2010.

Rents and purchased transportation as a percentage of revenue decreased by 0.4% in 2011 compared to 2010, primarily reflecting a slight decrease in rail utilization as a percent of total line miles from 14.7% of total miles in 2010 to 14.3% in 2011. The decrease in rents and purchased transportation costs was also impacted by lower volumes experienced by ABF’s import business.

Non-Asset-Based Reportable Operating Segments

Throughout 2012, the Company invested resources in the continuing development of a plan for future growth and expansion of logistics services. The acquisition of Panther on June 15, 2012 was a key component of the Company’s strategy to offer customers more end-to-end logistics solutions and expertise in response to their complex supply chain and unique shipping needs. By building the non-asset-based operating segments as a strong foundation of complementary business solutions to the Freight Transportation segment, the Company is better positioned to serve the changing marketplace in ABF’s traditional markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non-asset-based segments in Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.)

For the year ended December 31, 2012, the combined revenues of the Company’s non-asset-based segments totaled $368.6 million, accounting for approximately 18% of 2012 total revenues before other revenues and intercompany eliminations. For the fourth quarter of 2012, the non-asset-based businesses contributed approximately 22% of the Company’s total revenues before other revenues and intercompany eliminations.

The Premium Logistics and Expedited Freight Services segment represents the operations of Panther. The results of Panther’s operations since the June 15, 2012 acquisition date through December 31, 2012, including revenues of $132.3 million and operating income of $2.4 million, have been included in the accompanying consolidated financial statements. While incremental to the consolidated results, Panther’s fourth quarter 2012 results were impacted by a slower macroeconomic environment combined with customers managing their inventories and supply chains at more consistent levels, resulting in less than expected demand for expedited services.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table provides a comparison of key operating statistics for the Company’s other non-asset-based reportable operating segments for which full-year results are included in the consolidated financial statements for the periods presented:

				2012 vs.	2011 vs.
	Year Ended December 31			2011	2010
	2012	2011	2010	% Change	% Change
Truck Brokerage and Management Shipments	20,231	11,885	10,147	70.2%	17.1%

Emergency and Preventative Maintenance Events	310,601	273,167	237,142	13.7%	15.2%

Household Goods Moving Services Shipments	18,404	19,915	12,676	(7.6)%	57.1%

Truck Brokerage and Management revenues, which totaled $42.7 million, $25.4 million, and $19.2 million in 2012, 2011, and 2010, respectively, increased 68.0% in 2012 compared to 2011, and 32.2% in 2011 compared to 2010. The increases in revenues are related primarily to an increase in shipments managed, reflecting an expanded customer base. For 2012, Truck Brokerage and Management reported operating income of $2.6 million compared to $1.9 million in 2011 and $1.4 million in 2010. The year-over-year operating income improvements primarily reflect the impact of increased revenues.

Emergency and Preventative Maintenance revenues, which totaled $116.0 million, $92.6 million, and $74.9 million in 2012, 2011, and 2010, respectively, increased 25.3% in 2012 compared to 2011 and 23.5% in 2011 compared to 2010. The revenue growth was impacted by an increase in customer emergency and maintenance service events, which were generated from both the addition of new customers and expanded service to existing customers. Operating income decreased to $1.9 million in 2012 from $3.0 million in 2011, primarily due to an increase in operating expenses related to planned investments in sales personnel, information technology, and operations to provide for continued business expansion. Operating income increased to $3.0 million in 2011 from $2.7 million in 2010, attributable primarily to the event-driven revenue increase.

Revenues of the Household Goods Moving Services segment totaled $77.6 million, $85.6 million, and $63.7 million in 2012, 2011, and 2010, respectively. The 9.3% decrease in revenues in 2012 compared to 2011 primarily reflects a 7.6% decrease in total shipments managed as a result of pricing initiatives, the effect of reduced military-related moves, and comparison to significant shipment growth experienced in prior years. Revenues increased 34.3% in 2011 compared to 2010, driven by a 57.1% increase in total shipments managed. Household Goods Moving Services’ operating income decreased to $0.7 million in 2012 from $2.7 million in 2011, due to the lower revenues combined with planned incremental investment in customer support and operations, including information technology development and supply chain personnel to provide for continued business expansion. Operating income in 2011 increased 58.1% from 2010 due to revenue growth in the segment.

Seasonality

The Company’s operations are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the Freight Transportation and Truck Brokerage and Management segments. Earnings are adversely affected by the impact of inclement weather conditions on the freight shipments and operating costs of these segments. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels. Expedited shipments of the Premium Logistics and Expedited Freight Services segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the Premium Logistics and Expedited Freight Services segment, but hurricanes and other weather events can result in higher demand for expedited services. Emergency roadside service events of the Emergency and Preventative Maintenance segment are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by the variation in events serviced. Business levels of the Household Goods Moving Services segment are generally higher in the second and third quarters as the demand for moving services is typically higher in the summer months.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Effects of Inflation

Generally, inflationary increases in labor and fuel costs, which are discussed in the Freight Transportation Segment section of Results of Operations, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and as a result could adversely impact the Company’s operating results.

In addition, partly as a result of inflationary pressures, ABF’s revenue equipment (tractors and trailers) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF has also experienced increased costs of operating its revenue equipment, including costs of maintenance and tires. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent recessionary and uncertain economic conditions and, although ABF’s base LTL pricing improved during 2012 compared to 2011, the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs regarding the Company’s non-asset-based reportable segments have historically been offset through price increases, although the pricing environment generally becomes more competitive during economic downturns.

In addition to general effects of inflation, the trucking industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy.

Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on the Company’s business, primarily in the Freight Transportation segment, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate.

Environmental and Legal Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 67 underground tanks located in 22 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with these regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

At December 31, 2012 and 2011, the reserve for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million, which is included in accrued expenses in the consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, or regional climate change legislation is possible in the future. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes which are not offset by freight rate increases or fuel surcharges could have a material adverse impact on our results of operations. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions, and/or total vehicle fuel economy, could impose substantial costs on the Company that may adversely impact the results of operations. The Company may also be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, management cannot predict the effect on the Company’s cost structure or operating results.

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows, or results of operations. ABF Freight System, Inc. is currently involved in legal proceedings, for which the outcome and the related financial impact cannot be determined at this time, related to its national collective bargaining agreement, the NMFA, as previously discussed in the ABF Overview of the Freight Transportation Segment section of Results of Operations within MD&A.

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, employee records, and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to offsite center; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We have a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for basic operations within 48 hours of a catastrophe that renders our corporate headquarters unusable.

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage could interrupt or delay the Company’s operations, damage its reputation, and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business could be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on the Company’s operations, although there can be no assurances that a cyber incident that could have a material impact to the Company could not occur.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents, short-term investments, cash generated by operations, and borrowing capacity under its credit agreement and accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	Year Ended December 31
	2012	2011	2010
	(in thousands)
Cash and cash equivalents(1)	$90,702	$141,295	$102,578
Short-term investments, primarily FDIC-insured certificates of deposit	29,054	33,960	39,288
Total unrestricted	119,756	175,255	141,866
Restricted(2)	9,658	52,693	51,661
Total(3)	$129,414	$227,948	$193,527

(1)          Cash equivalents consist of money market funds and variable rate demand notes.

(2)          Restricted cash equivalents and short-term investments represent certificates of deposit, cash deposits, and money market funds pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements within this section of MD&A).

(3)          Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2012 and 2011, cash, cash equivalents, and certificates of deposit of $53.8 million and $98.8 million, respectively, were not FDIC insured.

2012 Compared to 2011

Unrestricted cash, cash equivalents, and short-term investments decreased $55.5 million from December 31, 2011 to December 31, 2012. The decrease in unrestricted funds, as discussed below, was partially offset by the reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond programs during the twelve months ended December 31, 2012, which resulted in releasing the restrictions on $43.0 million of cash held as collateral, as further discussed in the following Financing Arrangements section of Liquidity and Capital Resources.

Cash provided by operating activities decreased $16.3 million in 2012 compared to 2011 primarily due to $18.0 million of contributions made to the nonunion defined benefit pension plan in 2012 compared to no contributions made in 2011. The impact on cash provided by operating activities due to the decline in ABF’s 2012 operating results was offset by changes in working capital primarily associated with lower business volumes at ABF in 2012 versus 2011.

During the twelve months ended December 31, 2012, cash provided by operations of $84.5 million and cash, cash equivalents, and short-term investments on hand were used to fund $80.0 million of the Panther acquisition ($100.0 million of the purchase price was funded through the Term Loan further described in the following Financing Arrangements section); fund $30.9 million of capital expenditures net of proceeds from asset sales; repay $53.0 million of long-term debt related to the Term Loan, capital leases, and notes payable; pay $7.2 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); pay dividends of $3.2 million on Common Stock; and pay $1.5 million of financing fees. During the twelve months ended December 31, 2012, ABF financed the acquisition of $38.0 million of tractors used in ABF’s operations through note payable arrangements.

2011 Compared to 2010

Unrestricted cash, cash equivalents, and short-term investments increased $33.4 million from December 31, 2010 to December 31, 2011. Cash provided by operations increased $74.6 million in 2011 compared to 2010 primarily due to improved operating results of ABF. Cash provided by operating activities during 2011 included net payments of federal and state income taxes of $0.6 million compared to net refunds of income taxes of $31.0 million during 2010. During 2011, cash provided by operations of $100.9 million was used to fund $46.2 million of capital expenditures related primarily to ABF’s operations net of proceeds from asset sales; repay $16.1 million of long-term debt related to capital leases and notes payable; acquire the outstanding 25% equity interest of the Household Goods Moving Services subsidiary, Albert Companies, Inc., for

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

$4.1 million; and pay dividends of $3.2 million on Common Stock. The Company financed the acquisition of $30.4 million of tractors used in ABF’s operations through capital lease and note payable arrangements during 2011.

2010 Compared to 2009

Unrestricted cash, cash equivalents, and short-term investments increased $8.7 million from December 31, 2009 to December 31, 2010. The $14.5 million increase in cash provided by operations in 2010 compared to 2009 primarily reflected improvement in freight tonnage and its related impact on ABF’s operating results. During 2010, cash provided by operations of $26.3 million included federal and state income tax refunds, net of payments, of $31.0 million. Operating cash flows for 2010 were also impacted by changes in working capital, primarily growth in accounts receivable associated with the improved business volumes, distributions to retired officers of $8.3 million under the unfunded supplemental benefit plan, and a $5.0 million contribution to the nonunion defined benefit pension plan. Cash provided by operations, along with $11.4 million from the issuance of long-term debt related to capital leases, was used to pay $8.9 million of bank overdrafts (which represent checks issued that are later funded when cleared through banks); pay $8.1 million of long-term debt related to capital leases; pay dividends of $3.1 million on Common Stock; and fund $5.5 million of capital expenditures related primarily to ABF’s operations net of proceeds from asset sales. Revenue equipment and other equipment totaling $36.3 million were financed through capital lease arrangements during 2010.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments which commenced in third quarter 2012 (in accordance with terms of the Credit Agreement) and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined in the Credit Agreement, which is measured at the end of each fiscal quarter. The future payments due under the Term Loan are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments due under the Term Loan are recorded in long-term debt.

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of December 31, 2012, the Company was in compliance with the covenants.

The Company’s 2012 results were lower than 2011, primarily due to ABF’s performance. As discussed in the ABF Overview of the Freight Transportation Segment section of Results of Operations within MD&A, ABF’s operating results reflect business levels which have been impacted by weak general economic conditions during 2012 and a cost structure which is substantially higher than that of its competitors, primarily in the area of labor costs. Labor costs are impacted by ABF’s contractual obligations under its current collective bargaining agreement primarily with the IBT, which expires March 31, 2013. ABF is currently negotiating its collective bargaining agreement for the period subsequent to March 31, 2013. The negotiation of terms of the collective bargaining agreement is very complex, and there can be no assurances regarding the terms of the new agreement and the related impact on ABF’s labor costs in 2013 and subsequent years. The Company has reported consolidated net losses in three of the past four years, with recent quarterly results contributing to a decline in the fixed charge coverage ratio, as defined by the Credit Agreement. For the reporting period ended December 31, 2012, the Company’s fixed charge coverage ratio was 1.5 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0. The Company may not satisfy the quarterly financial covenants required by the Credit Agreement in the future if consolidated operating results deteriorate from 2012 levels. If the fixed charge coverage ratio approaches the minimum

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

required under the Credit Agreement, the Company could improve the ratio by prepaying certain amounts outstanding under notes payable and capital lease arrangements with available cash and cash equivalents. Further, the Company could pursue an amendment to or waiver of the covenants under the Credit Agreement. If the Company fails to obtain the appropriate amendment or waiver, the Term Loan could be immediately declared due and payable. If the Company fails to pay the amount due, the Company’s borrowing capacity could be limited or the Credit Agreement could be terminated. Due to the Company’s recent operating results, the terms of any new financing arrangements, if available, may be less favorable and result in higher costs than the Company’s current arrangements. A default under the Credit Agreement could have a material adverse effect on the Company’s liquidity and financial condition.

Notes Payable and Capital Leases

ABF has financed the purchase of certain revenue equipment through promissory note arrangements totaling $38.0 million and $28.5 million during 2012 and 2011, respectively. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. The future payments due under the notes payable arrangements are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long-term debt.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. ABF entered into capital lease agreements to finance the purchase of $1.9 million and $36.3 million of revenue equipment and certain other equipment in 2011 and 2010, respectively. In 2010, ABF also entered into capital lease agreements to finance revenue equipment of $11.4 million that was acquired in 2009. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates, and contain rental adjustment clauses for which the maximum amounts have been included in the future minimum payments in the following Contractual Obligations section. The present values of net minimum lease payments are recorded in long-term debt.

The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Accounts Receivable Securitization Program

On June 15, 2012, the Company terminated its accounts receivable securitization program with SunTrust Bank. There were no borrowings during the term of the program and no borrowings outstanding under the program on the date of termination. As of June 15, 2012 and December 31, 2011 and 2010, the Company was in compliance with the covenants of the program.

On June 15, 2012, the Company entered into a replacement accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and maintaining certain characteristics of the receivables, such as rates of delinquincy, default, and dilution. As of December 31, 2012, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. Outstanding standby letters of credit reduce the availability of borrowings under the facility. As of December 31, 2012, standby letters of credit of $16.2 million have been issued under the facility, which reduced the available borrowing capacity to $58.8 million.

In the event that a collective bargaining agreement is not in place seven days prior to the March 31, 2013 expiration of ABF’s current agreement, the facility requires the Company to maintain $50.0 million of available liquidity, which may consist of unrestricted cash, cash equivalents, and short term investments on hand, available borrowing capacity under the accounts receivable securitization facility, or any other revolving liquidity facility of the Company. This restriction would end upon ratification of a subsequent collective bargaining agreement.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in Accounts Receivable Securitization Program within this Financing Arrangements section of Liquidity and Capital Resources. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During 2012, the Company transferred $26.1 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of December 31, 2012 and 2011, the Company had letters of credit outstanding of $22.7 million (of which $16.2 million were issued under the accounts receivable securitization facility previously described within this Financing Arrangements section) and $46.2 million, respectively, of which $5.9 million and $45.7 million, respectively, were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had up to $69.1 million available as of December 31, 2012 for issuance of letters of credit under the LC Agreements, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program discussed in the previous paragraphs. As of December 31, 2012 and 2011, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million. The outstanding bonds were collateralized by $3.8 million and $7.0 million of restricted short-term investments in certificates of deposit at December 31, 2012 and 2011, respectively. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $36.6 million as of December 31, 2012.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of December 31, 2012:

	Payments Due by Period
	(in thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Term Loan, including interest(1)	$100,854	$13,037	$32,808	$55,009	$–
Notes payable, including interest(2)	39,164	16,443	22,721	–	–
Capital lease obligations, including interest(2)	24,474	16,954	6,611	432	477
Voluntary savings plan distributions(3)	3,035	640	461	140	1,794
Postretirement health expenditures(4)	7,782	573	1,205	1,431	4,573
Deferred salary distributions(5)	8,661	1,103	1,920	1,316	4,322
Supplemental pension distributions(6)	8,277	–	–	1,235	7,042
Off-balance sheet obligations:
Operating lease obligations(7)	58,758	14,218	20,929	10,827	12,784
Purchase obligations(8)	5,858	4,843	794	221	–
Total	$256,863	$67,811	$87,449	$70,611	$30,992

(1)   Represents payments under the Term Loan discussed in the Financing Arrangements section of Liquidity and Capital Resources. The five-year, $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments that commenced in third quarter 2012. The future payments due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of December 31, 2012 totaled $95.0 million.

(2)   Notes payable and capital lease obligations relate primarily to revenue equipment, as discussed in the Financing Arrangements section of Liquidity and Capital Resources. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(3)   The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of the Company and certain subsidiaries (see Note J to the Company’s consolidated financial

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

statements included in Part II, Item 8 of this Annual Report on Form 10-K). As of December 31, 2012, VSP related assets totaling $3.0 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are included in the contractual obligations table above. Future distributions are subject to change for retirement, death, or disability of current employees.

(4)   The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and vision care to certain officers of the Company and certain subsidiaries (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company’s projected expenditures presented in the table above reflect estimated premiums related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $18.3 million as of December 31, 2012.

(5)   The Company has deferred salary agreements with certain employees of the Company (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The Company’s projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirements of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $5.9 million as of December 31, 2012.

(6)   The Company has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers of the Company and certain subsidiaries (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.2 million as of December 31, 2012.

(7)       While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of December 31, 2012, the Company had future minimum rental commitments totaling $55.4 million for facilities and $3.4 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8)       Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to equipment and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2012.

Based upon currently available actuarial information, the Company’s required minimum contribution to its nonunion defined benefit pension plan in 2013 is estimated to be between $8 million and $10 million. The Company intends to make contributions necessary to maintain a plan funding target attainment percentage of no less than 80% as determined by measurements mandated by the U.S. Internal Revenue Code (the “IRC”), which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2012, the nonunion defined benefit pension plan was 69.4% funded on a projected benefit obligation basis (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ABF contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Capital Expenditures

The following table sets forth the Company’s historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2012	2011	2010
	(in thousands)

Capital expenditures, gross including capital leases and notes payable.	$75,251	$83,637	$47,765
Less financing from capital lease obligations and notes payable(1)	37,973	30,410	36,343
Capital expenditures, net of capital leases and notes payable	37,278	53,227	11,422
Less proceeds from asset sales	6,397	7,062	5,879
Total capital expenditures, net	$30,881	$46,165	$5,543

(1)          Capital lease proceeds presented do not include proceeds from the issuance of long-term debt of $11.4 million in 2010, associated with capital lease transactions which have been presented as financing activities in the consolidated statements of cash flows included in Part II, Item 8 of this Annual Report on Form 10-K.

The variation in the Company’s net capital expenditures for the years presented above primarily relate to changes in ABF’s capital expenditures and the use of capital leases and notes payable to finance the expenditures. The decrease in 2012 from 2011 is primarily due to the reduction in road trailer replacements, partially offset by the increased number of road tractor replacements at higher per unit costs. The increase in 2011 from 2010 is primarily due to the purchase of more road trailers in 2011 for use in ABF’s operations.

As previously discussed, ABF is currently negotiating its collective bargaining agreement with the IBT for the period subsequent to March 31, 2013. The Company’s 2013 capital expenditure plan is highly dependent upon the terms of the new labor contract; therefore, net capital expenditures and depreciation and amortization expense expected for 2013 cannot be accurately estimated at this time. The Company will adjust 2013 capital expenditures as business levels dictate. The amount of net capital expenditures could also be impacted by the extent of capital lease and promissory note financing available and utilized.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $129.4 million at December 31, 2012. The Company has generated $84.5 million, $100.9 million, and $26.3 million of operating cash flow for the year 2012, 2011, and 2010, respectively. However, general economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF receives for its services, could affect the Company’s ability to generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement and accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its Common Stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On January 24, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share to stockholders of record on February 7, 2013.

As of December 2012, approximately 75% of ABF’s employees were covered under a collective bargaining agreement with the IBT, which extends through March 31, 2013. Contract negotiations for the period subsequent to March 31, 2013 began in late December 2012 and are in process. The negotiation of terms of the collective bargaining agreement is very complex. The inability to agree on acceptable terms for the next period prior to the expiration of ABF’s current agreement could result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels,

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and elimination of dividends. The Company is also evaluating adjustments to the ABF network that would reduce operating costs of ABF on an ongoing basis.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2012 or 2011.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $31.0 million from December 31, 2011 to December 31, 2012, primarily due to the receivables added with the 2012 acquisition of Panther (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Goodwill and Intangible Assets

Goodwill and intangible assets, less amortization, increased $69.5 million and $76.7 million from December 31, 2011 to December 31, 2012, respectively, due to the acquisition of Panther in 2012.

Accounts Payable

Accounts payable increased $17.8 million from December 31, 2011 to December 31, 2012, primarily due to the payables added with the 2012 acquisition of Panther.

Long-Term Debt and Current Portion of Long-Term Debt

Long-term debt, including the current portion, increased $85.0 million from December 31, 2011 to December 31, 2012, primarily due to the Term Loan outstanding under the Credit Agreement which was entered into to finance the 2012 acquisition of Panther. The Company’s Term Loan and notes payable are further discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Off-Balance-Sheet Arrangements

The Company’s off-balance-sheet arrangements of $64.6 million include purchase obligations and future minimum rental commitments under operating lease agreements primarily for terminal facilities, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

INCOME TAXES

The Company’s effective tax benefit rate for 2012 was 54.5% of pre-tax losses, the effective tax rate was 33.3% of pre-tax income for 2011, and the effective tax benefit rate was 39.7% of pre-tax losses for 2010. For 2012 and 2011, the difference between the Company’s effective tax rate and the federal statutory rate primarily resulted from the effect of state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, life insurance proceeds, and the alternative fuel tax credit. In addition, for 2012, the effective rate was materially impacted by deferred tax asset valuation allowance reductions. The Company made $5.3 million of federal, state, and foreign tax payments during the year ended December 31, 2012 and received refunds of $7.1 million of federal, state, and foreign taxes paid in prior years primarily from loss carrybacks and refundable credits allowed by the IRC and certain states.

For 2013, the effective tax rate will depend on pre-tax income or loss levels. The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors could cause the 2013 tax rate to vary significantly from the statutory rate. Specifically, losses could limit the Company’s ability to recognize tax benefits, which would result in a low benefit rate. Low levels of financial reporting income could produce a very high effective tax rate because of the proportionately large impact of permanent nondeductible expenses. However, due

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

to the retroactive reinstatement of the alternative fuel credit which had previously expired on December 31, 2011, the benefit of the 2012 credit, in addition to the 2013 credit, will be recognized in 2013. The recognition of this credit could result in a significant increase in the benefit rate or decrease in the effective rate. The benefit of the credit for 2012, estimated at approximately $0.9 million will be recognized in the first quarter of 2013, because the date of enactment was in January 2013.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2013 may be substantially less than tax benefits that may be recorded related to any continuing operating losses, although these tax benefits may be offset in whole or in part by valuation allowances in the event the realization of these tax benefits is not judged by management to be more likely than not.

Net deferred tax liabilities totaled $6.1 million as of December 31, 2012. However, after excluding the deferred tax liabilities associated with certain intangible assets which are not amortized for accounting purposes, net deferred tax assets before valuation allowances exceed net deferred tax liabilities by $9.8 million. Net deferred tax assets include $29.8 million related to unamortized nonunion defined benefit pension and postretirement health benefit plan costs, primarily net actuarial losses, that are included in accumulated other comprehensive loss at December 31, 2012.

The Company evaluated the need for a valuation allowance for net deferred tax assets by considering the future reversal of existing taxable temporary differences, taxable income in prior carryback years, and available tax planning strategies. Deferred taxes were significantly affected by the acquisition of Panther on June 15, 2012. The accounting and tax basis of the acquired assets and liabilities of Panther were evaluated and deferred tax assets or liabilities were established for tax/book basis differences except for non-amortizable goodwill. Deferred tax liabilities scheduled to reverse in future years will offset the majority of deferred tax assets. For 2012, management considered that Panther’s estimated taxable income, after adjusting historical taxable income for interest expense under the Company’s ownership structure, would have, if combined with the Company’s tax loss, exceeded the Company’s pre-tax loss reported during the twenty-four-month period ending June 30, 2012, and resulted in combined taxable income for the Company. Because of uncertainty regarding the level and timing of future taxable income, the expectation of future taxable income alone does not make realization of deferred tax assets more likely than not. The Company would need approximately $28 million of future taxable income to realize net reversing deferred tax assets as of December 31, 2012. This amount does not consider the availability of the carryback of any future losses incurred nor does it consider available tax-planning strategies which would support a significant amount of the deferred tax assets recorded as of December 31, 2012. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

At December 31, 2012 and December 31, 2011, valuation allowances for deferred tax assets totaled $2.5 million and $5.6 million, respectively. The valuation allowance had a net decrease of $3.1 million from December 31, 2011 to December 31, 2012 primarily due to the reversal of the valuation allowance of $4.0 million recorded in 2011 on a portion of the deferred tax asset related to nonunion defined benefit pension liabilities recorded in other comprehensive income. In 2012, primarily as a result of the deferred tax assets and liabilities and taxable income resulting from the acquisition of Panther, management determined that realization of federal deferred tax assets was more likely than not and that this valuation allowance was no longer required. Valuation allowances related to state net operating losses and contribution carryovers for which realization was not more likely than not totaled $0.9 million and $0.7 million at December 31, 2012 and December 31, 2011, respectively. The increase in the valuation allowance was due to taxable losses by the Company resulting in increases of certain net operating loss and contribution carryforwards. A valuation allowance of $0.6 million was established in 2012 for future benefits resulting from state differences primarily related to federal bonus depreciation. Management determined that the realization of these assets was not more likely than not due to the Company’s state net operating loss carryforward position. Other valuation allowances of $0.1 million were established in 2012 for certain deductions for which management determined that the realization was not more likely than not. In addition, a valuation allowance of $0.9 million at December 31, 2012 and 2011 was recorded related to foreign tax credit carryforwards and foreign net operating loss carryovers. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization was not considered to be more likely than not. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

reserves, and other reserves, which, for tax purposes, are generally only deductible when paid. In addition, amortization of a substantial portion of the intangible assets acquired in the purchase of Panther is not deductible for income tax purposes. In 2012, financial reporting loss exceeded taxable loss. For 2011, the financial reporting income exceeded taxable income.

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

Revenue Recognition

Freight Transportation revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. Freight Transportation’s bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. Premium Logistics and Expedited Freight Services and Truck Brokerage and Management revenues are recognized based on the delivery of the shipment. Service fee revenue for the Emergency and Preventative Maintenance segment is recognized upon occurrence of the service event. Repair revenue and expenses for the Emergency and Preventative Maintenance segment are recognized at the completion of the service by third-party vendors. Household Goods Moving Services revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer designated location.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remains the primary obligor.

Receivable Allowance

The Company estimates its allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors, and other information available. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would decrease operating income by $0.5 million on a pre-tax basis.

Revenue Equipment

The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for revenue equipment based on the estimated useful lives and estimated fair values to be received when the equipment is sold or traded. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. ABF has reported gains on the sale of its assets, primarily revenue equipment, in the amount of $0.7 million, $2.4 million, and $1.3 million in 2012, 2011, and 2010, respectively. The Company has historically purchased revenue equipment with cash or financed revenue equipment through capital leases and notes payable arrangements rather than utilizing off-balance-sheet financing.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The Company reviews its long-lived assets, including property, plant and equipment and capitalized software, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment. ABF’s equipment replacement program and strict maintenance schedules have served to mitigate declines in the value of revenue equipment. Management determined that long-lived assets were not impaired as of December 31, 2012.

Income Tax Provision and Valuation Allowances on Deferred Tax Assets

Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax-planning strategies. Uncertain tax positions are then measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist.

As of December 31, 2012, goodwill totaled $73.2 million, of which $69.5 million related to the 2012 acquisition of Panther as reported in the Premium Logistics and Expedited Freight Services segment, and $3.7 million related to the 2009 acquisition of Albert Companies, Inc. (“Albert”), a logistics company included in the Household Goods Moving Services segment. The annual impairment testing on the goodwill balances were performed as of October 1, 2012, within four months of the acquisition of Panther, and it was determined that there was no impairment of the recorded balances.

The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the result of this comparison indicates that the fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment.

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

Under the first step of the goodwill impairment evaluation, the aggregate carrying amount of the reporting unit is compared to its fair value, with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. While more weight was placed on the income approach, the valuation determined by the market approach was not significantly different from the value derived by the income approach.

The Company, with the assistance of the valuation firm, incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly-traded companies which have similar operations. For the 2012 annual impairment tests of the goodwill balance, this marketplace revenue multiple was in the 70% to 75% range for the Panther goodwill valuation and in the 20% to 25% range for the Albert goodwill valuation, and the EBITDA multiples for both businesses were in the mid- to high-single digit range.

The discounted cash flow models utilized in the income approach incorporate discount rates and projections of future revenue growth rates, operating margins, and net capital expenditures. The projections used have changed over time based on

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for the Company and the industry at a point in time. The Company includes a cash flow period of six years in the income approach and an annual revenue growth rate assumption that is generally consistent with historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2012, indefinite-lived intangible assets totaled $35.1 million, of which $32.3 million relates to the Panther trade name and $2.8 million relates to Albert. The indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Fair values are determined based on a discounted cash flow model, similar to the goodwill analysis described above. The annual impairment testing on the indefinite-lived intangible assets was performed as of October 1, 2012, and it was determined that there was no impairment of the recorded balances.

The Company’s finite-lived intangible assets attributable to the customer relationships and driver network of Panther, which totaled $44.4 million, net of accumulated amortization, as of December 31, 2012 are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss. Management determined that finite-lived intangible assets were not impaired as of December 31, 2012.

Management also considered the total market capitalization of the Company in its impairment assessment of goodwill and intangible assets. The Company’s market capitalization has decreased during 2012. The recent market valuation of the Company’s stock is not directly or indirectly connected to the publicly available results of operations of Panther or Albert. Rather, it is management’s view that the market valuation of the Company’s stock is directly influenced by ABF’s operating results, which have been negatively influenced by an above-market cost structure, primarily labor and benefit costs under its collective bargaining agreement with the IBT, and uncertainty surrounding the current negotiations of its labor agreement with the IBT for the period subsequent to March 31, 2013. The Company believes that there is no basis for adjustment of asset values at this time.

Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. The fair values estimated as of October 1, 2012 approximated the initial purchase price of Panther. Consequently, significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations could result in impairment of the goodwill and indefinite-lived intangible assets.

Nonunion Defined Benefit Pension Expense

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits are generally based on years of service and employee compensation. Nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on expense are the expected return on plan assets, the rate used to discount the plan’s obligations, and the assumed compensation cost increase.

The following table provides the key assumptions used for 2012 compared to those the Company anticipates using for 2013 nonunion pension expense:

	Year Ended December 31
	2013	2012
Discount rate	3.1%	3.7%
Expected return on plan assets	7.5%	7.5%
Rate of compensation increase	3.3%	3.3%

The assumptions directly impact the nonunion pension expense for a particular year. If actual results vary from the assumption, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

of the plan participants beginning in the following year. The discount rate is determined by matching projected cash distributions with the appropriate high-quality corporate bond yields in a yield curve analysis. A lower discount rate results in an increase in the projected benefit obligation when the liability is remeasured at December 31 of each year, which also results in an increase in the service cost component of annual pension expense. A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense by $0.3 million on a pre-tax basis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. The expected rate of return on plan assets is a long-term rate, and the Company can make no assurances that the rate will be achieved. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual pension expense by approximately $0.4 million on a pre-tax basis. The Company establishes the assumed rate of compensation increase by considering historical changes in compensation combined with an estimate of compensation rates for the next two years. A quarter percentage point increase in the rate of compensation increase would increase annual pension expense by approximately $0.6 million on a pre-tax basis.

At December 31, 2012, the nonunion defined benefit pension plan had $82.3 million in unamortized actuarial losses, for which the amortization period is between eight and nine years. The Company amortizes actuarial losses over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized. The Company’s 2013 nonunion pension expense is estimated to include amortization of actuarial losses of $10.1 million. The comparable amounts for 2012 and 2011 were $10.8 million and $6.9 million, respectively. The Company’s 2013 total nonunion pension expense will be available before its first quarter 2013 Form 10-Q filing and, based on currently available actuarial information, is expected to decrease from the 2012 expense of $16.6 million.

The nonunion defined benefit pension plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $140.7 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $40.5 million are debt instruments, primarily corporate debt and mortgage-backed securities, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). The Company reviewed the pricing methodology used by the third-party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices. (See Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for disclosures related to the nonunion defined benefit pension plan.)

Insurance Reserves

The Company is self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2012 and 2011, these self-insurance limits are generally $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $77.6 million and $67.4 million at December 31, 2012 and 2011, respectively. The Company does not discount its claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of incurred but not reported (“IBNR”) claims. Management estimated the IBNR for workers’ compensation as of December 31, 2012 primarily through actuarial analyses prepared by an independent actuary. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Case reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 1% increase in the estimate of IBNR would increase total 2012 expense for workers’ compensation and third-party casualty claims by approximately $0.3 million. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the related liabilities.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued a new accounting standard requiring additional disclosure of amounts reclassified out of accumulated other comprehensive income. The required disclosure changes, which become effective for the Company on January 1, 2013, are not expected to have a significant impact on the Company’s financial statements. Management believes that there is no other new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as the Company does not engage in speculative trading activities.

Interest Rate Risk

The instability in the financial and credit markets that began in 2008 has created volatility in various market interest rates. At December 31, 2012 and 2011, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $129.4 million and $227.9 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 0.6% in 2012 and 2011. Interest income was $0.8 million, $1.1 million, and $1.2 million in 2012, 2011, and 2010, respectively.

The Company is subject to interest rate risk due to variable interest rates on the secured term loan (the “Term Loan”) outstanding under the credit agreement (the “Credit Agreement”), which was entered into on June 15, 2012 to finance a portion of the cost of the acquisition of Panther Expedited Services, Inc. The Term Loan, as further described under Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of this Annual Report on Form 10-K, allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Term Loan requires quarterly principal payments which commenced in third quarter 2012 (in accordance with terms of the Credit Agreement) and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement.

The Company also has notes payable arrangements, through ABF Freight System, Inc., primarily to finance revenue equipment purchases as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K. The promissory notes specify the terms of the agreements, including monthly payments which are not subject to interest rate changes. However, the Company could enter into additional notes payable arrangements that will be impacted by changes in interest rates until the transactions are finalized.

The following table provides information about the Company’s Term Loan and notes payable obligations as of December 31, 2012 and 2011. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2012 and 2011. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions. The Term Loan currently carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of the Term Loan are based on the LIBOR swap curve, plus the anticipated applicable margin.

							December 31
	Contractual Maturity Date						2012		2011
	Year Ended December 31						(in thousands)
	(in thousands, except interest rates)							Fair		Fair
	2013	2014	2015	2016	2017	Thereafter	Total	Value	Total	Value
Fixed rate debt:
Notes payable	$ 15,549	$ 15,231	$ 6,976	$–	$ –	$ –	$ 37,756	$ 37,904	$26,751	$26,904
Weighted-average interest rate	2.97%	2.96%	2.90%	–	–	–

Variable rate debt:
Term loan	$ 11,250	$ 13,750	$ 16,250	$17,500	$ 36,250	$ –	$ 95,000	$ 95,000	$–	$–
Projected interest rate	1.83%	2.03%	2.41%	3.02%	3.64%	–

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The Company is also subject to interest rate risk due to variable interest rates on its accounts receivable securitization facility. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. As of December 31, 2012, there have been no borrowings under this facility. The securitization agreement includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit. The outstanding standby letters of credit reduce the availability of borrowings under the facility. The facility, which became effective June 15, 2012, replaced a similar financing arrangement under which no borrowings had been made since its inception in December 2009.

The Company has capital lease arrangements to finance certain revenue and other equipment as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K. The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. However, the Company could enter into additional capital lease arrangements that will be impacted by changes in interest rates until the transactions are finalized.

Liabilities associated with the nonunion defined benefit pension plan, the supplemental benefit plan, and the postretirement health benefit plan are remeasured on an annual basis based on discount rates which are determined by matching projected cash distributions from the plans with the appropriate high-quality corporate bond yields in a yield curve analysis. Changes in high-quality corporate bond yields will impact interest expense associated with the benefit plans as well as the amount of liabilities recorded as disclosed in the Critical Accounting Policies section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

Other Market Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents, and short-term investments with major financial institutions that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit under the Company’s letter of credit agreements, exceed federally insured limits. At December 31, 2012 and 2011, the Company had cash, cash equivalents, and certificates of deposit totaling $53.8 million and $98.8 million, respectively, which were not FDIC insured.

Equity and fixed income assets held in the Company’s qualified nonunion defined benefit pension plan trust are subject to market risk. Plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $140.7 million and $134.4 million at December 31, 2012 and 2011, respectively, which are reported at fair value based on quoted market prices. The remaining plan assets are debt instruments of $40.5 million at December 31, 2012, consisting primarily of corporate debt securities and mortgage-backed securities, and $26.8 million at December 31, 2011, consisting primarily of corporate debt securities, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond the Company’s control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact the Company’s financial condition and liquidity. Substantial investment losses on plan assets will also increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations.

A portion of the Company’s cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market returns was $16.5 million and $15.3 million at December 31, 2012 and 2011, respectively. A 10% change in market value of these investments would have a $1.7 million impact on consolidated other income.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – continued

The Company is subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges, which are included in revenues of the Freight Transportation and Premium Logistics and Expedited Freight Services segments based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. The Company has not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2012 and 2011.

Operations outside of the United States are not significant to the Company’s total revenues or assets, and, accordingly, the Company does not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 3.0% of total consolidated revenues for 2012 and 2011, respectively. Foreign currency exchange rate fluctuations have not had a material impact on the Company and they are not expected to in the foreseeable future. The Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Arkansas Best Corporation

We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Rogers, Arkansas
February 28, 2013

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,702	$141,295
Short-term investments	29,054	33,960
Restricted cash equivalents and short-term investments	9,658	52,693
Accounts receivable, less allowances (2012 – $5,249; 2011 – $5,957)	180,631	149,665
Other accounts receivable, less allowances (2012 – $1,334; 2011 – $1,226)	6,539	7,538
Prepaid expenses	17,355	11,363
Deferred income taxes	39,245	35,481
Prepaid and refundable income taxes	5,681	6,905
Other	7,185	6,186
TOTAL CURRENT ASSETS	386,050	445,086
PROPERTY, PLANT AND EQUIPMENT
Land and structures	243,699	242,120
Revenue equipment	589,729	569,303
Service, office, and other equipment	119,456	110,511
Software	103,164	64,229
Leasehold improvements	23,272	21,426
	1,079,320	1,007,589
Less allowances for depreciation and amortization	635,292	592,171
	444,028	415,418
GOODWILL	73,189	3,660
INTANGIBLE ASSETS, net	79,561	2,822
OTHER ASSETS	51,634	49,234
	$1,034,462	$916,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,645	$20,836
Accounts payable	84,292	66,517
Income taxes payable	59	169
Accrued expenses	158,668	151,887
Current portion of long-term debt	43,044	24,262
TOTAL CURRENT LIABILITIES	299,708	263,671
LONG-TERM DEBT, less current portion	112,941	46,750
PENSION AND POSTRETIREMENT LIABILITIES	104,673	106,578
OTHER LIABILITIES	12,832	13,751
DEFERRED INCOME TAXES	45,309	19,855
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2012: 27,296,285 shares; 2011: 27,099,819 shares	273	271
Additional paid-in capital	289,711	286,408
Retained earnings	284,157	295,108
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(57,372)	(58,402)
TOTAL STOCKHOLDERS’ EQUITY	458,999	465,615
	$1,034,462	$916,220

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2012	2011	2010
	(in thousands, except share and per share data)
OPERATING REVENUES	$2,065,999	$1,907,609	$1,657,864

OPERATING EXPENSES AND COSTS	2,080,567	1,897,850	1,712,409

OPERATING INCOME (LOSS)	(14,568)	9,759	(54,545)

OTHER INCOME (EXPENSE)
Interest and dividend income	808	1,069	1,194
Interest expense and other related financing costs	(5,273)	(3,953)	(2,852)
Other, net	2,041	2,618	2,406
	(2,424)	(266)	748
INCOME (LOSS) BEFORE INCOME TAXES	(16,992)	9,493	(53,797)

INCOME TAX PROVISION (BENEFIT)	(9,260)	3,160	(21,376)

NET INCOME (LOSS)	(7,732)	6,333	(32,421)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	–	174	272

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	(7,732)	$6,159	$(32,693)

EARNINGS (LOSS) PER COMMON SHARE(1)
Basic	$(0.31)	$0.23	$(1.30)
Diluted	$(0.31)	$0.23	$(1.30)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,564,752	25,403,073	25,187,723
Diluted	25,564,752	25,403,073	25,187,723

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.12

(1)  The Company uses the two-class method for calculating earnings per share. See Note M.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2012	2011	2010
	(in thousands)
NET INCOME (LOSS)	$(7,732)	$6,333	$(32,421)

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	–	174	272
NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	(7,732)	6,159	(32,693)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Change in foreign currency translation	19	(108)	76
Unrecognized net actuarial gain (loss)	(5,830)	(27,178)	3,064
Amortization of unrecognized net periodic benefit costs:
Net actuarial loss	6,957	4,497	4,819
Prior service credit	(116)	(115)	(4)
Net transition obligation	–	–	82
Pension settlement expense	–	687	109
Other	–	(132)	13
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	1,030	(22,349)	8,159
COMPREHENSIVE LOSS ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$(6,702)	$(16,190)	$(24,534)

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(in thousands)
Balances at December 31, 2009	26,749	$267	$274,663	$327,948	1,678	$(57,770)	$(44,212)	$500,896
Net loss (excluding noncontrolling interest in net income of subsidiary of $272)				(32,693)				(32,693)
Other comprehensive income							8,159	8,159
Issuance of common stock under share-based compensation plans	186	2	1,826					1,828
Tax effect of share-based compensation plans and other			(1,010)					(1,010)
Share-based compensation expense			5,690					5,690
Dividends declared on common stock				(3,126)				(3,126)
Balances at December 31, 2010	26,935	269	281,169	292,129	1,678	(57,770)	(36,053)	479,744
Net income (excluding noncontrolling interest in net income of subsidiary of $174)				6,159				6,159
Other comprehensive loss							(22,349)	(22,349)
Issuance of common stock under share-based compensation plans	165	2	761					763
Tax effect of share-based compensation plans and other			(612)					(612)
Share-based compensation expense			6,450					6,450
Purchase of noncontrolling interest in subsidiary			(1,360)					(1,360)
Dividends declared on common stock				(3,180)				(3,180)
Balances at December 31, 2011	27,100	271	286,408	295,108	1,678	(57,770)	(58,402)	465,615
Net loss				(7,732)				(7,732)
Other comprehensive income							1,030	1,030
Issuance of common stock under share-based compensation plans	196	2	(2)					–
Tax effect of share-based compensation plans and other			(2,763)					(2,763)
Share-based compensation expense			6,068					6,068
Dividends declared on common stock				(3,219)				(3,219)
Balances at December 31, 2012	27,296	$273	$289,711	$284,157	1,678	$(57,770)	$(57,372)	$458,999

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(7,732)	$6,333	$(32,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,493	73,742	71,565
Amortization of intangibles	2,261	–	–
Pension settlement expense	–	1,125	178
Share-based compensation expense	6,068	6,450	5,690
Provision for losses on accounts receivable	1,524	2,394	868
Deferred income tax provision (benefit)	(10,359)	3,056	(11,457)
Gain on sale of property and equipment	(735)	(2,360)	(981)
Changes in operating assets and liabilities:
Receivables	508	(6,067)	(32,211)
Prepaid expenses	305	(1,105)	144
Other assets	961	(635)	(1,568)
Income taxes	2,630	(776)	21,016
Accounts payable, accrued expenses, and other liabilities	3,610	18,695	5,464
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,534	100,852	26,287
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(37,278)	(53,227)	(11,422)
Proceeds from sale of property and equipment	6,397	7,062	5,879
Purchases of short-term investments	(55,858)	(59,718)	(65,171)
Proceeds from sale of short-term investments	60,730	64,995	119,744
Business acquisition, net of cash acquired	(180,039)	–	–
Capitalization of internally developed software and other	(7,218)	(5,295)	(4,355)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(213,266)	(46,183)	44,675
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	100,000	–	11,416
Payments on long-term debt	(53,000)	(16,056)	(8,077)
Acquisition of noncontrolling interest	–	(4,084)	–
Net change in bank overdraft and other	(7,190)	7,811	(8,918)
Net change in restricted cash equivalents and short-term investments	43,035	(1,032)	(804)
Deferred financing costs	(1,487)	(174)	(35)
Payment of common stock dividends	(3,219)	(3,180)	(3,126)
Proceeds from the exercise of stock options	–	763	1,828
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	78,139	(15,952)	(7,716)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,593)	38,717	63,246
Cash and cash equivalents at beginning of period	141,295	102,578	39,332
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,702	$141,295	$102,578
NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$301	$338	$–
Equipment financed under capital leases and notes payable	$37,973	$30,410	$36,343

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services (see Note N).

ABF represented approximately 82% of the Company’s annual revenues before other revenues and intercompany eliminations for 2012 and approximately 78% (unaudited) for fourth quarter 2012. As of December 2012, approximately 75% of ABF’s employees were covered under a collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”). The agreement with the IBT, which extends through March 31, 2013, provided for compounded annual contractual wage and benefit increases of approximately 3% to 4%, subject to additional increases for cost-of-living adjustments. Contract negotiations for the period subsequent to March 31, 2013 began in late December 2012. The negotiation of terms of the collective bargaining agreement is very complex. The inability to agree on acceptable terms for the next period prior to the expiration of ABF’s current agreement could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment (see Note N). The results of Panther’s operations since the acquisition date have been included in the accompanying consolidated financial statements. The fair value measurements related to Panther reflected in the accompanying consolidated financial statements are preliminary, as fair values of acquired assets and liabilities are subject to revision during the measurement period if information becomes available that warrants further adjustments. See Note D for further discussion of the Panther acquisition.

The Company acquired a 75% equity interest in Albert Companies, Inc. in the second quarter of 2009 and acquired the remaining 25% equity interest in the third quarter of 2011. Albert Companies, Inc. is included in the Household Goods Moving Services segment. The noncontrolling interest in net income of the subsidiary is presented on a separate line in the consolidated statements of operations and the consolidated statements of comprehensive income for 2010 and for 2011 through the date of acquiring the remaining 25% equity interest.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-Term Investments: Short-term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Variable rate demand notes are classified as cash equivalents, as the investments may be redeemed on a daily basis with the original issuer. Short-term investments consist of FDIC-insured certificates of deposit with original maturities ranging from ninety-one days to one year. Interest and dividends related to cash, cash equivalents, and short-term investments are included in interest and dividend income.

Restricted Cash, Cash Equivalents, and Short-Term Investments: Cash, cash equivalents, and short-term investments that are pledged as collateral, primarily for the Company’s outstanding letters of credit, are classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The restricted cash, cash equivalents, and short-term investments are classified consistent with the classification of the liabilities to which they relate and in accordance with the duration of the letters of credit.

At December 31, 2012 and 2011, restricted cash, cash equivalents, and short-term investments consisted of cash deposits, money market funds, and certificates of deposit. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its unrestricted and restricted cash, cash equivalents, and short-term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada. On a consolidated basis, the Company had no single customer representing more than 4% of its revenues in 2012 and 2011 or more than 4% and 8% of its accounts receivable balance at December 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon historical trends and factors surrounding the credit risk of specific customers. Historically, credit losses have been within management’s expectations.

Allowances: The Company maintains allowances for doubtful accounts, revenue adjustments, and deferred tax assets. The Company’s allowance for doubtful accounts represents an estimate of potential accounts receivable write-offs associated with recognized revenue based on historical trends and factors surrounding the credit risk of specific customers. The Company writes off accounts receivable when accounts are turned over to a collection agency or when determined to be uncollectible. Receivables written off are charged against the allowance. The Company’s allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends and current information regarding trends and business changes. The Company’s valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of its deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax-planning strategies.

Property, Plant and Equipment, Including Repairs and Maintenance: The Company utilizes tractors and trailers in its Freight Transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following lives: structures – primarily 15 to 20 years; revenue equipment – 3 to 12 years; and other equipment – 2 to 15 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the “application development stage.” For financial reporting purposes, capitalized software costs are amortized by the straight-line method generally over 2 to 3 years with some applications, including the acquired software of Panther, having longer lives (up to 7 years) as applicable. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Impairment Assessment of Long-Lived Assets: The Company reviews its long-lived assets, including property, plant and equipment and capitalized software, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will recognize an impairment loss. The Company records impairment losses in operating income or loss.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF’s nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income or loss. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income or loss. Assets held for sale, which consisted primarily of older revenue equipment, of $1.0 million and $2.5 million are reported within other noncurrent assets as of December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Asset Retirement Obligations: The Company records estimated liabilities for the cost to remove underground storage tanks, dispose of tires, and return leased real property to its original condition at the end of a lease term. The liabilities are discounted using the Company’s credit adjusted risk-free rate. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs, tire disposal fees, and real property lease restoration costs; changes in estimates of the timing of incurring asset retirement costs; or changes in regulations or agreements affecting these obligations. At December 31, 2012 and 2011, the Company’s estimated asset retirement obligations totaled $2.5 million and $2.2 million, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment consists of two steps. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment.

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

The Company amortizes finite-lived intangible assets over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Management applies considerable judgment in determining the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax-planning strategies. Uncertain tax positions are then measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex and frequently changing rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims, and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case reserve amounts plus an estimate of incurred but not reported (“IBNR”) claims. Management’s estimate of the IBNR for workers’ compensation as of December 31, 2012 was based primarily on an actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent an estimate of the ultimate costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates.

The Company is entitled to recover, from insurance carriers and insurance pool arrangements, amounts which have been previously paid by the Company for claims above the self-insurance retention level. These amounts are included in other accounts receivable, net of allowances for potentially unrecoverable amounts. The Company’s excess insurers for workers’ compensation claims above the self-insured retention level for the 1993 through 2001 policy years are insolvent or near insolvent. For claims that are related to these excess insurers and that are not accepted by state guaranty funds, the Company has recorded an allowance for uncollectible receivables and additional liabilities for excess claims based upon available financial information. Receivables, net of related allowances, totaled $1.0 million and $0.7 million as of December 31, 2012 and 2011, respectively, for workers’ compensation excess claims paid by the Company but insured by these excess insurers. Liabilities for workers’ compensation excess claims insured by, but not expected to be covered by, these excess insurers totaled $1.9 million and $1.5 million at December 31, 2012 and 2011, respectively, and were reported within accrued expenses.

The Company develops an estimate of self-insured cargo loss and damage claims liabilities based on historical trends and certain event-specific information.

Insurance-Related Assessments: Liabilities for state guaranty fund assessments and other insurance-related assessments totaled $1.4 million and $1.1 million at December 31, 2012 and 2011, respectively. Management has estimated the amounts incurred using the best available information regarding premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.

Long-Term Debt: Long-term debt consisted of a Term Loan under the Company’s Credit Agreement, notes payable, and capital lease obligations, as further described in Note H.

Leases: The Company leases, under capital and operating lease arrangements, certain facilities, revenue equipment, and certain other equipment used primarily in ABF’s terminal operations. Certain of these leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, leasehold

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

improvements associated with assets utilized under capital or operating leases are amortized by the straight-line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under capital leases is included in depreciation expense. Obligations under the capital lease arrangements are included in long-term debt, net of the current portion due, which is classified in current liabilities.

Nonunion Defined Benefit Pension, Supplemental Benefit Pension, and Postretirement Health Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its nonunion defined benefit pension plan, supplemental benefit pension plan (“SBP”), and postretirement health benefit plan in the balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive income or loss. Amounts recognized in other comprehensive income or loss are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third-party actuary. Assumptions are made regarding expected retirement age, mortality, employee turnover, and future increases in health care costs. The assumptions with the greatest impact on the Company’s expense are the discount rate used to discount the plan’s obligations, the expected return on plan assets, and the assumed compensation cost increase. The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. The Company establishes the expected long-term rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. The Company establishes the assumed rate of compensation increase by considering historical changes in compensation combined with an estimate of compensation rates for the next two years.

The assumptions used directly impact the net periodic benefit cost for a particular year. An actuarial gain or loss results if actual results vary from the assumptions. Actuarial gains and losses are not included in net periodic benefit cost in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost.

The Company uses December 31 as the measurement date for its nonunion defined benefit pension plan, SBP, and postretirement health benefit plan.

Revenue Recognition: Freight Transportation revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. Freight Transportation’s bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Premium Logistics and Expedited Freight Services and Truck Brokerage and Management revenue is recognized based on the delivery of the shipment. Service fee revenue for the Emergency and Preventative Maintenance segment is recognized upon occurrence of the service event. Repair revenue and expenses for the Emergency and Preventative Maintenance segment are recognized at the completion of the service by third-party vendors. Household Goods Moving Services revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer-designated location.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remains the primary obligor.

Comprehensive Income or Loss: Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are included in comprehensive income or loss but excluded from net income or loss. The Company reports the components of other comprehensive income or loss, net of tax, by their nature in the consolidated statements of comprehensive income and discloses the tax effect allocated to each component in Note K. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity and the components of the balance are reported in Note K.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Earnings Per Share: The Company uses the two-class method for calculating earnings per share. The calculation is based on the weighted-average number of common shares (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period, and also considers the effect of participating securities such as share-based compensation awards which are paid dividends during the vesting period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s Common Stock on the date of grant. The restricted stock awards generally vest at the end of a five-year period following the date of grant, except for certain awards granted to non-employee directors that typically vest at the end of a three-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. The Company issues new shares when restricted stock awards become vested and are subsequently distributed. However, no new shares are issued upon the granting of restricted stock units until such units become vested. Dividends or dividend equivalents are paid on all restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as an increase in paid-in capital.

Share-based awards are amortized to compensation expense on a straight-line basis over the three-year or five-year vesting period or the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.

The Company has not granted stock options since January 2004. Stock options generally vest in equal amounts over a five-year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options. The grant date fair value of stock options is estimated based on a Black-Scholes-Merton option pricing model that utilizes several assumptions, including expected volatility, weighted-average life, and a risk-free interest rate. Expected volatilities are estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The expected term of the option is derived from historical data and represents the period of time that options are estimated to be outstanding. The risk-free interest rate for periods within the estimated life of the option is based on the U.S. Treasury Strip rate in effect at the time of the grant.

Fair Value Measurements: The Company discloses the fair value measurements of its financial assets and liabilities. Fair value measurements for investments held in trust for the Company’s nonunion defined benefit pension plan are also disclosed. Fair value measurements are disclosed in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

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

Environmental Matters: The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites. The estimated liability is not reduced for possible recoveries from insurance carriers or other third parties.

Exit or Disposal Activities: The Company recognizes liabilities for costs associated with exit or disposal activities when the liability is incurred.

Variable Interest Entities: The Company has no investments in or known contractual arrangements with variable interest entities.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Recent Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board issued a new accounting standard requiring additional disclosure of amounts reclassified out of accumulated other comprehensive income. The required disclosure changes, which become effective for the Company on January 1, 2013, are not expected to have a significant impact on the Company’s financial statements. Management believes that there is no other new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	December 31	December 31
	2012	2011
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$48,293	$98,258
Variable rate demand notes(1)(2)	29,807	29,735
Money market funds(3)	12,602	13,302
	$90,702	$141,295

Short-term investments
Certificates of deposit(1)	$29,054	$33,960

Restricted cash equivalents and short-term investments(4)
Cash deposits(1)	$5,901	$11,842
Money market funds(3)	–	5,375
Certificates of deposit(1)	3,757	35,476
	$9,658	$52,693

(1)          Recorded at cost plus accrued interest, which approximates fair value.

(2)          Amounts may be redeemed on a daily basis with the original issuer.

(3)          Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this Note).

(4)          Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note H).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents, and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note H), may exceed federally insured limits. At December 31, 2012 and 2011, cash, cash equivalents, and certificates of deposit totaling $53.8 million and $98.8 million, respectively, were not FDIC insured.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Fair Value Disclosure of Financial Instruments

The fair value of the Company’s Term Loan and notes payable debt obligations (see Note H) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	December 31		December 31
	2012		2011
	(in thousands)

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Term loan(1)	$95,000	$95,000	$–	$–
Notes payable(2)	37,756	37,904	26,751	26,904
	$132,756	$132,904	$26,751	$26,904

(1)

The Term Loan, which was entered into on June 15, 2012, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy presented in the fair value measurements accounting policy within Note B).

(2)

Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy presented in the fair value measurements accounting policy in Note B) as of December 31:

	2012	2011
	(in thousands)

Money market funds(1)	$12,602	$18,677
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,035	3,614
	$15,637	$22,291

(1)	Included in cash equivalents and restricted cash equivalents.

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

NOTE D – ACQUISITION

On June 15, 2012, the Company acquired 100% of the common stock of Panther for $180.0 million in cash, net of cash acquired. The acquisition was funded with cash on hand and a $100.0 million secured Term Loan (see Note H). The results of Panther’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. The acquisition of Panther enhances the Company’s end-to-end logistics solutions and expands the Company’s customer base and business diversification. Panther is reported as the Premium Logistics and Expedited Freight Services operating segment (see Note N).

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table summarizes the estimated fair values of the acquired assets and liabilities at the acquisition date. The Company is in the process of making a final determination of acquired assets and liabilities, with remaining matters primarily relating to net operating loss carryovers and certain other items; thus, the provisional measurements are subject to change. See Note E for further discussion of acquired goodwill and intangibles.

Allocation
(in thousands)

Accounts receivable	$31,824
Prepaid expenses	5,205
Deferred income taxes	839
Property and equipment (excluding acquired software)	5,678
Software	31,600
Intangible assets	79,000
Other assets	3,866
Total identifiable assets acquired	158,012

Accounts payable	13,344
Accrued expenses and other current liabilities	4,936
Other liabilities	228
Deferred income taxes	28,994
Total liabilities	47,502

Net identifiable assets acquired	110,510
Goodwill	69,529
Cash paid, net of cash acquired	$180,039

The estimated fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.3 million as of June 15, 2012 and $0.5 million expected by the Company to be uncollectible. The value assigned to acquired software reflects estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is expected to be amortized on a straight-line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets.

The Panther acquisition has been recorded using the purchase method of accounting and, accordingly, the Panther operations have been included in the Company’s consolidated results of operations since the date of acquisition. Operating revenues of $132.3 million and operating income of $2.4 million related to Panther from the acquisition date through December 31, 2012 were included in the accompanying consolidated statements of operations. The Company recognized $2.1 million of acquisition related costs in second quarter 2012, which have been included in operating expenses and costs in the accompanying consolidated statements of operations. For segment reporting purposes, these transaction costs have been reported within “Other and eliminations.”

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the Panther acquisition had occurred on January 1, 2011:

	Twelve Months Ended
	December 31
	2012	2011
	(in thousands, except per share data)

Revenue	$2,171,075	$2,141,057
Income (loss) before income taxes	$(13,730)	$18,852
Net income (loss) attributable to Arkansas Best Corporation	$(9,180)	$11,938
Diluted EPS	$(0.36)	$0.45

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The pro forma results of operations are based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; eliminating sales transactions between the Company and Panther; adjusting amortization expense for the estimated acquired fair value and the amortization periods of software and intangible assets; adjusting interest expense and interest income for the financing of the acquisition; eliminating transaction expenses related to the acquisition; and the related tax effects of these adjustments. The pro forma information has also been adjusted for the impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition. As a result, the pro forma information excludes $3.2 million ($0.13 per share) reversal of deferred tax valuation allowances (see Note F). The pro forma information is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain business synergies and cost savings may result from the Panther acquisition, although there can be no assurance these will be achieved. This pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

		Premium Logistics
	Household Goods	and Expedited
	Moving Services	Freight Services	Total
		(in thousands)

Balance December 31, 2011	$3,660	$–	$3,660
Goodwill acquired – Panther	–	69,529	69,529
Balance December 31, 2012	$3,660	$69,529	$73,189

Goodwill associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce, and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. A substantial portion of the goodwill is not deductible for income tax purposes. The fair value of goodwill associated with the Panther acquisition is preliminary and could change until the final determination of value has been completed, with remaining matters primarily relating to net operating loss carryovers and certain other items.

Intangible assets consisted of the following as of December 31, 2012:

	Weighted-Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)		(in thousands)

Finite-lived intangible assets
Customer relationships	14	$43,500	$1,683	$41,817
Driver network	3	3,200	578	2,622
	13	46,700	2,261	44,439

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822
		35,122	N/A	35,122
Total intangible assets	N/A	$81,822	$2,261	$79,561

Intangible assets, except for the $2.8 million of other indefinite-lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. Intangible amortization expense totaled $2.3 million (all of which pertained to the intangibles acquired in the Panther acquisition) for the year ended December 31, 2012. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3.0 million and

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

$4.0 million per year for the years ended December 31, 2013 through 2017. Acquired software is expected to be amortized on a straight-line basis over seven years, resulting in $2.5 million of amortization in 2012 and approximately $5.0 million of amortization expense on an annual basis for the years ended December 31, 2013 through 2017.

Annual impairment evaluations of goodwill and indefinite-lived intangible assets were performed as of October 1, 2012 and 2011, and it was determined that there was no impairment of the recorded balances.

NOTE F – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2012	2011	2010
	(in thousands)
Current provision (benefit):
Federal	$–	$(872)	$(10,756)
State	694	487	549
Foreign	405	489	288
	1,099	104	(9,919)

Deferred provision (benefit):
Federal	(8,656)	2,664	(7,831)
State	(1,699)	415	(3,596)
Foreign	(4)	(23)	(30)
	(10,359)	3,056	(11,457)
Total provision (benefit) for income taxes	$(9,260)	$3,160	$(21,376)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2012	2011	2010
		(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$137	$15,059	$(11,552)
Amortization of intangibles	(1,604)	–	–
Changes in reserves for workers’ compensation and cargo claims	(3,319)	(970)	1,759
Revenue recognition	(253)	654	1,201
Allowance for doubtful accounts	229	(705)	(428)
Foreign tax credit carryforward	(133)	(240)	286
Nonunion pension and other retirement plans	702	(4,885)	(963)
Deferred compensation plans	669	853	696
Federal net operating loss carryforwards	(2,538)	(680)	–
State net operating loss carryforwards	(725)	705	(302)
State depreciation adjustments	20	(1,179)	74
Share-based compensation	(702)	(941)	(971)
Valuation allowance decrease	(3,180)	(782)	(558)
Leases	806	(316)	(585)
Other accrued expenses	(1,586)	(863)	629
Other	1,118	(2,654)	(743)
Deferred tax provision (benefit)	$(10,359)	$3,056	$(11,457)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2012	2011
	(in thousands)

Deferred tax assets:
Accrued expenses	$51,715	$45,970
Pension liabilities	34,163	35,529
Postretirement liabilities other than pensions	7,127	6,701
Share-based compensation	6,034	7,138
Federal and state net operating loss carryovers	14,071	3,799
Other	2,092	1,223
Total deferred tax assets	115,202	100,360
Valuation allowance	(2,511)	(5,644)
Total deferred tax assets, net of valuation allowance	112,691	94,716

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	73,558	71,755
Intangibles	37,282	954
Revenue recognition	4,268	3,013
Prepaid expenses	3,647	3,368
Total deferred tax liabilities	118,755	79,090
Net deferred tax assets (liabilities)	$(6,064)	$15,626

Reconciliation between the effective income tax rate, as computed on income or loss before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2012	2011	2010
	(in thousands)

Income tax provision (benefit) at the statutory federal rate	$(5,947)	$3,323	$(18,829)
Federal income tax effects of:
State income taxes	352	(316)	976
Nondeductible expenses	1,415	1,079	1,179
Life insurance proceeds and changes in cash surrender value	(752)	(906)	(882)
Dividends received deduction	(5)	–	(14)
Alternative fuel credit	–	(995)	(979)
Decrease in valuation allowances	(3,180)	(211)	(558)
Other	(539)	(182)	520
Federal income tax provision (benefit)	(8,656)	1,792	(18,587)
State income tax provision (benefit)	(1,005)	902	(3,047)
Foreign income tax provision	401	466	258
Total provision (benefit) for income taxes	$(9,260)	$3,160	$(21,376)
Effective tax (benefit) rate	(54.5)%	33.3%	(39.7)%

Income taxes paid totaled $5.3 million, $5.2 million, and $4.7 million in 2012, 2011, and 2010, respectively, before income tax refunds of $7.1 million, $4.6 million, and $35.7 million in 2012, 2011, and 2010, respectively.

The tax benefit for exercised options and the tax benefit of dividends on share-based payment awards, which were reflected in paid-in capital, were immaterial in amount for 2012, 2011, and 2010.

The Company had state net operating loss carryovers of $89.9 million and state contribution carryovers of $1.1 million at December 31, 2012. These state net operating loss and contribution carryovers expire in five to twenty years, with the majority of state expirations in fifteen or twenty years. As of December 31, 2012, the Company had valuation allowances of $1.5 million for state net operating loss and deferred tax assets related to future state income tax benefits, $0.6 million related to foreign tax credit carryovers, and $0.3 million related to foreign net operating loss carryovers, due to the uncertainty of realization of these items. Foreign tax credit carryovers expire in six to ten years. Valuation allowances were increased by

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

$0.8 million in 2012 for certain state net operating losses and state deferred tax assets of the Company’s subsidiaries for which realization was determined to be not more likely than not due to tax losses.

In 2011, the Company established a valuation allowance of $4.0 million for deferred tax assets for nonunion defined benefit pension liabilities accumulated in other comprehensive loss within stockholders’ equity. In 2012, primarily as a result of temporary differences attributable to the acquisition of Panther which resulted in substantial deferred tax liabilities which will reverse in future periods, management determined that realization of this asset was more likely than not and that this valuation allowance was no longer required. As a result, the valuation allowance was decreased by $4.0 million during 2012.

Federal income tax returns filed for tax years through 2008 are closed by the applicable statute of limitations. During 2012, the U.S. Internal Revenue Service (the “IRS”) notified the Company that the tax return for 2010 would be audited. The field work on this examination began in late 2012.  In 2010, the IRS completed an examination of the Company’s federal income tax returns for 2009 and 2008. Upon completion of the audit field work, the Company and the IRS agreed to certain proposed adjustments relating to the timing of deductions and credits and, in 2010, the Company paid the amounts due for tax of $1.3 million and interest of less than $0.1 million. The Company is under examination by certain other taxing authorities, and a subsidiary of the Company was examined by the IRS for 2009 which resulted in no changes. Although the outcome of such audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial position, results of operations, or cash flows.

For periods subsequent to the June 15, 2012 acquisition date, Panther will be included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. For periods prior to the acquisition date, Panther and its subsidiaries filed as an affiliated group on a stand-alone basis. Panther federal tax returns for years through 2008 are closed by the statute of limitations. The 2009 federal tax return of Panther was examined by the IRS and a report of no change is pending review by the Congressional Joint Committee on Taxation. Panther has federal net operating loss carryovers of approximately $20 million for periods ending on or prior to June 15, 2012. State net operating loss carryovers for the same periods are approximately $16 million. Federal net operating loss carryovers will expire if not used within twenty years. State carryover periods for Panther vary from five to twenty years. For federal tax purposes and for most states, the use of such carryovers is limited by Section 382 of the Internal Revenue Code. The limitation applies by restricting the amount of net operating loss carryovers that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryovers prior to their availability under Section 382.

The Company has determined that no reserves for uncertain tax positions were required at December 31, 2012 and 2011 or during the years then ended. The Company is not aware of any matters that would result in a material change in reserves for uncertain tax positions in 2013.

During 2012, settlement of certain state income tax obligations related to amended state income tax returns resulted in a $0.1 million net reduction in interest expense accrued. At December 31, 2012, no accrued interest related to state income taxes to be paid on amended returns was required. Interest accrued on state obligations at December 31, 2011 totaled $0.1 million. Interest of less than $0.1 million in 2012 and 2011 and $0.2 million in 2010 was paid related to federal and state income taxes. Interest of $0.2 million was accrued in 2012 for certain foreign income tax obligations.

NOTE G – OPERATING LEASES

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense totaled $23.2 million, $22.2 million, and $19.5 million in 2012, 2011, and 2010, respectively.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The future minimum rental commitments as of December 31, 2012 for all noncancelable operating leases were as follows:

			Equipment
			and
	Total	Terminals	Other
	(in thousands)

2013	$14,218	$12,576	$1,642
2014	11,876	10,584	1,292
2015	9,053	8,566	487
2016	6,243	6,231	12
2017	4,584	4,574	10
Thereafter	12,784	12,784	–
	$58,758	$55,315	$3,443

NOTE H – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement further described in Financing Arrangements within this Note and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate, and certain other equipment as follows:

	December 31
	2012	2011
	(in thousands)

Term Loan (interest rate of 2.0% at December 31, 2012)	$95,000	$–
Notes payable (weighted-average interest rate of 3.0% at December 31, 2012)	37,756	26,751
Capital lease obligations (weighted-average interest rate of 4.5% at December 31, 2012)	23,229	44,261
	155,985	71,012
Less current portion	43,044	24,262
Long-term debt, less current portion	$112,941	$46,750

Scheduled maturities under the Term Loan and notes payable and future minimum payments under capital lease obligations included in long-term debt as of December 31, 2012 were as follows:

			Notes Payable	Capital Lease Obligations(1)
		Term	Revenue	Revenue		Equipment
	Total	Loan	Equipment	Equipment	Terminals	and Other
	(in thousands)

2013	$46,434	$13,037	$16,443	$16,458	$195	$301
2014	33,871	15,298	15,670	2,425	200	278
2015	28,269	17,510	7,051	3,061	207	440
2016	18,638	18,425	–	–	213	–
2017	36,803	36,584	–	–	219	–
Thereafter	477	–	–	–	477	–
Total payments	164,492	100,854	39,164	21,944	1,511	1,019
Less amounts representing interest	8,507	5,854	1,408	890	284	71
Long-term debt	$155,985	$95,000	$37,756	$21,054	$1,227	$948

(1)          Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Assets held under capital leases or securitized by notes payable at December 31 were included in property, plant and equipment as follows:

	2012	2011
	(in thousands)
Land and structures (terminals)	$1,794	$1,794
Revenue equipment	93,004	91,925
Service, office, and other equipment	1,813	1,813
	96,611	95,532
Less accumulated amortization(1)	35,183	26,759
	$61,428	$68,773

(1)          Amortization of assets under capital leases and notes payable is included in depreciation expense.

The Company’s long-term debt obligations have a weighted-average interest rate of 2.6% at December 31, 2012. The Company paid interest of $4.5 million in 2012, $3.3 million in 2011, and $2.6 million in 2010, net of capitalized interest which totaled less than $0.1 million for each of the years ended December 31, 2012, 2011, and 2010.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note D). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments, which commenced in third quarter 2012, and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of December 31, 2012, the Company was in compliance with the covenants. For the reporting period ended December 31, 2012, the Company’s fixed charge coverage ratio was 1.5 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

Notes Payable and Capital Leases

ABF entered into 36-month promissory notes during 2012 and 2011 to finance $38.0 million and $28.5 million of revenue equipment, respectively. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. The future payments due under the notes payable arrangements are shown in the table in the Long-Term Debt Obligations section within this Note.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. ABF entered into 36-month capital lease agreements during 2011 to finance $1.9 million of revenue equipment. During 2010, ABF entered into capital lease agreements, which have 36-month and 60-month terms, to finance $36.3 million of revenue equipment and certain other equipment. In 2010, ABF entered into capital lease agreements with 36-month terms to finance revenue equipment of $11.4 million that was acquired in 2009. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates, and contain rental adjustment clauses for which the maximum amounts have been included in the future minimum payments under the capital leases in the table in the Long-Term Debt Obligations section within this Note.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Accounts Receivable Securitization Program

On June 15, 2012, the Company terminated its accounts receivable securitization program with SunTrust Bank. There were no borrowings during the term of the program and no borrowings outstanding under the program on the date of termination. As of June 15, 2012 and December 31, 2011 and 2010, the Company was in compliance with the covenants of the program.

On June 15, 2012, the Company entered into a replacement accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly-owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2012, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of December 31, 2012, standby letters of credit of $16.2 million have been issued under the facility, which reduced the available borrowing capacity to $58.8 million.

In the event that a collective bargaining agreement is not in place seven days prior to the March 31, 2013 expiration of ABF’s current agreement, the facility requires the Company to maintain $50.0 million of available liquidity, which may consist of unrestricted cash, cash equivalents, and short term investments on hand, available borrowing capacity under the accounts receivable securitization facility, or any other revolving liquidity facility of the Company. This restriction would end upon ratification of a subsequent collective bargaining agreement.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. During 2012, the Company transferred $26.1 million of previously collateralized letters of credit to a new, uncollateralized bond program. As of December 31, 2012 and 2011, the Company had letters of credit outstanding of $22.7 million (of which $16.2 million were issued under the accounts receivable securitization facility previously described within this Note) and $46.2 million, respectively, of which $5.9 million and $45.7 million, respectively, were collateralized by restricted cash equivalents and short-term investments under the LC Agreements. The Company had up to $69.1 million available as of December 31, 2012 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program discussed in the previous paragraphs. As of December 31, 2012 and 2011, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million. The outstanding bonds were collateralized by $3.8 million and $7.0 million of restricted short-term investments in certificates of deposit at December 31, 2012 and 2011, respectively. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $36.6 million as of December 31, 2012.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE I – ACCRUED EXPENSES

	December 31
	2012	2011
	(in thousands)

Accrued compensation	$15,841	$20,128
Accrued vacation pay	40,473	39,507
Taxes other than income	7,366	6,920
Loss, injury, damage, and workers’ compensation claims reserves	86,969	75,801
Current portion of supplemental pension benefits	–	1,126
Other	8,019	8,405
	$158,668	$151,887

NOTE J – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension and Postretirement Health Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Noncontractual employees hired after 2005 participate in a defined contribution plan (see Defined Contribution Plans section within this Note). Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the U.S. Internal Revenue Code (“IRC”).

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Long-Term Cash Incentive Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were established at December 31, 2009.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$244,402	$223,101	$7,620	$9,341	$17,553	$13,930
Service cost	9,189	8,655	–	–	315	224
Interest cost	8,692	9,954	210	386	749	781
Actuarial loss and other	15,893	19,996	509	419	277	3,185
Benefits paid	(17,226)	(17,304)	(1,126)	(2,526)	(586)	(567)
Benefit obligations at end of year	260,950	244,402	7,213	7,620	18,308	17,553

Change in plan assets
Fair value of plan assets at beginning of year	161,249	180,351	–	–	–	–
Actual return (loss) on plan assets and other	19,202	(1,798)	–	–	–	–
Employer contributions	18,000	–	1,126	2,526	586	567
Benefits paid	(17,226)	(17,304)	(1,126)	(2,526)	(586)	(567)
Fair value of plan assets at end of year	181,225	161,249	–	–	–	–
Funded status	$(79,725)	$(83,153)	$(7,213)	$(7,620)	$(18,308)	$(17,553)

Accumulated benefit obligation	$230,305	$218,636	$7,213	$7,620	$18,308	$17,553

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	(in thousands)
Current liabilities (included in accrued expenses)	$–	$–	$–	$(1,126)	$(573)	$(622)
Noncurrent liabilities (included in pension and postretirement liabilities)	(79,725)	(83,153)	(7,213)	(6,494)	(17,735)	(16,931)
Liabilities recognized	$(79,725)	$(83,153)	$(7,213)	$(7,620)	$(18,308)	$(17,553)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Benefit Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(in thousands)
Service cost	$9,189	$8,655	$8,943	$–	$–	$–	$315	$224	$140
Interest cost	8,692	9,954	10,937	210	386	410	749	781	870
Expected return on plan assets	(12,063)	(12,584)	(12,173)	–	–	–	–	–	–
Amortization of transition obligation	–	–	–	–	–	–	–	–	135
Amortization of prior service credit	–	–	(7)	–	–	–	(190)	(190)	–
Pension settlement expense	–	–	–	–	1,125	178	–	–	–
Amortization of net actuarial loss and other(1)	10,767	6,921	7,591	202	328	279	416	112	18
Net periodic benefit cost	$16,585	$12,946	$15,291	$412	$1,839	$867	$1,290	$927	$1,163

(1)          The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the cash distributions and pension settlement expense related to the SBP for the years ended December 31:

	2012	2011	2010
	(in thousands, except per share data)

Distributions	$1,126	$2,526	$8,295
Pension settlement expense, pre-tax	$–	$1,125	$178
Pension settlement expense per diluted share, net of taxes	$–	$0.03	$–

The 2012 SBP distribution presented in the table above related to an officer retirement that occurred in 2011. The distribution amount was fixed at the retirement date, but IRC Section 409A requires that distributions to certain key employees be delayed for six months after retirement. The pension settlement expense related to this distribution was recognized in 2011 and is included in the table above.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011
	(in thousands)

Unrecognized net actuarial loss	$82,337	$84,351	$2,308	$2,001	$3,169	$3,307
Unrecognized prior service credit	–	–	–	–	(1,077)	(1,266)
Total	$82,337	$84,351	$2,308	$2,001	$2,092	$2,041

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following amounts, which are reported within accumulated other comprehensive loss, are expected to be recognized as components of net periodic benefit cost in 2013 on a pre-tax basis:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Benefit Plan
		(in thousands)

Unrecognized net actuarial loss	$10,103	$260	$373
Unrecognized prior service credit	–	–	(190)
Total	$10,103	$260	$183

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. The Company establishes the assumed rate of compensation increase by considering historical changes in compensation combined with an estimate of compensation rates for the next two years. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2012	2011	2012	2011	2012	2011

Discount rate(1)	3.1%	3.7%	2.1%	3.2%	3.8%	4.3%
Rate of compensation increase(2)	3.3%	3.3%	N/A	N/A	N/A	N/A

 (1)       The discount rate was determined at December 31, 2012 and 2011, respectively.

 (2)       The compensation assumption is not applicable to the SBP due to benefits being frozen as of December 31, 2009.

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Pension Plan			Health Benefit Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Discount rate(1)	3.7%	4.7%	5.3%	3.2%	4.1%	4.8%	4.3%	5.4%	5.9%
Expected return on plan assets	7.5%	7.5%	7.5%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	3.3%	3.2%	3.2%	N/A	N/A	N/A	N/A	N/A	N/A

 (1)       The discount rate was determined at December 31, 2011, 2010, and 2009 for the year 2012, 2011, and 2010, respectively.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2012	2011

Health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%
Year that the rate reaches the cost trend assumed rate	2020	2020

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2012:

	One Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost components	$208	$(166)
Effect on postretirement benefit obligation	$3,402	$(2,745)

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Estimated future benefit payments from the Company’s nonunion defined benefit pension, SBP, and postretirement health benefit plans, which reflect expected future service, as appropriate, are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Pension Plan	Benefit Plan
		(in thousands)

2013	$22,526	$–	$573
2014	$21,494	$–	$574
2015	$21,604	$–	$631
2016	$21,119	$1,235	$681
2017	$21,490	$–	$750
2018-2022	$104,572	$5,900	$4,573

Nonunion Defined Benefit Pension Plan Assets

The Company establishes the expected long-term rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisor. This approach is intended to establish a long-term, nonvolatile rate. The Company’s long-term expected rate of return utilized in determining its 2013 nonunion defined benefit pension plan expense is expected to be 7.5%.

The overall objectives of the investment strategy for the Company’s nonunion defined benefit plan are to achieve a rate of return that over the long term will fund liabilities and provide for required benefits under the plan in a manner that satisfies the fiduciary requirements of ERISA. The investment strategy aims to maximize the long-term return on plan assets subject to an acceptable level of investment risk, liquidity risk, and long-term funding risk utilizing target asset allocations for investments. The plan’s long-term asset allocation policy is intended to protect or improve the purchasing power of plan assets and provide adequate diversification to limit the possibility of experiencing a substantial loss over a one-year period.

The weighted-average asset allocation of the Company’s nonunion defined benefit pension plan at December 31 is summarized in the following table:

	2012	2011
Equity Securities
Large Cap U.S. Equity	32.1%	31.1%
Mid Cap U.S. Equity	11.1	10.3
Small Cap U.S. Equity	11.1	10.5
International Equity	11.1	8.4
Emerging Market Equity	5.0	5.5

Income Securities
Debt Instruments	22.4	16.6
Floating Rate Loan Fund	4.0	4.1

Cash Equivalents
Cash and Cash Equivalents	3.2	13.5
	100.0%	100.0%

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

At December 31, 2012, the target allocations and acceptable ranges for the Company’s nonunion defined benefit pension plan assets were as follows:

	Target	Acceptable
	Allocation	Range
Equity Securities
Large Cap U.S. Equity	30.0%	25.0% – 35.0%
Mid Cap U.S. Equity	10.0%	8.0% – 12.0%
Small Cap U.S. Equity	10.0%	8.0% – 12.0%
International Equity	10.0%	8.0% – 12.0%
Emerging Market Equity	5.0%	3.0% – 7.0%

Income Securities
Debt Instruments	20.0%	15.0% – 30.0%
Floating Rate Loans	5.0%	3.0% – 7.0%

Cash Equivalents
Cash and Cash Equivalents	10.0%	0.0% – 15.0%

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

Certain types of investments and transactions are prohibited or restricted by the Company’s written investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging, or hypothecating securities except loans of securities that are fully-collateralized; purchase or sale of futures, options, or derivatives for speculation or leverage; purchase or sale of commodities; or illiquid interests in real estate or mortgages. Historically, index funds have primarily been used for investments in equity and fixed income securities; however in recent years the Company has invested certain of these investments in actively managed portfolios. Beginning in 2009, the Company invested a portion of the plan’s income securities into an actively managed portfolio of short-term debt instruments. The objectives of this portfolio are to preserve principal and maintain an investment maturity structure that matches scheduled cash flows of benefit payments. In addition to the requirements of the investment policy, certain investment restrictions apply to the actively managed portfolio, including: minimum acceptable credit quality of securities; maximum maturity of investments of 7 years; and, at the time of purchase, no single issue or issuer other than U.S. government securities representing more than 5% of portfolio investments, and no more than 25% of the portfolio invested in BBB rated debt. Beginning in 2011, the Company invested a portion of the plan’s equity investments in an actively managed portfolio of mid-cap U.S. equity securities. In 2012, a portion of the plan’s income security investments were placed in a separate actively managed portfolio of short duration debt instruments, with certain investment restrictions, including: guidelines for allowable securities and certain maximum concentrations of investments; maintenance of an average effective duration period not to exceed 3 years; and minimum acceptable credit quality of securities.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2012, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
			(in thousands)

Cash Equivalents(1)	$5,752	$5,752	$–	$–
Debt Instruments(2)	40,556	–	40,556	–
Floating Rate Loans(3)	7,244	7,244	–	–
Large Cap U.S. Equity	58,210	58,210	–	–
Mid Cap U.S. Equity	20,226	20,226	–	–
Small Cap U.S. Equity	20,044	20,044	–	–
International Equity	20,046	20,046	–	–
Emerging Market Equity	9,147	9,147	–	–
	$181,225	$140,669	$40,556	$–

(1)          Consists primarily of money market mutual funds.

(2)          Includes mortgage-backed instruments (34%), corporate debt instruments (33%), treasury instruments (23%), municipal debt instruments (5%), and asset-backed instruments (5%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

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
			(in thousands)

Cash and Cash Equivalents(1)	$21,837	$21,837	$–	$–
Debt Instruments(2)	26,839	–	26,839	–
Floating Rate Loans(3)	6,523	6,523	–	–
Large Cap U.S. Equity	50,190	50,190	–	–
Mid Cap U.S. Equity	16,560	16,560	–	–
Small Cap U.S. Equity	16,949	16,949	–	–
International Equity	13,458	13,458	–	–
Emerging Market Equity	8,893	8,893	–	–
	$161,249	$134,410	$26,839	$–

(1)          Consists primarily of cash deposits and money market mutual funds.

(2)          Includes corporate debt instruments (83%), municipal debt instruments (14%), and asset-backed instruments (3%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)          Consists of a floating rate loan mutual fund.

Based upon currently available actuarial information, the Company’s required minimum contribution to its nonunion defined benefit pension plan in 2013 is estimated to be between $8 million and $10 million. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 90% as of the January 1, 2012 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes. The Company intends to make contributions to its nonunion defined benefit pension plan necessary to maintain an AFTAP of no less than 80%.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $5.5 million and $6.3 million were recorded as of December 31, 2012 and 2011, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Cash Incentive Plan (see Long-Term Cash Incentive Plan section within this Note).

An additional benefit plan provides certain death and retirement benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company had recorded liabilities of $1.2 million at December 31, 2012 and 2011 for future costs under this plan.

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2012 and 2011, VSP balances of $3.0 million and $3.6 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as provided in Section 401(k) of the IRC. For certain participating subsidiaries, the Company has historically matched 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company match was suspended for 2010 and 2011 and was reinstated beginning January 1, 2012. The Company’s matching expense for the 401(k) plans totaled $3.8 million for 2012.

All employees who were participants in the nonunion defined benefit pension plan on December 31, 2005 continue in that plan. In place of the defined benefit pension plan, substantially all nonunion employees hired subsequent to December 31, 2005, participate in a defined contribution plan in which participants are fully vested after three years of service. The Company may make discretionary contributions to the defined contribution plan. No contributions were made to the plan for 2012. The Company recognized expense of $1.1 million and $0.8 million related to its contributions to the defined contribution plan in 2011 and 2010, respectively.

Long-Term Cash Incentive Plan

Pursuant to stockholder approval of the 2005 Ownership Incentive Plan, the Compensation Committee established a performance-based Long-Term Cash Incentive Plan. Participants in the Long-Term Cash Incentive Plan are officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The Long-Term Cash Incentive Plan incentive, which is generally earned over three years, is based in part upon a proportionate weighting of return on capital employed and in part upon the Company achieving specified levels of profitability, earnings per share growth, or shareholder returns compared to a peer group, as specifically defined in the Long-Term Cash Incentive Plan. Minimum performance requirements were not achieved for 2010, 2011, and 2012 and, as a result, no payments for earned incentives under the Long-Term Cash Incentive Plan were made for these years. Based on performance results during the open three year periods through December 31, 2012, no amounts have been accrued for future payments at December 31, 2012.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Other Plans

Other long-term assets include $41.6 million and $39.4 million at December 31, 2012 and 2011, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $2.1 million, $2.6 million, and $2.5 million, during 2012, 2011, and 2010, respectively.

Multiemployer Plans

Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. ABF contributes to multiemployer pension and postretirement benefit plans monthly based generally on the time worked by its contractual employees, in accordance with its collective bargaining agreement with the IBT and other related supplemental agreements. ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid. Other unrelated employers contribute to these multiemployer plans pursuant to their respective collective bargaining agreements. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. If a participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In the event of the termination of a multiemployer pension plan or if ABF withdraws from a multiemployer pension plan, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer plans that enter reorganization status subject contributing employers to an increased contribution requirement, but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the likelihood of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

The Company intends to meet its obligations to the multiemployer plans under its current collective bargaining agreement with the IBT, which extends through March 31, 2013. In late December 2012, ABF began negotiations with the IBT for a new collective bargaining agreement applicable for the period subsequent to March 31, 2013. The negotiation of terms of the collective bargaining agreement is very complex and the final agreement may impact future contribution levels.

ABF currently contributes to 25 multiemployer pension plans, which vary in size and in funded status. The trust funds for these plans are administered by trustees, an equal number of whom generally are appointed by the IBT and certain management carrier organizations or other appointing authorities for employer trustees, as set forth in the fund’s trust agreements.

In 2006, the Pension Protection Act (the “PPA”) became law and together with related regulations established new minimum funding requirements for multiemployer pension plans. The PPA mandates that multiemployer pension plans that are below certain funded levels or that have projected funded deficiencies adopt a funding improvement plan or a rehabilitation program to improve the funded levels over a defined period of time. As defined by the PPA, plans in “critical status” (or in the red zone) are generally less than 65% funded, plans in “endangered status” (or in the yellow zone) are less than 80% funded, and plans in “neither endangered nor critical status” (or in the green zone) are at least 80% funded. The PPA also accelerates the timing of annual funding notices and requires additional disclosures from multiemployer pension plans if such plans fall below the required funded levels. Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2011, approximately 63% of ABF’s contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Fund (the “Central States Pension Fund”) discussed below, are made to plans that are in “critical status” and approximately 12% of ABF’s contributions to multiemployer pension plans are made to plans that are in “endangered status,” as defined by the PPA.

In December 2008, the Worker, Retiree, and Employer Recovery Act of 2008 (the “Recovery Act”) became law. For plan years beginning October 1, 2008 through September 30, 2009, the Recovery Act allowed multiemployer plans the option to

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

ABF’s participation in multiemployer pension plans is outlined in the table below. The multiemployer pension funds listed separately in the table represent funds which are individually significant to ABF based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in ABF’s analysis of individually significant funds to be separately disclosed. ABF’s current collective bargaining agreement with the IBT requires contributions to these multiemployer plans.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)			Surcharge
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Imposed
Legal Name of Plan	Plan Number (a)	2012	2011	Implemented (c)	2012	2011	2010	(e)

Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Red	Red	Implemented(3)	$68,683	$70,579	$65,091	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No(4)	20,774	20,807	18,268	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Yellow(5)	Green	Pending(5)	11,170	12,022	10,827	No

I. B. of T. Union Local No. 710 Pension Fund(6)(7)(8)	36-2377656	Green	Yellow(9)	No	9,567	9,265	8,207	No

All other plans in the aggregate					21,701	20,168	18,220
Total multiemployer pension contributions paid(10)					$131,895	$132,841	$120,613

Table Heading Definitions

(a)    The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three-digit plan number, if applicable.

(b)         Unless otherwise noted, the most recent PPA zone status available in 2012 and 2011 is for the plan’s year-end status at December 31, 2011 and 2010, respectively. The zone status is based on information ABF received from the plan and is certified by the plan’s actuary.

(c)           The “FIP/RP Status Pending/Implemented” column indicates if a financial improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.

(d)          Contribution amounts reflect payments made in the respective year and differ from amounts expensed during the year, which are disclosed in total within this Note.

(e)    The surcharge column indicates if a surcharge was paid by the employer to the plan.

(1)          ABF was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2011 and 2010.

(2)          Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2011 and December 31, 2010.

(3)          Adopted a rehabilitation plan effective March 25, 2008 and updated rehabilitation plans effective December 31, 2010 (as further discussed in this Note) and December 31, 2011. Utilized amortization extension effective December 31, 2003.

(4)          Utilized amortization extension to calculate the zone status beginning with the January 1, 2011 actuarial valuation.

(5)          Certified as “endangered” status for the plan year beginning January 1, 2012. The funding improvement plan was not formally adopted as of December 31, 2012.

(6)          Pension Protection Act zone status relates to plan years February 1, 2011 - January 31, 2012 and February 1, 2010 – January 31, 2011.

(7)          ABF was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2012 and 2011.

(8)          Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2012 and January 31, 2011.

(9)          Certified as “endangered” status for the plan year beginning February 1, 2010. The Plan adopted a funding improvement plan effective December 25, 2010. The Plan was subsequently certified for the plan year beginning February 1, 2011 as being in “neither endangered nor critical” status. Therefore, it never implemented the Funding Improvement Plan as required for plans certified as “endangered.”

(10)    Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The pension contribution rate for contractual employees increased an average of 2.3%, 3.6%, and 9.6% effective primarily on August 1, 2012, 2011, and 2010, respectively. For the contractual increases effective August 1, 2012 and 2011, the plan’s Supplemental Negotiating Committee approved no increase for Central States Pension Fund. The Supplemental Negotiating Committee for the Western Conference of Teamsters Pension Plan approved no pension increase effective August 1, 2012. The year-over-year changes in multiemployer pension plan contributions presented above were also influenced by changes in ABF’s business levels.

For 2012, 2011, and 2010, 50% to 55% of ABF’s multiemployer pension contributions were made to the Central States Pension Fund. The Central States Pension Fund adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the Central States Pension Fund in critical status in accordance with the PPA. ABF’s current collective bargaining agreement complies with the rehabilitation plan which was adopted by the Central States Pension Fund prior to the April 1, 2008 effective date of the collective bargaining agreement. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remained in critical status

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

with a funded percentage of 63.4%. In accordance with PPA requirements, the Central States Pension Fund adopted an updated rehabilitation plan effective December 31, 2010, which implements additional measures to improve the plan’s funded level, including establishing a minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. The updated rehabilitation plan also effectively caps the required pension contribution rates at the current levels for the rate class applicable to the National Master Freight Agreement (the “NMFA”); however, any changes to scheduled contribution rate increases under the current labor agreement, which ends on March 31, 2013, would be subject to approval by the bargaining parties. The Central States Pension Fund remained in critical status as of January 1, 2012 with a funded percentage of 53.9%, and an amended rehabilitation plan was implemented effective December 31, 2011.

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

ABF contributes to 44 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under ABF’s labor agreements. ABF’s contributions to multiemployer health and welfare plans totaled $113.0 million, $112.1 million, and $103.1 million for the year ended December 31, 2012, 2011, and 2010, respectively. The contribution rate for health and welfare benefits increased by an average of 5.3%, 4.1%, and 3.8% primarily on August 1, 2012, 2011, and 2010, respectively, under ABF’s current collective bargaining agreement with the IBT. Other than these rate increases and changes in rates and time worked, there have been no other significant changes that affect the comparability of the 2012, 2011, and 2010 multiemployer health and welfare contributions.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE K – STOCKHOLDERS’ EQUITY

Total Comprehensive Loss

	Year Ended December 31
	2012	2011	2010
	(in thousands)

Net income (loss)	$(7,732)	$6,333	$(32,421)
Less: Noncontrolling interest in net income of subsidiary	–	(174)	(272)
Net income (loss) attributable to Arkansas Best Corporation	(7,732)	6,159	(32,693)

Other comprehensive income (loss):
Change in foreign currency translation, net of tax of (2012 – $10; 2011 – $69; 2010 – $49)	19	(108)	76
Unrecognized net actuarial gain (loss), net of tax of (2012 – $3,709; 2011 – $10,804; 2010 – $1,951)	(5,830)	(27,178)	3,064
Amortization of unrecognized net periodic benefit costs, net of tax of (2012 – $4,354; 2011 – $2,789; 2010 – $3,119):
Net actuarial loss	6,957	4,497	4,819
Prior service credit	(116)	(115)	(4)
Net transition obligation	–	–	82
Pension settlement expense, net of tax of (2012 – $0; 2011 – $438; 2010 – $69)	–	687	109
Other, net of tax of (2012 – $0; 2011 – $70; 2010 – $7)	–	(132)	13
Other comprehensive income (loss)	1,030	(22,349)	8,159
Comprehensive loss attributable to Arkansas Best Corporation	$(6,702)	$(16,190)	$(24,534)

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2012	2011	2010
	(in thousands)
Pre-tax amounts:
Foreign currency translation	$(662)	$(691)	$(514)
Unrecognized net periodic benefit costs(1)	(86,737)	(88,393)	(58,707)
Other	–	–	202
Total	$(87,399)	$(89,084)	$(59,019)

After-tax amounts:
Foreign currency translation	$(404)	$(423)	$(315)
Unrecognized net periodic benefit costs(1)	(56,968)	(57,979)	(35,870)
Other	–	–	132
Total	$(57,372)	$(58,402)	$(36,053)

(1)          The increase in unrecognized net periodic benefit costs for the year ended December 31, 2011 reflected the impact of a $34.4 million ($25.0 million after tax) increase in the unrecognized net actuarial loss related to the nonunion defined benefit pension plan in 2011. The increase in the unrecognized net actuarial loss was primarily attributable to the decrease in the discount rate used to remeasure the plan obligation at December 31, 2011 and the amount required to adjust the assumed return on plan assets to the actual loss experienced in 2011. The nonunion defined benefit pension plan is discussed further in Note J.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2012		2011		2010
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)

First quarter	$0.03	$797	$0.03	$788	$0.03	$777
Second quarter	$0.03	$808	$0.03	$797	$0.03	$777
Third quarter	$0.03	$807	$0.03	$798	$0.03	$786
Fourth quarter	$0.03	$807	$0.03	$797	$0.03	$786

Stockholders’ Rights Plan

Prior to April 30, 2011, the Company had in place a stockholders’ rights plan; however, the plan expired by its terms on April 30, 2011 and was not renewed.

Treasury Stock

The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million; and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2012, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. No shares were repurchased by the Company in 2012, 2011, or 2010.

NOTE L – SHARE-BASED COMPENSATION

Stock Awards

As of December 31, 2012, the Company had outstanding stock options granted under the 2000 Non-Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan superseded the Company’s 2000 Non-Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units. Any outstanding stock options under the 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of December 31, 2012, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock Awards

A summary of the Company’s restricted stock award program is presented below:

Units

Outstanding – January 1, 2012	1,157,238
Granted	394,900
Vested	(261,709)
Forfeited	(8,949)
Outstanding – December 31, 2012	1,281,480

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2012, 2011, and 2010 as follows:

		Weighted-Average
		Grant Date
	Units	Fair Value

2012	394,900	$ 14.55
2011	334,700	$ 22.49
2010	314,130	$ 22.57

The fair value of restricted stock awards that vested in 2012, 2011, and 2010 was $4.3 million, $3.9 million, and $3.6 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2012 was $12.4 million, which is expected to be recognized over a weighted-average period of three years.

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option(1)	Exercise Price	Term (Years)	(in thousands)

Outstanding – January 1, 2012	280,425	$ 27.29
Granted	–
Exercised	–
Forfeited	(40,000)	26.61
Outstanding – December 31, 2012	240,425	$ 27.40	0.7	–

(1)          Options outstanding are vested and available to be exercised.

(2)          The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on December 31, 2012 over the exercise price of the option.

The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2012	2011	2010
		(in thousands)
Intrinsic value of options exercised	$–	$79	$415
Cash proceeds of options exercised	$–	$763	$1,828
Tax benefit of options exercised	$–	$30	$83

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE M – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31:

	2012	2011	2010
	(in thousands, except share and per share data)
Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(7,732)	$6,159	$(32,693)
Effect of unvested restricted stock awards	(149)	(249)	(69)
Adjusted net income (loss)	$(7,881)	$5,910	$(32,762)

Denominator:
Weighted-average shares	25,564,752	25,403,073	25,187,723

Earnings (loss) per common share	$(0.31)	$0.23	$(1.30)

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$(7,732)	$6,159	$(32,693)
Effect of unvested restricted stock awards	(149)	(249)	(69)
Adjusted net income (loss)	$(7,881)	$5,910	$(32,762)

Denominator:
Weighted-average shares	25,564,752	25,403,073	25,187,723
Effect of dilutive securities	–	–	–
Adjusted weighted-average shares and assumed conversions	25,564,752	25,403,073	25,187,723
Earnings (loss) per common share	$(0.31)	$0.23	$(1.30)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the years ended December 31, 2012 and 2010, outstanding stock awards of 0.7 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of decreasing the loss per share. For the year ended December 31, 2011, outstanding stock awards of 0.9 million were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

NOTE N – OPERATING SEGMENT DATA

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

The Company’s reportable operating segments are as follows:

•                  Freight Transportation, the Company’s principal operating segment, includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). ABF Freight System, Inc.’s self-move service operations provided by U-Pack Moving® are also reported in the Freight Transportation segment.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The operations of ABF include, in the aggregate, national, inter-regional and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. ABF is headquartered in Fort Smith, Arkansas. The ABF transportation system operates throughout North America, providing direct service to over 98% of the cities in the United States having a population of 30,000 or more. ABF also offers global customizable supply chain solutions and provides motor carrier services in Canada, Puerto Rico, and, through arrangements with other trucking companies, in Mexico.

•                  Premium Logistics and Expedited Freight Services includes the results of operations of Panther, which the Company acquired on June 15, 2012 (see Note D). The segment provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the Freight Transportation and Truck Brokerage and Management segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

•                  Truck Brokerage and Management includes the results of operations of the Company’s transportation brokerage services subsidiary, FreightValue, Inc.®

•                  Emergency and Preventative Maintenance includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers.

•                  Household Goods Moving Services, which was reported as the Special Services Logistics segment in the Company’s 2011 Annual Report on Form 10-K, includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. Certain costs incurred by Household Goods Moving Services in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table reflects reportable operating segment information for the years ended December 31:

	2012(1)	2011	2010
		(in thousands)
OPERATING REVENUES
Freight Transportation	$1,725,134	$1,730,773	$1,514,108
Premium Logistics and Expedited Freight Services(1)	132,326	–	–
Truck Brokerage and Management	42,710	25,429	19,241
Emergency and Preventative Maintenance	115,968	92,554	74,927
Household Goods Moving Services	77,619	85,611	63,733
Other and eliminations	(27,758)	(26,758)	(14,145)
Total consolidated operating revenues	$2,065,999	$1,907,609	$1,657,864
OPERATING EXPENSES AND COSTS
Freight Transportation
Salaries, wages, and benefits	$1,073,205	$1,061,213	$1,004,267
Fuel, supplies, and expenses	330,063	333,779	262,420
Operating taxes and licenses	43,337	45,469	43,539
Insurance	20,751	24,490	18,745
Communications and utilities	14,733	15,118	14,655
Depreciation and amortization	78,748	70,810	68,695
Rents and purchased transportation	176,977	169,212	154,119
Gain on sale of property and equipment	(711)	(2,370)	(1,338)
Pension settlement expense	–	1,125	178
Other	7,441	8,318	8,568
Total Freight Transportation	1,744,544	1,727,164	1,573,848
Premium Logistics and Expedited Freight Services(1)
Purchased transportation	101,559	–	–
Depreciation and amortization	5,438	–	–
Salaries, benefits, insurance, and other	22,927	–	–
Total Premium Logistics and Expedited Freight Services	129,924	–	–
Truck Brokerage and Management	40,087	23,539	17,868
Emergency and Preventative Maintenance	114,033	89,572	72,208
Household Goods Moving Services	76,927	82,893	62,014
Other and eliminations	(24,948)	(25,318)	(13,529)
Total consolidated operating expenses and costs	$2,080,567	$1,897,850	$1,712,409
OPERATING INCOME (LOSS)
Freight Transportation	$(19,410)	$3,609	$(59,740)
Premium Logistics and Expedited Freight Services(1)	2,402	–	–
Truck Brokerage and Management	2,623	1,890	1,373
Emergency and Preventative Maintenance	1,935	2,982	2,719
Household Goods Moving Services	692	2,718	1,719
Other and eliminations	(2,810)	(1,440)	(616)
Total consolidated operating income (loss)	$(14,568)	$9,759	$(54,545)
OTHER INCOME (EXPENSE)
Interest and dividend income	$808	$1,069	$1,194
Interest expense and other related financing costs	(5,273)	(3,953)	(2,852)
Other, net(2)	2,041	2,618	2,406
	(2,424)	(266)	748
INCOME (LOSS) BEFORE INCOME TAXES	$(16,992)	$9,493	$(53,797)

(1)          Includes operations of the Premium Logistics and Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(2)          Other, net includes gains on cash surrender value and proceeds of life insurance policies.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table provides asset, capital expenditure, and depreciation and amortization information by reportable operating segment:

	December 31
	2012	2011	2010
		(in thousands)
ASSETS
Freight Transportation	$556,195	$600,239	$565,461
Premium Logistics and Expedited Freight Services	222,280	–	–
Truck Brokerage and Management	9,656	6,225	5,250
Emergency and Preventative Maintenance	18,413	13,634	12,373
Household Goods Moving Services	21,754	20,687	18,016
Other and eliminations(1)	206,164	275,435	259,851
	$1,034,462	$916,220	$860,951

	For the year ended December 31
	2012	2011	2010
		(in thousands)
CAPITAL EXPENDITURES, GROSS
Freight Transportation(2)	$68,235	$78,875	$44,637
Premium Logistics and Expedited Freight Services(3)	1,579	–	–
Truck Brokerage and Management	45	163	12
Emergency and Preventative Maintenance	685	307	311
Household Goods Moving Services	416	480	209
Other and eliminations	4,291	3,812	2,596
	$75,251	$83,637	$47,765

	For the year ended December 31
	2012	2011	2010
		(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE
Freight Transportation	$78,748	$70,810	$68,695
Premium Logistics and Expedited Freight Services(3)(4)	3,179	–	–
Truck Brokerage and Management	288	154	153
Emergency and Preventative Maintenance	497	476	514
Household Goods Moving Services	413	332	323
Other and eliminations	2,368	1,970	1,880
	$85,493	$73,742	$71,565

(1)          Includes certain assets held by the parent holding company for strategic reasons, including unrestricted and restricted cash, cash equivalents, and short-term investments, as well as certain assets held for the benefit of multiple segments, including land and structures of the Company’s corporate headquarters and information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments.

(2)          Includes assets acquired through notes payable and capital leases of $38.0 million, $30.4 million, and $36.3 million in 2012, 2011, and 2010, respectively.

(3)          Includes operations of the Premium Logistics and Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(4)          Excludes amortization of intangibles which totaled $2.3 million in 2012 (see Note E).

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2012 and 2011:

	2012
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(1)	Quarter(1)
	(in thousands, except share and per share data)
Operating revenues	$440,867	$510,543	$577,546	$537,042
Operating expenses and costs	463,854	503,342	565,313	548,058
Operating income (loss)	(22,987)	7,201	12,233	(11,016)
Other income (expense), net	451	(1,117)	(457)	(1,300)
Income tax provision (benefit)(2)	(4,374)	(5,757)	5,258	(4,387)
Net income (loss) attributable to Arkansas Best Corporation(3)	$(18,162)	$11,841	$6,518	$(7,929)
Earnings (loss) per common share(4)
Basic	$(0.71)	$0.44	$0.24	$(0.31)
Diluted	$(0.71)	$0.44	$0.24	$(0.31)
Average common shares outstanding
Basic	25,455,607	25,544,455	25,613,315	25,629,309
Diluted	25,455,607	25,544,455	25,613,315	25,629,309

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Operating revenues	$434,931	$498,550	$510,887	$463,241
Operating expenses and costs	456,923	489,552	489,769	461,606
Operating income (loss)	(21,992)	8,998	21,118	1,635
Other income (expense), net	1,859	(378)	(2,045)	299
Income tax provision (benefit)	(7,346)	3,169	6,808	530
Net income (loss)	(12,787)	5,451	12,265	1,404
Less: noncontrolling interest in net income of subsidiary	21	153	—	—

Net income (loss) attributable to Arkansas Best Corporation	$(12,808)	$5,298	$12,265	$1,404

Earnings (loss) per common share(4)
Basic	$(0.51)	$0.20	$0.46	$0.05
Diluted	$(0.51)	$0.20	$0.46	$0.05

Average common shares outstanding
Basic	25,296,854	25,411,339	25,421,887	25,421,887
Diluted	25,296,854	25,411,942	25,421,887	25,421,887

(1)          Includes operations of the Premium Logistics and Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(2)          The income tax benefit rates recorded in the first and second quarters of 2012 were significantly affected by changes in the assessment of deferred tax asset valuation allowances as more fully discussed at Note F.

(3)          The fourth quarter of 2012 included an adjustment of $2.7 million, after tax, which is immaterial to prior periods, to correct the reserves for workers’ compensation and third-party casualty claims.

(4)          The Company uses the two-class method for calculating earnings per share. See Note M.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE P – LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows; however, the Company is currently involved in certain legal proceedings, as further described below, for which the outcome and the related financial impact cannot be determined at this time.

Legal Proceedings

National Master Freight Agreement

On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the NMFA for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc., and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Trial Court”) against the parties previously named and Teamster Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit seeks appointment of a third-party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Trial Court to rule on the lawsuit.

The grievance and lawsuit assert that ABF Freight System, Inc. is an equal signatory to the NMFA which, as a national collective bargaining agreement, is designed to establish a single national standard for wages and other employment terms for all employers who are parties to the agreement. However, ABF Freight System, Inc. has not been granted the same wage and benefit concessions under the NMFA as YRC since 2009. The grievance filed by ABF Freight System, Inc. is a claim that the IBT and the other named parties have violated the NMFA. The grievance and lawsuit seek to declare the amendments made to the NMFA on YRC’s behalf null and void. The grievance and lawsuit also seek payment for damages associated with the amendments on YRC’s behalf.

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878 and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI, and YRC filed Motions to Dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ Motions to Dismiss. On January 16, 2012, the IBT, TMI, and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. appealed the dismissal to the Court of Appeals on August 30, 2012. The appeal is proceeding in accordance with the procedures of the Court of Appeals. The timing of the appeals process is uncertain but is expected to take several months.

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 67 underground tanks located in 22 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

At December 31, 2012 and 2011, the Company’s reserve for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

The Company acquired Panther Expedited Services, Inc. (“Panther”) on June 15, 2012. The acquisition of Panther represents a material change in the Company’s internal control over financial reporting since management’s last assessment. Other than inclusion of Panther in the Company’s internal control over financial reporting, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Arkansas Best Corporation

We have audited Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arkansas Best Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arkansas Best Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Arkansas Best Corporation and our report dated February 28, 2013 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP

Rogers, Arkansas

February 28, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 21, 2013, are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled “2012 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2012 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2012 Fiscal Year-End,” “2012 Option Exercises and Stock Vested,” “2012 Equity Compensation Plan Information,” “2012 Pension Benefits,” “2012 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 21, 2013, are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2012 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 21, 2013, are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 21, 2013, are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 21, 2013, are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 on page 62 of this Form 10-K and is incorporated by reference.

(a)(2)   Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARKANSAS BEST CORPORATION

Column A	Column B	Column C	Column D	Column E	Column F
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts –	Deductions –	Balance at
Description	of Period	Expenses	Describe	Describe	End of Period
	(in thousands)
Year Ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,957	$1,524	$26	$2,258(b)	$5,249
Allowance for other accounts receivable	$1,226	$108(c)	$–	$–	$1,334
Allowance for deferred tax assets	$5,644	$791	$47	$3,971(f)	$2,511

Year Ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,944	$2,394	$2,667(a)	$3,048(b)	$5,957
Allowance for other accounts receivable	$1,254	$(28)(c)	$–	$–	$1,226
Allowance for deferred tax assets	$2,455	$214	$3,971(d)	$996(e)	$5,644

Year Ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,470	$868	$1,640(a)	$2,034(b)	$3,944
Allowance for other accounts receivable	$1,149	$105(c)	$–	$–	$1,254
Allowance for deferred tax assets	$3,013	$1,217	$–	$1,775(e)	$2,455

Note a	–	Addition to the allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b	–	Uncollectible accounts written off.
Note c	–	Charged / (credited) to workers’ compensation expense.
Note d	–

Increase in allowance related to the nonunion defined benefit pension plan was recorded in accumulated other comprehensive loss (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Note e	–	Decrease in allowance due to a combination of changes in expectation of increased realization of state net operating losses and expiration of fully reserved state net operating losses.
Note f	–

Decrease in allowance due to change in expectation of realization of deferred tax assets primarily due to deferred tax liabilities established in conjunction with the Panther Expedited Services, Inc. purchase transaction (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

ARKANSAS BEST CORPORATION

Date: February 28, 2013	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer,
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board and Director	February 28, 2013
Robert A. Young III

/s/Judy R. McReynolds	Director, President – Chief Executive Officer	February 28, 2013
Judy R. McReynolds	and Principal Executive Officer

/s/Michael E. Newcity	Vice President – Chief Financial Officer	February 28, 2013
Michael E. Newcity	and Principal Financial Officer

/s/David R. Cobb	Vice President – Controller	February 28, 2013
David R. Cobb	and Principal Accounting Officer

/s/John W. Alden	Director	February 28, 2013
John W. Alden

/s/Fred A. Allardyce	Director	February 28, 2013
Fred A. Allardyce

/s/William M. Legg	Director	February 28, 2013
William M. Legg

/s/John H. Morris	Director	February 28, 2013
John H. Morris

/s/Craig E. Philip	Director	February 28, 2013
Craig E. Philip

/s/Steven L. Spinner	Director	February 28, 2013
Steven L. Spinner

/s/Janice E. Stipp	Director	February 28, 2013
Janice E. Stipp

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

10.3*#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature).

10.4#

Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

10.5#

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

10.7#

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

10.9#

Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 24, 2010, Commission File No. 000-19969, and incorporated herein by reference).

10.10#

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

10.17#

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

10.19#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.20

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

FORM 10-K – ITEM 15(a)(3)

EXHIBIT INDEX

ARKANSAS BEST CORPORATION

(Continued)

Exhibit

No.

10.21*	Amendment No. 1 to Credit Agreement, dated as of October 9, 2012, by and among Arkansas Best Corporation, the Lenders thereto, and U.S. Bank National Association, as Administrative Agent.

10.22

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

10.24*+	Third Amendment to Committed Letter of Credit Agreement, dated November 29, 2012, by and between Arkansas Best Corporation and PNC Bank, National Association.

10.25

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

_________________

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.
+

Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.