Form 10-Q
period 2013-03-31
ARKANSAS BEST CORP /DE/
filed 2013-05-08
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $0.01 par value	25,709,926 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March	December 31
	2013	2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,071	$90,702
Short-term investments	29,891	29,054
Restricted cash, cash equivalents, and short-term investments	5,904	9,658
Accounts receivable, less allowances (2013 – $5,360; 2012 – $5,249)	190,036	180,631
Other accounts receivable, less allowances (2013 – $1,376; 2012 – $1,334)	6,011	6,539
Prepaid expenses	19,397	17,355
Deferred income taxes	37,302	39,245
Prepaid and refundable income taxes	7,851	5,681
Other	7,288	7,185
TOTAL CURRENT ASSETS	378,751	386,050

PROPERTY, PLANT AND EQUIPMENT
Land and structures	243,990	243,699
Revenue equipment	588,809	589,729
Service, office, and other equipment	119,642	119,456
Software	105,164	103,164
Leasehold improvements	23,357	23,272
	1,080,962	1,079,320
Less allowances for depreciation and amortization	653,862	635,292
	427,100	444,028

GOODWILL	75,032	73,189

INTANGIBLE ASSETS, net	78,518	79,561

OTHER ASSETS	51,994	51,634
	$1,011,395	$1,034,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$11,737	$13,645
Accounts payable	84,966	84,292
Income taxes payable	75	59
Accrued expenses	167,848	158,668
Current portion of long-term debt	39,861	43,044
TOTAL CURRENT LIABILITIES	304,487	299,708

LONG-TERM DEBT, less current portion	105,169	112,941

PENSION AND POSTRETIREMENT LIABILITIES	105,922	104,673

OTHER LIABILITIES	12,366	12,832

DEFERRED INCOME TAXES	35,858	45,309

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2013: 27,307,505 shares; 2012: 27,296,285 shares	273	273
Additional paid-in capital	290,776	289,711
Retained earnings	269,955	284,157
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(55,641)	(57,372)
TOTAL STOCKHOLDERS’ EQUITY	447,593	458,999
	$1,011,395	$1,034,462

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
	(in thousands, except share and per share data)

OPERATING REVENUES	$520,687	$440,867

OPERATING EXPENSES AND COSTS	544,037	463,854

OPERATING LOSS	(23,350)	(22,987)

OTHER INCOME (EXPENSE)
Interest and dividend income	171	253
Interest expense and other related financing costs	(1,207)	(1,142)
Other, net	1,083	1,340
	47	451

LOSS BEFORE INCOME TAXES	(23,303)	(22,536)

INCOME TAX BENEFIT	(9,908)	(4,374)

NET LOSS	$(13,395)	$(18,162)

LOSS PER COMMON SHARE
Basic	$(0.52)	$(0.71)
Diluted	$(0.52)	$(0.71)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,638,333	25,455,607
Diluted	25,638,333	25,455,607

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
	(in thousands)

NET LOSS	$(13,395)	$(18,162)

OTHER COMPREHENSIVE INCOME, net of tax
Amortization of unrecognized net periodic benefit costs, net of tax of (2013 – $1,114; 2012 – $1,089):
Net actuarial loss	1,779	1,739
Prior service credit	(29)	(29)
Change in foreign currency translation, net of tax of (2013 – $11; 2012 – $8)	(19)	13

OTHER COMPREHENSIVE INCOME, net of tax	1,731	1,723

TOTAL COMPREHENSIVE LOSS	$(11,664)	$(16,439)

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)

Balances at December 31, 2012	27,296	$273	$289,711	$284,157	1,678	$(57,770)	$(57,372)	$458,999
Net loss				(13,395)				(13,395)
Other comprehensive income, net of tax							1,731	1,731
Issuance of common stock under share-based compensation plans	12	—	—					—
Tax effect of share-based compensation plans and other			(238)					(238)
Share-based compensation expense			1,303					1,303
Dividends declared on common stock				(807)				(807)
Balances at March 31, 2013	27,308	$273	$290,776	$269,955	1,678	$(57,770)	$(55,641)	$447,593

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(13,395)	$(18,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,150	19,320
Amortization of intangibles	1,043	—
Share-based compensation expense	1,303	1,442
Provision for losses on accounts receivable	969	275
Deferred income tax benefit	(8,756)	(4,301)
Gain on sale of property and equipment	(212)	(285)
Changes in operating assets and liabilities:
Receivables	(9,886)	(859)
Prepaid expenses	(2,042)	(1,621)
Other assets	(964)	(96)
Income taxes	(1,548)	1,793
Accounts payable, accrued expenses, and other liabilities	11,124	7,371
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(214)	4,877

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3,440)	(2,388)
Proceeds from sale of property and equipment	842	1,315
Purchases of short-term investments	(3,752)	(14,335)
Proceeds from sale of short-term investments	2,940	3,185
Capitalization of internally developed software and other	(2,090)	(1,618)
NET CASH USED IN INVESTING ACTIVITIES	(5,500)	(13,841)

FINANCING ACTIVITIES
Payments on long-term debt	(10,955)	(6,075)
Net change in bank overdraft and other	(1,909)	(10,056)
Net change in restricted cash, cash equivalents, and short-term investments	3,754	23,149
Deferred financing costs	—	(36)
Payment of common stock dividends	(807)	(797)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,917)	6,185

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,631)	(2,779)
Cash and cash equivalents at beginning of period	90,702	141,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,071	$138,516

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$173	$2,060

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and integrated logistics solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services (see Note K).

ABF represented approximately 78% of the Company’s total revenues before other revenues and intercompany eliminations for first quarter 2013. As of March 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extended through March 31, 2013. Prior to expiration of the collective bargaining agreement, ABF and the IBT agreed to a 30-day extension of the contract under the same terms and conditions of the existing NMFA. A subsequent and similar extension was agreed to which is effective through May 31, 2013. On May 3, 2013, ABF and the IBT reached a tentative five-year collective bargaining agreement which is currently subject to ratification by a majority of ABF’s IBT member employees who choose to vote. In the event ABF’s union employees do not ratify the tentative collective bargaining agreement, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a temporary work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment (see Note K). The fair value measurements related to Panther reflected in the accompanying consolidated financial statements are preliminary, as fair values of acquired assets and liabilities are subject to revision during the measurement period if information becomes available that warrants further adjustments. See Note C for further discussion of the Panther acquisition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent liabilities, and the reported amounts of revenues and expenses. If the underlying estimates and assumptions upon which the financial statements and accompanying notes are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	March 31	December 31
	2013	2012
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$39,715	$48,293
Variable rate demand notes(1)(2)	29,855	29,807
Money market funds(3)	5,501	12,602
	$75,071	$90,702

Short-term investments
Certificates of deposit(1)	$29,891	$29,054

Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$5,904	$5,901
Certificates of deposit(1)	—	3,757
	$5,904	$9,658

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

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents, and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note F), may exceed federally insured limits. At March 31, 2013 and December 31, 2012, cash, cash equivalents, and certificates of deposit of $49.8 million and $53.8 million, respectively, were not FDIC insured.

Fair Value Disclosure of Financial Instruments

Fair value disclosures are made in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The fair value of the Company’s Term Loan and note payable debt obligations (see Note F) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	March 31		December 31
	2013		2012
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term loan(1)	$92,500	$92,500	$95,000	$95,000
Notes payable(2)	34,080	34,042	37,756	37,904
	$126,580	$126,542	$132,756	$132,904

(1)         The Term Loan, which was entered into on June 15, 2012, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	March 31	December 31
	2013	2012
	(in thousands)

Money market funds(1)	$5,501	$12,602
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,520	3,035
	$8,021	$15,637

(1)         Included in cash and cash equivalents.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table summarizes the estimated fair values of the acquired assets and liabilities at the acquisition date. The Company is in the process of making a final determination of acquired assets and liabilities, with remaining matters primarily relating to net operating loss carryovers and certain other items; thus, the provisional measurements are subject to change. A measurement period adjustment was recorded to Panther’s goodwill during the three months ended March 31, 2013 as presented in Note D.

Preliminary
Allocation
(in thousands)

Accounts receivable	$31,824
Prepaid expenses	5,205
Deferred income taxes	1,796
Property and equipment (excluding acquired software)	5,678
Software	31,600
Intangible assets	79,000
Other assets	3,866
Total identifiable assets acquired	158,969

Accounts payable	13,344
Accrued expenses and other current liabilities	7,436
Other liabilities	228
Deferred income taxes	29,294
Total liabilities	50,302

Net identifiable assets acquired	108,667
Goodwill	71,372
Cash paid, net of cash acquired	$180,039

The estimated fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.3 million as of June 15, 2012 and $0.5 million expected by the Company to be uncollectible. The value assigned to acquired software reflects estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is expected to be amortized on a straight-line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets. See Note D for further discussion of acquired goodwill and intangibles.

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations for the three months ended March 31, 2012 (presented in thousands, except per share data) as if the Panther acquisition had occurred on January 1, 2011:

Revenue	$492,597
Loss before income taxes	$(22,600)
Net loss	$(13,562)
Diluted EPS	$(0.53)

The pro forma results of operations are based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; eliminating sales transactions between the Company and Panther; adjusting amortization expense for the estimated acquired fair value and the amortization periods of software and intangible assets; adjusting interest expense and interest income for the financing of the acquisition; eliminating transaction expenses related to the acquisition; and the related tax effects of these adjustments. The pro forma information has also been adjusted for the impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition. As a result, the pro forma information excludes $4.7 million ($0.18 per share) of deferred tax valuation allowances (see Note E). The pro forma information is presented for

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain business synergies and cost savings may result from the Panther acquisition, although there can be no assurance these will be achieved. This pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

		Premium Logistics
	Household Goods	and Expedited
	Moving Services	Freight Services	Total
	(in thousands)

Balance December 31, 2012	$3,660	$69,529	$73,189
Purchase accounting adjustment — Panther	—	1,843	1,843
Balance March 31, 2013	$3,660	$71,372	$75,032

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

Intangible assets consisted of the following as of March 31, 2013:

	Weighted Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)		(in thousands)

Finite-lived intangible assets
Customer relationships	14	$43,500	$2,460	$41,040
Driver network	3	3,200	844	2,356
	13	46,700	3,304	43,396

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822
		35,122	N/A	35,122
Total intangible assets	N/A	$81,822	$3,304	$78,518

Intangible assets, except for the $2.8 million of other indefinite-lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. Intangible amortization expense totaled $1.0 million (all of which pertained to the intangibles acquired in the Panther acquisition) for the three-month period ended March 31, 2013. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is expected to approximate $4 million for 2013 and is anticipated to range between $3 million and $4 million per year for 2014 through 2017. Acquired software is expected to be amortized on a straight-line basis over seven years, resulting in approximately $5 million of annual amortization expense for 2013 through 2017, which is reported within depreciation expense.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE E — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. Due primarily to the alternative fuel tax credit, the effective tax benefit rate for the three months ended March 31, 2013 was 42.5%. The effective tax benefit rate for the three months ended March 31, 2012 was 19.4%, reflecting a valuation allowance for deferred tax assets of $4.7 million based on management’s conclusion during first quarter 2012 that a part of federal deferred tax assets was not more likely than not to be realized.

A reconciliation of the 2013 and 2012 rates to the statutory federal rates is shown in the table within this Note. Due to the retroactive reinstatement in January 2013 of the alternative fuel tax credit that had previously expired on December 31, 2011, the $0.9 million benefit of the 2012 credit and the $0.3 million benefit of the first quarter 2013 credit were recognized in the first quarter of 2013. In addition to the effect of the alternative fuel tax credit on the effective tax benefit rate in 2013, for both 2013 and 2012, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, and changes in valuation allowances for deferred tax assets.

As of March 31, 2013, the Company’s deferred tax assets exceeded the deferred tax liabilities which will reverse in future years. The Company evaluated the total deferred tax assets at March 31, 2013 and concluded that, other than for certain deferred tax assets related to foreign tax credits or certain state tax benefits, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies. For example, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized. Also, taking into account the changes in capitalization as a result of its June 2012 acquisition (see Note C), Panther would have had substantial taxable income that would have exceeded the Company’s taxable loss in recent years.

During the three months ended March 31, 2013, the Company received no refunds of federal or state income taxes, and the Company paid state and foreign income taxes of $0.5 million.

Reconciliation between the effective income tax rate, as computed on loss before income taxes, and the statutory federal income tax rate for the three months ended March 31, 2013 and 2012 is presented in the following table:

	Three Months Ended
	March 31
	2013		2012
	(in thousands)

Income tax benefit at the statutory federal rate	$(8,156)	(35.0)%	$(7,888)	(35.0)%
Federal income tax effects of:
Increase in valuation allowances	312	1.3	4,660	20.7
Alternative fuel tax credit	(1,180)	(5.0)	—	—
Effect of permanent differences and other	18	0.1	(235)	(1.0)
State income taxes	(902)	(3.9)	(911)	(4.1)
Total income tax benefit	$(9,908)	(42.5)%	$(4,374)	(19.4)%

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement further described in Financing Arrangements within this Note and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate, and certain other equipment as follows:

	March 31	December 31
	2013	2012
	(in thousands)

Term Loan (interest rate of 1.7% at March 31, 2013)	$92,500	$95,000
Notes payable (weighted average interest rate of 3.0% at March 31, 2013)	34,080	37,756
Capital lease obligations (weighted average interest rate of 4.4% at March 31, 2013)	18,450	23,229
	145,030	155,985
Less current portion	39,861	43,044
Long-term debt, less current portion	$105,169	$112,941

Scheduled maturities of long-term debt obligations as of March 31, 2013 were as follows:

		Term	Notes	Capital Lease
	Total	Loan(1)	Payable	Obligations(2)
	(in thousands)

Due in one year or less	$42,771	$13,434	$16,728	$12,609
Due after one year through two years	32,802	15,796	14,227	2,779
Due after two years through three years	25,679	18,184	4,282	3,213
Due after three years through four years	18,872	18,658	—	214
Due after four years through five years	32,306	32,085	—	221
Due after five years	421	—	—	421
Total payments	152,851	98,157	35,237	19,457
Less amounts representing interest	7,821	5,657	1,157	1,007
Long-term debt	$145,030	$92,500	$34,080	$18,450

(1)         The future interest payments included in the scheduled maturities due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin (see Term Loan within the Financing Arrangements section of this Note).

(2)         Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securitized by notes payable or held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2013	2012
	(in thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	81,588	93,004
Service, office, and other equipment	1,503	1,813
	84,885	96,611
Less accumulated amortization(1)	31,689	35,183
Net assets securitized by notes payable or held under capital leases	$53,196	$61,428

(1)         Amortization of assets under capital leases and notes payable is included in depreciation expense.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Financing Arrangements

Term Loan

The Company has a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of March 31, 2013, the Company was in compliance with the covenants. For the reporting period ended March 31, 2013, the Company’s fixed charge coverage ratio was 1.5 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2013, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of March 31, 2013, standby letters of credit of $19.8 million have been issued under the facility, which reduced the available borrowing capacity to $55.2 million.

As previously discussed in Note A, ABF and the IBT reached a tentative five-year collective bargaining agreement which is currently subject to ratification by a majority of ABF’s IBT member employees who choose to vote. Until a collective bargaining agreement for the contract period subsequent to March 31, 2013 is in place, the accounts receivable securitization program requires the Company to maintain $50.0 million of available liquidity, which may consist of unrestricted cash, cash equivalents, and short-term investments on hand, available borrowing capacity under the accounts receivable securitization facility, or any other revolving liquidity facility of the Company. The Company has maintained compliance with this provision, and had $160.2 million of available liquidity, as defined, as of March 31, 2013.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2013, the Company had letters of credit

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

outstanding of $26.3 million (including $19.8 million which were issued under the accounts receivable securitization facility previously described within this Note), of which $5.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $69.1 million available as of March 31, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed within this Note. As of March 31, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $41.2 million as of March 31, 2013.

NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$2,367	$2,297	$—	$—	$83	$79
Interest cost	1,923	2,173	37	52	188	187
Expected return on plan assets	(3,154)	(3,016)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(48)	(48)
Amortization of net actuarial loss and other	2,713	2,692	65	51	134	104
Net periodic benefit cost	$3,849	$4,146	$102	$103	$357	$322

In April 2013, the Company made a $3.0 million contribution to its nonunion defined benefit pension plan. Based upon currently available actuarial information, the Company’s required minimum contribution to its nonunion defined benefit pension plan for the 2013 plan year is estimated to be $9.1 million. The Company could make contributions in excess of the required minimum during 2013, depending on all relevant factors. The plan had a preliminary adjusted funding target attainment percentage (“AFTAP”) of 92% as of the January 1, 2013 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes.

The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. All eligible noncontractual employees hired subsequent to December 31, 2005 participate in a defined contribution plan to which the Company may make discretionary contributions on an annual basis.

Multiemployer Plans

Under the provisions of the Taft-Hartley Act, retirement and health care benefits for ABF’s contractual employees are provided by a number of multiemployer plans. ABF contributes to multiemployer pension and postretirement benefit plans monthly based generally on the time worked by its contractual employees, in accordance with its collective bargaining agreement with the IBT and other related supplemental agreements. ABF recognizes as expense the contractually required contribution for the period and recognizes as a liability any contributions due and unpaid. The Company intends to meet its obligations to the multiemployer plans under its collective bargaining agreement with the IBT, which is currently under extension.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

ABF contributes to 25 multiemployer pension plans, which vary in size and in funded status. In the event of the termination of certain multiemployer pension plans or if ABF were to withdraw from certain multiemployer pension plans, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. Multiemployer plans that enter reorganization status subject contributing employers to an increased contribution requirement but will generally not require a contribution increase of more than 7% over the level required in the preceding year. ABF has not received notification of any plan reorganization or plan termination, and ABF does not currently intend to withdraw from these plans. Therefore, the Company believes the occurrence of events that would require recognition of liabilities for its share of unfunded vested benefits is remote.

Approximately one half of ABF’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). As disclosed in the Annual Funding Notice for the 2012 plan year, the actuarial funded percentage of the Central States Pension Plan was 53.9% as of January 1, 2012. ABF received a Notice of Critical Status for the Central States Pension Plan which reported that on March 29, 2013, the plan’s actuary certified that the plan remained in critical status, as defined by the Pension Protection Act of 2006, for the plan year beginning January 1, 2013.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2012 Annual Report on Form 10-K.

NOTE H — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	March 31	December 31
	2013	2012
	(in thousands)

Pre-tax amounts:
Unrecognized net periodic benefit costs	$(83,873)	$(86,737)
Foreign currency translation	(692)	(662)
	$(84,565)	$(87,399)
After-tax amounts:
Unrecognized net periodic benefit costs	$(55,218)	$(56,968)
Foreign currency translation	(423)	(404)
	$(55,641)	$(57,372)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2013:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Costs	Translation
	(in thousands)

Balance at January 1, 2013	$(57,372)	$(56,968)	$(404)
Other comprehensive loss before reclassifications	(19)	—	(19)
Amounts reclassified from accumulated other comprehensive loss	1,750	1,750	—
Net current-period other comprehensive income (loss)	1,731	1,750	(19)
Balance at March 31, 2013	$(55,641)	$(55,218)	$(423)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2013:

Amortization of
Unrecognized
Net Periodic
Benefit Costs(1)
(in thousands)

Net actuarial loss(2)	$(2,912)
Prior service credit(2)	48
Total, pre-tax	(2,864)
Tax benefit	1,114
Total, net of tax	$(1,750)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note G).

Dividends on Common Stock

On April 23, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 7, 2013.

The following table is a summary of dividends declared during the applicable quarter:

	2013		2012
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)

First quarter	$0.03	$807	$0.03	$797
Second quarter (2013 amount estimated)	$0.03	$806	$0.03	$808

NOTE I — SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the Company’s restricted stock award program is presented below:

Units

Outstanding — January 1, 2013	1,281,480
Granted	—
Vested	(16,500)
Forfeited	(1,950)
Outstanding — March 31, 2013	1,263,030

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option(1)	Exercise Price	Term (Years)	(in thousands)

Outstanding — January 1, 2013	240,425	$27.40
Granted	—	—
Exercised	—	—
Forfeited	(94,000)	24.76
Outstanding — March 31, 2013	146,425	$29.10	0.8	-

(1)         Options outstanding at March 31, 2013 are vested and available to be exercised.

(2)         The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on March 31, 2013 over the exercise price of the option.

As of March 31, 2013, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

NOTE J — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31
	2013	2012
	(in thousands, except share and per share data)
Basic
Numerator:
Net loss	$(13,395)	$(18,162)
Effect of unvested restricted stock awards	(38)	(34)
Adjusted net loss	$(13,433)	$(18,196)
Denominator:
Weighted-average shares	25,638,333	25,455,607
Loss per common share	$(0.52)	$(0.71)
Diluted
Numerator:
Net loss	$(13,395)	$(18,162)
Effect of unvested restricted stock awards	(38)	(34)
Adjusted net loss	$(13,433)	$(18,196)
Denominator:
Weighted-average shares	25,638,333	25,455,607
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,638,333	25,455,607
Loss per common share	$(0.52)	$(0.71)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the three months ended March 31, 2013 and 2012, outstanding stock awards of 0.7 million and 0.8 million were not included in the diluted loss per share calculations because their inclusion would have the effect of decreasing the loss per share.

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

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. Financial information of Global Supply Chain Services and Supply Chain Services, businesses which provide ocean container transport and warehousing services, respectively, have been reclassified from the Freight Transportation segment to “Other and eliminations.” There was no impact on consolidated amounts as a result of these reclassifications.

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

•                  Premium Logistics and Expedited Freight Services includes the results of operations of Panther, which the Company acquired on June 15, 2012 (see Note C). The segment provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the Freight Transportation and Truck Brokerage and Management segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

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

•                  Household Goods Moving Services includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. Certain costs incurred by Household Goods Moving Services in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three months ended March 31:

	Three Months Ended
	March 31
	2013	2012
	(in thousands)
OPERATING REVENUES
Freight Transportation	$407,281	$396,513
Premium Logistics and Expedited Freight Services	53,252	—
Truck Brokerage and Management	14,604	8,039
Emergency and Preventative Maintenance	32,522	22,378
Household Goods Moving Services	13,576	15,052
Other and eliminations	(548)	(1,115)
Total consolidated operating revenues	$520,687	$440,867

OPERATING EXPENSES AND COSTS
Freight Transportation
Salaries, wages, and benefits	$267,178	$265,061
Fuel, supplies, and expenses	83,332	80,640
Operating taxes and licenses	10,990	10,801
Insurance	4,484	4,881
Communications and utilities	3,933	3,799
Depreciation and amortization	19,574	18,573
Rents and purchased transportation	38,469	33,216
Gain on sale of property and equipment	(212)	(282)
Other	2,082	1,682
Total Freight Transportation	429,830	418,371

Premium Logistics and Expedited Freight Services
Purchased transportation	41,036	—
Depreciation and amortization	2,550	—
Salaries, benefits, insurance, and other	10,530	—
Total Premium Logistics and Expedited Freight Services	54,116	—
Truck Brokerage and Management	13,837	7,645
Emergency and Preventative Maintenance	31,811	22,515
Household Goods Moving Services	13,807	15,844
Other and eliminations	636	(521)
Total consolidated operating expenses and costs	$544,037	$463,854

OPERATING INCOME (LOSS)
Freight Transportation	$(22,549)	$(21,858)
Premium Logistics and Expedited Freight Services	(864)	—
Truck Brokerage and Management	767	394
Emergency and Preventative Maintenance	711	(137)
Household Goods Moving Services	(231)	(792)
Other and eliminations	(1,184)	(594)
Total consolidated operating loss	$(23,350)	$(22,987)

OTHER INCOME (EXPENSE)
Interest and dividend income	$171	$253
Interest expense and other related financing costs	(1,207)	(1,142)
Other, net(1)	1,083	1,340
	$47	$451

LOSS BEFORE INCOME TAXES	$(23,303)	$(22,536)

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

On December 20, 2010, the Trial Court granted motions filed by the IBT, the Teamsters National Freight Industry Negotiating Committee, Teamsters Local Unions 373 and 878, and, separately, by YRC to dismiss the lawsuit for lack of subject matter jurisdiction. On January 18, 2011, ABF Freight System, Inc. filed an appeal in the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”). On April 12, 2011, the Court of Appeals held a hearing regarding the dismissal of the lawsuit and oral arguments were presented on behalf of ABF Freight System, Inc. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On October 12, 2011, ABF Freight System, Inc. filed an amended complaint. On November 11, 2011, the IBT, TMI, and YRC filed motions to dismiss this amended complaint and on December 9, 2011, ABF Freight System, Inc. filed a response to the defendants’ motions to dismiss. On January 16, 2012, the IBT, TMI, and YRC filed reply briefs to the response filed by ABF Freight System, Inc. On January 23, 2012, the IBT filed a request for oral arguments, which was supported by the other parties to the lawsuit. On August 1, 2012, the Trial Court entered an order dismissing the lawsuit without prejudice. ABF Freight System, Inc. appealed the dismissal to the Court of Appeals on August 30, 2012, and oral arguments were heard by the Court of Appeals on April 10, 2013. Although the timing of the appeals process is uncertain, the Company expects a decision from the Court of Appeals within 60 to 90 days.

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

At March 31, 2013 and December 31, 2012, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $1.0 million and $0.9 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Arkansas Best Corporation (the “Company”) is a freight transportation services and integrated logistics solutions provider with five reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are the following non-asset-based businesses: Premium Logistics and Expedited Freight Services, Truck Brokerage and Management, Emergency and Preventative Maintenance, and Household Goods Moving Services. The Company’s non-asset-based segments represent emerging lines of business which provide a complementary set of transportation, logistics, and related solutions to the Freight Transportation segment. (See additional segment description in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation. Financial and operating information of Global Supply Chain Services and Supply Chain Services, businesses which provide ocean container transport and warehousing services, respectively, have been reclassified from the Freight Transportation segment to “Other and eliminations.” There was no impact on consolidated amounts as a result of these reclassifications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s 2012 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. One of those risk factors disclosed in the 2012 Form 10-K is as follows:

We depend on our employees to support our operating business and future growth opportunities. If we are unable to reach agreement on a new collective bargaining agreement or our relationship with our employees deteriorates, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results, and place us at a further disadvantage relative to our competitors.

ABF represented approximately 78% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2013. As of March 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extended through March 31, 2013. Prior to expiration of the collective bargaining agreement, ABF and the IBT agreed to a 30-day extension of the contract under the same terms and conditions of the existing NMFA. A subsequent and similar extension was agreed to which is effective through May 31, 2013.

On May 3, 2013, ABF and the IBT reached a tentative five-year collective bargaining agreement which is currently subject to ratification by a majority of ABF’s IBT member employees who choose to vote. In the event ABF’s union employees do not ratify the tentative collective bargaining agreement, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years.

In the event of a temporary work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends. The Company is also evaluating adjustments to the ABF network that would reduce operating costs on an ongoing basis as further discussed in the ABF Overview section of MD&A.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2013	2012
	(in thousands)
OPERATING REVENUES
Freight Transportation	$407,281	$396,513
Premium Logistics and Expedited Freight Services	53,252	—
Truck Brokerage and Management	14,604	8,039
Emergency and Preventative Maintenance	32,522	22,378
Household Goods Moving Services	13,576	15,052
Other and eliminations	(548)	(1,115)
Total consolidated operating revenues	$520,687	$440,867

OPERATING INCOME (LOSS)
Freight Transportation	$(22,549)	$(21,858)
Premium Logistics and Expedited Freight Services	(864)	—
Truck Brokerage and Management	767	394
Emergency and Preventative Maintenance	711	(137)
Household Goods Moving Services	(231)	(792)
Other and eliminations	(1,184)	(594)
Total consolidated operating loss	$(23,350)	$(22,987)

NET LOSS	$(13,395)	$(18,162)

DILUTED LOSS PER SHARE	$(0.52)	$(0.71)

Consolidated revenues for the three months ended March 31, 2013 increased 18.1% compared to the same prior-year period, primarily reflecting the revenues of Panther Expedited Services, Inc. which was acquired by the Company on June 15, 2012 and is reported as the Premium Logistics and Expedited Freight Services segment. Higher volume-driven revenues reported by the Truck Brokerage and Management segment and the Emergency and Preventative Maintenance segment also contributed to the consolidated revenue growth. Total non-asset-based segments generated approximately 22% of first quarter 2013 total revenues before other revenues and intercompany eliminations. Freight Transportation revenues were 2.7% higher for the first quarter of 2013, despite fewer workdays in the period, compared to first quarter 2012. On a per-day basis, Freight Transportation revenues were 5.2% higher in first quarter 2013 compared to the same prior-year period. The Freight Transportation revenue improvement reflects the impact of an increase in tonnage per day, partially offset by a decrease in billed revenue per hundredweight, including fuel surcharges.

The consolidated operating loss, net loss, and per share amounts for first quarter 2013 and 2012 primarily reflect the operating results of the Freight Transportation segment which are discussed in further detail within the Freight Transportation Segment sections of Results of Operations. The consolidated net loss comparison was impacted by unusually high workers’ compensation claims costs in the Freight Transportation segment and an unusually low corporate tax benefit rate which together negatively impacted first quarter 2012 consolidated net loss by approximately $0.31 per share.

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

Consolidated EBITDA more than doubled for the three months ended March 31, 2013 versus the same prior-year period, primarily reflecting the cash flow from Panther’s operations and improved operating results of the other non-asset-based segments.

	Three Months Ended
	March 31
	2013	2012
	(in thousands)
CONSOLIDATED EBITDA
Net loss	$(13,395)	$(18,162)
Interest expense	1,207	1,142
Income tax benefit	(9,908)	(4,374)
Depreciation and amortization(1)	23,193	19,320
Amortization of share-based compensation	1,303	1,442
Amortization of net actuarial losses of benefit plans	2,912	2,847
EBITDA	$5,312	$2,215

(1)         Includes amortization of intangibles of $1.0 million for the 2013 period (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

EBITDA is a primary component of the financial covenants to the Company’s Term Loan (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as defined by GAAP. Other companies may calculate EBITDA differently; therefore, the Company’s EBITDA may not be comparable to similarly titled measures of other companies.

Freight Transportation Segment:  ABF Overview

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2012 Annual Report on Form 10-K.

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

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF network to reflect changes in customer demands and to reconcile ABF’s infrastructure with tonnage levels and the proximity of customer freight. The ABF network is dependent upon the labor cost structure which is largely determined by ABF’s contractual obligations under its collective bargaining agreement with the IBT. As a result of ABF’s current labor cost structure and recent operating results, the Company is currently evaluating adjustments to the ABF network, including the closure of certain terminals and distribution centers. The costs to relocate certain operations in connection with the potential ABF network adjustments are not expected to be material. Any network changes will be made in consideration of customer service levels and other relevant factors while focusing on returning ABF to profitability. There can be no assurances that these changes, if made, will result in a material improvement of ABF’s results of operations.

ABF’s operating performance is generally evaluated by comparison to the same prior-year periods due to seasonal fluctuations which affect tonnage and shipment levels. The key performance factors and operating results of ABF are discussed in the following paragraphs.

Tonnage

ABF’s tonnage levels for the three months ended March 31, 2013 increased 6.7% on a per-day basis compared to the same prior-year period, with average tonnage per day above the prior year in each month during first quarter 2013. Quarterly tonnage levels have fluctuated significantly in recent years. ABF experienced quarterly decreases in year-over-year tonnage per day from third quarter 2011 through third quarter 2012, which were influenced by ABF’s initiatives to improve account profitability and led to year-over-year increases in billed revenue per hundredweight for each quarter of 2012. In fourth quarter 2012, ABF experienced a slight increase in tonnage levels versus fourth quarter 2011. The first quarter 2013 year-over-year daily tonnage increase compares favorably to first quarter 2012 tonnage levels, which were 10.6% lower than the same period of the previous year. ABF’s first quarter 2013 tonnage increase was influenced by heavier shipments and business growth in the regional markets (length of haul within 1,000 miles). The impact of general economic conditions and ABF’s pricing approaches, as further discussed in the following Pricing section, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will achieve improvements in its current operating results. For the month of April 2013, average daily total tonnage for ABF was relatively consistent with April 2012 when ABF experienced a year-over-year tonnage decline of 9.1%. ABF’s revenues for the month of April 2013 were approximately 2% to 3% below April 2012 on a per-day basis, attributable to a decrease in billed revenue per hundredweight, including fuel surcharges, which was impacted by unfavorable changes in freight profile and customer mix.

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

Total billed revenue per hundredweight decreased 2.3% during the three months ended March 31, 2013 compared to the same prior-year period, following quarterly year-over-year improvements in the overall pricing environment since the first quarter of 2011. ABF took a more cautious approach to its overall account evaluation during the first quarter of 2013 focusing on retention of customer accounts during the seasonally slower months. In addition, as previously mentioned in the

Tonnage section of the ABF Overview, changes in freight profile, which include a lower rated freight classification, a shorter length of haul, and increased weight per shipment, had an unfavorable impact on the billed revenue per hundredweight measure during the first quarter of 2013. Turnover of customer accounts also negatively impacted the billed revenue per hundredweight measure as increased business from new and existing customers in the first quarter of 2013 yielded lower revenue per hundredweight than the business that declined. Furthermore, a higher proportion of truckload rated shipments in first quarter 2013 contributed to the lower total billed revenue per hundredweight measure. The impact of pricing strategies and freight profile characteristics were partially offset by the June 2012 general rate increase and improvements in contractual and deferred pricing agreements as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first three months of 2013, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in Freight Transportation operating expenses and costs as salaries, wages, and benefits, amounted to 65.6% of ABF’s revenue for the three months ended March 31, 2013, compared to 66.8% for the same period of 2012. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under the NMFA, ABF’s labor agreement primarily with the IBT. As previously discussed in the General section of MD&A, ABF and the IBT have agreed to extensions of this collective bargaining agreement, under the same terms and conditions of the existing NMFA, effective through May 31, 2013, and have reached a tentative five-year collective bargaining agreement which is currently subject to ratification.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF. Under its current extended collective bargaining agreement, ABF is the only remaining union LTL carrier still paying full NMFA wage and benefit rates which were once applicable to more than 500,000 IBT member employees. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan to which the Company contributes indicates that more than 40% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share. These competitive actions in recent years have limited ABF’s ability to maintain or increase base freight rates to sufficient levels. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results through the grievance process and legal proceedings as disclosed in Note L to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Freight Transportation Segment: ABF Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF:

	Three Months Ended
	March 31
	2013	2012

ABF OPERATING EXPENSES AND COSTS

Salaries, wages, and benefits	65.6%	66.8%
Fuel, supplies, and expenses	20.5	20.3
Operating taxes and licenses	2.7	2.7
Insurance	1.1	1.2
Communications and utilities	1.0	1.0
Depreciation and amortization	4.8	4.7
Rents and purchased transportation	9.4	8.4
Gain on sale of property and equipment	(0.1)	(0.1)
Other	0.5	0.5
	105.5%	105.5%

ABF Operating Loss	(5.5)%	(5.5)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended March 31
	2013(1)	2012(1)	% Change

Workdays	62.5	64.0
Billed revenue(2) per hundredweight, including fuel surcharges	$26.88	$27.52	(2.3)%
Pounds	1,517,777,991	1,456,929,920	4.2%
Pounds per day	24,284,448	22,764,530	6.7%
Shipments per DSY(3) hour	0.469	0.481	(2.5)%
Pounds per DSY(3) hour	649.27	640.41	1.4%
Pounds per shipment	1,385	1,331	4.1%
Pounds per mile	20.12	19.70	2.1%

(1)         Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation. The operating information of Global Supply Chain Services and Supply Chain Services has been excluded from key operating statistics for the Freight Transportation Segment.

(2)         Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements does not include the portion of revenue deferred for financial statement purposes.

(3)         Dock, street, and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenue for the three months ended March 31, 2013 was $407.3 million compared to $396.5 million for the same period in 2012. ABF’s revenue comparison was impacted by fewer workdays in 2013, and on a per day basis, was 5.2% higher in first quarter 2013 compared to first quarter 2012. The revenue increase reflects the impact of an increase in tonnage per day of 6.7%, partially offset by a 2.3% decrease in billed revenue per hundredweight, including fuel surcharges, for the three months ended March 31, 2013.

ABF’s tonnage increase for the three months ended March 31, 2013 compared to the same period of 2012 was attributable to business from new and existing customers, with growth in the regional markets (length of haul within 1,000 miles). The first quarter 2013 tonnage increase compares to a decline in tonnage per day of 10.6% experienced in first quarter 2012 versus the same prior-year period. The tonnage change during the three-month period ended March 31, 2013 also reflects a 4.1% increase in weight per shipment on a slightly higher number of shipments compared to the same period of 2012.

Effective June 25, 2012, ABF implemented a nominal general rate increase on its LTL base rate tariffs of 6.9%, although the amounts vary by lane and shipment characteristics. For the three-month period ended March 31, 2013, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 3% compared to the same prior-year period.

The decrease in total billed revenue per hundredweight for the three months ended March 31, 2013, compared to the same period of 2012 reflects a more cautious approach to account pricing in the first quarter of 2013 focusing on retention of customer accounts during the seasonally slower months as well as changes in freight profile, including rated class, pounds per shipment, freight density, length of haul, and customer and geographic mix. The unfavorable impact of account pricing and freight profile changes were partially offset by the June 2012 general rate increase and improvements in contractual and deferred pricing agreements. Turnover of customer accounts also impacted the billed revenue per hundredweight measure as business from new and existing customers, which led to increased year-over-year tonnage levels for the first quarter of

2013, yielded lower revenue per hundredweight than the business that declined. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF’s traditional LTL business experienced a low-single digit percentage decrease for the three months ended March 31, 2013, compared to the same period of 2012. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Operating Loss

ABF generated an operating loss of $22.5 million and $21.9 million during the three months ended March 31, 2013 and 2012, respectively. ABF’s first quarter operating ratio was consistent at 105.5% for both years. The first quarter 2013 results were also negatively impacted by 1.5 fewer workdays compared to first quarter 2012, which was estimated to have contributed approximately 80 basis points to the operating ratio in the current year quarter. The impact of recessionary economic conditions during recent periods on tonnage and industry pricing levels continues to have a significant influence on ABF’s operating results. Although ABF’s revenue increased as a result of improved tonnage levels for the three months ended March 31, 2013, ABF’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages, and benefits, amounted to 65.6% and 66.8% of ABF’s revenue for three-month periods ended March 31, 2013 and 2012, respectively. The 1.2% decrease in labor costs as a percentage of revenue primarily reflects that portions of salaries, wages, and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in labor costs as a percentage of revenue also reflects the comparison to unusually high workers’ compensation claims costs in first quarter 2012, as previously discussed in the Consolidated Results section of Results of Operations, which resulted from increased severity on existing claims and the impact of unfavorable experience on the ultimate expected development of claims in the prior-year period. For the first quarter of 2013, workers’ compensation costs were in line with ABF’s 10-year historical average.

Salaries, wages, and benefits costs increased $2.1 million for the three months ended March 31, 2013, compared to the same prior-year period. The expense increase in first quarter 2013 reflects higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA combined with increased tonnage levels, partially offset by lower workers’ compensation costs as previously mentioned. The annual contractual wage increases effective primarily on April 1, 2012 averaged 1.9%. The health, welfare, and pension benefit contribution rates for contractual employees increased an average of 3.6%, effective primarily on August 1, 2012.

ABF uses shipments per dock, street, and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used. Although ABF manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. The improvement in tonnage levels for the three months ended March 31, 2013 influenced the favorable impact on salaries, wages, and benefits expense of managing labor costs to business levels, as demonstrated by the productivity measures in the previous table, including a 1.4% increase in pounds per DSY hour and a 2.1% increase in pounds per mile compared to the same prior-year period. These productivity measures were also favorably influenced by higher utilization of rail service and the effect of increases in pounds per shipment. The productivity measures did not improve to the extent of tonnage growth, and shipments per DSY hour were 2.5% lower than first quarter 2012, reflecting unfavorable changes in customer account profile and mix in the first quarter of 2013.

Rents and purchased transportation as a percentage of revenue increased by 1.0% for the three months ended March 31, 2013, compared to the same period of 2012. The increase was primarily attributable to higher rail utilization, including higher associated fuel surcharges. Rail miles increased to 14.2% of total linehaul miles for the three months ended March 31, 2013 compared to 12.8% for the same period in 2012.

Non-Asset-Based Reportable Operating Segments

The operations of the Company’s non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2012 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics services combined with economic factors which influence the number of shipments or events used to measure changes in business levels.

For the three months ended March 31, 2013, the combined revenues of the Company’s non-asset-based operating segments totaled $114.0 million versus $45.5 million in the same period of 2012, accounting for approximately 22% and 10% of total revenues before other revenues and intercompany eliminations for the first quarter of 2013 and 2012, respectively. The revenue increase is primarily related to the operations of Panther as reported in the Premium Logistics and Expedited Freight Services segment, which was acquired on June 15, 2012.

The acquisition of Panther (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) was a key component of the Company’s strategy to offer customers more end-to-end logistics solutions and expertise in response to their complex supply chain and unique shipping needs. By building the non-asset-based operating segments as a strong foundation of complementary business solutions to the Freight Transportation segment, the Company is better positioned to serve the changing marketplace in ABF’s traditional markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non-asset-based operating segments in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Premium Logistics and Expedited Freight Services

The Premium Logistics and Expedited Freight Services segment generated revenues of $53.3 million and an operating loss of $0.9 million for the three months ended March 31, 2013. Panther’s first quarter 2013 revenues were impacted by a challenging macroeconomic environment combined with customers managing their inventories and supply chains at more consistent levels, resulting in reduced demand for expedited services. The first quarter operating results were also affected by investments made in sales and service locations for future growth as well as continued investment in the global freight forwarding business. However, management expects these investments to result in positive returns in future periods.

Truck Brokerage and Management

Truck Brokerage and Management reported revenues of $14.6 million and $8.0 million for the three months ended March 31, 2013 and 2012, respectively. The 81.7% increase in revenues was related primarily to an 89.2% increase in shipments managed during the three months ended March 31, 2013, compared to the same period in 2012, reflecting an expanded customer base. Truck Brokerage and Management’s operating income increased to $0.8 million for the three months ended March 31, 2013 from $0.4 million in the same prior-year period, due primarily to the revenue growth.

Emergency and Preventative Maintenance

Emergency and Preventative Maintenance revenues which totaled $32.5 million and $22.4 million for the three months ended March 31, 2013 and 2012, respectively, increased 45.3% from the prior-year period. The revenue growth was driven by an increase in customer emergency and maintenance service events of 31.7% during the three months ended March 31, 2013, due primarily to the addition of new customers, expanded service to existing customers, and the impact of colder winter weather than was experienced during first quarter 2012. Emergency and Preventative Maintenance reported operating income of $0.7 million for the three months ended March 31, 2013, versus operating loss of $0.1 million for the same period in 2012.  The operating profit improvement reflects the revenue growth and improved labor efficiencies in the emergency maintenance operations.

Household Goods Moving Services

Revenues of Household Goods Moving Services totaled $13.6 million and $15.1 million for the three months ended March 31, 2013 and 2012, respectively. The 9.8% year-over-year revenue decrease was primarily due to a decline in the number of the more revenue intensive military-related moves despite an increase in moves managed for the consumer market during first quarter 2013. Household Goods Moving Services reported an operating loss of $0.2 million for the three months ended March 31, 2013 compared to an operating loss of $0.8 million for the same period in 2012. The improvement in operating results is primarily attributable to cost reductions and efficiencies gained from investments made in 2012.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, each of the non-asset-based segments generated positive EBITDA in the first quarter of 2013 and, on a combined basis, the non-asset-based segments generated $3.4 million of EBITDA for the first quarter of 2013 compared to slightly negative EBITDA in the first quarter of 2012. The increase is primarily driven by the acquired operations of Panther and the volume-driven revenue increases of the Truck Brokerage and Management and the Emergency and Preventative Maintenance segments.

	Three Months Ended March 31
	2013				2012
	Operating	Depreciation			Operating	Depreciation
	Income	and			Income	and
	(Loss)(1)	Amortization		EBITDA	(Loss) (1)	Amortization	EBITDA
	(in thousands)

Premium Logistics and Expedited Freight Services	$(864)	$2,550	(2)	$1,686	$—	$—	$—
Truck Brokerage and Management	767	92		859	394	65	459
Emergency and Preventative Maintenance	711	132		843	(137)	118	(19)
Household Goods Moving Services	(231)	241		10	(792)	179	(613)
Total non-asset-based segments	$383	$3,015		$3,398	$(535)	$362	$(173)

(1)   The calculation of EBITDA as presented in this table begins with Operating Income (Loss) as Other Income (Expense) and Income Taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)   Includes amortization of acquired intangibles of $1.0 million and amortization of acquired software of $1.1 million (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Premium Logistics and Expedited Freight Services segment due to the significant amount of intangible and software amortization encumbering the segment’s operating results. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as defined by GAAP.

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

In addition, partly as a result of inflationary pressures, ABF’s revenue equipment (tractors and trailers) will likely be replaced at higher costs, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF has also experienced increased costs of operating its revenue equipment, including costs of maintenance and tires. ABF considers these costs in setting its pricing policies, although ABF’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent recessionary and uncertain economic conditions and the lengthy process required to restore profitable pricing levels has limited ABF’s ability to offset inflationary and contractual cost increases.

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

Current Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on the Company’s business, primarily in the Freight Transportation and the Premium Logistics and Expedited Freight Services segments, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate.  Panther, which constitutes the Premium Logistics and Expedited Freight Services segment, is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If the Company’s assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may be triggered and may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on the Company’s financial condition and operating results.

Legal and Environmental Matters

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows, or results of operations. ABF Freight System, Inc. is currently involved in legal proceedings, for which the outcome and the related financial impact cannot be determined at this time, related to its collective bargaining agreement, the NMFA (see Note L to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, employee records, and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite center; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We have a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for basic operations within 48 hours of a catastrophe that renders our corporate headquarters unusable.

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay the Company’s operations, damage its reputation, and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business could be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on the Company’s operations, although there can be no assurances that a cyber incident that could have a material impact to the Company could not occur.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under its credit agreement and accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2013	2012
	(in thousands)

Cash and cash equivalents(1)	$75,071	$90,702
Short-term investments, primarily FDIC-insured certificates of deposit	29,891	29,054
Total unrestricted	104,962	119,756
Restricted(2)	5,904	9,658
Total(3)	$110,866	$129,414

(1)         Cash equivalents consist of money market funds and variable rate demand notes.

(2)         Restricted cash, cash equivalents, and short-term investments represent certificates of deposit and cash deposits pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At March 31, 2013 and December 31, 2012, cash, cash equivalents, and certificates of deposit of $49.8 million and $53.8 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments decreased $14.8 million from December 31, 2012 to March 31, 2013. The decrease in unrestricted funds, as discussed below, was partially offset by a $3.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with an uncollateralized letter of credit under the accounts receivable securitization agreement (see the following Financing Arrangements section of Liquidity and Capital Resources).

During the three months ended March 31, 2013, cash used in operations of $0.2 million and cash, cash equivalents, and short-term investments on hand were used to repay $11.0 million of long-term debt related to the Term Loan (further described in the following Financing Arrangements section), capital leases, and notes payable; fund $2.6 million of capital expenditures net of proceeds from asset sales; pay $1.9 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); and pay dividends of $0.8 million on Common Stock. Cash provided by operating activities during the three months ended March 31, 2013 was $5.1 million below the same prior-year period primarily due to changes in working capital, primarily growth in accounts receivable associated with the higher business volumes in first quarter 2013.

Unrestricted cash, cash equivalents, and short-term investments increased $8.4 million from December 31, 2011 to March 31, 2012. The first quarter 2012 change in unrestricted cash includes a transfer of $23.1 million from restricted cash equivalents and short-term investments as a result of the reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond program. During the three months ended March 31, 2012, cash provided by operations of $4.9 million, cash, cash equivalents, and short-term investments on hand, including amounts released from restriction under the letter of credit agreements and surety bond program, were used to fund $1.1 million of capital expenditures net of proceeds from asset sales; pay $10.1 million of bank overdrafts; repay $6.1 million of long-term debt related to capital leases and notes payable; and pay dividends of $0.8 million on Common Stock. Cash provided by operating activities during the three months ended March 31, 2012 was $11.2 million above the same prior-year period due to changes in working capital, primarily accounts receivable.

Financing Arrangements

Term Loan

The Company has a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter.

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of March 31, 2013, the Company was in compliance with the covenants.

As discussed in the ABF Overview of the Freight Transportation Segment section of Results of Operations within MD&A, ABF’s operating results reflect business levels which have been impacted by weak general economic conditions in recent periods and a cost structure which is substantially higher than that of its competitors, primarily in the area of labor costs. Labor costs are impacted by ABF’s contractual obligations under its current collective bargaining agreement primarily with the IBT, which has been extended through May 31, 2013.

The Company has reported consolidated net losses in three of the past four years, with recent quarterly results contributing to a decline in the fixed charge coverage ratio, as defined by the Credit Agreement. For the reporting period ended March 31, 2013, the Company’s fixed charge coverage ratio was 1.5 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0. The Company may not satisfy the quarterly financial covenants required by the Credit Agreement in the future if consolidated operating results deteriorate from 2012 levels. If the fixed charge coverage ratio approaches the minimum required under the Credit Agreement, the Company could improve the ratio by prepaying certain amounts outstanding under notes payable and capital lease arrangements with available cash and cash equivalents. Further, the Company could pursue an amendment to or waiver of the covenants under the Credit Agreement. If the Company fails to obtain the appropriate amendment or waiver, the Term Loan could be immediately declared due and payable. If the Company fails to pay the amount due, the Company’s borrowing capacity could be limited or the Credit Agreement could be terminated. Due to the Company’s recent operating results, the terms of any new financing arrangements, if available, may be less favorable and result in higher costs than the Company’s current arrangements. A default under the Credit Agreement could have a material adverse effect on the Company’s liquidity and financial condition.

Notes Payable and Capital Leases

ABF has financed the purchase of certain revenue equipment through promissory note arrangements. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. The future payments due under the note payable arrangements are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long-term debt.

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

The Company did not enter into note payable agreements or capital leases to finance equipment during the three months ended March 31, 2013. The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2013 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of March 31, 2013, standby letters of credit of $19.8 million have been issued under the facility, which reduced the available borrowing capacity to $55.2 million.

As previously discussed in the General section of MD&A, ABF and the IBT reached a tentative five-year collective bargaining agreement which is currently subject to ratification by a majority of ABF’s IBT member employees who choose to vote. Until a collective bargaining agreement for the contract period subsequent to March 31, 2013 is in place, the accounts receivable securitization program requires the Company to maintain $50.0 million of available liquidity, which may consist of unrestricted cash, cash equivalents, and short-term investments on hand, available borrowing capacity under the accounts receivable securitization facility, or any other revolving liquidity facility of the Company. The Company has maintained compliance with this provision, and had $160.2 million of available liquidity, as defined, as of March 31, 2013.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous Accounts Receivable Securitization Program section. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2013, the Company had $26.3 million of letters of credit outstanding (including $19.8 million which were issued under the accounts receivable securitization facility previously described within this Financing Arrangements section), of which $5.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $69.1 million available as of March 31, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed. As of March 31, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $13.8 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $41.2 million as of March 31, 2013.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of March 31, 2013. The Company’s 2012 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	(in thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years

Balance sheet obligations:
Term Loan, including interest(1)	$98,157	$13,434	$33,980	$50,743	$––
Notes payable, including interest(2)	35,237	16,728	18,509	––	––
Capital lease obligations, including interest(2)	19,457	12,609	5,992	435	421
Postretirement health expenditures(3)	8,556	618	1,321	1,570	5,047
Deferred salary distributions(4)	8,374	1,064	1,875	1,246	4,189
Supplemental pension distributions(5)	8,277	––	1,235	––	7,042
Voluntary savings plan distributions(6)	2,520	430	177	159	1,754
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	60,149	14,662	20,818	11,356	13,313
Purchase obligations(8)	9,475	8,384	870	221	––
Total contractual obligations	$250,202	$67,929	$84,777	$65,730	$31,766

(1)         Represents payments under the Term Loan discussed in Financing Arrangements within this section of MD&A.   The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future interest payments included in the scheduled maturities due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of March 31, 2013 totaled $92.5 million.

(2)         Notes payable and capital lease obligations relate primarily to revenue equipment, as discussed in the Financing Arrangements section of Liquidity and Capital  Resources. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(3)         Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $18.4 million as of March 31, 2013.

(4)         Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $5.7 million as of March 31, 2013.

(5)         Represents projected distributions under the unfunded supplemental benefit pension plan (“SBP”) (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.3 million as of March 31, 2013.

(6)         Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, or disability of current employees.

(7) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2013, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $56.9 million for facilities and $3.2 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to equipment and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2013.

In April 2013, the Company made a $3.0 million contribution to its nonunion defined benefit pension plan. Based upon currently available actuarial information, the Company’s required minimum cash contribution to its nonunion defined benefit pension plan for the 2013 plan year is estimated to be $9.1 million. The Company could make contributions in excess of the required minimum during 2013, depending on all relevant factors (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ABF contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The Company’s 2013 capital expenditure plan is highly dependent upon the terms of the collective bargaining agreement with the IBT to be ratified for the contract period subsequent to March 31, 2013; therefore, net capital expenditures and depreciation and amortization expense expected for 2013 cannot be accurately estimated at this time. The Company will adjust 2013 capital expenditures as business levels dictate. The amount of net capital expenditures could also be impacted by the extent of capital lease and promissory note financing available and utilized.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $110.9 million at March 31, 2013. General economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF receives for its services, could affect the Company’s ability to maintain cash, cash equivalents, and short-term investments on hand and generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement and accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its Common Stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On April 23, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 7, 2013.

As of March 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement with the IBT, which extended through March 31, 2013. As previously discussed, ABF and the IBT have agreed to extensions of this collective bargaining agreement, under the same terms and conditions of the existing NMFA, effective through May 31, 2013. On May 3, 2013, ABF and the IBT reached a tentative five-year collective bargaining agreement which is currently subject to ratification by a majority of ABF’s IBT member employees who choose to vote. In the event ABF’s union employees do not ratify the tentative collective bargaining agreement, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a temporary  work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends. The Company is also evaluating adjustments to the ABF network which could reduce operating costs on an ongoing basis as further discussed in the ABF Overview section of MD&A.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of March 31, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations and future minimum rental commitments, net of noncancelable subleases, of $60.1 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Income Taxes

The Company’s effective tax benefit rate was 42.5% and 19.4% for the three months ended March 31, 2013 and 2012, respectively. The effective rate was impacted during the first quarter of 2013 by the retroactive reinstatement of the alternative fuel tax credit which resulted in recognition of a $1.2 million benefit during the period for the 2012 credit and the first quarter 2013 credit. During the first quarter of 2012, the effective rate was significantly affected by a net increase of approximately $4.7 million in the valuation allowance for deferred tax assets.

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2013 tax rate to vary significantly from the statutory rate.

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

At March 31, 2013, the Company had gross deferred tax assets after valuation allowances of $140.6 million and gross deferred tax liabilities of $139.8 million, for net deferred tax assets of $0.8 million. The Company evaluated the need for a valuation allowance for deferred tax assets by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of March 31, 2013, deferred tax assets exceeded deferred tax liabilities which will reverse in future years. Management also considered that Panther’s taxable income, after adjusting historical income for interest expense under the Company’s ownership structure, would have, if combined with the Company’s taxable loss, exceeded the Company’s taxable loss reported during the twenty-four-month period ending June 30, 2012. Furthermore, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects.  Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

At March 31, 2013 and December 31, 2012, valuation allowances for deferred tax assets totaled $2.8 million and $2.5 million, respectively. The $0.3 million net increase from December 31, 2012 to March 31, 2013 primarily reflects the increase in the allowance relating to state net operating loss carryovers of ABF. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2013 and for 2012, the financial reporting loss exceeded the taxable loss.

The Company made $0.5 million of foreign and state tax payments during the three months ended March 31, 2013 and received no refunds of federal or state income taxes. In April 2013, the Company received a federal income tax refund of $2.0 million.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future. Because of statutory limitations on tax loss carrybacks, cash refunds for income taxes in 2013 may be less than tax benefits that may be recorded related to any operating losses.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2012 Annual Report on Form 10-K.

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2013. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements.

Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

Forward-Looking Statements

Statements contained in the MD&A section of this report that are not based on historical facts are “forward-looking statements.” Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “predict,” “project,” “prospects,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. Such statements are by their nature subject to uncertainties and risk, including, but not limited to, a workforce stoppage by employees covered under ABF’s collective bargaining agreement or unfavorable terms of future collective bargaining agreements; relationships with employees, including unions; general economic conditions and related shifts in market demand that impact the performance and needs of industries served by the Company’s subsidiaries and/or limit access of the Company’s customers to adequate financial resources; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; competitive initiatives, pricing pressures, and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges; availability of fuel; default on covenants of financing arrangements and the availability and terms of future financing arrangements; availability and cost of reliable third-party services; disruptions or failures of services essential to the use of information technology platforms in our business; availability, timing, and amount of capital expenditures; future costs of operating expenses such as fuel and related taxes; self-insurance claims and insurance premium costs; governmental regulations and policies; future climate change legislation; potential impairment of goodwill and intangible assets; the impact of the Company’s brand and corporate reputation; the cost, timing, and performance of growth initiatives; the cost, integration, and performance of any future acquisitions; costs of continuing investments in technology, a failure of our information systems, and the impact of cyber incidents; weather conditions; and other financial, operational, and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

FINANCIAL INFORMATION

ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2012, there have been no significant changes in the Company’s market risks as reported in the Company’s 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2012 Annual Report on Form 10-K. See the General section of Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this Quarterly Report on Form 10-Q for an update to one of the Company’s risk factors. No other material changes to the Company’s risk factors have occurred since the Company filed its 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)              Recent sales of unregistered securities.

None.

(b)              Use of proceeds from registered securities.

None.

(c)               Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2013, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the three months ended March 31, 2013.

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: May 8, 2013	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: May 8, 2013	/s/ Michael E. Newcity
Michael E. Newcity
Vice President — Chief Financial Officer
and Principal Financial Officer