Form 10-Q
period 2013-06-30
ARKANSAS BEST CORP /DE/
filed 2013-08-09
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $0.01 par value	25,730,114 shares

ARKANSAS BEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2013	2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,553	$90,702
Short-term investments	29,879	29,054
Restricted cash, cash equivalents, and short-term investments	1,901	9,658
Accounts receivable, less allowances (2013 – $5,439; 2012 – $5,249)	206,168	180,631
Other accounts receivable, less allowances (2013 – $1,427; 2012 – $1,334)	6,615	6,539
Prepaid expenses	16,346	17,355
Deferred income taxes	42,293	39,245
Prepaid and refundable income taxes	6,232	5,681
Other	7,306	7,185
TOTAL CURRENT ASSETS	405,293	386,050

PROPERTY, PLANT AND EQUIPMENT
Land and structures	245,148	243,699
Revenue equipment	590,445	589,729
Service, office, and other equipment	120,848	119,456
Software	107,195	103,164
Leasehold improvements	23,442	23,272
	1,087,078	1,079,320
Less allowances for depreciation and amortization	673,074	635,292
	414,004	444,028
GOODWILL	76,448	73,189

INTANGIBLE ASSETS, net	77,474	79,561

OTHER ASSETS	51,381	51,634
	$1,024,600	$1,034,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$15,672	$13,645
Accounts payable	94,770	84,292
Income taxes payable	162	59
Accrued expenses	170,414	158,668
Current portion of long-term debt	37,030	43,044
TOTAL CURRENT LIABILITIES	318,048	299,708

LONG-TERM DEBT, less current portion	96,946	112,941

PENSION AND POSTRETIREMENT LIABILITIES	51,941	104,673

OTHER LIABILITIES	12,558	12,832

DEFERRED INCOME TAXES	63,954	45,309

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2013: 27,390,446 shares; 2012: 27,296,285 shares	274	273
Additional paid-in capital	290,355	289,711
Retained earnings	274,027	284,157
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(25,733)	(57,372)
TOTAL STOCKHOLDERS’ EQUITY	481,153	458,999
	$1,024,600	$1,034,462

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except share and per share data)

OPERATING REVENUES	$576,899	$510,543	$1,097,586	$951,410

OPERATING EXPENSES AND COSTS	568,482	503,342	1,112,520	967,196

OPERATING INCOME (LOSS)	8,417	7,201	(14,934)	(15,786)

OTHER INCOME (EXPENSE)
Interest and dividend income	161	215	332	469
Interest expense and other related financing costs	(1,079)	(1,112)	(2,286)	(2,255)
Other, net	366	(220)	1,450	1,120
	(552)	(1,117)	(504)	(666)

INCOME (LOSS) BEFORE INCOME TAXES	7,865	6,084	(15,438)	(16,452)

INCOME TAX PROVISION (BENEFIT)	2,987	(5,757)	(6,921)	(10,131)

NET INCOME (LOSS)	$4,878	$11,841	$(8,517)	$(6,321)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.18	$0.44	$(0.33)	$(0.25)
Diluted	$0.18	$0.44	$(0.33)	$(0.25)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,694,327	25,544,455	25,666,484	25,496,871
Diluted	25,694,327	25,544,455	25,666,484	25,496,871

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except share and per share data)

NET INCOME (LOSS)	$4,878	$11,841	$(8,517)	$(6,321)

OTHER COMPREHENSIVE INCOME, net of tax
Unrecognized net actuarial gain and curtailment, net of tax of: (2013 – Three-month period $18,001, Six-month period $18,001)	28,274	—	28,274	—
Amortization of unrecognized net periodic benefit costs, net of tax of: (2013 – Three-month period $1,115, Six-month period $2,229; 2012 – Three- month period $1,089, Six-month period $2,178)
Net actuarial loss	1,779	1,739	3,558	3,478
Prior service credit	(29)	(29)	(58)	(58)
Change in foreign currency translation, net of tax of: (2013 – Three-month period $76, Six- month period $87; 2012 – Three-month period $17, Six-month period $9)	(116)	(27)	(135)	(14)

OTHER COMPREHENSIVE INCOME, net of tax	29,908	1,683	31,639	3,406

TOTAL COMPREHENSIVE INCOME (LOSS)	$34,786	$13,524	$23,122	$(2,915)

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)

Balances at December 31, 2012	27,296	$273	$289,711	$284,157	1,678	$(57,770)	$(57,372)	$458,999
Net loss				(8,517)				(8,517)
Other comprehensive income, net of tax							31,639	31,639
Issuance of common stock under share-based compensation plans	94	1	(1)					—
Tax effect of share-based compensation plans and other			(1,840)					(1,840)
Share-based compensation expense			2,485					2,485
Dividends declared on common stock				(1,613)				(1,613)
Balances at June 30, 2013	27,390	$274	$290,355	$274,027	1,678	$(57,770)	$(25,733)	$481,153

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2013	2012
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(8,517)	$(6,321)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,914	39,970
Amortization of intangibles	2,087	200
Share-based compensation expense	2,485	3,342
Provision for losses on accounts receivable	1,312	729
Deferred income tax benefit	(5,761)	(8,520)
Gain on sale of property and equipment	(391)	(516)
Changes in operating assets and liabilities:
Receivables	(26,617)	(20,885)
Prepaid expenses	1,402	1,363
Other assets	(297)	(452)
Income taxes	163	522
Accounts payable, accrued expenses, and other liabilities	18,152	4,740
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,932	14,172

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(8,638)	(18,401)
Proceeds from sale of property and equipment	1,430	2,692
Purchases of short-term investments	(6,692)	(22,143)
Proceeds from sale of short-term investments	5,914	9,555
Business acquisitions, net of cash acquired	(4,146)	(180,793)
Capitalization of internally developed software and other	(4,050)	(3,435)
NET CASH USED IN INVESTING ACTIVITIES	(16,182)	(212,525)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	100,000
Payments on long-term debt	(22,009)	(12,303)
Net change in bank overdraft and other	2,026	(5,510)
Net change in restricted cash, cash equivalents, and short-term investments	7,758	31,668
Deferred financing costs	(61)	(1,574)
Payment of common stock dividends	(1,613)	(1,605)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,899)	110,676

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,149)	(87,677)
Cash and cash equivalents at beginning of period	90,702	141,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,553	$53,618

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$268	$7,416
Equipment financed	$—	$21,370

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

ABF represented approximately 78% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2013. As of June 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the International Brotherhood of Teamsters (the “IBT”). Prior to the March 31, 2013 expiration of the NMFA, ABF and the IBT agreed to an extension of the collective bargaining agreement under the same terms and conditions of the existing contract. Subsequent and similar extensions were agreed to, the most recent of which is effective through August 31, 2013.

On June 27, 2013, a new five-year collective bargaining agreement, the ABF National Master Freight Agreement (the “2013 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2013 ABF NMFA were also approved. ABF is currently seeking approval of the remaining supplemental agreements. Upon ratification of the remaining supplemental agreements, the 2013 ABF NMFA will be implemented and remain in effect through March 31, 2018. The primary changes to the labor agreement under the 2013 ABF NMFA include an immediate 7% wage rate reduction from the implementation date through March 31, 2014 followed by wage rate increases of 2% in the next three years and a 2.5% increase in the fifth year of the contract; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The 2013 ABF NMFA and the related supplemental agreements provide for continued contributions to health, welfare, and pension plans for which the rates would be applied retroactively back to August 1, 2013 and are estimated to increase an average of approximately 3.5% to 4.5% annually over the life of the agreement. Not all of the contract changes would be implemented immediately upon ratification of the remaining supplements and, therefore, expected net cost reductions would be realized over time. In the event the remaining supplemental agreements are not ratified, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a temporary work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment (see Note K). See Note C for further discussion of the Panther acquisition.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10-K and other current filings with the Commission. The consolidated balance sheet as of June 30, 2013 was affected by curtailment of the Company’s nonunion defined benefit pension plan (see Note G). In the opinion of management, all other adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	June 30	December 31
	2013	2012
	(in thousands)

Cash and cash equivalents
Cash deposits(1)	$35,848	$48,293
Variable rate demand notes(1)(2)	29,904	29,807
Money market funds(3)	22,801	12,602
	$88,553	$90,702

Short-term investments
Certificates of deposit(1)	$29,879	$29,054

Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$1,901	$5,901
Certificates of deposit(1)	—	3,757
	$1,901	$9,658

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

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents, and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note F), may exceed federally insured limits. At June 30, 2013 and December 31, 2012, cash, cash equivalents, and certificates of deposit of $65.8 million and $53.8 million, respectively, were not FDIC insured.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The fair value of the Company’s Term Loan and note payable debt obligations (see Note F) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	June 30		December 31
	2013		2012
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term loan(1)	$90,000	$90,000	$95,000	$95,000
Notes payable(2)	30,142	30,195	37,756	37,904
	$120,142	$120,195	$132,756	$132,904

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	June 30	December 31
	2013	2012
	(in thousands)

Money market funds(1)	$22,801	$12,602
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,602	3,035
	$25,403	$15,637

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

NOTE C — ACQUISITION

On June 15, 2012, the Company acquired 100% of the common stock of Panther for $180.0 million in cash, net of cash acquired. The acquisition was funded with cash on hand and a $100.0 million secured Term Loan (see Note F). The results of Panther’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. The Company recognized $2.1 million (pre-tax) of acquisition related costs in second quarter 2012. The acquisition of Panther enhances the Company’s end-to-end logistics solutions and expands the Company’s customer base and business diversification. Panther is reported as the Premium Logistics and Expedited Freight Services operating segment (see Note K).

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table summarizes the fair values of the acquired assets and liabilities at the acquisition date. Measurement period adjustments recorded to Panther’s goodwill during 2013 are presented in Note D.

Purchase
Allocation
(in thousands)

Accounts receivable	$31,824
Prepaid expenses	5,205
Deferred income taxes	2,085
Property and equipment (excluding acquired software)	5,678
Software	31,600
Intangible assets	79,000
Other assets	3,866
Total identifiable assets acquired	159,258

Accounts payable	13,344
Accrued expenses and other current liabilities	7,436
Other liabilities	228
Deferred income taxes	29,307
Total liabilities	50,315

Net identifiable assets acquired	108,943
Goodwill	71,096
Cash paid, net of cash acquired	$180,039

The amount reflected as “Business acquisition, net of cash acquired” in the accompanying consolidated statement of cash flows for the six months ended June 30, 2012 was based on a preliminary net working capital adjustment to the purchase price, which differs from the final amount reflected in the table above. The fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.3 million as of June 15, 2012 with $0.5 million expected by the Company to be uncollectible. The value assigned to acquired software reflected estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is being amortized on a straight-line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets. See Note D for further discussion of acquired goodwill and intangibles.

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations for the three and six months ended June 30, 2012 as if the Panther acquisition had occurred on January 1, 2011:

	Three Months Ended	Six Months Ended
	June 30	June 30
	2012	2012
	(in thousands, except per share data)

Revenue	$563,889	$1,056,486
Income (loss) before income taxes	$9,410	$(13,190)
Net income (loss) attributable to Arkansas Best Corporation	$5,793	$(7,769)
Diluted EPS	$0.22	$(0.31)

The pro forma results of operations are based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; eliminating sales transactions between the Company and Panther; adjusting amortization expense for the acquired fair value and the amortization periods of software and intangible assets; adjusting interest expense and interest income for the financing of the acquisition; eliminating transaction expenses related to the acquisition; and the related tax effects of these adjustments. The pro forma information has also been adjusted for the

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition. As a result, the pro forma information excludes the reversal of deferred tax valuation allowances of $8.0 million ($0.31 per share) for the three months ended June 30, 2012 and $3.3 million ($0.13 per share) for the six months ended June 30, 2012 (see Note E). The pro forma information is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain cost savings may result from the Panther acquisition, although there can be no assurance these will be achieved. The pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

On May 31, 2013, Albert Companies, Inc., a subsidiary of the Company whose operations are included in the Household Goods Moving Services segment (see Note K), acquired a privately-owned logistics company for net cash consideration of $4.1 million. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. As the acquired business is not material to the Company’s consolidated operating results and financial position, pro forma financial information has not been presented.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

		Premium Logistics
	Household Goods	and Expedited
	Moving Services	Freight Services	Total
	(in thousands)

Balance December 31, 2012	$3,660	$69,529	$73,189
Purchase accounting adjustments	—	1,567	1,567
Goodwill acquired	1,692	—	1,692
Balance June 30, 2013	$5,352	$71,096	$76,448

Goodwill of the Premium Logistics and Expedited Freight Services segment associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce, and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. A substantial portion of the Panther goodwill is not deductible for income tax purposes. The goodwill balance of $1.7 million related to the May 31, 2013 acquisition of a privately-owned logistics company included in the Household Goods Moving Services segment (see Note C) is expected to be fully deductible for tax purposes.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Intangible assets consisted of the following as of June 30, 2013:

	Weighted Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)		(in thousands)
Finite-lived intangible assets
Customer relationships	14	$43,500	$3,237	$40,263
Driver network	3	3,200	1,111	2,089
	13	46,700	4,348	42,352

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822
		35,122		35,122
Total intangible assets	N/A	$81,822	$4,348	$77,474

Intangible assets, except for the $2.8 million of other indefinite-lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is expected to approximate $4 million for 2013 and is anticipated to range between $3 million and $4 million per year for 2014 through 2017. Acquired software is expected to be amortized on a straight-line basis over seven years, resulting in approximately $5 million of annual amortization expense (which is reported as depreciation expense) for 2013 through 2017.

NOTE E — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended June 30, 2013 was 38.0%. The effective tax benefit rate for the six months ended June 30, 2013 was 44.8%, due primarily to the alternative fuel tax credit. The effective tax benefit rate for the three and six months ended June 30, 2012 was 94.6% and 61.6%, respectively, reflecting an $8.0 million decrease in the valuation allowance for deferred tax assets in the second quarter and a $3.3 million net decrease in the valuation allowance for deferred tax assets for the year-to-date period based on management’s judgment regarding the realization of deferred tax assets as affected by the purchase of Panther in June 2012.

A reconciliation of the 2013 and 2012 rates to the statutory federal rates is shown in the table within this Note. Due to the retroactive reinstatement in January 2013 of the alternative fuel tax credit that had previously expired on December 31, 2011, the $0.9 million benefit of the 2012 credit and the $0.5 million benefit of the year-to-date credit as of June 30, 2013 were recognized in the first six months of 2013.  In addition to the effect of the alternative fuel tax credit on the effective tax benefit rate in 2013, for both 2013 and 2012, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, and changes in valuation allowances for deferred tax assets.

As of June 30, 2013, the Company’s deferred tax liabilities which will reverse in future years exceeded deferred tax assets. Due to the nonunion defined benefit pension plan curtailment, which was recorded in second quarter 2013  (see Note G), the related pension liability was reduced by $46.3 million and associated deferred tax assets were reduced by $18.0 million (reflected as a net increase in long-term deferred tax liabilities in the accompanying consolidated balance sheet as of June 30, 2013).

Net decreases in valuation allowances of $0.3 million were recorded in the first six months of 2013.  The decreases relate primarily to valuation allowances for deferred tax assets for state net operating loss and depreciation carryovers of ABF.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

During the six months ended June 30, 2013, the Company received refunds of $2.2 million of federal and state taxes that were paid in prior years, primarily from loss carrybacks, and the Company paid state and foreign income taxes of $0.9 million.

Reconciliation between the effective income tax rate, as computed on income (loss) before income taxes, and the statutory federal income tax rate for the six months ended June 30, 2013 and 2012 is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30				June 30
	2013		2012		2013		2012
	(in thousands)

Income tax expense (benefit) at the statutory federal rate	$2,753	35.0%	$2,129	35.0%	$(5,403)	(35.0)%	$(5,758)	(35.0)%
Federal income tax effects of:
Net reversal in valuation allowances	(528)	(6.7)	(7,973)	(131.0)	(216)	(1.4)	(3,333)	(20.3)
Alternative fuel tax credit	(241)	(3.0)	—	—	(1,421)	(9.2)	—	—
Effect of permanent differences and other	703	8.9	(635)	(10.4)	721	4.7	(871)	(5.3)
State income taxes	300	3.8	722	11.8	(602)	(3.9)	(169)	(1.0)
Total income tax expense (benefit)	$2,987	38.0%	$(5,757)	(94.6)%	$(6,921)	(44.8)%	$(10,131)	(61.6)%

NOTE F — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement further described in Financing Arrangements within this Note and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate, and certain other equipment as follows:

	June 30	December 31
	2013	2012
	(in thousands)

Term Loan (interest rate of 1.7% at June 30, 2013)	$90,000	$95,000
Notes payable (weighted average interest rate of 3.0% at June 30, 2013)	30,142	37,756
Capital lease obligations (weighted average interest rate of 4.4% at June 30, 2013)	13,834	23,229
	133,976	155,985
Less current portion	37,030	43,044
Long-term debt, less current portion	$96,946	$112,941

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Scheduled maturities of long-term debt obligations as of June 30, 2013 were as follows:

		Term	Notes	Capital Lease
	Total	Loan(1)	Payable	Obligations(2)
	(in thousands)

Due in one year or less	$39,651	$14,026	$16,728	$8,897
Due after one year through two years	31,727	16,489	12,741	2,497
Due after two years through three years	23,102	19,083	1,586	2,433
Due after three years through four years	46,605	46,389	—	216
Due after four years through five years	222	—	—	222
Due after five years	365	—	—	365
Total payments	141,672	95,987	31,055	14,630
Less amounts representing interest	7,696	5,987	913	796
Long-term debt	$133,976	$90,000	$30,142	$13,834

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

Assets securitized by notes payable or held under capital leases were included in property, plant and equipment as follows:

	June 30	December 31
	2013	2012
	(in thousands)

Land and structures (terminals)	$1,794	$1,794
Revenue equipment	73,590	93,004
Service, office, and other equipment	1,503	1,813
	76,887	96,611
Less accumulated amortization(1)	30,519	35,183
Net assets securitized by notes payable or held under capital leases	$46,368	$61,428

(1)         Amortization of assets under capital leases and notes payable is included in depreciation expense.

Financing Arrangements

Term Loan

The Company has a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of the interest rate at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of June 30, 2013, the Company was in compliance with the covenants. For the reporting period ended June 30, 2013, the Company’s fixed charge coverage ratio was 1.6 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2013, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of June 30, 2013, standby letters of credit of $19.8 million have been issued under the facility, which reduced the available borrowing capacity to $55.2 million.

As previously discussed in Note A, implementation of the 2013 ABF NMFA, the collective bargaining agreement for the contract period ending March 31, 2018, is pending ratification of the remaining supplemental agreements which were not approved by ABF’s IBT member employees on June 27, 2013. Until the collective bargaining agreement for the contract period subsequent to March 31, 2013 is in place, the accounts receivable securitization program requires the Company to maintain $50.0 million of available liquidity, which may consist of unrestricted cash, cash equivalents, and short-term investments on hand, available borrowing capacity under the accounts receivable securitization facility, or any other revolving liquidity facility of the Company. The Company has maintained compliance with this provision, and had $173.7 million of available liquidity, as defined, as of June 30, 2013.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of June 30, 2013, the Company had letters of credit outstanding of $22.3 million (including $19.8 million which were issued under the accounts receivable securitization facility previously described within this Note), of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $73.1 million available as of June 30, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed within this Note. As of June 30, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $13.3 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $45.2 million as of June 30, 2013.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)

Service cost	$2,367	$2,297	$—	$—	$83	$78
Interest cost	1,922	2,173	38	53	187	188
Expected return on plan assets	(3,155)	(3,016)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Amortization of net actuarial loss and other	2,714	2,692	65	50	133	104
Net periodic benefit cost	$3,848	$4,146	$103	$103	$356	$323

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Pension Plan		Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)

Service cost	$4,734	$4,594	$—	$—	$166	$157
Interest cost	3,845	4,346	75	105	375	375
Expected return on plan assets	(6,309)	(6,032)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(95)	(95)
Amortization of net actuarial loss and other	5,427	5,384	130	101	267	208
Net periodic benefit cost	$7,697	$8,292	$205	$206	$713	$645

Nonunion Defined Benefit Pension Plan

The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits have not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who are active employees of the Company became eligible for the discretionary defined contribution feature of the Company’s nonunion defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate.

The plan amendment resulted in a plan curtailment which was recorded as of June 30, 2013. The effect of the plan curtailment was a reduction of the projected benefit obligation (“PBO”) to the amount of the plan’s accumulated benefit obligation. The decrease in the PBO reduced the unrecognized net actuarial loss of the plan, which is reported on an after-tax basis in accumulated other comprehensive loss in the consolidated balance sheet, with no curtailment gain or loss recognized in current earnings. The net unrecognized actuarial loss of the plan was also reduced by the net actuarial gain which resulted from the remeasurement of the assets and PBO of the plan upon curtailment. The remaining pre-tax unrecognized net actuarial loss of $30.6 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately 8 years.

The curtailment of the plan had no impact on net periodic benefit cost for the three- and six-month periods ended June 30, 2013. Effective July 1, 2013, service cost will be eliminated. The Company may incur pension settlement expense for periods subsequent to June 30, 2013 if annual lump sum distributions exceed annual service and interest cost of the plan.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table discloses the changes in the PBO and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2013:

Nonunion Defined
Benefit Pension Plan
(in thousands)

Change in projected benefit obligation
Projected benefit obligation at December 31, 2012	$260,950
Service cost	4,734
Interest cost	3,845
Actuarial gain and other(1)	(10,747)
Benefits paid	(10,745)
Curtailment	(29,262)
Projected benefit obligation at June 30, 2013	218,775
Change in plan assets
Fair value of plan assets at December 31, 2012	181,225
Actual return on plan assets	12,575
Employer contributions	9,000
Benefits paid	(10,745)
Fair value of plan assets at June 30, 2013	192,055
Funded status at June 30, 2013(2)	$(26,720)

Accumulated benefit obligation	$218,775

(1)         Net actuarial gain from remeasurement upon curtailment was impacted by an actual return on plan assets during the first six months of 2013 that exceeded the assumed annualized return rate of 7.5% combined with an increase in discount rates since the last measurement date. The discount rate used to remeasure the PBO was 3.9% compared to a rate of 3.1% as of the December 31, 2012 measurement date.

(2)         Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2013.

During the six months ended June 30, 2013 the Company contributed $9.0 million to the nonunion defined benefit pension plan and elected to apply the contributions to the 2012 plan year under the applicable funding rules of the Internal Revenue Code (the “IRC”). The plan had a preliminary adjusted funding target attainment percentage (“AFTAP”) of 92% as of the January 1, 2013 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes. While the final AFTAP calculation will not be available until September 2013, the Company believes that the AFTAP has improved as a result of the 2013 contributions applied to the 2012 plan year. After consideration of the contributions made in 2013 and the effect of the plan curtailment on required funding levels, the Company’s required minimum contribution to its nonunion defined benefit pension plan for the 2013 plan year has been satisfied based upon currently available actuarial information.

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

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

NOTE H — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	June 30	December 31
	2013	2012
	(in thousands)

Pre-tax amounts:
Unrecognized net periodic benefit costs	$(34,733)	$(86,737)
Foreign currency translation	(884)	(662)
	$(35,617)	$(87,399)

After-tax amounts:
Unrecognized net periodic benefit costs	$(25,194)	$(56,968)
Foreign currency translation	(539)	(404)
	$(25,733)	$(57,372)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2013:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Costs	Translation
	(in thousands)

Balance at December 31, 2012	$(57,372)	$(56,968)	$(404)

Other comprehensive income (loss) before reclassifications	28,139	28,274	(135)
Amounts reclassified from accumulated other comprehensive loss	3,500	3,500	—
Net current-period other comprehensive income (loss)	31,639	31,774	(135)

Balance at June 30, 2013	$(25,733)	$(25,194)	$(539)

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component  for the six months ended June 30, 2013:

Amortization of
Unrecognized
Net Periodic
Benefit Costs(1)
(in thousands)

Net actuarial loss(2)	$(5,824)
Prior service credit(2)	95
Total, pre-tax	(5,729)
Tax benefit	2,229
Total, net of tax	$(3,500)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note G).

Dividends on Common Stock

On July 25, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of August 8, 2013.

The following table is a summary of dividends declared during the applicable quarter:

	2013		2012
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)

First quarter	$0.03	$807	$0.03	$797
Second quarter	$0.03	$806	$0.03	$808
Third quarter (2013 amount estimated)	$0.03	$806	$0.03	$807

NOTE I — SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the Company’s restricted stock award program is presented below:

Units

Outstanding — January 1, 2013	1,281,480
Granted	—
Vested	(132,020)
Forfeited	(1,950)
Outstanding — June 30, 2013	1,147,510

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value(2)
	Under Option(1)	Exercise Price	Term (Years)	(in thousands)

Outstanding — January 1, 2013	240,425	$27.40
Granted	—
Exercised	—
Forfeited	(98,000)	24.94
Outstanding — June 30, 2013	142,425	$29.10	0.6	—

(1)         Options outstanding at June 30, 2013 are vested and available to be exercised.

(2)         The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on June 30, 2013 over the exercise price of the option.

As of June 30, 2013, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE J — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(in thousands, except share and per share data)

Basic
Numerator:
Net income (loss)	$4,878	$11,841	$(8,517)	$(6,321)
Effect of unvested restricted stock awards	(215)	(549)	(74)	(75)
Adjusted net income (loss)	$4,663	$11,292	$(8,591)	$(6,396)

Denominator:
Weighted-average shares	25,694,327	25,544,455	25,666,484	25,496,871

Earnings (loss) per common share	$0.18	$0.44	$(0.33)	$(0.25)

Diluted
Numerator:
Net income (loss)	$4,878	$11,841	$(8,517)	$(6,321)
Effect of unvested restricted stock awards	(215)	(549)	(74)	(75)
Adjusted net income (loss)	$4,663	$11,292	$(8,591)	$(6,396)

Denominator:
Weighted-average shares	25,694,327	25,544,455	25,666,484	25,496,871
Effect of dilutive securities	—	—	—	—
Adjusted weighted-average shares and assumed conversions	25,694,327	25,544,455	25,666,484	25,496,871

Earnings (loss) per common share	$0.18	$0.44	$(0.33)	$(0.25)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the three months ended June 30, 2013 and 2012 outstanding stock awards of 0.7 million and 0.9 million, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share. For the six months ended June 30, 2013 and 2012, outstanding stock awards of 0.7 million and 0.8 million, respectively, were not included in the diluted loss per share calculation because their inclusion would have the effect of decreasing the loss per share.

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

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. Financial information of Global Supply Chain Services and Supply Chain Services, businesses which provide ocean container transport and warehousing services, respectively, have been reclassified from the Freight Transportation

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

segment to “Other and eliminations.” There was no impact on consolidated amounts as a result of these reclassifications. Effective July 1, 2013, the Company formed a new operating segment, ABF Logistics, consisting of Global Supply Chain Services, Supply Chain Services, and the Company’s transportation brokerage services subsidiary, FreightValue, Inc.®, which was reported as the Truck Brokerage and Management segment as of June 30, 2013.

The Company’s reportable operating segments are impacted by seasonal fluctuations, as described below, and therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

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

Emergency roadside services are impacted by weather conditions that affect commercial vehicle operations, and results of operations will be influenced by seasonal variations in business levels.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

•                  Household Goods Moving Services includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. For the three and six months ended June 30, 2013, the Household Goods Moving Services segment includes the results of the logistics company acquired by Albert Companies, Inc. on May 31, 2013 (see Note C). Certain costs incurred by Household Goods Moving Services in support of ABF Freight System, Inc.’s self-move services are allocated to Freight Transportation at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

Operations of the Household Goods Moving Services segments are impacted by seasonal fluctuations, resulting in higher business levels in the second and third calendar quarters of the year as the demand for moving services is typically higher in the summer months.

The Company’s other business activities and operating segments that are not reportable include Arkansas Best Corporation, the parent holding company, and other subsidiaries. A substantial portion of the costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(in thousands)

OPERATING REVENUES
Freight Transportation	$446,750	$440,351	$854,031	$836,864
Premium Logistics and Expedited Freight Services	60,431	10,835	113,683	10,835
Truck Brokerage and Management	16,335	10,021	30,939	18,060
Emergency and Preventative Maintenance	32,935	30,101	65,457	52,479
Household Goods Moving Services	21,252	20,479	34,828	35,531
Other and eliminations	(804)	(1,244)	(1,352)	(2,359)
Total consolidated operating revenues	$576,899	$510,543	$1,097,586	$951,410

OPERATING EXPENSES AND COSTS
Freight Transportation
Salaries, wages, and benefits	$272,641	$268,995	$539,819	$534,057
Fuel, supplies, and expenses	82,441	82,696	165,773	163,336
Operating taxes and licenses	10,939	10,823	21,929	21,624
Insurance	6,068	5,585	10,552	10,466
Communications and utilities	3,879	3,459	7,812	7,258
Depreciation and amortization	18,967	19,464	38,541	38,037
Rents and purchased transportation	44,260	39,681	82,729	72,897
Gain on sale of property and equipment	(182)	(231)	(394)	(513)
Other	2,240	2,258	4,322	3,940
Total Freight Transportation	441,253	432,730	871,083	851,102

Premium Logistics and Expedited Freight Services
Purchased transportation	46,233	8,247	87,270	8,247
Depreciation and amortization	2,594	473	5,144	473
Other	10,098	1,635	20,627	1,635
Total Premium Logistics and Expedited Freight Services	58,925	10,355	113,041	10,355

Truck Brokerage and Management	15,643	9,366	29,480	17,011
Emergency and Preventative Maintenance	32,125	29,407	63,935	51,921
Household Goods Moving Services	20,304	20,314	34,111	36,157
Other and eliminations	232	1,170	870	650
Total consolidated operating expenses and costs	$568,482	$503,342	$1,112,520	$967,196

OPERATING INCOME (LOSS)
Freight Transportation	$5,497	$7,621	$(17,052)	$(14,238)
Premium Logistics and Expedited Freight Services	1,506	480	642	480
Truck Brokerage and Management	692	655	1,459	1,049
Emergency and Preventative Maintenance	810	694	1,522	558
Household Goods Moving Services	948	165	717	(626)
Other and eliminations	(1,036)	(2,414)	(2,222)	(3,009)
Total consolidated operating income (loss)	$8,417	$7,201	$(14,934)	$(15,786)

OTHER INCOME (EXPENSE)
Interest and dividend income	$161	$215	$332	$469
Interest expense and other related financing costs	(1,079)	(1,112)	(2,286)	(2,255)
Other, net(1)	366	(220)	1,450	1,120
	(552)	(1,117)	(504)	(666)
INCOME (LOSS) BEFORE INCOME TAXES	$7,865	$6,084	$(15,438)	$(16,452)

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

At June 30, 2013 and December 31, 2012, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation. Financial and operating information of Global Supply Chain Services and Supply Chain Services, businesses which provide ocean container transport and warehousing services, respectively, have been reclassified from the Freight Transportation segment to “Other and eliminations.” There was no impact on consolidated amounts as a result of these reclassifications. Effective July 1, 2013, the Company formed a new operating segment, ABF Logistics, consisting of Global Supply Chain Services, Supply Chain Services, and the Company’s transportation brokerage services subsidiary, FreightValue, Inc., which was reported as the Truck Brokerage and Management segment as of June 30, 2013. This strategic realignment of the Company’s sales and logistics functions better supports the delivery of these transportation solutions and allows customers to gain greater awareness for these service offerings in an evolving marketplace.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s 2012 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject. One of those risk factors disclosed in the 2012 Form 10-K is as follows:

We depend on our employees to support our operating businesses and future growth opportunities. If we are unable to reach agreement on a new collective bargaining agreement [and related supplemental agreements] or our relationship with our employees deteriorates, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results, and place us at a further disadvantage relative to our competitors.

ABF represented approximately 78% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2013. As of June 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the International Brotherhood of Teamsters (the “IBT”). Prior to the March 31, 2013 expiration of the NMFA, ABF and the IBT agreed to an extension of the collective bargaining agreement under the same terms and conditions of the existing contract. Subsequent and similar extensions were agreed to, the most recent of which is effective through August 31, 2013.

On June 27, 2013, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2013 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2013 ABF NMFA were also approved. ABF is currently seeking approval of the remaining supplemental agreements. Upon ratification of the remaining supplemental agreements, the 2013 ABF NMFA

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

would be implemented and remain in effect through March 31, 2018. The primary changes to the labor agreement under the 2013 ABF NMFA include an immediate 7% wage rate reduction from the implementation date through March 31, 2014 followed by wage rate increases of 2% in the next three years and a 2.5% increase in the fifth year of the contract; a one-week reduction in annual compensated vacation effective for anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The 2013 ABF NMFA and the related supplemental agreements provide for continued contributions to health, welfare, and pension plans for which the rates would be applied retroactively back to August 1, 2013 and are estimated to increase an average of approximately 3.5% to 4.5% annually over the life of the agreement. Not all of the contract changes would be implemented immediately upon ratification of the remaining supplements, and therefore expected net cost reductions would be realized over time.

In the event the remaining supplemental agreements are not ratified, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a temporary work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends. The Company is also evaluating adjustments to the ABF network that would reduce operating costs on an ongoing basis as further discussed in the ABF Overview section of MD&A.

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(in thousands)
OPERATING REVENUES
Freight Transportation	$446,750	$440,351	$854,031	$836,864
Premium Logistics and Expedited Freight Services	60,431	10,835	113,683	10,835
Truck Brokerage and Management	16,335	10,021	30,939	18,060
Emergency and Preventative Maintenance	32,935	30,101	65,457	52,479
Household Goods Moving Services	21,252	20,479	34,828	35,531
Other and eliminations	(804)	(1,244)	(1,352)	(2,359)
Total consolidated operating revenues	$576,899	$510,543	$1,097,586	$951,410

OPERATING INCOME (LOSS)
Freight Transportation	$5,497	$7,621	$(17,052)	$(14,238)
Premium Logistics and Expedited Freight Services	1,506	480	642	480
Truck Brokerage and Management	692	655	1,459	1,049
Emergency and Preventative Maintenance	810	694	1,522	558
Household Goods Moving Services	948	165	717	(626)
Other and eliminations	(1,036)	(2,414)	(2,222)	(3,009)
Total consolidated operating income (loss)	$8,417	$7,201	$(14,934)	$(15,786)

NET INCOME (LOSS)	$4,878	$11,841	$(8,517)	$(6,321)

DILUTED EARNINGS (LOSS) PER SHARE	$0.18	$0.44	$(0.33)	$(0.25)

Consolidated revenues for the three and six months ended June 30, 2013 increased 13.0% and 15.4%, respectively, compared to the same prior-year periods, primarily reflecting the revenues of Panther Expedited Services, Inc. which was acquired by the Company on June 15, 2012 and is reported as the Premium Logistics and Expedited Freight Services segment. Higher volume-driven revenues reported by the Truck Brokerage and Management segment and the Emergency

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

and Preventative Maintenance segment also contributed to the consolidated revenue growth. Total non-asset-based segments generated approximately 22% of total revenues (before other revenues and intercompany eliminations) for the six months ended June 30, 2013. Freight Transportation revenues, which represented 78% of the Company’s consolidated revenues (before other revenues and intercompany eliminations), were 1.5% and 2.1% higher for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. On a per-day basis, Freight Transportation revenues were 0.7% and 2.9% higher for the three and six months ended June 30, 2013, respectively, compared to the same prior-year periods. The Freight Transportation revenue improvements primarily reflected the impact of an increase in tonnage per day for the three and six months ended June 30, 2013.

Total consolidated operating results for the three and six months ended June 30, 2013 were slightly improved compared to the same prior year periods. Consolidated net income and earnings per share included a tax benefit of $8.0 million for the three months ended June 30, 2012 and $3.3 million for the six months ended June 30, 2012 related to the reversal of previously established deferred tax asset valuation allowances (as further described in the Income Taxes section of MD&A) and transactions costs of $2.1 million (pre-tax) related to the Panther acquisition, the combined effect of which impacted the year-over-year consolidated net income comparison by approximately $0.26 per share for the three month period and $0.08 per share for the six month period. Excluding the effect of these items, the consolidated operating loss, net loss, and per share amounts for the six months ended June 30, 2013 and 2012 primarily reflect the operating results of the Freight Transportation segment which are discussed in further detail within the Freight Transportation Segment sections of Results of Operations.

In June 2013, the Company amended its nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze the participants’ final average compensation and years of credited service as of July 1, 2013 (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The plan amendment resulted in a plan curtailment which reduced the pension liability and the pre-tax unrecognized net actuarial loss of the plan by $46.3 million as of June 30, 2013. The curtailment of the plan had no impact on net periodic benefit cost for the three- and six-month periods ended June 30, 2013. Effective July 1, 2013, service cost of the plan will be eliminated. The Company may incur pension settlement expense for periods subsequent to June 30, 2013 if annual lump sum distributions exceed annual service and interest cost of the plan. The anticipated net reduction in nonunion defined benefit pension expense is expected to be offset, in part, by discretionary contributions under the defined contribution feature of the Company’s nonunion defined contribution plan for which the participants of the nonunion defined benefit pension plan who are active employees of the Company became eligible as of July 1, 2013.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

Consolidated EBITDA increased for the three and six months ended June 30, 2013 versus the same prior-year period, primarily reflecting the cash flow from Panther’s operations for the full periods presented for 2013 while the 2012 periods included Panther’s results since the June 15, 2012 acquisition date. Improved operating results of the other non-asset-based segments also contributed to the consolidated EBITDA increases for the three and six months ended June 30, 2013.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(in thousands)
CONSOLIDATED EBITDA
Net income (loss)	$4,878	$11,841	$(8,517)	$(6,321)
Interest expense	1,079	1,112	2,286	2,255
Income taxes (benefits)	2,987	(5,757)	(6,921)	(10,131)
Depreciation and amortization(1)	22,807	20,850	46,001	40,170
Amortization of share based compensation	1,181	1,900	2,485	3,342
Amortization of net actuarial losses of benefit plans	2,912	2,846	5,824	5,693
	$35,844	32,792	$41,158	35,008

(1)      Includes amortization of intangibles of $1.1 million and $2.1 million for the three and six months ended June 30, 2013 (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

EBITDA is a primary component of the financial covenants to the Company’s Term Loan (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as determined under GAAP. Other companies may calculate EBITDA differently; therefore, the Company’s EBITDA may not be comparable to similarly titled measures of other companies.

Freight Transportation Segment:  ABF Overview

ABF’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2012 Annual Report on Form 10-K.

The key indicators that have the greatest impact on ABF’s operating results include:

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

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF network to reflect changes in customer demands and to reconcile ABF’s infrastructure with tonnage levels and the proximity of customer freight. The ABF network operates under a labor cost structure which is largely determined by ABF’s contractual obligations under its collective bargaining agreement with the IBT. As a result of ABF’s current labor cost structure and recent operating results, the Company is currently evaluating adjustments to the ABF network, including the closure of certain terminals and distribution centers. The costs to relocate certain operations in connection with the potential ABF network adjustments are not expected to be material. Any network changes will be made in consideration of customer service levels and other relevant factors while focusing on returning ABF to profitability. There can be no assurances that these changes, if made, will result in a material improvement of ABF’s results of operations.

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

Tonnage

ABF’s tonnage levels for the three and six months ended June 30, 2013 increased 1.6% and 4.1%, respectively, on a per-day basis compared to the same prior-year periods, with average tonnage per day above the prior year in each month during the 2013 periods. Quarterly tonnage levels have fluctuated significantly in recent years. From third quarter 2011 through third quarter 2012, ABF experienced quarterly decreases in year-over-year tonnage per day, which were influenced by ABF’s initiatives to improve account profitability and which led to year-over-year increases in billed revenue per hundredweight for each quarter of 2012. The year-over-year daily tonnage increases of 6.7% and 1.6% in the first and second quarter of 2013, respectively, compared favorably to first and second quarter 2012 tonnage levels, which were 10.6% and 6.3% lower, respectively, than the same periods of the previous year. ABF’s second quarter 2013 tonnage increase was influenced by heavier shipments and business growth in the regional markets (length of haul within 1,000 miles). The impact of general economic conditions and ABF’s pricing approaches, as further discussed in the following Pricing section, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will achieve improvements in its current operating results. For the month of July 2013, ABF’s average daily total tonnage increase for ABF was 4% to 5%, comparing favorably to July 2012 when ABF experienced a year-over-year tonnage decline of 3%. As a result, ABF’s revenues for the month of July 2013 were 5% to 6% above July 2012 on a per-day basis.

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

Total billed revenue per hundredweight for second quarter 2013 was consistent with second quarter 2012. Total billed revenue per hundredweight decreased slightly during the six months ended June 30, 2013 compared to the same prior-year period, reflecting lower pricing during first quarter 2013. ABF took a more cautious approach to its overall account evaluation during the first quarter of 2013 focusing on retention of customer accounts during the seasonally slower months,

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

but shifted this focus toward yield improvement during the second quarter of 2013. In addition, changes in freight profile, which include a lower rated freight classification, a shorter length of haul, and increased weight per shipment, had an unfavorable impact on the billed revenue per hundredweight measure during the six months ended June 30, 2013. Turnover of customer accounts also negatively impacted the billed revenue per hundredweight measure as increased business from new customers during the six months ended June 30, 2013 yielded lower revenue per hundredweight than the business that declined. Furthermore, a higher proportion of truckload rated shipments in first quarter 2013 contributed to the lower total billed revenue per hundredweight measure for the six months ended June 30, 2013. The impact of freight profile characteristics was partially offset by the May 2013 and June 2012 general rate increases and improvements in contractual and deferred pricing agreements as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations. A competitive environment could limit ABF from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first six months of 2013, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in Freight Transportation operating expenses and costs as salaries, wages, and benefits, amounted to 61.0% and 63.2% of ABF’s revenues for the three and six months ended June 30, 2013, respectively, compared to 61.1% and 63.8% for the same periods of 2012. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under the NMFA and other related supplemental agreements, ABF’s labor agreement primarily with the IBT which is currently extended through August 31, 2013.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share. These competitive actions in recent years have limited ABF’s ability to maintain or increase base freight rates to sufficient levels. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results through negotiation of the 2013 ABF NMFA and the related supplemental agreements, as well as through the grievance process and legal proceedings as disclosed in Note L to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Upon approval of the remaining supplemental agreements and implementation of the 2013 ABF NMFA, as previously discussed in the General section of MD&A, the Company expects the combined effect of immediate cost reductions, lower cost increases throughout the contract, and increased flexibility in labor work rules to be crucial steps in more closely aligning ABF’s labor cost structure with that of its competitors.

Freight Transportation Segment: ABF Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
ABF OPERATING EXPENSES AND COSTS
Salaries, wages, and benefits	61.0%	61.1%	63.2%	63.8%
Fuel, supplies, and expenses	18.5	18.8	19.4	19.5
Operating taxes and licenses	2.4	2.5	2.6	2.6
Insurance	1.4	1.3	1.2	1.3
Communications and utilities	0.9	0.8	0.9	0.9
Depreciation and amortization	4.2	4.4	4.5	4.5
Rents and purchased transportation	9.9	9.0	9.7	8.7
Gain on sale of property and equipment	—	(0.1)	—	(0.1)
Other	0.5	0.5	0.5	0.5
	98.8%	98.3%	102.0%	101.7%

ABF Operating Income (Loss)	1.2%	1.7%	(2.0)%	(1.7)%

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2013(1)	2012(1)	% Change	2013(1)	2012(1)	% Change
Workdays	64.0	63.5		126.5	127.5
Billed revenue(2) per hundredweight, including fuel surcharges	$27.79	$27.79	—	$27.35	$27.66	(1.1)%
Pounds	1,631,389,417	1,592,424,534	2.4%	3,149,167,408	3,049,354,454	3.3%
Pounds per day	25,490,460	25,077,552	1.6%	24,894,604	23,916,506	4.1%
Shipments per DSY(3) hour	0.481	0.481	—	0.475	0.481	(1.2)%
Pounds per DSY(3) hour	659.17	652.79	1.0%	654.36	646.82	1.2%
Pounds per shipment	1,370	1,357	1.0%	1,377	1,344	2.5%
Pounds per mile	20.64	19.87	3.9%	20.39	19.79	3.0%

(1)         Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation, primarily the exclusion of the operating information of Global Supply Chain Services and Supply Chain Services from key operating statistics.

(2)         Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes.

(3)         Dock, street, and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results.

ABF Revenues

ABF’s revenues for the three and six months ended June 30, 2013 were $446.8 million and $854.0 million, respectively, compared to $440.4 million and $836.9 million for the same periods in 2012. ABF’s revenues per day were slightly higher for the three months ended June 30, 2013 and were 2.9% higher for the six months ended June 30, 2013 than the same periods of 2012, primarily reflecting increases in tonnage per day of 1.6% and 4.1% for the three- and six-month periods ended June 30, 2013, respectively. ABF’s billed revenue per hundredweight, including fuel surcharges, for second quarter 2013 was consistent with second quarter 2012, but decreased 1.1% for the six-month period ended June 30, 2013.

ABF’s tonnage increases for the three and six months ended June 30, 2013 compared to the same periods of 2012 reflected growth in the regional markets (length of haul within 1,000 miles). The second quarter 2013 tonnage increase compared favorably to a decline in tonnage per day of 6.3% experienced in second quarter 2012 versus the same prior-year period. The tonnage change during the three- and six-month periods ended June 30, 2013 also reflected an increase of 1.0% and 2.5%, respectively, in weight per shipment on a slightly higher number of shipments compared to the same periods of 2012.

Effective May 28, 2013 and June 25, 2012, ABF implemented a nominal general rate increase on its LTL base rate tariffs of 5.9% and 6.9%, respectively, although the amounts vary by lane and shipment characteristics. During the six months ended June 30, 2013 prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 3.8% compared to the same prior-year period.

The change in total billed revenue per hundredweight for the three and six months ended June 30, 2013, compared to the same periods of 2012, reflects a more cautious approach to account pricing in first quarter 2013 focused on retention of customer accounts during the seasonally slower months, with a shift in focus toward yield improvement during the second quarter of 2013, as well as changes in freight profile, including rated class, pounds per shipment, freight density, length of haul, and customer and geographic mix. The unfavorable impact of freight profile changes were partially offset by the

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

May 2013 and June 2012 general rate increases and improvements in contractual and deferred pricing agreements. Turnover of customer accounts also impacted the billed revenue per hundredweight measure as business from new customers, which led to increased year-over-year tonnage levels for the second quarter of 2013, yielded lower revenue per hundredweight than the business that declined. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF’s traditional LTL business experienced a low-single digit percentage increase for the three and six months ended June 30, 2013, compared to the same periods of 2012. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Operating Income (Loss)

ABF generated operating income of $5.5 million and an operating loss of $17.1 million during the three and six months ended June 30, 2013, respectively, compared to operating income of $7.6 million and an operating loss of $14.2 million for the same periods in 2012. ABF’s operating ratios of 98.8% and 102.0% for the three and six months ended June 30, 2013, respectively, deteriorated from 98.3% and 101.7% in the same periods in 2012. The impact of recessionary economic conditions during recent periods on tonnage and industry pricing levels continues to have a significant influence on ABF’s operating results. Although ABF’s revenue increased as a result of improved tonnage levels for the six months ended June 30, 2013, ABF’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other increases in cost elements. ABF’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses

Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages, and benefits decreased 0.1% and 0.6% as a percentage of revenue for the three- and six-month periods ended June 30, 2013, primarily reflecting that portions of salaries, wages, and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. The decrease in labor costs as a percentage of revenue for the six months ended June 30, 2013 compared to the same prior year period also reflected the impact of unusually high workers’ compensation claims costs in first quarter 2012, which resulted from increased severity on existing claims and the impact of unfavorable experience on the ultimate expected development of claims in the prior-year period. For the three and six months ended June 30, 2013, workers’ compensation costs were in line with ABF’s 10-year historical average.

Salaries, wages, and benefits costs increased $3.6 million and $5.8 million for the three and six months ended June 30, 2013, respectively, compared to the same prior-year periods. The expense increases in the 2013 periods reflect higher contractual wage and benefit costs related to ABF’s union workforce under the current NMFA combined with increased costs for handling higher tonnage levels. The annual contractual wage increases effective primarily on April 1, 2012 averaged 1.9%, but no increase has been implemented in 2013 under the extension of the current NMFA. The health, welfare, and pension benefit contribution rates for contractual employees increased an average of 3.6%, effective primarily on August 1, 2012. Health, welfare, and pension benefit contribution rates did not increase on August 1, 2013 under the current NMFA extension. Assuming ratification of the remaining supplemental agreements of the 2013 ABF NMFA, such rates would be applied retroactively back to August 1, 2013 and are estimated to increase an average of approximately 3.5% to 4.5% annually over the life of the agreement.

ABF uses shipments per dock, street, and yard (“DSY”) hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing. Total pounds per mile is used by ABF to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used. Although ABF manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels are limited as ABF maintains customer service during periods of lower tonnage levels. The improvement in tonnage levels for the three and six months ended June 30, 2013 influenced the favorable impact on salaries, wages, and benefits expense of managing labor costs to business levels, as demonstrated by the productivity measures in the previous table, including increases in pounds per DSY hour and increases in pounds per mile, compared to the same prior-year periods. These productivity measures were also favorably influenced by higher utilization of rail service and the effect of increases in pounds per shipment. The productivity measures did not improve to the extent of business growth, and shipments per DSY hour for the six months ended June 30, 2013, were 1.2% lower than the same period in 2012, reflecting unfavorable changes in customer account profile and mix during 2013.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Rents and purchased transportation as a percentage of revenue increased by 0.9% and 1.0% for the three and six months ended June 30, 2013, respectively, compared to the same periods of 2012. The increases were primarily attributable to higher rail utilization, including increased associated fuel surcharges. Rail miles increased to 15.8% and 15.1% of total linehaul miles for the three and six months ended June 30, 2013, respectively, compared to 14.6% and 13.8% for the same periods in 2012.

As further discussed in the Liquidity and Capital Resources section of MD&A, the Company’s 2013 capital expenditure plan is highly dependent upon the terms of the collective bargaining agreement with the IBT to be implemented for the contract period subsequent to March 31, 2013. Accordingly, ABF’s purchases of revenue equipment (tractors and trailers) have been at low levels in recent months. As existing revenue equipment is held for longer periods, ABF could incur increased expenditures for maintenance costs.

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

For the three and six months ended June 30, 2013, the combined revenues of the Company’s non-asset-based operating segments totaled $131.0 million and $244.9 million, respectively, versus $71.4 million and $116.9 million in the same periods of 2012. Non-asset-based revenues accounted for approximately 23% and 22% of total revenues, before other revenues and intercompany eliminations, for the three and six months ended June 30, 2013, respectively, compared to 14% and 12% in the same prior year periods. The revenue increase is primarily related to the operations of Panther, as reported in the Premium Logistics and Expedited Freight Services segment, which was acquired on June 15, 2012 (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The acquisition of Panther was a key component of the Company’s strategy to offer customers more end-to-end logistics solutions and expertise in response to their complex supply chain and unique shipping needs. By building the non-asset-based operating segments as a strong foundation of complementary business solutions to the Freight Transportation segment, the Company is better positioned to serve the changing marketplace in ABF’s traditional markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non-asset-based operating segments in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Premium Logistics and Expedited Freight Services

The Premium Logistics and Expedited Freight Services segment generated operating income of $1.5 million and $0.6 million on revenues of $60.4 million and $113.7 million for the three and six months ended June 30, 2013, respectively.  Panther’s 2013 revenues continued to be challenged by excess industry capacity and moderate demand. Panther’s results have also been impacted by investments made in sales and service locations for future growth. However, improvements were reported on a sequential basis as second quarter 2013 revenues increased by $7.1 million, or 13.3%, compared to first quarter 2013, and second quarter 2013 operating income increased by $2.4 million compared to first quarter 2013.

Truck Brokerage and Management

Truck Brokerage and Management reported revenues of $16.3 million and $30.9 million for the three and six months ended June 30, 2013, respectively, compared to $10.0 million and $18.1 million for the same periods in 2012. The increase in revenues was related primarily to a 75.8% and 82.0% increase in shipments managed during the three and six months ended June 30, 2013, respectively, reflecting an expanded customer base. Truck Brokerage and Management’s operating income was relatively consistent in the second quarter periods but increased to $1.5 million for the six months ended June 30, 2013 from $1.0 million in the same prior-year period, due primarily to the revenue growth.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Emergency and Preventative Maintenance

Emergency and Preventative Maintenance revenues which totaled $32.9 million and $65.5 million for the three and six months ended June 30, 2013, respectively, increased 9.4% and 24.7% from the same prior-year periods. The revenue growth was driven by an increase in customer emergency and maintenance service events during the three and six months ended June 30, 2013 due primarily to the addition of new customers and expanded service to existing customers. Emergency and Preventative Maintenance’s operating income increased to $0.8 million and $1.5 million for the three and six months ended June 30, 2013, respectively, from $0.7 million and $0.6 million for the same periods in 2012. The operating profit improvement reflects the revenue growth along with improvements in labor productivity and efficiencies in other general expense areas.

Household Goods Moving Services

Revenues of Household Goods Moving Services totaled $21.3 million and $34.8 million for the three and six months ended June 30, 2013, respectively, compared to $20.5 million and $35.5 million for same prior-year periods. Household Goods Moving Services reported operating income of $0.9 million and $0.7 million for the three and six months ended June 30, 2013, respectively, compared to operating income of $0.2 million and an operating loss of $0.6 million for the same periods in 2012. The improved operating results in 2013 are primarily attributable to cost reductions and efficiencies gained from investments made in 2012. For the 2013 periods, the Household Goods Moving Services segment includes the results of the logistics company acquired by Albert Companies, Inc. on May 31, 2013 (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, each of the non-asset-based segments generated positive EBITDA for the three- and six-month periods ended June 30, 2013. On a combined basis, the non-asset-based segments generated $7.1 million and $10.5 million of EBITDA for the three- and six-month periods ended June 30, 2013, respectively, compared to significantly lower EBITDA in the same periods of 2012. The year-over-year increases were primarily driven by the acquired operations of Panther and reflected improved operating results of each segment.

	Three Months Ended June 30
	2013				2012
	Operating	Depreciation			Operating	Depreciation
	Income	and			Income	and
	(Loss)(1)	Amortization		EBITDA	(Loss) (1)	Amortization	EBITDA
	(in thousands)
Premium Logistics and Expedited Freight Services	$1,506	$2,594	(2)	$4,100	$480	$473	$953
Truck Brokerage and Management	692	99		791	655	68	723
Emergency and Preventative Maintenance	810	130		940	694	130	824
Household Goods Moving Services	948	285		1,233	165	179	344
Total non-asset-based segments	$3,956	$3,108		$7,064	$1,994	$850	$2,844

	Six Months Ended June 30
	2013				2012
	Operating	Depreciation			Operating	Depreciation
	Income	and			Income	and
	(Loss)(1)	Amortization		EBITDA	(Loss) (1)	Amortization	EBITDA
	(in thousands)
Premium Logistics and Expedited Freight Services	$642	$5,144	(2)	$5,786	$480	$473	$953
Truck Brokerage and Management	1,459	191		1,650	1,049	132	1,181
Emergency and Preventative Maintenance	1,522	262		1,784	558	249	807
Household Goods Moving Services	717	525		1,242	(626)	358	(268)
Total non-asset-based segments	$4,340	$6,122		$10,462	$1,461	$1,212	$2,673

(1)         The calculation of EBITDA as presented in this table begins with Operating Income (Loss), as Other Income (Expense) and Income Taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)         Includes amortization of acquired intangibles for the three and six months ended June 30, 2013 of $1.1 million and $2.1 million, respectively, and amortization of acquired software for the three and six months ended June 30, 2013 of $1.2 million and $2.3 million, respectively (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Premium Logistics and Expedited Freight Services segment due to the significant amount of intangible and software amortization encumbering the segment’s operating results. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as determined under GAAP.

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

Legal and Environmental Matters

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows, or results of operations. ABF Freight System, Inc. is currently involved in legal proceedings, for which the outcome and the related financial impact cannot be determined at this time, related to its current collective bargaining agreement, the NMFA (see Note L to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2013	2012
	(in thousands)
Cash and cash equivalents(1)	$88,553	$90,702
Short-term investments, primarily FDIC-insured certificates of deposit	29,879	29,054
Total unrestricted	118,432	119,756
Restricted(2)	1,901	9,658
Total(3)	$120,333	$129,414

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

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At June 30, 2013 and December 31, 2012, cash, cash equivalents, and certificates of deposit of $65.8 million and $53.8 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments decreased $1.3 million from December 31, 2012 to June 30, 2013. The decrease in unrestricted funds, as discussed below, was partially offset by a $7.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with an uncollateralized letter of credit under the accounts receivable securitization agreement (see the following Financing Arrangements section of Liquidity and Capital Resources).

During the six months ended June 30, 2013, cash provided by operations of $27.9 million and cash, cash equivalents, and short-term investments on hand were used to repay $22.0 million of long-term debt related to the Term Loan (further described in the following Financing Arrangements section), capital leases, and notes payable; fund $7.2 million of capital expenditures net of proceeds from asset sales; fund the acquisition of a privately-owned logistics company for net cash consideration of $4.1 million (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); pay $2.0 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); and pay dividends of $1.6 million on Common Stock. Cash provided by operating activities during the six months ended June 30, 2013 was $13.8 million above the same prior-year period primarily due to changes in contributions to the nonunion defined benefit pension plan, which were $9.0 million during the six months ended June 30, 2013 compared to $18.0 million for the same prior-year period.

Unrestricted cash, cash equivalents, and short-term investments decreased $75.0 million from December 31, 2011 to June 30, 2012. The decrease in unrestricted funds was partially offset by the $31.7 million reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond program. During the six months ended June 30, 2012, cash provided by operations of $14.2 million and cash equivalents and short-term investments on hand, were used to fund $80.8 million of the Panther acquisition ($100.0 million of the purchase price was funded through the new Term Loan further described in Financing Arrangements within this section of MD&A); fund $15.7 million of capital expenditures net of proceeds from asset sales; repay $12.3 million of long-term debt related to capital leases and notes payable; pay $5.5 million of bank overdrafts; pay $1.6 million of financing fees; and pay dividends of $1.6 million on Common Stock. During the six months ended June 30, 2012, ABF financed the acquisition of $21.4 million of revenue equipment (tractors) through note payable arrangements.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financing Arrangements

Term Loan

The Company has a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of the interest rate at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter.

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of June 30, 2013, the Company was in compliance with the covenants.

As discussed in the ABF Overview of the Freight Transportation Segment section of Results of Operations within MD&A, ABF’s operating results reflect business levels which have been impacted by weak general economic conditions in recent periods and a cost structure which is substantially higher than that of its competitors, primarily in the area of labor costs. Labor costs are impacted by ABF’s contractual obligations under its current collective bargaining agreement primarily with the IBT, which has been extended through August 31, 2013.

The Company has reported consolidated net losses in three of the past four years, with recent results limiting the fixed charge coverage ratio, as defined by the Credit Agreement. For the reporting period ended June 30, 2013, the Company’s fixed charge coverage ratio was 1.6 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0. The Company may not satisfy the quarterly financial covenants required by the Credit Agreement in the future if consolidated operating results deteriorate from 2012 levels. If the fixed charge coverage ratio approaches the minimum required under the Credit Agreement, the Company could improve the ratio by prepaying certain amounts outstanding under notes payable and capital lease arrangements with available cash and cash equivalents. Further, the Company could pursue an amendment to or waiver of the covenants under the Credit Agreement. If the Company fails to obtain the appropriate amendment or waiver, the Term Loan could be immediately declared due and payable. If the Company fails to pay the amount due, the Company’s borrowing capacity could be limited or the Credit Agreement could be terminated. Due to the Company’s recent operating results, the terms of any new financing arrangements, if available, may be less favorable and result in higher costs than the Company’s current arrangements. A default under the Credit Agreement could have a material adverse effect on the Company’s liquidity and financial condition.

Notes Payable and Capital Leases

Purchases of certain revenue equipment, real estate, and certain other equipment have been financed through promissory note arrangements and capital lease agreements. The Company did not enter into note payable agreements or capital leases to finance equipment during the six months ended June 30, 2013. The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain equipment, provided such financing is available and the terms are acceptable to the Company.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2013 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of June 30, 2013, standby letters of credit of $19.8 million have been issued under the facility, which reduced the available borrowing capacity to $55.2 million.

As previously discussed in the General section of MD&A, the 2013 ABF NMFA was ratified and ABF is currently seeking approval of the supplemental agreements which were not approved with the June 27, 2013 vote. Until a collective bargaining agreement for the contract period subsequent to March 31, 2013 is in place, the accounts receivable securitization program requires the Company to maintain $50.0 million of available liquidity, which may consist of unrestricted cash, cash equivalents, and short-term investments on hand, available borrowing capacity under the accounts receivable securitization facility, or any other revolving liquidity facility of the Company. The Company has maintained compliance with this provision, and had $173.7 million of available liquidity, as defined, as of June 30, 2013.

Letter of Credit Agreements

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous Accounts Receivable Securitization Program section. The Company pays quarterly fees to the financial institutions based on the amount of letters of credit outstanding. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. As of June 30, 2013, the Company had $22.3 million of letters of credit outstanding (including $19.8 million which were issued under the accounts receivable securitization facility previously described within this Financing Arrangements section), of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $73.1 million available as of June 30, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed. As of June 30, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $13.3 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $45.2 million as of June 30, 2013.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of June 30, 2013. The Company’s 2012 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	(in thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Term Loan, including interest(1)	$95,987	$14,026	$35,572	$46,389	$—
Notes payable, including interest(2)	31,055	16,728	14,327	—	—
Capital lease obligations, including interest(2)	14,630	8,897	4,930	438	365
Postretirement health expenditures(3)	8,556	618	1,321	1,570	5,047
Deferred salary distributions(4)	8,096	1,027	1,813	1,197	4,059
Supplemental pension distributions(5)	8,277	—	1,235	—	7,042
Voluntary savings plan distributions(6)	2,602	448	182	164	1,808
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	61,905	15,297	21,807	12,556	12,245
Purchase obligations(8)	11,225	4,717	3,130	2,813	565
Total contractual obligations	$242,333	$61,758	$84,317	$65,127	$31,131

(1)   Represents payments under the Term Loan discussed in Financing Arrangements within this section of MD&A.   The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future interest payments included in the scheduled maturities due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of June 30, 2013 totaled $90.0 million.

(2)   Notes payable and capital lease obligations relate primarily to revenue equipment, as discussed in the Financing Arrangements section of Liquidity and Capital Resources. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes. The capital lease agreements contain rental adjustment clauses for which the maximum amounts have been included in the contractual obligations presented.

(3)   Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $18.6 million as of June 30, 2013.

(4)   Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $5.5 million as of June 30, 2013.

(5)   Represents projected distributions under the unfunded supplemental benefit pension plan (“SBP”) (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.3 million as of June 30, 2013.

(6)   Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, or disability of current employees.

(7) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2013, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $59.0 million for facilities and $2.9 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to equipment and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2013.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the six months ended June 30, 2013, the Company contributed $9.0 million to its nonunion defined benefit pension plan and elected to apply the contributions to the 2012 plan year under the applicable funding rules of the Internal Revenue Code (the “IRC”). After consideration of the contributions made in 2013 and the effect of the plan curtailment on required funding levels, the Company’s required minimum contribution to its nonunion defined benefit pension plan for the 2013 plan year has been satisfied based upon currently available actuarial information. The Company is permitted under the IRC to make contributions in excess of the minimum required contribution in 2013. For further discussion of the nonunion defined benefit pension plan and the plan curtailment, see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ABF contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in its current collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The Company’s 2013 capital expenditure plan is highly dependent upon the terms of the collective bargaining agreement with the IBT to be implemented for the contract period subsequent to March 31, 2013. Based on current projections, 2013 capital expenditures are estimated to be $25 million to $30 million, net of proceeds from asset sales. Depreciation and amortization expense related to property, plant and equipment is estimated to be in a range of $80 million to $85 million. The Company will adjust 2013 capital expenditures as business levels dictate. The amount of net capital expenditures could also be impacted by the extent of capital lease and promissory note financing available and utilized.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $120.3 million at June 30, 2013. General economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF receives for its services, could affect the Company’s ability to maintain cash, cash equivalents, and short-term investments on hand and generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement and accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its Common Stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On July 25, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of August 8, 2013.

As of June 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement with the IBT, which extended through March 31, 2013. As previously discussed, ABF and the IBT have agreed to extensions of this collective bargaining agreement, under the same terms and conditions of the existing NMFA, effective through August 31, 2013. On June 27, 2013, a new collective bargaining agreement, the 2013 ABF NMFA, was ratified by a majority of ABF’s IBT member employees who chose to vote. A majority of the supplements to the 2013 ABF NMFA were also approved. ABF is currently seeking approval of the remaining supplemental agreements. In the event the remaining supplemental agreements are not ratified, a work stoppage, the loss of customers, or other events could occur that could have a material adverse effect on the Company’s competitive position, results of operations, cash flows, and financial position in 2013 and subsequent years. In the event of a temporary work stoppage, the Company plans to meet its liquidity needs primarily through existing liquidity, cash flows from its non-asset-based operations, available net working capital, funds from the sale or financing of other assets, reduction of spending levels, and elimination of dividends. The Company is also evaluating adjustments to the ABF network which could reduce operating costs on an ongoing basis as further discussed in the ABF Overview section of MD&A.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of June 30, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations and future minimum rental commitments, net of noncancelable subleases, of $61.9 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Balance Sheet Changes

Accounts Receivable

Accounts receivable increased $25.5 million from December 31, 2012 to June 30, 2013, due to an increase in business levels in June 2013 compared to December 2012.

Accounts Payable

Accounts payable increased $10.5 million from December 31, 2012 to June 30, 2013, due to an increase in business levels in June 2013 compared to December 2012.

Accrued Expenses

Accrued expenses increased $11.7 million from December 31, 2012 to June 30, 2013, primarily due to differences in timing of accruals.

Income Taxes

The Company had an effective tax rate of 38.0% for the three months ended June 30, 2013 and an effective tax benefit rate of 44.8% for the six months ended June 30, 2013, compared to the effective tax benefit rate of 94.6% and 61.6% for the same respective prior year periods. The effective rate was impacted during the first six months of 2013 by the retroactive reinstatement of the alternative fuel tax credit which resulted in recognition of a $1.4 million benefit during the period for the 2012 credit and the year-to-date June 2013 credit. The effective rates for the 2012 periods were significantly affected by a net decrease recorded in second quarter of approximately $8.0 million in the valuation allowance for deferred tax assets based on management’s judgment regarding the realization of deferred tax assets as affected by the purchase of Panther in June 2012.

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2013 tax rate to vary significantly from the statutory rate.

At June 30, 2013, the Company had net deferred tax liabilities after valuation allowances of $21.7 million. After excluding non-reversing deferred tax liabilities of $13.3 million, net deferred tax liabilities were $8.4 million at June 30, 2013. Due to the nonunion defined benefit pension plan curtailment, which was recorded in second quarter 2013 (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), the related pension liability was reduced by $46.3 million and the associated deferred tax assets were reduced by $18.0 million (reflected as a net increase in long-term deferred tax liabilities in the accompanying consolidated balance sheet as of June 30, 2013).

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

At June 30, 2013 and December 31, 2012, valuation allowances for deferred tax assets totaled $2.2 million and $2.5 million, respectively. The $0.3 million net decrease from December 31, 2012 to June 30, 2013 primarily reflects the decrease in the allowance relating to state net operating loss and depreciation carryovers of ABF. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid.  For the six months ended June 30, 2013, there was a financial reporting loss but taxable income; for the six months ended June 30, 2012, the financial reporting loss exceeded the taxable loss.

The Company made $0.9 million of foreign and state tax payments during the six months ended June 30, 2013 and received refunds of $2.2 million of federal and state taxes that were paid in prior years, primarily from loss carrybacks allowed by the Internal Revenue Code and certain states.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2012 Annual Report on Form 10-K. In addition to the critical accounting policies described therein, including the policy for nonunion defined benefit pension expense, management made estimates regarding pension curtailment associated with the freeze of the accrual of benefits under the Company’s nonunion defined benefit pension plan which are disclosed in Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no other material changes in the Company’s critical accounting policies during the six months ended June 30, 2013. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

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

PART I. – continued

FINANCIAL INFORMATION

ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2012, there have been no significant changes in the Company’s market risks as reported in the Company’s 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2013, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the six months ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

PART II. – continued

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

ARKANSAS BEST CORPORATION
(Registrant)

Date: August 9, 2013	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer and Principal Executive Officer

Date: August 9, 2013	/s/ Michael E. Newcity
Michael E. Newcity
Vice President – Chief Financial Officer and Principal Financial Officer