Form 10-Q
period 2013-09-30
ARKANSAS BEST CORP /DE/
filed 2013-11-12
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2013

☐          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to _____________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2013
Common Stock, $0.01 par value	25,730,114 shares

ARKANSAS BEST CORPORATION

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARKANSAS BEST CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30 2013	December 31 2012
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,611	$90,702
Short-term investments	28,573	29,054
Restricted cash, cash equivalents, and short-term investments	1,902	9,658
Accounts receivable, less allowances (2013 – $4,645; 2012 – $5,249)	212,946	180,631
Other accounts receivable, less allowances (2013 – $1,402; 2012 – $1,334)	9,532	6,539
Prepaid expenses	15,980	17,355
Deferred income taxes	47,038	39,245
Prepaid and refundable income taxes	2,186	5,681
Other	8,882	7,185
TOTAL CURRENT ASSETS	434,650	386,050
PROPERTY, PLANT AND EQUIPMENT
Land and structures	245,207	243,699
Revenue equipment	591,367	589,729
Service, office, and other equipment	122,057	119,456
Software	109,111	103,164
Leasehold improvements	23,524	23,272
	1,091,266	1,079,320
Less allowances for depreciation and amortization	691,730	635,292
PROPERTY, PLANT AND EQUIPMENT, net	399,536	444,028
GOODWILL	76,448	73,189
INTANGIBLE ASSETS, net	76,431	79,561
OTHER ASSETS	51,058	51,634
TOTAL ASSETS	$1,038,123	$1,034,462
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$11,645	$13,645
Accounts payable	95,609	84,292
Income taxes payable	2,868	59
Accrued expenses	181,197	158,668
Current portion of long-term debt	35,353	43,044
TOTAL CURRENT LIABILITIES	326,672	299,708
LONG-TERM DEBT, less current portion	88,893	112,941
PENSION AND POSTRETIREMENT LIABILITIES	38,040	104,673
OTHER LIABILITIES	13,560	12,832
DEFERRED INCOME TAXES	71,275	45,309
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2013: 27,408,046 shares; 2012: 27,296,285 shares	274	273
Additional paid-in capital	291,445	289,711
Retained earnings	287,204	284,157
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(21,470)	(57,372)
TOTAL STOCKHOLDERS’ EQUITY	499,683	458,999
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,038,123	$1,034,462
See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Unaudited)
	(in thousands, except share and per share data)
OPERATING REVENUES	$623,414	$577,546	$1,720,999	$1,528,956
OPERATING EXPENSES AND COSTS	602,912	565,313	1,715,431	1,532,509
OPERATING INCOME (LOSS)	20,502	12,233	5,568	(3,553)
OTHER INCOME (EXPENSE)
Interest and dividend income	167	155	499	623
Interest expense and other related financing costs	(993)	(1,609)	(3,279)	(3,863)
Other, net	1,328	997	2,778	2,117
Total other income (expense)	502	(457)	(2)	(1,123)
INCOME (LOSS) BEFORE INCOME TAXES	21,004	11,776	5,566	(4,676)
INCOME TAX PROVISION (BENEFIT)	7,022	5,258	101	(4,873)
NET INCOME	$13,982	$6,518	$5,465	$197
EARNINGS PER COMMON SHARE
Basic	$0.52	$0.24	$0.20	$—
Diluted	$0.52	$0.24	$0.20	$—
AVERAGE COMMON SHARES OUTSTANDING
Basic	25,736,810	25,613,315	25,690,184	25,535,969
Diluted	25,736,810	25,613,315	25,690,184	25,535,969

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Unaudited)
	(in thousands)
NET INCOME	$13,982	$6,518	$5,465	$197
OTHER COMPREHENSIVE INCOME, net of tax
Pension and other postretirement benefit plans:
Net gain from curtailment, net of tax of: (2013 – Nine-month period $11,383)	—	—	17,878	—
Net actuarial gain, net of tax of: (2013 – Three-month period $1,503, Nine-month period $8,121)	2,359	—	12,755	—
Pension settlement expense, net of tax of: (2013 – Three- and nine-month periods $713)	1,121	—	1,121	—
Amortization of unrecognized net periodic benefit costs, net of tax of: (2013 – Three-month period $433, Nine-month period $2,662; 2012 – Three-month period $1,088, Nine-month period $3,266)
Net actuarial loss	709	1,740	4,267	5,218
Prior service credit	(29)	(29)	(87)	(87)
Foreign currency translation:
Change in foreign currency translation, net of tax of: (2013 – Three-month period $66, Nine-month period $21; 2012 – Three-month period $50, Nine-month period $41)	103	79	(32)	65
OTHER COMPREHENSIVE INCOME, net of tax	4,263	1,790	35,902	5,196
TOTAL COMPREHENSIVE INCOME	$18,245	$8,308	$41,367	$5,393

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
	(in thousands)
Balances at December 31, 2012	27,296	$273	$289,711	$284,157	1,678	$(57,770)	$(57,372)	$458,999
Net income				5,465				5,465
Other comprehensive income, net of tax							35,902	35,902
Issuance of common stock under share-based compensation plans	112	1	(1)					—
Tax effect of share-based compensation plans and other			(1,844)					(1,844)
Share-based compensation expense			3,579					3,579
Dividends declared on common stock				(2,418)				(2,418)
Balances at September 30, 2013	27,408	$274	$291,445	$287,204	1,678	$(57,770)	$(21,470)	$499,683

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2013	2012
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,465	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,439	62,772
Amortization of intangibles	3,130	1,218
Pension settlement expense	1,834	—
Share-based compensation expense	3,579	4,711
Provision for losses on accounts receivable	1,658	1,314
Deferred income tax benefit	(5,770)	(3,795)
Gain on sale of property and equipment	(486)	(582)
Changes in operating assets and liabilities:
Receivables	(36,513)	(28,956)
Prepaid expenses	1,768	2,940
Other assets	(1,557)	(591)
Income taxes	6,868	938
Accounts payable, accrued expenses, and other liabilities	21,836	7,942
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,251	48,108
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(13,078)	(31,923)
Proceeds from sale of property and equipment	1,857	5,126
Purchases of short-term investments	(21,230)	(38,708)
Proceeds from sale of short-term investments	21,713	25,018
Business acquisitions, net of cash acquired	(4,146)	(180,793)
Capitalization of internally developed software and other	(5,959)	(5,379)
NET CASH USED IN INVESTING ACTIVITIES	(20,843)	(226,659)
FINANCING ACTIVITIES
Borrowings under credit facilities	—	100,000
Payments on long-term debt	(31,775)	(22,606)
Net change in bank overdraft and other	(2,002)	(7,808)
Net change in restricted cash, cash equivalents, and short-term investments	7,757	42,895
Deferred financing costs	(61)	(1,472)
Payment of common stock dividends	(2,418)	(2,412)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(28,499)	108,597
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,909	(69,954)
Cash and cash equivalents at beginning of period	90,702	141,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,611	$71,341
NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$264	$34
Equipment financed	$36	$37,973

See notes to consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and integrated logistics solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are Premium Logistics & Expedited Freight Services, Domestic & Global Transportation Management, Emergency & Preventative Maintenance, and Household Goods Moving Services (see Note K).

ABF represented approximately 76% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2013. As of September 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the International Brotherhood of Teamsters (the “IBT”). On June 27, 2013, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2013 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. Following resolution of the supplements to the 2013 ABF NMFA which were not approved at the time the collective bargaining agreement was ratified, the IBT implemented the 2013 ABF NMFA on November 3, 2013. The 2013 ABF NMFA will remain in effect through March 31, 2018. The primary changes to the labor agreement under the 2013 ABF NMFA include a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1 in the fifth year of the contract; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes will be effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The 2013 ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF's employees who are members of the IBT for which the rate increases were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase is an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the 2013 ABF NMFA. For subsequent years, the compounded annual contractual wage and benefit contribution rates are estimated to increase approximately 2.5% to 3.0% through the end of the agreement.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics and Expedited Freight Services segment (see Note K). See Note C for further discussion of the Panther acquisition.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2012 Annual Report on Form 10-K and other current filings with the Commission. The consolidated financial statements as of September 30, 2013 were affected by curtailment of the Company’s nonunion defined benefit pension plan and pension settlement expense (see Note G). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	September 30 2013	December 31 2012
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$64,557	$48,293
Variable rate demand notes(1)(2)	29,953	29,807
Money market funds(3)	13,101	12,602
	$107,611	$90,702
Short-term investments
Certificates of deposit(1)	$28,573	$29,054
Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$1,902	$5,901
Certificates of deposit(1)	—	3,757
	$1,902	$9,658

(1)	Recorded at cost plus accrued interest, which approximates fair value.

(2)	Amounts may be redeemed on a daily basis with the original issuer.

(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this Note).

(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note F).

The Company’s long-term investment financial instruments are presented in the table of financial assets measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments
The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by placing its cash, cash equivalents, and short-term investments with major financial institutions and corporate issuers that have high credit ratings and by investing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit, including those pledged as collateral for outstanding letters of credit (see Note F), may exceed federally insured limits. At September 30, 2013 and December 31, 2012, cash, cash equivalents, and certificates of deposit of $53.6 million and $53.8 million, respectively, were not FDIC insured.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The fair value of the Company’s Term Loan and note payable debt obligations (see Note F) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	September 30 2013		December 31 2012
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan(1)	$86,875	$86,875	$95,000	$95,000
Notes payable(2)	26,093	26,103	37,756	37,904
	$112,968	$112,978	$132,756	$132,904

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	September 30 2013	December 31 2012
	(in thousands)
Money market funds(1)	$13,101	$12,602
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,795	3,035
	$15,896	$15,637

(1)	Included in cash and cash equivalents.

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

The amount reflected as “Business acquisitions, net of cash acquired” in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2012 was based on a preliminary net working capital adjustment to the purchase price, which differs from the final amount reflected in the table above. The fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.3 million as of June 15, 2012 with $0.5 million expected by the Company to be uncollectible. The value assigned to acquired software reflected estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is being amortized on a straight-line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets. See Note D for further discussion of acquired goodwill and intangibles.

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the Panther acquisition had occurred on January 1, 2011:

Nine Months Ended September 30 2012
(in thousands, except per share data)
Operating revenues	$1,634,032
Loss before income taxes	$(1,327)
Net loss	$(1,070)
Diluted EPS	$(0.05)

The pro forma results of operations are based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; eliminating sales transactions between the Company and Panther; adjusting amortization expense for the acquired fair value and the amortization periods of software and intangible assets; adjusting interest expense and interest income for the financing of the acquisition; eliminating transaction expenses related to the acquisition; and the related tax effects of these adjustments. The pro forma information has also been adjusted for the impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition. As a result, the pro forma information excludes the reversal of deferred tax valuation allowances of $3.3 million ($0.13 per share) for the nine months ended September 30, 2012 (see Note E). The pro forma information is presented

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. The pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

On May 31, 2013, Albert Companies, Inc., a subsidiary of the Company whose operations are included in the Household Goods Moving Services segment (see Note K), acquired a privately-owned logistics company for net cash consideration of $4.1 million. The fair value assessment of acquired assets and liabilities as of the acquisition date is preliminary and subject to change. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. As the acquired business is not significant to the Company’s consolidated operating results and financial position, pro forma financial information has not been presented.

NOTE D — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Household Goods Moving Services	Premium Logistics & Expedited Freight Services	Total
	(in thousands)
Balances at December 31, 2012	$3,660	$69,529	$73,189
Purchase accounting adjustments	—	1,567	1,567
Goodwill acquired	1,692	—	1,692
Balances at September 30, 2013	$5,352	$71,096	$76,448

Goodwill of the Premium Logistics and Expedited Freight Services segment associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce, and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. A substantial portion of the Panther goodwill is not deductible for income tax purposes. Goodwill of $1.7 million related to the May 31, 2013 acquisition of a privately-owned logistics company included in the Household Goods Moving Services segment (see Note C) is expected to be fully deductible for tax purposes.

Intangible assets consisted of the following as of September 30, 2013:

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Value
	(in years)		(in thousands)
Finite-lived intangible assets
Customer relationships	14	$43,500	$4,013	$39,487
Driver network	3	3,200	1,378	1,822
	13	46,700	5,391	41,309
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822
		35,122		35,122
Total intangible assets	N/A	$81,822	$5,391	$76,431

Intangible assets, except for the $2.8 million of other indefinite-lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is expected to approximate $4 million for 2013 and is anticipated to range between $3 million and $4 million

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

per year for 2014 through 2017. Acquired software is expected to be amortized on a straight-line basis over seven years, resulting in approximately $5 million of annual amortization expense (which is reported as depreciation expense) for 2013 through 2017.

NOTE E — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended September 30, 2013 was 33.4%. The effective tax rate for the nine months ended September 30, 2013 was 1.8%, due primarily to the alternative fuel tax credit. The effective tax rate for the three months ended September 30, 2012 was 44.6% and the effective tax benefit rate for the nine months ended September 30, 2012 was 104.2%. Due to the retroactive reinstatement in January 2013 of the alternative fuel tax credit that had previously expired on December 31, 2011, the $0.9 million benefit of the 2012 credit and the $0.8 million benefit of the year-to-date credit as of September 30, 2013 were recognized in the first nine months of 2013. In addition to the effect of the alternative fuel tax credit on the effective tax benefit rate in 2013, the difference between the Company’s effective tax rate and the federal statutory rate, for both 2013 and 2012, primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance and policy proceeds, and changes in valuation allowances for deferred tax assets. Valuation allowances for deferred tax assets were decreased $0.4 million and $3.7 million for the three- and nine-month periods ended September 30, 2012, respectively, based on management’s judgment regarding the realization of deferred tax assets as affected by the purchase of Panther in June 2012. Net decreases in valuation allowances of $0.8 million, which related primarily to valuation allowances for deferred tax assets for state net operating loss carryovers of ABF, were recorded in the first nine months of 2013.

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the three and nine months ended September 30, 2013 and 2012, is presented in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
	2013		2012		2013		2012
	(in thousands)
Income tax provision (benefit) at the statutory federal rate	$7,351	35.0%	$4,122	35.0%	$1,948	35.0%	$(1,637)	(35.0)%
Federal income tax effects of:
Net reversal in valuation allowances	(550)	(2.6)	(396)	(3.4)	(766)	(13.8)	(3,729)	(79.7)
Alternative fuel tax credit	(288)	(1.4)	—	—	(1,708)	(30.7)	—	—
Effect of permanent differences and other	(247)	(1.2)	1,121	9.5	473	8.5	250	5.3
State income taxes	756	3.6	411	3.5	154	2.8	243	5.2
Total income tax provision (benefit)	$7,022	33.4%	$5,258	44.6%	$101	1.8%	$(4,873)	(104.2)%

As of September 30, 2013, the Company’s deferred tax liabilities which will reverse in future years exceeded deferred tax assets. Due to the nonunion defined benefit pension plan curtailment, which was recorded in second quarter 2013  (see Note G), the related pension liability was reduced by $46.3 million and associated deferred tax assets were reduced by $18.0 million (reflected as a net increase in long-term deferred tax liabilities in the accompanying consolidated balance sheet as of September 30, 2013).

During the nine months ended September 30, 2013, the Company received refunds of $2.2 million of federal and state taxes that were paid in prior years, primarily from loss carrybacks, and the Company paid state and foreign income taxes of $1.2 million.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement further described in Financing Arrangements within this Note and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF’s operations), real estate, and certain other equipment as follows:

	September 30 2013	December 31 2012
	(in thousands)
Term Loan (interest rate of 1.7% at September 30, 2013)	$86,875	$95,000
Notes payable (weighted average interest rate of 3.0% at September 30, 2013)	26,093	37,756
Capital lease obligations (weighted average interest rate of 4.5% at September 30, 2013)	11,278	23,229
	124,246	155,985
Less current portion	35,353	43,044
Long-term debt, less current portion	$88,893	$112,941

Scheduled maturities of long-term debt obligations as of September 30, 2013 were as follows:

	Total	Term Loan(1)	Notes Payable	Capital Lease Obligations(2)
	(in thousands)
Due in one year or less	$37,687	$14,568	$16,376	$6,743
Due after one year through two years	30,633	17,015	10,343	3,275
Due after two years through three years	20,193	18,963	70	1,160
Due after three years through four years	41,819	41,602	—	217
Due after four years through five years	224	—	—	224
Due after five years	308	—	—	308
Total payments	130,864	92,148	26,789	11,927
Less amounts representing interest	6,618	5,273	696	649
Long-term debt	$124,246	$86,875	$26,093	$11,278

(1)
The future interest payments included in the scheduled maturities due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin (see Term Loan within the Financing Arrangements section of this Note).

(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Assets securitized by notes payable or held under capital leases were included in property, plant and equipment as follows:

	September 30 2013	December 31 2012
	(in thousands)
Land and structures (terminals)	$1,794	$1,794
Revenue equipment	69,417	93,004
Service, office, and other equipment	1,758	1,813
	72,969	96,611
Less accumulated amortization(1)	31,715	35,183
Net assets securitized by notes payable or held under capital leases	$41,254	$61,428

(1)	Amortization of assets securitized by notes payable and held under capital leases is included in depreciation expense.

Financing Arrangements

Term Loan
The Company has a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was provided to finance a portion of the cost of the acquisition of Panther (see Note C). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of the interest rate at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of September 30, 2013, the Company was in compliance with the covenants. For the reporting period ended September 30, 2013, the Company’s fixed charge coverage ratio was 1.8 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

Accounts Receivable Securitization Program
The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2013, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of September 30, 2013, standby letters of credit of $20.5 million have been issued under the facility, which reduced the available borrowing capacity to $54.5 million.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Letter of Credit Agreements
The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The LC Agreements contain no financial ratios or financial covenants that the Company is required to maintain. The LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2013, the Company had letters of credit outstanding of $23.0 million (including $20.5 million which were issued under the accounts receivable securitization facility previously described within this Note), of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $73.1 million available as of September 30, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed. As of September 30, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $12.7 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $43.9 million as of September 30, 2013.

NOTE G — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit Pension, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Pension Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$—	$2,298	$—	$—	$82	$79
Interest cost	2,039	2,173	37	52	188	187
Expected return on plan assets	(3,438)	(3,016)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	1,834	—	—	—	—	—
Amortization of net actuarial loss and other	961	2,692	65	51	134	103
Net periodic benefit cost	$1,396	$4,147	$102	$103	$357	$322

	Nine Months Ended September 30
	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Pension Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)
Service cost	$4,734	$6,892	$—	$—	$248	$236
Interest cost	5,884	6,519	112	157	563	562
Expected return on plan assets	(9,747)	(9,048)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(142)	(142)
Pension settlement expense	1,834	—	—	—	—	—
Amortization of net actuarial loss and other	6,388	8,076	195	152	401	311
Net periodic benefit cost	$9,093	$12,439	$307	$309	$1,070	$967

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

The plan amendment resulted in a plan curtailment which was recorded as of June 30, 2013. The effect of the plan curtailment was a reduction of the projected benefit obligation (“PBO”) to the amount of the plan’s accumulated benefit obligation. The decrease in the PBO reduced the unrecognized net actuarial loss of the plan, which is reported on an after-tax basis in accumulated other comprehensive loss in the consolidated balance sheet, with no curtailment gain or loss recognized in current earnings. The unrecognized net actuarial loss of the plan was also reduced by the net actuarial gain which resulted from the remeasurement of the assets and PBO of the plan upon curtailment.

The elimination of service cost effective July 1, 2013 pursuant to the plan freeze and the reduction of the PBO upon plan curtailment reduced the estimated total service and interest cost for the plan year ending December 31, 2013. Because total 2013 lump-sum benefit distributions from the plan will exceed the estimated total annual service and interest cost of the plan, the Company recognized pension settlement expense of $1.8 million (pre-tax), or $0.04 per share, for the three and nine months ended September 30, 2013 related to the lump-sum benefit distributions year-to-date through September 30, 2013. The settlement expense was recorded as an operating expense and a reduction of the net actuarial loss of the plan as of September 30, 2013. The remaining pre-tax unrecognized net actuarial loss of $24.0 million at September 30, 2013 will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years.

The following table discloses the changes in the PBO and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2013:

Nonunion Defined Benefit Pension Plan
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at December 31, 2012	$260,950
Service cost	4,734
Interest cost	5,884
Actuarial gain and other(1)	(9,126)
Benefits paid	(18,201)
Curtailment	(29,262)
Projected benefit obligation at September 30, 2013	214,979
Change in plan assets
Fair value of plan assets at December 31, 2012	181,225
Actual return on plan assets	21,496
Employer contributions	17,800
Benefits paid	(18,201)
Fair value of plan assets at September 30, 2013	202,320
Funded status at September 30, 2013(2)	$(12,659)
Accumulated benefit obligation	$214,979

(1)
Net actuarial gains from remeasurements upon curtailment and settlement were impacted by actual returns on plan assets during the first six and nine month periods of 2013, respectively, that exceeded the assumed annualized return rate of 7.5%. The net actuarial gains upon curtailment and settlement were also impacted by changes in discount rates since the previous remeasurement date. The discount rate used to remeasure the PBO upon settlement was 3.7% and the discount rate used to remeasure the PBO upon curtailment was 3.9%, which compared to a rate of 3.1% as of the December 31, 2012 measurement date.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at September 30, 2013.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

During the nine months ended September 30, 2013, the Company contributed $17.8 million to the nonunion defined benefit pension plan and elected to apply the contributions to the 2012 plan year under the applicable funding rules of the Internal Revenue Code (the “IRC”). After application of the Company's contributions, the plan had an adjusted funding target attainment percentage (“AFTAP”) of 102.7% as of the January 1, 2013 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes. The Company’s required minimum contribution to its nonunion defined benefit pension plan for the 2013 plan year has been satisfied based upon currently available actuarial information.

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

NOTE H — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	September 30 2013	December 31 2012
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(27,924)	$(86,737)
Foreign currency translation	(715)	(662)
	(28,639)	(87,399)
After-tax amounts:
Unrecognized net periodic benefit costs	$(21,034)	$(56,968)
Foreign currency translation	(436)	(404)
	$(21,470)	$(57,372)

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2013:

	Total	Unrecognized Net Periodic Benefit Costs	Foreign Currency Translation
	(in thousands)
Balances at December 31, 2012	$(57,372)	$(56,968)	$(404)
Other comprehensive income (loss) before reclassifications	30,601	30,633	(32)
Amounts reclassified from accumulated other comprehensive loss	5,301	5,301	—
Net current-period other comprehensive income (loss)	35,902	35,934	(32)
Balances at September 30, 2013	$(21,470)	$(21,034)	$(436)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the nine months ended September 30, 2013:

Unrecognized Net Periodic Benefit Costs(1)(2)
(in thousands)
Amortization of actuarial loss	$(6,984)
Amortization of prior service credit	142
Settlement expense	(1,834)
Total, pre-tax	(8,676)
Tax benefit	3,375
Total, net of tax	$(5,301)

(1)	Amounts in parentheses indicate increases in expense or loss.

(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note G).

Dividends on Common Stock

On October 25, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of November 8, 2013.

The following table is a summary of dividends declared during the applicable quarter:

	2013		2012
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.03	$807	$0.03	$797
Second quarter	$0.03	$806	$0.03	$808
Third quarter	$0.03	$805	$0.03	$807
Fourth quarter	$0.03	$806	$0.03	$807

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I — SHARE-BASED COMPENSATION

Restricted Stock Awards

A summary of the Company’s restricted stock award program is presented below:

Units

Outstanding — January 1, 2013	1,281,480
Granted	—
Vested	(149,620)
Forfeited	(1,950)
Outstanding — September 30, 2013	1,129,910

On July 24, 2013, the Compensation and Nominating/Corporate Governance Committees approved an award of 296,800 restricted stock units that were granted on November 1, 2013.

Stock Options

A summary of the Company’s stock option program is presented below:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Intrinsic Value(2)(in thousands)
Outstanding — January 1, 2013	240,425	$27.40
Granted	—	—
Exercised	—	—
Forfeited	(98,000)	24.94
Outstanding — September 30, 2013(1)	142,425	$29.10	0.3	—

(1)	Options outstanding at September 30, 2013 are vested and available to be exercised.

(2)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on September 30, 2013 over the exercise price of the option.

As of September 30, 2013, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE J — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$13,982	$6,518	$5,465	$197
Effect of unvested restricted stock awards	(585)	(309)	(243)	(113)
Adjusted net income	$13,397	$6,209	$5,222	$84
Denominator:
Weighted-average shares	25,736,810	25,613,315	25,690,184	25,535,969
Earnings per common share	$0.52	$0.24	$0.20	$—
Diluted
Numerator:
Net income	$13,982	$6,518	$5,465	$197
Effect of unvested restricted stock awards	(585)	(309)	(243)	(113)
Adjusted net income	$13,397	$6,209	$5,222	$84
Denominator:
Weighted-average shares	25,736,810	25,613,315	25,690,184	25,535,969
Effect of dilutive securities	—	—	—	—
Adjusted weighted-average shares and assumed conversions	25,736,810	25,613,315	25,690,184	25,535,969
Earnings per common share	$0.52	$0.24	$0.20	$—

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the three and nine months ended September 30, 2013, outstanding stock awards of 0.8 million and for the three and nine months ended September 30, 2012, outstanding stock awards of 0.9 million and 0.5 million, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. Effective July 1, 2013, the Company formed a new operating segment, Domestic & Global Transportation Management, combining the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The strategic alignment of the sales and logistics functions related to these services into one reportable segment under a single executive management operating team better supports the delivery of these solutions and allows customers to gain greater awareness for these service offerings in an evolving marketplace. The Company's transportation brokerage operations were previously reported as the Truck Brokerage and Management segment and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within the Freight Transportation segment for the three and nine months ended September 30, 2012 and within "Other and eliminations" subsequent to December 31, 2012. There was no impact on consolidated amounts as a result of these reclassifications.

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

•
Premium Logistics & Expedited Freight Services includes the results of operations of Panther, which the Company acquired on June 15, 2012 (see Note C). The segment provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the Freight Transportation and Domestic & Global Transportation Management segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

Operations of the Premium Logistics & Expedited Freight Services segment are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedited shipments may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, but hurricanes and other weather events can result in higher demand for expedited services.

•
Domestic & Global Transportation Management, operating as ABF Logistics, Inc., includes the results of operations of the Company’s businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services.

The transportation brokerage and domestic and global supply chain service industries are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage and shipment levels. However, seasonal fluctuations are less apparent in the operating results of Domestic & Global Transportation Management than in the industry as a whole because of business growth in the segment.

•
Emergency & Preventative Maintenance includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers.

Emergency roadside services are impacted by weather conditions that affect commercial vehicle operations, and results of operations will be influenced by seasonal variations in business levels.

•
Household Goods Moving Services includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. For the three and nine months ended September 30, 2013, the Household Goods Moving Services segment includes the results of the logistics company acquired by Albert Companies, Inc. on May 31, 2013 (see Note C). Certain costs incurred by Household Goods Moving Services in support of ABF Freight System, Inc.’s

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

self-move services are allocated to Freight Transportation at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

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

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.The following table reflects reportable operating segment information for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in thousands)
OPERATING REVENUES
Freight Transportation(1)	$471,031	$450,156	$1,325,062	$1,287,020
Premium Logistics & Expedited Freight Services(2)	65,851	60,445	179,533	71,280
Domestic & Global Transportation Management(1)	28,669	17,342	74,554	44,954
Emergency & Preventative Maintenance	37,047	32,785	102,504	85,264
Household Goods Moving Services	30,530	25,702	65,358	61,233
Other and eliminations	(9,714)	(8,884)	(26,012)	(20,795)
Total consolidated operating revenues	$623,414	$577,546	$1,720,999	$1,528,956
OPERATING EXPENSES AND COSTS
Freight Transportation(1)
Salaries, wages, and benefits	$276,683	$272,102	$816,502	$806,158
Fuel, supplies, and expenses	84,714	83,777	250,486	247,113
Operating taxes and licenses	10,864	10,890	32,793	32,514
Insurance	6,858	4,942	17,410	15,408
Communications and utilities	3,724	3,811	11,535	11,069
Depreciation and amortization	17,621	20,366	56,162	58,403
Rents and purchased transportation	50,507	44,015	133,236	116,912
Gain on sale of property and equipment	(93)	(65)	(487)	(578)
Pension settlement expense	1,612	—	1,612	—
Other	1,325	1,841	5,649	5,781
Total Freight Transportation	453,815	441,679	1,324,898	1,292,780
Premium Logistics & Expedited Freight Services(2)
Purchased transportation	50,220	46,260	137,489	54,507
Depreciation and amortization	2,665	2,491	7,809	2,965
Other	9,864	10,890	30,490	12,524
Total Premium Logistics & Expedited Freight Services	62,749	59,641	175,788	69,996
Domestic & Global Transportation Management(1)	28,128	16,671	72,990	43,297
Emergency & Preventative Maintenance	36,202	31,913	100,137	83,834
Household Goods Moving Services	28,695	24,277	62,806	60,435
Other and eliminations(3)	(6,677)	(8,868)	(21,188)	(17,833)
Total consolidated operating expenses and costs	$602,912	$565,313	$1,715,431	$1,532,509
OPERATING INCOME (LOSS)
Freight Transportation(1)	$17,216	$8,477	$164	$(5,760)
Premium Logistics & Expedited Freight Services(2)	3,102	804	3,745	1,284
Domestic & Global Transportation Management(1)	541	671	1,564	1,657
Emergency & Preventative Maintenance	845	872	2,367	1,430
Household Goods Moving Services	1,835	1,425	2,552	798
Other and eliminations(3)	(3,037)	(16)	(4,824)	(2,962)
Total consolidated operating income (loss)	$20,502	$12,233	$5,568	$(3,553)
OTHER INCOME (EXPENSE)
Interest and dividend income(2)	167	155	499	623
Interest expense and other related financing costs(2)	(993)	(1,609)	(3,279)	(3,863)
Other, net(4)	1,328	997	2,778	2,117
Total other income (expense)	502	(457)	(2)	(1,123)
INCOME (LOSS) BEFORE INCOME TAXES	$21,004	$11,776	$5,566	$(4,676)

(1)
As previously discussed in this Note, certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation which includes the Domestic & Global Transportation Management segment formed in third quarter 2013.

(2)	Includes operations of the Premium Logistics & Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(3)	The 2013 periods include a $1.4 million workers' compensation expense adjustment.

(4)	Includes changes in cash surrender value and proceeds of life insurance policies.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects assets by reportable operating segment:

	September 30 2013	December 31 2012
	(in thousands)
ASSETS
Freight Transportation(1)	$550,612	$550,676
Premium Logistics & Expedited Freight Services	221,344	222,280
Domestic & Global Transportation Management(1)	23,418	15,437
Emergency & Preventative Maintenance	21,128	18,413
Household Goods Moving Services	25,611	21,754
Other and eliminations(1)	196,010	205,902
	$1,038,123	$1,034,462

(1)
As previously discussed in this Note, certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation which includes the Domestic & Global Transportation Management segment formed in third quarter 2013.

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

Legal Proceedings

National Master Freight Agreement
On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the NMFA for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc., and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Trial Court”) against the parties previously named and Teamster Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit sought appointment of a third-party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Trial Court to rule on the lawsuit. ABF Freight System, Inc. claimed in these proceedings that the IBT and the other named parties violated the NMFA by granting certain wage and other concessions to YRC but not to ABF. The lawsuit was initially dismissed by the Trial Court on December 20, 2010 and then reinstated by the United States Court of Appeals for the Eighth Circuit (St. Louis) (the "Court of Appeals") on April 12, 2011. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On August 1, 2012, the Trial Court dismissed the lawsuit for a second time. ABF Freight System, Inc. appealed the dismissal to the Court of Appeals, but on August 30, 2013, the Court of Appeals affirmed the Trial Court's decision to dismiss the lawsuit. ABF elected not to pursue additional appeals and the lawsuit is now concluded.

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 65 underground tanks located in 20 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

At September 30, 2013 and December 31, 2012, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Arkansas Best Corporation (the “Company”) is a freight transportation services and integrated logistics solutions provider with five reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF”). The Company’s other reportable operating segments are the following non-asset-based businesses: Premium Logistics & Expedited Freight Services, Domestic & Global Transportation Management, Emergency & Preventative Maintenance, and Household Goods Moving Services. The Company’s non-asset-based segments represent emerging lines of business which provide a complementary set of transportation, logistics, and related solutions to the Freight Transportation segment. (See additional segment description in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation. Effective July 1, 2013, the Company formed a new operating segment, Domestic & Global Transportation Management, combining the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The Company's transportation brokerage operations were previously reported as the Truck Brokerage and Management segment and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within the Freight Transportation segment for the three and nine months ended September 30, 2012 and within "Other and eliminations" subsequent to December 31, 2013. There was no impact on consolidated amounts as a result of these reclassifications.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Results of Operations

Consolidated Results

	Nine Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012(1)
	(in thousands)
OPERATING REVENUES
Freight Transportation(1)	$471,031	$450,156	$1,325,062	$1,287,020
Premium Logistics & Expedited Freight Services(2)	65,851	60,445	179,533	71,280
Domestic & Global Transportation Management(1)	28,669	17,342	74,554	44,954
Emergency & Preventative Maintenance	37,047	32,785	102,504	85,264
Household Goods Moving Services	30,530	25,702	65,358	61,233
Other and eliminations	(9,714)	(8,884)	(26,012)	(20,795)
Total consolidated operating revenues	$623,414	$577,546	$1,720,999	$1,528,956
OPERATING INCOME (LOSS)
Freight Transportation(1)	$17,216	$8,477	$164	$(5,760)
Premium Logistics & Expedited Freight Services(2)	3,102	804	3,745	1,284
Domestic & Global Transportation Management(1)	541	671	1,564	1,657
Emergency & Preventative Maintenance	845	872	2,367	1,430
Household Goods Moving Services	1,835	1,425	2,552	798
Other and eliminations(3)	(3,037)	(16)	(4,824)	(2,962)
Total consolidated operating income (loss)	$20,502	$12,233	$5,568	$(3,553)
NET INCOME	$13,982	$6,518	$5,465	$197
DILUTED EARNINGS PER SHARE	$0.52	$0.24	$0.20	$—

(1)
As previously discussed in the General section of MD&A, certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation which includes the Domestic & Global Transportation Management segment formed in third quarter 2013.

(2)	Includes operations of Panther since the June 15, 2012 acquisition date.

(3)	The 2013 periods include a $1.4 million workers' compensation expense adjustment.

Consolidated revenues for the three and nine months ended September 30, 2013 increased 7.9% and 12.6%, respectively, compared to the same prior-year periods, with all segments reporting revenue growth. The consolidated revenue increase was driven by the non-asset-based businesses which, on a combined basis, grew revenues 18.9% and 60.6% for the three and nine months ended September 30, 2013, respectively. For the nine months ended September 30, 2013, the consolidated revenue increase primarily reflected the revenues of Panther Expedited Services, Inc. which was acquired by the Company on June 15, 2012 and is reported as the Premium Logistics & Expedited Freight Services segment. Total non-asset-based segments generated approximately 24% of total revenues (before other revenues and intercompany eliminations) for the nine months ended September 30, 2013. Freight Transportation revenues, which represented 76% of the Company’s consolidated revenues (before other revenues and intercompany eliminations) for the year-to-date period, were 4.6% and 3.0% higher for the three and nine months ended September 30, 2013, respectively, and 3.8% and 3.2% higher on a per-day basis for the three and nine months ended September 30, 2013, respectively, compared to the same prior-year periods. The Freight Transportation revenue improvements were primarily due to the impact of an increase in tonnage.

Total consolidated operating income, net income, and earnings per share for the three and nine months ended September 30, 2013 improved significantly compared to the same prior year periods. For the nine months ended September 30, 2013, consolidated net income and earnings per share included a tax benefit of $0.8 million related to the reversal of previously established deferred tax asset valuation allowances and settlement expense of $1.8 million (pre-tax) as described in the following paragraph. For the nine months ended September 30, 2012, consolidated net income and earnings per share included a tax benefit of $3.7 million related to the reversal of previously established deferred tax asset valuation allowances (as further described in the Income Taxes section of MD&A) and transactions costs of $2.1 million (pre-tax) related to the Panther acquisition. The combined net effect of these

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

items positively impacted the year-over-year consolidated net income comparison by approximately $0.11 per share for the nine month period. Excluding the effect of these items, the consolidated operating income (loss), net income, and earnings per share for 2013 and 2012 primarily reflect the tonnage-driven improved operating results of the Freight Transportation segment which are discussed in further detail within the Freight Transportation Segment sections of Results of Operations.

Nonunion Defined Benefit Pension Plan
In June 2013, the Company amended its nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze the participants’ final average compensation and years of credited service as of July 1, 2013 (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The plan amendment resulted in a plan curtailment which reduced the pension liability and the pre-tax unrecognized net actuarial loss of the plan by $46.3 million as of June 30, 2013. The elimination of service cost effective July 1, 2013 pursuant to the plan freeze and the reduction of the PBO upon plan curtailment reduced the estimated total service and interest cost for the plan year ending December 31, 2013. For the three months ended September 30, 2013, the Company recognized a net periodic benefit credit for the nonunion defined benefit plan of $0.4 million (before settlement expense) compared to net periodic benefit cost of $4.1 million for the same prior year period. The net reduction in nonunion defined benefit pension expense in 2013 and future periods is expected to be offset, in part, by discretionary contributions under the defined contribution feature of the Company’s nonunion defined contribution plan for which the participants of the nonunion defined benefit pension plan who are active employees of the Company became eligible as of July 1, 2013.

Because total 2013 lump-sum benefit distributions from the plan will exceed the estimated total annual service and interest cost of the plan, the Company recognized pension settlement expense of $1.8 million (pre-tax), or $0.04 per share, for the three and nine months ended September 30, 2013 related to the lump-sum benefit distributions year-to-date through September 30, 2013. The settlement expense was recorded as an operating expense and a reduction of the pre-tax net actuarial loss of the plan as of September 30, 2013. Settlement expense to be recognized in fourth quarter 2013 is expected to be in the range of $0.5 million to $0.7 million. The Company may incur settlement expense in 2014 if annual lump-sum benefit distributions are estimated to exceed the annual interest cost of the plan.

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

Consolidated EBITDA increased 15.0% and 16.2% for the three and nine months ended September 30, 2013, respectively, versus the same prior-year periods. The third quarter 2013 consolidated EBITDA increase primarily reflected the improved earnings of the Freight Transportation segment and the cash flow from the operations of the Premium Logistics & Expedited Freight Services segment. The increase in consolidated EBITDA for the nine months ended September 30, 2013 was primarily due to the cash flow from Panther’s operations for the full year-to-date period versus the comparable 2012 period which only included Panther’s results since the June 15, 2012 acquisition date. Improved operating results of the other non-asset-based segments also contributed to the consolidated EBITDA growth for the nine months ended September 30, 2013.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(in thousands)
CONSOLIDATED EBITDA
Net income	$13,982	$6,518	$5,465	$197
Interest expense	993	1,609	3,279	3,863
Income taxes (benefits)	7,022	5,258	101	(4,873)
Depreciation and amortization(1)	21,569	23,820	67,569	63,990
Amortization of share based compensation	1,095	1,369	3,579	4,711
Amortization of net actuarial losses and settlement expense of benefit plans	2,994	2,846	8,818	8,539
	$47,655	$41,420	$88,811	$76,427

(1)
Includes amortization of intangibles of $1.0 million and $3.1 million for the three and nine months ended September 30, 2013, respectively (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

EBITDA is a primary component of the financial covenants to the Company’s Term Loan (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income, or earnings per share, as determined under GAAP. Other companies may calculate EBITDA differently; therefore, the Company’s EBITDA may not be comparable to similarly titled measures of other companies.

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

As of September 2013, approximately 75% of ABF’s employees were covered under a collective bargaining agreement, the National Master Freight Agreement (the “NMFA”), with the International Brotherhood of Teamsters (the “IBT”). On June 27, 2013, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “2013 ABF NMFA”), was ratified by a majority of ABF’s IBT member employees who chose to vote. Following resolution of the supplements to the 2013 ABF NMFA which were not approved at the time the collective bargaining agreement was ratified, the IBT implemented the 2013 ABF NMFA on November 3, 2013. The 2013 ABF NMFA will remain in effect through March 31, 2018. The primary changes to the labor agreement under the 2013 ABF NMFA include a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1 in the fifth year of the contract; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes will be effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The 2013 ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF's employees who are members of the IBT for which the rate increases were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase is an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the 2013 ABF NMFA. For subsequent years, the compounded annual contractual wage and benefit contribution rates are estimated to increase approximately 2.5% to 3.0% through the end of the agreement.

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF network to reflect changes in customer demands and to reconcile ABF’s infrastructure with tonnage levels and the proximity of customer freight. The ABF network operates under a labor cost structure which is largely determined by ABF’s contractual obligations under its collective bargaining agreement with the IBT. Because of ABF’s labor cost structure, the Company is currently evaluating adjustments to the ABF network, including the closure of certain terminals and distribution centers. The costs to relocate certain operations in connection with the potential ABF network changes are not expected to be material. Any network changes will be made in consideration of customer service levels and other relevant factors. There can be no assurances that these changes, if made, will result in a material improvement of ABF’s results of operations.

ABF’s operating performance is generally evaluated by comparison to the same prior-year periods due to seasonal fluctuations which affect tonnage and shipment levels. The key performance factors and operating results of ABF are discussed in the following paragraphs.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Tonnage
ABF’s tonnage levels for the three and nine months ended September 30, 2013 increased 3.5% and 3.9%, respectively, on a per-day basis compared to the same prior-year periods, with average tonnage per day above the prior year in each month during the 2013 periods. Quarterly tonnage levels have fluctuated significantly in recent years. From third quarter 2011 through third quarter 2012, ABF experienced quarterly decreases in year-over-year tonnage per day, which were influenced by ABF’s initiatives to improve account profitability and which led to year-over-year increases in billed revenue per hundredweight for each quarter of 2012. The year-over-year daily tonnage increases of 6.7%, 1.7%, and 3.5% in the first, second, and third quarters of 2013, respectively, compared favorably to the 2012 tonnage levels, which were lower than the previous year. ABF’s tonnage increases for the three and nine months ended September 30, 2013 were influenced by business growth in the regional markets (length of haul within 1,000 miles). The impact of general economic conditions and ABF’s pricing approaches, as further discussed in the following Pricing section, may continue to impact ABF’s tonnage levels and, as such, there can be no assurances that ABF will achieve improvements in its current operating results. For the month of October 2013, ABF’s average daily total tonnage increased 2% to 3% compared to October 2012 which experienced a tonnage decline of 3% versus the prior year, in part, due to the effect of Hurricane Sandy. ABF’s revenues for the month of October 2013 were 6% to 7% above October 2012 on a per-day basis, reflecting a combination of higher revenue per hundredweight and the tonnage improvement. Tonnage comparisons versus the prior year will be more challenging in future months as business volumes began to produce year-over-year improvement in November 2012.

Pricing
Another key to ABF’s operating performance is the industry pricing environment which influences ABF’s ability to obtain appropriate margins and price increases on customer accounts to offset operating cost increases experienced by ABF. Externally, ABF’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 35% of ABF’s business is subject to ABF’s base less-than-truckload (“LTL”) tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF’s business are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the tonnage related to this business is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF to the customer, and current market conditions.

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

Total billed revenue per hundredweight including fuel surcharges for third quarter 2013 was 0.7% higher than third quarter 2012. However, total billed revenue per hundredweight decreased 0.5% during the nine months ended September 30, 2013 compared to the same prior-year period, reflecting the effect of lower pricing during first quarter 2013. ABF took a more cautious approach to its overall account evaluation during the first quarter of 2013 emphasizing retention of customer accounts during the seasonally slower months, but shifted this focus toward yield improvement during the second and third quarters of 2013. In addition, the May 2013 general rate increase, improvements in contractual and deferred pricing agreements, and price increases obtained on volume quote truckload-rated shipments, as further discussed in ABF Results within the Freight Transportation Segment section of Results of Operations, contributed to the improvement in total billed revenue per hundredweight measure in third quarter 2013. The competitive environment could continue to limit ABF from securing adequate increases in base LTL freight rates and limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2013, the fuel surcharge mechanism generally continued to have market acceptance among ABF customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs
ABF is generally effective in managing its costs to business levels. ABF’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in Freight Transportation operating expenses and costs as salaries, wages, and benefits, amounted to 58.7% and 61.6% of ABF’s revenues for the three and nine months ended September 30, 2013, respectively, compared to 60.4% and 62.6% for the same periods of 2012. Labor costs, including retirement and health care benefits for ABF’s contractual employees that are provided by a number of multiemployer plans (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF’s labor agreement primarily with the IBT and other related supplemental agreements.

ABF operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF. Under its collective bargaining agreement, ABF continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF. Information provided by a large multiemployer pension plan to which the Company contributes indicates that more than 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share. These competitive actions in recent years have limited ABF’s ability to maintain or increase base freight rates to sufficient levels. ABF has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results. The Company expects the combined effect of immediate cost reductions under the 2013 ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules, as previously discussed in this section of Results of Operations, to be crucial steps in more closely aligning ABF’s labor cost structure with that of its competitors.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Freight Transportation Segment: ABF Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
ABF OPERATING EXPENSES AND COSTS
Salaries, wages, and benefits	58.7%	60.4%	61.6%	62.6%
Fuel, supplies, and expenses	18.0	18.6	18.9	19.2
Operating taxes and licenses	2.3	2.4	2.5	2.5
Insurance	1.5	1.1	1.3	1.2
Communications and utilities	0.8	0.8	0.9	0.9
Depreciation and amortization	3.7	4.5	4.2	4.5
Rents and purchased transportation	10.7	9.8	10.1	9.1
Pension settlement expense	0.3	—	0.1	—
Other	0.3	0.5	0.4	0.4
	96.3%	98.1%	100.0%	100.4%
ABF Operating Income (Loss)	3.7%	1.9%	—%	(0.4)%

The following table provides a comparison of key operating statistics for ABF:

	Three Months Ended September 30			Nine Months Ended September 30
	2013(1)	2012(1)	% Change	2013(1)	2012(1)	% Change
Workdays	63.5	63.0		190.0	190.5
Billed revenue(2) per hundredweight, including fuel surcharges	$28.67	$28.46	0.7%	$27.78	$27.92	(0.5)%
Pounds	1,636,942,467	1,569,425,155	4.3%	4,786,109,875	4,618,779,609	3.6%
Pounds per day	25,778,622	24,911,510	3.5%	25,190,052	24,245,562	3.9%
Shipments per DSY(3) hour	0.472	0.466	1.3%	0.474	0.476	(0.4)%
Pounds per DSY(3) hour	642.13	641.01	0.2%	650.13	644.83	0.8%
Pounds per shipment	1,362	1,375	(0.9)%	1,372	1,354	1.3%
Pounds per mile(4)	20.17	19.23	4.9%	20.31	19.59	3.7%

(1)
Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation, primarily the exclusion of the operating information of the businesses providing ocean shipping solutions and transportation and warehouse management services from Freight Transportation key operating statistics (see General section of MD&A).

(2)
Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes. Billed revenue has been adjusted to exclude intercompany revenue that is not related to freight transportation services.

(3)
Dock, street, and yard (“DSY”) measures are further discussed in ABF Operating Expenses within this section of ABF Results. ABF uses shipments per DSY hour to measure labor efficiency in ABF’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(4)
Total pounds per mile is used by ABF to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used.

ABF Revenues
ABF’s revenues for the three and nine months ended September 30, 2013 were $471.0 million and $1,325.1 million, respectively, compared to $450.2 million and $1,287.0 million for the same periods in 2012. ABF’s revenues per day for the three- and nine-month periods ended September 30, 2013 were 3.8% and 3.2% higher than the same periods of 2012, respectively, primarily reflecting increases in tonnage per day of 3.5% and 3.9% for the three- and nine-month periods ended September 30, 2013,

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

respectively. ABF’s billed revenue per hundredweight, including fuel surcharges, for third quarter 2013 was 0.7% higher than third quarter 2012, but decreased 0.5% for the nine-month period ended September 30, 2013.

ABF’s tonnage improvement for the three and nine months ended September 30, 2013 compared to the same periods of 2012 reflected growth in the regional markets (length of haul within 1,000 miles). The tonnage increases compared favorably to a decline in tonnage per day of 1.3% and 6.1% experienced in the three and nine months ended September 30, 2012, respectively, versus the same prior-year periods. For the three and nine months ended September 30, 2013, the year-over-year tonnage growth reflected 4.5% and 2.6% increases in the number of shipments per day.

Effective May 28, 2013 and June 25, 2012, ABF implemented a nominal general rate increase on its LTL base rate tariffs of 5.9% and 6.9%, respectively, although the amounts vary by lane and shipment characteristics. During the nine months ended September 30, 2013 prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of approximately 3% to 4% compared to the same prior-year period.

The 0.5% decrease in total billed revenue per hundredweight for the nine months ended September 30, 2013, compared to the same period of 2012, reflects a more cautious approach to account pricing in first quarter 2013 focused on retention of customer accounts during the seasonally slower months, with a shift toward emphasizing yield improvement during the second and third quarters of 2013. The 0.7% increase in total billed revenue per hundredweight for the three months ended September 30, 2013 reflects the impact of the May 2013 general rate increase, improvements in contractual and deferred pricing agreements, and price increases obtained on volume quote truckload-rated shipments. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF’s traditional LTL business for the three and nine months ended September 30, 2013 was slightly higher compared to the same periods of 2012. The ABF Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Operating Income (Loss)
ABF generated operating income of $17.2 million and $0.2 million during the three and nine months ended September 30, 2013, respectively, compared to operating income of $8.5 million and an operating loss of $5.8 million for the same periods in 2012. ABF’s operating ratios of 96.3% and 100.0% for the three and nine months ended September 30, 2013, respectively, improved from 98.1% and 100.4% in the same periods in 2012. Although ABF’s revenue increased as a result of improved tonnage levels for the three and nine months ended September 30, 2013, ABF’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other increases in cost elements. The impact of recessionary economic conditions during recent periods on tonnage and industry pricing levels continues to have a significant influence on ABF’s operating results. ABF’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Operating Expenses
Labor costs, which are reported in operating expenses and costs of the Freight Transportation segment as salaries, wages, and benefits decreased 1.7% and 1.0% as a percentage of revenue for the three- and nine-month periods ended September 30, 2013, primarily reflecting that portions of salaries, wages, and benefits are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges.

Salaries, wages, and benefits costs increased $4.6 million and $10.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same prior-year periods. The expense increases in the 2013 periods reflect higher contractual wage and benefit costs related to ABF’s union workforce under the NMFA combined with the impact of higher tonnage levels. The annual contractual wage increases effective primarily on April 1, 2012 averaged 1.9% and the health, welfare, and pension benefit contribution rates for contractual employees increased an average of 3.6%, effective primarily on August 1, 2012. Because of the negotiation process of the 2013 ABF NMFA, contractual wage rates did not change on April 1, 2013, but decreased 7% effective November 3, 2013 upon implementation of the 2013 ABF NMFA. The health, welfare, and pension benefit contribution rate increases under the 2013 ABF NMFA were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase is an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the 2013 ABF NMFA. For subsequent years, the compounded annual contractual wage and benefit contribution rates are estimated to increase approximately 2.5% to 3.0% through the end of the agreement.

Although ABF manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF system to corresponding tonnage levels

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

are limited as ABF maintains customer service during periods of lower tonnage levels. For the three and nine months ended September 30, 2013, salaries, wages, and benefits expense was favorably impacted by managing labor costs to business levels, as demonstrated by the productivity measures in the previous table, including increases in pounds per DSY hour and increases in pounds per mile, compared to the same prior-year periods. These productivity measures were favorably influenced by increased tonnage and higher utilization of rail service. Shipments per DSY hour for the nine months ended September 30, 2013, were slightly lower than the same period in 2012, reflecting unfavorable changes in customer account profile and mix during 2013.

As previously discussed in Consolidated Results within the Results of Operations section of MD&A, the curtailment of the Company's nonunion defined benefit pension plan related to the plan freeze effective July 1, 2013 resulted in a decrease in nonunion pension expense for third quarter 2013, which was partially offset by accrued discretionary contributions under the defined contribution feature of the Company’s nonunion defined contribution plan for which the participants of the nonunion defined benefit pension plan who are active employees of the Company became eligible as of July 1, 2013. The net decrease in salaries, wages, and benefits expense related to these plan changes was $1.6 million, or 0.4% as a percentage of revenue, for the three months ended September 30, 2013 compared to the same period of 2012.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.6% and 0.3% for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012, primarily due to lower fuel costs. The decline in fuel costs reflects an increase in rail utilization, improved management of equipment repositioning, and, for the three month period, lower fuel prices. ABF's average fuel price per gallon, excluding taxes, decreased 0.6% for the three-month period ended September 30, 2013 and were consistent for the nine-month period ended September 30, 2013 compared to the same periods of 2012.

Depreciation and amortization as a percentage of revenue decreased 0.8% and 0.3% for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. The decreases are primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements. The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT which was implemented on November 3, 2013 for the contract period subsequent to March 31, 2013. Accordingly, ABF’s purchases of revenue equipment have been at sharply lower levels during 2013. As existing revenue equipment is held for longer periods, ABF has and may continue to incur increased expenditures for maintenance costs.

Rents and purchased transportation as a percentage of revenue increased by 0.9% and 1.0% for the three and nine months ended September 30, 2013, respectively, compared to the same periods of 2012. The increases were primarily attributable to higher rail utilization, including increased associated fuel surcharges. Rail miles increased to 17.1% and 15.8% of total linehaul miles for the three and nine months ended September 30, 2013, respectively, compared to 15.8% and 14.5% for the same periods in 2012.

Non-Asset-Based Reportable Operating Segments

The operations of the Company’s non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2012 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics services combined with economic factors which influence changes in business levels.

For the three and nine months ended September 30, 2013, the combined revenues of the Company’s non-asset-based operating segments totaled $162.1 million and $421.9 million, respectively, versus $136.3 million and $262.7 million in the same periods of 2012, with revenue growth experienced in each of the non-asset-based operating segments. Non-asset-based revenues accounted for approximately 26% and 24% of total consolidated revenues, before other revenues and intercompany eliminations, for the three and nine months ended September 30, 2013, respectively, compared to 23% and 17% in the same prior year periods. For the nine months ended September 30, 2013, the revenue increase was primarily related to the acquired operations of Panther, as reported in the Premium Logistics & Expedited Freight Services segment.

The June 15, 2012 acquisition of Panther (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) was a key component of the Company’s strategy to offer customers more end-to-end logistics solutions and expertise in response to their complex supply chain and unique shipping needs. By building the non-asset-based operating segments as a strong foundation of complementary business solutions to the Freight Transportation segment, the Company is better positioned to serve the changing marketplace in ABF’s traditional markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non-asset-based operating segments in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

As previously discussed in the General section of MD&A, Domestic & Global Transportation Management was formed as a new operating segment effective July 1, 2013, and certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year segment presentation. Domestic & Global Transportation Management includes the Company's businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services. The strategic alignment of the Company's transportation management businesses into one reportable segment under a single executive management operating team will better allow the Company to deliver integrated solutions to its existing customers and enhance the Company’s position in the evolving logistics marketplace by meeting the complex supply chain needs of new customers.

Premium Logistics & Expedited Freight Services
The Premium Logistics & Expedited Freight Services segment generated operating income of $3.1 million and $3.7 million on revenues of $65.9 million and $179.5 million for the three and nine months ended September 30, 2013, respectively. The segment experienced year-over-year demand and margin improvements in the third quarter of 2013 resulting in a $5.4 million, or 8.9%, increase in third quarter 2013 revenue and a $2.3 million increase in third quarter operating income versus the same prior year period. Panther’s year-to-date results have been impacted by investments made in sales and service locations for future growth which have begun to yield positive results. Improvements were reported on a sequential basis as third quarter 2013 revenues increased by $5.4 million, or 9.0%, and third quarter 2013 operating income increased by $1.6 million compared to second quarter 2013.

Domestic & Global Transportation Management
Domestic & Global Transportation Management revenues which totaled $28.7 million and $74.6 million for the three and nine months ended September 30, 2013, respectively, increased 65.3% and 65.8% from the same periods in 2012. The increase in revenues was related to business growth in transportation brokerage, ocean container transport services, and warehouse management, reflecting an expanded customer base. Domestic & Global Transportation Management's operating income decreased $0.1 million in each of the three- and nine-month periods ended September 30, 2013 compared to the same prior-year periods, due primarily to incremental operating costs of investments in personnel and technology to support future growth and higher costs related to unfavorable claims experience.

Emergency & Preventative Maintenance
Emergency & Preventative Maintenance revenues which totaled $37.0 million and $102.5 million for the three and nine months ended September 30, 2013, respectively, increased 13.0% and 20.2% from the same prior-year periods. The revenue growth was driven primarily by an increase in customer maintenance service events attributable to new customers. Emergency & Preventative Maintenance’s operating income decreased slightly for the three-month period ended September 30, 2013 compared to the same period in 2012 reflecting increased operating costs associated with investments in personnel and technology for future business growth. Operating income increased to $2.4 million for the nine months ended September 30, 2013, from $1.4 million for the same period in 2012, primarily reflecting the revenue growth and improved pricing per event.

Household Goods Moving Services
Revenues of Household Goods Moving Services totaled $30.5 million and $65.4 million for the three and nine months ended September 30, 2013, respectively, for an increase of 18.8% and 6.7%, respectively, compared to the same periods of 2012. Household Goods Moving Services reported operating income of $1.8 million and $2.6 million for the three and nine months ended September 30, 2013, respectively, compared to $1.4 million and $0.8 million for the same periods in 2012. The improved operating results in 2013 were primarily attributable to increased shipment volume, a portion of which was influenced by the small logistics company acquired on May 31, 2013 (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and cost reductions and efficiencies gained from investments made in 2012.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)
As presented in the following table, each of the non-asset-based segments generated positive EBITDA for the three- and nine-month periods ended September 30, 2013. On a combined basis, the non-asset-based segments generated $9.7 million and $19.8 million of EBITDA for the three- and nine-month periods ended September 30, 2013, respectively, compared to $6.6 million and $9.3 million of EBITDA in the same periods of 2012. The year-over-year increases were primarily driven by the Premium Logistics & Expedited Freight Services operations.

	Three Months Ended September 30
	2013			2012
	Operating Income(1)	Depreciation and Amortization(2)	EBITDA	Operating Income(1)	Depreciation and Amortization	EBITDA
	(in thousands)
Premium Logistics & Expedited Freight Services	$3,102	$2,665	$5,767	$804	$2,491	$3,295
Domestic & Global Transportation Management	541	171	712	671	91	762
Emergency & Preventative Maintenance	845	138	983	872	124	996
Household Goods Moving Services	1,835	354	2,189	1,425	169	1,594
Total non-asset-based segments	$6,323	$3,328	$9,651	$3,772	$2,875	$6,647

	Nine Months Ended September 30
	2013			2012
	Operating Income(1)	Depreciation and Amortization(2)	EBITDA	Operating Income(1)	Depreciation and Amortization	EBITDA
	(in thousands)
Premium Logistics & Expedited Freight Services	$3,745	$7,809	$11,554	$1,284	$2,965	$4,249
Domestic & Global Transportation Management	1,564	449	2,013	1,657	245	1,902
Emergency & Preventative Maintenance	2,367	400	2,767	1,430	373	1,803
Household Goods Moving Services	2,552	880	3,432	798	527	1,325
Total non-asset-based segments	$10,228	$9,538	$19,766	$5,169	$4,110	$9,279

(1)
The calculation of EBITDA as presented in this table begins with Operating Income, as Other Income (Expense) and Income Taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)
For the Premium Logistics & Expedited Freight Services segment, includes amortization of acquired intangibles for the three and nine months ended September 30, 2013 of $1.0 million and $3.1 million, respectively, and amortization of acquired software for the three and nine months ended September 30, 2013 of $1.1 million and $3.4 million, respectively (see Note D to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Premium Logistics & Expedited Freight Services segment due to the significant amount of intangible and software amortization costs included in the segment’s operating results. However, these financial measures should not be construed as better measurements than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Seasonality

The Company’s operations are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the Freight Transportation and Domestic & Global Transportation Management segments. Earnings are adversely affected by the impact of inclement weather conditions on the freight shipments and operating costs of these segments. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.

Expedited shipments of the Premium Logistics & Expedited Freight Services segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the Premium Logistics & Expedited Freight Services segment, but hurricanes and other weather events can result in higher demand for expedited services.

Emergency roadside service events of the Emergency & Preventative Maintenance segment are impacted by weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by the variation in service event volume.

Business levels of the Household Goods Moving Services segment are generally higher in the second and third quarters as the demand for moving services is typically higher in the summer months.

Current Economic Conditions

Given the economic environment and the uncertainties regarding the potential impact on the Company’s business, primarily in the Freight Transportation and the Premium Logistics & Expedited Freight Services segments, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate. Panther, which constitutes the Premium Logistics & Expedited Freight Services segment, is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If the Company’s assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may be triggered and may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on the Company’s financial condition and operating results.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30 2013	December 31 2012
	(in thousands)
Cash and cash equivalents(1)	$107,611	$90,702
Short-term investments, primarily FDIC-insured certificates of deposit	28,573	29,054
Total unrestricted	136,184	119,756
Restricted(2)	1,902	9,658
Total(3)	$138,086	$129,414

(1)	Cash equivalents consist of money market funds and variable rate demand notes.

(2)
Restricted cash, cash equivalents, and short-term investments represent certificates of deposit and cash deposits pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)
Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At September 30, 2013 and December 31, 2012, cash, cash equivalents, and certificates of deposit of $53.6 million and $53.8 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments increased $16.4 million from December 31, 2012 to September 30, 2013. The increase in unrestricted funds, as discussed below, was impacted by a $7.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with an uncollateralized letter of credit under the accounts receivable securitization agreement (see the following Financing Arrangements section of Liquidity and Capital Resources).

During the nine months ended September 30, 2013, cash provided by operations of $66.3 million was used to repay $31.8 million of long-term debt related to the Term Loan (further described in the following Financing Arrangements section), capital leases, and notes payable; fund $11.2 million of capital expenditures net of proceeds from asset sales; fund the acquisition of a privately-owned logistics company for net cash consideration of $4.1 million (see Note C to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); pay dividends of $2.4 million on Common Stock; and pay $2.0 million of bank overdrafts (representing checks issued that are later funded when cleared through banks). Cash provided by operating activities during the nine months ended September 30, 2013 was $18.1 million above the same prior-year period primarily due to improved operating results. Contributions to the nonunion defined benefit pension plan were relatively comparable totaling $17.8 million and $18.0 million during the nine months ended September 30, 2013 and 2012, respectively.

Unrestricted cash, cash equivalents, and short-term investments decreased $56.2 million from December 31, 2011 to September 30, 2012. The decrease in unrestricted funds was partially offset by the reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond program during the nine months ended September 30, 2012, which resulted in releasing the restrictions on $42.9 million of cash held as collateral. During the nine months ended September 30, 2012, cash provided by operations of $48.1 million and cash equivalents and short-term investments on hand were used to fund $80.8 million of the Panther acquisition ($100.0 million of the purchase price was funded through the Term Loan further described in the following Financing Arrangements section); fund $26.8 million of capital expenditures net of proceeds from asset sales; repay $22.6 million of long-term debt related to capital leases and notes payable; pay $7.8 million of bank overdrafts; pay dividends of $2.4 million on Common Stock; and pay $1.5 million of financing fees. During the nine months ended September 30, 2012, ABF financed the acquisition of $38.0 million in revenue equipment (tractors and trailers) through note payable arrangements.

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

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of September 30, 2013, the Company was in compliance with the covenants. For the reporting period ended September 30, 2013, the Company’s fixed charge coverage ratio was 1.8 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

Accounts Receivable Securitization Program
The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this agreement, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2013 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of September 30, 2013, standby letters of credit of $20.5 million have been issued under the facility, which reduced the available borrowing capacity to $54.5 million.

Letter of Credit Agreements
The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous Accounts Receivable Securitization Program section. The LC Agreements contain no financial ratios or financial covenants that the Company is required to maintain. As of September 30, 2013, the Company had $23.0 million of letters of credit outstanding (including $20.5 million which were issued under the accounts receivable securitization facility previously described within this Financing Arrangements section), of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $73.1 million available as of September 30, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed. As of September 30, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $12.7 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $43.9 million as of September 30, 2013.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of September 30, 2013. The Company’s 2012 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	(in thousands)
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Balance sheet obligations:
Term Loan, including interest(1)	$92,148	$14,568	$35,978	$41,602	$—
Notes payable, including interest(2)	26,789	16,376	10,413	—	—
Capital lease obligations, including interest(2)	11,927	6,743	4,435	441	308
Postretirement health expenditures(3)	8,556	618	1,321	1,570	5,047
Deferred salary distributions(4)	7,909	1,001	1,761	1,174	3,973
Supplemental pension distributions(5)	8,277	—	1,235	—	7,042
Voluntary savings plan distributions(6)	2,795	479	194	176	1,946
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	63,377	14,845	21,475	13,264	13,793
Purchase obligations(8)	20,641	7,195	6,901	6,319	226
Total contractual obligations	$242,419	$61,825	$83,713	$64,546	$32,335

(1)
Represents payments under the Term Loan discussed in Financing Arrangements within this section of MD&A. The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future interest payments included in the scheduled maturities due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of September 30, 2013 totaled $86.9 million.

(2)
Notes payable and capital lease obligations relate primarily to revenue equipment. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes. The capital lease agreements contain rental adjustment clauses for which the maximum amounts have been included in the contractual obligations presented.

(3)
Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $18.7 million as of September 30, 2013.

(4)
Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $5.4 million as of September 30, 2013.

(5)
Represents projected distributions under the unfunded supplemental benefit pension plan (“SBP”) (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.3 million as of September 30, 2013.

(6)
Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, or disability of current employees.

(7)
While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2013, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $61.3 million for facilities and $2.1 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8)
Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to equipment and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2013.

During the nine months ended September 30, 2013, the Company contributed $17.8 million to its nonunion defined benefit pension plan and elected to apply the contributions to the 2012 plan year under the applicable funding rules of the Internal Revenue Code (the “IRC”). After application of the Company's contributions, the required minimum contribution to the nonunion defined benefit pension plan for the 2013 plan year has been satisfied based upon currently available actuarial information. For further discussion of the nonunion defined benefit pension plan and the plan curtailment, see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABF contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in its collective bargaining agreement and other supporting supplemental agreements (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT which was implemented on November 3, 2013 for the contract period subsequent to March 31, 2013. Based on current projections, 2013 capital expenditures are estimated to be $25 million to $30 million, net of proceeds from asset sales. Depreciation and amortization expense related to property, plant and equipment is estimated to be in a range of $80 million to $85 million. The Company will adjust 2013 capital expenditures as business levels dictate. The amount of net capital expenditures could also be impacted by the extent of capital lease and promissory note financing available and utilized.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $138.1 million at September 30, 2013. General economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF receives for its services, could affect the Company’s ability to maintain cash, cash equivalents, and short-term investments on hand and generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement and accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its Common Stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On October 25, 2013, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of November 8, 2013.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of September 30, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations and future minimum rental commitments, net of noncancelable subleases, of $63.4 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Balance Sheet Changes

Accounts Receivable
Accounts receivable increased $32.3 million from December 31, 2012 to September 30, 2013, due to an increase in business levels in September 2013 compared to December 2012.

Accounts Payable
Accounts payable increased $11.3 million from December 31, 2012 to September 30, 2013, due to an increase in business levels in September 2013 compared to December 2012.

Accrued Expenses
Accrued expenses increased $22.5 million from December 31, 2012 to September 30, 2013, primarily due to differences in timing of payroll related accruals.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Income Taxes

The Company had an effective tax rate of 33.4% for the three months ended September 30, 2013 and 1.8% for the nine months ended September 30, 2013, compared to the effective tax rate of 44.6% and the effective tax benefit rate of 104.2% for the respective prior year periods. The effective rate was impacted during the first nine months of 2013 by the retroactive reinstatement of the alternative fuel tax credit which resulted in recognition of a $1.7 million benefit during the period for the 2012 credit and the year-to-date September 2013 credit. The effective rate for the nine-month period ended September 30, 2012 was significantly affected by a net decrease of approximately $3.7 million in the valuation allowance for deferred tax assets based on management’s judgment regarding the realization of deferred tax assets as affected by the purchase of Panther in June 2012.

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors including those described above may cause the full year 2013 tax rate to vary significantly from the statutory rate.

At September 30, 2013, the Company had net deferred tax liabilities after valuation allowances of $24.2 million. After excluding non-reversing deferred tax liabilities of $13.3 million, net deferred tax liabilities were $10.9 million at September 30, 2013. Due to the nonunion defined benefit pension plan curtailment, which was recorded in second quarter 2013 (see Note G to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), the related pension liability was reduced by $46.3 million and the associated deferred tax assets were reduced by $18.0 million (reflected as a net increase in net long-term deferred tax liabilities in the accompanying consolidated balance sheet as of September 30, 2013).

At September 30, 2013 and December 31, 2012, valuation allowances for deferred tax assets totaled $1.7 million and $2.5 million, respectively. The $0.8 million net decrease from December 31, 2012 to September 30, 2013 primarily reflects the decrease in the allowance relating to state net operating loss carryovers of ABF. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2013, taxable income exceeded financial reporting income; for the nine months ended September 30, 2012, there was a financial reporting loss but taxable income.

The Company made $1.2 million of foreign and state tax payments during the nine months ended September 30, 2013 and received refunds of $2.2 million of federal and state taxes that were paid in prior years, primarily from loss carrybacks allowed by the Internal Revenue Code and certain states.

Management does not expect the cash outlays for income taxes to materially exceed reported income tax expense for the foreseeable future.

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

There have been no other material changes in the Company’s critical accounting policies during the nine months ended September 30, 2013. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements. Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

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

PART I. - continued

FINANCIAL INFORMATION
ARKANSAS BEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2012, there have been no significant changes in the Company’s market risks as reported in the Company’s 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

The Company has a program to repurchase $75.0 million of its Common Stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2013, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 25, 2013, the Board of Directors of the Company adopted amendments to the Third Amended and Restated Bylaws of the Company (the "Bylaws") which included a change to the procedures by which security holders may recommend nominees to the Company's Board of Directors. Section 2.13 of the Bylaws, which includes advance notice provisions for stockholder proposals and director nominations for both annual and special meetings of stockholders, was amended to require that a stockholder include certain disclosures more particularly described in Section 2.13 as amended regarding any “Stockholder Associated Person.” A Stockholder Associated Person is defined in the amended Bylaws as: (1) any beneficial owner of shares of stock of the corporation on whose behalf any proposal or nomination is made by such stockholder; (2) any affiliates or associates of such stockholder or any beneficial owner described in clause (1); and (3) each other person with whom any of the persons described in the foregoing clauses (1) and (2) either is acting in concert with respect to the corporation or has any agreement, arrangement, or understanding (whether written or oral) for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy given to such person in response to a public proxy solicitation made generally by such person to all stockholders entitled to vote at any meeting), or disposing of any capital stock of the corporation or to cooperate in obtaining, changing, or influencing the control of the corporation (except independent financial, legal, and other advisors acting in the ordinary course of their respective businesses).

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

3.5
Amendment to the Third Amended and Restated Bylaws of the Company dated as of October 25, 2013 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 31, 2013, Commission File No. 000-19969, and incorporated herein by reference).

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

ARKANSAS BEST CORPORATION
(Registrant)

Date:	November 12, 2013	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer and Principal Executive Officer

Date:	November 12, 2013	/s/ Michael E. Newcity
Michael E. Newcity
Senior Vice President – Chief Financial Officer, Principal Financial Officer, and Chief Information Officer