Form 10-K
period 2013-12-31
ARKANSAS BEST CORP /DE/
filed 2014-02-28
CIK 894405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year December 31, 2013.
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐              Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 28, 2013, was $558,788,318.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 24, 2014, was 25,868,155.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 23, 2014, are incorporated by reference in Part III of this Form 10-K.

(This page intentionally left blank.)

ARKANSAS BEST CORPORATION
FORM 10-K

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K contains certain “forward‑looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10‑K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward‑looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward‑looking statements. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward‑looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•
general economic conditions and related shifts in market demand that impact the performance and needs of industries served by Arkansas Best Corporation’s subsidiaries and/or limit our customers’ access to adequate financial resources;

•	unfavorable terms of or the inability to reach agreement on future collective bargaining agreements or a workforce stoppage by our employees covered under our collective bargaining agreement;

•	relationships with employees, including unions;

•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans;

•
competitive initiatives, pricing pressures, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges;

•	availability of fuel;

•	default on covenants of financing arrangements and the availability and terms of future financing arrangements;

•	availability and cost of reliable third‑party services;

•	disruptions or failures of services essential to the operation of our business or the use of information technology platforms in our business;

•	timing and amount of capital expenditures, increased prices for and decreased availability of new revenue equipment, and decreases in value of used revenue equipment;

•	future costs of operating expenses such as maintenance and fuel and related taxes;

•	self‑insurance claims and insurance premium costs;

•	governmental regulations and policies, including environmental laws and regulations;

•	potential impairment of goodwill and intangible assets;

•	the impact of our brands and corporate reputation;

•	the cost, timing, and performance of growth initiatives;

•	the cost, integration, and performance of any future acquisitions;

•	the costs of continuing investments in technology, a failure of our information systems, and the impact of cyber incidents;

•	weather conditions; and

•	other financial, operational, and legal risks and uncertainties detailed from time to time in Arkansas Best Corporation’s Securities and Exchange Commission (“SEC”) public filings.

Cautionary statements identifying important factors that could cause actual results to differ materially from our expectations are set forth in this Annual Report on Form 10‑K, including, without limitation, in conjunction with the forward‑looking statements included or incorporated by reference in this Annual Report on Form 10‑K that are referred to above. When considering forward‑looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report on Form 10‑K in “Risk Factors” under Item 1A. All forward‑looking statements included or incorporated by reference in this Annual Report on Form 10‑K and all subsequent written or oral forward‑looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. The forward‑looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events, or otherwise.

ITEM 1. BUSINESS

Arkansas Best Corporation

Arkansas Best Corporation (the “Company”) was incorporated in Delaware in 1966. Headquartered in Fort Smith, Arkansas, the Company is a freight transportation services and solutions provider with five reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation operating segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF Freight”). The Company’s other reportable operating segments are the following non‑asset‑based businesses: Premium Logistics & Expedited Freight Services, Domestic & Global Transportation Management, Emergency & Preventative Maintenance, and Household Goods Moving Services. These non‑asset‑based businesses accounted for approximately 25% of 2013 total revenues before other revenues and intercompany eliminations. As of December 2013, the Company and its subsidiaries had a total of 11,420 active employees of which approximately 67% were members of labor unions.

The Company continually analyzes where additional capital should be invested and management resources should be focused to improve relationships with customers and meet their expanding needs. Management of the Company is focused on increasing returns to our stockholders. In response to customers’ needs for an expanded service offering, the Company has strategically increased investment in its non‑asset‑based businesses. The additional resources invested in growing the non‑asset‑based businesses is part of management’s long‑term strategy to ensure the Company is well equipped to serve the changing marketplace through these businesses and its traditional less‑than‑truckload (“LTL”) operations to provide a comprehensive suite of transportation and logistics services. As part of such strategy, the Company acquired Panther Expedited Services, Inc. (“Panther”) on June 15, 2012. Panther, which is reported as the Premium Logistics & Expedited Freight Services segment, is one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding. Effective July 1, 2013, the Company formed the Domestic & Global Transportation Management segment, which operates as ABF Logistics, Inc. (“ABF Logistics”), in a strategic alignment of the sales and operations functions of the Company’s logistics businesses.

Through ABF Freight, Panther, and the other non‑asset‑based business units, the Company offers end‑to‑end logistics solutions and expertise for its customers’ unique shipping needs, including: domestic and global transportation of LTL, truckload or full‑container load (“FCL”), and less‑than‑container load (“LCL”) shipments; expedited ground and time‑definite delivery solutions; freight forwarding services; freight brokerage; transportation and warehouse management services; roadside assistance and total maintenance services for medium‑ and heavy‑duty vehicles; and household goods moving market services for consumers, corporations, and the military.

Certain reclassifications have been made to the prior years’ operating segment data to conform to the 2013 presentation. The Company’s transportation brokerage operations, which were previously reported as the Truck Brokerage and Management segment as of and for the years ended December 31, 2012 and 2011, and the Company’s worldwide ocean shipping solutions and transportation and warehouse management services businesses, which were previously reported within the Freight Transportation segment as of and for the years ended December 31, 2012 and 2011, were reclassified to the Domestic & Global Transportation Management segment. There was no impact on consolidated amounts as a result of these reclassifications.

Freight Transportation Segment

ABF Freight Business Overview
The Freight Transportation segment represents the operations of ABF Freight, which includes ABF Freight System, Inc., the Company’s largest subsidiary, and certain other subsidiaries of the Company, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land‑Marine Cargo, Inc. ABF Freight’s revenues, which totaled $1.8 billion for the year ended December 31, 2013 and $1.7 billion for each of the years ended December 31, 2012 and 2011, accounted for approximately 75%, 81%, and 89% of the Company’s total revenues before other revenues and intercompany eliminations in 2013, 2012, and 2011, respectively. Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2013, 2012, and 2011.

ITEM 1. BUSINESS – continued

ABF Freight has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local LTL carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight provides interstate and intrastate direct service to more than 48,000 communities in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

In an ongoing effort to manage its cost structure to business levels, the Company periodically evaluates and modifies the ABF Freight network to reflect changes in customer demands and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight. On December 4, 2013, ABF Freight System, Inc. filed a change of operations proposal with the International Brotherhood of Teamsters (the “IBT”) that upon implementation should result in improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s LTL freight network. The proposed change is part of an ongoing, dynamic network analysis that was initiated in 2013. In January 2014, the IBT approved the change of operations for the consolidation of 21 smaller terminals into nearby facilities. Combined with the consolidation of eight smaller terminals which was carried out in the second half of 2013 without disruption to customers, the number of total ABF Freight service facilities will be reduced to 248 after implementation of the change of operations. ABF Freight will continue to directly serve customers in all the markets it currently serves. The costs associated with the ABF Freight network adjustments are not expected to be material. There can be no assurances that these changes, if made, will result in a material improvement of ABF Freight’s results of operations.

ABF Freight offers transportation of general commodities through standard, expedited, and guaranteed LTL services – both nationally and regionally. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. ABF Freight’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by ABF Freight include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

ABF Freight provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. After arriving at a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure‑intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in real estate and labor costs related to local pickup, delivery, and cross‑docking of shipments, are substantially fixed in nature unless service levels are significantly reduced.

Over the last several years, ABF Freight has integrated regional service offerings with its traditional long‑haul model to facilitate its customers’ next‑day and second‑day delivery needs throughout the United States. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points, and increased door capacity at a number of key locations. The integration of regional service offerings into the ABF Freight network allows for consistent and continuous LTL service within a single‑carrier platform regardless of distance, and has resulted in reduced transit times in over 46% of the lanes in ABF Freight’s network. ABF Freight defines the regional market, which represented approximately 60% of its tonnage in 2013, as tonnage moving 1,000 miles or less.

During the year ended December 31, 2013, no single customer accounted for more than 5% of ABF Freight’s revenues, and the ten largest customers, on a combined basis, accounted for approximately 11% of its revenues. In 2013, ABF Freight managed 4.6 million customer shipments weighing a total of 6.3 billion pounds for an average weight of 1,361 pounds per shipment. As of December 31, 2013, ABF Freight utilized approximately 3,700 tractors and 20,000 trailers in its linehaul and local pickup and delivery operations.

ITEM 1. BUSINESS – continued

ABF Freight Employees
As of December 2013, ABF Freight had approximately 10,000 active employees. Employee compensation and related costs are the largest components of ABF Freight’s operating expenses. In 2013, such costs amounted to 61.0% of ABF Freight’s revenues. As of December 2013, approximately 76% of ABF Freight’s employees were covered under the ABF National Master Freight Agreement (the “ABF NMFA”), the collective bargaining agreement with the IBT which extends through March 31, 2018. The ABF NMFA was ratified on June 27, 2013, by a majority of ABF Freight’s IBT member employees who chose to vote. Following resolution of certain supplements to the ABF NMFA which were not approved at the time the collective bargaining agreement was ratified, the IBT implemented the ABF NMFA on November 3, 2013. The primary changes to the labor agreement under the ABF NMFA include a 7% wage rate reduction which went into effect upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1, 2017; a one‑week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT for which the rate increases were applied retroactively to August 1, 2013. The net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. For subsequent years through the end of the agreement in 2018, the combined contractual wage and benefit contribution rate is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis.

Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s control group are jointly and severally liable for their share of the plan’s unfunded vested liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). See Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for more specific disclosures regarding the multiemployer plans to which ABF Freight contributes.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight‑handling and driving personnel. Wage and benefit concessions granted by the IBT to certain union competitors in recent years also allow for a lower cost structure than that of ABF Freight. Despite the improvements in the terms of the ABF NMFA, as previously described, ABF Freight continues to pay some of the highest benefit contribution rates in the industry under its collective bargaining agreement. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that more than 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share. These competitive actions in recent years limited ABF Freight’s ability to maintain or increase base freight rates to sufficient levels. ABF Freight has continued to address with the IBT the effect of ABF’s wage and benefit cost structure on its operating results. The Company expects the combined effect of immediate cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules, as previously discussed in this section, to be crucial steps in more closely aligning ABF Freight’s labor cost structure with that of its competitors.

Due to its national reputation, its working conditions, and its wages and benefits, ABF Freight has not historically experienced any significant long‑term difficulty in attracting or retaining qualified employees, although short‑term difficulties have been encountered in certain situations. Management believes that its employees are important to ABF Freight’s focus on customer service and careful cargo handling. See Reputation and Responsibility within this Freight Transportation Segment section for information regarding ABF Freight’s recognition for safety, claims prevention, and employee leadership.

ITEM 1. BUSINESS – continued

Competition, Pricing, and Industry Factors
ABF Freight competes with nonunion and union LTL carriers, including YRC Freight and YRC Regional Transportation (reporting segments of YRC Worldwide Inc.), FedEx Freight, Inc., UPS Freight (a business unit of United Parcel Service, Inc.), Con‑way Freight (a business unit of Con‑way Inc.), Old Dominion Freight Line, Inc., Saia, Inc., and Roadrunner Transportation Systems, Inc. ABF Freight actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. Competition is based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions. ABF Freight’s careful cargo handling and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how ABF Freight adds value to its services.

Competition for freight revenue during the recent recessionary periods of lower available tonnage, particularly in 2010 and 2009, resulted in price reductions throughout the industry. Pricing on the Company’s traditional LTL business was adversely impacted during this time in which ABF Freight was not able to adequately secure base LTL price increases. The Company’s LTL motor carrier subsidiaries continue to offer individually negotiated pricing programs. Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. ABF Freight also charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index. Throughout 2013, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight’s customers, although certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered.

The trucking industry, including ABF Freight, is directly affected by the state of the residential and commercial construction, manufacturing, and retail sectors of the North American economy. The trucking industry faces rising costs, including costs of compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy, and rising costs in certain non‑industry specific areas, including health care and retirement benefits. The trucking industry is dependent upon the availability of adequate fuel supplies. ABF Freight has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. Freight shipments, operating costs, and earnings are also adversely affected by inclement weather conditions. In addition, seasonal fluctuations affect tonnage levels. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

The U.S. Department of Transportation (“DOT”) hours‑of‑service rules regulating driving time for commercial truck drivers became effective in January 2004. The Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT issued revised hours‑of‑service rules in December 2011. The effective date of the final hours‑of‑service rules was February 27, 2012 with a July 1, 2013 compliance date for selected provisions. The final rule retained the daily maximum driving limit of 11 hours but reduced the maximum weekly driving hours to 70 from 82. Implementation of the new hours‑of‑service rules has had a slightly negative impact on ABF Freight’s fleet utilization. Future modifications to the hours‑of‑service rules may further impact ABF Freight’s operating practices and costs.

The FMCSA is expected to issue a revised proposal in 2014, which will be followed by a comment period, regarding the requirements for interstate commercial trucks to install electronic logging devices (“ELDs”) to monitor compliance with hours‑of‑service regulations. Motor carriers are expected to be required to be in compliance within two years after the effective date of the final rule. ABF Freight is in the early stages of implementing an ELD solution that will allow for the electronic capture of drivers’ hours of service, as well as for improvement in administrative, dispatch, and maintenance efficiencies.

Technology
The Company’s advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology used by the Company have been developed internally and tailored specifically for customer or internal business processing needs.

ABF Freight makes information readily accessible to its customers through various electronic pricing, billing, and tracking services, including a logistics application for Apple iPhone and iPad devices which allows customers to access information about their ABF Freight shipments and request shipment pickup. Online functions tailored to the services requested by ABF Freight customers include bill of lading generation, pickup planning, customer‑specific price quotations, proactive tracking, customized e‑mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows

ITEM 1. BUSINESS – continued

customers to incorporate data from ABF Freight’s systems directly into their own Web site or backend information systems. As a result, ABF Freight’s customers can provide shipping information and support directly to their own customers.

Wireless technology enhances the speed and utility of the system by streamlining procedures across ABF Freight’s transportation network. City drivers, dockworkers, dispatchers, and others are connected to the system and to customers in real time via mobile devices. These devices allow for more efficient shipment pickups, paperless dock operations, and optimal load planning.

Insurance, Safety, and Security
Generally, claims exposure in the motor carrier industry consists of workers’ compensation, third‑party casualty, and cargo loss and damage. ABF Freight is effectively self‑insured for generally $1.0 million of each workers’ compensation loss, generally $1.0 million of each third‑party casualty loss, and the first $1.0 million of each cargo loss. Certain other motor carrier subsidiaries of the Company are insured and have lower deductibles on their policies. The Company maintains insurance that it believes is adequate to cover losses in excess of such self‑insured amounts. However, the Company has experienced situations where excess insurance carriers have become insolvent. The Company pays assessments and fees to state guaranty funds in states where it has workers’ compensation self‑insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. The Company has been able to obtain what it believes to be adequate insurance coverage for 2014 and is not aware of any matters which would significantly impair its ability to obtain adequate insurance coverage at market rates for its motor carrier operations in the foreseeable future. As evidenced by being a six‑time winner of the American Trucking Associations’ President’s Trophy for Safety, Excellence in Security Award, and Excellence in Claims/Loss Prevention Award, ABF Freight believes that it has maintained one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

ABF Freight is subject to the Compliance, Safety, and Accountability (“CSA”) program of the FMCSA which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the DOT. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories (“BASIC”), as well as evaluation and intervention programs. Based on the most recently published carrier scores, ABF Freight continued to demonstrate its best‑in‑class safety reputation, scoring better than the average of its LTL competitors and well below the alert thresholds in all five publicly available BASIC scoring categories. Generally, LTL carriers posted more favorable safety scores than truckload carriers. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a change in a carrier’s safety rating. Enforcement of CSA may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

ABF Freight has been subject to cargo security and transportation regulations issued by the Transportation Security Administration (“TSA”) since 2001 and regulations issued by the U.S. Department of Homeland Security since 2002. ABF Freight is not able to accurately predict how past or future events will affect government regulations and the transportation industry. ABF Freight believes that any additional security measures that may be required by future regulations could result in additional costs; however, other carriers would be similarly affected.

Environmental and Other Government Regulations
The Company is subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, underground and aboveground storage tanks, contingency planning for spills of petroleum products, and disposal of waste oil. New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission‑control design requirements became effective for engines built on or after January 1, 2010.

Certain states have enacted legislation relating to engine emissions and/or fuel economy, such as regulations enacted by the California Air Resources Board (“CARB”). At the present time, management believes that these regulations will not result in significant additional overall costs to the Company. However, there can be no assurance that more restrictive regulations will not be enacted. The Company is unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations. However, emission‑related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if enacted, could result in increases in these and other costs.

ABF Freight stores fuel for use in tractors and trucks in 65 underground tanks located in 20 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes ABF Freight is in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and the Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

ITEM 1. BUSINESS – continued

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

Reputation and Responsibility
ABF Freight is consistently recognized for best‑in‑class performance in productivity, service, and electronic and market innovation. In September 2013, ABF Freight was listed on InformationWeek magazine’s “2013 Information Week 500,” which represents the eighth consecutive year ABF Freight has received this recognition as an innovator in information technology. ABF Freight has been ranked in the top ten on Selling Power magazine’s list of “Best Companies to Sell For” for twelve consecutive years. Marking the fifth year in a row to be honored by Training magazine, ABF Freight was listed eleventh in the “Training Top 125” in February 2014. For the third time in the last four years, ABF Freight was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology.

ABF Freight is dedicated to safety and security in providing transportation and freight‑handling services to its customers. As previously discussed in Insurance, Safety, and Security within this Freight Transportation Segment section, ABF Freight is a six‑time winner of the American Trucking Associations’ most prestigious awards: the President’s Trophy for Safety, the Excellence in Security Award, and the Excellence in Claims/Loss Prevention Award. ABF Freight is the only carrier to earn both the Excellence in Claims/Loss Prevention Award and the Excellence in Security Award in the same year, which it has accomplished three times. For the seventh time in the past eleven years, ABF Freight was among the winners of the 2012 National Truck Safety Contest conducted by the Safety Management Council of the American Trucking Associations. In January 2013, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2013‑2014 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF Freight is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF Freight has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s safety record. ABF Freight also utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2006, ABF Freight was accepted in the EPA’s SmartWay Transportation Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies improve fuel efficiency. For the past four years, ABF Freight was recognized in Inbound Logistics magazine’s annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

Non‑Asset‑Based Segments

For the year ended December 31, 2013, the combined revenues of the Company’s non‑asset‑based segments totaled $571.8 million, accounting for approximately 25% of total revenues before other revenues and intercompany eliminations. In response to customers’ needs for an expanded service offering, the Company is strategically investing resources to grow its non‑asset‑based segments. Through unique methods and processes, including technology solutions, these businesses provide various logistics and maintenance services without significant investment in revenue equipment or real estate. Competition is based primarily on price, service, and the ability to provide high‑quality logistics solutions to customers. Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2013, 2012, and 2011.

ITEM 1. BUSINESS – continued

Premium Logistics & Expedited Freight Services
The Premium Logistics & Expedited Freight Services segment includes the operating results of Panther, which was founded in 1992 and acquired by the Company on June 15, 2012 (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Panther provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. As of December 2013, Panther employed approximately 400 active employees to support its operations.

Premium Logistics & Expedited Freight Services revenues, which totaled $246.8 million for the year ended December 31, 2013 and $132.3 million for the period from the June 15, 2012 acquisition date to December 31, 2012, accounted for approximately 11% and 6% of the Company’s total revenues before other revenues and intercompany eliminations in 2013 and 2012, respectively.

Panther’s expedited freight transportation customers communicate their freight needs, typically on a shipment‑by‑shipment basis, by means of telephone, fax, internet, email, or Electronic Data Interchange (“EDI”). The information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the contracted carrier is selected, the cost for the transportation has been agreed upon, and the contract carrier has committed to provide the transportation, Panther is in contact with the contract carrier through numerous means of communication (including EDI, its proprietary Web site, email, fax, telephone, and mobile applications) and utilizes satellite tracking and communication units on the vehicles to continually update the position of equipment to meet customers’ requirements as well as to track the status of the shipment from origin to delivery. The satellite tracking and communication system automatically updates Panther’s fully‑integrated internal software and provides customers with real‑time electronic updates.

Substantially all of the network capacity for Panther’s operations is provided by third‑party contract carriers, including owner operators, ground line‑haul providers, cartage agents, air freight carriers, ocean shipping lines, and other transportation asset providers, which are selected based on their ability to serve Panther’s customers effectively with respect to price, technology capabilities, geographic coverage, and quality of service. Third‑party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Panther owns a fleet of trailers and certain highly specialized equipment, primarily temperature‑controlled trailers, to meet the service requirements of certain customers.

Panther faces intense market competition from service providers that offer one or more of its premium freight logistics services. Panther’s highly fragmented competitive landscape includes both non‑asset‑based and asset‑based logistics companies, including freight forwarders that dispatch shipments via asset‑based carriers; smaller expedited carriers; integrated transportation companies that operate their own aircraft and trucks; cargo sales agents and brokers; internal shipping departments at companies that have substantial transportation requirements; associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates; and smaller niche service providers that provide services in a specific geographic market, industry, or service area. Panther and FedEx Custom Critical are North America’s largest expedited freight transportation service providers. In this market, Panther also competes directly with several small regional and specialized carriers that have close relationships with certain of their customers. Panther has many significantly larger competitors in the truckload market. The premium freight logistics market is the largest market in which Panther competes, and Panther is a relatively smaller and newer competitor in comparison to companies that have operations worldwide and those that have been in business for several decades.

Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced technological systems that offer optimized shipping solutions, real‑time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value. Panther’s performance in each of these areas of competitive distinction has enabled the segment to secure business and help meet growth expectations within the non‑asset‑based portion of the Company. In recognition of its commitment to quality, Panther was awarded the “Quest for Quality Award” in the expedited motor carrier category by Logistics Magazine in 2013.

Panther is subject to various laws, rules, and regulations and is required to obtain and maintain various licenses and permits, some of which are difficult to obtain. Panther’s network of third‑party contract carriers is subject to the CSA program of the FMCSA, which was enforces the current motor carrier safety regulations of the DOT. These third‑party carriers must also comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours of service. These regulatory

ITEM 1. BUSINESS – continued

bodies and rules are more fully described in the Freight Transportation Segment section of Business within Part I, Item I of this Annual Report on Form 10‑K.

Panther’s operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedited shipments may decline during winter months because of post‑holiday slowdowns but can be subject to short‑term increases, depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, and major weather events can result in higher demand for expedited services.

Domestic & Global Transportation Management
The Domestic & Global Transportation Management segment, operating as ABF Logistics, Inc., includes the results of operations of the Company’s businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services. The strategic alignment of the sales and operations of ABF Logistics into one reportable segment under a single executive management operating team better supports the delivery of these solutions and allows customers to gain greater awareness for these service offerings in an evolving marketplace. As of December 2013, the Domestic & Global Transportation Management segment employed approximately 130 active employees to support its operations. During the year ended December 31, 2013, the segment’s ten largest customers, on a combined basis, accounted for approximately 20% of its revenues.

The logistics operations were internally developed, with a modest entry into each of the markets served. The Domestic & Global Transportation Management segment now provides third‑party transportation brokerage and management services throughout North America by sourcing a variety of equipment types including dry van over the road and intermodal, flatbed, temperature‑controlled, and specialized equipment coupled with strong technology and carrier‑ and customer‑based Web tools. The Domestic & Global Transportation Management segment also provides a single‑contact, expedited LCL and FCL service through its ocean transport offering to nearly 90% of the total ocean international market to and from the United States. Furthermore, the segment provides scalable transportation and warehouse management services that can be customized to efficiently manage customers’ supply chain needs.

The Domestic & Global Transportation Management segment does not own any revenue equipment, ocean vessels, or warehouses; instead, it relies on a network of subcontracted third‑party transportation and service providers. The segment’s operating success depends on the ability to find suitable transportation and service providers at the right time, place, and price to provide freight transportation and management services for customers. The Domestic & Global Transportation Management segment seeks to offer value through identifying specific challenges of customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers.

The Domestic & Global Transportation Management segment operates in a very competitive market that includes approximately 14,000 active brokerage authorities, thousands of foreign and U.S.‑based non‑vessel‑operating common carriers, freight forwarders, and a wide variety of solution providers, including large transportation integrators as well as regional warehouse and transportation management firms. The Domestic & Global Transportation Management segment competes on service, product and supplier performance, and price.

The industries and markets served by the segment are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results of the segment. The second and third calendar quarters of each year usually have the highest business levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly business levels. However, seasonal fluctuations are less apparent in the operating results of Domestic & Global Transportation Management than in the industry as a whole because of business growth in the segment.

ITEM 1. BUSINESS – continued

Emergency & Preventative Maintenance
The Emergency & Preventative Maintenance segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), the Company’s subsidiary that provides roadside assistance and maintenance management services for commercial vehicles to customers in the United States and Canada through a network of third‑party service providers. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the established nationwide service. In 1995, the Company purchased WorldWay Corporation, which operated various subsidiaries including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997. The Emergency & Preventative Maintenance segment employed approximately 260 active employees as of December 2013.

FleetNet strategically competes in the commercial vehicle maintenance and repair industry in two major sectors: emergency roadside and preventive maintenance. FleetNet competes directly against other third‑party service providers, major tire manufacturer hotlines, automotive fleet managers, leasing companies, and companies handling repairs in‑house via individual service providers. While no one company encompasses all of FleetNet’s service offerings, competition is based primarily on providing maintenance solutions services. FleetNet offers flexible, customized solutions providing valuable information and data to minimize fleet downtime, reduce maintenance events, and lower total maintenance costs while partnering with best‑in‑class third‑party vendors.

Emergency roadside service events of the Emergency & Preventative Maintenance segment are favorably impacted by severe weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume.

Household Goods Moving Services
The Household Goods Moving Services segment includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc. The Company acquired 75% ownership of Albert Companies, Inc. in 2009 and acquired the remaining 25% in 2011. Moving Solutions, Inc. was established internally to provide sales, marketing, technology, and customer service to facilitate the Company’s household goods moving businesses. This segment provides third‑party transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. The segment generates a significant portion of its revenues from military relocation services under government contracts. A substantial portion of the freight transportation related to consumer self‑move services is handled by ABF Freight, which directly invoices customers for such services. Certain costs incurred by the Household Goods Moving Services segment in support of consumer self‑move services provided by ABF Freight are allocated to the Freight Transportation segment at cost. The Household Goods Moving Services segment employed approximately 200 active employees as of December 2013.

The Household Goods Moving Services segment offers flexibility and convenience to the way people move through three targeted service offerings for the “do it yourself” consumer, corporate account employee relocations, and government employee relocations. The Household Goods Moving Services segment offers these targeted services at competitive prices that reflect the additional value customers find in the segment’s convenient, reliable service offerings. Industry leading technology, customer‑friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs. The Household Goods Moving Services segment competes with truck rental, self‑move, and van line service providers, and a number of emerging self‑move competitors who offer moving and storage container service.

Operating results for the Household Goods Moving Services segment are impacted by the state of the national economy, including housing, unemployment, and U.S. mobility, as well as decisions made by the U.S. military which affect personnel moves. Operations of the segment are also impacted by seasonal fluctuations, resulting in higher business levels in the second and third quarters as the demand for moving services are typically higher in the summer months.

Corporate Reputation and Responsibility

The value of the ABF and Panther brands are critical to the Company’s success. ABF Freight is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a premium service provider, and that the ABF brand stands for excellence in the areas of customer service, reliability, and tactical problem solving. The Company’s reputation is dependent on the image of the ABF brand as it applies to both ABF Freight and ABF Logistics. The Panther brand is also associated with premium service that surpasses customer expectations.

ITEM 1. BUSINESS – continued

The Company has a corporate culture focused on quality service and responsibility. The employees of the Company are committed to the communities in which they live and work. The Company makes financial contributions to a number of charitable organizations, many of which are supported by its employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations.  In its hometown of Fort Smith, Arkansas, the Company has been a long‑time supporter of the United Way of Fort Smith Area and its 34 partner organizations. In 2013, with employee support, the Company earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, the Company has been recognized by the Arkansas Community Foundation for the service that its employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

Financial Information About Geographic Areas

Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and, therefore, are not provided. The Company’s foreign operations are not significant.

Available Information

The Company files its Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Office of FOIA/PA Operations at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0030. Also, all reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through the Company’s Web site located at arkbest.com or through the SEC Web site located at sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The information contained on the Company’s Web site does not constitute part of this Annual Report on Form 10‑K nor shall it be deemed incorporated by reference into this Annual Report on Form 10‑K.

ITEM 1A. RISK FACTORS

The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company’s business activities. Other risks are described in “Item 1. Business ‑ Freight Transportation Segment ‑ Competition, Pricing, and Industry Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks facing the Company. The Company’s business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks or circumstances actually occurs, it could materially harm the Company’s business, financial condition, or results of operations and impair the Company’s ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company’s common stock could decline.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on our operating results.

General and industry‑specific factors that could have a negative impact on our performance in the future include, but are not limited to, the following factors, each of which is discussed in further detail in this section: general economic factors and instability in financial and credit markets; an increasingly competitive industry and freight rate environment; unfavorable terms of or the inability to reach an agreement on future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; difficulty in attracting and retaining qualified employees, drivers, and/or dockworkers; loss of key employees; volatile fuel prices as well as the rates of change in associated fuel surcharges, the effect of fuel surcharge changes on securing increases in base freight rates, and the inability to collect fuel surcharges; the inability to obtain sufficient fuel supplies; default on covenants of financing arrangements and the availability and terms of future financing arrangements; shortage of third‑party service providers or our inability to obtain reliable services from third‑parties at reasonable prices; disruptions or failures of services essential to the use of information technology platforms in our business; loss of market share to freight transportation service providers outside the motor carrier sector; increases in the required contributions under ABF Freight’s collective bargaining agreements with the IBT for wage and/or benefit contributions to multiemployer plans or the assessment of a multiemployer plan withdrawal liability; increasing capital requirements; excess or insufficient capacity resulting from timing of capital investments; increasing costs of maintenance for revenue equipment; increases in new equipment costs and decreases in the amount we are able to obtain for sales of our used equipment; decreases in the availability of new equipment; increases in the frequency and/or the severity of workers’ compensation, third‑party casualty, cargo loss, and/or self‑insurance medical claims; increases in workers’ compensation, third‑party casualty, and/or cargo loss insurance premiums; violation of international, federal, or state regulations and increasing costs for compliance with such regulations; violations and costs of complying with environmental laws or regulations; emissions‑control regulations; risks associated with conducting international business; potential impairment of goodwill and intangible assets; costs or liabilities associated with legal proceedings; damage to our brands or corporate reputation; unsuccessful implementation or delayed increases in business volumes of our service and growth initiatives and non-asset-based businesses; unsuccessful business acquisitions; a failure of our information systems; cyber incidents; antiterrorism measures; and/or weather or seasonal fluctuations, including any influence of climate change.

We may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, or by a significant decline in demand for our services, each of which may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes, or tornadoes; illegal acts, including terrorist attacks; and/or other market disruptions.

The foregoing risks are largely out of our control and any one of these risks could have a material adverse effect on our results of operations.

We have a recent history of net losses.

We have incurred a net loss attributable to Arkansas Best Corporation in three of the past five years totaling $7.7 million, $32.7 million, and $127.9 million for the year ended December 31, 2012, 2010, and 2009, respectively. Improvement of our operating results depends upon numerous factors, including our ability to increase tonnage; secure adequate pricing, including fuel surcharges, for our services; forecast and manage our cost structure to business levels, primarily in the area of salaries, wages, and benefits; and grow our non‑asset‑based businesses. We can make no assurances that we will be able to achieve the operating results necessary to improve our profitability in the future.

ITEM 1A. RISK FACTORS - continued

We are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, operating results, and financial condition.

Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our business is directly affected by levels of industrial production, manufacturing, housing, consumer spending, and capacity in the trucking industry. Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. In addition, customers could reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

We depend on suppliers for equipment, parts, and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies, resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels, could adversely impact our business and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We have historically been subject to market risk due to variable interest rates, on all or a part of our borrowings under bank credit lines, and continue to be subject to such risk on our accounts receivable securitization program and the secured term loan (“Term Loan”) outstanding under our credit agreement (“Credit Agreement”). Changes in interest rates may increase our financing costs related to the Term Loan, future borrowings against our accounts receivable securitization program, additional capital lease or note payable arrangements, or additional sources of financing. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Agreement and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions or disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition.

Our qualified nonunion defined benefit pension plan trust holds investments in equity and debt securities. Declines in the value of plan assets resulting from the instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially increase our requirement to make contributions to the plan. A change in the interest rates used to calculate our funding requirements under the Pension Protection Act (the “PPA”) would impact contributions required to fund our plan. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial future investment losses on pension plan assets would increase pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. In addition, a change in the discount rate used to calculate our obligations for our nonunion defined benefit pension plan and postretirement health benefit plan for financial statement purposes would impact the accumulated benefit obligation and expense for these plans. An increase in expense for these pension and postretirement plans may adversely impact our results of operations. We could also experience losses on investments related to our cash surrender value of variable life insurance policies, which may negatively impact our results of operations.

We are uncertain as to how long we will continue to be impacted by the residual effects of the unfavorable macroeconomic and industry conditions of recent years. Continued economic volatility could have a material adverse effect on our business, results of operations, and financial position. Furthermore, it is not possible to predict the effects of armed conflicts, terrorist attacks, or political and/or civil unrest, and subsequent events on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.

ITEM 1A. RISK FACTORS - continued

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

We face significant competition in local, regional, national, and international markets. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our operating results and financial condition. These competitive factors include, but are not limited to, the following:

•
ABF Freight competes with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. Our ABF Logistics businesses compete with domestic and global logistics service providers which compete in one or more segments of the transportation industry. Some of our competitors have greater capital resources than we do or have other competitive advantages.

•
Our nonunion competitors generally have a lower fringe benefit cost structure for their freight‑handling and driving personnel than union carriers. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than ours and may impact our competitiveness in the LTL industry.

•
Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or grow tonnage levels.

•	Customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

•
Certain of our competitors may offer a broader portfolio of services or more effectively bundle their service offerings, which could impair our ability to maintain or grow our share of one or more markets in which we compete.

•
Competition in the LTL industry from non‑asset‑based logistics and freight brokerage companies may adversely affect customer relationships and prices in our ABF Freight operations. Conversely, our ABF Logistics and Premium Logistics & Expedited Freight Services businesses may be adversely impacted if shippers shift business to truckload brokerage companies or asset‑based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry‑wide capacity.

•
The trend toward consolidation in the transportation industry could continue to create larger LTL carriers with greater financial resources and other competitive advantages relating to their size. ABF Freight could experience some competitive difficulties if the remaining LTL carriers, in fact, realize advantages because of their size. Industry consolidations could also result in our competitors providing a more comprehensive set of services at competitive prices, which could adversely affect our results of operations.

We depend on our employees to support our business operations and future growth opportunities. If our relationship with our employees deteriorates or if ABF Freight is unable to reach agreement on future collective bargaining agreements, we could be faced with labor disruptions or stoppages, which could have a material adverse effect on our business, reduce our operating results, and place us at a further disadvantage relative to nonunion competitors.

As of December 2013, approximately 76% of ABF Freight’s employees were covered under the ABF NMFA, the collective bargaining agreement with the IBT which extends through March 31, 2018. Subsequent to 2013 through the end of the agreement in 2018, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on our competitive position, results of operations, cash flows, and financial position. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. ABF Freight’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight‑handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. We have not historically experienced any significant long‑term difficulty in attracting or retaining qualified drivers for ABF Freight, although short‑term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. If we

ITEM 1A. RISK FACTORS - continued

are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business. In addition to difficulties we may experience in driver retention, if we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs.

The driver fleet of our Premium Logistics & Expedited Freight Services segment is made up of independent owner operators and individuals. We face intense competition in attracting and retaining qualified owner operators from the available pool of drivers and fleets, and we may be required to increase owner‑operator compensation or take other measures to remain an attractive option for owner operators, which may negatively impact our results of operations. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in labor costs, our services may be less competitive which could have an adverse effect on our business.

Our management team is an important part of our business and loss of key employees could impair our success.

We benefit from the leadership and experience of our senior management team and other key employees and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees could have an adverse effect on our operations and profitability if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business. If we are unable to continue to develop and retain a core group of management personnel and execute succession planning strategies, our business could be negatively impacted in the future.

We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs, and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our operating results.

The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. A disruption in our fuel supply resulting from natural or man‑made disasters, armed conflicts, terrorist attacks, actions by producers, or other factors that are beyond our control could have a material adverse effect on our operations. We maintain fuel storage and pumping facilities at many of our terminals; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Our Freight Transportation and Premium Logistics & Expedited Freight Services segments charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel‑related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure, or the total price that we will receive from our customers.

Fuel prices have fluctuated significantly in recent years. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel‑ and energy‑related areas, operating results could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2013, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight’s customers, although certain nonstandard arrangements have limited the amount of fuel surcharge recovered. During periods of increasing fuel costs, the negative impact on operating margins of capped fuel surcharge revenue is more evident as fuel prices remain above maximum levels recovered through the fuel surcharge mechanism on certain accounts. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase.

Higher fuel prices cause customers of our Emergency & Preventative Maintenance segment to seek cost savings throughout their businesses which may result in a reduction of miles driven and/or a deferral of maintenance practices that may reduce the volume of our maintenance service events, resulting in an adverse impact on the segment’s operating results, financial condition and cash flows.

ITEM 1A. RISK FACTORS - continued

We do not have any long‑term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our fuel surcharge revenue and fuel‑related costs. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes, supply and demand imbalances, actions by producers, or other factors that are out of our control which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our Credit Agreement and accounts receivable securitization program contain financial and other restrictive covenants with which we may be unable to comply. A default under these financing arrangements or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

The Term Loan outstanding under our Credit Agreement is secured by a lien on certain of our assets and pledges of the equity interests in certain subsidiaries. Our Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. Our accounts receivable securitization program contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and maintaining certain characteristics of the receivables, such as rates of delinquency, default, and dilution.

If we default under the terms of these facilities and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings against the facilities could be immediately declared due and payable. If we fail to pay the amount due, the lenders could proceed against the collateral by which our Term Loan is secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. Certain proposed regulations applicable to financial institutions, if enacted, could affect the future availability of funds under our accounts receivable securitization program or significantly increase our costs to maintain or borrow against the facility. A default under our Credit Agreement or accounts receivable securitization program or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could have a material adverse effect on our liquidity and financial condition.

We depend on services provided by third parties and increased costs or disruption of these services could adversely affect our operations.

A reduction in the availability of rail services or services provided by agents to meet customer requirements could increase ABF Freight’s purchased transportation costs which we may be unable to pass along to our customers. If a disruption in transportation services from our rail or other third‑party service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our ABF Freight customers. If these situations occurred, our results of operations and cash flows could be adversely impacted.

The inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third‑party providers; equipment shortages, particularly among contracted truckload or expedite carriers; or a significant interruption in service or stoppage in third‑party transportation services could have a material adverse effect on the operating results of our non‑asset‑based businesses. Third‑party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third‑party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues, and profitability of our non‑asset‑based businesses.

ITEM 1A. RISK FACTORS - continued

Costs incurred and/or loss of business associated with disruptions or failures of essential services upon which our information technology platforms rely could have a material adverse effect on our results of operations and financial condition.

Our business requires the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure, including our proprietary information technology platforms. Our information technology systems also depend upon the Internet, global communications providers, satellite‑based communications systems, the electric grid, electric utility providers, and telecommunications providers. We have no control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions or failures in the services upon which our information technology platforms rely may adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operation.

Our business could be adversely impacted by increased competition from freight transportation service providers outside the motor carrier freight transportation industry.

In addition to LTL and truckload motor carriers, we compete against other freight transportation service providers, including railroads, which have recently experienced growth due to general economic improvement and a conversion of truckload to intermodal shipping. Certain challenges specific to the motor carrier freight transportation industry, such as the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; potential changes to driver hours‑of‑service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations could result in the service offerings of other freight transportation service providers being more competitive. Our results of operations and financial condition could be adversely impacted if railroads or other freight transportation sectors increase their share of the market for our services.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with its collective bargaining agreement with the IBT, and other related supplemental agreements.

The multiemployer plans to which ABF Freight contributes, which have been established pursuant to the Taft‑Hartley Act, are jointly‑trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively‑bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single‑employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to contribute to the plan. A withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, it would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which generally would be effected through collective bargaining.

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”). Among other things, the PPA requires that “endangered” (generally less than 80% funded and commonly called “yellow zone”) plans adopt “funding improvement plans” and that “critical” (generally less than 65% funded and commonly called “red zone”) plans adopt “rehabilitation plans” that are intended to improve the plan’s funded status over time. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. In addition, notwithstanding any collective bargaining agreement, employer contribution obligations to multiemployer pension plans can be increased if the plan enters reorganization status or becomes insolvent. In those events, the contribution

ITEM 1A. RISK FACTORS - continued

increase generally cannot exceed 7% per year. ABF Freight has not received notification of any plan reorganization or plan insolvency.

Several of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded. The underfunded status of these plans developed over many years, and we believe that an improved funded status will also take time to be achieved. In addition, the highly competitive industry in which we operate could impact the viability of contributing employers. The reduction or loss of contributions by member employers, the impact of market risk on plan assets and liabilities, and the effect of any one or combination of the aforementioned business risks, which are outside our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities, and our future contribution requirements. We believe that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans, or in certain cases, to extend the solvency of the funds by utilizing a combination of several possible initiatives as they have done in the past. Furthermore, additional legislative changes or action taken by governmental agencies could provide relief. However, we cannot make any assurances regarding these issues.

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2012, approximately 63% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status,” including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”), and approximately 3% of our contributions are made to plans that are in “endangered status,” as defined by the PPA.

Approximately one‑half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 47.6%, 53.9%, and 58.9% as of January 1, 2013, 2012, and 2011, respectively. In 2005, the IRS granted an extension of the period of time over which the Central States Pension Plan amortizes unfunded liabilities by ten years, subject to the condition that a targeted funding ratio is maintained by the plan. Based on information currently available to us, the Central States Pension Plan has not received notice of revocation of the ten‑year amortization extension granted by the IRS. In the unlikely event that the IRS revokes the extension, the revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF Freight’s share of the resulting funded deficiency, the extent of which is currently unknown to us. We believe that the occurrence of a revocation that would require recognition of liabilities for ABF Freight’s share of a funded deficiency is remote.

We have significant ongoing capital requirements that could affect profitability and growth if we are unable to generate sufficient cash from operations or properly forecast capital needs to correspond with business volumes.

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited; it may be necessary for us to utilize our existing financing arrangements to a greater extent or enter into additional leasing or financing arrangements; or our revenue equipment may have to be held for longer periods, which would result in increased expenditures for maintenance. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. If we were unable to generate sufficient cash from operations or unable to properly forecast capital needs, there could be an adverse effect on our operations and profitability.

Increased prices for new revenue equipment and decreases in the value of used revenue equipment could adversely affect our earnings and cash flows.

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements mandated by the EPA, which are intended to reduce emissions. The latest EPA engine and emissions system design requirements became effective for engines built beginning January 1, 2010. A number of states have mandated, and states may continue to individually mandate, additional emission‑control requirements for equipment which could increase equipment costs for entire fleets that operate in interstate commerce. Further equipment price increases may result from these federal and state requirements. In addition, greenhouse gas emissions regulations are likely to impact equipment design and cost. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to fully offset any such increases in expenses with freight rate increases, our results of operations could be adversely affected.

During prolonged periods of decreased tonnage levels, we may make strategic fleet reductions in our ABF Freight operations which could adversely impact our operating results. In addition, other trucking companies may reduce fleet levels during recessionary economic cycles, which could result in an increase in the supply of used equipment. If market prices for used revenue

ITEM 1A. RISK FACTORS - continued

equipment decline, corresponding decreases in our established salvage values on equipment being used in our ABF Freight operations would increase our depreciation expense, and we could incur impairment losses on assets held for sale which could have an adverse effect our results of operations and cash flows.

Decreases in the availability of new tractors and trailers could have a material adverse effect on our operating results.

We may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for our ABF Freight operations could have a material adverse effect on our results of operations and financial condition.

Ongoing claims expenses could have a material adverse effect on our operating results.

Claims may be asserted against us for accidents or for cargo loss or damage occurring in ABF Freight’s operations. Claims may also be asserted against us for accidents involving the operations of third‑party service providers that we utilize for our non‑asset‑based segments, for our actions in retaining their services, or for loss or damage to our customers’ goods for which we are determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. Our current self‑insurance retention levels are generally $1.0 million for each workers’ compensation loss, generally $1.0 million for each third‑party casualty loss, and $1.0 million for each cargo loss. Certain motor carrier subsidiaries of the Company other than ABF Freight are insured but have lower deductibles on their policies. Our self‑insurance retention levels for medical benefits are $275,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self‑insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results. Significant increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self‑insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In addition, if we lose our ability to self‑insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

We are required by certain states in which we are self‑insured to provide collateral for workers’ compensation and third‑party casualty claims liabilities. We have agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit that require cash or short‑term investments to be pledged as collateral for the outstanding letters of credit. We also have the ability to issue letters of credit against our accounts receivable securitization program. These otherwise unsecured letters of credit have the effect of reducing borrowing availability under that facility. In addition, we have programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of our self‑insurance program. Certain surety bonds are collateralized by restricted short‑term investments in certificates of deposit. Estimates made by the states and the surety companies of our future exposure for our self‑insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self‑insurance program, which could increase the amount of our cash equivalents and short‑term investments restricted for use and unavailable for operational or capital requirements.

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

ITEM 1A. RISK FACTORS - continued

Our businesses are subject to numerous operating regulations, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non‑vessel‑operating common carriers, safety, contract compliance, insurance requirements, tariff and trade policies, employment practices, taxation, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

The DOT rules regulating driving time for commercial truck drivers have had a minimal impact upon our operations. The effective date of the current hours‑of‑service rules was February 27, 2012 with a July 1, 2013 compliance date for selected provisions. Implementation of the new hours‑of‑service rules has had a slightly negative impact on ABF Freight’s fleet utilization. Future changes in these rules could have further adverse effects on our operating efficiency and increase costs.

Our drivers and dockworkers also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers, and driver and/or business suspension for noncompliance. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours‑of‑service regulations, could adversely impact our ability to hire drivers to adequately meet current or future business needs. Shippers may be influenced by the publicly‑available scores in selecting a carrier to haul their freight and, although ABF Freight is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a downgrade of our safety rating. Failures to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self‑insure. The loss of our ability to self‑insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

For the global operations of our Domestic & Global Transportation Management segment, we are licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission also is responsible for the economic regulation of non‑vessel operating common carriers that contract for space and sell that space to commercial shippers and other non‑vessel operating common carriers for freight originating or terminating in the U.S. If we fail to comply with the regulations of the FMC, we may be subject to penalties or revocation of our permits or licenses, which could have a material adverse effect on the results of global logistics operations.

There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of our Premium Logistics & Expedited Freight Services segment as employees. Many states have initiated enforcement programs to evaluate the classification of independent contractors, and class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage‑and‑hour, and health care coverage. In the event of such reclassification of our owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on our results of operations and financial condition.

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

ITEM 1A. RISK FACTORS - continued

Our non‑asset‑based segments utilize third‑party service providers who are subject to similar regulation requirements as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third‑party service providers occurs, there could be a material adverse effect on the operating results and business growth of our non‑asset‑based segments.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We may transport or arrange for the transportation of hazardous materials and explosives and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. We also store fuel in underground and aboveground tanks at some facilities. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage, and hazardous waste disposal. Under certain environmental laws, we could be held responsible for any costs relating to contamination at our past or present facilities and at third‑party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to cleanup costs and liabilities in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business and operating results. In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, or regional climate change legislation is possible in the future. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission‑related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on us that may adversely impact our results of operations. We may also be subject to additional requirements related to customer‑led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

The engines used in our newer tractors are subject to new emissions‑control regulations, which could substantially increase operating expenses.

Tractor engines that comply with the EPA emission‑control design requirements that took effect on January 1, 2007 are generally less fuel‑efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. Engine manufacturers have made adjustments to the operating software, since the introduction of these engines, that have resulted in slightly improved fuel economy and some early‑life cycle reduction in maintenance cost per mile in the 2010 EPA‑compliant engines compared to the 2007 EPA engines; however, the maintenance costs have proven to be markedly higher in comparison to the pre‑2007 EPA engines. In addition, ABF Freight’s costs to acquire and maintain compliant equipment could increase substantially. Reduced fuel demand due to improved fuel economy may result in legislative efforts to increase fuel taxes which, if enacted, could significantly increase our costs. If we are unable to offset increases in equipment and maintenance costs with higher freight rates and fuel economy savings, and if we are not able to offset fuel tax increases through reductions in other excise taxes or through increases in the rates we charge our customers, our results of operations could be adversely affected.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; changes in foreign exchange rates; the ability to secure space on third‑party aircraft, ocean vessels, and other modes of transportation; difficulties in enforcing contractual obligations and intellectual property rights; burdens of complying with a wide variety of international and United States regulations and export and import laws as well as different liability standards and less developed legal systems ; and social, political, and economic instability.

ITEM 1A. RISK FACTORS - continued

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”). Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in legal claims against us. In addition, if we are unable to maintain the Customs – Trade Partnership Against Terrorism (“C‑TPAT”) status of our Premium Logistics & Expedited Freight Services segment, we may have significant border delays, which could cause our international operations to be less efficient than competitors also operating internationally. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties imposed by foreign governments. These and other factors that substantially affect the operations of our international business could have a material adverse effect on the operating results of our global service offerings.

Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected.

As of December 31, 2013, we had recorded goodwill of $76.4 million and intangible assets, net of accumulated amortization, of $75.4 million, both primarily as a result of the June 15, 2012 acquisition of Panther. Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill and indefinite‑lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite‑lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill and indefinite‑lived intangible assets were performed as of October 1, 2013, 2012, and 2011, and it was determined that there was no impairment of the recorded balances.

Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. Significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of Panther could result in impairment and a resulting non‑cash write‑off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects on our business.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities which may result from the cost of defending against class‑action litigation, such as alleged violations of anti‑trust laws, wage‑and‑hour and discrimination claims, and any other legal proceedings. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, financial position, and results of operations. Our business reputation and our relationship with our employees may also be adversely impacted by our involvement in legal proceedings. For more information related to the Company’s legal proceedings, see Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.

ITEM 1A. RISK FACTORS - continued

If we are unable to maintain our corporate reputation and the ABF, Panther, and U‑Pack brands, our business may suffer.

ABF Freight is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Our business depends in part on our ability to maintain the image of the ABF brand as it applies to both ABF Freight and ABF Logistics. The Panther brand is also synonymous with premium service. Service, performance, and safety issues, whether actual or perceived, could adversely impact our customers’ image of the ABF companies, Panther, and U‑Pack and result in the loss of business. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, which are connected to ABF Freight, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships as well as hinder the growth of our non-asset-based businesses. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial position, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our initiatives to grow our business operations may take longer than anticipated or may not be successful.

Developing service offerings requires ongoing investment in personnel and infrastructure, including operating and management information systems. Depending upon the timing and level of revenues generated from our growth initiatives, the related results of operations and cash flows we anticipate from these initiatives and additional service offerings may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial position may be adversely affected.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels. We periodically evaluate and modify the ABF Freight network to reflect changes in customer demands and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurances that these network changes, to the extent such network changes are made, will result in a material improvement of ABF Freight’s results of operations.

Our growth plans place significant demands on our management and operating personnel and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. In addition, as we focus on growing our non‑asset‑based businesses, we may encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors, and we may not be able to successfully gain market share which could have an adverse effect on our operating results and financial position.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any future acquisitions.

We evaluate acquisition candidates from time to time and may acquire assets and businesses that we believe complement our existing assets and business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may be unable to generate sufficient revenue from the operation of an acquired business to offset our acquisition or investment costs. The degree of success of acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends in part upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; difficulties managing businesses that are outside our historical core competency; inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the diversion of management’s attention from ongoing business concerns; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes‑Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of the attention of management from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If acquired operations fail to generate sufficient cash flows, we may incur write‑offs of goodwill and intangible and other assets in the future.

ITEM 1A. RISK FACTORS - continued

Our information technology systems are subject to cyber risks, some of which are beyond our control, that could have a material adverse effect on our business, results of operations, and financial position.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Certain of our software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident.

We have experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems we have employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investment in technologies and processes to mitigate these risks, and our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber incidents in every potential circumstance that may arise.

Our business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause the company to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position.

Our business could be harmed by antiterrorism measures.

As a result of terrorist attacks on the United States, federal, state, and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on‑time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. Additional security measures may also reduce productivity of our drivers and third‑party transportation service providers, which would increase our operating costs. There can be no assurance that new antiterrorism measures will not be implemented and that such new measures will not have a material adverse effect on our business, results of operations, or financial condition.

Our results of operations could be impacted by seasonal fluctuations or adverse weather conditions.

Our operations are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Freight shipments and operating costs of the Freight Transportation and Domestic & Global Transportation Management operating segments can be adversely affected by inclement weather conditions. Expedited shipments of the Premium Logistics & Expedited Freight Services segment may decline due to post‑holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the Emergency & Preventative Maintenance segment are influenced by seasonal variations and service event volume is generally lower during mild weather conditions. Business levels of the Household Goods Moving Services segment are generally lower in the non‑summer months when demand for moving services is typically lower. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and level of services provided by our non‑asset‑based segments and, consequently, our operating results.

ITEM 1A. RISK FACTORS - continued

Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our restated certificate of incorporation, as amended, and our amended and restated bylaws may have the effect of delaying or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in the Company’s Board of Directors and management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of the Company or other change in control transaction and thereby negatively affect the price that investors might be willing to pay in the future for the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains 196,800 square feet.

Freight Transportation Segment

As of December 31, 2013, ABF Freight operated out of 269 terminal facilities, 10 of which also serve as distribution centers. The Company owns 119 of these facilities and leases the remainder from nonaffiliates. ABF Freight’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,200
Winston‑Salem, North Carolina	150	174,600
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000
Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Non‑Asset‑Based Segments

The Premium Logistics & Expedited Freight Services segment leases its general offices located in two buildings in Seville, Ohio totaling approximately 46,300 square feet, as well as seven additional locations with approximately 45,400 square feet of office and warehouse space.

The Domestic & Global Transportation Management segment and certain sales and administrative functions of the Household Goods Moving Services segment leases an office building in Fort Smith, Arkansas with approximately 36,400 square feet of space for the operations of .

The Emergency & Preventative Maintenance segment owns its offices located in Cherryville, North Carolina, containing approximately 38,900 square feet.

The Household Goods Moving Services segment owns its general offices and warehouse buildings containing approximately 71,000 square feet and leases additional office space of approximately 38,000 square feet located in Wichita Falls, Texas.

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements.

ITEM 3.	LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. These legal actions are not expected to have a material adverse effect, individually or in the aggregate, on the Company’s financial condition, results of operations, or cash flows. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self‑insured retention limits. The Company has accruals for certain legal, environmental, and self‑insurance exposures. For information related to the Company’s environmental and legal matters, see Environmental and Legal Matters within the Results of Operations section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of this Annual Report on Form 10‑K.

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

Market Information, Dividends and Holders

The Common Stock of Arkansas Best Corporation (the “Company”) trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ABFS.” The following table sets forth the high and low recorded sale prices of the Common Stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

	High	Low	Cash Dividend
2012
First quarter	$22.79	$17.18	$0.03
Second quarter	19.38	10.38	0.03
Third quarter	14.35	7.32	0.03
Fourth quarter	9.62	6.43	0.03
2013
First quarter	$12.78	$9.50	$0.03
Second quarter	23.45	9.62	0.03
Third quarter	28.10	19.40	0.03
Fourth quarter	35.96	21.35	0.03

At February 24, 2014, there were 25,868,155 shares of the Company’s Common Stock outstanding, which were held by 281 stockholders of record.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, financial condition, and other factors. So long as no event of default exists under the secured term loan (the “Term Loan”) outstanding under the credit agreement (the “Credit Agreement”) (see Note H to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K) before or after giving effect to any dividend, there are no material contractual restrictions on our ability to declare and pay dividends. On January 23, 2014, the Board of Directors declared a quarterly dividend of $0.03 per share to stockholders of record on February 6, 2014.

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

As of December 31, 2013, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2013. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10‑K.

	Year Ended December 31
	2013	2012(1)	2011	2010	2009(2)
	(in thousands, except per share data)
Statement of Operations Data:
Operating revenues	$2,299,549	$2,065,999	$1,907,609	$1,657,864	$1,472,901
Operating income (loss)	19,070	(14,568)	9,759	(54,545)	(168,706)
Income (loss) from continuing operations before income taxes	19,461	(16,992)	9,493	(53,797)	(165,518)
Provision (benefit) for income taxes	3,650	(9,260)	3,160	(21,376)	(37,996)
Income (loss) from continuing operations attributable to Arkansas Best Corporation(3)	15,811	(7,732)	6,159	(32,693)	(127,889)
Income (loss) from continuing operations per common share, diluted(3)	0.59	(0.31)	0.23	(1.30)	(5.12)
Cash dividends declared per common share(4)	0.12	0.12	0.12	0.12	0.60
Balance Sheet Data:
Total assets	1,017,326	1,034,462	916,220	860,951	869,546
Current portion of long‑term debt	31,513	43,044	24,262	14,001	3,603
Long‑term debt (including notes payable and capital leases, excluding current portion)	81,332	112,941	46,750	42,657	13,373
Other Data:
Net capital expenditures, including assets acquired through notes payable and capital leases(5)	24,211	68,854	76,575	41,886	43,676
Depreciation and amortization(6)	84,215	85,493	73,742	71,565	75,226

(1)
On June 15, 2012, the Company acquired Panther Expedited Services, Inc. Panther’s operations have been included in the consolidated results of operations since the acquisition date (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

(2)
2009 includes a goodwill impairment charge of $64.0 million (nondeductible for tax purposes), or $2.55 per share, and pre‑tax pension settlement expense of $4.6 million, or $0.11 per share, related to the supplemental benefit plan.

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

(6)
Excludes amortization of intangible assets associated with acquisition of Panther which totaled $4.2 million and $2.3 million in 2013 and 2012, respectively (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Arkansas Best Corporation (the “Company”) is a freight transportation services and integrated logistics solutions provider with five reportable operating segments. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF Freight”). The Company’s other reportable operating segments are the following non‑asset‑based businesses: Premium Logistics & Expedited Freight Services, Domestic & Global Transportation Management, Emergency & Preventative Maintenance, and Household Goods Moving Services. Together, the Company’s Freight Transportation segment and non‑asset‑based segments provide a comprehensive suite of transportation and logistics services. (See additional segment description in Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.)

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10‑K. Certain reclassifications have been made to the prior years’ operating segment data and statistics to conform to the current year presentation. Effective July 1, 2013, the Company formed a new operating segment, Domestic & Global Transportation Management, combining the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The strategic alignment of the sales and logistics functions related to these services into one reportable segment under a single executive management operating team better supports the delivery of these solutions and allows customers to gain greater awareness for these service offerings in an evolving marketplace. The Company’s transportation brokerage operations were previously reported as the Truck Brokerage and Management segment and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within the Freight Transportation segment for the years ended December 31, 2012 and 2011. There was no impact on consolidated amounts as a result of these reclassifications.

MD&A includes forward‑looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in “Forward‑Looking Statements” of Part I and “Risk Factors” of Part I, Item 1A of this Annual Report on Form 10‑K. MD&A is comprised of the following:

•	Results of Operations includes:

•
an overview of consolidated results with 2013 compared to 2012 and 2012 compared to 2011, and an Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) schedule presented as a measure of consolidated financial performance and ability to service debt obligations;

•
a financial summary and analysis of the Freight Transportation segment results of 2013 compared to 2012 and 2012 compared to 2011, including a discussion of key actions and events that impacted the results;

•	a financial summary and analysis of the Company’s non‑asset‑based reportable operating segments, including a discussion of key actions and events that impacted the results; and

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

•	Critical Accounting Policies discusses those accounting policies that are important to understanding certain of the material judgments and assumptions incorporated in the reported financial results.

•	Income Taxes provides an analysis of the effective tax rates, and deferred tax balances, including deferred tax asset valuation allowances.

•	Recent Accounting Pronouncements are also discussed within a separate section of MD&A.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The key indicators necessary to understand the Company’s operating results include:

•	For the Freight Transportation segment:

•	the overall customer demand for ABF Freight’s transportation services;

•	the volume of transportation services provided by ABF Freight, primarily measured by average daily shipment weight (“tonnage”), which influences operating leverage as tonnage levels vary;

•	the prices ABF Freight obtains for its services, primarily measured by yield (“revenue per hundredweight”), including fuel surcharges; and

•
ABF Freight’s ability to manage its cost structure, primarily in the area of salaries, wages, and benefits (“labor”), with the total cost structure measured by the percent of operating expenses to revenue levels (“operating ratio”).

•
For the non‑asset‑based reportable segments, primarily customer demand for logistics services combined with economic factors which influence the number of shipments or events used to measure changes in business levels.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2013	2012	2011
	(in thousands, except per share data)
OPERATING REVENUES
Freight Transportation (1)	$1,761,716	$1,701,495	$1,714,232
Premium Logistics & Expedited Freight Services (2)	246,849	132,326	—
Domestic & Global Transportation Management (1)	105,223	66,431	41,966
Emergency & Preventative Maintenance	137,546	115,968	92,554
Household Goods Moving Services	82,169	77,619	85,611
Other and eliminations	(33,954)	(27,840)	(26,754)
Total consolidated operating revenues	$2,299,549	$2,065,999	$1,907,609

OPERATING INCOME (LOSS)
Freight Transportation (1)	10,033	(19,800)	3,937
Premium Logistics & Expedited Freight Services (2)	6,956	2,402	—
Domestic & Global Transportation Management (1)	2,973	3,013	1,562
Emergency & Preventative Maintenance	3,274	1,935	2,982
Household Goods Moving Services	1,850	692	2,718
Other and eliminations (3)	(6,016)	(2,810)	(1,440)
Total consolidated operating income (loss)	$19,070	$(14,568)	$9,759
NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$15,811	$(7,732)	$6,159
DILUTED EARNINGS (LOSS) PER SHARE	$0.59	$(0.31)	$0.23

(1)
As previously discussed in the Organization of Information section of MD&A, certain reclassifications have been made to the prior years’ operating segment data to conform to the current year presentation which includes the Domestic & Global Transportation Management segment formed in third quarter 2013. The measurement of operating income for the Domestic & Global Transportation Management operating segment was changed in 2013 to include certain intercompany cost allocations. While it is impracticable to recalculate the cost allocations for all prior year periods, management estimated such amounts to be approximately $0.6 million in 2012 and $0.3 million in 2011. If the segment information was presented on a comparable basis for all periods, Domestic & Global Transportation Management operating expenses would increase by $0.6 million in 2012 and $0.3 million in 2011 with corresponding decreases in operating income for those years, and Freight Transportation operating expenses would decrease by the same amounts with corresponding increases in operating income for those years.

(2)	Includes operations of Panther since the June 15, 2012 acquisition date.

(3)
2013 includes workers’ compensation expense reserve increase associated with an insolvent insurance carrier and costs of long‑term incentive plans that were driven by the Company’s total shareholder return relative to its peer group.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Consolidated revenues, which totaled $2.3 billion for 2013, increased 11.3% compared to 2012, preceded by an 8.3% increase in 2012 revenues compared to 2011. The year‑over‑year increase in consolidated revenues for 2013 reflects higher volume‑driven revenues reported by each segment. Freight Transportation revenues, which represented 75%, 81%, and 89% of total revenues before other revenues and intercompany eliminations for 2013, 2012, and 2011, respectively, increased 3.7% on a per‑day basis compared to 2012, primarily due to the impact of a 3.6% year‑over‑year increase in tonnage on a per‑day basis. The 2013 increase in consolidated revenues also includes the full year of revenues reported in the Premium Logistics & Expedited Freight Services segment versus revenues since the June 15, 2012 acquisition of Panther Expedited Services, Inc. (“Panther”) in 2012. As a result of the Panther acquisition and investments in personnel and infrastructure, total non‑asset‑based segments have become a larger proportion of consolidated revenues generating 25%, 19%, and 11% of total revenues before other revenues and intercompany eliminations for 2013, 2012, and 2011, respectively.

The increase in consolidated revenues for 2012 compared to 2011 primarily reflects the revenues reported in the Premium Logistics & Expedited Freight Services segment since the Panther acquisition. In addition, higher volume‑driven revenues reported by the Domestic & Global Transportation Management and the Emergency & Preventative Maintenance segments contributed to the consolidated revenue growth.

The improvement in consolidated operating income, net income, and earnings per share in 2013 versus 2012 primarily reflects the cost reductions associated with ABF Freight’s new collective bargaining agreement that was implemented on November 3, 2013 and ABF Freight’s improved tonnage levels. The decline in operating results, net income, and earnings per share in 2012 versus 2011 was primarily related to the operations of the Freight Transportation segment. Net income and earnings per share were also impacted by changes in interest expense, changes in cash surrender value of life insurance, and the effective tax provision (benefit) rates as further described within the Income Tax section of MD&A.

Nonunion Defined Benefit Pension Plan
In June 2013, the Company amended its nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze the participants’ final average compensation and years of credited service as of July 1, 2013 (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). The June 2013 plan amendment resulted in a plan curtailment which reduced the pension liability and the pre‑tax unrecognized net actuarial loss of the plan by $46.3 million as of June 30, 2013. The freeze of the accrual of benefits as of July 1, 2013, and the reduction of the PBO due to the plan curtailment reduced the estimated total service and interest cost for the plan year ending December 31, 2013. The net periodic benefit cost was $6.3 million (before settlement expense) in 2013 compared to $16.6 million in 2012. The net reduction in nonunion defined benefit pension expense in 2013 was offset, in part, by discretionary contributions under the nonunion defined contribution plan, resulting in a net decrease in nonunion labor costs of $4.4 million, excluding settlement expense, related to these benefit plan changes for the year ended December 31, 2013 versus 2012. Because total 2013 lump‑sum benefit distributions from the plan exceeded the total annual service and interest cost of the plan, the Company recognized pension settlement expense of $2.1 million (pre‑tax), or $0.05 per share, for the year ended December 31, 2013. The settlement expense was recorded as an operating expense and a reduction of the pre‑tax net actuarial loss of the plan as of December 31, 2013.

In consideration of the freeze of the accrual of benefits under the plan and the resulting shift in focus of the plan’s investment strategy toward reducing investment, interest rate, and longevity risks in the plan, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries currently receiving monthly benefit payments. Upon payment of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were transferred to the insurance company. Because the total of the nonparticipating annuity contract purchase amount and lump‑sum benefit distributions from the plan will exceed the total interest cost of the plan, the Company will recognize settlement expense as a component of net periodic benefit cost in first quarter 2014 of approximately $2.0 million to $3.0 million (pre‑tax) with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre‑tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump‑sum distributions from the nonunion defined benefit pension plan in 2014. The Company’s 2014 total nonunion defined benefit pension expense will be available before its first quarter 2014 Form 10‑Q filing and, based on currently available actuarial information, is expected to decrease from the 2013 expense of $6.3 million (before settlement expense). The Company may continue to incur settlement expense in future years if qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

Consolidated EBITDA increased 36.5% in 2013 compared to 2012 and decreased 7.3% in 2012 compared to 2011. The variances in consolidated EBITDA reflect changes in consolidated earnings, which were driven by ABF Freight operating results.

	Year Ended December 31
	2013	2012	2011
	(in thousands)
CONSOLIDATED EBITDA
Net income (loss) attributable to Arkansas Best Corporation	$15,811	$(7,732)	$6,159
Interest expense and other related financing costs	4,183	5,273	3,953
Income tax provision (benefit)	3,650	(9,260)	3,160
Depreciation and amortization(1)	88,389	87,754	73,742
Share‑based compensation expense	5,494	6,068	6,450
Amortization of net actuarial losses and pension settlement expense	10,046	11,385	7,361
	$127,573	$93,488	$100,825

(1)
Includes amortization of intangibles which totaled $4.2 million and $2.3 million in 2013 and 2012, respectively (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

EBITDA is a primary component of the financial covenants to the Company’s Term Loan (See Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss) or earnings (loss) per share, as determined under GAAP. Other companies may calculate EBITDA differently; therefore, the Company’s EBITDA may not be comparable to similarly titled measures of other companies.

Freight Transportation Segment: ABF Freight Overview

ABF Freight’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10‑K. The key performance factors and operating results for ABF Freight are discussed in the following paragraphs.

As of December 2013, approximately 76% of ABF Freight’s employees were covered under the ABF National Master Freight Agreement (the “ABF NMFA”), the collective bargaining agreement with the International Brotherhood of Teamsters (“IBT”) which extends through March 31, 2018. The ABF NMFA was ratified on June 27, 2013, by a majority of ABF Freight’s IBT member employees who chose to vote. Following resolution of certain supplements to the ABF NMFA which were not approved at the time the collective bargaining agreement was ratified, the IBT implemented the ABF NMFA on November 3, 2013. The primary changes to the labor agreement under the ABF NMFA include a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1, 2017; a one‑week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT for which the rate increases were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. For subsequent years through the end of the agreement in 2018, the combined contractual wage and benefit contribution rate is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis.

In an ongoing effort to manage its cost structure to business levels, the Company periodically evaluates and modifies the ABF Freight network to reflect changes in customer demands and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight. On December 4, 2013, ABF Freight System, Inc. filed a change of operations proposal with the IBT that upon implementation should result in improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s less‑than‑truckload (“LTL”) freight network. The proposed change is part of an ongoing, dynamic network analysis that was initiated in 2013 along with other efforts to improve ABF Freight’s profitability. In January 2014, the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

IBT approved the change of operations for the consolidation of 21 smaller terminals into nearby facilities. Combined with the consolidation of eight smaller terminals which was carried out in the second half of 2013 without disruption to customers, the number of total ABF Freight service facilities will be reduced to 248 after implementation of the change of operations. ABF Freight will continue to directly serve customers in all the markets it currently serves. The costs associated with the ABF Freight network adjustments are not expected to be material. There can be no assurances that these changes, if made, will result in a material improvement of ABF Freight’s results of operations.

Tonnage
ABF Freight’s tonnage levels increased 3.6% on a per‑day basis in 2013 compared to 2012, preceded by a year‑over‑year decline of 4.6% in 2012 and an increase of 3.9% on a per‑day basis in 2011. Quarterly tonnage levels have fluctuated significantly in recent years. ABF Freight experienced quarterly decreases in year‑over‑year tonnage per day from third quarter 2011 through third quarter 2012, which followed year‑over‑year quarterly increases from first quarter 2010 through second quarter 2011. The effect of weak general economic conditions in 2012 and comparison to significant tonnage growth experienced in the second half of 2010 through the first half of 2011 influenced the 2012 tonnage comparisons to the prior year. The tonnage declines throughout the first nine months of 2012 were also impacted by ABF Freight’s initiatives to improve account profitability, which led to quarterly year‑over‑year increases in billed revenue per hundredweight, including fuel surcharges, during the same periods. In fourth quarter 2012, ABF Freight experienced a slight increase in tonnage levels versus fourth quarter 2011, despite the negative impact of Hurricane Sandy on business levels at the end of October 2012. Since the fourth quarter of 2012, ABF Freight has experienced year‑over‑year increases in quarterly tonnage per day. ABF Freight’s tonnage increases in 2013 were influenced by improved economic conditions which positively impacted demand for freight transportation and business growth in the regional markets (length of haul within 1,000 miles). Year‑over‑year increases in tonnage per day were 6.7%, 1.6%, 3.5%, and 2.7% in the first, second, third, and fourth quarters of 2013, respectively. Quarter‑to‑date through late‑February 2014, average daily total tonnage for ABF Freight increased 1% to 2% compared to the same period last year, which was lower than expected due to the effect of severe winter weather in the 2014 period. ABF Freight’s revenues quarter‑to‑date through late‑February were approximately 2% to 3% above the same prior year period due to the higher tonnage level and increases in billed revenue per hundredweight, including fuel surcharges, reflecting improved account pricing. Although ABF Freight manages costs with business levels, portions of operating costs are fixed in nature and the adjustments which would otherwise be necessary to align the cost structure with tonnage levels are limited in relatively short periods of time. Management estimated that severe winter weather, which resulted in lost revenue opportunity and incremental costs, negatively impacted operating income for the month of January 2014 by approximately $6 million. Unfavorable weather effects continued into the month of February 2014; however, the impact on the month was not available at the time of filing this Annual Report on Form 10‑K.

Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and ABF Freight’s pricing initiatives, as further discussed in the following Pricing section of the ABF Freight Overview, may continue to impact ABF Freight’s tonnage levels and, as such, there can be no assurances that ABF Freight will maintain or achieve improvements in its current operating results.

Pricing
Another key factor to ABF Freight’s operating performance is the industry pricing environment which influences ABF Freight’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF Freight’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the tonnage related to the business subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF Freight to the customer, and current market conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Since pricing is established individually by account, ABF Freight focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, industry pricing was negatively impacted during the recent recessionary periods of lower available tonnage, particularly in 2010 and 2009, when pricing became a primary driver of competition as many carriers attempted to either gain market share or minimize tonnage losses through price discounting. Pricing on ABF Freight’s traditional LTL business was adversely impacted during this time in which ABF Freight was not able to adequately secure base LTL rate increases. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase.

Since the second quarter of 2011, ABF Freight has experienced improvement in the overall pricing environment. ABF Freight’s pricing improvements in recent years were influenced by retention of general rate increases and improvements in contractual and deferred pricing agreements, as further discussed in ABF Freight Results within the Freight Transportation Segment section of Results of Operations. However, ABF took a more cautious approach to its overall account evaluation during the first quarter of 2013 emphasizing retention of customer accounts during the seasonally slower months. This focus was shifted toward yield improvement during the remainder of 2013. There can be no assurances that the current price improvement trend will continue or that efforts to improve pricing will offset the impact of tonnage losses on ABF Freight’s operating results. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Fuel
The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. ABF Freight charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel‑related expenses is difficult to ascertain. ABF Freight cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF Freight’s overall rate structure or the total price that ABF Freight will receive from its customers. While the fuel surcharge is one of several components in ABF Freight’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel‑ and energy‑related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2013, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs
ABF Freight is generally effective in managing its costs to business levels. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in Freight Transportation operating expenses as salaries, wages, and benefits, amounted to 61.0%, 62.9%, and 61.8% of ABF Freight’s revenues for 2013, 2012, and 2011, respectively. Labor costs, including retirement and health care benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K), are impacted by contractual obligations under ABF Freight’s labor agreement primarily with the IBT and other related supplemental agreements.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight‑handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. Under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which the Company contributes indicates that more than 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

During recent recessionary economic conditions, competitors with lower labor cost structures reduced their freight rates to gain market share. Despite pricing improvements ABF Freight has experienced since the second quarter of 2011, these competitive actions in recent years have limited ABF Freight’s ability to maintain or increase base freight rates to sufficient levels. ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. The Company expects the combined effect of immediate cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules, as previously discussed in this section of Results of Operations, to be crucial steps in more closely aligning ABF Freight’s labor cost structure with that of its competitors.

Freight Transportation Segment: ABF Freight Results – 2013 Compared to 2012

The Freight Transportation segment represents the operations of ABF Freight. The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF Freight:

	Year Ended December 31
	2013	2012(1)
ABF Freight Operating Expenses
Salaries, wages, and benefits	61.0%	62.9%
Fuel, supplies, and expenses	18.9%	19.4%
Operating taxes and licenses	2.5%	2.5%
Insurance	1.2%	1.2%
Communications and utilities	0.9%	0.9%
Depreciation and amortization	4.1%	4.6%
Rents and purchased transportation	10.3%	9.2%
Pension settlement expense	0.1%	—%
Other	0.4%	0.5%
	99.4%	101.2%
ABF Freight Operating Income (Loss)	0.6%	(1.2)%

(1)
Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation, primarily the exclusion of the operating information related to the businesses providing ocean shipping solutions and transportation and warehouse management services from Freight Transportation operating information (see Organization of Information section of MD&A).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table provides a comparison of key operating statistics for ABF Freight:

	Year Ended December 31
	2013	2012 (1)	% Change
Workdays	251.5	252.0
Billed revenue (2) per hundredweight, including fuel surcharges	$27.94	$27.90	0.1%
Pounds	6,304,083,944	6,096,672,861	3.4%
Pounds per day	25,065,940	24,193,146	3.6%
Shipments per DSY (3) hour	0.471	0.473	(0.4)%
Pounds per DSY (3) hour	640.73	641.87	(0.2)%
Pounds per shipment	1,361	1,357	0.3%
Pounds per mile(4)	20.18	19.57	3.1%

(1)
Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation, primarily the exclusion of the operating information of the business providing transportation and warehouse management services from Freight Transportation key operating statistics (see Organization of Information section of MD&A).

(2)
Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF Freight’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes. Billed revenue has been adjusted to exclude intercompany revenue that is not related to freight transportation services.

(3)
Dock, street, and yard (“DSY”) measures are further discussed in ABF Freight’s Operating Expenses within this section of ABF Freight Results. ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(4)
Total pounds per mile is used by ABF Freight to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used.

ABF Freight Revenues
ABF Freight’s revenues for the year ended December 31, 2013 were $1,761.7 million, compared to $1,701.5 million reported in 2012, for an increase of 3.7% on a per‑day basis. The increase in revenue per day for 2013 compared to 2012 was due to a 3.6% increase in tonnage per day and a slight increase in total billed revenue per hundredweight, including fuel surcharges.

ABF Freight’s tonnage increase in 2013 compared to 2012 was primarily attributable to the effect of a more stable economy in 2013, and compared favorably to year‑over‑year tonnage declines experienced in 2012 as previously discussed in the ABF Freight Overview within the Freight Transportation Segment section of Results of Operations. The tonnage growth in 2013 also reflects a 3.1% increase in the number of shipments along with strong growth in the regional markets (length of haul within 1,000 miles).

The slight increase in total billed revenue per hundredweight, including fuel surcharges, for 2013 compared to 2012 reflects a more cautious approach to account pricing in first quarter 2013 with a shift toward emphasizing yield improvement during the remainder of the year. In first quarter 2013, ABF Freight experienced a year‑over‑year decrease in billed revenue per hundredweight, including fuel surcharges, of 2.4% as it focused on retention of customer accounts during the seasonally slower months. The year‑over‑year decrease in billed revenue per hundredweight, including fuel surcharges, narrowed to 0.1% in second quarter 2013, followed by increases of 0.7% and 2.3% in the third and fourth quarter of 2013, respectively, as ABF Freight increased its focus on account profitability during the second half of 2013.

Effective May 28, 2013 and June 25, 2012, ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.9% and 6.9%, respectively, although the amounts vary by lane and shipment characteristics. For 2013, prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of approximately 4% compared to the same period of 2012.

The year‑over‑year increase in total billed revenue per hundredweight, including fuel surcharges, for 2013 was impacted by the general rate increases and improvements in contractual and deferred pricing agreements, offset in part by changes in fuel surcharges and freight profile, including pounds per shipment, freight density, length of haul, and customer and geographic mix. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL business was slightly higher in 2013 compared to 2012. The year‑over‑year change in total billed revenue per hundredweight, including fuel surcharges, for 2013 was also impacted by comparison to an improved pricing measure experienced in 2012 versus the prior year. The ABF

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Freight Overview within the Freight Transportation Segment section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Freight Operating Income (Loss)
ABF Freight generated operating income of $10.0 million in 2013 compared to an operating loss of $19.8 million in 2012. ABF Freight’s 2013 operating ratio improved to 99.4% from 101.2% in 2012. The improvement in ABF Freight’s operating ratio for 2013 reflects the cost reductions associated with the new collective bargaining agreement that was implemented on November 3, 2013 and the effect of revenue growth, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels including fuel surcharges. ABF Freight’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview within the Freight Transportation Segment section of Results of Operations) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses
Labor costs, which are reported in operating expenses of the Freight Transportation segment as salaries, wages, and benefits, amounted to 61.0% and 62.9% of ABF Freight’s revenue for 2013 and 2012, respectively. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels including fuel surcharges. The decrease in labor costs as a percentage of revenue was also due in part to the impact of the following items. The decrease in labor costs as a percentage of revenue reflects the impact of the one‑week reduction in annual compensated vacation for contractual employees which was effective upon the November 3, 2013 implementation of the ABF NMFA. Furthermore, the expense decrease as a percentage of revenue was impacted by the comparison to higher workers’ compensation costs experienced in 2012 due to unfavorable development of claims, while 2013 costs were in line with the ten‑year historical average. As previously discussed in the Consolidated Results section of Results of Operations, the curtailment of the Company’s nonunion defined benefit pension plan due to the plan freeze effective July 1, 2013 resulted in a decrease in nonunion pension expense for the second half of 2013, which was partially offset by accrued discretionary contributions under the nonunion defined contribution plan. The net decrease in salaries, wages, and benefits expense related to these benefit plan changes was $4.2 million, or 0.2% as a percentage of revenue, for the year ended December 31, 2013 versus 2012.

Because of the negotiation process for ABF Freight’s new collective bargaining agreement, contractual wage rates did not change on April 1, 2013, but decreased 7% effective November 3, 2013 upon implementation of the ABF NMFA. The health, welfare, and pension benefit contribution rate increases under the ABF NMFA were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. For subsequent years through the March 31, 2018 expiration of the agreement, the combined contractual wage and benefit contribution rate is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight maintains customer service. The challenges of adjusting the cost structure are evidenced by the productivity measures in the previous table, including decreases in shipments per DSY hour and pounds per DSY hour of 0.4% and 0.2%, respectively. These productivity measures reflect the impact of unfavorable changes in customer account profile and mix. Pounds per mile increased 3.1%, while shipment size increased 0.3%, reflecting improved linehaul management and increased rail utilization.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.5% in 2013 compared to 2012, primarily due to lower fuel costs. The decline in fuel costs reflects the effect of an increase in rail utilization, improved management of equipment repositioning, and lower fuel prices. ABF Freight’s average fuel price per gallon, excluding taxes, decreased 1.6% for 2013 compared to 2012.

Depreciation and amortization as a percentage of revenue decreased 0.5% in 2013 compared to 2012, primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements. The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT for the contract period subsequent to March 31, 2013 which was not implemented until November 3, 2013. Accordingly, ABF Freight’s purchases of revenue equipment were at significantly lower levels during 2013. As existing revenue equipment is held for longer periods, ABF Freight has and may continue to incur increased expenditures for maintenance costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Rents and purchased transportation as a percentage of revenue increased by 1.1% in 2013 compared to 2012, primarily attributable to higher rail utilization, including associated fuel surcharges. Rail miles increased from 14.4% in 2012 to 15.7% in 2013. The increase in rents and purchased transportation as a percentage of revenue can also be attributed to an increase in amounts paid to other service providers and agents in order to meet customer requirements, including fuel surcharges associated with these services.

Freight Transportation Segment: ABF Freight Results – 2012 Compared to 2011

The Freight Transportation segment represents the operations of ABF Freight. The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF Freight:

	Year Ended December 31
	2012(1)	2011(1)
ABF Freight Operating Expenses
Salaries, wages, and benefits	62.9%	61.8%
Fuel, supplies, and expenses	19.4%	19.4%
Operating taxes and licenses	2.5%	2.7%
Insurance	1.2%	1.4%
Communications and utilities	0.9%	0.9%
Depreciation and amortization	4.6%	4.1%
Rents and purchased transportation	9.2%	9.0%

Pension settlement expense	—%	0.1%
Other	0.5%	0.4%
	101.2%	99.8%
ABF Freight Operating Income (Loss)	(1.2)%	0.2%

(1)
Certain reclassifications have been made to the operating segment data and statistics to conform to the 2013 presentation, primarily the exclusion of the operating information related to the businesses providing ocean shipping solutions and transportation and warehouse management services from Freight Transportation operating information (see Organization of Information section of MD&A).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The following table provides a comparison of key operating statistics for ABF Freight:

	Year Ended December 31
	2012(1)	2011(1)	% Change
Workdays	252.00	252.00
Billed revenue(2) per hundredweight, including fuel surcharges	$27.90	$26.79	4.1%
Pounds	6,096,672,861	6,389,652,596	(4.6)%
Pounds per day	24,193,146	25,355,764	(4.6)%
Shipments per DSY(3) hour	0.473	0.482	(1.9)%
Pounds per DSY(3) hour	641.87	648.93	(1.1)%
Pounds per shipment	1,357	1,347	0.7%
Pounds per mile(4)	19.57	19.54	0.2%

(1)
Certain reclassifications have been made to the operating segment data and statistics to conform to the 2013 presentation, primarily the exclusion of the operating information of the business providing transportation and warehouse management services from Freight Transportation key operating statistics (see Organization of Information section of MD&A).

(2)
Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF Freight’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes. Billed revenue has been adjusted to exclude intercompany revenue that is not related to freight transportation services.

(3)
Dock, street, and yard (“DSY”) measures are further discussed in ABF Freight’s Operating Expenses within this section of ABF Freight Results. ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(4)
Total pounds per mile is used by ABF Freight to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used.

ABF Freight Revenues
ABF Freight’s revenues for the year ended December 31, 2012 were $1,701.5 million, compared to $1,714.2 million reported in 2011, for a decrease of 0.8% on a per‑day basis. The decrease in revenues per day for 2012 compared to 2011 was due to a 4.6% decrease in tonnage per day, partially offset by a 4.1% increase in total billed revenue per hundredweight, including fuel surcharges.

ABF Freight’s tonnage decline in 2012 compared to 2011 was primarily attributable to initiatives to improve account profitability, the effect of weak general economic conditions, and comparison to significant year‑over‑year tonnage growth experienced in the 2011 periods as previously discussed in the ABF Freight Overview within the Freight Transportation Segment section of Results of Operations. The tonnage decline for 2012 also reflects a decrease in the number of shipments. ABF Freight experienced quarterly year‑over‑year tonnage decreases on a per day basis of 10.6%, 6.3%, and 1.3% in each of the first, second, and third quarters of 2012, respectively, with an increase in tonnage on a per day basis of 0.5% in the fourth quarter of 2012 versus the same prior year period.

Effective June 25, 2012 and July 25, 2011, ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 6.9%, although the amounts vary by lane and shipment characteristics. For 2012, prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of approximately 4% compared to the same period of 2011.

The increase in total billed revenue per hundredweight for 2012 compared to 2011 was impacted by substantial retention of the general rate increases and improvements in contractual and deferred pricing agreements, as well as the initiatives management has taken to increase pricing on underperforming accounts. The increase in total billed revenue per hundredweight for 2012 was also impacted by changes in fuel surcharges and freight profile, including rated class, pounds per shipment, freight density, length of haul, and customer and geographic mix. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL business experienced a low‑ to mid‑single digit percentage increase in 2012 compared to 2011.

ABF Freight experienced a year‑over‑year increase in billed revenue per hundredweight, including fuel surcharges, of 11.4%, 4.5%, and 1.3%, in the first, second, and third quarter of 2012, respectively, and the fourth quarter measure was consistent with the same period of 2011. The sequential decline in year‑over‑year comparisons reflects pricing improvements implemented in the second half of 2011 combined with a more cautionary approach to account pricing in late 2012 focused on retention of customer accounts during the months of seasonally lower volume.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABF Freight Operating Income (Loss)
ABF Freight generated an operating loss of $19.8 million in 2012 compared to operating income of $3.9 million in 2011. ABF Freight’s 2012 operating ratio deteriorated to 101.2% from 99.8% in 2011. The impact of recessionary and uncertain economic conditions during recent periods on tonnage and industry pricing levels continued to have a significant influence on operating results in 2012. Although pricing improved during 2012, ABF Freight’s operating ratio was impacted by challenges in managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview within the Freight Transportation Segment section of Results of Operations) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses
Salaries, wages, and benefits amounted to 62.9% and 61.8% of ABF Freight’s revenue for 2012 and 2011, respectively. Portions of salaries, wages, and benefits are fixed in nature and increase, as a percent of revenue, with decreases in revenue levels including fuel surcharges.

The 1.1% increase in labor costs as a percentage of revenue also reflects higher contractual wage and benefit costs related to ABF Freight’s union workforce under the ABF NMFA. The annual contractual wage increases effective primarily on April 1, 2012 and 2011 averaged 1.9% and 1.7%, respectively. The health, welfare, and pension benefit contribution rates for contractual employees increased an average of 3.6% and 3.8%, effective primarily on August 1, 2012 and 2011, respectively.

For 2012, the challenges of adjusting the labor cost structure throughout the ABF Freight system to correspond with lower tonnage levels were evidenced by the productivity measures in the previous table, including decreases in shipments per DSY hour and pounds per DSY hour of 1.9% and 1.1%, respectively, and only slight improvement in pounds per mile while shipment size increased 0.7%. These productivity measures also reflect the impact of unfavorable changes in customer account profile and mix.

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

Non‑Asset‑Based Reportable Operating Segments

Throughout 2013 and 2012, the Company invested resources in the continuing development of a plan for future growth and expansion of logistics services. The acquisition of Panther on June 15, 2012 was a key component of the Company’s strategy to offer customers more end‑to‑end logistics solutions and expertise in response to their complex supply chain and unique shipping needs. Effective July 1, 2013, the Company formed the Domestic & Global Transportation Management segment, which operates as ABF Logistics, Inc. (“ABF Logistics“), in a strategic alignment of the sales and operations functions of the Company’s logistics businesses. By building the non‑asset‑based operating segments as a strong foundation of logistics and other transportation‑related business solutions, the Company is better positioned to serve the changing marketplace in ABF Freight’s traditional markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non‑asset‑based operating segments in Note N to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.)

For the year ended December 31, 2013, the combined revenues of the Company’s non‑asset‑based segments totaled $571.8 million, accounting for 25% of 2013 total revenues before other revenues and intercompany eliminations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Premium Logistics & Expedited Freight Services
The Premium Logistics & Expedited Freight Services segment, which represents the operations of Panther, generated operating income of $7.0 million on revenues of $246.8 million for the year ended December 31, 2013. The segment generated operating income of $2.4 million on revenues of $132.3 million from the June 15, 2012 acquisition date through December 31, 2012. The segment experienced year‑over‑year demand and margin improvements in the second half of 2013 resulting in an $11.7 million, or 9.6%, increase in revenues and a $4.4 million increase in operating income versus the same period in 2012. For 2013 and for the period in 2012 since the acquisition date, Panther’s operating expenses included $8.7 million and $4.8 million of depreciation and amortization of software and intangible assets that were acquired in the initial purchase of the business in June 2012. Panther’s 2013 results have also been impacted by investments made in sales and service locations for future growth which have begun to yield positive results.

Domestic & Global Transportation Management
Domestic & Global Transportation Management revenues, which totaled $105.2 million, $66.4 million, and $42.0 million in 2013, 2012, and 2011, respectively, increased 58.4% in 2013 compared to 2012, and 58.3% in 2012 compared to 2011. The increases in revenues were driven by higher shipments managed for transportation brokerage, ocean container transport services, and related warehouse management services, reflecting an expanded customer base. For 2013 and 2012, Domestic & Global Transportation Management reported operating income of $3.0 million compared to $1.6 million in 2011. The year‑over‑year operating income comparisons relative to sales growth were impacted by incremental operating costs of investments in personnel and technology to support future growth, higher costs related to unfavorable claims experience, and changes in intercompany cost allocations. As previously discussed, the Domestic & Global Transportation Management segment was formed in third quarter 2013. The measurement of operating income for the Domestic & Global Transportation Management operating segment was changed beginning in 2013 to include certain intercompany cost allocations. While it is impracticable to recalculate the cost allocations for all prior year periods, management estimated such amounts to be approximately $0.6 million in 2012 and $0.3 million in 2011. If the segment information was presented on a comparable basis for all periods, Domestic & Global Transportation Management operating expenses would increase by $0.6 million in 2012 and $0.3 million in 2011 with corresponding decreases in operating income for those years, and Freight Transportation operating expenses would decrease by the same amounts with corresponding increases in operating income for those years.

Emergency & Preventative Maintenance
Emergency & Preventative Maintenance revenues, which totaled $137.5 million, $116.0 million, and $92.6 million in 2013, 2012, and 2011, respectively, increased 18.6% in 2013 compared to 2012 and 25.3% in 2012 compared to 2011. The revenue growth was impacted by an increase in customer emergency and maintenance service events, which were generated from both the addition of new customers and expanded service to existing customers. Operating income increased to $3.3 million in 2013 from $1.9 million in 2012, attributable primarily to the event‑driven revenue increase. Operating income decreased to $1.9 million in 2012 from $3.0 million in 2011, primarily due to an increase in operating expenses related to planned investments in sales personnel, information technology, and operations to provide for continued business expansion.

Household Goods Moving Services
Revenues of the Household Goods Moving Services segment totaled $82.2 million, $77.6 million, and $85.6 million in 2013, 2012, and 2011, respectively. The 5.9% increase in revenues in 2013 compared to 2012 primarily reflects a higher level of consumer shipments managed and the effect of the May 31, 2013 acquisition of a privately‑owned logistics company (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Revenues decreased 9.3% in 2012 compared to 2011, attributable to a 7.6% decrease in total shipments managed as a result of pricing initiatives, the effect of reduced military‑related moves, and comparison to significant shipment growth experienced in 2011. Household Goods Moving Services’ operating income increased to $1.9 million in 2013 from $0.7 million in 2012, due primarily to increased shipment volume. Operating income decreased $2.0 million in 2012 from 2011 due to lower revenues combined with planned incremental investment in customer support and operations, including information technology development and supply chain personnel to provide for continued business expansion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)
On a combined basis, the non‑asset‑based segments generated $28.0 million, $15.1 million, and $8.6 million of EBITDA for the years ended December 31, 2013, 2012, and 2011, respectively. The year‑over‑year increases in 2013 and 2012 EBITDA were primarily driven by the Premium Logistics & Expedited Freight Services operations, with each of the non‑asset‑based segments generating positive EBITDA for each year presented.

	Year Ended December 31
	2013
	Operating Income(1)	Depreciation and Amortization(2)	EBITDA
	(in thousands)
Premium Logistics & Expedited Freight Services	$6,956	$10,516	$17,472
Domestic & Global Transportation Management	2,973	640	3,613
Emergency & Preventative Maintenance	3,274	540	3,814
Household Goods Moving Services	1,850	1,247	3,097
Total non‑asset‑based segments	$15,053	$12,943	$27,996

	Year Ended December 31
	2012
	Operating Income(1)	Depreciation and Amortization(2)	EBITDA
	(in thousands)
Premium Logistics & Expedited Freight Services	$2,402	$5,438	$7,840
Domestic & Global Transportation Management	3,013	364	3,377
Emergency & Preventative Maintenance	1,935	497	2,432
Household Goods Moving Services	692	769	1,461
Total non‑asset‑based segments	$8,042	$7,068	$15,110

	Year Ended December 31
	2011
	Operating Income(1)	Depreciation and Amortization(2)	EBITDA
	(in thousands)
Domestic & Global Transportation Management	$1,562	$197	$1,759
Emergency & Preventative Maintenance	2,982	476	3,458
Household Goods Moving Services	2,718	645	3,363
Total non‑asset‑based segments	$7,262	$1,318	$8,580

(1)
The calculation of EBITDA as presented begins with Operating Income, as Other Income (Expense) and Income Taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)
For the Premium Logistics & Expedited Freight Services segment, Depreciation and Amortization includes amortization of acquired intangibles in 2013 and 2012 of $4.2 million and $2.3 million, respectively, and amortization of acquired software in 2013 and 2012 of $4.5 million and $2.5 million, respectively (see Note E to the Company’s consolidated financial statements included in Part II, Item 5 of this Annual Report on Form 10‑K).

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

Expedited shipments of the Premium Logistics & Expedited Freight Services segment may decline during winter months because of post‑holiday slowdowns but can be subject to short‑term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the Premium Logistics & Expedited Freight Services segment, but severe weather events can result in higher demand for expedited services.

Emergency roadside service events of the Emergency & Preventative Maintenance segment are favorably impacted by severe weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by the variation in service event volume.

Business levels of the Household Goods Moving Services segment are generally higher in the second and third quarters as the demand for moving services is typically higher in the summer months.

Effects of Inflation

Generally, inflationary increases in labor and fuel costs, which are discussed in the Freight Transportation Segment section of Results of Operations as they relate to ABF Freight’s operations, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF Freight’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF Freight’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF Freight’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact the Company’s operating results.

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will likely continue to be replaced at higher costs, which could result in higher depreciation charges on a per‑unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during the recent recessionary and uncertain economic conditions and, although ABF Freight’s base LTL pricing improved during 2013 compared to 2012, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs regarding the Company’s non‑asset‑based reportable segments have historically been offset through price increases, although the pricing environment generally becomes more competitive during economic downturns.

In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on the Company’s business, primarily in the Freight Transportation and the Premium Logistics & Expedited Freight Services segments, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate. Panther, which constitutes the Premium Logistics & Expedited Freight Services segment, is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If the Company’s assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill or intangible asset impairment test may be triggered and may result in a material non‑cash write‑off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on the Company’s financial condition and operating results.

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

At December 31, 2013 and 2012, the reserve for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million, which is included in accrued expenses in the consolidated balance sheets. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, or regional climate change legislation is possible in the future. The Company is unable to determine with any certainty the effects of any future climate change legislation. However, emission‑related regulatory actions have historically resulted in increased costs of revenue equipment and diesel fuel, and future legislation, if passed, could result in increases in these and other costs. Significant increases in fuel prices or fuel taxes resulting from market or regulatory changes which are not offset by freight rate increases or fuel surcharges could have a material adverse impact on our results of operations. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions, and/or total vehicle fuel economy, could impose substantial costs on the Company that may adversely impact the results of operations. The Company may also be subject to additional requirements related to customer‑led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, management cannot predict the effect on the Company’s cost structure or operating results.

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self‑insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self‑insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite center; a fire suppression system to protect our on‑site data center; and electrical power protection and generation facilities. We have a catastrophic disaster recovery plan and alternate processing capability which is designed so that most critical data processes should be fully operational within 48 hours. This plan provides for basic operations within 48 hours of a catastrophe that renders our corporate headquarters unusable.

The Company’s business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay the Company’s operations, damage its reputation, and cause a loss of customers. The Company has experienced incidents involving attempted denial of service, malware attacks, and other events which were intended or may have been intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to the Company’s business. To date, the systems employed by the Company have been effective in identifying these types of events at a point when the impact on the Company’s business could be minimized. The Company has made and continues to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on the Company’s operations, although there can be no assurances that a cyber incident that could have a material impact to the Company could not occur.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents, and short‑term investments, cash generated by operations, and borrowing capacity under its credit agreement or accounts receivable securitization program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Cash Flow and Short‑Term Investments

Components of cash and cash equivalents and short‑term investments were as follows:

	Year Ended December 31
	2013	2012	2011
	(in thousands)
Cash and cash equivalents (1)	$105,354	$90,702	$141,295
Short‑term investments, primarily FDIC‑insured certificates of deposit	35,906	29,054	33,960
Total unrestricted	141,260	119,756	175,255
Restricted cash, cash equivalents, and short‑term investments(2)	1,902	9,658	52,693
Total(3)	$143,162	$129,414	$227,948

(1)	Cash equivalents consist of money market funds and variable rate demand notes.

(2)
Includes cash deposits in each year presented, certificates of deposit in 2012 and 2011, and money market funds in 2011. These funds were pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third‑party casualty claims liabilities (see Financing Arrangements within this section of MD&A).

(3)
Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2013 and 2012, cash, cash equivalents, and certificates of deposit of $49.4 million and $53.8 million, respectively, were not FDIC insured.

2013 Compared to 2012
Unrestricted cash, cash equivalents, and short‑term investments increased $21.5 million from December 31, 2012 to December 31, 2013. The increase in unrestricted funds was impacted by a $7.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with uncollateralized letters of credit under the accounts receivable securitization agreement. (The surety bond program and accounts receivable securitization agreement are discussed in the following Financing Arrangements section of Liquidity and Capital Resources).

Cash provided by operating activities in 2013 was $9.0 million above 2012 primarily due to improved operating results of ABF Freight. Contributions to the nonunion defined benefit pension plan, which have been reflected within operating cash flows, were relatively comparable totaling $17.8 million in 2013 and $18.0 million in 2012.

During 2013, cash provided by operations of $93.5 million was used to repay $43.2 million of long‑term debt related to the Term Loan (further described in the following Financing Arrangements section), capital leases, and notes payable; fund $24.2 million of capital expenditures net of proceeds from asset sales; fund the acquisition of a privately‑owned logistics company for net cash consideration of $4.1 million; and pay dividends of $3.2 million on Common Stock.

2012 Compared to 2011
Unrestricted cash, cash equivalents, and short‑term investments decreased $55.5 million from December 31, 2011 to December 31, 2012. The decrease in unrestricted funds was partially offset by the reduction in the collateral requirements under the Company’s letter of credit agreements and surety bond programs during 2012, which resulted in releasing the restrictions on $43.0 million of cash held as collateral.

Cash provided by operating activities decreased $16.3 million in 2012 compared to 2011 primarily due to $18.0 million of contributions made to the nonunion defined benefit pension plan in 2012 compared to no contributions made in 2011. The impact on cash provided by operating activities due to the decline in ABF Freight’s 2012 operating results was offset by changes in working capital primarily associated with lower business volumes at ABF Freight in 2012 versus 2011.

During 2012, cash provided by operations of $84.5 million and cash, cash equivalents, and short‑term investments on hand were used to fund $80.0 million of the Panther acquisition ($100.0 million of the purchase price was funded through the Term Loan); fund $30.9 million of capital expenditures net of proceeds from asset sales; repay $53.0 million of long‑term debt related to the Term Loan, capital leases, and notes payable; pay $7.2 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); pay dividends of $3.2 million on Common Stock; and pay $1.5 million of financing fees. During 2012, ABF Freight financed the acquisition of $38.0 million of tractors through note payable arrangements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

2011 Compared to 2010
Unrestricted cash, cash equivalents, and short‑term investments increased $33.4 million from December 31, 2010 to December 31, 2011. Cash provided by operations increased $74.6 million in 2011 compared to 2010 primarily due to improved operating results of ABF Freight. Cash provided by operating activities during 2011 included net payments of federal and state income taxes of $0.6 million compared to net refunds of income taxes of $31.0 million during 2010. During 2011, cash provided by operations of $100.9 million was used to fund $46.2 million of capital expenditures related primarily to ABF Freight’s operations net of proceeds from asset sales; repay $16.1 million of long‑term debt related to capital leases and notes payable; acquire the outstanding 25% equity interest of the Household Goods Moving Services subsidiary, Albert Companies, Inc., for $4.1 million; and pay dividends of $3.2 million on Common Stock. ABF Freight financed the acquisition of $30.4 million of tractors through capital lease and note payable arrangements during 2011.

Financing Arrangements

Term Loan
The Company has a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five‑year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement; however, borrowings under the revolving commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Financing Arrangements section of Liquidity and Capital Resources. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of the interest rate at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The future payments due under the Term Loan are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments due under the Term Loan are recorded in long‑term debt.

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of December 31, 2013, the Company was in compliance with the covenants. For the reporting period ended December 31, 2013, the Company’s fixed charge coverage ratio was 2.21 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

Accounts Receivable Securitization Program
The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this program, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy‑remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2013 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of December 31, 2013, standby letters of credit of $20.3 million have been issued under the facility, which reduced the available borrowing capacity to $54.7 million. Certain proposed regulations applicable to financial institutions, if enacted, could affect the future availability of funds under the accounts receivable securitization program or significantly increase the Company’s costs to maintain or borrow against the facility.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Letter of Credit Agreements and Surety Bond Programs
The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self‑insurance program discussed in the previous Accounts Receivable Securitization Program section. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements generally require cash or short‑term investments to be pledged as collateral for outstanding letters of credit. As of December 31, 2013, the Company had $22.8 million of letters of credit outstanding (including $20.3 million issued under the accounts receivable securitization program previously described), of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $58.1 million available as of December 31, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self‑insurance program previously discussed. As of December 31, 2013, surety bonds outstanding related to the collateralized self‑insurance program which totaled $12.7 million were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization program. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self‑insurance program totaled $43.8 million as of December 31, 2013.

Notes Payable and Capital Leases
ABF Freight has financed the purchase of certain revenue equipment (tractors and trailers primarily used in ABF Freight’s operations) through promissory note arrangements. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. The future payments due under the notes payable arrangements are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long‑term debt. The Company did not enter into any new promissory note arrangements in 2013.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates. The present values of net minimum lease payments are recorded in long‑term debt.

The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Balance sheet obligations:
Term Loan, including interest (1)	$88,896	$15,178	$36,816	$36,902	$—
Notes payable, including interest (2)	22,594	15,561	7,033	—	—
Capital lease obligations, including interest (2)	7,548	2,920	3,931	445	252
Postretirement health expenditures (3)	8,223	610	1,375	1,618	4,620
Deferred salary distributions (4)	7,642	975	1,693	1,134	3,840
Supplemental benefit distributions (5)	8,277	—	1,235	—	7,042
Voluntary savings plan distributions (6)	3,063	532	212	193	2,126
Off‑balance sheet obligations:
Operating lease obligations (7)	60,381	14,513	20,348	12,384	13,136
Purchase obligations (8)	58,297	45,909	6,503	5,885	—
Total	$264,921	$96,198	$79,146	$58,561	$31,016

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

(1)Represents payments under the Term Loan discussed in the Financing Arrangements section of Liquidity and Capital Resources. The five‑year, $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future payments due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of December 31, 2013 totaled $83.8 million.

(2)Notes payable and capital lease obligations relate primarily to revenue equipment, as discussed in the Financing Arrangements section of Liquidity and Capital Resources. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes. The capital lease agreements contain rental adjustment clauses for which the maximum amounts have been included in the contractual obligations presented.

(3)    The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and vision care to certain officers of the Company and certain subsidiaries (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Projected payments presented represent estimated payments, net of retiree premiums, related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $16.3 million as of December 31, 2013.

(4)    The Company has deferred salary agreements with certain employees of the Company (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirements of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $5.2 million as of December 31, 2013.

(5)    The Company has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers of the Company and certain subsidiaries (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.1 million as of December 31, 2013.

(6)    The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of the Company and certain subsidiaries (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). As of December 31, 2013, VSP related assets totaling $3.1 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, or disability of current employees.

(7)    While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of December 31, 2013, the Company had future minimum rental commitments totaling $58.6 million for facilities and $1.8 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8)    Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to revenue equipment, other equipment, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2013.

Based upon currently available actuarial information, which is subject to change based upon completion of the 2014 actuarial valuation of the plan, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2014. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 102.7% as of the January 1, 2013 valuation date. The AFTAP is determined by measurements prescribed by the U.S. Internal Revenue Code (the “IRC”), which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2013, the nonunion defined benefit pension plan was 98.1% funded on a projected benefit obligation basis (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

Capital Expenditures

The following table sets forth the Company’s historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2013	2012	2011
	(in thousands)
Capital expenditures, gross including capital leases and notes payable	$26,405	$75,251	$83,637
Less financing from capital lease obligations and notes payable	36	37,973	30,410
Capital expenditures, net of capital leases and notes payable	26,369	37,278	53,227
Less proceeds from asset sales	2,194	6,397	7,062
Total capital expenditures, net	$24,175	$30,881	$46,165

The variation in the Company’s net capital expenditures for the years presented above primarily relate to changes in ABF Freight’s capital expenditures and the use of capital leases and notes payable to finance the expenditures. The decrease in 2013 from 2012 was caused by a reduction in expenditures for revenue equipment due to ABF Freight’s prolonged negotiations related to the ABF NMFA which was not implemented by the IBT until November 3, 2013. The decrease in net capital expenditures in 2012 from 2011 is primarily due to the reduction in road trailer replacements, partially offset by the increased number of road tractor replacements at higher per unit costs.

In 2014, total net capital expenditures are estimated to be in a range of $90.0 million to $100.0 million, which consists primarily of ABF Freight revenue equipment replacements approximating $60.0 million. The remainder of the 2014 expected capital expenditures includes estimated costs of real estate for terminal operations and other capital expenditures (including dock/yard equipment and technology). The Company has the flexibility to adjust planned 2014 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $85.0 million to $90.0 million in 2014.

Other Liquidity Information

Cash, cash equivalents, and short‑term investments, including amounts restricted, totaled $143.2 million at December 31, 2013. The Company has generated $93.5 million, $84.5 million, and $100.9 million of operating cash flow during 2013, 2012, and 2011, respectively. However, general economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF Freight receives for its services, could affect the Company’s ability to generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short‑term investments, cash generated by operations, and amounts available under the Credit Agreement or accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its Common Stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On January 23, 2014, the Company’s Board of Directors declared a dividend of $0.03 per share to stockholders of record on February 6, 2014.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2013 or 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Balance Sheet Changes

Accounts Receivable, less allowances
Accounts receivable, less allowances, increased $21.9 million from December 31, 2012 to December 31, 2013, primarily due to increased business levels in 2013.

Off‑Balance Sheet Arrangements

The Company’s off‑balance sheet arrangements of $118.7 million include purchase obligations and future minimum rental commitments under operating lease agreements primarily for terminal facilities, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special‑purpose entities, variable interest entities, or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

INCOME TAXES

The Company’s effective tax rate for 2013 was 18.8% of pre‑tax income, compared to the effective tax benefit rate of 54.5% of pre‑tax losses for 2012 and the effective tax rate of 33.3% of pre‑tax income for 2011. The difference between the Company’s 2013 effective tax rate and the federal statutory rate primarily results from the effect of changes in the cash surrender value of life insurance, life insurance proceeds, and the January 2013 retroactive reinstatement of the alternative fuel tax credit which resulted in recognition of a $1.9 million benefit during 2013 for the 2012 and 2013 credits. The effective rate for 2013 was also significantly affected by a net decrease of approximately $1.4 million in the valuation allowance for deferred tax assets. The decrease in the valuation allowance for deferred tax assets was based on management’s judgment regarding the realization of deferred tax assets as affected by taxable income for the period and consideration of the other factors that affected 2013, including improved operating results and the implementation of ABF Freight’s new collective bargaining agreement in November.

For 2014, the effective tax rate will depend on pre‑tax income or loss levels. The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors, including those described above, may cause the full year 2014 tax rate to vary significantly from the statutory rate. If the alternative fuel credit, which expired on December 31, 2013, is not extended, 2014 tax expense will not include the related tax benefit resulting from the credit which amounted to $1.9 million in 2013. If the alternative fuel tax credit is extended, the effective tax rate for 2014 will be reduced by the effect of the annual credit which is estimated to be $1.0 million.

At December 31, 2013, the Company had net deferred tax liabilities after valuation allowances of $26.5 million. After excluding non‑reversing deferred tax liabilities of $13.3 million, net deferred tax liabilities were $13.2 million. Due to the nonunion defined benefit pension plan curtailment, which was recorded in second quarter 2013, the related pension liability was reduced by $46.3 million and the associated deferred tax assets were reduced by $18.0 million (reflected as an increase in net long‑term deferred tax liabilities in the accompanying consolidated balance sheet as of December 31, 2013).

At December 31, 2013 and December 31, 2012, valuation allowances for deferred tax assets totaled $1.0 million and $2.5 million, respectively. The $1.5 million net decrease from December 31, 2012 to December 31, 2013 primarily reflects the decrease in the allowance relating to state net operating loss carryforwards and state depreciation deductions of ABF Freight. A valuation allowance of $1.0 million and $0.9 million at December 31, 2013 and 2012, respectively, was recorded related to foreign tax credit carryforwards and foreign net operating loss carryforwards. Foreign tax credits can be carried forward; however, the annual amount that may be used is dependent on future foreign and U.S. taxable income and realization was not considered to be more likely than not. The need for additional valuation allowances is continually monitored by management.

Prior to 2013, the Company had no reserves for uncertain tax positions. In 2013, the Company established a reserve for uncertain tax positions of $0.3 million relating to tax credits claimed on an amended return for 2009. The reserve was established due to the fact that no regulations on the credit have been issued by the IRS and no case law or guidance other than the actual statute is available. As a result, due to the uncertainty as to the proper application of the rules applicable to the credit, management concluded that the credit did not meet the standard for recognition at December 31, 2013 under the applicable accounting standards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Financial reporting income differs significantly from taxable income because of items such as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid.  For the year ended December 31, 2013, taxable income exceeded financial reporting income; in 2012, the financial reporting loss exceeded the tax return loss.

The Company made $13.4 million of federal, foreign, and state tax payments during the year ended December 31, 2013 and received refunds of $8.1 million of federal and state taxes that were paid in prior years, primarily from loss carrybacks allowed by the Internal Revenue Code and certain states.

Management expects the cash outlays for income taxes will exceed reported income tax expense in 2014 due primarily to the effect of bonus depreciation taken for tax purposes in prior years. However, the additional cash outlays will not have a significant effect on liquidity.

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

The accounting policies (see Note B to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K) that are “critical” to understanding the Company’s financial condition and results of operations and that require management to make the most difficult judgments are described as follows.

Revenue Recognition
Freight Transportation revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. Freight Transportation’s bill‑by‑bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Because the bill‑by‑bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. Premium Logistics & Expedited Freight Services and Domestic & Global Transportation Management revenues are recognized based on the delivery of the shipment. Service fee revenue for the Emergency & Preventative Maintenance segment is recognized upon occurrence of the service event. Repair revenue and expenses for the Emergency & Preventative Maintenance segment are recognized at the completion of the service by third‑party vendors. Household Goods Moving Services revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer‑designated location.

Revenue, purchased transportation expense, and third‑party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third‑party carrier for pickup, linehaul, delivery of freight, or performance of services but remains the primary obligor and assumes collection and credit risks.

Receivable Allowance
The Company estimates its allowance for doubtful accounts based on historical write‑offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, the Company performs ongoing credit evaluations of its customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write‑offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. The Company continually updates the history it uses to make these estimates so as to reflect the most recent trends, factors, and other information available. Actual write‑offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would decrease operating income by $0.4 million on a pre‑tax basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Revenue Equipment
The Company utilizes tractors and trailers in its motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under its accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for revenue equipment based on the estimated useful lives and estimated fair values to be received when the equipment is sold or traded. The evaluation of depreciable lives and salvage values requires management’s judgment and the use of estimates and assumptions to estimate the appropriate useful lives and future fair values of the equipment. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. The Company has reported gains on the sale of its assets, primarily ABF Freight revenue equipment, in the amount of $0.2 million, $0.7 million, and $2.4 million, in 2013, 2012, and 2011, respectively. The Company has historically purchased revenue equipment with cash or financed revenue equipment through capital leases and notes payable arrangements rather than utilizing off‑balance sheet financing.

The Company reviews its long‑lived assets, including property, plant and equipment and capitalized software, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, the Company will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long‑lived assets, including revenue equipment. ABF Freight’s strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment. Management determined that long‑lived assets were not impaired as of December 31, 2013.

Income Tax Provision and Valuation Allowances on Deferred Tax Assets
Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax‑planning strategies. Uncertain tax positions are then measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist.

As of December 31, 2013, goodwill totaled $76.4 million, of which $71.1 million related to the 2012 acquisition of Panther as reported in the Premium Logistics & Expedited Freight Services segment, and $5.3 million related to acquisitions in the Household Goods Moving Services segment. The annual impairment testing on the goodwill balances were performed as of October 1, 2013, and it was determined that the estimated fair value of each of the reporting units exceeded the recorded balances by an amount greater than $10 million.

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

In evaluating goodwill for impairment, the aggregate carrying amount of the reporting unit is compared to its fair value, which is derived with the assistance of a third‑party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

two methods into the impairment test supported the reasonableness of conclusions reached. The Company, with the assistance of the valuation firm, incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly‑traded companies which have similar operations. For the 2013 annual impairment tests of the goodwill balance, this marketplace revenue multiple was in the 70% to 75% range for the Panther goodwill valuation and in the 35% to 40% range for the Albert goodwill valuation, and the EBITDA multiples for both businesses were in the 6 to 10 times range. The discounted cash flow models utilized in the income approach incorporate discount rates and projections of future revenue growth rates, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for the Company and the industry at a point in time. The Company includes a cash flow period of six years in the income approach and an annual revenue growth rate assumption that is generally consistent with historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2013, indefinite‑lived intangible assets totaled $35.1 million, of which $32.3 million relates to the Panther trade name and $2.8 million relates to the Household Goods Moving Services segment. The indefinite‑lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite‑lived intangible assets was performed as of October 1, 2013, and it was determined that the value of the Panther trade name was less than $1.0 million above the recorded balance, while the value of the intangible asset associated with the Household Goods Moving Services segment was more than twice its recorded amount.

Fair values of intangible assets are determined based on a discounted cash flow model, similar to the goodwill analysis previously described. The Panther trade name valuation model utilizes the relief from royalty method, whereby the value is determined by calculating the after‑tax cost savings associated with owning the trade name and, therefore, not having to pay royalties for its use for the remainder of its estimated useful life. The evaluation of intangible asset impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the indefinite‑lived intangible assets. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the operations and resulting revenues, royalty rates, and discount rates could materially affect the intangible asset impairment analysis.

The Company’s finite‑lived intangible assets attributable to the customer relationships and driver network of Panther, which totaled $40.3 million, net of accumulated amortization, as of December 31, 2013, are amortized over their respective estimated useful lives. Finite‑lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite‑lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss. Management determined that finite‑lived intangible assets were not impaired as of December 31, 2013.

Management also considered the total market capitalization of the Company in its impairment assessment of goodwill and intangible assets. The significant increase in the Company’s market capitalization during 2013 is believed to be attributable to ABF Freight’s favorable labor agreement with the IBT along with improved operating results from ABF Freight, Panther, and the the other non‑asset based businesses. The Company believes that there is no basis for adjustment of asset values at this time.

Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. The fair values estimated as of October 1, 2013 approximated the initial purchase price of Panther. Consequently, significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations could result in impairment of the goodwill and indefinite‑lived intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Nonunion Defined Benefit Pension Expense
In June 2013, the Company amended its nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze, as of July 1, 2013, the participants’ final average compensation and years of credited service upon which the benefits are generally based (see Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K). Nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third‑party actuary. The assumptions with the greatest impact on expense are the expected return on plan assets, the rate used to discount the plan’s obligations, and prior to the June 30, 2013 plan curtailment, the assumed compensation cost increase.

The Company records quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual service and interest cost of the plan. Pension settlement expense for the nonunion defined benefit pension totaled $2.1 million (pre‑tax) in 2013.

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

The following table provides the key assumptions used for 2013 compared to those the Company anticipates using for 2014 nonunion pension expense:

	Year Ended December 31
	2014	2013
Discount rate(1)	3.8%	3.1%
Expected return on plan assets	6.5%	7.5%
Rate of compensation increase(2)	N/A	3.3%

(1)
The discount rate used to remeasure the projected benefit obligation upon the June 30, 2013 remeasurement for curtailment and the September 30, 2013 remeasurement for settlement was 3.9% and 3.7%, respectively.

(2)	The compensation assumption was not applicable subsequent to the plan curtailment related to the 2013 plan amendment which froze the accrual of benefits as of July 1, 2013.

The assumptions directly impact the nonunion pension expense for a particular year. If actual results vary from the assumptions, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The discount rate is determined by matching projected cash distributions with the appropriate high‑quality corporate bond yields in a yield curve analysis. A lower discount rate results in an increase in the projected benefit obligation when the liability is remeasured (at December 31 of each year and upon curtailment and upon settlement, if applicable). A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense, before pension settlement expense, by less than $0.1 million on a pre‑tax basis. The Company establishes the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. The expected rate of return on plan assets is a long‑term rate, and the Company can make no assurances that the rate will be achieved. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual nonunion pension expense, before pension settlement expense, by approximately $0.5 million on a pre‑tax basis. For periods prior to the 2013 plan amendment which froze the accrual of pension benefits, the Company established the assumed rate of compensation increase by considering historical changes in compensation combined with an estimate of compensation rates for the subsequent two years.

At December 31, 2013, the nonunion defined benefit pension plan had $16.0 million in unamortized actuarial losses, for which the amortization period is approximately eight years. The Company amortizes actuarial losses over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized. Excluding the effect of pension settlements, the Company’s 2014 nonunion pension expense is estimated to include amortization of actuarial losses of $2.0 million. The comparable amounts for 2013 and 2012 were $7.1 million and $10.8 million, respectively. The Company’s 2014 total nonunion pension expense will be available before its first quarter 2014 Form 10‑Q filing and, based on currently available actuarial information, is expected to decrease from the 2013 expense of $6.3 million (before settlement expense).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The decline in nonunion pension expense reflects the elimination of service costs due to the pension curtailment and lower future amortization of actuarial losses due to actuarial gains experienced during 2013.

The nonunion defined benefit pension plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $171.1 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $36.5 million are debt instruments, primarily corporate debt, treasury, and mortgage‑backed securities, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). The Company reviewed the pricing methodology used by the third‑party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices. (See Note J to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K for disclosures related to the nonunion defined benefit pension plan.)

Insurance Reserves
The Company is self‑insured up to certain limits for workers’ compensation and certain third‑party casualty claims. For 2013 and 2012, these self‑insurance limits are generally $1.0 million for each workers’ compensation loss and generally $1.0 million for each third‑party casualty loss. Certain motor carrier subsidiaries of the Company other than ABF Freight are insured but have lower deductibles on their policies. Workers’ compensation and third‑party casualty claims liabilities, which are reported in accrued expenses, totaled $82.5 million and $77.6 million at December 31, 2013 and 2012, respectively. The Company does not discount its claims liabilities.

Liabilities for self‑insured workers’ compensation and third‑party casualty claims are based on the case‑basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case‑specific factors. A 10% increase in the estimate of IBNR would increase total 2013 expense for workers’ compensation and third‑party casualty claims by approximately $3.4 million. The actual claims payments are charged against the Company’s accrued claims liabilities and have been reasonable with respect to the estimates of the related liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that there is no new accounting guidance adopted but not yet effective that is applicable to the Company’s financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as the Company does not engage in speculative trading activities.

 Interest Rate Risk

The instability in the financial and credit markets that began in 2008 has created volatility in various market interest rates. At December 31, 2013 and 2012, cash, cash equivalents, and short‑term investments subject to fluctuations in interest rates totaled $143.2 million and $129.4 million, respectively. The weighted‑average yield on cash, cash equivalents, and short‑term investments was 0.6% in 2013 and 2012. Interest income was $0.7 million, $0.8 million, and $1.1 million in 2013, 2012, and 2011, respectively.

The Company is subject to interest rate risk due to variable interest rates on the secured term loan (the “Term Loan”) outstanding under the credit agreement (the “Credit Agreement”), which was entered into on June 15, 2012 to finance a portion of the cost of the acquisition of Panther Expedited Services, Inc. The Term Loan, as further described under Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of this Annual Report on Form 10‑K, allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017.

The Company also has notes payable arrangements, through ABF Freight System, Inc., primarily to finance revenue equipment purchases as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10‑K. The promissory notes specify the terms of the agreements, including monthly payments which are not subject to interest rate changes. However, the Company could enter into additional notes payable arrangements that will be impacted by changes in interest rates until the transactions are finalized.

The following table provides information about the Company’s Term Loan and notes payable obligations as of December 31, 2013 and 2012. The table presents future principal cash flows and related weighted‑average interest rates by contractual maturity dates. The fair value of the debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2013 and 2012. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions. The Term Loan currently carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of the Term Loan are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2013		2012
							Total	Fair Value	Total	Fair Value
	2014	2015	2016	2017	2018	Thereafter
	(in thousands, except interest rates)						(in thousands)
Fixed rate debt:
Notes payable	$15,124	$6,958	$—	$—	$—	$—	$22,082	$22,092	$37,756	$37,904
Weighted‑average interest rate	2.95%	2.90%
Variable rate debt:
Term Loan	$13,750	$16,250	$17,500	$36,250	$—	$—	$83,750	$83,750	$95,000	$95,000
Projected interest rate	1.91%	2.73%	3.88%	4.37%

The Company is also subject to interest rate risk due to variable interest rates on its accounts receivable securitization program. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. As of December 31, 2013, there have been no borrowings under this facility. The securitization agreement includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit. The outstanding standby letters of credit reduce the availability of borrowings under the facility. The Company’s Credit Agreement also provides the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement, which would be subject to interest rate risk. Borrowings under these revolving commitments would replace borrowing capacity under the accounts receivable securitization program. As of December 31, 2013, there have been no revolving commitments requested under the Credit Agreement.

The Company has capital lease arrangements to finance certain revenue and other equipment as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10‑K. The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. However, the Company could enter into additional capital lease arrangements that will be impacted by changes in interest rates until the transactions are finalized.

Liabilities associated with the nonunion defined benefit pension plan, the supplemental benefit plan, and the postretirement health benefit plan are remeasured on an annual basis (and upon curtailment or settlement, if applicable) based on discount rates which are determined by matching projected cash distributions from the plans with the appropriate high‑quality corporate bond yields in a yield curve analysis. Changes in high‑quality corporate bond yields will impact interest expense associated with the benefit plans as well as the amount of liabilities recorded as disclosed in the Critical Accounting Policies section of MD&A in Part II, Item 7 of this Annual Report on Form 10‑K.

Other Market Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and short‑term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC‑insured accounts and placing its unrestricted short‑term investments primarily in FDIC‑insured certificates of deposit with varying original maturities of ninety‑one days to one year. However, certain cash deposits and certificates of deposit exceed federally‑insured limits. At December 31, 2013 and 2012, the Company had cash, cash equivalents, and certificates of deposit totaling $49.4 million and $53.8 million, respectively, which were not FDIC insured.

Equity and fixed income assets held in the Company’s qualified nonunion defined benefit pension plan trust are subject to market risk. Plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $171.1 million and $140.7 million at December 31, 2013 and 2012, respectively, which are reported at fair value based on quoted market prices. The remaining plan assets are debt instruments of $36.5 million at December 31, 2013 consisting primarily of corporate debt securities, treasury securities, and mortgage‑backed securities, and $40.5 million at December 31, 2012, consisting primarily of corporate debt securities and mortgage‑backed securities for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond the Company’s control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact the Company’s financial condition and liquidity. Substantial investment losses on plan assets would increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations. In consideration of the freeze of the accrual of benefits under the nonunion defined benefit pension plan effective July 1, 2013, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. In consideration of such strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries currently receiving monthly benefit payments. Upon payment of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were transferred to the insurance company. Because the total of lump‑sum distributions plus the annuity contract purchase amount will exceed the 2014 annual interest costs of the plan, the Company will recognize settlement expense related to the nonparticipating annuity contract purchase and qualifying lump‑sum distributions as a component of net periodic benefit cost in first quarter 2014 of approximately $2.0 million to $3.0 million (pre‑tax) with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre‑tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants. The Company will incur additional quarterly settlement expense related to lump‑sum distributions from the nonunion defined benefit pension plan in 2014.

A portion of the Company’s cash surrender value of variable life insurance policies, which are intended to provide funding for long‑term nonunion benefit arrangements such as the Company’s supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $19.0 million and

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

$16.5 million at December 31, 2013 and 2012, respectively. A 10% change in market value of these investments would have a $1.9 million impact on income before income taxes.

The Company is subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges, which are included in revenues of the Freight Transportation and Premium Logistics & Expedited Freight Services segments based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. The Company has not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2013 and 2012.

Operations outside of the United States are not significant to the Company’s total revenues or assets, and, accordingly, the Company does not have a formal foreign currency risk management policy. Revenues from non‑U.S. operations amounted to approximately 3% of total consolidated revenues for 2013 and 2012, respectively. Foreign currency exchange rate fluctuations have not had a material impact on the Company and they are not expected to in the foreseeable future. The Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Arkansas Best Corporation

We have audited the accompanying consolidated balance sheets of Arkansas Best Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arkansas Best Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP
Tulsa, Oklahoma
February 28, 2014

ARKANSAS BEST CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,354	$90,702
Short‑term investments	35,906	29,054
Restricted cash, cash equivalents, and short‑term investments	1,902	9,658
Accounts receivable, less allowances (2013 – $4,533; 2012 – $5,249)	202,540	180,631
Other accounts receivable, less allowances (2013 – $1,422; 2012 – $1,334)	7,272	6,539
Prepaid expenses	19,016	17,355
Deferred income taxes	37,482	39,245
Prepaid and refundable income taxes	2,061	5,681
Other	6,952	7,185
TOTAL CURRENT ASSETS	418,485	386,050
PROPERTY, PLANT AND EQUIPMENT
Land and structures	245,805	243,699
Revenue equipment	589,902	589,729
Service, office, and other equipment	124,303	119,456
Software	110,998	103,164
Leasehold improvements	23,582	23,272
	1,094,590	1,079,320
Less allowances for depreciation and amortization	700,193	635,292
PROPERTY, PLANT AND EQUIPMENT, net	394,397	444,028
GOODWILL	76,448	73,189
INTANGIBLE ASSETS, net	75,387	79,561
OTHER ASSETS	52,609	51,634
TOTAL ASSETS	$1,017,326	$1,034,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$13,609	$13,645
Accounts payable	89,091	84,292
Income taxes payable	1,782	59
Accrued expenses	173,622	158,668
Current portion of long‑term debt	31,513	43,044
TOTAL CURRENT LIABILITIES	309,617	299,708
LONG‑TERM DEBT, less current portion	81,332	112,941
PENSION AND POSTRETIREMENT LIABILITIES	26,847	104,673
OTHER LIABILITIES	15,041	12,832
DEFERRED INCOME TAXES	64,028	45,309
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2013: 27,507,241 shares; 2012: 27,296,285 shares	275	273
Additional paid‑in‑capital	296,133	289,711
Retained earnings	296,735	284,157
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(14,912)	(57,372)
TOTAL STOCKHOLDERS’ EQUITY	520,461	458,999
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,326	$1,034,462

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2013	2012	2011
	(in thousands, except share and per share data)
OPERATING REVENUES	$2,299,549	$2,065,999	$1,907,609
OPERATING EXPENSES	2,280,479	2,080,567	1,897,850
OPERATING INCOME (LOSS)	19,070	(14,568)	9,759

OTHER INCOME (EXPENSE)
Interest and dividend income	681	808	1,069
Interest expense and other related financing costs	(4,183)	(5,273)	(3,953)
Other, net	3,893	2,041	2,618
Total other income (expense)	391	(2,424)	(266)
INCOME (LOSS) BEFORE INCOME TAXES	19,461	(16,992)	9,493

INCOME TAX PROVISION (BENEFIT)	3,650	(9,260)	3,160

NET INCOME (LOSS)	15,811	(7,732)	6,333

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	—	—	174

NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$15,811	$(7,732)	$6,159

EARNINGS (LOSS) PER COMMON SHARE(1)
Basic	$0.59	$(0.31)	$0.23
Diluted	$0.59	$(0.31)	$0.23

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,714,205	25,564,752	25,403,073
Diluted	25,714,205	25,564,752	25,403,073

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.12	$0.12

(1)  The Company uses the two‑class method for calculating earnings per share. See Note M.

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2013	2012	2011
	(in thousands)
NET INCOME (LOSS)	$15,811	$(7,732)	$6,333

LESS: NONCONTROLLING INTEREST IN NET INCOME OF SUBSIDIARY	—	—	174
NET INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	15,811	(7,732)	6,159

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Pension and other postretirement benefit plans:
Net gain from curtailment, net of tax of: (2013 – $11,384)	17,878	—	—
Net actuarial gain (loss), net of tax of: (2013 – $11,892; 2012 – $3,709; 2011 – $10,804)	18,683	(5,830)	(27,178)
Pension settlement expense, net of tax of: (2013 – $821; 2011 – $438)	1,290	—	687
Amortization of unrecognized net periodic benefit costs, net of tax of: (2013 – $3,014; 2012 – $4,354; 2011 – $2,789)
Net actuarial loss	4,847	6,957	4,497
Prior service credit	(116)	(116)	(115)
Foreign currency translation and other:
Change in foreign currency translation, net of tax of: (2013 – $79; 2012 – $10; 2011 – $69)	(122)	19	(108)
Other, net of tax of: (2011 – $70)	—	—	(132)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	42,460	1,030	(22,349)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ARKANSAS BEST CORPORATION	$58,271	$(6,702)	$(16,190)

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid‑In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount			Shares	Amount
	(in thousands)
Balances at December 31, 2010	26,935	$269	$281,169	$292,129	1,678	$(57,770)	$(36,053)	$479,744
Net income (excluding noncontrolling interest in net income of subsidiary of $174)				6,159				6,159
Other comprehensive loss, net of tax							(22,349)	(22,349)
Issuance of common stock under share‑based compensation plans	165	2	761					763
Tax effect of share‑based compensation plans and other			(612)					(612)
Share‑based compensation expense			6,450					6,450
Purchase of noncontrolling interest in subsidiary			(1,360)					(1,360)
Dividends declared on common stock				(3,180)				(3,180)
Balances at December 31, 2011	27,100	271	286,408	295,108	1,678	(57,770)	(58,402)	465,615
Net loss				(7,732)				(7,732)
Other comprehensive income, net of tax							1,030	1,030
Issuance of common stock under share‑based compensation plans	196	2	(2)					—
Tax effect of share‑based compensation plans and other			(2,763)					(2,763)
Share‑based compensation expense			6,068					6,068
Dividends declared on common stock				(3,219)				(3,219)
Balances at December 31, 2012	27,296	273	289,711	284,157	1,678	(57,770)	(57,372)	458,999
Net income				15,811				15,811
Other comprehensive income, net of tax							42,460	42,460
Issuance of common stock under share‑based compensation plans	211	2	2,884					2,886
Tax effect of share‑based compensation plans and other			(1,956)					(1,956)
Share‑based compensation expense			5,494					5,494
Dividends declared on common stock				(3,233)				(3,233)
Balances at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012	2011
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$15,811	$(7,732)	$6,333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,215	85,493	73,742
Amortization of intangibles	4,174	2,261	—
Pension settlement expense	2,111	—	1,125
Share‑based compensation expense	5,494	6,068	6,450
Provision for losses on accounts receivable	2,065	1,524	2,394
Deferred income tax provision (benefit)	(10,367)	(10,359)	3,056
Gain on sale of property and equipment	(153)	(735)	(2,360)
Changes in operating assets and liabilities:
Receivables	(24,200)	508	(6,067)
Prepaid expenses	(1,670)	305	(1,105)
Other assets	(1,015)	961	(635)
Income taxes	8,468	2,630	(776)
Accounts payable, accrued expenses, and other liabilities	8,571	3,610	18,695
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,504	84,534	100,852
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(26,369)	(37,278)	(53,227)
Proceeds from sale of property and equipment	2,194	6,397	7,062
Purchases of short‑term investments	(39,605)	(55,858)	(59,718)
Proceeds from sale of short‑term investments	32,718	60,730	64,995
Business acquisition, net of cash acquired	(4,146)	(180,039)	—
Capitalization of internally developed software and other	(7,668)	(7,218)	(5,295)
NET CASH USED IN INVESTING ACTIVITIES	(42,876)	(213,266)	(46,183)
FINANCING ACTIVITIES
Borrowings under credit facilities	—	100,000	—
Payments on long‑term debt	(43,176)	(53,000)	(16,056)
Acquisition of noncontrolling interest	—	—	(4,084)
Net change in bank overdraft and other	(37)	(7,190)	7,811
Net change in restricted cash, cash equivalents, and short‑term investments	7,756	43,035	(1,032)
Deferred financing costs	(71)	(1,487)	(174)
Payment of common stock dividends	(3,233)	(3,219)	(3,180)
Proceeds from the exercise of stock options	2,785	—	763
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(35,976)	78,139	(15,952)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,652	(50,593)	38,717
Cash and cash equivalents at beginning of period	90,702	141,295	102,578
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,354	$90,702	$141,295
NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$324	$301	$338
Equipment financed	$36	$37,973	$30,410
The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

Arkansas Best Corporation (the “Company”), the parent holding company, is a freight transportation services and integrated logistics solutions provider. The Company’s principal operations are conducted through its Freight Transportation segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF Freight”). The Company’s other reportable operating segments are Premium Logistics & Expedited Freight Services, Domestic & Global Transportation Management, Emergency & Preventative Maintenance, and Household Goods Moving Services (see Note N).

ABF Freight represented 75% of the Company’s annual revenues before other revenues and intercompany eliminations for 2013. As of December 2013, approximately 76% of ABF Freight’s employees were covered under a collective bargaining agreement with the International Brotherhood of Teamsters (the “IBT”). On June 27, 2013, a new collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), was ratified by a majority of ABF Freight’s IBT member employees who chose to vote. Following resolution of certain supplements to the ABF NMFA which were not approved at the time the collective bargaining agreement was ratified, the IBT implemented the ABF NMFA on November 3, 2013. The ABF NMFA will remain in effect through March 31, 2018. The primary changes to the labor agreement under the ABF NMFA include a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1, 2017; a one‑week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT for which the rate increases were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. For subsequent years through the end of the agreement in 2018, the combined contractual wage and benefit contribution rate is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis.

On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Premium Logistics & Expedited Freight Services segment (see Note N). See Note D for further discussion of the Panther acquisition.

The Company acquired a 75% equity interest in Albert Companies, Inc. in the second quarter of 2009 and acquired the remaining 25% equity interest in the third quarter of 2011. Albert Companies, Inc. is included in the Household Goods Moving Services segment. The noncontrolling interest in net income of the subsidiary is presented on a separate line in the consolidated statements of operations and the consolidated statements of comprehensive income for 2011 through the date of the acquisition of the remaining 25% equity interest.

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

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short‑Term Investments: Short‑term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Variable rate demand notes are classified as cash equivalents, as the investments may be redeemed on a daily basis with the original issuer. Short‑term investments consist of FDIC‑insured certificates of deposit with original maturities ranging from ninety‑one days to one year. Interest and dividends related to cash, cash equivalents, and short‑term investments are included in interest and dividend income.

Restricted Cash, Cash Equivalents, and Short‑Term Investments: Cash, cash equivalents, and short‑term investments that are pledged as collateral, primarily for the Company’s outstanding letters of credit, are classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The restricted cash, cash equivalents, and short‑term investments are classified consistent with the classification of the liabilities to which they relate and in accordance with the duration of the letters of credit.

Restricted cash, cash equivalents, and short‑term investments consisted of cash deposits at December 31, 2013 and cash deposits and certificates of deposit at December 31, 2012. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its unrestricted and restricted cash, cash equivalents, and short‑term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada. On a consolidated basis, the Company had no single customer representing more than 5% of its revenues in 2013 and 2012 or more than 5% of its accounts receivable balance at December 31, 2013 and 2012. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Allowances: The Company maintains allowances for doubtful accounts, revenue adjustments, and deferred tax assets. The Company’s allowance for doubtful accounts represents an estimate of potential accounts receivable write‑offs associated with recognized revenue based on historical trends and factors surrounding the credit risk of specific customers. The Company writes off accounts receivable when accounts are turned over to a collection agency or when determined to be uncollectible. Receivables written off are charged against the allowance. The Company’s allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends and current information regarding trends and business changes. The Company’s valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of its deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax‑planning strategies.

Property, Plant and Equipment, Including Repairs and Maintenance: The Company utilizes tractors and trailers in its Freight Transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight‑line method, using the following lives: structures – primarily 15 to 20 years; revenue equipment – 3 to 12 years; and other equipment – 2 to 15 years. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the “application development stage.” For financial reporting purposes, capitalized software costs are amortized by the straight‑line method generally over 2 to 3 years with some applications, including the acquired software of Panther, having longer lives (up to 7 years) as applicable. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Impairment Assessment of Long‑Lived Assets: The Company reviews its long‑lived assets, including property, plant and equipment and capitalized software, which are held and used in its operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, the Company will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related asset, the Company will recognize an impairment loss. The Company records impairment losses in operating income or loss.

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF Freight’s nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income or loss. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income or loss. Assets held for sale, which consisted primarily of older revenue equipment, of $0.4 million and $1.0 million are reported within other noncurrent assets as of December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, management was not aware of any events or circumstances indicating the Company’s long‑lived assets would not be recoverable.

Asset Retirement Obligations: The Company records estimated liabilities for the cost to remove underground storage tanks, dispose of tires, and return leased real property to its original condition at the end of a lease term. The liabilities are discounted using the Company’s credit adjusted risk‑free rate. Revisions to these liabilities for such costs may occur due to changes in the estimates for fuel tank removal costs, tire disposal fees, and real property lease restoration costs; changes in estimates of the timing of incurring asset retirement costs; or changes in regulations or agreements affecting these obligations. At December 31, 2013 and 2012, the Company’s estimated asset retirement obligations totaled $2.5 million.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment.

Indefinite‑lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Fair values are determined based on a discounted cash flow model, similar to the goodwill analysis.

The Company’s annual impairment testing is performed as of October 1.

The Company amortizes finite‑lived intangible assets over their respective estimated useful lives. Finite‑lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite‑lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss.

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

Management applies considerable judgment in determining the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax‑planning strategies. Uncertain tax positions are then measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

complicated by complex and frequently changing rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Claims Liabilities: The Company is self‑insured up to certain limits for workers’ compensation, certain third‑party casualty claims, and cargo loss and damage claims. Amounts in excess of the self‑insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.

Liabilities for self‑insured workers’ compensation and third‑party casualty claims are based on the case reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent an estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates.

The Company is entitled to recover, from insurance carriers, amounts which have been previously paid by the Company for claims above the self‑insurance retention level. These amounts are included in other accounts receivable, net of allowances for potentially unrecoverable amounts. The Company’s excess insurers for workers’ compensation claims above the self‑insured retention level for the 1993 through 2001 policy years are insolvent. For claims that are related to these excess insurers and that are not accepted by state guaranty funds, the Company has recorded an allowance for uncollectible receivables and additional liabilities for excess claims based upon available financial information. Receivables, net of related allowances, totaled $1.0 million as of December 31, 2013 and 2012 for workers’ compensation excess claims paid by the Company but insured by these excess insurers. Liabilities for workers’ compensation excess claims insured by, but not expected to be covered by, these excess insurers totaled $2.7 million and $1.9 million at December 31, 2013 and 2012, respectively, and were reported within accrued expenses.

The Company develops an estimate of self‑insured cargo loss and damage claims liabilities based on historical trends and certain event‑specific information.

Insurance‑Related Assessments: Liabilities for state guaranty fund assessments and other insurance‑related assessments totaled $1.0 million and $1.4 million at December 31, 2013 and 2012, respectively. Management has estimated the amounts incurred using the best available information regarding premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.

Long‑Term Debt: Long‑term debt consisted of a secured term loan (the “Term Loan”) outstanding under the Company’s credit agreement (the “Credit Agreement”), notes payable, and capital lease obligations, as further described in Note H.

Leases: The Company leases, under capital and operating lease arrangements, certain facilities, revenue equipment, and certain other equipment used primarily in ABF Freight’s terminal operations. Certain of these leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight‑line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, leasehold improvements associated with assets utilized under capital or operating leases are amortized by the straight‑line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under capital leases is included in depreciation expense. Obligations under the capital lease arrangements are included in long‑term debt, net of the current portion due, which is classified in current liabilities.

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its nonunion defined benefit pension plan, supplemental benefit plan (“SBP”), and postretirement health benefit plan in the balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive income or loss. Amounts recognized in other comprehensive income or loss are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third‑party actuary. Assumptions are made

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

regarding expected retirement age, mortality, employee turnover, and future increases in health care costs. The assumptions with the greatest impact on the Company’s expense are the discount rate used to discount the plans’ obligations and, for the nonunion defined benefit pension plan, the expected return on plan assets and, prior to the June 30, 2013 curtailment of the nonunion defined benefit pension plan, the assumed compensation cost increase. The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. The Company establishes the expected long‑term rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. Prior to the June 30, 2013 curtailment of the nonunion defined benefit pension plan, the Company established the assumed rate of compensation increase at the measurement date by considering historical changes in compensation combined with an estimate of compensation rates for the subsequent two years.

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

The Company uses December 31 as the measurement date for its nonunion defined benefit pension plan, SBP, and postretirement health benefit plan. Plan obligations are also remeasured upon curtailment and upon settlement.

The Company records quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual service and interest cost of the plan. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, and the Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. Pension settlement expense for the nonunion defined benefit pension and SBP plans is presented in Note J.

Revenue Recognition: Freight Transportation revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. Freight Transportation’s bill‑by‑bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Premium Logistics & Expedited Freight Services and Domestic & Global Transportation Management revenue is recognized based on the delivery of the shipment. Service fee revenue for the Emergency & Preventative Maintenance segment is recognized upon occurrence of the service event. Repair revenue and expenses for the Emergency & Preventative Maintenance segment are recognized at the completion of the service by third‑party vendors. Household Goods Moving Services revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer‑designated location.

Revenue, purchased transportation expense, and third‑party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third‑party carrier for pickup, linehaul, delivery of freight, or performance of services but remains the primary obligor and assumes collection and credit risks.

Comprehensive Income or Loss: Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are included in comprehensive income or loss but excluded from net income or loss. The Company reports the components of other comprehensive income or loss, net of tax, by their nature and discloses the tax effect allocated to each component in the consolidated statements of comprehensive income. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity and the components of the balance are reported in Note K. The changes in accumulated other comprehensive income or loss, net of tax, and the significant reclassifications out of accumulated other comprehensive income or loss are disclosed, by component, in Note K.

Earnings Per Share: The Company uses the two‑class method for calculating earnings per share. The calculation is based on the weighted‑average number of common shares (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period, and also considers the effect of participating securities such as share‑based compensation awards which are paid dividends during the vesting period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Share‑Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s Common Stock on the date of grant. The restricted stock awards generally vest at the end of a five‑year period following the date of grant, except for certain awards granted to non‑employee directors that typically vest at the end of a three‑year period, subject to accelerated vesting due to death, disability, retirement, or change‑in‑control provisions. When restricted stock awards

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on all restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share‑based payment awards as an increase in paid‑in capital.

Share‑based awards are amortized to compensation expense on a straight‑line basis over the three‑year or five‑year vesting period or the period to which the recipient first becomes eligible for retirement, whichever is shorter, with vesting accelerated upon death or disability. Compensation expense reflects an estimate of shares expected to be forfeited over the service period. Estimated forfeitures, which are based on historical experience, are adjusted to the extent that actual forfeitures differ, or are expected to differ, from these estimates.

The Company has not granted stock options since January 2004. Stock options generally vest in equal amounts over a five‑year period and expire ten years from the date of grant. The Company issues new shares upon the exercise of stock options. The grant date fair value of stock options is estimated based on a Black‑Scholes‑Merton option pricing model that utilizes several assumptions, including expected volatility, weighted‑average life, and a risk‑free interest rate. Expected volatilities are estimated using the historical volatility of the Company’s stock, based upon the expected term of the option. The expected term of the option is derived from historical data and represents the period of time that options are estimated to be outstanding. The risk‑free interest rate for periods within the estimated life of the option is based on the U.S. Treasury Strip rate in effect at the time of the grant.

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

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short‑term investments, and restricted funds:

	December 31 2013	December 31 2012
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$63,547	$48,293
Variable rate demand notes(1)(2)	29,706	29,807
Money market funds(3)	12,101	12,602
	$105,354	$90,702

Short‑term investments
Certificates of deposit(1)	$35,906	$29,054

Restricted cash equivalents and short‑term investments(4)
Cash deposits(1)	$1,902	$5,901
Certificates of deposit(1)	—	3,757
	$1,902	$9,658

(1)	Recorded at cost plus accrued interest, which approximates fair value.

(2)	Amounts may be redeemed on a daily basis with the original issuer.

(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this Note).

(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note H).

The Company’s long‑term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short‑term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC‑insured accounts and placing its unrestricted short‑term investments primarily in FDIC‑insured certificates of deposit with varying original maturities of ninety‑one days to one year. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2013 and 2012, cash, cash equivalents, and certificates of deposit totaling $49.4 million and $53.8 million, respectively, were not FDIC insured.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fair Value Disclosure of Financial Instruments

The fair value of the Company’s Term Loan and notes payable debt obligations (see Note H) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	December 31 2013		December 31 2012
	(in thousands)
	Carrying Value	Fair Value	Carrying Value	Fair Value

Term Loan(1)	$83,750	$83,750	$95,000	$95,000
Notes payable(2)	22,082	22,092	37,756	37,904
	$105,832	$105,842	$132,756	$132,904

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy) as of December 31:

	2013	2012
	(in thousands)

Money market funds(1)	$12,101	$12,602
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	3,063	3,035
	$15,164	$15,637

(1)	Included in cash equivalents at December 31, 2013 and in cash equivalents and restricted cash equivalents at December 31, 2012.

(2)
Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third‑party brokerage firm. Quoted market prices are used to determine fair values of the investments which are included in other long‑term assets, with a corresponding liability reported within other long‑term liabilities.

NOTE D – ACQUISITION

On June 15, 2012, the Company acquired 100% of the common stock of Panther for $180.0 million in cash, net of cash acquired. The acquisition was funded with cash on hand and a $100.0 million secured Term Loan (see Note H). The results of Panther’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. The acquisition of Panther enhances the Company’s end‑to‑end logistics solutions and expands the Company’s customer base and business diversification. Panther is reported as the Premium Logistics & Expedited Freight Services operating segment (see Note N).

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table summarizes the fair values of the acquired assets and liabilities at the acquisition date. Measurement period adjustments recorded to Panther’s goodwill during 2013 are presented in Note E.

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

The fair value of accounts receivable acquired was $31.8 million, having a gross contractual amount of $32.3 million as of June 15, 2012 with $0.5 million expected by the Company to be uncollectible. The value assigned to acquired software reflects estimated reproduction costs, less an obsolescence allowance. The recorded amount of acquired software is being amortized on a straight‑line basis over seven years. Software is included within property, plant and equipment in the Company’s consolidated balance sheets. See Note E for further discussion of acquired goodwill and intangibles.

The Panther acquisition was recorded using the purchase method of accounting and, accordingly, the Panther operations have been included in the Company’s consolidated results of operations since the date of acquisition. For the year ended December 31, 2012, operating revenues of $132.3 million and operating income of $2.4 million related to Panther were included in the accompanying consolidated statements of operations. The Company recognized $2.1 million of acquisition related costs in second quarter 2012, which were included in operating expenses in the accompanying consolidated statements of operations. For segment reporting purposes, these transaction costs were reported within “Other and eliminations.”

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the Panther acquisition had occurred on January 1, 2011:

	Twelve Months Ended December 31
	2012	2011
	(in thousands, except per share data)

Operating revenues	$2,171,075	$2,141,057
Income (loss) before income taxes	$(13,730)	$18,852
Net income (loss) attributable to Arkansas Best Corporation	$(9,180)	$11,938
Diluted earnings (loss) per share	$(0.36)	$0.45

The pro forma results of operations are based on historical information adjusted to include the pro forma effect of applying the Company’s accounting policies; eliminating sales transactions between the Company and Panther; adjusting amortization expense for the estimated acquired fair value and the amortization periods of software and intangible assets; adjusting interest expense and interest income for the financing of the acquisition; eliminating transaction expenses related to the acquisition; and the related tax effects of these adjustments. The pro forma information has also been adjusted for the impact on the income tax provision or benefit, as applicable, resulting from changes in deferred tax asset valuation allowances which were primarily attributable to the Panther acquisition. As a result, the pro forma information excludes the reversal of deferred tax valuation allowances of $3.3 million ($0.13 per share) for the year ended December 31, 2012. The pro forma information is presented for illustrative purposes only and does not reflect either the realization of potential cost savings or any related integration costs. Certain business synergies and cost savings may result from the Panther acquisition, although there can be no assurance these will be achieved. This pro forma information does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the date indicated, nor does the pro forma information intend to be a projection of results that may be obtained in the future.

On May 31, 2013, Albert Companies, Inc., a subsidiary of the Company whose operations are included in the Household Goods Moving Services segment (see Note N), acquired a privately‑owned logistics company for net cash consideration of $4.1 million. As the acquired business is not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocation of acquired assets and liabilities have not been presented. The fair value assessment of acquired assets and liabilities as of the acquisition date is preliminary (with remaining matters primarily relating to tax matters and certain other items) and, thus, subject to change. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements.

NOTE E – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	Household Goods Moving Services	Premium Logistics & Expedited Freight Services
			(in thousands)

Balances December 31, 2011	$3,660	$3,660	$—
Goodwill acquired - Panther	69,529	—	69,529
Balances December 31, 2012	73,189	3,660	69,529
Purchase accounting adjustments	1,567	—	1,567
Goodwill acquired	1,692	1,692	—
Balances December 31, 2013	$76,448	$5,352	$71,096

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Goodwill of the Premium Logistics & Expedited Freight Services segment associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce, and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. A substantial portion of the Panther goodwill is not deductible for income tax purposes. Purchase accounting adjustments reflect changes in the provisional measurements of accrued expenses and deferred taxes. Goodwill of $1.7 million related to the May 31, 2013 acquisition of a privately‑owned logistics company included in the Household Goods Moving Services segment (see Note D) is expected to be fully deductible for tax purposes.

Intangible assets consisted of the following for the years ended December 31:

			2013		2012
	Weighted‑Average Amortization Period	Cost	Accumulated Amortization	Net Value	Accumulated Amortization	Net Value
	(in years)		(in thousands)		(in thousands)

Finite‑lived intangible assets
Customer relationships	14	$43,500	$4,790	$38,710	$1,683	$41,817
Driver network	3	3,200	1,645	1,555	578	2,622
	13	46,700	6,435	40,265	2,261	44,439
Indefinite‑lived intangible assets
Trade name	N/A	32,300	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	N/A	2,822
		35,122	N/A	35,122	N/A	35,122
Total intangible assets	N/A	$81,822	$6,435	$75,387	$2,261	$79,561

Intangible assets, except for the $2.8 million of other indefinite‑lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. Intangible amortization expense totaled $4.2 million and $2.3 million (all of which pertained to the intangibles acquired in the Panther acquisition) for the year ended December 31, 2013 and 2012, respectively. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3 million and $4 million per year for the years ended December 31, 2014 through 2018. Acquired software is being amortized on a straight‑line basis over seven years, which resulted in $4.5 million and $2.5 million of amortization expense in 2013 and 2012, respectively, and is expected to result in $4.5 million of annual amortization expense for the years ended December 31, 2014 through 2018.

Annual impairment evaluations of goodwill and indefinite‑lived intangible assets were performed as of October 1, 2013 and 2012, and it was determined that there was no impairment of the recorded balances.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE F – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2013	2012	2011
	(in thousands)

Current provision (benefit):
Federal	$12,739	$—	$(872)
State	865	694	487
Foreign	413	405	489
	14,017	1,099	104

Deferred provision (benefit):
Federal	(10,335)	(8,656)	2,664
State	160	(1,699)	415
Foreign	(192)	(4)	(23)
	(10,367)	(10,359)	3,056
Total provision (benefit) for income taxes	$3,650	$(9,260)	$3,160

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2013	2012	2011
		(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment, other long‑lived assets	$(13,137)	$137	$15,059
Amortization of intangibles	(3,048)	(1,604)	—
Changes in reserves for workers’ compensation and cargo claims	(1,751)	(3,319)	(970)
Revenue recognition	(1,704)	(253)	654
Allowance for doubtful accounts	516	229	(705)
Foreign tax credit carryforward	71	(133)	(240)
Nonunion pension and other retirement plans	3,493	702	(4,885)
Deferred compensation plans	530	669	853
Federal net operating loss carryforwards	4,207	(2,538)	(680)
State net operating loss carryforwards	254	(725)	705
State depreciation adjustments	569	20	(1,179)
Share‑based compensation	(1,437)	(702)	(941)
Valuation allowance decrease	(1,436)	(3,180)	(782)
Leases	612	806	(316)
Other accrued expenses	3,284	(1,586)	(863)
Other	(1,390)	1,118	(2,654)
Deferred tax provision (benefit)	$(10,367)	$(10,359)	$3,056

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Significant components of deferred tax assets and liabilities at December 31 were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Accrued expenses	$50,311	$51,715
Pension liabilities	4,404	34,163
Postretirement liabilities other than pensions	6,349	7,127
Share‑based compensation	5,898	6,034
Federal and state net operating loss carryforwards	9,840	14,071
Other	1,877	2,092
Total deferred tax assets	78,679	115,202
Valuation allowance	(1,028)	(2,511)
Total deferred tax assets, net of valuation allowance	77,651	112,691

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long‑lived assets	61,673	73,558
Intangibles	34,385	37,282
Revenue recognition	4,264	4,268
Prepaid expenses	3,875	3,647
Total deferred tax liabilities	104,197	118,755
Net deferred tax liabilities	$(26,546)	$(6,064)

Reconciliation between the effective income tax rate, as computed on income or loss before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2013	2012	2011
	(in thousands)

Income tax provision (benefit) at the statutory federal rate	$6,811	$(5,947)	$3,323
Federal income tax effects of:	0
State income taxes	(359)	352	(316)
Nondeductible expenses	1,090	1,415	1,079
Life insurance proceeds and changes in cash surrender value	(1,320)	(752)	(906)
Dividends received deduction	(9)	(5)	—
Alternative fuel tax credit	(1,935)	—	(995)
Decrease in valuation allowances	(1,436)	(3,180)	(211)
Other	(440)	(539)	(182)
Federal income tax provision (benefit)	2,402	(8,656)	1,792
State income tax provision (benefit)	1,026	(1,005)	902
Foreign income tax provision	222	401	466
Total provision (benefit) for income taxes	$3,650	$(9,260)	$3,160
Effective tax (benefit) rate	18.8%	(54.5)%	33.3%

Income taxes paid totaled $13.4 million, $5.3 million, and $5.2 million in 2013, 2012, and 2011, respectively, before income tax refunds of $8.1 million, $7.1 million, and $4.6 million in 2013, 2012, and 2011, respectively.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The tax benefit for exercised options and the tax benefit of dividends on share‑based payment awards, which were reflected in paid‑in capital, were $0.2 million for 2013 and an immaterial amount for 2012 and 2011.

The Company had state net operating loss carryforwards of $87.5 million and state contribution carryforwards of $1.2 million at December 31, 2013. These state net operating loss and contribution carryforwards expire in 5 to 20 years, with the majority of state expirations in 15 or 20 years. As of December 31, 2013, the Company had valuation allowances of $0.7 million related to foreign tax credit carryforwards and $0.3 million related to foreign net operating loss carryforwards, due to the uncertainty of realization of these items. Foreign tax credit carryforwards expire in 6 to 10 years. A valuation allowance of $1.5 million for certain state net operating losses and state deferred tax assets of the Company’s subsidiaries was reversed during 2013 as management determined the realization of the assets was more likely than not and that this valuation allowance was no longer required. Management’s determination was due to current and anticipated utilization of state net operating losses as a result of improved operating results in 2013, which used some state loss carryforwards and other factors that arose in 2013 including the finalization of of a new labor contract in November.

Federal income tax returns filed for tax years through 2009 are closed by the applicable statute of limitations. During 2012, the U.S. Internal Revenue Service (the “IRS”) notified the Company that the tax return for 2010 would be audited. The field work on this examination began in late 2012, and it is still in process at December 31, 2013. The Company is under examination by certain other taxing authorities. Although the outcome of such audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial position, results of operations, or cash flows.

For periods subsequent to the June 15, 2012 acquisition date, Panther has been included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. For periods prior to the acquisition date, Panther and its subsidiaries filed as an affiliated group on a stand‑alone basis. The 2009 federal tax return of Panther was examined by the IRS and a report of no change was issued in 2013. Panther federal tax returns for years through 2009 are now closed by the statute of limitations. At December 31, 2013, Panther had federal net operating loss carryforwards of approximately $14.8 million from periods ending on or prior to June 15, 2012. State net operating loss carryforwards for the same periods are approximately $18.5 million. Federal net operating loss carryforwards will expire if not used within 18 years. State carryforward periods for Panther vary from 5 to 20 years. For federal tax purposes and for most states, the use of such carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). The limitation applies by restricting the amount of net operating loss carryforwards that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

The Company determined that no reserves for uncertain tax positions were required at December 31, 2012 and 2011 or during the years then ended. The Company established a reserve for uncertain tax positions of $0.3 million at December 31, 2013. The reserve relates to certain credits claimed on an amended federal return for 2009. No regulations have been issued by the IRS relating to the credit and there is no other guidance or case law applicable to the credit. The Company has no information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in the Company’s circumstances. As a result, the Company does not believe the credit meets the standard for recognition at December 31, 2013 under the applicable accounting standards.

At December 31, 2013 and 2012, no accrued interest related to state income taxes to be paid on amended returns was required and at December 31, 2011, interest accrued on such state tax obligations totaled $0.1 million. Interest of less than $0.1 million in 2013, 2012, and 2011 was paid related to federal and state income taxes. Interest of $0.2 million was accrued in 2012 for certain foreign income tax obligations. Interest of $0.2 million was paid in 2013 on the foreign income tax obligations, and accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2013.

NOTE G – OPERATING LEASES

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense for operating leases, including rentals with initial terms of less than one year, totaled $24.1 million, $20.3 million, and $18.9 million in 2013, 2012, and 2011, respectively.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The future minimum rental commitments as of December 31, 2013 for all noncancelable operating leases were as follows:

	Total	Land and Structures	Equipment and Other
	(in thousands)

2014	$14,513	$13,408	$1,105
2015	11,557	10,944	613
2016	8,791	8,721	70
2017	6,875	6,838	37
2018	5,509	5,509	—
Thereafter	13,136	13,136	—
	$60,381	$58,556	$1,825

NOTE H – LONG‑TERM DEBT AND FINANCING ARRANGEMENTS

Long‑Term Debt Obligations

Long‑term debt consisted of a Term Loan under the Credit Agreement (further described in Financing Arrangements within this Note) and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	December 31
	2013	2012
	(in thousands)

Term Loan (interest rate of 1.7% at December 31, 2013)	$83,750	$95,000
Notes payable (weighted‑average interest rate of 3.0% at December 31, 2013)	22,082	37,756
Capital lease obligations (weighted‑average interest rate of 4.8% at December 31, 2013)	7,013	23,229
	112,845	155,985
Less current portion	31,513	43,044
Long‑term debt, less current portion	$81,332	$112,941

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Scheduled maturities under the Term Loan and notes payable and future minimum payments under capital lease obligations included in long‑term debt as of December 31, 2013 were as follows:

			Notes Payable	Capital Lease Obligations(2)
		Term	Revenue	Revenue	Land and	Equipment
	Total	Loan(1)	Equipment	Equipment	Structures	and Other
	(in thousands)

2014	$33,659	$15,178	$15,561	$2,425	$200	$295
2015	28,467	17,716	7,033	3,061	206	451
2016	19,313	19,100	—	—	213	—
2017	37,121	36,902	—	—	219	—
2018	226	—	—	—	226	—
Thereafter	252	—	—	—	252	—
Total payments	119,038	88,896	22,594	5,486	1,316	746
Less amounts representing interest	6,193	5,146	512	284	215	36
Long‑term debt	$112,845	$83,750	$22,082	$5,202	$1,101	$710

(1)
The future interest payments included in the scheduled maturities due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin (see Term Loan within the Financing Arrangements section of this Note).

(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets secured by notes payable or held under capital leases at December 31 were included in property, plant and equipment as follows:

	2013	2012
	(in thousands)
Revenue equipment	58,613	93,004
Land and structures (terminals)	$1,794	$1,794
Service, office, and other equipment	1,758	1,813
	3,552	3,607
Less accumulated amortization(1)	26,847	35,183
Net assets secured by notes payable or held under capital leases	$(23,295)	$(31,576)

(1)	Amortization of assets secured by notes payable or held under capital leases is included in depreciation expense.

The Company’s long‑term debt obligations have a weighted‑average interest rate of 2.1% at December 31, 2013. The Company paid interest of $3.6 million in 2013, $4.5 million in 2012, and $3.3 million in 2011, net of capitalized interest which totaled $0.1 million for the year ended December 31, 2013 and less than $0.1 million for each of the years ended December 31, 2012 and 2011.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Financing Arrangements

Term Loan
On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five‑year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther (see Note D). The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement; however, borrowings under the revolving commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Note. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of December 31, 2013, the Company was in compliance with the covenants. For the reporting period ended December 31, 2013, the Company’s fixed charge coverage ratio was 2.21 to 1.0, compared to the minimum ratio required by the Credit Agreement of 1.25 to 1.0.

Notes Payable and Capital Leases
ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements. The promissory notes specify the terms of the arrangements, including the monthly payment and interest rates. The Company did not enter into any promissory note arrangements in 2013. ABF Freight entered into 36‑month promissory notes during 2012 and 2011 to finance $38.0 million and $28.5 million of revenue equipment, respectively.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. ABF Freight entered into capital lease agreements totaling less than $0.1 million in 2013 to finance the purchase of certain equipment. During 2011, ABF Freight entered into 36‑month capital lease agreements to finance $1.9 million of revenue equipment. The capital lease agreements specify the terms of the arrangements, including the monthly base rent and interest rates.

Accounts Receivable Securitization Program
The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy‑remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2013, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of December 31, 2013, standby letters of credit of $20.3 million have been issued under the facility, which reduced the available borrowing capacity to $54.7 million.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Letter of Credit Agreements and Surety Bond Programs
The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self‑insurance program previously discussed within this Note. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements generally require cash or short‑term investments to be pledged as collateral for outstanding letters of credit. The Company had letters of credit outstanding of $22.8 million (including $20.3 million issued under the accounts receivable securitization program previously described within this Note) as of December 31, 2013, and $22.7 million as of December 31, 2012, of which $1.9 million and $5.9 million, respectively, were collateralized by restricted cash and short‑term investments under the LC Agreements. The Company had up to $58.1 million available as of December 31, 2013 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self‑insurance program discussed in the previous paragraphs. As of December 31, 2013 and 2012, surety bonds outstanding related to the collateralized self‑insurance program totaled $12.7 million and $13.8 million, respectively. The outstanding bonds were collateralized by letters of credit of $3.8 million at December 31, 2013 issued under the previously described accounts receivable securitization program, and $3.8 million of restricted short‑term investments in certificates of deposit at December 31, 2012. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self‑insurance program totaled $43.8 million and $36.6 million as of December 31, 2013 and 2012, respectively.

NOTE I – ACCRUED EXPENSES

	December 31
	2013	2012
	(in thousands)

Accrued compensation	$22,734	$15,841
Accrued vacation pay	36,246	40,473
Taxes other than income	7,418	7,366
Workers’ compensation, third‑party casualty, and loss and damage claims reserves	92,166	86,969
Other	15,058	8,019
	$173,622	$158,668

NOTE J – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the IRC. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits have not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who were active employees of the Company became eligible to participate in the Company’s nonunion defined contribution plan in which substantially all noncontractual employees hired subsequent to December 31, 2005 also participate (see Defined Contribution Plans section within this Note).

The June 2013 amendment to the nonunion defined benefit pension plan resulted in a plan curtailment which was recorded as of June 30, 2013. The effect of the plan curtailment was a reduction of the projected benefit obligation (“PBO”) to the amount of the plan’s accumulated benefit obligation. The decrease in the PBO reduced the unrecognized net actuarial loss of the plan, which is reported on an after‑tax basis in accumulated other comprehensive loss in the consolidated balance sheet. No curtailment gain or

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

loss was recognized in current earnings. The unrecognized net actuarial loss was also reduced by a net actuarial gain which resulted from the remeasurement of the assets and PBO of the plan upon curtailment. The freeze of the accrual of benefits effective as of July 1, 2013, and the reduction of the PBO upon plan curtailment reduced the total service and interest cost for the plan year ending December 31, 2013. Because total 2013 lump‑sum benefit distributions from the plan exceeded the total annual service and interest cost of the plan, the Company recognized pension settlement expense in 2013. Amounts recorded for the curtailment and settlements of the nonunion defined benefit pension plan for the year ended December 31, 2013 are presented in the tables within this Note.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long‑term cash incentive plan (see Long‑Term Cash Incentive Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009.

The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental benefits primarily to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees began paying a portion of the premiums under the plan according to age and coverage levels. The amendment to the plan to implement retiree premiums resulted in an unrecognized prior service credit which was recorded in accumulated other comprehensive loss and is being amortized over approximately eight years. Premiums charged to retirees under the postretirement health benefit plan were increased effective January 1, 2014, which contributed to the actuarial gain recognized for the plan effective December 31, 2013.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$260,950	$244,402	$7,213	$7,620	$18,308	$17,553
Service cost	4,734	9,189	—	—	331	315
Interest cost	7,784	8,692	150	210	751	749
Actuarial (gain) loss	(10,797)	15,893	(271)	509	(2,484)	277
Benefits paid	(22,486)	(17,226)	—	(1,126)	(588)	(586)
Curtailment gain	(29,262)	—	—	—	—	—
Settlement loss	737	—	—	—	—	—
Benefit obligations at end of year	211,660	260,950	7,092	7,213	16,318	18,308
Change in plan assets
Fair value of plan assets at beginning of year	181,225	161,249	—	—	—	—
Actual return on plan assets	31,074	19,202	—	—	—	—
Employer contributions	17,800	18,000	—	1,126	588	586
Benefits paid	(22,486)	(17,226)	—	(1,126)	(588)	(586)
Fair value of plan assets at end of year	207,613	181,225	—	—	—	—
Funded status	$(4,047)	$(79,725)	$(7,092)	$(7,213)	$(16,318)	$(18,308)

Accumulated benefit obligation	$211,660	$230,305	$7,092	$7,213	$16,318	$18,308

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)
Current liabilities (included in accrued expenses)	$—	$—	$—	$—	$(610)	$(573)
Noncurrent liabilities (included in pension and postretirement liabilities)	(4,047)	(79,725)	(7,092)	(7,213)	(15,708)	(17,735)
Liabilities recognized	$(4,047)	$(79,725)	$(7,092)	$(7,213)	$(16,318)	$(18,308)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined Benefit Pension Plan			Supplemental Benefit Plan			Postretirement Health Benefit Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(in thousands)
Service cost	$4,734	$9,189	$8,655	$—	$—	$—	$331	$315	$224
Interest cost	7,784	8,692	9,954	150	210	386	751	749	781
Expected return on plan assets	(13,313)	(12,063)	(12,584)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(190)	(190)	(190)
Pension settlement expense	2,111	—	—	—	—	1,125	—	—	—
Amortization of net actuarial loss(1)	7,140	10,767	6,921	260	202	328	535	416	112
Net periodic benefit cost	$8,456	$16,585	$12,946	$410	$412	$1,839	$1,427	$1,290	$927

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and settlement expense for the years ended December 31:

	Nonunion Defined Benefit Pension Plan			Supplemental Benefit Plan
	2013(1)	2012	2011	2013	2012(2)	2011
	(in thousands, except per share data)
Pension settlement distributions	$20,104	$—	$—	$—	$1,126	$2,526
Pension settlement expense, pre‑tax	$2,111	$—	$—	$—	$—	$1,125
Pension settlement expense per diluted share, net of taxes	$0.05	—	—	—	—	$0.03

(1)	Pension settlement distributions represent lump‑sum benefit distributions paid in 2013.

(2)
2012 SBP distribution related to an officer retirement that occurred in 2011. The benefit distribution amount was fixed at the retirement date, but IRC Section 409A requires that distributions to certain key employees under the SBP be delayed for six months after retirement. The pension settlement expense related to this distribution was recognized in 2011 and is included in this table for 2011.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Included in accumulated other comprehensive loss at December 31 were the following pre‑tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012	2013	2012
	(in thousands)
Unrecognized net actuarial loss	$16,003	$82,337	$1,778	$2,308	$150	$3,169
Unrecognized prior service credit	—	—	—	—	(887)	(1,077)
Total	$16,003	$82,337	$1,778	$2,308	$(737)	$2,092

The following amounts, which are reported within accumulated other comprehensive loss, are expected to be recognized as components of net periodic benefit cost in 2014 on a pre‑tax basis. (Amounts exclude the effect of pension settlements, which are further discussed under Nonunion Defined Benefit Pension Plan Assets within this Note.)

	Nonunion Defined Benefit Pension Plan	Supplemental Benefit Plan	Postretirement Health Benefit Plan
		(in thousands)
Unrecognized net actuarial loss	$2,008	$226	$17
Unrecognized prior service credit	—	—	(190)
Total	$2,008	$226	$(173)

The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. Prior to the June 30, 2013 curtailment of the nonunion defined benefit pension plan, the Company established the assumed rate of compensation increase for the plan at the measurement date by considering historical changes in compensation combined with an estimate of compensation rates for the next 2 years. Weighted‑average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined Benefit Pension Plan		Supplemental Benefit Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012	2013	2012
Discount rate(1)	3.8%	3.1%	2.8%	2.1%	4.7%	3.8%
Rate of compensation increase(2)	N/A	3.3%	N/A	N/A	N/A	N/A

(1)
The discount rate was determined at December 31, 2013 and 2012, respectively. The discount rate used to remeasure the PBO of the nonunion defined benefit pension plan upon the June 30, 2013 remeasurement for curtailment and the September 30, 2013 remeasurement for settlement was 3.9% and 3.7%, respectively.

(2)
The compensation assumption was not applicable to the nonunion defined benefit pension plan obligation as of December 31, 2013 due to the 2013 plan amendment which froze the accrual of benefits as of July 1, 2013.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Weighted‑average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined Benefit Pension Plan			Supplemental Benefit Plan			Postretirement Health Benefit Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate(1)	3.1%	3.7%	4.7%	2.1%	3.2%	4.1%	3.8%	4.3%	5.4%
Expected return on plan assets	7.5%	7.5%	7.5%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase(2)	3.3%	3.3%	3.2%	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The discount rate was determined at December 31, 2012, 2011, and 2010 for the year 2013, 2012, and 2011, respectively.

(2)
The compensation assumption was no longer applicable for determining net periodic benefit cost of the nonunion defined benefit pension plan upon the June 30, 2013 remeasurement for plan curtailment due to the accrual of benefits being frozen as of July 1, 2013.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2013		2012
	Pre‑65	Post‑65(1)

Health care cost trend rate assumed for next year	8.0%	5.0%	8.5%
Rate to which the cost trend rate is assumed to decline	5.0%	5.0%	5.0%
Year that the rate reaches the cost trend assumed rate	2020	2020	2020

(1)
The post‑65 assumed health care cost trend rates were established separate from the pre‑65 trend rates as of December 31, 2013, reflecting lower medical cost trend rates for this age group as determined by actuarial analysis. The change in trend rates for 2013 contributed significantly to the net actuarial gain upon the December 31, 2013 plan remeasurement.

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2013:

	One Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost components	$220	$(174)
Effect on postretirement benefit obligation	$2,854	$(2,330)

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Estimated future benefit payments from the Company’s nonunion defined benefit pension, SBP, and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2013 are as follows:

	Nonunion Defined Benefit Pension Plan(1)	Supplemental Benefit Plan	Postretirement Health Benefit Plan
		(in thousands)

2014	$22,396	$—	$610
2015	$20,628	$—	$666
2016	$19,792	$1,235	$709
2017	$18,785	$—	$759
2018	$17,187	$—	$860
2018‑2022	$73,713	$7,042	$4,620

(1)
Includes the amounts of future periodic benefit payments estimated as of December 31, 2013 for which the related pension obligation was settled with the purchase of a nonparticipating annuity contract purchase in January 2014 (as discussed in Nonunion Defined Benefit Pension Plan Assets within this section of the Note). The amount paid for the related contract premium is excluded from the 2014 payments presented.

Based upon currently available actuarial information, which is subject to change upon completion of the 2014 actuarial valuation of the plan, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2014.The plan had an adjusted funding target attainment percentage (“AFTAP”) of 102.7% as of the January 1, 2013 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes.

Nonunion Defined Benefit Pension Plan Assets
The Company establishes the expected long‑term rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisor. This approach is intended to establish a long‑term, nonvolatile rate. The Company’s long‑term expected rate of return utilized in determining its 2014 nonunion defined benefit pension plan expense is expected to be 6.5%.

The overall objectives of the investment strategy for the Company’s nonunion defined benefit plan are to achieve a rate of return that over the long term will fund liabilities and provide for required benefits under the plan in a manner that satisfies the fiduciary requirements of ERISA. The investment strategy aims to maximize the long‑term return on plan assets subject to an acceptable level of investment risk, liquidity risk, and funding risk utilizing target asset allocations for investments. The plan’s long‑term asset allocation policy is intended to protect or improve the purchasing power of plan assets and provide adequate diversification to limit the possibility of experiencing a substantial loss over a one‑year period.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The weighted‑average target, acceptable ranges, and actual asset allocations of the Company’s nonunion defined benefit pension plan at December 31 is summarized in the following table:

	2013		Weighted‑Average Allocation
	Target Allocation	Acceptable Range	2013	2012
Equity Securities
Large Cap U.S. Equity	20.0%	15.0% – 30.0%	23.8%	32.1%
Mid Cap U.S. Equity	10.0	8.0% – 12.0%	10.7	11.1
Small Cap U.S. Equity	10.0	8.0% – 12.0%	10.5	11.1
International Equity	15.0	11.0% – 19.0%	12.5	11.1
Emerging Market Equity	—	—	—	5.0

Income Securities
Debt Instruments	20.0	15.0% – 25.0%	17.6	22.4
Floating Rate Loan Fund	5.0	3.0% – 10.0%	3.6	4.0

Cash Equivalents
Cash and Cash Equivalents	20.0	10.0% – 25.0%	21.3	3.2
	100.0%		100.0%	100.0%

Investment balances and results are reviewed quarterly. Investment performance is generally compared to the three‑to‑five year performance of recognized market indices as well as analyzed for periods shorter than three years for each investment fund and over five years for the total fund. Although investment allocations which fall outside the acceptable range at the end of any quarter are usually rebalanced based on the target allocation, the Company has the discretion to maintain cash or other short‑term investments during periods of market volatility. The plan had a higher investment allocation to cash and cash equivalents as of December 31, 2013 compared to the prior year in preparation for investment changes anticipated in January 2014.

In consideration of the freeze of the accrual of benefits under the nonunion defined benefit pension plan effective July 1, 2013, as previously described within this Note, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries currently receiving monthly benefit payments. Upon payment of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were transferred to the insurance company. Because the total of lump‑sum distributions plus the nonparticipating annuity contract purchase amount will exceed the annual interest costs of the plan, the Company will recognize settlement expense as a component of net periodic benefit cost in first quarter 2014 of approximately $2.0 million to $3.0 million (pre‑tax) with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre‑tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump‑sum distributions from the nonunion defined benefit pension plan in 2014.

Following the previously described annuity contract purchase, the target investment allocation of nonunion defined benefit pension plan assets will be adjusted from the asset allocation as of December 31, 2013 (presented in the previous table) by decreasing the cash equivalents target allocation from 20.0% to 10.0% and increasing the debt instruments target allocation from 20.0% to 30.0%.

Certain types of investments and transactions are prohibited or restricted by the Company’s written pension investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging, or hypothecating securities except loans of securities that are fully‑collateralized; purchase or sale of futures, options, or derivatives for speculation or leverage; purchase or sale of commodities; or illiquid interests in real estate or mortgages. Historically, index funds have primarily been used for investments in equity and fixed income securities; however, in recent years the Company has invested in actively managed portfolios. Beginning in 2009, the Company invested a portion of the plan’s income securities into an actively managed portfolio of short‑term debt instruments. The objectives of this portfolio are to preserve principal and maintain an investment maturity structure that matches scheduled cash flows of benefit payments. In addition to the requirements of the

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

investment policy, certain investment restrictions apply to the actively managed portfolio, including: minimum acceptable credit quality of securities; maximum maturity of investments of seven years; and, at the time of purchase, no single issue or issuer other than U.S. government securities representing more than 5% of portfolio investments, and no more than 25% of the portfolio invested in BBB rated debt. Beginning in 2011, the Company invested a portion of the plan’s equity investments in an actively managed portfolio of mid‑cap U.S. equity securities. In 2012, a portion of the plan’s income security investments were placed in a separate actively managed portfolio of short duration debt instruments, with certain investment restrictions, including: guidelines for allowable securities and certain maximum concentrations of investments; maintenance of an average effective duration period not to exceed three years; and minimum acceptable credit quality of securities.

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2013, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Cash and Cash Equivalents(1)	$44,166	$44,166	$—	$—
Debt Instruments(2)	36,517	—	36,517	—
Floating Rate Loans(3)	7,594	7,594	—	—
Large Cap U.S. Equity	49,281	49,281	—	—
Mid Cap U.S. Equity	22,181	22,181	—	—
Small Cap U.S. Equity	21,848	21,848	—	—
International Equity	26,026	26,026	—	—
	$207,613	$171,096	$36,517	$—

(1)	Consists primarily of money market mutual funds.

(2)
Includes corporate debt instruments (37%), treasury instruments (24%), mortgage‑backed instruments (27%), municipal debt instruments (5%), asset‑backed instruments (4%), and agency debt instruments (3%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)	Consists of a floating rate loan mutual fund.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2012, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
	Total	Quoted Prices In Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Cash and Cash Equivalents(1)	$5,752	$5,752	$—	$—
Debt Instruments(2)	40,556	—	40,556	—
Floating Rate Loans(3)	7,244	7,244	—	—
Large Cap U.S. Equity	58,210	58,210	—	—
Mid Cap U.S. Equity	20,226	20,226	—	—
Small Cap U.S. Equity	20,044	20,044	—	—
International Equity	20,046	20,046	—	—
Emerging Market Equity	9,147	9,147	—	—
	$181,225	$140,669	$40,556	$—

(1)	Consists primarily of money market mutual funds.

(2)
Includes mortgage‑backed instruments (34%), corporate debt instruments (33%), treasury instruments (23%), municipal debt instruments (5%), and asset‑backed instruments (5%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)	Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $5.2 million and $5.5 million were recorded as of December 31, 2013 and 2012, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump‑sum payment upon a change in control of the Company. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long‑Term Cash Incentive Plan (see Long‑Term Cash Incentive Plan section within this Note).

An additional benefit plan provides certain death and retirement benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company had recorded liabilities of $0.8 million at December 31, 2013 and 2012 for future costs under this plan.

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2013 and 2012, VSP balances of $3.1 million and $3.0 million, respectively, were included in other long‑term assets with a corresponding amount recorded in other long‑term liabilities.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company has historically matched 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company match was suspended for 2011 and was reinstated beginning January 1, 2012. The Company’s matching expense for the 401(k) plans totaled $4.5 million and $3.8 million for 2013 and 2012, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the Company’s nonunion defined contribution plan in which substantially all noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. The Company may make discretionary contributions to the defined contribution plan. In 2013 and 2011, the Company recognized expense of $5.9 million and $1.1 million, respectively, related to its contributions to the defined contribution plan. No contributions were made to the plan for 2012.

Long‑Term Cash Incentive Plan

The Company maintains a performance‑based Long‑Term Cash Incentive Plan for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The Long‑Term Cash Incentive Plan incentive, which is generally earned over three years, is based in part upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the Long‑Term Cash Incentive Plan. Minimum performance requirements were not achieved as of December 31, 2011 and 2012 and, as a result, no incentive payments were accrued for these years. Based on total shareholder returns relative to a peer group, $4.2 million was accrued as of December 31, 2013 for future payments under the plans.

Other Plans

Other long‑term assets include $43.8 million and $41.6 million at December 31, 2013 and 2012, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long‑term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $3.8 million, $2.1 million, and $2.6 million, during 2013, 2012, and 2011, respectively.

Multiemployer Plans

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the ABF NMFA, its collective bargaining agreement with the IBT, and other related supplemental agreements. As of December 2013, approximately 76% of ABF Freight’s employees were covered under ABF NMFA. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid. The ABF NMFA and the related supplemental agreements which were implemented on November 3, 2013, provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Rate increases under the ABF NMFA were applied retroactively to August 1, 2013. The combined contribution rates for health, welfare, and pension benefits under the ABF NMFA may increase up to $1.00 per hour each August 1 providing that the plans evidence any necessary increase.

The multiemployer plans to which ABF Freight contributes, which have been established pursuant to the Taft‑Hartley Act, are jointly‑trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively‑bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single‑employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer to a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits,

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to contribute to the plan. A withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which generally would be effected through collective bargaining.

Pension Plans
The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the PPA. Among other things, the PPA requires that “endangered” (generally less than 80% funded and commonly called “yellow zone”) plans adopt “funding improvement plans” and that “critical” (generally less than 65% funded and commonly called “red zone”) plans adopt “rehabilitation plans” that are intended to improve the plan’s funded status over time. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. In addition, notwithstanding any collective bargaining agreement, employer contribution obligations to multiemployer pension plans can be increased if the plan enters reorganization status or becomes insolvent. In those events, the contribution increase generally cannot exceed 7% per year. ABF Freight has not received notification of any plan reorganization or plan insolvency.

Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2012, approximately 63% of ABF Freight’s contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, were made to plans that were in “critical status” and approximately 3% of ABF Freight’s contributions to multiemployer pension plans were made to plans that were in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to ABF Freight based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in ABF Freight’s analysis of individually significant funds to be separately disclosed.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Significant multiemployer pension plans and key participation information were as follows:

		Pension		FIP/RP
	EIN/Pension	Protection Act Zone Status (b)		Status Pending/	Contributions (d) (in thousands)			Surcharge Imposed
Legal Name of Plan	Plan Number (a)	2013	2012	Implemented (c)	2013	2012	2011	(e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36‑6044243	Red	Red	Implemented(3)	$70,020	$68,683	$70,579	No

Western Conference of Teamsters Pension Plan(2)	91‑6145047	Green	Green	No(4)	20,601	20,774	20,807	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23‑6262789	Green(5)	Yellow(5)	Implemented(5)	12,143	11,170	12,022	No

I. B. of T. Union Local No. 710 Pension Fund(7)(8)	36‑2377656	Green(6)	Green(6)	No	10,001	9,567	9,265	No

All other plans in the aggregate					23,468	21,701	20,168
Total multiemployer pension contributions paid(9)					$136,233	$131,895	$132,841

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three‑digit plan number, if applicable.

(b)
Unless otherwise noted, the most recent PPA zone status available in 2013 and 2012 is for the plan’s year‑end status at December 31, 2012 and 2011, respectively. The zone status is based on information ABF Freight received from the plan and was certified by the plan’s actuary.

(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.

(d)	Amounts reflect contributions made by ABF Freight in the respective year and differ from amounts expensed during the year.

(e)	The surcharge column indicates if a surcharge was paid by the employer to the plan.

(1)	ABF Freight was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2012 and 2011.

(2)	Information for this plan was obtained from the annual funding notice, other notices received from the plan, and the Forms 5500 filed for the plan years ended December 31, 2012 and 2011.

(3)	Adopted a rehabilitation plan effective March 25, 2008, as updated. Utilized amortization extension effective December 31, 2003.

(4)	Utilized funding relief elections under the Pension Relief Act to determine the zone status beginning with the January 1, 2011 actuarial valuation.

(5)
Certified as “neither endangered nor critical” status for the plan year beginning January 1, 2013. The plan was certified as “endangered” for the plan year beginning January 1, 2012, and a funding improvement plan was adopted in December 2012.

(6)	PPA zone status relates to plan years February 1, 2012 – January 31, 2013 and February 1, 2011 – January 31, 2012.

(7)	ABF Freight was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2013 and 2012.

(8)	Information for this plan was obtained from the annual funding notice, other notices received from the plan, and the Forms 5500 filed for the plan years ended January 31, 2013 and 2012.

(9)
Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among plans. The pension contribution rate for contractual employees increased an average of 2.0%, 2.3%, and 3.6% effective primarily on August 1, 2013, 2012, and 2011, respectively. The Supplemental Negotiating Committee for the Central States Pension Plan approved no pension contribution increase effective August 1, 2013, 2012, and 2011. The Supplemental Negotiating Committee for the Western Conference of Teamsters Pension Plan approved no pension contribution increase effective August 1, 2013 and 2012. The year‑over‑year changes in multiemployer pension plan contributions presented above were also influenced by changes in ABF Freight’s business levels.

For 2013, 2012, and 2011, 50% to 55% of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Plan, was 47.6%, 53.9%, and 58.9% as of January 1, 2013, 2012, and 2011, respectively. In 2005, the IRS granted an extension of the period of time over which the Central States Pension Plan amortizes unfunded liabilities by ten years subject to the condition

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

that a targeted funding ratio will be maintained by the plan. Based on information currently available to the Company, the Central States Pension Plan has not received notice of revocation of the ten‑year amortization extension granted by the IRS. In the unlikely event that the IRS revokes the extension, the revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF Freight’s share of the resulting funded deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of a revocation that would require recognition of liabilities for ABF Freight’s share of a funded deficiency is remote.

Health and Welfare Plans
ABF Freight contributes to 44 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under ABF Freight’s labor agreements. ABF Freight’s contributions to multiemployer health and welfare plans totaled $118.0 million, $113.0 million, and $112.1 million for the year ended December 31, 2013, 2012, and 2011, respectively. The contribution rate for health and welfare benefits increased by an average of 7.6%, 5.3%, and 4.1% primarily on August 1, 2013, 2012, and 2011, respectively, under ABF Freight’s collective bargaining agreement with the IBT. Other than changes to contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the 2013, 2012, and 2011 multiemployer health and welfare contributions.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE K – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2013	2012	2011
	(in thousands)
Pre‑tax amounts:
Unrecognized net periodic benefit costs(1)	$(17,044)	$(86,737)	$(88,393)
Foreign currency translation	(863)	(662)	(691)
Total	$(17,907)	$(87,399)	$(89,084)
After‑tax amounts:
Unrecognized net periodic benefit costs(1)	$(14,386)	$(56,968)	$(57,979)
Foreign currency translation	(526)	(404)	(423)
Total	$(14,912)	$(57,372)	$(58,402)

(1)
The decrease in unrecognized net periodic benefit costs for the year ended December 31, 2013 reflected the impact of a $66.3 million ($40.5 million after tax) decrease in the unrecognized net actuarial loss related to the nonunion defined benefit pension plan in 2013, primarily due to a $29.3 million ($17.9 million after‑tax) curtailment gain and a $27.8 million ($17.0 million after‑tax) net actuarial gain related to the increase in the discount rate used to remeasure the plan obligation upon curtailment and the amount required to adjust the assumed return on plan assets to the actual return experienced in 2013. The nonunion defined benefit pension plan is discussed further in Note J.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the year ended December 31, 2013:

	Total	Unrecognized Net Periodic Benefit Costs	Foreign Currency Translation
	(in thousands)
Balances at December 31, 2012	$(57,372)	$(56,968)	$(404)
Other comprehensive income (loss) before reclassifications	36,439	36,561	(122)
Amounts reclassified from accumulated other comprehensive loss	6,021	6,021	—
Net current‑period other comprehensive income (loss)	42,460	42,582	(122)
Balances at December 31, 2013	$(14,912)	$(14,386)	$(526)

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2013:

Unrecognized Net Periodic Benefit Costs(1)(2)
(in thousands)
Amortization of actuarial loss	$(7,935)
Amortization of prior service credit	190
Settlement expense	(2,111)
Total, pre‑tax	(9,856)
Tax benefit	3,835
Total, net of tax	$(6,021)

(1)	Amounts in parentheses indicate increases in expense or loss.

(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note J).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2013		2012		2011
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.03	$807	$0.03	$797	$0.03	$788
Second quarter	$0.03	$806	$0.03	$808	$0.03	$797
Third quarter	$0.03	$805	$0.03	$807	$0.03	$798
Fourth quarter	$0.03	$815	$0.03	$807	$0.03	$797

Stockholders’ Rights Plan

Prior to April 30, 2011, the Company had in place a stockholders’ rights plan; however, the plan expired by its terms on April 30, 2011 and was not renewed.

Treasury Stock

The Company has a program to repurchase its Common Stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million; and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2013, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. No shares were repurchased by the Company in 2013, 2012, or 2011.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE L – SHARE‑BASED COMPENSATION

Stock Awards

As of December 31, 2013, the Company had outstanding stock options granted under the 2000 Non‑Qualified Stock Option Plan and the 2002 Stock Option Plan and outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan superseded the Company’s 2000 Non‑Qualified Stock Option Plan and 2002 Stock Option Plan with respect to future awards and, as amended, provides for the granting of 2.2 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units. Any outstanding stock options under the 2000 or 2002 stock option plans which are forfeited or otherwise unexercised will be included in the shares available for grant under the 2005 Plan. As of December 31, 2013, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted. No stock options have been granted since 2004.

Restricted Stock Awards

A summary of the Company’s restricted stock award program is presented below:

Units

Outstanding – January 1, 2013	1,281,480
Granted	313,550
Vested	(149,620)
Forfeited	(1,950)
Outstanding – December 31, 2013	1,443,460

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2013, 2012, and 2011 as follows:

	Units	Weighted‑Average Grant Date Fair Value
2013	313,550	$27.71
2012	394,900	$14.55
2011	334,700	$22.49

The fair value of restricted stock awards that vested in 2013, 2012, and 2011 was $1.8 million, $4.3 million, and $3.9 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2013 was $15.4 million, which is expected to be recognized over a weighted‑average period of three years.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Stock Options

A summary of the Company’s stock option program is presented below:

	Shares Under Option(1)	Weighted‑ Average Exercise Price	Weighted‑ Average Remaining Contractual Term (in years)	Intrinsic Value(2) (in thousands)
Outstanding – January 1, 2013	240,425	$27.40
Granted	—
Exercised	(99,195)	29.10
Forfeited	(105,500)	25.23
Outstanding – December 31, 2013(1)	35,730	$29.10	0.1	164

(1)	Options outstanding are vested and available to be exercised. All options outstanding at December 31, 2013 were exercised or forfeited as of January 31, 2014.

(2)	The intrinsic value for each option represents the excess, if any, of the market value of the Company’s Common Stock on December 31, 2013 over the exercise price of the option.

The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2013	2012	2011
		(in thousands)
Intrinsic value of options exercised	$330	$—	$79
Cash proceeds of options exercised	$2,785	$—	$763
Tax benefit of options exercised	$109	$—	$30

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE M – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31:

	2013	2012	2011
	(in thousands, except share and per share data)
Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$15,811	$(7,732)	$6,159
Effect of unvested restricted stock awards	(720)	(149)	(249)
Adjusted net income (loss)	$15,091	$(7,881)	$5,910

Denominator:
Weighted‑average shares	25,714,205	25,564,752	25,403,073
Earnings (loss) per common share	$0.59	$(0.31)	$0.23

Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Arkansas Best Corporation	$15,811	$(7,732)	$6,159
Effect of unvested restricted stock awards	(720)	(149)	(249)
Adjusted net income (loss)	$15,091	$(7,881)	$5,910

Denominator:
Weighted‑average shares	25,714,205	25,564,752	25,403,073
Effect of dilutive securities	—	—	—
Adjusted weighted‑average shares and assumed conversions	25,714,205	25,564,752	25,403,073
Earnings (loss) per common share	$0.59	$(0.31)	$0.23

Under the two‑class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the years ended December 31, 2013 and 2011, outstanding stock awards of 0.8 million and 0.9 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the year ended December 31, 2012, outstanding stock awards of 0.7 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of decreasing the loss per share.

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

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. Effective July 1, 2013, the Company formed a new operating segment, Domestic & Global Transportation Management, combining the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The strategic alignment of the sales and logistics functions related to these services into one reportable segment under a single executive management operating team better supports the delivery of these solutions and allows customers to gain greater awareness for these service offerings in an evolving marketplace. The Company’s transportation brokerage operations were previously reported as the Truck Brokerage and Management segment and the worldwide ocean shipping solutions and

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

transportation and warehouse management services were previously reported within the Freight Transportation segment as of and for the years ended December 31, 2012 and 2011. There was no impact on consolidated amounts as a result of these reclassifications.

The Company’s reportable operating segments are as follows:

•
Freight Transportation, the Company’s principal operating segment, includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries of the Company (collectively “ABF Freight”). The operations of ABF Freight include, national, inter‑regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. Freight transportation related to consumer household goods self‑move services provided by ABF Freight are also reported in the Freight Transportation segment. ABF Freight is headquartered in Fort Smith, Arkansas. The ABF Freight transportation system operates throughout North America, providing direct service to over 98% of the cities in the United States having a population of 30,000 or more. ABF Freight also provides motor carrier services in Canada, Puerto Rico, and, through arrangements with other trucking companies, Mexico.

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

•
Domestic & Global Transportation Management, operating as ABF Logistics, Inc., includes the results of operations of the Company’s businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services. The Domestic & Global Transportation Management segment provides third‑party transportation brokerage and management services throughout North America by sourcing a variety of equipment types including truckload, flatbed, intermodal, temperature‑controlled, and specialized equipment. The segment also offers full‑container‑load and expedited less‑than‑container‑load ocean transport to and from the United States and scalable transportation and warehouse management services that can be customized to efficiently manage customers’ supply chain needs.

•
Emergency & Preventative Maintenance includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and equipment services for commercial vehicles through a network of third‑party service providers.

•
Household Goods Moving Services includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc., the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. For 2013, the Household Goods Moving Services segment includes the results of the logistics company acquired by Albert Companies, Inc. on May 31, 2013 (see Note D). Certain costs incurred by the Household Goods Moving Services segment in support of consumer self‑move services provided by ABF Freight are allocated to the Freight Transportation segment at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

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

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table reflects reportable operating segment information for the years ended December 31:

	2013	2012	2011
		(in thousands)
OPERATING REVENUES
Freight Transportation(1)	$1,761,716	$1,701,495	$1,714,232
Premium Logistics & Expedited Freight Services(2)	246,849	132,326	—
Domestic & Global Transportation Management(1)	105,223	66,431	41,966
Emergency & Preventative Maintenance	137,546	115,968	92,554
Household Goods Moving Services	82,169	77,619	85,611
Other and eliminations	(33,954)	(27,840)	(26,754)
Total consolidated operating revenues	$2,299,549	$2,065,999	$1,907,609
OPERATING EXPENSES
Freight Transportation(1)
Salaries, wages, and benefits	$1,075,259	$1,071,084	$1,059,815
Fuel, supplies, and expenses	332,433	329,284	333,242
Operating taxes and licenses	43,865	43,336	45,469
Insurance	21,823	20,742	24,481
Communications and utilities	15,027	14,713	15,106
Depreciation and amortization	72,971	78,672	70,767
Rents and purchased transportation	180,689	156,810	154,363
Gain on sale of property and equipment	(576)	(711)	(2,370)
Pension settlement expense	1,831	—	1,125
Other	8,361	7,365	8,297
Total Freight Transportation	1,751,683	1,721,295	1,710,295
Premium Logistics & Expedited Freight Services(2)
Purchased transportation	188,561	101,559	—
Depreciation and amortization	10,516	5,438	—
Other	40,816	22,927	—
Total Premium Logistics & Expedited Freight Services	239,893	129,924	—
Domestic & Global Transportation Management(1)	102,250	63,418	40,404
Emergency & Preventative Maintenance	134,272	114,033	89,572
Household Goods Moving Services	80,319	76,927	82,893
Other and eliminations(3)	(27,938)	(25,030)	(25,314)
Total consolidated operating expenses	$2,280,479	$2,080,567	$1,897,850
OPERATING INCOME (LOSS)
Freight Transportation(1)	$10,033	$(19,800)	$3,937
Premium Logistics & Expedited Freight Services(2)	6,956	2,402	—
Domestic & Global Transportation Management(1)	2,973	3,013	1,562
Emergency & Preventative Maintenance	3,274	1,935	2,982
Household Goods Moving Services	1,850	692	2,718
Other and eliminations(3)	(6,016)	(2,810)	(1,440)
Total consolidated operating income (loss)	$19,070	$(14,568)	$9,759
OTHER INCOME (EXPENSE)
Interest and dividend income(2)	$681	$808	$1,069
Interest expense and other related financing costs(2)	(4,183)	(5,273)	(3,953)
Other, net(4)	3,893	2,041	2,618
Total other income (expense)	391	(2,424)	(266)
INCOME (LOSS) BEFORE INCOME TAXES	$19,461	$(16,992)	$9,493

(1)
As previously discussed in this Note, certain reclassifications have been made to the prior years’ operating segment data to conform to the current year presentation which includes the Domestic & Global Transportation Management segment formed in third quarter 2013. The measurement of operating income for the Domestic & Global Transportation Management operating segment was changed in 2013 to include certain intercompany cost allocations. While it is impracticable to recalculate the cost allocations for all prior year periods, management estimated such amounts to be approximately $0.6 million in 2012 and $0.3 million in 2011. If the segment information was presented on a comparable basis for all periods, Domestic & Global Transportation Management operating expenses would increase by $0.6 million in 2012 and $0.3 million in 2011 with corresponding decreases in operating income for those years, and Freight Transportation operating expenses would decrease by the same amounts with corresponding increases in operating income for those years.

(2)	Includes operations of the Premium Logistics & Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(3)
2013 includes workers’ compensation expense reserve increase associated with an insolvent insurance carrier and costs of long‑term incentive plans that were driven by the Company’s total shareholder return relative to its peer group.

(4)	Includes changes in cash surrender value and proceeds of life insurance policies.

The following table provides asset, capital expenditure, and depreciation and amortization information by reportable operating segment:

	December 31
	2013	2012	2011
		(in thousands)
ASSETS
Freight Transportation(1)	$530,678	$550,676	$590,777
Premium Logistics & Expedited Freight Services	216,747	222,280	—
Domestic & Global Transportation Management(1)	27,836	15,437	8,131
Emergency & Preventative Maintenance	21,517	18,413	13,634
Household Goods Moving Services	20,941	21,754	20,687
Other and eliminations(1)(2)	199,607	205,902	282,991
	$1,017,326	$1,034,462	$916,220

	For the year ended December 31
	2013	2012	2011
		(in thousands)
CAPITAL EXPENDITURES, GROSS
Freight Transportation(1)(3)	$11,091	$68,235	$78,875
Premium Logistics & Expedited Freight Services(4)	3,854	1,579	—
Domestic & Global Transportation Management(1)	286	45	163
Emergency & Preventative Maintenance	1,314	685	307
Household Goods Moving Services	493	416	480
Other and eliminations	9,367	4,291	3,812
	$26,405	$75,251	$83,637

	For the year ended December 31
	2013	2012	2011
		(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(2)
Freight Transportation(1)	$72,971	$78,672	$70,767
Premium Logistics & Expedited Freight Services(4)(5)	6,342	3,179	—
Domestic & Global Transportation Management(1)	640	364	197
Emergency & Preventative Maintenance	540	497	476
Household Goods Moving Services	1,247	769	645
Other and eliminations	2,475	2,012	1,657
	$84,215	$85,493	$73,742

(1)
As previously discussed in this Note, certain reclassifications have been made to the prior years’ operating segment data to conform to the current year presentation which includes the Domestic & Global Transportation Management segment that was formed in third quarter 2013.

(2)
Other and eliminations includes certain assets held by the parent holding company for strategic reasons, including unrestricted and restricted cash, cash equivalents, and short‑term investments, as well as certain assets held for the benefit of multiple segments, including land and structures of the Company’s corporate headquarters and information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.

(3)	Includes assets acquired through notes payable and capital leases of less than $0.1 million in 2013, $38.0 million in 2012, and $30.4 million in 2011.

(4)	Includes operations of the Premium Logistics & Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(5)	Excludes amortization of intangibles which totaled $4.2 million in 2013 and $2.3 million in 2012 (see Note E).

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE O – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2013 and 2012:

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except share and per share data)
Operating revenues	$520,687	$576,899	$623,414	$578,549
Operating expenses	544,037	568,482	602,912	565,047
Operating income (loss)	(23,350)	8,417	20,502	13,502
Other income (expense), net	47	(552)	502	393
Income tax provision (benefit)	(9,908)	2,987	7,022	3,549

Net income (loss) attributable to Arkansas Best Corporation	$(13,395)	$4,878	$13,982	$10,346

Earnings (loss) per common share(4)
Basic	$(0.52)	$0.18	$0.52	$0.38
Diluted	$(0.52)	$0.18	$0.52	$0.38

Average common shares outstanding
Basic	25,638,333	25,694,327	25,736,810	25,785,485
Diluted	25,638,333	25,694,327	25,736,810	25,793,366

	2012
	First Quarter	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)
	(in thousands, except share and per share data)
Operating revenues	$440,867	$510,543	$577,546	$537,042
Operating expenses	463,854	503,342	565,313	548,058
Operating income (loss)	(22,987)	7,201	12,233	(11,016)
Other income (expense), net	451	(1,117)	(457)	(1,300)
Income tax provision (benefit)(2)	(4,374)	(5,757)	5,258	(4,387)

Net income (loss) attributable to Arkansas Best Corporation(3)	$(18,162)	$11,841	$6,518	$(7,929)

Earnings (loss) per common share(4)
Basic	$(0.71)	$0.44	$0.24	$(0.31)
Diluted	$(0.71)	$0.44	$0.24	$(0.31)

Average common shares outstanding
Basic	25,455,607	25,544,455	25,613,315	25,629,309
Diluted	25,455,607	25,544,455	25,613,315	25,629,309

(1)	Includes operations of the Premium Logistics & Expedited Freight Services segment since the June 15, 2012 acquisition of Panther.

(2)
The income tax benefit rates recorded in the first and second quarters of 2012 were significantly affected by changes in the assessment of deferred tax asset valuation allowances as more fully discussed at Note F.

(3)	The fourth quarter of 2012 included an adjustment of $2.7 million, after tax, which is immaterial to prior periods, to correct the reserves for workers’ compensation and third‑party casualty claims.

(4)	The Company uses the two‑class method for calculating earnings per share (see Note M).

ARKANSAS BEST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE P – LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self‑insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self‑insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, these matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

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

At December 31, 2013 and 2012, the Company’s reserve for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Legal Proceedings

National Master Freight Agreement
On November 1, 2010, ABF Freight System, Inc. filed a grievance with the National Grievance Committee, consisting of union and employer representatives established by the NMFA for resolving national contract disputes, against the following parties: the IBT; the Teamsters National Freight Industry Negotiating Committee; Trucking Management, Inc. (“TMI”); every Teamster Local Union that is party to the NMFA; and YRC Inc., New Penn Motor Express, Inc., and USF Holland, Inc. (collectively “YRC”). A lawsuit was simultaneously filed in the United States District Court for the Western Division of Arkansas (the “Trial Court”) against the parties previously named and Teamster Local Unions 373 and 878 individually and as representatives of a class of Teamsters Local Unions that are parties to the NMFA. The lawsuit sought appointment of a third‑party neutral tribunal to rule on the grievance in place of the National Grievance Committee or, alternatively, for the Trial Court to rule on the lawsuit. ABF Freight System, Inc. claimed in these proceedings that the IBT and the other named parties violated the NMFA by granting certain wage and other concessions to YRC but not to ABF. The lawsuit was initially dismissed by the Trial Court on December 20, 2010 and then reinstated by the United States Court of Appeals for the Eighth Circuit (St. Louis) (the “Court of Appeals”) on April 12, 2011. On July 6, 2011, the Court of Appeals reversed the Trial Court’s decision and remanded the case to the Trial Court for further proceedings. On August 1, 2012, the Trial Court dismissed the lawsuit for a second time. ABF Freight System, Inc. appealed the dismissal to the Court of Appeals, but on August 30, 2013, the Court of Appeals affirmed the Trial Court’s decision to dismiss the lawsuit. ABF elected not to pursue additional appeals and the lawsuit is now concluded.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s assessment of internal control over financial reporting and the report of the independent registered public accounting firm appear on the following pages.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Arkansas Best Corporation

We have audited Arkansas Best Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Arkansas Best Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Arkansas Best Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Arkansas Best Corporation and our report dated February 28, 2014 expressed an unqualified opinion thereon.

\s\ Ernst & Young LLP
Tulsa, Oklahoma
February 28, 2014

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 23, 2014, are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled “2013 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2013 Grants of Plan‑Based Awards,” “Outstanding Equity Awards at 2013 Fiscal Year‑End,” “2013 Option Exercises and Stock Vested,” “2013 Equity Compensation Plan Information,” “2013 Pension Benefits,” “2013 Non‑Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 23, 2014, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2013 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 23, 2014, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 23, 2014, are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre‑Approval of Audit and Permissible Non‑Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 23, 2014, are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10‑K is set forth in Part II, Item 8 of this Annual Report on Form 10‑K and is incorporated by reference.

(a)(2)    Financial Statement Schedules

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ARKANSAS BEST CORPORATION

Column A	Column B	Column C		Column D		Column E		Column F
		Additions
Description	Balances at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe		Deductions – Describe		Balances at End of Period
	(in thousands)
Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,249	$2,065		$39		$2,820	(b)	$4,533
Allowance for other accounts receivable	$1,334	$88	(c)	$—		$—		$1,422
Allowance for deferred tax assets	$2,511	$—		$—		$1,483	(e)	$1,028

Year Ended December 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,957	$1,524		$26		$2,258	(b)	$5,249
Allowance for other accounts receivable	$1,226	$108	(c)	$—		$—		$1,334
Allowance for deferred tax assets	$5,644	$791		$47		$3,971	(f)	$2,511

Year Ended December 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$3,944	$2,394		$2,667	(a)	$3,048	(b)	$5,957
Allowance for other accounts receivable	$1,254	$(28)	(c)	$—		$—		$1,226
Allowance for deferred tax assets	$2,455	$214		$3,971	(d)	$996	(e)	$5,644

Note a	–	Addition to the allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b	–	Uncollectible accounts written off.
Note c	–	Charged / (credited) to workers’ compensation expense.
Note d	–
Increase in allowance related to the nonunion defined benefit pension plan was recorded in accumulated other comprehensive loss (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

Note e	–	Decrease in allowance due to a combination of changes in expectation of increased realization of certain state net operating losses and state deferred tax assets.
Note f	–
Decrease in allowance due to change in expectation of realization of deferred tax assets primarily due to deferred tax liabilities established in conjunction with the Panther Expedited Services, Inc. purchase transaction (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K).

(a)(3) Exhibits
The exhibits filed with this Annual Report on Form 10‑K are listed in the Exhibit Index, which is submitted as a separate section of this report.

(b) Exhibits
See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANSAS BEST CORPORATION

Date: February 28, 2014	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board and Director	February 28, 2014
Robert A. Young III

/s/Judy R. McReynolds	Director, President – Chief Executive Officer	February 28, 2014
Judy R. McReynolds	and Principal Executive Officer

/s/Michael E. Newcity	Senior Vice President – Chief Financial Officer,	February 28, 2014
Michael E. Newcity	Principal Financial Officer, and Chief Information
Officer

/s/David R. Cobb	Vice President – Controller	February 28, 2014
David R. Cobb	and Principal Accounting Officer

/s/John W. Alden	Director	February 28, 2014
John W. Alden

/s/Fred A. Allardyce	Director	February 28, 2014
Fred A. Allardyce

/s/William M. Legg	Director	February 28, 2014
William M. Legg

/s/John H. Morris	Director	February 28, 2014
John H. Morris

/s/Craig E. Philip	Director	February 28, 2014
Craig E. Philip

/s/Steven L. Spinner	Director	February 28, 2014
Steven L. Spinner

/s/Janice E. Stipp	Director	February 28, 2014
Janice E. Stipp

FORM 10‑K – ITEM 15(a)(3)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit No.
2.1
Stock Purchase Agreement, dated as of June 13, 2012, among Panther Expedited Services, Inc., the stockholders of Panther Expedited Services, Inc., Arkansas Best Corporation, and Fenway Panther Holdings, LLC, in its capacity as Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission (the “Commission”) on June 19, 2012, Commission File No. 000‑19969, and incorporated herein by reference).

3.1
Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 under the Securities Act of 1933, filed with the Commission on March 17, 1992, Commission File No. 33‑46483, and incorporated herein by reference).

3.2
Certificate of Designations of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q, filed with the Commission on May 5, 2009, Commission File No. 000‑19969, and incorporated herein by reference).

3.3
Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on April 24, 2009, Commission File No. 000‑19969, and incorporated herein by reference).

3.4
Third Amended and Restated Bylaws of the Company dated as of April 22, 2010 (previously filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10‑Q, filed with the Commission on August 5, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

3.5
First Amendment to the Third Amended and Restated Bylaws of the Company dated as of October 25, 2013 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 31, 2013, Commission File No. 000-19969, and incorporated herein by reference).

3.6
Second Amendment to the Third Amended and Restated Bylaws of the Company dated as of January 23, 2014 (previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 29, 2014, Commission File No. 000-19969, and incorporated herein by reference).

4.1#
Arkansas Best Corporation Nonqualified Stock Option Plan, as amended (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S‑8 under the Securities Act of 1933, filed with the Commission on December 29, 2000, Commission File No. 333‑52970, and incorporated herein by reference).

4.2#
2002 Arkansas Best Corporation Stock Option Plan (previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S‑8 under the Securities Act of 1933, filed with the Commission on January 29, 2003, Commission File No. 333‑102815, and incorporated herein by reference).

10.1
Collective Bargaining Agreement, effective April 1, 2008 through March 31, 2013, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2008, Commission File No. 000-19969, and incorporated herein by reference).

10.2*	Collective Bargaining Agreement, implemented on November 3, 2013 and effective through March 31, 2018, among the International Brotherhood of Teamsters and ABF Freight System, Inc.
10.3#
Form of Restricted Stock Unit Award Agreement (Non‑Employee Directors – with deferral feature) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q, filed with the Commission on May 5, 2009, Commission File No. 000‑19969, and incorporated herein by reference).

10.4#
Form of Restricted Stock Unit Award Agreement (Non‑Employee Directors – with deferral feature) (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 28, 2013, Commission File No. 000‑19969, and incorporated herein by reference).

10.5#
Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q, filed with the Commission on May 5, 2009, Commission File No. 000‑19969, and incorporated herein by reference).

10.6#
Form of Indemnification Agreement by and between Arkansas Best Corporation and each of the members of the Company’s Board of Directors (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

10.7#
Arkansas Best Corporation 2012 Change in Control Plan (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on January 30, 2012, Commission File No. 000‑19969, and incorporated herein by reference).

Exhibit No.
10.8#
Arkansas Best Corporation Supplemental Benefit Plan, amended and restated, effective August 1, 2009 (previously filed as Exhibit 10.17 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

10.9#
Amendment One to the Arkansas Best Corporation Supplemental Benefit Plan, effective December 31, 2009 (previously filed as Exhibit 10.18 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

10.10#
Form of Amended and Restated Deferred Salary Agreement (previously filed as Exhibit 10.19 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

10.11#
Arkansas Best Corporation Voluntary Savings Plan (previously filed as Exhibit 10.10 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 23, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.12#
Amendment One to the Arkansas Best Corporation Voluntary Savings Plan (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 23, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.13#
The Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 23, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.14#
First Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 23, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.15#
Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 23, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.16#
First Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 23, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.17#
The ABC Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on February 22, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.18#
The ABC 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on February 23, 2012, Commission File No. 000‑19969, and incorporated herein by reference).

10.19#
The ABC/DTC/ABF Long‑Term (3‑Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on February 22, 2011, Commission File No. 000‑19969, and incorporated herein by reference).

10.20#
The ABC/DTC/ABF Long‑Term (3‑Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on February 23, 2012, Commission File No. 000‑19969, and incorporated herein by reference).

10.21
Credit Agreement, dated as of June 15, 2012, among Arkansas Best Corporation and certain of its Subsidiaries from time to time party thereto as Borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the Lenders party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on June 19, 2012, Commission File No. 000‑19969, and incorporated herein by reference).

FORM 10-K – ITEM 15(a)(3)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

FORM 10-K – ITEM 15(a)(3)
EXHIBIT INDEX
ARKANSAS BEST CORPORATION
(Continued)

Exhibit No.
10.22
Amendment No. 1 to Credit Agreement, dated as of October 9, 2012, by and among Arkansas Best Corporation, the Lenders thereto, and U.S. Bank National Association, as Administrative Agent (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 28, 2013, Commission File No. 000‑19969, and incorporated herein by reference).

10.23
Receivables Loan Agreement, dated as of June 15, 2012, among ABF Freight Funding LLC, as Borrower, ABF Freight System, Inc., as initial Servicer, and PNC Bank, National Association, as the Lender, the LC Issuer, and as Agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K, filed with the Commission on June 20, 2012, Commission File No. 000‑19969, and incorporated herein by reference).

10.24*
Letter of Credit Agreement, dated December 8, 2009, between PNC Bank, National Association and Arkansas Best Corporation (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969).

10.25*+	Fourth Amendment to Loan Documents (Committed Letter of Credit Agreement), dated December 7, 2013, by and between Arkansas Best Corporation and PNC Bank, National Association.
10.26
Continuing Reimbursement Agreement for Letters of Credit, dated as of November 12, 2009, between U.S. Bank National Association and Arkansas Best Corporation (previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

10.27
Master Lease Agreement, dated as of December 30, 2009, between BB&T Equipment Finance Corporation and ABF Freight System, Inc. (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

10.28
Master Lease Guaranty, dated as of December 30, 2009, by Arkansas Best Corporation in favor of BB&T Equipment Finance Corporation (previously filed as Exhibit 10.26 to the Company’s Annual Report on Form 10‑K, filed with the Commission on February 24, 2010, Commission File No. 000‑19969, and incorporated herein by reference).

21*	List of Subsidiary Corporations.
23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32**	Certifications Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.
+
Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission under a confidential treatment request pursuant to Rule 24b‑2 of the Securities Exchange Act of 1934, as amended.