Form 10-Q
period 2014-03-31
ARCBEST CORP /DE/
filed 2014-05-09
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 000-19969

ARCBEST CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0673405 (I.R.S. Employer Identification No.)

3801 Old Greenwood Road

Fort Smith, Arkansas 72903

(479) 785-6000

 (Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Arkansas Best Corporation

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

Large accelerated filer ☐   Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Stock, $0.01 par value	25,994,747 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2014	2013
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$95,728	$105,354
Short-term investments	35,960	35,906
Restricted cash, cash equivalents, and short-term investments	1,903	1,902
Accounts receivable, less allowances (2014 — $4,516; 2013 — $4,533)	221,870	202,540
Other accounts receivable, less allowances (2014 — $1,441; 2013 — $1,422)	6,940	7,272
Prepaid expenses	22,178	19,016
Deferred income taxes	36,018	37,482
Prepaid and refundable income taxes	4,205	2,061
Other	8,144	6,952
TOTAL CURRENT ASSETS	432,946	418,485
PROPERTY, PLANT AND EQUIPMENT
Land and structures	248,310	245,805
Revenue equipment	588,935	589,902
Service, office, and other equipment	124,273	124,303
Software	112,896	110,998
Leasehold improvements	23,637	23,582
	1,098,051	1,094,590
Less allowances for depreciation and amortization	713,493	700,193
PROPERTY, PLANT AND EQUIPMENT, net	384,558	394,397
GOODWILL	76,448	76,448

INTANGIBLE ASSETS, net	74,344	75,387

OTHER ASSETS	53,349	52,609
TOTAL ASSETS	$1,021,645	$1,017,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$15,009	$13,609
Accounts payable	110,364	89,091
Income taxes payable	162	1,782
Accrued expenses	171,433	173,622
Current portion of long-term debt	30,725	31,513
TOTAL CURRENT LIABILITIES	327,693	309,617
LONG-TERM DEBT, less current portion	74,355	81,332
PENSION AND POSTRETIREMENT LIABILITIES	34,587	26,847
OTHER LIABILITIES	13,217	15,041
DEFERRED INCOME TAXES	57,596	64,028
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2014: 27,547,487 shares; 2013: 27,507,241 shares	275	275
Additional paid-in capital	298,635	296,133
Retained earnings	290,723	296,735
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(17,666)	(14,912)
TOTAL STOCKHOLDERS’ EQUITY	514,197	520,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,021,645	$1,017,326

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2014	2013
	(Unaudited)
	(in thousands, except share and per share data)

OPERATING REVENUES	$577,904	$520,687

OPERATING EXPENSES	586,606	544,037

OPERATING LOSS	(8,702)	(23,350)

OTHER INCOME (EXPENSE)
Interest and dividend income	190	171
Interest expense and other related financing costs	(808)	(1,207)
Other, net	365	1,083
	(253)	47
LOSS BEFORE INCOME TAXES	(8,955)	(23,303)

INCOME TAX BENEFIT	(3,762)	(9,908)

NET LOSS	$(5,193)	$(13,395)

LOSS PER COMMON SHARE
Basic	$(0.20)	$(0.52)
Diluted	$(0.20)	$(0.52)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,876,928	25,638,333
Diluted	25,876,928	25,638,333

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2014	2013
	(Unaudited)
	(in thousands)
NET LOSS	$(5,193)	$(13,395)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2014 — $3,372)	(5,296)	—
Pension settlement expense, net of tax of: (2014 — $1,436)	2,255	—
Amortization of unrecognized net periodic benefit costs, net of tax of: (2014 — $206; 2013 — $1,114):
Net actuarial loss	353	1,779
Prior service credit	(29)	(29)
Foreign currency translation:
Change in foreign currency translation, net of tax of: (2014 — $24; 2013 — $11)	(37)	(19)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(2,754)	1,731
TOTAL COMPREHENSIVE LOSS	$(7,947)	$(11,664)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balances at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461
Net loss				(5,193)				(5,193)
Other comprehensive loss, net of tax							(2,754)	(2,754)
Issuance of common stock under share-based compensation plans	40	—	1,034					1,034
Tax effect of share-based compensation plans and other			(100)					(100)
Share-based compensation expense			1,568					1,568
Dividends declared on common stock				(819)				(819)
Balances at March 31, 2014	27,547	$275	$298,635	$290,723	1,678	$(57,770)	$(17,666)	$514,197

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2014	2013
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net loss	$(5,193)	$(13,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,410	22,150
Amortization of intangibles	1,043	1,043
Pension settlement expense	3,691	—
Share-based compensation expense	1,568	1,303
Provision for losses on accounts receivable	84	969
Deferred income tax benefit	(3,493)	(8,756)
Gain on sale of property and equipment	(214)	(212)
Changes in operating assets and liabilities:
Receivables	(19,268)	(9,886)
Prepaid expenses	(3,163)	(2,042)
Other assets	(1,710)	(964)
Income taxes	(3,610)	(1,548)
Accounts payable, accrued expenses, and other liabilities	17,065	11,124
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,210	(214)

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(8,654)	(3,440)
Proceeds from sale of property and equipment	746	842
Purchases of short-term investments	—	(3,752)
Proceeds from sale of short-term investments	—	2,940
Capitalization of internally developed software and other	(1,879)	(2,090)
NET CASH USED IN INVESTING ACTIVITIES	(9,787)	(5,500)

FINANCING ACTIVITIES
Payments on long-term debt	(7,765)	(10,955)
Net change in bank overdraft and other	1,400	(1,909)
Net change in restricted cash, cash equivalents, and short-term investments	(1)	3,754
Payment of common stock dividends	(819)	(807)
Proceeds from the exercise of stock options	1,136	—
NET CASH USED IN FINANCING ACTIVITIES	(6,049)	(9,917)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,626)	(15,631)
Cash and cash equivalents at beginning of period	105,354	90,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,728	$75,071

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$102	$173

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest CorporationSM (the “Company”), the parent holding company, is a freight transportation services and integrated logistics solutions provider. The Company was formerly known as Arkansas Best Corporation. On May 1, 2014, the Company announced its name change to ArcBest Corporation and also adopted a new unified logo system as the Company strengthens its identity as a holistic provider of transportation and logistics solutions for a wide variety of customers. In conjunction with this change, the Company’s common stock began trading effective May 1, 2014 under a new Nasdaq stock trading symbol, ARCB.

The Company’s principal operations are conducted through its Freight Transportation (ABF Freight) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company. The Company’s other reportable operating segments are Premium Logistics (Panther), Emergency & Preventative Maintenance (FleetNet), Transportation Management (ABF Logistics), and Household Goods Moving Services (ABF Moving) (see Note J).

ABF Freight represented approximately 73% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2014. As of March 2014, approximately 76% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

On May 31, 2013, Albert Companies, Inc., a subsidiary of the Company whose operations are included in the ABF Moving segment (see Note J), acquired a privately-owned logistics company for net cash consideration of $4.1 million. As the acquired business is not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocation of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10-K and other current filings with the Commission. The consolidated financial statements as of March 31, 2014 were affected by pension settlement expense related to the Company’s nonunion defined pension plan (see Note F). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	March 31	December 31
	2014	2013
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$54,880	$63,547
Variable rate demand notes(1)(2)	29,747	29,706
Money market funds(3)	11,101	12,101
	$95,728	$105,354
Short-term investments
Certificates of deposit(1)	$35,960	$35,906
Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$1,903	$1,902

(1)         Recorded at cost plus accrued interest, which approximates fair value.

(2)        Amounts may be redeemed on a daily basis with the original issuer.

(3)         Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets measured at fair value within this Note).

(4)         Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s financial instruments in other long-term assets are presented in the table of financial assets measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year.  However, certain cash deposits and certificates of deposit may exceed federally insured limits. At March 31, 2014 and December 31, 2013, cash, cash equivalents, and certificates of deposit of $49.4 million were not FDIC insured.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The fair value of the Company’s Term Loan and note payable debt obligations (see Note E) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	March 31		December 31
	2014		2013
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term Loan(1)	$80,625	$80,625	$83,750	$83,750
Notes payable(2)	18,036	18,118	22,082	22,092
	$98,661	$98,743	$105,832	$105,842

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	March 31	December 31
	2014	2013
	(in thousands)
Money market funds(1)	$11,101	$12,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,654	3,063
	$13,755	$15,164

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

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill at March 31, 2014 and December 31, 2014 totaled $76.4 million of which $71.1 million was reported in the Panther segment and $5.3 million was reported in the ABF Moving segment.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

Intangible assets consisted of the following as of March 31, 2014:

	Weighted Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)		(in thousands)
Finite-lived intangible assets
Customer relationships	14	$43,500	$5,567	$37,933
Driver network	3	3,200	1,911	1,289
	13	46,700	7,478	39,222
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822
		35,122	N/A	35,122
Total intangible assets	N/A	$81,822	$7,478	$74,344

Intangible assets, except for the $2.8 million of other indefinite-lived assets, were acquired in conjunction with the June 2012 acquisition of Panther. Intangible amortization expense totaled $1.0 million (all of which pertained to the intangibles acquired in the Panther acquisition) for each of the three-month periods ended March 31, 2014 and 2013. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3 million and $4 million per year for the years ended December 31, 2014 through 2018.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax benefit rate for the three months ended March 31, 2014 was 42.0%. This tax benefit rate reflects a 1.6% benefit from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states. The effective tax benefit rate for the three months ended March 31, 2013 was 42.5%. The 2013 first quarter rate reflects the benefit of the retroactive reinstatement in January 2013 of the alternative fuel tax credit that had previously expired on December 31, 2011. The $0.9 million benefit of the 2012 credit and the $0.3 million benefit of the first quarter 2013 credit were recognized in the first quarter of 2013. The alternative fuel tax credit expired on December 31, 2013 and will not be available in 2014 unless extended by legislative act.

In addition to the state deferred tax reduction described above for the first quarter of 2014, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, and changes in valuation allowances for deferred tax assets.

As of March 31, 2014, the Company’s deferred tax liabilities which will reverse in future years exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2014 and concluded that, other than for certain deferred tax assets related to foreign tax credits, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

During the three months ended March 31, 2014, the Company received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks, and the Company paid federal, state, and foreign income taxes of $5.4 million.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE E – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement (further described in Financing Arrangements within this Note) and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	March 31	December 31
	2014	2013
	(in thousands)
Term Loan (interest rate of 1.7% at March 31, 2014)	$80,625	$83,750
Notes payable (weighted average interest rate of 2.9% at March 31, 2014)	18,036	22,082
Capital lease obligations (weighted average interest rate of 4.9% at March 31, 2014)	6,419	7,013
	105,080	112,845
Less current portion	30,725	31,513
Long-term debt, less current portion	$74,355	$81,332

Scheduled maturities of long-term debt obligations as of March 31, 2014 were as follows:

		Term	Notes	Capital Lease
	Total	Loan(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$32,414	$15,485	$14,132	$2,797
Due after one year through two years	25,559	18,078	4,262	3,219
Due after two years through three years	19,040	18,826	—	214
Due after three years through four years	32,341	32,120	—	221
Due after four years through five years	227	—	—	227
Due after five years	194	—	—	194
Total payments	109,775	84,509	18,394	6,872
Less amounts representing interest	4,695	3,884	358	453
Long-term debt	$105,080	$80,625	$18,036	$6,419

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

Assets securitizing notes payable or held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2014	2013(1)
	(in thousands)
Revenue equipment	$58,525	$58,613
Land and structures (terminals)	1,793	1,794
Service, office, and other equipment	1,759	1,758
Total assets securitizing notes payable or held under capital leases	62,077	62,165
Less accumulated depreciation and amortization(2)	29,445	26,847
Net assets securitizing notes payable or held under capital leases	$32,632	$35,318

(1)         The individual line items in this table for 2013 are the same as those previously presented in Note H to the consolidated financial statements in Part II, Item 8 of the Company’s 2013 Annual Report on Form 10-K; however, the total amounts for the 2013 period have been revised to reflect proper calculation. (The corresponding December 31, 2012 amount of assets securitizing notes payable or held under capital leases totaled $96.6 million and $61.4 million net of accumulated amortization.)

(2)         Amortization of assets under capital leases and depreciation of assets securitizing notes payable are included in depreciation expense.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther. The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. However, borrowings under the revolving commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Note. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of March 31, 2014, the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2014, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of March 31, 2014, standby letters of credit of $20.3 million have been issued under the facility, which resulted in available borrowing capacity of $54.7 million.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements generally require cash or short-term investments to be pledged as collateral for outstanding letters of credit. The Company had letters of credit outstanding of $22.8 million (including $20.3 million which were issued under the accounts receivable securitization program previously described within this Note), as of March 31, 2014 and December 31, 2013, of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $58.1 million available as of March 31, 2014 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed within this Note. As of March 31, 2014 and December 31, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $12.5 million and $12.7 million, respectively, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization program. Under separate uncollateralized bond programs, surety bonds outstanding related to the

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

Company’s self-insurance program totaled $44.1 million and $43.8 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)
Service cost	$—	$2,367	$—	$—	$70	$83
Interest cost	1,720	1,923	49	37	197	188
Expected return on plan assets	(2,831)	(3,154)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(48)
Pension settlement expense	3,691	—	—	—	—	—
Amortization of net actuarial loss	498	2,713	56	65	23	134
Net periodic benefit cost	$3,078	$3,849	$105	$102	$243	$357

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

The June 2013 amendment to the nonunion defined benefit pension plan resulted in a plan curtailment which was recorded as of June 30, 2013. The freeze of the accrual of benefits effective as of July 1, 2013, and the reduction of the projected benefit obligation (“PBO”) upon plan curtailment eliminated the service cost of the plan and reduced the interest cost of the plan for periods subsequent to the curtailment.

In consideration of the freeze of the accrual of benefits under the nonunion defined benefit pension plan effective July 1, 2013, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries currently receiving monthly benefit payments. Upon payment of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were irrevocably transferred to the insurance company.

Because the total of lump-sum distributions plus the nonparticipating annuity contract purchase amount will exceed the annual interest costs of the plan in 2014, the Company recognized total settlement expense related to the $25.4 million nonparticipating annuity contract purchase and $14.1 million of lump-sum distributions paid in first quarter 2014 as a component of net periodic benefit cost of $3.7 (pre-tax), or $2.3 million (after-tax), during the three months ended March 31, 2014 with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2014.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The following table discloses the changes in the PBO and plan assets of the nonunion defined benefit pension plan for the three months ended March 31, 2014:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at December 31, 2013	$211,660
Interest cost	1,720
Actuarial loss (1)	8,329
Benefits paid(2)	(39,878)
Projected benefit obligation at March 31, 2014	181,831
Change in plan assets
Fair value of plan assets at December 31, 2013	207,613
Actual return on plan assets	2,492
Benefits paid(2)	(39,878)
Fair value of plan assets at March 31, 2014	170,227
Funded status at March 31, 2014(3)	$(11,604)
Accumulated benefit obligation	$181,831

(1)         Net actuarial loss from remeasurement upon settlements was primarily impacted by changes in the discount rate since the previous remeasurement date. The discount rate used to remeasure the PBO upon settlement was 3.5% compared to a rate of 3.8% as of the December 31, 2013 measurement date.

(2)         Includes purchase of nonparticipating annuity contract, lump-sum distributions, and periodic payments made by the plan during the three months ended March 31, 2014.

(3)         Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at March 31, 2014.

The Company made no contributions to its nonunion defined benefit pension plan during the three months ended March 31, 2014 and, based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2014. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 108.0% as of the January 1, 2014 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

Multiemployer Plans

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the ABF NMFA, its collective bargaining agreement with the IBT, and other related supplemental agreements. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid.

ABF Freight contributes to 25 multiemployer pension plans, which vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”). Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. In addition, notwithstanding any collective bargaining agreement, employer contribution obligations to multiemployer pension plans can be increased if the plan enters reorganization status or becomes insolvent. In those events, the contribution increase generally cannot exceed 7% per year. ABF Freight has not received notification of any plan reorganization or plan insolvency. Were ABF Freight to completely

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

withdraw from certain multiemployer pension plans, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which generally would be effected through collective bargaining.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Plan, was 47.6% as of January 1, 2013.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2013 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	March 31	December 31
	2014	2013
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(21,491)	$(17,044)
Foreign currency translation	(924)	(863)
Total	$(22,415)	$(17,907)
After-tax amounts:
Unrecognized net periodic benefit costs	$(17,103)	$(14,386)
Foreign currency translation	(563)	(526)
Total	$(17,666)	$(14,912)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2014:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Costs	Translation
	(in thousands)
Balances at December 31, 2013	$(14,912)	$(14,386)	$(526)
Other comprehensive loss before reclassifications	(5,333)	(5,296)	(37)
Amounts reclassified from accumulated other comprehensive loss	2,579	2,579	—
Net current-period other comprehensive loss	(2,754)	(2,717)	(37)
Balances at March 31, 2014	$(17,666)	$(17,103)	$(563)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2014:

Unrecognized
Net Periodic
Benefit Costs (1) (2)
(in thousands)
Amortization of actuarial loss	$(577)
Amortization of prior service credit	47
Pension settlement expense	(3,691)
Total, pre-tax	(4,221)
Tax benefit	1,642
Total, net of tax	$(2,579)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note F).

Dividends on Common Stock

On April 23, 2014, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 7, 2014.

The following table is a summary of dividends declared during the applicable quarter:

	2014		2013
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.03	$819	$0.03	$807
Second quarter (2014 amount estimated)	$0.03	$817	$0.03	$806

NOTE H – SHARE-BASED COMPENSATION

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding — January 1, 2014	1,443,460
Granted	750
Vested	(6,821)
Forfeited	(18,898)
Outstanding — March 31, 2014	1,418,491

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

Stock Options

A summary of the Company’s stock option program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	Under Option(1)	Exercise Price	Term (in years)	(in thousands)

Outstanding — January 1, 2014	35,730	$29.10
Granted	—	—
Exercised	(35,530)	29.10
Forfeited	(200)	29.10
Outstanding — March 31, 2014	—	$—	—	$—

(1)         All options outstanding at December 31, 2013 were exercised or forfeited as of January 31, 2014.

As of March 31, 2014, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31
	2013	2014
	(in thousands, except share and per share data)
Basic
Numerator:
Net loss	$(5,193)	$(13,395)
Effect of unvested restricted stock unit awards	(39)	(38)
Adjusted net loss	$(5,232)	$(13,433)
Denominator:
Weighted-average shares	25,876,928	25,638,333
Loss per common share	$(0.20)	$(0.52)

Diluted
Numerator:
Net loss	$(5,193)	$(13,395)
Effect of unvested restricted stock unit awards	(39)	(38)
Adjusted net loss	$(5,232)	$(13,433)
Denominator:
Weighted-average shares	25,876,928	25,638,333
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,876,928	25,638,333
Loss per common share	$(0.20)	$(0.52)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the three months ended March 31, 2014 and 2013, outstanding stock awards of 0.8 million and 0.7 million were not

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

included in the diluted loss per share calculations because their inclusion would have the effect of decreasing the loss per share.

NOTE J — OPERATING SEGMENT DATA

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

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. Effective July 1, 2013, the Company formed a new operating segment, Domestic & Global Transportation Management, which has now been renamed Transportation Management (ABF Logistics), combining the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The Company’s transportation brokerage operations were previously reported as the Truck Brokerage and Management segment and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within “Other and eliminations” for the three months ended March 31, 2013. There was no impact on consolidated amounts as a result of these reclassifications.

The Company’s reportable operating segments are impacted by seasonal fluctuations, as described below, and as a result, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

The Company’s reportable operating segments are as follows:

•                  Freight Transportation (ABF Freight), the Company’s principal operating segment, includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries of the Company. The operations of ABF Freight include, national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. Freight transportation related to consumer household goods self-move services provided by ABF Freight are also reported in the ABF Freight segment.

ABF Freight is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels. ABF Freight’s first quarter 2014 operating results were adversely impacted by severe winter weather in comparison to the same prior-year period.

•                  The Premium Logistics (Panther) segment, which was formerly named Premium Logistics and Expedited Freight Services, provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the ABF Freight and ABF Logistics segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

Operations of the Panther segment are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedited shipments may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases, depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, but hurricanes and other weather events can result in higher demand for expedited services.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

•                  Emergency & Preventative Maintenance (FleetNet) includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers. The segment provides services to the ABF Freight segment. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

Emergency roadside services are favorably impacted by severe weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume.

•                  Transportation Management (ABF Logistics), which was formerly named Domestic & Global Transportation Management, includes the results of operations of the Company’s businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services.

The industries and markets served by ABF Logistics are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results of the segment. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels. However, seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment.

•                  Household Goods Moving Services (ABF Moving) includes the results of operations of the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight segment at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

Operations of ABF Moving are impacted by seasonal fluctuations, resulting in higher business levels in the second and third calendar quarters of the year as the demand for moving services is typically higher in the summer months.

The Company’s other business activities and operating segments that are not reportable include ArcBest Corporation, the parent holding company, and other subsidiaries. Certain costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

The following table reflects reportable operating segment information for the three months ended March 31:

	Three Months Ended
	March 31
	2014	2013
	(in thousands)
OPERATING REVENUES
Freight Transportation (ABF Freight)	$428,871	$407,281
Premium Logistics (Panther)	72,226	53,252
Emergency & Preventative Maintenance (FleetNet)	41,699	32,522
Transportation Management (ABF Logistics)	29,717	21,618
Household Goods Moving Services (ABF Moving)	14,750	13,576
Other and eliminations	(9,359)	(7,562)
Total consolidated operating revenues	$577,904	$520,687
OPERATING EXPENSES AND COSTS
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$261,154	$267,178
Fuel, supplies, and expenses	90,791	83,332
Operating taxes and licenses	11,493	10,990
Insurance	5,395	4,484
Communications and utilities	4,242	3,933
Depreciation and amortization	16,338	19,574
Rents and purchased transportation	47,420	38,469
Gain on sale of property and equipment	(203)	(212)
Pension settlement expense	2,890	—
Other	1,535	2,082
Total Freight Transportation (ABF Freight)	441,055	429,830
Premium Logistics (Panther)
Purchased transportation	54,573	41,036
Depreciation and amortization(1)	2,737	2,550
Salaries, benefits, insurance, and other	11,552	10,530
Total Premium Logistics (Panther)	68,862	54,116
Emergency & Preventative Maintenance (FleetNet)	40,298	31,811
Transportation Management (ABF Logistics)	29,182	21,100
Household Goods Moving Services (ABF Moving)	15,591	13,807
Other and eliminations	(8,382)	(6,627)
Total consolidated operating expenses and costs	$586,606	$544,037
OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$(12,184)	$(22,549)
Premium Logistics (Panther)	3,364	(864)
Emergency & Preventative Maintenance (FleetNet)	1,401	711
Transportation Management (ABF Logistics)	535	518
Household Goods Moving Services (ABF Moving)	(841)	(231)
Other and eliminations	(977)	(935)
Total consolidated operating loss	$(8,702)	$(23,350)
OTHER INCOME (EXPENSE)
Interest and dividend income	$190	$171
Interest expense and other related financing costs	(808)	(1,207)
Other, net(2)	365	1,083
Total other income (expense)	$(253)	$47
LOSS BEFORE INCOME TAXES	$(8,955)	$(23,303)

(1)         Depreciation and amortization consists primarily of amortization of intangibles, including customer relationships and software.

(2)         Includes changes in cash surrender value and proceeds of life insurance policies.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

NOTE K — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows; however, the Company is currently involved in certain environmental compliance matters, as further described below, for which the outcome and related financial impact cannot be determined at this time.

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

Certain ABF Freight branch facilities operate under storm water permits under the federal Clean Water Act (“CWA”). The storm water permits require periodic monitoring and reporting of storm water samples and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. Primary regulation of storm water environmental issues at the terminal has been delegated by the EPA to the Washington State Department of Ecology. The Company has begun an investigation of the allegations in the Notice of Intent to Sue letter. If the branch was in violation of the CWA, the Washington Department of Ecology could assess civil penalties against ABF Freight and seek injunctive relief to prevent future violations at the site. If the Department of Ecology declines to take action during the sixty days following the receipt of the Notice of Intent to Sue letter, the CWA allows the citizen’s group to file suit against the Company and to seek to collect fines and obtain injunctive relief for the alleged violations. As of the date of this report, the Company has not been advised of the commencement of an enforcement action by the Washington Department of Ecology. Due to the nature of the materials in the runoff samples, it is unlikely that this matter will involve any remediation of contaminates. The cost of any fines or the cost of remediation that may be required cannot currently be reasonably estimated due to the early stages of the process. Therefore, no liability has been established at March 31, 2014, in connection with this matter.

At March 31, 2014 and December 31, 2013, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationSM (the “Company”) is a freight transportation services and integrated logistics solutions provider with five reportable operating segments. The Company was formerly known as Arkansas Best Corporation. On May 1, 2014, the Company announced its name change to ArcBest Corporation and also adopted a new unified logo system as the Company strengthens its identity as a holistic provider of transportation and logistics solutions for a wide variety of customers. In conjunction with this change, the Company’s common stock began trading effective May 1, 2014 under a new Nasdaq stock trading symbol, ARCB.

The Company’s principal operations are conducted through its Freight Transportation (ABF Freight) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries of the Company. The Company’s other reportable operating segments are the following non-asset-based businesses: Premium Logistics (Panther); Emergency & Preventative Maintenance (FleetNet); Transportation Management (ABF Logistics); and Household Goods Moving Services (ABF Moving). Together, ABF Freight and the Company’s non-asset-based segments provide a comprehensive suite of transportation and logistics services. (See additional segment description in Note J to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation. The Transportation Management (ABF Logistics) segment was formed effective July 1, 2013 to combine the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The Company’s transportation brokerage operations were previously reported as the Truck Brokerage and Management segment, and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within “Other and eliminations” for the three months ended March 31, 2013. There was no impact on consolidated amounts as a result of these reclassifications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting results of operations, liquidity and capital resources, and critical accounting policies of the Company. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company’s 2013 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie the Company’s financial results, as well as a detailed discussion of the most significant risks and uncertainties to which its financial and operating results are subject.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2013	2014
	(in thousands)
OPERATING REVENUES
Freight Transportation (ABF Freight)	$428,871	$407,281
Premium Logistics (Panther)	72,226	53,252
Emergency & Preventative Maintenance (FleetNet)	41,699	32,522
Transportation Management (ABF Logistics)(1)	29,717	21,618
Household Goods Moving Services (ABF Moving)	14,750	13,576
Other and eliminations	(9,359)	(7,562)
Total consolidated operating revenues	$577,904	$520,687
OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$(12,184)	$(22,549)
Premium Logistics (Panther)	3,364	(864)
Emergency & Preventative Maintenance (FleetNet)	1,401	711
Transportation Management (ABF Logistics)(1)	535	518
Household Goods Moving Services (ABF Moving)	(841)	(231)
Other and eliminations	(977)	(935)
Total consolidated operating loss	$(8,702)	$(23,350)
NET LOSS	$(5,193)	$(13,395)
DILUTED LOSS PER SHARE	$(0.20)	$(0.52)

(1)         As previously discussed in the General section of MD&A, certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation which includes the Transportation Management (ABF Logistics) segment formed in third quarter 2013.

Consolidated revenues increased 11.0% in the three-month period ended March 31, 2014 compared to the same prior-year period, with all segments reporting revenue improvement. The first quarter 2014 consolidated revenue growth was driven by the non-asset-based businesses which, on a combined basis, grew 30.9% above the same prior-year quarter, benefiting from strong business volumes and improved margins. Total non-asset-based segments generated approximately 27% of first quarter 2014 total revenues before other revenues and intercompany eliminations. ABF Freight (asset-based business) revenues increased 5.3% in first quarter 2014 compared to the three-month period ended March 31, 2013, primarily due to higher tonnage levels, despite the negative impact of severe winter weather.

Consolidated operating results for the three-month period ended March 31, 2014 were significantly improved versus the comparable prior year period, influenced by the impact of higher revenues combined with cost reductions associated with ABF Freight’s collective bargaining agreement that was implemented on November 3, 2013. The consolidated operating loss, net loss, and per share amounts for first quarter 2014 and 2013 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations. Although quarterly results were improved, severe winter weather, which disrupted operations, decreased shipment volumes, and increased operating expenses, negatively impacted ABF Freight operating results by an estimate of approximately $10.5 million during first quarter 2014. Consolidated operating results were also negatively impacted by a pension settlement charge of $3.7 million (pre-tax), or $2.3 million (after-tax) and $0.09 cents per share. (See discussion of the nonunion pension plan and pension settlement expense in Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) The Company expects to recognize pension settlement expense estimated to range between $1.0 million and $2.0 million in each of the second, third, and fourth quarters of 2014; however, the amount of quarterly settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

	Three Months Ended
	March 31
	2014	2013
	(in thousands)
CONSOLIDATED EBITDA
Net loss	$(5,193)	$(13,395)
Interest expense and other related financing costs	808	1,207
Income tax benefit	(3,762)	(9,908)
Depreciation and amortization	20,453	23,193
Amortization of share-based compensation	1,568	1,303
Amortization of net actuarial losses of benefit plans	4,268	2,912
EBITDA	$18,142	$5,312

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

Freight Transportation (ABF Freight) Segment Overview

ABF Freight’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of the Company’s 2013 Annual Report on Form 10-K.

The key indicators necessary to understand ABF Freight’s operating results include:

•                  the overall customer demand for ABF Freight’s freight transportation services;

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

ABF Freight represented approximately 73% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2014. As of March 2014, approximately 76% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were fully realized immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF Freight network to reflect changes in customer demand and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight. In January 2014, the IBT approved a change of operations that should result in improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s less-than-truckload (“LTL”) freight network. The change of operations is part of an ongoing, dynamic network analysis that was initiated in 2013 along with other efforts to improve ABF Freight’s profitability. During first quarter 2014, ABF Freight consolidated 22 smaller terminals into nearby facilities. Combined with the consolidation of eight smaller terminals which was carried out in the second half of 2013 without disruption to customers, the number of total ABF Freight service facilities has been reduced to 247. ABF Freight expects to continue to directly serve customers in all the markets it currently serves. The costs associated with implementing the ABF Freight network adjustments have not been material. While there can be no assurances, annual expense savings associated with these network changes, which will fluctuate based on business levels and the profile and geographic mix of freight, are currently estimated to be in a range of $10 million to $12 million.

ABF Freight’s operating performance is generally evaluated by comparison to the same prior-year periods due to seasonal fluctuations which affect tonnage and shipment levels. The key performance factors and operating results of ABF Freight are discussed in the following paragraphs.

Tonnage

The level of tonnage managed by ABF Freight is directly affected by levels of industrial production and manufacturing, residential and commercial construction, consumer spending, and capacity in the trucking industry, primarily in the North American economy. ABF Freight’s performance is affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. ABF Freight actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions.

ABF Freight’s tonnage levels for the three-month period ended March 31, 2014 increased 4.6% on a per-day basis compared to the same prior-year period. While quarterly tonnage levels have fluctuated significantly in recent years, ABF Freight has experienced quarterly increases in year-over-year tonnage per day since fourth quarter 2012. ABF Freight’s first quarter 2014 tonnage increase was primarily influenced by improved economic conditions, which occurred despite the negative impact of historically severe winter weather that disrupted operations, decreased shipments, and increased costs. Winter weather often impacts ABF Freight’s first quarter results, but the effect of multiple severe storms during January and February 2014 was more significant. The impact of general economic conditions and ABF Freight’s pricing approach, as further discussed in the following Pricing section, may continue to impact ABF Freight’s tonnage levels. As such, there can be no assurances that ABF Freight will achieve improvements in its current operating results.

For the month of April 2014, average daily total tonnage for ABF Freight was approximately 6% above April 2013. ABF Freight’s revenues for the month of April 2014 were approximately 10% to 11% above April 2013 on a per-day basis, attributable to the tonnage growth and an increase in billed revenue per hundredweight, including fuel surcharges, which was positively impacted by business mix, contract pricing, and timing of the general rate increase that became effective March 24, 2014.

Pricing

Another key to ABF Freight’s operating performance is the industry pricing environment which influences ABF Freight’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF Freight’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

times throughout the year. The majority of the tonnage related to the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF Freight to the customer, and current market conditions.

Since pricing is established individually by account, ABF Freight focuses on individual account profitability rather than billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes. Obtaining overall base rate increases involves a lengthy process to address the pricing and resulting profitability of individual customer accounts. In addition, industry pricing is negatively impacted during recessionary periods of lower available tonnage when pricing may become a primary driver of competition as carriers attempt to either gain market share or minimize tonnage losses through price discounting. Prolonged periods with insufficient base LTL rate improvements result in higher operating ratios as elements of unit cost, including contractual wage and benefit rates, continue to increase.

Total billed revenue per hundredweight, including fuel surcharge, increased 0.7% during the three-month period ended March 31, 2014 compared to the same prior-year period. Customer account mix negatively impacted the billed revenue per hundredweight measure as increased business from new and existing customers in the first quarter of 2014 generated lower revenue per hundredweight than the business that declined. As a result, the first quarter 2014 revenue per hundredweight measure was not significantly improved from first quarter 2013 when ABF Freight took a more cautious approach to its overall account evaluation, emphasizing retention of customer accounts during the seasonally slower months. For the month of April 2014, total billed revenue per hundredweight, including fuel surcharges, rose approximately 5% above April 2013. This recent price improvement reflects positive changes in business mix, price increases on contract business that was renewed during the period, and differences in the timing of the general rate increase, which for the 2014 period became effective on March 24. The revenue per hundredweight measure is discussed further in the ABF Freight Segment Results section of Results of Operations. There can be no assurances that the current price improvement trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. The Company has not experienced a lack of available fuel, but could be adversely impacted if a fuel shortage develops. ABF Freight charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF Freight cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF Freight’s overall rate structure or the total price that ABF Freight will receive from its customers. While the fuel surcharge is one of several components in ABF Freight’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first three months of 2014, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and health care benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s labor agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF Freight’s operating expenses as salaries, wages, and benefits, amounted to 60.9% of ABF Freight’s revenue for the three months ended March 31, 2014, compared to 65.6% for the same period of 2013 and are discussed further in the ABF Freight Segment Results section of Results of Operations.

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

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating loss as a percentage of revenue for ABF Freight:

	Three Months Ended
	March 31
	2014	2013
ABF FREIGHT OPERATING EXPENSES AND COSTS
Salaries, wages, and benefits	60.9%	65.6%
Fuel, supplies, and expenses	21.2	20.5
Operating taxes and licenses	2.7	2.7
Insurance	1.2	1.1
Communications and utilities	1.0	1.0
Depreciation and amortization	3.8	4.8
Rents and purchased transportation	11.0	9.4
Gain on sale of property and equipment	—	(0.1)
Pension settlement expense	0.7	—
Other	0.3	0.5
	102.8%	105.5%
ABF Freight Operating Loss	(2.8)%	(5.5)%

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended
	March 31
	2014	2013	% Change

Workdays	63	62.5

Billed revenue(1) per hundredweight, including fuel surcharges	$27.05	$26.85	0.7%

Pounds	1,599,622,978	1,517,777,991	5.4%

Pounds per day	25,390,841	24,284,448	4.6%

Shipments per DSY(2) hour	0.452	0.469	(3.6)%

Pounds per DSY(2) hour	637.30	649.27	(1.8)%

Pounds per shipment	1,411	1,385	1.9%

Pounds per mile(3)	20.84	20.12	3.6%

(1)         Revenue for undelivered freight is deferred for financial statement purposes in accordance with ABF Freight’s revenue recognition policy. Billed revenue used for calculating revenue per hundredweight measurements has not been adjusted for the portion of revenue deferred for financial statement purposes. Billed revenue has been adjusted to exclude intercompany revenue that is not related to freight transportation services.

(2)         Dock, street, and yard (“DSY”) measures are further discussed in ABF Freight’s Operating Expenses within this section of ABF Freight Results.  ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(3)         Total pounds per mile is used by ABF Freight to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used.

ABF Freight Revenues

ABF Freight’s revenues for the three months ended March 31, 2014 totaled $428.9 million compared to $407.3 million for the same period in 2013, a 5.3% increase despite historically severe winter weather in the first quarter. On a per-day basis, ABF Freight’s billed revenue was 5.3% higher in first quarter 2014 compared to the same prior-year period. The revenue comparison was impacted favorably by an increase in tonnage per day of 4.6% and a 0.7% increase in billed revenue per hundredweight, including fuel surcharges.

The first quarter 2014 tonnage increase was primarily attributable to the effect of an improved North American economy, as previously discussed in the ABF Freight Segment Overview section of Results of Operations. The tonnage growth in first quarter 2014 versus the prior year quarter also reflects a 3.4% increase in the number of shipments along with a 1.9% increase in average shipment weight. The first quarter 2014 tonnage improvement occurred despite the negative impact of historically severe winter weather that disrupted operations and decreased shipments. Winter weather often impacts ABF Freight’s first quarter results, but the effect of multiple severe storms during January and February 2014 was more significant.

Effective March 24, 2014 and May 28, 2013, ABF Freight implemented a nominal general rate increase on its LTL base rate tariffs of 5.4% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. For the three-month period ended March 31, 2014, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 4% compared to the same prior-year period.

The increase in total billed revenue per hundredweight for the three months ended March 31, 2014, compared to the same period of 2013, reflects general rate increases and improvements in contractual and deferred pricing agreements. However, changes in customer account mix negatively impacted the billed revenue per hundredweight measure, as business from new and existing customers generated lower revenue per hundredweight than the business that declined. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL business experienced a low-single digit percentage increase for the three-month period ended March 31, 2014, compared to the same period of 2013. The ABF Freight Overview section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ABF Freight Operating Loss

ABF Freight generated an operating loss of $12.2 million and $22.5 million during the three months ended March 31, 2014 and 2013, respectively. The first quarter 2014 operating ratio improved by 2.7 percentage points, primarily reflecting the cost reductions associated with the new collective bargaining agreement that was implemented on November 3, 2013 and the effect of revenue growth, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels, including fuel surcharges. Adverse weather effects and pension settlement expense resulted in a first quarter 2014 operating loss. Severe winter weather, which disrupted operations, decreased shipment volumes, and increased operating expenses, negatively impacted ABF Freight operating results by an estimate of approximately $10.5 million during first quarter 2014. ABF Freight’s operating results were also negatively impacted by a pension settlement charge of $2.9 million (pre-tax). (See discussion of the nonunion pension plan and pension settlement expense in Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) ABF Freight expects to recognize pension settlement expense estimated to range between $1.0 million and $2.0 million in each of the second, third, and fourth quarters of 2014. ABF Freight’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses and costs of the ABF Freight segment as salaries, wages, and benefits, amounted to 60.9% and 65.6% of ABF Freight’s revenue for the three-month periods ended March 31, 2014 and 2013, respectively. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels, including fuel surcharges. The improvement in labor costs, as a percentage of revenue, primarily reflects the savings related to the new collective bargaining agreement, the ABF NMFA, which is discussed previously in the ABF Freight Segment Overview section of Results of Operations. The decrease in labor costs as a percentage of revenue also reflects lower nonunion pension expense following the curtailment of the Company’s nonunion defined benefit pension plan related to the plan freeze effective July 1, 2013.Nonunion pension expense, excluding pension settlement expense, decreased by $3.5 million, or 0.8% as a percentage of revenue, for the three months ended March 31, 2014 versus the prior year period.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight attempts to maintain customer service. Although the labor costs as a percentage of revenue improved in the first quarter 2014, the productivity measures in the previous table, including a 3.6% decrease in shipments per DSY hour and a 1.8% decrease in pounds per DSY hour compared to the same prior-year period, reflect the negative impact of severe winter weather on labor efficiency in ABF Freight’s local operations combined with hiring less experienced freight handling personnel to manage the tonnage increase. Pounds per mile increased 3.6%, reflecting a 1.9% increase in average shipment weight, improved linehaul management, and increased rail and purchased transportation utilization.

Fuel, supplies, and expenses as a percentage of revenue increased 0.7% in first quarter 2014 compared to first quarter 2013, primarily due to increased maintenance and repairs, which reflects costs of maintaining older revenue equipment in the ABF Freight fleet (as further described in the following paragraph). In addition, operating costs associated with the severe winter weather and higher propane prices contributed to the increase in fuel, supplies, and expenses as a percentage of revenue.

Depreciation and amortization as a percentage of revenue decreased 1.0% in first quarter 2014 compared to the prior-year quarter, primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements. The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT for the contract period subsequent to March 31, 2013 which was not implemented until November 3, 2013. Accordingly, ABF Freight’s purchases of revenue equipment were at significantly lower levels during 2013. As existing revenue equipment is held for longer periods, ABF Freight has incurred, and may continue to incur, increased expenditures for maintenance costs.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ABF Freight’s 2014 capital expenditure plan projects increases in its purchases of revenue equipment replacements (see further discussion in the Liquidity and Capital Resources section of MD&A).

Rents and purchased transportation as a percentage of revenue increased 1.6% for the three months ended March 31, 2014, compared to the same period of 2013. The increase was attributable to higher rail utilization and an increase in amounts paid to other service providers and agents in order to meet customer requirements, including fuel surcharges associated with these services. Rail miles increased to 14.8% of total linehaul miles for the three months ended March 31, 2014 compared to 14.2% for the same period in 2013.

Non-Asset-Based Reportable Operating Segments

The operations of the Company’s non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2013 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics services combined with economic factors which influence the number of shipments or events used to measure changes in business levels.

The combined revenues of the Company’s non-asset-based operating segments totaled $158.4 million and $121.0 million, accounting for approximately 27% and 23% of total revenues before other revenues and intercompany eliminations for the three-month periods ended March 31, 2014, and 2013, respectively.

By building the non-asset-based operating segments as a strong foundation of complementary business solutions to the ABF Freight segment, the Company is better positioned to serve the changing marketplace in the traditional transportation markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non-asset-based operating segments in Note J to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Premium Logistics (Panther)

Panther’s revenues totaled $72.2 million and $53.3 million for the three months ended March 31, 2014 and 2013, respectively. The 35.6% increase in revenues primarily reflects improvement in the macroeconomic environment which contributed to higher demand for expedited freight services. The addition of new customers, due in part to investments made in sales and service locations, and the impact of severe winter weather, which has the effect of disrupting customers’ supply chains and increasing demand for premium services, also contributed to higher revenues in first quarter 2014. Panther generated operating income of $3.4 million for the three months ended March 31, 2014 compared to an operating loss of $0.9 million in the same prior-year period. The first quarter 2014 operating results were influenced by increased revenues, improved margins, and management of operating costs. Panther’s EBITDA (as shown in the table below within this section of Results of Operations), which is meaningful due to the significant amount of intangibles and software amortization impacting the segment’s operating results, totaled $6.1 million for first quarter 2014 compared to $1.7 million in the same prior-year quarter.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $41.7 million and $32.5 million for the three months ended March 31, 2014 and 2013, respectively. The 28.2% revenue growth was driven primarily by an increase in customer emergency and maintenance service events, reflecting growth with new and existing customers and the effect of severe winter weather experienced during first quarter 2014. FleetNet’s operating income increased to $1.4 million for the three months ended March 31, 2014 from $0.7 million for the same prior-year period. The operating profit improvement reflects the segment’s revenue growth, improved pricing, and management of operating costs.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $29.7 million and $21.6 million for the three months ended March 31, 2014 and 2013, respectively. The 37.5% increase in revenues during the three months ended March 31, 2014, compared to the same period in 2013, was due to higher truckload brokerage shipments, reflecting an expanded customer base. Despite year-over-year revenue growth of the ABF Logistics segment, operating income totaled $0.5 million for both the three-month periods ended March 31, 2014 and 2013 due to incremental operating costs of investments in personnel and information technology to support future growth and changes in intercompany cost allocations in the 2014 period.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $14.8 million and $13.6 million for the three months ended March 31, 2014 and 2013, respectively. ABF Moving reported an operating loss of $0.8 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The operating loss comparison relative to revenue growth reflects lower margins, primarily reflecting changes in business mix associated with fewer consumer moves due to severe winter weather and the national housing market. The first quarter 2014 operating loss was also impacted by incremental costs associated with investments in personnel for future growth.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the non-asset-based segments generated $7.9 million of EBITDA for the first quarter of 2014 compared to $3.2 million in the first quarter of 2013.

	Three Months Ended March 31
	2014			2013
	Operating	Depreciation		Operating	Depreciation
	Income	and		Income	and
	(Loss)(1)	Amortization	EBITDA	(Loss) (1)	Amortization	EBITDA
	(in thousands)

Premium Logistics (Panther)	$3,364	$2,737	$6,101	$(864)	$2,550	$1,686
Emergency & Preventative Maintenance (FleetNet)	1,401	174	1,575	711	132	843
Transportation Management (ABF Logistics) (2)	535	216	751	518	118	636
Household Goods Moving Services (ABF Moving)	(841)	349	(492)	(231)	241	10
Total non-asset-based segments	$4,459	$3,476	$7,935	$134	$3,041	$3,175

(1)         The calculation of EBITDA as presented in this table begins with Operating Income (Loss) as Other Income (Expense) and Income Taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)         As previously discussed in the General section of MD&A, certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation which includes the Transportation Management (ABF Logistics) segment formed in third quarter 2013.

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Panther segment due to the significant amount of intangible and software amortization impacting the segment’s operating results. However, these financial measures should not be construed as better measurements than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as defined by GAAP.

Seasonality

The Company’s operations are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the ABF Freight and ABF Logistics segments. Earnings are adversely affected by the impact of inclement weather conditions on the freight shipments and operating costs of these segments. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels.

Expedited shipments of the Panther segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains and the related increase in demand for premium services. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers of the Panther segment, but severe weather events can result in higher demand for expedited services.

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by the variation in service event volume.

Business levels of the ABF Moving segment are generally higher in the second and third quarters as the demand for moving services is typically higher in the summer months.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Effects of Inflation

Generally, inflationary increases in labor and fuel costs, which are discussed in the ABF Freight Segment section of Results of Operations as they relate to ABF Freight’s operations, have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF Freight’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF Freight’s customers have limited the amount of fuel surcharge recovered. In periods with declining fuel surcharge levels, the timing and extent of base price increases on ABF Freight’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact the Company’s operating results.

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although ABF Freight’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during first quarter 2014, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to offset inflationary and contractual cost increases.

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

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on the Company’s business, primarily in the ABF Freight and Panther segments, there can be no assurance that the Company’s estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate. Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If the Company’s assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may be triggered and may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on the Company’s financial condition and operating results.

Legal and Environmental Matters

The Company is involved in various legal actions, the majority of which arise in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, cash flows, or results of operations; however, the Company is currently involved in certain environmental compliance matters, as further described below, for which the outcome and related financial impact cannot be determined at this time.

Certain ABF Freight branch facilities operate under storm water permits under the federal Clean Water Act (“CWA”). The storm water permits require periodic monitoring and reporting of storm water samples and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. The

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Company has begun an investigation of the allegations in the Notice of Intent to Sue letter. The cost of any fines or the cost of remediation that may be required cannot currently be reasonably estimated due to the early stages of the process. Therefore, no liability has been established at March 31, 2014 in connection with this matter. (See further disclosure in Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, employee records, and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to both our employees and our customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications or underlying data are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, the Company has implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite center; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. The Company has a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for basic operations within 48 hours of a catastrophe that renders the Company’s corporate headquarters unusable.

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

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

The Company’s primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under its credit agreement and accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	March 31	December 31
	2014	2013
	(in thousands)
Cash and cash equivalents(1)	$95,728	$105,354
Short-term investments, FDIC-insured certificates of deposit	35,960	35,906
Total unrestricted	131,688	141,260
Restricted cash(2)	1,903	1,902
Total(3)	$133,591	$143,162

(1)         Cash equivalents consist of money market funds and variable rate demand notes.

(2)         Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At March 31, 2014 and December 31, 2013, cash, cash equivalents, and certificates of deposit of $49.4 million were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments decreased $9.6 million from December 31, 2013 to March 31, 2014. During the three-month period ended March 31, 2014, cash provided by operations of $6.2 million and cash, cash equivalents, and short-term investments on hand were used to fund $7.9 million of capital expenditures net of proceeds from asset sales; repay $7.8 million of long-term debt related to the Term Loan (further described in the following Financing Arrangements section), capital leases, and notes payable; and pay dividends of $0.8 million on common stock. Cash provided by operating activities during the three months ended March 31, 2014 was $6.4 million above the same prior-year period, primarily due to improved operating performance partially offset by changes in working capital, reflecting accounts receivable associated with the increased business volumes.

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

During the three months ended March 31, 2013, cash used in operations of $0.2 million and cash, cash equivalents, and short-term investments on hand were used to repay $11.0 million of long-term debt related to the Term Loan, capital leases, and notes payable; fund $2.6 million of capital expenditures net of proceeds from asset sales; pay $1.9 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); and pay dividends of $0.8 million on common stock.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther. The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. However, borrowings under the revolving commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Financing Arrangements section of Liquidity and Capital Resources. There have been no borrowings under the

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The future payments due under the Term Loan are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments due under the Term Loan are recorded in long-term debt.

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of March 31, 2014, the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2014 the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of March 31, 2014, standby letters of credit of $20.3 million have been issued under the facility, which reduced the available borrowing capacity to $54.7 million.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous Accounts Receivable Securitization Program section. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. The LC Agreements generally require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of March 31, 2014, the Company had $22.8 million of letters of credit outstanding (including $20.3 million which were issued under the previously described accounts receivable securitization program), of which $1.9 million were collateralized by restricted cash under the LC Agreements. The Company had up to $58.1 million available as of March 31, 2014 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of partially secured or unsecured surety bonds in support of the self-insurance program previously discussed. As of March 31, 2014, surety bonds outstanding related to the collateralized self-insurance program totaled $12.5 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization program. Under separate uncollateralized bond programs, surety bonds outstanding related to the Company’s self-insurance program totaled $44.1 million as of March 31, 2014.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment (tractors and trailers primarily used in ABF Freight’s operations) through promissory note arrangements. The future payments due under the note payable arrangements are

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long-term debt.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The present values of net minimum lease payments under the capital leases are recorded in long-term debt.

The Company did not enter into note payable agreements or capital leases to finance equipment during the three months ended March 31, 2014. The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of March 31, 2014. The Company’s 2013 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	(in thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Term Loan, including interest(1)	$84,509	$15,485	$36,904	$32,120	$—
Notes payable, including interest(2)	18,394	14,132	4,262	—	—
Capital lease obligations, including interest(2)	6,872	2,797	3,433	448	194
Postretirement health expenditures(3)	8,681	602	1,384	1,668	5,027
Deferred salary distributions(4)	7,391	965	1,615	1,116	3,695
Supplemental pension distributions(5)	8,277	—	1,235	5,900	1,142
Voluntary savings plan distributions(6)	2,654	112	201	195	2,146
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	58,200	14,276	19,783	12,046	12,095
Purchase obligations(8)	85,319	70,573	9,519	5,227	—
Total contractual obligations	$280,297	$118,942	$78,336	$58,720	$24,299

(1)         Represents payments under the Term Loan discussed in Financing Arrangements section of Liquidity and Capital Resources. The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future payments due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of March 31, 2014 totaled $80.6 million.

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

(3)         Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $16.4 million as of March 31, 2014.

(4)         Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $5.0 million as of March 31, 2014.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

(5)         Represents projected distributions under the unfunded supplemental benefit plan (“SBP”). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.1 million as of March 31, 2014.

(6)         Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, or disability of current employees.

(7)         While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of March 31, 2014, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $56.7 million for facilities and $1.5 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8)         Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to revenue equipment used primarily in ABF Freight’s operations, other equipment, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2014. Purchase obligations for revenue equipment and other equipment are included in the Company’s 2014 capital expenditure plan.

The Company’s total capital expenditures, net of proceeds from asset sales, are estimated to be in a range of $90.0 million to $100.0 million in 2014, which includes ABF Freight revenue equipment replacements of approximately $60.0 million. The remainder of the 2014 expected capital expenditures includes estimated costs of real estate for terminal operations and other capital expenditures (including dock/yard equipment and technology). The Company’s 2014 capital expenditure plan includes amounts that may be financed under notes payable arrangements and other secured financing. The Company has the flexibility to adjust planned 2014 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $85.0 million to $90.0 million in 2014.

The Company made no contributions to its nonunion defined benefit pension plan during the three months ended March 31, 2014 and, based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2014 (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $133.6 million at March 31, 2014. General economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF Freight receives for its services, could affect the Company’s ability to maintain cash, cash equivalents, and short-term investments on hand and generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement or accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On April 23, 2014, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of May 7, 2014.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of March 31, 2014.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $19.3 million from December 31, 2013 to March 31, 2014, primarily due to increased business levels in March 2014 compared to December 2013.

Accounts Payable

Accounts payable increased $21.3 million from December 31, 2013 to March 31, 2014, primarily due to increased business levels in March 2014 compared to December 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations of $85.5 million and future minimum rental commitments, net of noncancelable subleases, of $58.2 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Income Taxes

The Company’s effective tax benefit rate was 42.0% and 42.5% for the three months ended March 31, 2014 and 2013, respectively. The effective tax benefit rate for the first quarter of 2014 was increased by 1.6% as a result of lower tax rates enacted by several states during the quarter. The effective rate during the first quarter of 2013 was impacted by the retroactive reinstatement of the alternative fuel tax credit which resulted in recognition of a $1.2 million benefit during the period for the 2012 credit and the first quarter 2013 credit. The alternative fuel tax credit expired on December 31, 2013 and will not be available in 2014 unless extended by legislative act.

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2014 tax rate to vary significantly from the statutory rate.

At March 31, 2014, the Company had net deferred tax liabilities after valuation allowances of $21.6 million. The Company evaluated the need for a valuation allowance for deferred tax assets at March 31, 2014 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of March 31, 2014, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.  The Company had taxable income in 2013. Furthermore, in the event that the Company incurred a loss, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

At March 31, 2014 and at December 31, 2013, valuation allowances for deferred tax assets totaled $1.0 million.  The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2014 and for 2013, the financial reporting loss exceeded the loss determined under income tax law.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company made $5.4 million of federal, state, and foreign tax payments during the three months ended March 31, 2014 and received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks.

Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The Company’s accounting policies that are “critical,” or the most important, to understand the Company’s financial condition and results of operations and that require management of the Company to make the most difficult judgments are described in the Company’s 2013 Annual Report on Form 10-K.

There have been no material changes in the Company’s critical accounting policies during the three months ended March 31, 2014. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements.

Management believes that there is no new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the recognition of revenue and accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that the these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: general economic conditions and related shifts in market demand that impact the performance and needs of industries served by the Company’s subsidiaries and/or limit access of the Company’s customers to adequate financial resources; unfavorable terms of or the inability to reach agreement on future collective bargaining agreements or a workforce stoppage by employees covered under ABF Freight’s collective bargaining agreement; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; competitive initiatives, pricing pressures, and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges; availability of fuel; default on covenants of financing arrangements and the availability and terms of future financing arrangements; availability and cost of reliable third-party services; disruptions or failures of services essential to the operation of our business or the use of information technology platforms in our business; timing and amount of capital expenditures, increased prices for and decreased availability of new revenue equipment, and decreases in value of used revenue equipment; future costs of operating expenses such as maintenance and fuel and related taxes; self-insurance claims and insurance premium costs; governmental regulations and policies, including environmental laws and regulations; potential impairment of goodwill and intangible assets; the impact of the Company’s brands and corporate reputation; the cost, timing, and performance of growth initiatives; the cost, integration, and performance of any future acquisitions; the costs of continuing investments in technology, a failure of our information systems, and the impact of cyber incidents; weather conditions; and other financial, operational, and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I. — continued

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2013, there have been no significant changes in the Company’s market risks as reported in the Company’s 2013 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 1. LEGAL PROCEEDINGS

For information related to the Company’s legal proceedings, see Note K, Legal Proceedings, Environmental Matters, and Other Events under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2013 Annual Report on Form 10-K. See the General section of Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2 of this Quarterly Report on Form 10-Q for an update to one of the Company’s risk factors. No other material changes to the Company’s risk factors have occurred since the Company filed its 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)               Recent sales of unregistered securities.

None.

(b)               Use of proceeds from registered securities.

None.

(c)                Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its common stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of March 31, 2014, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the three months ended March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

PART II. — continued

OTHER INFORMATION

ARCBEST CORPORATION

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

3.2

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 30, 2014, Commission File No. 000-19969, and incorporated herein by reference).

3.3

Certificate of Designations of $2.875 Series A Cumulative Convertible Exchangeable Preferred Stock of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 5, 2009, Commission File No. 000-19969, and incorporated herein by reference).

3.4

Certificate of Amendment to the Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 24, 2009, Commission File No. 000-19969, and incorporated herein by reference).

3.5

Third Amended and Restated Bylaws of the Company dated as of April 22, 2010 (previously filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 5, 2010, Commission File No. 000-19969, and incorporated herein by reference).

3.6

First Amendment to the Third Amended and Restated Bylaws of the Company dated as of October 25, 2013 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 31, 2013, Commission File No. 000-19969, and incorporated herein by reference).

3.7

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

10.1*#	Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan.

10.2*#	The ABC 16b Annual Incentive Compensation Plan and form of award.

10.3*#	The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II. — continued

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 6. EXHIBITS - continued

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

*                 Filed herewith.

**          Furnished herewith.

Note: Arkansas Best Corporation changed its name to ArcBest Corporation effective May 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 9, 2014	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: May 9, 2014	/s/ Michael E. Newcity
Michael E. Newcity
Senior Vice President — Chief Financial Officer,
Principal Financial Officer, and Chief Information Officer