Form 10-Q/A
period 2014-03-31
ARCBEST CORP /DE/
filed 2014-05-22
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 of ArcBest Corporation (the “Company”), filed with the Securities and Exchange Commission on May 9, 2014 (the “Form 10-Q”), is solely to correct the “2013” and “2014” headings, which were transposed by the filing processor in (i) the table that sets forth the computation of basic and diluted loss per share in Note I - Earnings per Share of the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Form 10-Q and (ii) the table that sets forth the consolidated results for the three months ended March 31, 2014 and 2013 under the Results of Operations section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2 of the Form 10-Q.

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q applies to the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31
	2014	2013
	(in thousands, except share and per share data)
Basic
Numerator:
Net loss	$(5,193)	$(13,395)
Effect of unvested restricted stock unit awards	(39)	(38)
Adjusted net loss	$(5,232)	$(13,433)
Denominator:
Weighted-average shares	25,876,928	25,638,333
Loss per common share	$(0.20)	$(0.52)

Diluted
Numerator:
Net loss	$(5,193)	$(13,395)
Effect of unvested restricted stock unit awards	(39)	(38)
Adjusted net loss	$(5,232)	$(13,433)
Denominator:
Weighted-average shares	25,876,928	25,638,333
Effect of dilutive securities	—	—
Adjusted weighted-average shares and assumed conversions	25,876,928	25,638,333
Loss per common share	$(0.20)	$(0.52)

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

10.1#

Second Amendment to the Arkansas Best Corporation 2005 Ownership Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.2#

The ABC 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.3#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

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

ARCBEST CORPORATION
(Registrant)

Date: May 22, 2014	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: May 22, 2014	/s/ Michael E. Newcity
Michael E. Newcity
Senior Vice President — Chief Financial Officer,
Principal Financial Officer, and Chief Information Officer