Form 10-Q
period 2014-06-30
ARCBEST CORP /DE/
filed 2014-08-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $0.01 par value	26,014,532 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2014	2013
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,150	$105,354
Short-term investments	36,015	35,906
Restricted cash, cash equivalents, and short-term investments	1,385	1,902
Accounts receivable, less allowances (2014 — $4,948; 2013 — $4,533)	236,201	202,540
Other accounts receivable, less allowances (2014 — $1,661; 2013 — $1,422)	7,569	7,272
Prepaid expenses	17,635	19,016
Deferred income taxes	38,271	37,482
Prepaid and refundable income taxes	2,862	2,061
Other	8,136	6,952
TOTAL CURRENT ASSETS	477,224	418,485
PROPERTY, PLANT AND EQUIPMENT
Land and structures	249,196	245,805
Revenue equipment	617,396	589,902
Service, office, and other equipment	125,818	124,303
Software	111,248	110,998
Leasehold improvements	23,837	23,582
	1,127,495	1,094,590
Less allowances for depreciation and amortization	724,965	700,193
PROPERTY, PLANT AND EQUIPMENT, net	402,530	394,397
GOODWILL	77,749	76,448
INTANGIBLE ASSETS, net	74,462	75,387
OTHER ASSETS	53,098	52,609
TOTAL ASSETS	$1,085,063	$1,017,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$17,218	$13,609
Accounts payable	121,195	89,091
Income taxes payable	6,947	1,782
Accrued expenses	179,141	173,622
Current portion of long-term debt	36,192	31,513
TOTAL CURRENT LIABILITIES	360,693	309,617
LONG-TERM DEBT, less current portion	82,967	81,332
PENSION AND POSTRETIREMENT LIABILITIES	33,983	26,847
OTHER LIABILITIES	14,657	15,041
DEFERRED INCOME TAXES	60,293	64,028
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2014: 27,692,464 shares; 2013: 27,507,241 shares	277	275
Additional paid-in capital	299,631	296,133
Retained earnings	307,115	296,735
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(16,783)	(14,912)
TOTAL STOCKHOLDERS’ EQUITY	532,470	520,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,085,063	$1,017,326

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Unaudited)
	(in thousands, except share and per share data)

REVENUES	$658,646	$576,899	$1,236,550	$1,097,586

OPERATING EXPENSES	631,694	568,482	1,218,300	1,112,520

OPERATING INCOME (LOSS)	26,952	8,417	18,250	(14,934)

OTHER INCOME (EXPENSE)
Interest and dividend income	194	161	384	332
Interest expense and other related financing costs	(725)	(1,079)	(1,533)	(2,286)
Other, net	950	366	1,315	1,450
	419	(552)	166	(504)

INCOME (LOSS) BEFORE INCOME TAXES	27,371	7,865	18,416	(15,438)

INCOME TAX PROVISION (BENEFIT)	10,163	2,987	6,401	(6,921)

NET INCOME (LOSS)	$17,208	$4,878	$12,015	$(8,517)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.63	$0.18	$0.44	$(0.33)
Diluted	$0.63	$0.18	$0.44	$(0.33)

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,005,105	25,694,327	25,941,370	25,666,484
Diluted	26,005,105	25,694,327	25,942,046	25,666,484

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.06	$0.06

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Unaudited)
	(in thousands, except share and per share data)

NET INCOME (LOSS)	$17,208	$4,878	$12,015	$(8,517)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Pension and other postretirement benefit plans:
Net gain from curtailment, net of tax of: (2013 — Three-month period $11,384, Six-month period $11,384)	—	17,878	—	17,878
Net actuarial gain (loss), net of tax of: (2014 — Three-month period $116, Six-month period $3,488; 2013 — Three-month period $6,617, Six-month period $6,617)	(181)	10,396	(5,477)	10,396
Pension settlement expense, net of tax of: (2014 — Three-month period $353, Six-month period $1,789)	556	—	2,811	—
Amortization of unrecognized net periodic benefit costs, net of tax of: (2014 — Three-month period $261, Six-month period $467; 2013 — Three-month period $1,115, Six-month period $2,229)
Net actuarial loss	436	1,779	789	3,558
Prior service credit	(29)	(29)	(58)	(58)
Foreign currency translation:
Change in foreign currency translation, net of tax of: (2014 — Three-month period $65, Six-month period $41; 2013 — Three-month period $76, Six-month period $87)	101	(116)	64	(135)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	883	29,908	(1,871)	31,639

TOTAL COMPREHENSIVE INCOME	$18,091	$34,786	$10,144	$23,122

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balances at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461
Net income				12,015				12,015
Other comprehensive loss, net of tax							(1,871)	(1,871)
Issuance of common stock under share-based compensation plans	185	2	1,032					1,034
Tax effect of share-based compensation plans			(1,202)					(1,202)
Share-based compensation expense			3,668					3,668
Dividends declared on common stock				(1,635)				(1,635)
Balances at June 30, 2014	27,692	$277	$299,631	$307,115	1,678	$(57,770)	$(16,783)	$532,470

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2014	2013
	(Unaudited)
	(in thousands)

OPERATING ACTIVITIES
Net income (loss)	$12,015	$(8,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,540	43,914
Amortization of intangibles	2,137	2,087
Pension settlement expense	4,600	—
Share-based compensation expense	3,668	2,485
Provision for losses on accounts receivable	1,032	1,312
Deferred income tax benefit	(2,358)	(5,761)
Gain on sale of property and equipment	(249)	(391)
Changes in operating assets and liabilities:
Receivables	(34,888)	(26,617)
Prepaid expenses	1,383	1,402
Other assets	(1,482)	(297)
Income taxes	2,226	163
Accounts payable, accrued expenses, and other liabilities	30,019	18,152
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,643	27,932

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(15,570)	(8,638)
Proceeds from sale of property and equipment	1,241	1,430
Purchases of short-term investments	(2,967)	(6,692)
Proceeds from sale of short-term investments	2,940	5,914
Business acquisitions, net of cash acquired	(2,663)	(4,146)
Capitalization of internally developed software	(3,859)	(4,050)
NET CASH USED IN INVESTING ACTIVITIES	(20,878)	(16,182)

FINANCING ACTIVITIES
Payments on long-term debt	(16,528)	(22,009)
Net change in bank overdraft	3,602	2,026
Net change in restricted cash, cash equivalents, and short-term investments	517	7,758
Deferred financing costs	(61)	(61)
Payment of common stock dividends	(1,635)	(1,613)
Proceeds from the exercise of stock options	1,136	—
NET CASH USED IN FINANCING ACTIVITIES	(12,969)	(13,899)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,796	(2,149)
Cash and cash equivalents at beginning of period	105,354	90,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,150	$88,553

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$6,869	$268
Equipment financed	$22,842	$—

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest CorporationSM (the “Company”), the parent holding company, is a freight transportation services and integrated logistics solutions provider. The Company was formerly known as Arkansas Best Corporation. During second quarter 2014, the Company changed its name to ArcBest Corporation and also adopted a new unified logo system as the Company strengthens its identity as a holistic provider of transportation and logistics solutions for a wide variety of customers. In conjunction with this change, the Company’s common stock began trading effective May 1, 2014 under a new Nasdaq stock trading symbol, ARCB.

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

ABF Freight represented approximately 73% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2014. As of June 2014, approximately 78% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, beginning in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

On April 30, 2014, the Company acquired a privately-owned business for net cash consideration of $2.7 million. The acquired business is reported within the FleetNet reporting segment (see Note J). On May 31, 2013, the Company acquired a privately-owned business for net cash consideration of $4.1 million. The acquired business is included in the ABF Moving segment (see Note J). As these acquired businesses are not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10-K and other current filings with the Commission. The consolidated financial statements as of June 30, 2014 were affected by pension settlement expense related to the Company’s nonunion defined pension plan (see Note F). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent liabilities, and the reported amounts of revenues and expenses. If the underlying estimates and assumptions, upon which the financial statements and accompanying notes are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The new standard will be effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	June 30	December 31
	2014	2013
	(in thousands)

Cash and cash equivalents
Cash deposits(1)	$62,863	$63,547
Variable rate demand notes(1)(2)	29,786	29,706
Money market funds(3)	36,501	12,101
	$129,150	$105,354
Short-term investments
Certificates of deposit(1)	$36,015	$35,906

Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$1,385	$1,902

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

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year.  However, certain cash deposits and certificates of deposit may exceed federally insured limits. At June 30, 2014 and December 31, 2013, cash, cash equivalents, and certificates of deposit of $74.0 million and $49.4 million, respectively, were not FDIC insured.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

The fair value of the Company’s Term Loan and note payable debt obligations (see Note E) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	June 30		December 31
	2014		2013
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Term loan(1)	$77,500	$77,500	$83,750	$83,750
Notes payable(2)	36,851	36,920	22,082	22,092
	$114,351	$114,420	$105,832	$105,842

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	June 30	December 31
	2014	2013
	(in thousands)

Money market funds(1)	$36,501	$12,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,799	3,063
	$39,300	$15,164

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

				Emergency &
		Household Goods		Preventative
		Moving Services	Premium Logistics	Maintenance
	Total	(ABF Moving)	(Panther)	(FleetNet)
		(in thousands)

Balances at December 31, 2013	$76,448	$5,352	$71,096	$—
Goodwill acquired	1,301	—	—	1,301
Balances at June 30, 2014	$77,749	$5,352	$71,096	$1,301

The $1.3 million of goodwill related to the April 30, 2014 acquisition of a privately-owned business included in the FleetNet segment is expected to be fully deductible for tax purposes. The fair value assessment of assets and liabilities acquired with this business was based on preliminary information as of June 30, 2014.

Intangible assets consisted of the following as of June 30, 2014:

	Weighted Average		Accumulated	Net
	Amortization Period	Cost	Amortization	Value
	(in years)		(in thousands)

Finite-lived intangible assets
Customer relationships	14	$43,981	$6,383	$37,598
Driver network	3	3,200	2,178	1,022
Other	7	599	10	589
	13	47,780	8,571	39,209

Indefinite-lived intangible assets
Trade name	N/A	32,345	N/A	32,345
Other	N/A	2,908	N/A	2,908
		35,253		35,253
Total intangible assets	N/A	$83,033	$8,571	$74,462

Intangible amortization expense totaled $1.1 million and $2.1 million for the three and six months ended June 30, 2014, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2013, respectively. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3 million and $4 million per year for the years ended December 31, 2014 through 2018.

NOTE D — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and six months ended June 30, 2014 was 37.1% and 34.8%, respectively. The tax rates for the three- and six-month periods reflect a 2.4% and 3.8% benefit, respectively, from the reversal of the valuation allowance on foreign tax credit carryovers. The effective tax rate for the three months ended June 30, 2013 was 38.0%. The effective tax benefit rate for the six months ended June 30, 2013 was 44.8%, reflecting a net 9.2% benefit from the year-to-date 2013 alternative tax credit and the retroactive reinstatement in January 2013 of the 2012 credit that had previously expired on December 31, 2011. The alternative fuel tax credit expired again on December 31, 2013 and will not be available in 2014 unless it is extended by legislative act.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

In addition to the full reversal of the valuation allowance on foreign tax credit carryovers in the first six months of 2014, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, and the effect of future state tax rate changes.

As of June 30, 2014, the Company’s deferred tax liabilities which will reverse in future years exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2014 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

During the six months ended June 30, 2014, the Company received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks, and the Company paid federal, state and foreign income taxes of $6.0 million.

NOTE E — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement (further described in Financing Arrangements within this Note) and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	June 30	December 31
	2014	2013
	(in thousands)

Term Loan (interest rate of 1.4% at June 30, 2014)	$77,500	$83,750
Notes payable (weighted average interest rate of 2.3% at June 30, 2014)	36,851	22,082
Capital lease obligations (weighted average interest rate of 5.0% at June 30, 2014)	4,808	7,013
	119,159	112,845
Less current portion	36,192	31,513
Long-term debt, less current portion	$82,967	$81,332

Scheduled maturities of long-term debt obligations as of June 30, 2014 were as follows:

		Term	Notes	Capital Lease
	Total	Loan(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$38,019	$16,056	$20,036	$1,927
Due after one year through two years	30,517	18,669	9,414	2,434
Due after two years through three years	54,163	46,114	7,833	216
Due after three years through four years	680	—	458	222
Due after four years through five years	229	—	—	229
Due after five years	136	—	—	136
Total payments	123,744	80,839	37,741	5,164
Less amounts representing interest	4,585	3,339	890	356
Long-term debt	$119,159	$77,500	$36,851	$4,808

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Assets securitizing notes payable or held under capital leases were included in property, plant and equipment as follows:

	June 30	December 31
	2014	2013(1)
	(in thousands)

Revenue equipment	$78,218	$58,613
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	1,759	1,758
Total assets securitizing notes payable or held under capital leases	81,771	62,165
Less accumulated depreciation and amortization(2)	30,923	26,847
Net assets securitizing notes payable or held under capital leases	$50,848	$35,318

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

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther. The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. However, borrowings under the revolving commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Note. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of June 30, 2014, the Company was in compliance with the covenants.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $22.8 million of revenue equipment in the three and six months ended June 30, 2014. The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements, but did not enter into such agreements in the six months ended June 30, 2014.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2014, the Company was in compliance with the covenants. There have been no borrowings under this facility. The Company is in the process of negotiating an extension of the facility prior to its maturity date.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of June 30, 2014, standby letters of credit of $17.5 million have been issued under the facility, which resulted in available borrowing capacity of $57.5 million.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. Certain LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of June 30, 2014 and December 31, 2013, the Company had letters of credit outstanding of $19.5 million and $22.8 million, respectively, (including $17.5 million and $20.3 million, respectively, which were issued under the accounts receivable securitization facility previously described within this Note) of which $1.4 million and $1.9 million, respectively, were collateralized by restricted cash under the LC Agreements. The Company had up to $58.6 million available as of June 30, 2014 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of the self-insurance program previously discussed within this Note. Surety bonds outstanding under the uncollateralized bond program related to the Company’s self-insurance program totaled $56.1 million and $43.8 million as of June 30, 2014 and December 31, 2013, respectively. The Company was not required to collateralize bonds under its self-insurance program as of June 30, 2014. As of December 31, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $12.7 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)

Service cost	$—	$2,367	$—	$—	$70	$83
Interest cost	1,522	1,922	49	38	197	187
Expected return on plan assets	(2,605)	(3,155)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(48)	(47)
Pension settlement expense	909	—	—	—	—	—
Amortization of net actuarial loss	636	2,714	57	65	23	133
Net periodic benefit cost	$462	$3,848	$106	$103	$242	$356

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)

Service cost	$—	$4,734	$—	$—	$140	$166
Interest cost	3,242	3,845	98	75	394	375
Expected return on plan assets	(5,436)	(6,309)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(95)	(95)
Pension settlement expense	4,600	—	—	—	—	—
Amortization of net actuarial loss	1,134	5,427	113	130	46	267
Net periodic benefit cost	$3,540	$7,697	$211	$205	$485	$713

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

The June 2013 amendment to the nonunion defined benefit pension plan resulted in a plan curtailment which was recorded as of June 30, 2013. The curtailment of the plan had no impact on net periodic benefit cost for the three- and six-month periods ended June 30, 2013. The freeze of the accrual of benefits effective as of July 1, 2013 and the reduction of the projected benefit obligation (“PBO”) upon plan curtailment eliminated the service cost of the plan and reduced the interest cost of the plan for periods subsequent to the curtailment.

In consideration of the freeze of the accrual of benefits under the nonunion defined benefit pension plan effective July 1, 2013, the plan’s investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries currently receiving monthly benefit payments. Upon payment of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were irrevocably transferred to the insurance company.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Because the total lump-sum distributions plus the nonparticipating annuity contract purchase amount will exceed the annual interest costs of the plan in 2014, the Company recognized total settlement expense as a component of net periodic benefit cost for the six months ended June 30, 2014 related to the $25.4 million nonparticipating annuity contract purchase and lump-sum distributions which amounted to $8.4 million and $22.5 million for the three and six months ended June 30, 2014, respectively. Pension settlement expense which totaled $0.9 million (pre-tax), or $0.6 million (after-tax), and $4.6 million (pre-tax), or $2.8 million (after-tax), was recognized for the three and six months ended June 30, 2014, respectively, with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre-tax unrecognized net actuarial loss of $19.2 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2014.

The following table discloses the changes in the PBO and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2014:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at December 31, 2013	$211,660
Interest cost	3,242
Actuarial loss(1)	10,713
Benefits paid(2)	(48,284)
Projected benefit obligation at June 30, 2014	177,331
Change in plan assets
Fair value of plan assets at December 31, 2013	207,613
Actual return on plan assets	7,184
Benefits paid(2)	(48,284)
Fair value of plan assets at June 30, 2014	166,513

Funded status at June 30, 2014(3)	$(10,818)

Accumulated benefit obligation	$177,331

(1)         Net actuarial loss from remeasurement upon settlements was primarily impacted by changes in the discount rate since the previous remeasurement date. The discount rates used to remeasure the PBO upon settlement were 3.3%, 3.5%, and 3.8% at the June 30, 2014, March 31, 2014, and December 31, 2013 measurement dates, respectively.

(2)         Includes purchase of nonparticipating annuity contract, lump-sum distributions, and periodic payments made by the plan during the six months ended June 30, 2014.

(3)         Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2014.

The Company made no contributions to its nonunion defined benefit pension plan during the six months ended June 30, 2014 and, based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2014. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 108.0% as of the January 1, 2014 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

ABF Freight contributes to 25 multiemployer pension plans, which vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”). Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. In addition, notwithstanding any collective bargaining agreement, employer contribution obligations to multiemployer pension plans can be increased if the plan enters reorganization status or becomes insolvent. In those events, if additional contributions are required, the contribution increase generally cannot exceed 7% per year. As of the date hereof, to ABF Freight’s knowledge, no plan is in reorganization or insolvent such that ABF Freight’s contribution obligations would increase materially. Were ABF Freight to completely withdraw from certain multiemployer pension plans, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which generally would be effected through collective bargaining.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Plan, was 47.6% as of January 1, 2013. ABF Freight received a Notice of Critical Status for the Central States Pension Plan which reported that on March 31, 2014, the plan’s actuary certified that the plan remained in critical status, as defined by the PPA, for the plan year beginning January 1, 2014.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2013 Annual Report on Form 10-K.

NOTE G — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	June 30	December 31
	2014	2013
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(20,211)	$(17,044)
Foreign currency translation	(758)	(863)
	$(20,969)	$(17,907)

After-tax amounts:
Unrecognized net periodic benefit costs	$(16,321)	$(14,386)
Foreign currency translation	(462)	(526)
	$(16,783)	$(14,912)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2014:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Costs	Translation
	(in thousands)

Balances at December 31, 2013	$(14,912)	$(14,386)	$(526)

Other comprehensive income (loss) before reclassifications	(5,413)	(5,477)	64
Amounts reclassified from accumulated other comprehensive loss	3,542	3,542	—
Net current-period other comprehensive income (loss)	(1,871)	(1,935)	64

Balances at June 30, 2014	$(16,783)	$(16,321)	$(462)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the six months ended June 30, 2014:

Unrecognized
Net Periodic
Benefit Costs(1) (2)
(in thousands)

Amortization of net actuarial loss	$(1,293)
Amortization of prior service credit	95
Pension settlement expense	(4,600)
Total, pre-tax	(5,798)
Tax benefit	2,256
Total, net of tax	$(3,542)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

On July 24, 2014, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of August 7, 2014.

The following table is a summary of dividends declared during the applicable quarter:

	2014		2013
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)

First quarter	$0.03	$819	$0.03	$807
Second quarter	$0.03	$816	$0.03	$806
Third quarter (2014 amount estimated)	$0.03	$823	$0.03	$805

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE H — SHARE-BASED COMPENSATION

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding — January 1, 2014	1,443,460
Granted	208,100
Vested	(214,551)
Forfeited	(33,548)
Outstanding — June 30, 2014	1,403,461

The restricted stock units granted during the period had a weighted-average grant date fair value of $40.13 per share.

Stock Options

A summary of the Company’s stock option award program is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Intrinsic
	Shares	Average	Contractual	Value
	Under Option(1)	Exercise Price	Term (in years)	(in thousands)

Outstanding — January 1, 2014	35,730	$29.10
Granted	—	—
Exercised	(35,530)	29.10
Forfeited	(200)	29.10
Outstanding — June 30, 2014	—	$—	—	$—

(1)         All options outstanding at December 31, 2013 were exercised or forfeited as of January 31, 2014.

As of June 30, 2014, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted. No stock options have been granted since 2004.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands, except share and per share data)

Basic
Numerator:
Net income (loss)	$17,208	$4,878	$12,015	$(8,517)
Effect of unvested restricted stock unit awards	(848)	(215)	(602)	(74)
Adjusted net income (loss)	$16,360	$4,663	$11,413	$(8,591)
Denominator:
Weighted-average shares	26,005,105	25,694,327	25,941,370	25,666,484
Earnings (loss) per common share	$0.63	$0.18	$0.44	$(0.33)

Diluted
Numerator:
Net income (loss)	$17,208	$4,878	$12,015	$(8,517)
Effect of unvested restricted stock unit awards	(848)	(215)	(602)	(74)
Adjusted net income (loss)	$16,360	$4,663	$11,413	$(8,591)
Denominator:
Weighted-average shares	26,005,105	25,694,327	25,941,370	25,666,484
Effect of dilutive securities	—	—	676	—
Adjusted weighted-average shares and assumed conversions	26,005,105	25,694,327	25,942,046	25,666,484
Earnings (loss) per common share	$0.63	$0.18	$0.44	$(0.33)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock units, which are considered participating securities. For each of the three-month periods ended June 30, 2014 and 2013, outstanding stock awards of 0.7 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share calculated under the treasury stock method. For the six months ended June 30, 2014, outstanding stock awards of 0.8 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share calculated under the treasury stock method. For the six months ended June 30, 2013, outstanding stock awards of 0.7 million were not included in the diluted loss per share calculation because their inclusion would have the effect of decreasing the loss per share.

NOTE J — OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that the Company’s management uses to make operating decisions. Management uses revenues, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. Effective July 1, 2013, the Company formed a new operating segment, Domestic & Global Transportation Management, which has now been renamed Transportation Management (ABF Logistics), combining the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The Company’s transportation brokerage operations were previously reported as the Truck Brokerage and Management segment and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within “Other and eliminations” for the six months ended June 30, 2013. There was no impact on consolidated amounts as a result of these reclassifications.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

•                  Emergency & Preventative Maintenance (FleetNet) includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers. For 2014, since the acquisition date, FleetNet includes the results of the privately-owned business acquired on April 30, 2014 (see Note A). The segment provides services to the ABF Freight and Panther segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

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

•                  Household Goods Moving Services (ABF Moving) includes the results of operations of the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. For 2014 and 2013, since the acquisition date, ABF Moving includes the results of the privately-owned business acquired on May 31, 2013 (see Note A). Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight segment at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)

REVENUES
Freight Transportation (ABF Freight)	$492,857	$446,750	$921,728	$854,031
Premium Logistics (Panther)	81,425	60,431	153,651	113,683
Emergency & Preventative Maintenance (FleetNet)	38,307	32,935	80,006	65,457
Transportation Management (ABF Logistics)	35,493	24,267	65,210	45,885
Household Goods Moving Services (ABF Moving)	22,855	21,252	37,605	34,828
Other and eliminations	(12,291)	(8,736)	(21,650)	(16,298)
Total consolidated revenues	$658,646	$576,899	$1,236,550	$1,097,586

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$279,372	$272,641	$540,527	$539,819
Fuel, supplies, and expenses	93,277	82,441	184,067	165,773
Operating taxes and licenses	11,770	10,939	23,263	21,929
Insurance	5,966	6,068	11,361	10,552
Communications and utilities	3,731	3,879	7,973	7,812
Depreciation and amortization	16,841	18,967	33,178	38,541
Rents and purchased transportation	55,549	44,260	102,969	82,729
Gain on sale of property and equipment	(40)	(182)	(243)	(394)
Pension settlement expense	708	—	3,598	—
Other	2,848	2,240	4,382	4,322
Total Freight Transportation (ABF Freight)	470,022	441,253	911,075	871,083

Premium Logistics (Panther)

Purchased transportation	60,185	46,233	114,759	87,270
Depreciation and amortization(1)	2,838	2,594	5,574	5,144
Salaries, benefits, insurance, and other	14,044	10,098	25,596	20,627
Total Premium Logistics (Panther)	77,067	58,925	145,929	113,041

Emergency & Preventative Maintenance (FleetNet)	37,607	32,125	77,905	63,935
Transportation Management (ABF Logistics)	34,639	23,761	63,821	44,862
Household Goods Moving Services (ABF Moving)	22,232	20,304	37,823	34,111
Other and eliminations	(9,873)	(7,886)	(18,253)	(14,512)
Total consolidated operating expenses	$631,694	$568,482	$1,218,300	$1,112,520

OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$22,835	$5,497	$10,653	$(17,052)
Premium Logistics (Panther)	4,358	1,506	7,722	642
Emergency & Preventative Maintenance (FleetNet)	700	810	2,101	1,522
Transportation Management (ABF Logistics)	854	506	1,389	1,023
Household Goods Moving Services (ABF Moving)	623	948	(218)	717
Other and eliminations	(2,418)	(850)	(3,397)	(1,786)
Total consolidated operating income (loss)	$26,952	$8,417	$18,250	$(14,934)

OTHER INCOME (EXPENSE)
Interest and dividend income	$194	$161	$384	$332
Interest expense and other related financing costs	(725)	(1,079)	(1,533)	(2,286)
Other, net(2)	950	366	1,315	1,450
Total other income (expense)	419	(552)	166	(504)
INCOME (LOSS) BEFORE INCOME TAXES	$27,371	$7,865	$18,416	$(15,438)

(1)         Depreciation and amortization consists primarily of amortization of intangibles, including customer relationships and software.

(2)         Includes changes in cash surrender value and proceeds of life insurance policies.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 64 underground tanks located in 20 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (“the CWA”). The storm water permits require periodic monitoring and reporting of storm water samples and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On June 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site, it is unlikely that this matter will involve any remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at June 30, 2014 in connection with this matter.

At June 30, 2014 and December 31, 2013, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationSM (the “Company”) is a freight transportation services and integrated logistics solutions provider with five reportable operating segments. The Company was formerly known as Arkansas Best Corporation. During second quarter 2014, the Company changed its name to ArcBest Corporation and also adopted a new unified logo system as the Company strengthens its identity as a holistic provider of transportation and logistics solutions for a wide variety of customers. In conjunction with this change, the Company’s common stock began trading effective May 1, 2014 under a new Nasdaq stock trading symbol, ARCB.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to the prior year’s operating segment data and statistics to conform to the current year presentation. The Transportation Management (ABF Logistics) segment was formed effective July 1, 2013 to combine the Company’s transportation brokerage operations, worldwide ocean shipping solutions, and transportation and warehouse management services. The Company’s transportation brokerage operations were previously reported as the Truck Brokerage and Management segment, and the worldwide ocean shipping solutions and transportation and warehouse management services were previously reported within “Other and eliminations” for the six months ended June 30, 2013. There was no impact on consolidated amounts as a result of these reclassifications.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)

REVENUES
Freight Transportation (ABF Freight)	$492,857	$446,750	$921,728	$854,031
Premium Logistics (Panther)	81,425	60,431	153,651	113,683
Emergency & Preventative Maintenance (Fleetnet)	38,307	32,935	80,006	65,457
Transportation Management (ABF Logistics)(1)	35,493	24,267	65,210	45,885
Household Goods Moving Services (ABF Moving)	22,855	21,252	37,605	34,828
Other and eliminations	(12,291)	(8,736)	(21,650)	(16,298)
Total consolidated revenues	$658,646	$576,899	$1,236,550	$1,097,586

OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$22,835	$5,497	$10,653	$(17,052)
Premium Logistics (Panther)	4,358	1,506	7,722	642
Emergency & Preventative Maintenance (Fleetnet)	700	810	2,101	1,522
Transportation Management (ABF Logistics)(1)	854	506	1,389	1,023
Household Goods Moving Services (ABF Moving)	623	948	(218)	717
Other and eliminations	(2,418)	(850)	(3,397)	(1,786)
Total consolidated operating income (loss)	$26,952	$8,417	$18,250	$(14,934)

NET INCOME (LOSS)	$17,208	$4,878	$12,015	$(8,517)

DILUTED EARNINGS (LOSS) PER SHARE	$0.63	$0.18	$0.44	$(0.33)

(1)         As previously discussed in the General section of MD&A, certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation which includes the Transportation Management (ABF Logistics) segment formed in third quarter 2013.

Consolidated revenues for the three and six months ended June 30, 2014 increased 14.2% and 12.7%, respectively, compared to the same prior-year periods, with all segments reporting revenue improvement. The non-asset-based businesses which, on a combined basis, grew 28.2% and 29.5% for the three and six month periods, respectively, above the same periods of 2013, benefited from strong business volumes and improved margins. Total non-asset-based segments generated approximately 27% of total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2014. ABF Freight (asset-based business) revenues increased 10.3% and 7.9% in the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013, due to higher tonnage levels and improved yields, as measured by billed revenue per hundredweight, including fuel surcharges. ABF Freight revenues for the six months ended June 30, 2014 were negatively impacted by the effect of severe winter weather on tonnage levels in the first quarter of 2014.

Consolidated operating results for the three and six months ended June 30, 2014 were significantly improved versus the comparable prior-year period, influenced by the impact of higher revenues combined with cost reductions associated with ABF Freight’s collective bargaining agreement that was implemented on November 3, 2013. The consolidated operating income, net income, and per share amounts for the three and six months ended June 30, 2014 and 2013 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

Consolidated operating results for the 2014 periods were also negatively impacted by pension settlement charges related to the Company’s nonunion defined benefit pension plan and costs of long-term incentive plans (“C-LTIP”) that are driven by the Company’s total shareholder return relative to its peer group. For the three and six months ended June 30, 2014, the

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Company incurred pension settlement charges of $0.9 million and $4.6 million (pre-tax), or $0.6 million and $2.8 million (after-tax) and $0.02 and $0.11 per share, for the respective periods. (See discussion of the nonunion pension plan and pension settlement expense in Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) The Company expects to recognize pension settlement expense estimated to range between $1.0 million and $2.0 million in each of the third and fourth quarters of 2014; however, the amount of quarterly settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the accumulated benefit obligation of the plan upon settlement. For the three and six months ended June 30, 2014, expenses related to the Company’s “C-LTIP” totaled $2.9 million and $3.1 million (pre-tax), or $1.8 million and $1.9 million (after-tax), respectively, versus $0.3 million and $0.6 million (pre-tax), or $0.2 million and $0.4 million (after-tax), in the same respective periods of 2013. On an earnings per share basis, the C-LTIP expenses were a $0.07 per share impact in both the three- and six-month periods ended June 30, 2014 versus $0.01 per share impact in both of the same prior-year periods. Additional expenses for long-term incentive plans, the amounts of which are dependent upon the Company’s financial results and shareholder return relative to its peer group, could be incurred in future periods.

Because the Company’s unvested restricted stock units earn dividends, they are considered “participating securities”; and, therefore, the Company is required to use the two-class method for determining earnings per share. Under this two-class method, a portion of net income and the amount of dividends paid to the unvested restricted stock units are deducted from net earnings and allocated to the unvested restricted stock units based on the proportion of weighted-average unvested restricted stock units to the total of weighted-average common stock outstanding plus the weighted-average unvested restricted stock units. The remainder of net earnings (or adjusted net earnings) is used for calculating earnings per share available to common stock. The amount of earnings allocated to restricted stock units (i.e., the amount of earnings deducted from total net earnings and not used in the calculation of earnings per share available to common stockholders), depends on the relationship of the number of unvested restricted stock units to weighted-average common stock outstanding, and this allocated earnings amount would also change as net earnings changes. Due to the increase in net earnings, the effect of allocating earnings to restricted stock units reduced earnings per share available to common stockholders by $0.03 and $0.02 in the three and six months ended June 30, 2014, compared to $0.01 per share and no effect in the same prior-year periods, respectively. (See the calculation of earnings per share in Note I to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(in thousands)

CONSOLIDATED EBITDA
Net income (loss)	$17,208	$4,878	$12,015	$(8,517)
Interest expense	725	1,079	1,533	2,286
Income tax provision (benefit)	10,163	2,987	6,401	(6,921)
Depreciation and amortization	21,225	22,807	41,677	46,001
Amortization of share-based compensation	2,100	1,181	3,668	2,485
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,625	2,912	5,893	5,824
EBITDA	$53,046	$35,844	$71,187	$41,158

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

ABF Freight represented approximately 73% of the Company’s total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2014. As of June 2014, approximately 78% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, beginning in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were fully realized immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF Freight network to reflect changes in customer demand and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight. During first quarter 2014, ABF Freight consolidated 22 smaller terminals into nearby facilities as part of a change of operations which the IBT approved in January 2014. The change of operations is part of an ongoing, dynamic network analysis that was initiated in 2013 along with other efforts to improve ABF Freight’s profitability. Combined with the consolidation of eight smaller terminals in the second half of 2013, the number of total ABF Freight service facilities has been reduced to 247. ABF Freight continues to directly serve customers in the markets it served prior to the network consolidation. The change of operations provided for improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s less-than-truckload (“LTL”) freight network. The costs associated with implementing the ABF Freight network adjustments were not material. While there can be no assurances, the Company expects continued expense savings associated with these network changes, the amount of which will fluctuate based on business levels and the profile and geographic mix of freight.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Tonnage

The level of tonnage managed by ABF Freight is directly affected by industrial production and manufacturing, residential and commercial construction, and consumer spending, primarily in the North American economy, and capacity in the trucking industry. ABF Freight’s performance is affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. ABF Freight actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions.

ABF Freight’s tonnage levels for the three and six month periods ended June 30, 2014 increased 6.0% and 5.3%, respectively, on a per-day basis compared to the same prior-year periods. The increases in year-over-year tonnage levels for the 2014 periods resulted primarily from improved economic conditions and business growth, despite the negative impact of historically severe winter weather in January and February 2014 that disrupted operations, decreased shipments, and increased costs in the first quarter. While quarterly tonnage levels have fluctuated significantly in recent years, ABF Freight has experienced quarterly increases in year-over-year tonnage per day since fourth quarter 2012. The impact of general economic conditions and ABF Freight’s pricing approach, as further discussed in the following Pricing section, may continue to impact ABF Freight’s tonnage levels. As such, there can be no assurances that ABF Freight will achieve improvements in its current operating results. For the month of July 2014, average daily total tonnage for ABF Freight was approximately 5% above July 2013. ABF Freight’s revenues for the month of July 2014 were approximately 9% to 10% above July 2013 on a per-day basis, attributable to the tonnage growth and an increase in billed revenue per hundredweight, including fuel surcharges, which was positively impacted by business mix and improved pricing in the 2014 period.

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

Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF Freight to the customer, and current market conditions.

Total billed revenue per hundredweight, including fuel surcharge, increased 4.2% and 2.6% during the three- and six- month periods ended June 30, 2014, compared to the same prior-year periods. The year-over-year increases in the billed revenue per hundredweight measure were influenced by the March 2014 and May 2013 general rate increases and improvements in contractual and deferred pricing agreements that were renewed during the period. In addition, changes in business mix, with a lower proportion of truckload-rated business, and profile changes, including higher class, favorably impacted the billed revenue per hundredweight measure. For the month of July 2014, total billed revenue per hundredweight, including fuel surcharges, rose approximately 4% to 5% above July 2013, reflecting continued year-over-year price improvement in 2014. The revenue per hundredweight measure is discussed further in the ABF Freight Segment Results section of Results of Operations. There can be no assurances that the current price improvement trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first six months of 2014, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and health care benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF Freight’s operating expenses as salaries, wages, and benefits, amounted to 56.7% and 58.6% of ABF Freight’s revenue for the three and six months ended June 30, 2014, respectively, compared to 61.0% and 63.2% for the same period of 2013 and are discussed further in the ABF Freight Segment Results section of Results of Operations.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. The Company’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. Under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which the Company contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

During recent recessionary economic conditions, competitors with lower labor cost structures reduced their freight rates to gain market share. ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. The Company expects the combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules, as previously discussed in this section of Results of Operations, to be crucial steps in more closely aligning ABF Freight’s labor cost structure with that of its competitors.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF Freight:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
ABF Freight Operating Expenses

Salaries, wages, and benefits	56.7%	61.0%	58.6%	63.2%
Fuel, supplies, and expenses	18.9	18.5	20.0	19.4
Operating taxes and licenses	2.4	2.4	2.5	2.6
Insurance	1.2	1.4	1.2	1.2
Communications and utilities	0.8	0.9	0.9	0.9
Depreciation and amortization	3.4	4.2	3.6	4.5
Rents and purchased transportation	11.3	9.9	11.2	9.7
Pension settlement expense	0.1	—	0.4	—
Other	0.6	0.5	0.4	0.5
	95.4%	98.8%	98.8%	102.0%

ABF Freight Operating Income (Loss)	4.6%	1.2%	1.2%	(2.0)%

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2014(1)	2013(1)	% Change	2014(1)	2013(1)	% Change

Workdays	63.5	64.0		126.5	126.5
Billed revenue(2) per hundredweight, including fuel surcharges	$28.91	$27.74	4.2%	$28.01	$27.31	2.6%
Pounds	1,715,783,493	1,631,389,417	5.2%	3,315,406,471	3,149,167,408	5.3%
Pounds per day	27,020,212	25,490,460	6.0%	26,208,747	24,894,604	5.3%
Shipments per day	19,869	18,604	6.8%	18,933	18,074	4.8%
Shipments per DSY(3) hour	0.460	0.481	(4.4)%	0.456	0.475	(4.0)%
Pounds per DSY(3) hour	625.24	659.17	(5.1)%	631.00	654.36	(3.6)%
Pounds per shipment	1,360	1,370	(0.7)%	1,384	1,377	0.5%
Pounds per mile	20.38	20.64	(1.3)%	20.60	20.39	1.0%

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Revenues

ABF’s revenues for the three and six months ended June 30, 2014 totaled $492.9 million and $921.7 million, respectively, compared to $446.8 million and $854.0 million for the same periods in 2013. On a per-day basis, ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) increased 10.5% and 8.0% for the three and six months ended June 30, 2014 compared to the same prior-year periods, primarily reflecting increases in tonnage per day of 6.0% and 5.3%, respectively. The revenue comparisons were also favorably impacted by increases of 4.2% and 2.6% in total billed revenue per hundredweight, including fuel surcharges, for the three and six months ended June 30, 2014, respectively.

ABF Freight’s tonnage increases for the three and six months ended June 30, 2014 were primarily attributable to the effect of an improved North American economy, as previously discussed in the ABF Freight Segment Overview section of Results of Operations. The tonnage growth also reflects 6.8% and 4.8% increases in the number of shipments per day for the three- and six-month periods ended June 30, 2014, respectively, compared to the same prior year periods. The tonnage improvement ABF Freight experienced for the six months ended June 30, 2014 occurred despite the negative impact of historically severe winter weather that disrupted operations and decreased shipments in first quarter 2014.

Effective March 24, 2014 and May 28, 2013, ABF Freight implemented a nominal general rate increase on its LTL base rate tariffs of 5.4% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. For second quarter 2014, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 3% compared to the same prior-year period.

The increase in total billed revenue per hundredweight for the three and six months ended June 30, 2014, compared to the same periods of 2013, reflects general rate increases and improvements in contractual and deferred pricing agreements, which ABF Freight secured in the midst of a favorable pricing environment. Improved pricing in 2014 reflects tightening industry capacity in second quarter 2014 and positive freight profile changes. The revenue per hundredweight measure was favorably influenced by a business shift to a lower proportion of truckload-rated shipments. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL business experienced a low-single digit percentage increase for the three- and six-month periods ended June 30, 2014, compared to the same periods of 2013. The ABF Freight Overview section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Freight Operating Income

ABF Freight generated operating income of $22.8 million and $10.7 million during the three and six months ended June 30, 2014, respectively, compared to operating income of $5.5 million and an operating loss of $17.1 million for the same periods in 2013. ABF Freight’s operating ratio for the three- and six- month periods ended June 30, 2014 improved by 3.4 percentage points and 3.2 percentage points, respectively, primarily reflecting cost reductions associated with the new collective bargaining agreement, the ABF NMFA, that was implemented on November 3, 2013 and the effect of revenue growth, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels, including fuel surcharges. ABF Freight’s improved operating results were offset in part by the negative impact of severe winter weather on first quarter 2014 results; increased equipment maintenance and repairs; higher purchased transportation levels; DSY productivity issues, as further described in the following paragraphs; and pension settlement expense in both the three and six month periods ended June 30, 2014. Adverse weather effects in January and February 2014, which disrupted operations, decreased shipment volumes, and increased operating expenses, negatively impacted ABF Freight operating results by an estimate of approximately $10.5 million during first quarter 2014. Pension settlement charges related to the Company’s nonunion defined benefit pension plan negatively impacted ABF Freight’s operating results by $0.7 million and $3.6 million for the three and six months ended June 30, 2014, respectively. ABF Freight expects to recognize pension settlement expense estimated to range between $1.0 million and $2.0 million in each of the third and fourth quarters of 2014. (See discussion of the nonunion pension plan and pension settlement expense in Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) ABF Freight’s ability to further improve its operating ratio is dependent on managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses and costs of the ABF Freight segment as salaries, wages, and benefits, amounted to 56.7% and 58.6% of ABF Freight’s revenue for the three- and six-month periods ended June 30, 2014, respectively, compared to 61.0% and 63.2% for the same periods of 2013. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels, including fuel surcharges. The improvement in labor costs, as a percentage of revenue, primarily reflects the savings related to the ABF NMFA, which is discussed previously in the ABF Freight Segment Overview section of Results of Operations. The lower labor cost as a percentage of revenue was also impacted by higher utilization of purchased transportation to manage empty trailer repositioning. The decrease in labor costs as a percentage of revenue also reflects lower nonunion pension expense following the curtailment of the Company’s nonunion defined benefit pension plan related to the plan freeze effective July 1, 2013. Nonunion pension expense, excluding pension settlement expense, decreased by $3.4 million and $6.9 million, or 0.7% and 0.8% as a percentage of revenue, for the three and six months ended June 30, 2014, respectively, versus the same prior year periods.

Salaries, wages, and benefits costs increased $6.7 million and $0.7 million for the three and six months ended June 30, 2014, respectively, compared to the same prior-year periods. Increases in labor costs in the 2014 periods reflect increased personnel costs for handling higher tonnage levels and higher benefit costs related to ABF Freight’s union workforce under the ABF NMFA. The health, welfare, and pension benefit contribution rate increase which averaged approximately 4.6% was applied retroactively to August 1, 2013 upon the November 3, 2013 implementation of the ABF NMFA. Under the ABF NMFA, the contractual wage rate increased 2.0% effective July 1, 2014 and the health, welfare, and pension benefit rate is expected to increase an average of approximately 3.6% effective primarily on August 1, 2014. Costs related to the Company’s C-LTIP (as previously described in the Consolidated Results section of Results of Operations) increased salaries, wages, and benefits by $2.2 million and $2.4 million for the three and six months ended June 30, 2014, respectively. Additional expenses for long-term incentive plans, the amounts of which are dependent upon the Company’s financial results and shareholder return relative to its peer group, may be incurred in future periods.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight attempts to maintain customer service. While labor costs as a percentage of revenue improved in the three and six months ended June 30, 2014, the productivity measures in the previous table, including 4.4% and 4.0% decreases in shipments per DSY hour and 5.1% and 3.6% decreases in pounds per DSY hour, respectively, compared to the same prior-year periods, primarily reflect the negative impact of a significantly higher proportion of inexperienced dock and city delivery employees to manage the tonnage growth combined with changes in customer account profile and mix during 2014. The decreases for the six-month period ended June 30, 2014 also reflect the negative impact of severe winter weather in first quarter 2014 on labor efficiency in ABF Freight’s local operations. The change in pounds per mile primarily reflects changes in average shipment weight.

Fuel, supplies, and expenses as a percentage of revenue increased 0.4% and 0.6% for the three and six months ended June 30, 2014 compared to the same periods of 2013, primarily due to increased maintenance and repairs, which reflects costs of maintaining older revenue equipment in the ABF Freight fleet. The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT for the contract period subsequent to March 31, 2013 which was not implemented until November 3, 2013. Accordingly, ABF Freight’s purchases of revenue equipment were at significantly lower levels during 2013. As existing revenue equipment is held for longer periods, ABF Freight has incurred, and may continue to incur, increased expenditures for maintenance costs. Higher diesel and propane prices also contributed to the increase in fuel, supplies, and expenses as a percentage of revenue. In addition, operating costs associated with the severe winter weather in first quarter 2014 impacted the expense increase for the six-month period ended June 30, 2014.

Depreciation and amortization as a percentage of revenue decreased 0.8% and 0.9% for the three and six months ended June 30, 2014 compared to the same prior-year periods, primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements (as described in the previous paragraph). (See discussion of ABF Freight’s revenue equipment purchases and projections of remaining capital expenditures for 2014 in the Liquidity and Capital Resources section of MD&A).

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Rents and purchased transportation as a percentage of revenue increased 1.4% and 1.5% for the three and six months ended June 30, 2014, compared to the same periods of 2013. The increase was primarily attributable to an increase in amounts paid to other service providers and agents, including fuel surcharges associated with these services, for more cost effective repositioning of empty linehaul trailers and certain services to meet customer requirements. An increase in rental expense for revenue equipment was also experienced in the three- and six-month periods of 2014 due to the timing of acquiring equipment replacements.

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

For the three and six months ended June 30, 2014, the combined revenues of the Company’s non-asset-based operating segments totaled $178.1 million and $336.5 million, respectively, accounting for approximately 27% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $138.9 million and $259.9 million, or approximately 24% and 23% of total revenues before other revenues and intercompany eliminations, for the same respective periods of 2013.

By building the non-asset-based operating segments as complementary business solutions to the ABF Freight segment, the Company is better positioned to serve the changing marketplace in the traditional transportation and logistics markets and in premium markets that offer opportunities for higher margins. (See descriptions of the non-asset-based operating segments in Note J to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Premium Logistics (Panther)

Panther’s revenues totaled $81.4 million and $153.7 million for the three and six months ended June 30, 2014, respectively, compared to $60.4 million and $113.7 million for the same periods in 2013. The 34.7% and 35.2% increase in revenues for the three and six months ended June 30, 2014 were related primarily to improvement in the macroeconomic environment which contributed to higher demand for expedited freight services and business from new customers. The impact of severe winter weather in first quarter 2014, which had the effect of disrupting customers’ supply chains and increasing demand for premium services, also contributed to higher revenues in the six-month period ended June 30, 2014. Panther generated operating income of $4.4 million and $7.7 million for the three and six months ended June 30, 2014, respectively, compared to an operating income of $1.5 million and $0.6 million in the same prior-year periods. The 2014 operating results reflect increased revenues, improved margins which were influenced by tightened market capacity, and management of operating costs. Panther’s EBITDA (as shown in the table below within this section of Results of Operations), which is particularly meaningful due to the significant amount of intangibles and software amortization impacting the segment’s operating results, totaled $7.2 million and $13.3 million for the three and six months ended June 30, 2014, respectively, compared to $4.1 million and $5.8 million in the same prior-year periods.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $38.3 million and $80.0 million for the three and six months ended June 30, 2014, respectively, compared to $32.9 million and $65.5 million for the same prior-year periods. The 16.3% and 22.2% revenue growth for the three and six months ending June 30, 2014, respectively, was driven primarily by an increase in service events from new and existing customers and improved pricing. For the six months ended June 30, 2014, emergency roadside service events were positively impacted by the effect of severe winter weather experienced during first quarter 2014, but milder weather in second quarter 2014 minimized the event growth compared to the same prior-year period. FleetNet’s second quarter 2014

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

operating income decreased $0.1 million to $0.7 million versus $0.8 million in second quarter 2013, due primarily to the write-off of receivables associated with a customer bankruptcy. Operating income for the six months ended June 30, 2014 increased to $2.1 million from $1.5 million in the same period of 2013, with the year-to-date impairment primarily attributable to the segment’s first quarter 2014 event-driven revenue growth and improved pricing.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $35.5 million and $65.2 million for the three and six months ended June 30, 2014, respectively, compared to $24.3 million and $45.9 million for the same prior year periods. The 46.3% and 42.1% increase in revenues during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, was due to higher truckload brokerage shipments, reflecting an expanded customer base. For the three and six months ended June 30, 2014, operating income totaled $0.9 million and $1.4 million, respectively, compared to $0.5 million and $1.0 million for the same prior year periods, reflecting improved gross margins and management of operating expenses. Investments in personnel and information technology to support future growth and changes in intercompany cost allocations in the 2014 periods impacted the operating income improvement over the prior year relative to sales growth.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $22.9 million and $37.6 million for the three and six months ended June 30, 2014, respectively, compared to $21.3 million and $34.8 million in the same periods in 2013. The 7.5% and 8.0% revenue growth during the three and six months ended June 30, 2014, respectively, was attributable to an increase in shipments. ABF Moving reported second quarter 2014 operating income of $0.6 million and an operating loss of $0.2 million for the six months ended June 30, 2014, compared to operating income of $0.9 million and $0.7 million for the three and six months ended June 30, 2013, respectively. The 2014 six-month period was impacted by the first quarter 2014 operating loss when ABF Moving experienced lower margins and fewer consumer moves due to severe winter weather. The year-over-year operating results relative to revenue growth were also impacted by planned investments in personnel, resources, and information technology for the continued development of the segment’s supply chain to provide for business expansion.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the non-asset-based segments generated $10.2 million and $18.1 million of EBITDA for the three and six months ended June 30, 2014, respectively, compared to $6.9 million and $10.1 million in the same periods of 2013.

	Three Months Ended June 30
	2014			2013
		Depreciation			Depreciation
	Operating	and		Operating	and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)

Premium Logistics (Panther)	$4,358	$2,838	$7,196	$1,506	$2,594	$4,100
Emergency & Preventative Maintenance (FleetNet)	700	237	937	810	130	940
Transportation Management (ABF Logistics)(2)	854	252	1,106	506	147	653
Household Goods Moving Services (ABF Moving)	623	346	969	948	285	1,233
Total non-asset-based segments	$6,535	$3,673	$10,208	$3,770	$3,156	$6,926

	Six Months Ended June 30
	2014			2013
	Operating	Depreciation			Depreciation
	Income	and		Operating	and
	(Loss) (1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)

Premium Logistics (Panther)	$7,722	$5,574	$13,296	$642	$5,144	$5,786
Emergency & Preventative Maintenance (FleetNet)	2,101	411	2,512	1,522	262	1,784
Transportation Management (ABF Logistics)(2)	1,389	469	1,858	1,023	265	1,288
Household Goods Moving Services (ABF Moving)	(218)	695	477	717	525	1,242
Total non-asset-based segments	$10,994	$7,149	$18,143	$3,904	$6,196	$10,100

(1)         The calculation of EBITDA as presented in this table begins with Operating Income (Loss), as Other Income (Expense), Income Taxes, and Net Income (Loss) are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although ABF Freight’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during the three and six months ended June 30, 2014, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs regarding the Company’s non-asset-based reportable segments have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, and has in the past, affected the ability to obtain price increases from customers.

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (the “CWA”). The storm water permits require periodic monitoring and reporting of storm water samples and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On June 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site, it is unlikely that this matter will involve any remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at June 30, 2014 in connection with this matter. (See Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	June 30	December 31
	2014	2013
	(in thousands)

Cash and cash equivalents(1)	$129,150	$105,354
Short-term investments, primarily FDIC-insured certificates of deposit	36,015	35,906
Total unrestricted	165,165	141,260
Restricted(2)	1,385	1,902
Total(3)	$166,550	$143,162

(1)         Cash equivalents consist of money market funds and variable rate demand notes.

(2)         Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements section of Liquidity and Capital Resources).

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At June 30, 2014 and December 31, 2013, cash, cash equivalents, and certificates of deposit of $74.0 million and $49.4 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments increased $23.9 million from December 31, 2013 to June 30, 2014. During the six-month period ended June 30, 2014, cash provided by operations of $57.6 million was used to fund $14.3 million of capital expenditures net of proceeds from asset sales; repay $16.5 million of long-term debt related to the Term Loan (further described in the following Financing Arrangements section of Liquidity and Capital Resources), capital leases, and notes payable; fund the acquisition of a privately-owned business for net cash consideration of $2.7 million; and pay dividends of $1.6 million on common stock. Cash provided by operating activities during the six months ended June 30, 2014 was $29.7 million above the same prior-year period, primarily due to improved operating performance.

Unrestricted cash, cash equivalents, and short-term investments decreased $1.3 million from December 31, 2012 to June 30, 2013. The decrease in unrestricted funds, as discussed below, was partially offset by a $7.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with an uncollateralized letter of credit under the accounts receivable securitization agreement (see the following Financing Arrangements section).

During the six months ended June 30, 2013, cash provided by operations of $27.9 million and cash, cash equivalents, and short-term investments on hand were used to repay $22.0 million of long-term debt related to the Term Loan, capital leases, and notes payable; fund $7.2 million of capital expenditures net of proceeds from asset sales; fund the acquisition of a privately-owned business for net cash consideration of $4.1 million; and pay dividends of $1.6 million on common stock. Cash provided by operating activities during the six months ended June 30, 2013 was $13.8 million above the same prior-year period primarily due to changes in contributions to the nonunion defined benefit pension plan, which were $9.0 million during the six months ended June 30, 2013 compared to $18.0 million for the same prior-year period.

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

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of June 30, 2014, the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2014, the Company was in compliance with the covenants. There have been no borrowings under this facility. The Company is in the process of negotiating an extension of the facility prior to its maturity date.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of June 30, 2014, standby letters of credit of $17.5 million have been issued under the facility, which reduced the available borrowing capacity to $57.5 million.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous Accounts Receivable Securitization Program section. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. Certain LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of June 30, 2014, the Company had $19.5 million of letters of credit outstanding (including $17.5 million which were issued under the previously described accounts receivable securitization facility), of which $1.4 million were collateralized by restricted cash under the LC Agreements. The Company had up to $58.6 million available as of June 30, 2014 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The Company has programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of the self-insurance program previously discussed. Surety bonds outstanding under the uncollateralized bond program related to the Company’s self-insurance program totaled $56.1 million as of June 30, 2014. The Company was not required to collateralize bonds under its self-insurance program as of June 30, 2014.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment (tractors and trailers primarily used in ABF Freight’s operations) through promissory note arrangements, including $22.8 million of revenue equipment in the six months ended June 30, 2014. The future payments due under note payable arrangements are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long-term debt. The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The present values of net minimum lease payments under the capital leases are recorded in long-term debt. The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of June 30, 2014. The Company’s 2013 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
	(in thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years

Balance sheet obligations:
Term Loan, including interest(1)	$80,839	$16,056	$64,783	$—	$—
Notes payable, including interest(2)	37,741	20,036	17,247	458	—
Capital lease obligations, including interest(2)	5,164	1,927	2,650	451	136
Postretirement health expenditures(3)	8,681	602	1,384	1,668	5,027
Deferred salary distributions(4)	7,148	963	1,528	1,108	3,549
Supplemental pension distributions(5)	8,277	—	1,235	5,900	1,142
Voluntary savings plan distributions(6)	2,799	116	326	204	2,153
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	57,037	14,156	19,447	11,987	11,447
Purchase obligations(8)	71,907	61,184	7,048	3,675	—
Total contractual obligations	$279,593	$115,040	$115,648	$25,451	$23,454

(1)   Represents payments under the Term Loan discussed in Financing Arrangements section of Liquidity and Capital Resources. The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future payments due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of June 30, 2014 totaled $77.5 million.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(3)   Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $16.6 million as of June 30, 2014.

(4)   Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $4.9 million as of June 30, 2014.

(5)   Represents projected distributions under the unfunded supplemental benefit plan (“SBP”). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.2 million as of June 30, 2014.

(6)   Represents elective distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, or disability of current employees.

(7) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of June 30, 2014, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $55.7 million for facilities and $1.3 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to revenue equipment used primarily in ABF Freight’s operations, other equipment, the planned purchase in early 2015 of an office building currently under construction to replace leased space for the operations of Panther, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2014. Purchase obligations for revenue equipment and other equipment are included in the Company’s 2014 capital expenditure plan.

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

To support growth of its operating subsidiaries, on May 30, 2014, the Company announced that it plans to construct a new corporate headquarters facility. With groundbreaking expected in late 2014, the majority of the construction expenditures will be made in 2015.

The Company made no contributions to its nonunion defined benefit pension plan during the three months ended June 30, 2014 and, based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2014 (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $166.6 million at June 30, 2014. General economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF Freight receives for its services, could affect the Company’s ability to maintain cash, cash equivalents, and short-term investments on hand and generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement or accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On July 24, 2014, the Company’s Board of Directors declared a dividend of $0.03 per share payable to stockholders of record as of August 7, 2014.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of June 30, 2014.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $33.7 million from December 31, 2013 to June 30, 2014, primarily due to increased business levels in June 2014 compared to December 2013.

Accounts Payable

Accounts payable increased $32.1 million from December 31, 2013 to June 30, 2014, primarily due to increased business levels in June 2014 compared to December 2013. Accounts payable as of June 30, 2014 also includes $6.9 million in accruals primarily for revenue equipment received by ABF Freight, compared to $0.3 million as of December 31, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations of $71.9 million and future minimum rental commitments, net of noncancelable subleases, of $57.0 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Income Taxes

The Company had an effective tax rate of 37.1% and 34.8% for the three and six months ended June 30, 2014, respectively, compared to an effective tax rate of 38.0% and a tax benefit rate of 44.8% for the three and six months ended June 30, 2013, respectively. As further discussed below, the effective tax rate for the three- and six-month periods ended June 30, 2014 reflect a 2.4% and 3.8% benefit, respectively, from the net reduction of approximately $0.7 million in the valuation allowance on foreign tax credit carryovers. The effective rate during the first six months of 2013 was impacted by a 3.3% benefit from the $0.5 million year-to-date 2013 alternative fuel tax credit and a 5.9% benefit from the retroactive reinstatement of the 2012 alternative fuel tax credit which resulted in recognition of a $0.9 million benefit during the period. The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full-year 2014 tax rate to vary significantly from the statutory rate.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

At June 30, 2014, the Company had net deferred tax liabilities after valuation allowances of $22.0 million. The Company evaluated the need for a valuation allowance for deferred tax assets at June 30, 2014 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies.  As of June 30, 2014, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. The Company had taxable income in 2013. Furthermore, in the event that the Company incurred a loss, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

Valuation allowances for deferred tax assets totaled $0.3 million and $1.0 million at June 30, 2014 and December 31, 2013, respectively. The $0.7 million reduction primarily reflects the decrease in the allowance relating to foreign tax credit tax carryovers. Due to increased profitability of the Company’s foreign entities in the current period and anticipated future income, management considered the valuation allowance on foreign tax credit carryovers was no longer necessary. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2014, income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2014, the Company made $6.0 million of federal, state, and foreign tax payments and received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks.

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

There have been no material changes in the Company’s critical accounting policies during the three months ended June 30, 2014. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements.

In May 2014, the Financial Accounting Standards Board issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The new standard will be effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

Management believes that there is no other new accounting guidance adopted but not yet effective that is relevant to the financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: general economic conditions and related shifts in market demand that impact the performance and needs of industries served by the Company’s subsidiaries and/or limit access of the Company’s customers to adequate financial resources; unfavorable terms of or the inability to reach agreement on future collective bargaining agreements or a workforce stoppage by employees covered under ABF Freight’s collective bargaining agreement; relationships with employees, including unions; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; competitive initiatives, pricing pressures, and the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges; availability of fuel; default on covenants of financing arrangements and the availability and terms of future financing arrangements; availability and cost of reliable third-party services; disruptions or failures of services essential to the operation of our business or the use of information technology platforms in our business; timing and amount of capital expenditures, increased prices for and decreased availability of new revenue equipment, and decreases in value of used revenue equipment; future costs of operating expenses such as maintenance and fuel and related taxes; self-insurance claims and insurance premium costs; governmental regulations and policies, including environmental laws and regulations; potential impairment of goodwill and intangible assets; the impact of the Company’s brands and corporate reputation; the cost, timing, and performance of growth initiatives; the cost, integration, and performance of any future acquisitions; the costs of continuing investments in technology, a failure of our information systems, and the impact of cyber incidents; weather conditions; and other financial, operational, and legal risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission public filings.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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

The Company has a program to repurchase $75.0 million of its common stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of June 30, 2014, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the six months ended June 30, 2014.

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

*                 Filed herewith.

**          Furnished herewith.

Note: Arkansas Best Corporation changed its name to ArcBest Corporation in second quarter 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: August 8, 2014	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer and Principal Executive Officer

Date: August 8, 2014	/s/ Michael E. Newcity
Michael E. Newcity
Senior Vice President — Chief Financial Officer,
Principal Financial Officer, and Chief Information Officer