Form 10-Q
period 2014-09-30
ARCBEST CORP /DE/
filed 2014-11-07
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.01 par value	26,034,171 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2014	2013
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159,382	$105,354
Short-term investments	43,858	35,906
Restricted cash, cash equivalents, and short-term investments	1,385	1,902
Accounts receivable, less allowances (2014 — $5,613; 2013 — $4,533)	243,099	202,540
Other accounts receivable, less allowances (2014 — $1,676; 2013 — $1,422)	6,144	7,272
Prepaid expenses	17,542	19,016
Deferred income taxes	43,352	37,482
Prepaid and refundable income taxes	2,262	2,061
Other	7,489	6,952
TOTAL CURRENT ASSETS	524,513	418,485
PROPERTY, PLANT AND EQUIPMENT
Land and structures	250,816	245,805
Revenue equipment	629,791	589,902
Service, office, and other equipment	128,645	124,303
Software	113,770	110,998
Leasehold improvements	23,941	23,582
	1,146,963	1,094,590
Less allowances for depreciation and amortization	735,090	700,193
PROPERTY, PLANT AND EQUIPMENT, net	411,873	394,397

GOODWILL	77,078	76,448

INTANGIBLE ASSETS, net	73,919	75,387

OTHER ASSETS	53,184	52,609
TOTAL ASSETS	$1,140,567	$1,017,326

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$15,914	$13,609
Accounts payable	135,022	89,091
Income taxes payable	16,809	1,782
Accrued expenses	187,682	173,622
Current portion of long-term debt	40,088	31,513
TOTAL CURRENT LIABILITIES	395,515	309,617
LONG-TERM DEBT, less current portion	85,735	81,332
PENSION AND POSTRETIREMENT LIABILITIES	37,272	26,847
OTHER LIABILITIES	14,482	15,041
DEFERRED INCOME TAXES	56,481	64,028
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2014: 27,697,264 shares; 2013: 27,507,241 shares	277	275
Additional paid-in capital	301,365	296,133
Retained earnings	325,910	296,735
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(18,700)	(14,912)
TOTAL STOCKHOLDERS’ EQUITY	551,082	520,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,140,567	$1,017,326

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Unaudited)
	(in thousands, except share and per share data)

REVENUES	$711,295	$623,414	$1,947,845	$1,720,999

OPERATING EXPENSES	678,354	602,912	1,896,655	1,715,431

OPERATING INCOME	32,941	20,502	51,190	5,568

OTHER INCOME (COSTS)
Interest and dividend income	215	167	600	499
Interest and other related financing costs	(834)	(993)	(2,367)	(3,279)
Other, net	234	1,328	1,549	2,778
	(385)	502	(218)	(2)

INCOME BEFORE INCOME TAXES	32,556	21,004	50,972	5,566

INCOME TAX PROVISION	12,938	7,022	19,339	101

NET INCOME	$19,618	$13,982	$31,633	$5,465

EARNINGS PER COMMON SHARE
Basic	$0.72	$0.52	$1.16	$0.20
Diluted	$0.72	$0.52	$1.16	$0.20

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,054,678	25,736,810	25,979,555	25,690,184
Diluted	26,054,678	25,736,810	25,980,008	25,690,184

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.03	$0.03	$0.09	$0.09

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Unaudited)
	(in thousands)

NET INCOME	$19,618	$13,982	$31,633	$5,465

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Pension and other postretirement benefit plans:
Net gain from curtailment, net of tax of: (2013 — Nine-month period $11,384)	—	—	—	17,878
Net actuarial gain (loss), net of tax of: (2014 — Three-month period $1,651, Nine-month period $5,139; 2013 — Three-month period $1,503, Nine-month period $8,121)	(2,595)	2,359	(8,072)	12,755
Pension settlement expense, net of tax of: (2014 — Three-month period $313, Nine-month period $2,102; 2013 — Three- and Nine-month periods $713)	492	1,121	3,303	1,121
Amortization of unrecognized net periodic benefit costs, net of tax of: (2014 — Three-month period $244, Nine-month period $711; 2013 — Three- month period $433, Nine-month period $2,662)
Net actuarial loss	413	709	1,202	4,267
Prior service credit	(29)	(29)	(87)	(87)
Foreign currency translation:
Change in foreign currency translation, net of tax of: (2014 — Three-month period $126, Nine-month period $85; 2013 — Three-month period $66, Nine-month period $21)	(198)	103	(134)	(32)
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(1,917)	4,263	(3,788)	35,902
TOTAL COMPREHENSIVE INCOME	$17,701	$18,245	$27,845	$41,367

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)

Balances at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461
Net income				31,633				31,633
Other comprehensive loss, net of tax							(3,788)	(3,788)
Issuance of common stock under share-based compensation plans	190	2	1,032					1,034
Tax effect of share-based compensation plans			(1,162)					(1,162)
Share-based compensation expense			5,362					5,362
Dividends declared on common stock				(2,458)				(2,458)
Balances at September 30, 2014	27,697	$277	$301,365	$325,910	1,678	$(57,770)	$(18,700)	$551,082

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2014	2013
	(Unaudited)
	(in thousands)

OPERATING ACTIVITIES
Net income	$31,633	$5,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,613	64,439
Amortization of intangibles	3,242	3,130
Pension settlement expense	5,405	1,834
Share-based compensation expense	5,362	3,579
Provision for losses on accounts receivable	1,647	1,658
Deferred income tax benefit	(7,409)	(5,770)
Gain on sale of property and equipment	(597)	(486)
Changes in operating assets and liabilities:
Receivables	(41,180)	(36,513)
Prepaid expenses	1,477	1,768
Other assets	(1,081)	(1,557)
Income taxes	9,981	6,868
Accounts payable, accrued expenses, and other liabilities	49,108	21,836
NET CASH PROVIDED BY OPERATING ACTIVITIES	118,201	66,251

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(23,756)	(13,078)
Proceeds from sale of property and equipment	2,701	1,857
Purchases of short-term investments	(25,347)	(21,230)
Proceeds from sale of short-term investments	17,478	21,713
Business acquisitions, net of cash acquired	(2,647)	(4,146)
Capitalization of internally developed software	(6,016)	(5,959)
NET CASH USED IN INVESTING ACTIVITIES	(37,587)	(20,843)

FINANCING ACTIVITIES
Payments on long-term debt	(28,024)	(31,775)
Net change in bank overdraft	2,304	(2,002)
Net change in restricted cash, cash equivalents, and short-term investments	517	7,757
Deferred financing costs	(61)	(61)
Payment of common stock dividends	(2,458)	(2,418)
Proceeds from the exercise of stock options	1,136	—
NET CASH USED IN FINANCING ACTIVITIES	(26,586)	(28,499)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,028	16,909
Cash and cash equivalents at beginning of period	105,354	90,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$159,382	$107,611

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$9,632	$264
Equipment financed	$41,002	$36

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

ABF Freight represented approximately 73% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2014. As of September 2014, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

On April 30, 2014, the Company acquired a privately-owned business for net cash consideration of $2.7 million. The acquired business is reported within the FleetNet reporting segment. On May 31, 2013, the Company acquired a privately-owned business for net cash consideration of $4.1 million. The acquired business is included in the ABF Moving segment. As these acquired businesses are not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10-K and other current filings with the Commission. The consolidated financial statements as of September 30, 2014 were affected by pension settlement expense related to the Company’s nonunion defined pension plan (see Note F). In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

In August 2014, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 205 with the addition of Presentation of Financial Statements — Going Concern (Subtopic 205-40). The Subtopic requires an entity’s management to assess conditions and events to determine the entity’s ability to continue as a going concern for each annual and interim reporting period for which financial statements are issued or available to be issued. The new amendment is effective for the annual period ending December 31, 2016 and is not expected to have an impact on the Company’s financial statement disclosures.

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	September 30	December 31
	2014	2013
	(in thousands)

Cash and cash equivalents
Cash deposits(1)	$108,473	$63,547
Variable rate demand notes(1)(2)	16,307	29,706
Money market funds(3)	34,602	12,101
	$159,382	$105,354

Short-term investments
Certificates of deposit(1)	$43,858	$35,906

Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$1,385	$1,902

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

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At September 30, 2014 and December 31, 2013, cash, cash equivalents, and certificates of deposit of $58.0 million and $49.4 million, respectively, were not FDIC insured.

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

The fair value of the Company’s Term Loan and note payable debt obligations (see Note E) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	September 30		December 31
	2014		2013
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term Loan(1)	$73,750	$73,750	$83,750	$83,750
Notes payable(2)	49,387	49,327	22,082	22,092
	$123,137	$123,077	$105,832	$105,842

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

Financial Assets Measured at Fair Value

The following table presents the assets that are measured at fair value on a recurring basis, based upon quoted prices for identical assets in active markets (Level 1 of the fair value hierarchy):

	September 30	December 31
	2014	2013
	(in thousands)

Money market funds(1)	$34,602	$12,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)	2,815	3,063
	$37,417	$15,164

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

				Emergency &
		Household Goods		Preventative
		Moving Services	Premium Logistics	Maintenance
	Total	(ABF Moving)	(Panther)	(FleetNet)
		(in thousands)

Balances at December 31, 2013	$76,448	$5,352	$71,096	$—
Goodwill acquired	630	—	—	630
Balances at September 30, 2014	$77,078	$5,352	$71,096	$630

The $0.6 million of goodwill related to the April 30, 2014 acquisition of a privately-owned business included in the FleetNet segment is expected to be fully deductible for tax purposes.

Intangible assets consisted of the following:

			September 30, 2014			December 31, 2013
	Weighted Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)		(in thousands)			(in thousands)

Finite-lived intangible assets
Customer relationships	14	$44,242	$7,167	$37,075	$43,500	$4,790	$38,710
Driver network	3	3,200	2,444	756	3,200	1,645	1,555
Other	8	1,032	66	966	—	—	—
	13	48,474	9,677	38,797	46,700	6,435	40,265

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$83,596	$9,677	$73,919	$81,822	$6,435	$75,387

Intangible amortization expense totaled $1.1 million and $3.2 million for the three and nine months ended September 30, 2014, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2013, respectively. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3 million and $4 million per year for the years ending December 31, 2014 through 2018.

NOTE D — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and nine months ended September 30, 2014 was 39.7% and 37.9%, respectively. For the nine months ended September 30, 2014, the tax rate reflects a 1.4% benefit from the reversal of the valuation allowance on foreign tax credit carryovers. The effective tax rate for the three and nine months ended September 30, 2013 was 33.4% and 1.8%, respectively. For the nine months ended September 30, 2013, the tax rate reflects a net benefit of 30.7% for the retroactive reinstatement in January 2013 of the alternative fuel tax credit that had previously expired on December 31, 2011. The alternative fuel tax credit expired again on December 31, 2013 and will not be available in 2014, unless it is extended by legislative act.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

In addition to the full reversal of the valuation allowance on foreign tax credit carryovers in the first nine months of 2014, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, and the effect of future state tax rate changes.

As of September 30, 2014, the Company’s deferred tax liabilities which will reverse in future years exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2014 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

During the nine months ended September 30, 2014, the Company received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks, and the Company paid federal, state and foreign income taxes of $15.8 million.

NOTE E — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement (further described in Financing Arrangements within this Note) and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	September 30	December 31
	2014	2013
	(in thousands)

Term Loan (interest rate of 1.4% at September 30, 2014)	$73,750	$83,750
Notes payable (weighted average interest rate of 2.1% at September 30, 2014)	49,387	22,082
Capital lease obligations (weighted average interest rate of 5.0% at September 30, 2014)	2,686	7,013
	125,823	112,845
Less current portion	40,088	31,513
Long-term debt, less current portion	$85,735	$81,332

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Scheduled maturities of long-term debt obligations as of September 30, 2014 were as follows:

		Term	Notes	Capital Lease
	Total	Loan(1)	Payable	Obligations(2)
	(in thousands)

Due in one year or less	$42,012	$16,670	$24,328	$1,014
Due after one year through two years	34,025	18,759	14,109	1,157
Due after two years through three years	53,895	41,481	12,197	217
Due after three years through four years	224	—	—	224
Due after four years through five years	231	—	—	231
Due after five years	78	—	—	78
Total payments	130,465	76,910	50,634	2,921
Less amounts representing interest	4,642	3,160	1,247	235
Long-term debt	$125,823	$73,750	$49,387	$2,686

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

Assets securitizing notes payable or held under capital leases were included in property, plant and equipment as follows:

	September 30	December 31
	2014	2013(1)
	(in thousands)

Revenue equipment	$83,622	$58,613
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	1,759	1,758
Total assets securitizing notes payable or held under capital leases	87,175	62,165
Less accumulated depreciation and amortization(2)	28,000	26,847
Net assets securitizing notes payable or held under capital leases	$59,175	$35,318

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

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther. The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. However, borrowings under the revolving commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Note. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with such assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of September 30, 2014, the Company was in compliance with the covenants.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $18.2 million and $41.0 million of revenue equipment in the three and nine months ended September 30, 2014, respectively. The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements, but did not enter into such agreements in the nine months ended September 30, 2014.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2014, the Company was in compliance with the covenants. There have been no borrowings under this facility. The Company is in the process of negotiating an extension of the facility prior to its maturity date.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of September 30, 2014, standby letters of credit of $17.8 million have been issued under the facility, which resulted in available borrowing capacity of $57.2 million.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. Certain LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2014 and December 31, 2013, the Company had letters of credit outstanding of $19.8 million and $22.8 million, respectively, (including $17.8 million and $20.3 million, respectively, which were issued under the accounts receivable securitization facility previously described within this Note) of which $1.4 million and $1.9 million, respectively, were collateralized by restricted cash under the LC Agreements. The Company had up to $58.6 million available as of September 30, 2014 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of the self-insurance program previously discussed within this Note. Surety bonds outstanding under the uncollateralized bond program related to the Company’s self-insurance program totaled $43.8 million as of September 30, 2014 and December 31, 2013. The Company was not required to collateralize bonds under its self-insurance program as of September 30, 2014. As of December 31, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $12.7 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Interest Rate Swap

On November 5, 2014, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, beginning in January 2015, the Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap agreement was entered in contemplation of a probable financing transaction to amend and increase borrowing capacity under the Credit Agreement.

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)

Service cost	$—	$—	$—	$—	$70	$82
Interest cost	1,401	2,039	49	37	197	188
Expected return on plan assets	(2,544)	(3,438)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	805	1,834	—	—	—	—
Amortization of net actuarial loss	595	961	57	65	23	134
Net periodic benefit cost	$257	$1,396	$106	$102	$243	$357

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)

Service cost	$—	$4,734	$—	$—	$210	$248
Interest cost	4,643	5,884	147	112	591	563
Expected return on plan assets	(7,980)	(9,747)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(142)	(142)
Pension settlement expense	5,405	1,834	—	—	—	—
Amortization of net actuarial loss	1,729	6,388	170	195	69	401
Net periodic benefit cost	$3,797	$9,093	$317	$307	$728	$1,070

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

The June 2013 amendment to the nonunion defined benefit pension plan resulted in a plan curtailment which was recorded as of June 30, 2013. The freeze of the accrual of benefits effective as of July 1, 2013 and the reduction of the projected benefit obligation (“PBO”) upon plan curtailment eliminated the service cost of the plan and reduced the interest cost of the

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

plan for periods subsequent to the curtailment. Because lump-sum benefit distributions year-to-date through September 30, 2013 exceeded the total annual service and interest costs that were estimated for the plan, the Company recognized pension settlement expense for the three and nine months ended September 30, 2013 of $1.8 million (pre-tax) related to the year-to-date lump-sum benefit distributions.

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

Because the total lump-sum distributions plus the nonparticipating annuity contract purchase amount will exceed the annual interest costs of the plan in 2014, the Company recognized total settlement expense as a component of net periodic benefit cost for the nine months ended September 30, 2014 related to the $25.4 million nonparticipating annuity contract purchase and lump-sum distributions which amounted to $6.3 million and $28.8 million for the three and nine months ended September 30, 2014, respectively. Pension settlement expense which totaled $0.8 million (pre-tax), or $0.5 million (after-tax), and $5.4 million (pre-tax), or $3.3 million (after-tax), was recognized for the three and nine months ended September 30, 2014, respectively, with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre-tax unrecognized net actuarial loss of $22.1 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2014.

The following table discloses the changes in the PBO and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2014:

Nonunion Defined
Benefit Pension Plan
(in thousands)

Change in projected benefit obligation
Projected benefit obligation at December 31, 2013	$211,660
Interest cost	4,643
Actuarial loss(1)	10,413
Benefits paid(2)	(54,593)
Projected benefit obligation at September 30, 2014	172,123
Change in plan assets
Fair value of plan assets at December 31, 2013	207,613
Actual return on plan assets	5,182
Benefits paid(2)	(54,593)
Fair value of plan assets at September 30, 2014	158,202

Funded status at September 30, 2014(3)	$(13,921)

Accumulated benefit obligation	$172,123

(1)         Net actuarial loss from remeasurement upon settlements was primarily impacted by changes in the discount rate at each remeasurement date. The discount rate used to remeasure the PBO upon settlement at the September 30, 2014 measurement date was 3.4%, compared to 3.8% at the December 31, 2013 measurement date.

(2)         Includes purchase of nonparticipating annuity contract, lump-sum distributions, and periodic payments made by the plan during the nine months ended September 30, 2014.

(3)         Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at September 30, 2014.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2014, based upon currently available actuarial information. The Highway and Transportation Funding Act of 2014 (the “HTFA”), which was signed into law on August 8, 2014, delayed the expansion of the corridor of interest rates used in the calculation of minimum funding requirements for defined benefit pension plans, which will produce higher actuarial valuation interest rates thus lowering liabilities and funding requirements. In accordance with the HTFA, the January 1, 2014 actuarial valuation of the Company’s nonunion defined benefit pension plan was reperformed, resulting in an adjusted funding target attainment percentage (“AFTAP”) of 112.3% as of the valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

Supplemental Benefit Plan

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The SBP was closed to new entrants effective January 1, 2006, and the accrual of benefits for remaining participants under the SBP was frozen effective December 31, 2009.

The lump-sum benefit to be paid to a participant of the SBP who retired subsequent to September 30, 2014 will exceed the annual interest cost of the plan and, therefore, the Company will record pension settlement expense related to the SBP in fourth quarter 2014.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE G — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	September 30	December 31
	2014	2013
	(in thousands)

Pre-tax amounts:
Unrecognized net periodic benefit costs	$(23,025)	$(17,044)
Foreign currency translation	(1,082)	(863)
	$(24,107)	$(17,907)

After-tax amounts:
Unrecognized net periodic benefit costs	$(18,040)	$(14,386)
Foreign currency translation	(660)	(526)
	$(18,700)	$(14,912)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2014:

		Unrecognized	Foreign
		Net Periodic	Currency
	Total	Benefit Costs	Translation
	(in thousands)

Balances at December 31, 2013	$(14,912)	$(14,386)	$(526)
Other comprehensive loss before reclassifications	(8,206)	(8,072)	(134)
Amounts reclassified from accumulated other comprehensive loss	4,418	4,418	—
Net current-period other comprehensive loss	(3,788)	(3,654)	(134)

Balances at September 30, 2014	$(18,700)	$(18,040)	$(660)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the nine months ended September 30, 2014:

Unrecognized
Net Periodic
Benefit Costs(1) (2)
(in thousands)

Amortization of net actuarial loss	$(1,968)
Amortization of prior service credit	142
Pension settlement expense	(5,405)
Total, pre-tax	(7,231)
Tax benefit	2,813
Total, net of tax	$(4,418)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2014		2013
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)

First quarter	$0.03	$819	$0.03	$807
Second quarter	$0.03	$816	$0.03	$806
Third quarter	$0.03	$823	$0.03	$805

On October 24, 2014, the Company’s Board of Directors declared a dividend of $0.06 per share payable to stockholders of record as of November 7, 2014.

NOTE H — SHARE-BASED COMPENSATION

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding — January 1, 2014	1,443,460
Granted	216,450
Vested	(219,351)
Forfeited	(33,548)
Outstanding — September 30, 2014	1,407,011

The restricted stock units granted during the period had a weighted-average grant date fair value of $39.86 per share.

Stock Options

Of the 35,730 stock options outstanding at December 31, 2013, which had a weighted average exercise price of $29.10, 35,530 were exercised and 200 were forfeited as of January 31, 2014, which was the expiration date of the Company’s stock options. No stock options have been granted since 2004. As of September 30, 2014, the Company had not elected to treat any exercised options as employer Stock Appreciation Rights (“SARs”) and no employee SARs had been granted.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(in thousands, except share and per share data)

Basic
Numerator:
Net income	$19,618	$13,982	$31,633	$5,465
Effect of unvested restricted stock unit awards	(981)	(585)	(1,591)	(243)
Adjusted net income	$18,637	$13,397	$30,042	$5,222
Denominator:
Weighted-average shares	26,054,678	25,736,810	25,979,555	25,690,184
Earnings per common share	$0.72	$0.52	$1.16	$0.20

Diluted
Numerator:
Net income	$19,618	$13,982	$31,633	$5,465
Effect of unvested restricted stock unit awards	(981)	(585)	(1,591)	(243)
Adjusted net income	$18,637	$13,397	$30,042	$5,222
Denominator:
Weighted-average shares	26,054,678	25,736,810	25,979,555	25,690,184
Effect of dilutive securities	—	—	453	—
Adjusted weighted-average shares and assumed conversions	26,054,678	25,736,810	25,980,008	25,690,184
Earnings per common share	$0.72	$0.52	$1.16	$0.20

Under the two-class method of calculating earnings per share, nonforfeitable dividends paid and a portion of undistributed net income are allocated to unvested restricted stock units, which are considered participating securities. Outstanding stock awards of 0.7 million for the three- and nine-month periods ended September 30, 2014, and outstanding stock awards of 0.8 million for the same periods of 2013, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share calculated under the treasury stock method.

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

ARCBEST CORPORATION

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

•                  Emergency & Preventative Maintenance (FleetNet) includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and equipment services for commercial vehicles through a network of third-party service providers. For 2014, since the acquisition date, FleetNet includes the results of the privately-owned business acquired on April 30, 2014 (see Note A). FleetNet provides services to the ABF Freight and Panther segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

•                  Household Goods Moving Services (ABF Moving) includes the results of operations of the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. For 2014 and since the acquisition date for 2013, ABF Moving includes the results of the privately-owned business acquired on May 31, 2013 (see Note A). Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight segment at cost. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

Operations of ABF Moving are impacted by seasonal fluctuations, resulting in higher business levels in the second and third calendar quarters of the year as the demand for moving services is typically higher in the summer months.

The Company’s other business activities and operating segments that are not reportable include ArcBest Corporation and other subsidiaries. Certain costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$523,351	$471,031	$1,445,079	$1,325,062
Premium Logistics (Panther)	82,784	65,851	236,435	179,533
Emergency & Preventative Maintenance (FleetNet)	40,117	37,047	120,123	102,504
Transportation Management (ABF Logistics)	40,672	28,669	105,882	74,554
Household Goods Moving Services (ABF Moving)	35,338	30,530	72,943	65,358
Other and eliminations	(10,967)	(9,714)	(32,617)	(26,012)
Total consolidated revenues	$711,295	$623,414	$1,947,845	$1,720,999

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$294,826	$276,683	$835,354	$816,502
Fuel, supplies, and expenses	91,406	84,714	275,473	250,486
Operating taxes and licenses	11,262	10,864	34,525	32,793
Insurance	6,498	6,858	17,859	17,410
Communications and utilities	3,768	3,724	11,741	11,535
Depreciation and amortization	17,746	17,621	50,925	56,162
Rents and purchased transportation	69,985	50,507	172,954	133,236
Gain on sale of property and equipment	(333)	(93)	(576)	(487)
Pension settlement expense	627	1,612	4,224	1,612
Other	2,829	1,325	7,211	5,649
Total Freight Transportation (ABF Freight)	498,614	453,815	1,409,690	1,324,898

Premium Logistics (Panther)
Purchased transportation	61,298	50,220	176,057	137,489
Depreciation and amortization(1)	2,891	2,665	8,465	7,809
Salaries, benefits, insurance, and other	14,476	9,864	40,072	30,490
Total Premium Logistics (Panther)	78,665	62,749	224,594	175,788

Emergency & Preventative Maintenance (FleetNet)	39,378	36,202	117,283	100,137
Transportation Management (ABF Logistics)	39,612	28,128	103,433	72,990
Household Goods Moving Services (ABF Moving)	32,029	28,695	69,852	62,806
Other and eliminations	(9,944)	(6,677)	(28,197)	(21,188)
Total consolidated operating expenses	$678,354	$602,912	$1,896,655	$1,715,431

OPERATING INCOME
Freight Transportation (ABF Freight)	$24,737	$17,216	$35,389	$164
Premium Logistics (Panther)	4,119	3,102	11,841	3,745
Emergency & Preventative Maintenance (FleetNet)	739	845	2,840	2,367
Transportation Management (ABF Logistics)	1,060	541	2,449	1,564
Household Goods Moving Services (ABF Moving)	3,309	1,835	3,091	2,552
Other and eliminations	(1,023)	(3,037)	(4,420)	(4,824)
Total consolidated operating income	$32,941	$20,502	$51,190	$5,568

OTHER INCOME (COSTS)
Interest and dividend income	$215	$167	$600	$499
Interest and other related financing costs	(834)	(993)	(2,367)	(3,279)
Other, net(2)	234	1,328	1,549	2,778
Total other income (costs)	(385)	502	(218)	(2)
INCOME BEFORE INCOME TAXES	$32,556	$21,004	$50,972	$5,566

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (“the CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site, it is unlikely that this matter will result in any requirement for remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at September 30, 2014 in connection with this matter.

At September 30, 2014 and December 31, 2013, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$523,351	$471,031	$1,445,079	$1,325,062
Premium Logistics (Panther)	82,784	65,851	236,435	179,533
Emergency & Preventative Maintenance (FleetNet)	40,117	37,047	120,123	102,504
Transportation Management (ABF Logistics)	40,672	28,669	105,882	74,554
Household Goods Moving Services (ABF Moving)	35,338	30,530	72,943	65,358
Other and eliminations	(10,967)	(9,714)	(32,617)	(26,012)
Total consolidated revenues	$711,295	$623,414	$1,947,845	$1,720,999

OPERATING INCOME
Freight Transportation (ABF Freight)	$24,737	$17,216	$35,389	$164
Premium Logistics (Panther)	4,119	3,102	11,841	3,745
Emergency & Preventative Maintenance (FleetNet)	739	845	2,840	2,367
Transportation Management (ABF Logistics)	1,060	541	2,449	1,564
Household Goods Moving Services (ABF Moving)	3,309	1,835	3,091	2,552
Other and eliminations	(1,023)	(3,037)	(4,420)	(4,824)
Total consolidated operating income	$32,941	$20,502	$51,190	$5,568

NET INCOME	$19,618	$13,982	$31,633	$5,465

DILUTED EARNINGS PER SHARE	$0.72	$0.52	$1.16	$0.20

Consolidated revenues for the three and nine months ended September 30, 2014 increased 14.1% and 13.2%, respectively, compared to the same prior-year periods, with all segments reporting revenue improvement. The non-asset-based businesses which, on a combined basis, grew 22.7% and 26.9% for the three- and nine-month periods, respectively, above the same periods of 2013, benefited from strong business volumes and improved margins. Total non-asset-based segments generated approximately 28% and 27% of the Company’s total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2014, respectively. ABF Freight (asset-based business) revenues increased 11.1% and 9.1% in the three and nine months ended September 30, 2014, respectively, compared to the same periods of 2013, due to higher tonnage levels and improved yields, as measured by billed revenue per hundredweight, including fuel surcharges. ABF Freight revenues for the nine months ended September 30, 2014 were negatively impacted by the effect of severe winter weather on tonnage levels in the first quarter of 2014.

Consolidated operating results for the three and nine months ended September 30, 2014 improved versus the comparable prior-year periods, influenced by the impact of higher revenues combined with cost reductions associated with ABF Freight’s collective bargaining agreement that was implemented on November 3, 2013. The consolidated operating income, net income, and per share amounts for the three and nine months ended September 30, 2014 and 2013 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

Consolidated operating results were also impacted by pension settlement charges related to the Company’s nonunion defined benefit pension plan and tax adjustments related to fuel tax credits and decreases in deferred tax valuation allowances. For the three and nine months ended September 30, 2014, the Company incurred pension settlement charges of $0.8 million and $5.4 million (pre-tax), or $0.5 million and $3.3 million (after-tax) and $0.02 and $0.13 per share, for the respective periods, versus $1.8 million (pre-tax), or $1.1 million (after-tax) and $0.04 per share, for the three and nine months ended September 30, 2013. (See discussion of the nonunion pension plan and pension settlement expense in Note F

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) In the fourth quarter of 2014, the Company expects to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to range between $1.0 million and $2.0 million; however, the amount of quarterly settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the accumulated benefit obligation of the plan upon settlement. Consolidated operating results were positively impacted by tax benefits of $0.7 million or $0.03 per share related to decreases in deferred tax asset valuation allowances for the nine months ended September 30, 2014, compared to tax credits and benefits of $2.5 million or $0.09 per share related to alternative fuel tax credits and decreases in deferred tax asset valuation allowances for the same period of 2013. Consolidated operating results for third quarter 2013 benefited from alternative fuel tax credits and decreases in deferred tax asset valuation allowances of $0.8 million or $0.03 per share, with no comparable tax adjustments in third quarter 2014.

Because the Company’s unvested restricted stock units contain rights for the award holder to receive nonforfeitable dividends, they are considered “participating securities”; and, therefore, the Company is required to use the two-class method for determining earnings per share. Under this two-class method, a portion of net income and the amount of dividends paid on the unvested restricted stock units are deducted from net earnings and allocated to the unvested restricted stock units based on the proportion of weighted-average unvested restricted stock units to the total of weighted-average common stock outstanding plus the weighted-average unvested restricted stock units. The remainder of net earnings (or adjusted net earnings) is used for calculating earnings per share available to common stock. The amount of earnings allocated to restricted stock units (i.e., the amount of earnings deducted from total net earnings and not used in the calculation of earnings per share available to common stockholders), depends on the relationship of the number of unvested restricted stock units to weighted-average common stock outstanding, and this allocated earnings amount would also change as net earnings changes. Due to the increase in net earnings, the effect of allocating earnings to restricted stock units reduced earnings per share available to common stockholders by $0.03 and $0.06 in the three and nine months ended September 30, 2014, compared to $0.02 and $0.01 per share in the same prior-year periods, respectively. (See the calculation of earnings per share in Note I to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Consolidated Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(in thousands)
CONSOLIDATED EBITDA
Net income	$19,618	$13,982	$31,633	$5,465
Interest and other related financing costs	834	993	2,367	3,279
Income tax provision	12,938	7,022	19,339	101
Depreciation and amortization	22,177	21,569	63,855	67,569
Amortization of share-based compensation	1,694	1,095	5,362	3,579
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,480	2,994	7,373	8,818
EBITDA	$58,741	$47,655	$129,929	$88,811

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

ABF Freight represented approximately 72% and 73% of the Company’s total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2014, respectively. As of September 2014, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were fully realized immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Upon implementation of the ABF NMFA, applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA in 2013. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

In an ongoing effort to manage its cost structure to business levels, the Company routinely evaluates and modifies the ABF Freight network to reflect changes in customer demand and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight. During first quarter 2014, ABF Freight consolidated 22 smaller terminals into nearby facilities as part of a change of operations which the IBT approved in January 2014. The change of operations is part of an ongoing, dynamic network analysis that was initiated in 2013 along with other efforts to improve ABF Freight’s profitability. Combined with the consolidation of eight smaller terminals in the second half of 2013, the number of total ABF Freight service facilities has been reduced to 247. ABF Freight continues to directly serve customers in the markets it served prior to the network consolidation. The change of operations provides for improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s less-than-truckload (“LTL”) freight network. The costs associated with implementing the ABF Freight network adjustments were not material. While there can be no assurances, the Company expects continued expense savings associated with these network changes, the amount of which will fluctuate based on business levels and the profile and geographic mix of freight.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Tonnage

The level of tonnage managed by ABF Freight is directly affected by industrial production and manufacturing, residential and commercial construction, and consumer spending, primarily in the North American economy, and capacity in the trucking industry. ABF Freight’s operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. ABF Freight actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs and providing operational flexibility in order to respond with customized solutions.

ABF Freight’s tonnage levels for the three- and nine-month periods ended September 30, 2014 increased 6.4% and 5.7%, respectively, on a per-day basis compared to the same prior-year periods. The increases in year-over-year tonnage levels for the 2014 periods resulted primarily from improved economic conditions and additional LTL shipments associated with service and demand constraints in other transportation modes. Year-to-date 2014 tonnage growth occurred despite the negative impact of historically severe winter weather in January and February 2014 that disrupted operations, decreased shipments, and increased costs in the first quarter. While quarterly tonnage levels have fluctuated significantly in recent years, ABF Freight has experienced quarterly increases in year-over-year tonnage per day since fourth quarter 2012. The impact of general economic conditions and ABF Freight’s pricing approach, as further discussed in the following Pricing section, may continue to impact ABF Freight’s tonnage levels. As such, there can be no assurances that ABF Freight will achieve improvements in its current operating results. For the month of October 2014, average daily total tonnage for ABF Freight was approximately 11% above October 2013.

Pricing

Another key to ABF Freight’s operating results are the industry pricing environment which influences ABF Freight’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF Freight’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

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

Total billed revenue per hundredweight, including fuel surcharge, increased 3.0% and 2.7% during the three- and nine- month periods ended September 30, 2014, compared to the same prior-year periods. The year-over-year increases in the billed revenue per hundredweight measure were influenced by the March 2014 and May 2013 general rate increases and improvements in contractual and deferred pricing agreements that were renewed during the periods. In addition, changes in business mix, with a higher proportion of LTL-rated business combined with increased pricing on truckload-rated shipments, and profile changes, including higher class and increased length of haul, favorably impacted the billed revenue per hundredweight measure. For the month of October 2014, total billed revenue per hundredweight, including fuel surcharges, was consistent with the October 2013 measure, reflecting improved freight rates offset by the negative impact of changes in customer business mix and reduced fuel surcharge levels associated with lower diesel fuel prices. The revenue per hundredweight measure is discussed further in the ABF Freight Segment Results section of Results of Operations. Effective November 3, 2014, ABF Freight implemented a nominal general rate increase on its LTL base rate tariffs of 5.4%, although the amounts vary by lane and shipment characteristics. There can be no assurances that the current price improvement trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2014, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and health care benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF Freight’s operating expenses as salaries, wages, and benefits, amounted to 56.3% and 57.8% of ABF Freight’s revenue for the three and nine months ended September 30, 2014, respectively, compared to 58.7% and 61.6% for the same period of 2013. The improvement in labor costs as a percentage of revenue for the nine months ended September 30, 2014 primarily reflects the savings related to the ABF NMFA, offset in part by declines in productivity primarily reflecting the negative impact of a significantly higher proportion of inexperienced dock and city delivery employees to manage the tonnage growth. Labor costs and the productivity issues experienced by ABF Freight are discussed further in the ABF Freight Segment Results section of Results of Operations.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

ABF Freight Operating Expenses

Salaries, wages, and benefits	56.3%	58.7%	57.8%	61.6%
Fuel, supplies, and expenses	17.5	18.0	19.1	18.9
Operating taxes and licenses	2.2	2.3	2.4	2.5
Insurance	1.2	1.5	1.2	1.3
Communications and utilities	0.7	0.8	0.8	0.9
Depreciation and amortization	3.4	3.7	3.5	4.2
Rents and purchased transportation	13.4	10.7	12.0	10.1
Gain on sale of property and equipment	(0.1)	—	—	—
Pension settlement expense	0.1	0.3	0.3	0.1
Other	0.6	0.3	0.5	0.4
	95.3%	96.3%	97.6%	100.0%
ABF Freight Operating Income	4.7%	3.7%	2.4%	—

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2014(1)	2013(1)	% Change	2014(1)	2013(1)	% Change
Workdays	64.0	63.5		190.5	190.0
Billed revenue(1) per hundredweight, including fuel surcharges	$29.53	$28.67	3.0%	$28.54	$27.78	2.7%
Pounds	1,755,062,813	1,636,942,467	7.2%	5,070,469,284	4,786,109,875	5.9%
Pounds per day	27,422,856	25,778,622	6.4%	26,616,637	25,190,052	5.7%
Shipments per day	20,783	18,929	9.8%	19,554	18,360	6.5%
Shipments per DSY(2) hour	0.457	0.472	(3.2)%	0.456	0.474	(3.8)%
Pounds per DSY(2) hour	603.56	642.13	(6.0)%	621.23	650.13	(4.4)%
Pounds per shipment	1,320	1,362	(3.1)%	1,361	1,372	(0.8)%
Pounds per mile(3)	19.44	20.17	(3.6)%	20.18	20.31	(0.6)%

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Revenues

ABF’s revenues for the three and nine months ended September 30, 2014 totaled $523.4 million and $1,445.1 million, respectively, compared to $471.0 million and $1,325.1 million for the same periods in 2013. On a per-day basis, ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) increased 9.6% and 9.1% for the three and nine months ended September 30, 2014 compared to the same prior-year periods, primarily reflecting increases in tonnage per day of 6.4% and 5.7%, respectively. The revenue comparisons were also favorably impacted by increases of 3.0% and 2.7% in total billed revenue per hundredweight, including fuel surcharges, for the three and nine months ended September 30, 2014.

ABF Freight’s tonnage increases for the three and nine months ended September 30, 2014 were primarily attributable to the effect of an improved North American economy and additional LTL shipments associated with service and demand constraints in other transportation modes. The tonnage growth also reflects 9.8% and 6.5% increases in the number of shipments per day for the three- and nine-month periods ended September 30, 2014, respectively, compared to the same prior-year periods. The tonnage improvement ABF Freight experienced for the nine months ended September 30, 2014 occurred despite the negative impact of historically severe winter weather that disrupted operations and decreased shipments in first quarter 2014.

Effective March 24, 2014 and May 28, 2013, ABF Freight implemented a nominal general rate increase on its LTL base rate tariffs of 5.4% and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. For third quarter 2014, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 4% to 5% compared to the same prior-year period. Effective November 3, 2014, ABF Freight implemented a nominal general rate increase on its LTL base rate tariffs of 5.4%.

The increase in total billed revenue per hundredweight for the three and nine months ended September 30, 2014, compared to the same periods of 2013, reflects general rate increases and improvements in contractual and deferred pricing agreements, which ABF Freight secured in the midst of a favorable pricing environment. Improved pricing in 2014 reflects tightened industry capacity in the second and third quarters of 2014 and positive freight profile changes. The revenue per hundredweight measure was favorably influenced by a shift to a higher proportion of LTL-rated business combined with increased pricing on truckload-rated shipments. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL-rated business was estimated to be slightly positive in the three- and nine-month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The ABF Freight Overview section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ABF Freight Operating Income

For the three and nine months ended September 30, 2014, ABF Freight generated operating income of $24.7 million and $35.4 million, respectively, compared to $17.2 million and $0.2 million for the same periods in 2013. ABF Freight’s operating ratio for the three- and nine-month periods ended September 30, 2014 improved by 1.0 percentage point and 2.4 percentage points, respectively, primarily reflecting cost reductions associated with the ABF NMFA that was implemented on November 3, 2013, and the effect of revenue growth, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels, including fuel surcharges. ABF Freight’s improved operating results were partially offset by the impact of severe winter weather in first quarter 2014; DSY productivity issues that also impacted linehaul loading efficiencies, as further described in the following ABF Freight Operating Expense section; increased equipment maintenance and repairs; health, welfare, and pension contribution rate increases effective in third quarter 2014 under the ABF NMFA; and higher pension settlement expense in the nine-month period ended September 30, 2014. Adverse weather effects in January and February 2014, which disrupted operations, decreased shipment volumes, and increased operating expenses, negatively impacted ABF Freight operating results by an estimate of approximately $10.5 million during first quarter 2014. Pension settlement charges related to the Company’s nonunion defined benefit pension plan negatively impacted ABF Freight’s operating results by $0.6 million and $4.2 million for the three and nine months ended September 30, 2014, respectively, versus $1.5 million in each of the comparable periods of 2013. In fourth quarter 2014, ABF Freight expects to recognize pension settlement expense estimated to range between $1.0 million and $2.0 million related to the nonunion pension plan and $0.5 million to $1.0 million related to the Company’s supplemental benefit plan (“SBP”). (See discussion of the nonunion pension plan, SBP, and pension settlement

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

expense in Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) ABF Freight’s ability to further improve its operating ratio is dependent on managing its cost structure as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses and costs of the ABF Freight segment as salaries, wages, and benefits, amounted to 56.3% and 57.8% of ABF Freight’s revenue for the three- and nine-month periods ended September 30, 2014, respectively, compared to 58.7 % and 61.6% for the same periods of 2013. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels, including fuel surcharges. The improvement in labor costs, as a percentage of revenue, primarily reflects the savings related to the ABF NMFA, which is discussed previously in the ABF Freight Segment Overview section of Results of Operations. The lower labor cost as a percentage of revenue was also impacted by higher utilization of purchased transportation. For the nine months ended September 30, 2014, the decrease in labor costs as a percentage of revenue compared to the same period of 2013 also reflects a decrease in nonunion pension expense, excluding pension settlement expense, of $7.0 million, or 0.5% as a percentage of revenue, while third quarter 2014 and 2013 amounts were comparable following the curtailment of the Company’s nonunion defined benefit pension plan related to the plan freeze effective July 1, 2013.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight attempts to maintain customer service. While labor costs as a percentage of revenue improved in the three and nine months ended September 30, 2014, the productivity measures in the previous table, including 3.2% and 3.8% decreases in shipments per DSY hour and 6.0% and 4.4% decreases in pounds per DSY hour, respectively, compared to the same prior-year periods, primarily reflect the negative impact of a significantly higher proportion of inexperienced dock and city delivery employees to manage the tonnage growth and the associated increase in labor hours, combined with changes in customer account profile and mix during 2014. The productivity declines for the nine-month period ended September 30, 2014 also reflect the negative impact of severe winter weather in first quarter 2014 on labor efficiency in ABF Freight’s local operations. Decreases in pounds per mile reported for the three and nine months ended September 30, 2014, versus the same periods of 2013, primarily reflect changes in average shipment weight combined with reduced linehaul load efficiency associated with inexperienced dock personnel.

The efforts ABF Freight actively implemented in second quarter 2014 to improve productivity and to reduce total labor hours to match available freight levels are ongoing. In addition to offering increased employee training and performing daily monitoring of productivity issues by management, progress has been made to improve equipment utilization and trailer loadings which should directly impact DSY productivity. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs and improve the transportation services offered to its customers.

Salaries, wages, and benefits costs increased $18.1 million and $18.9 million for the three- and nine-month periods ended September 30, 2014, respectively, compared to the same prior-year periods. Increases in labor costs in the 2014 periods reflect increased personnel costs for handling higher tonnage levels, declines in productivity as previously discussed, and higher benefit contribution rates related to ABF Freight’s union workforce, offset in part by lower base wages, under the ABF NMFA. The health, welfare, and pension benefit contribution rate increase which averaged approximately 4.6% was applied retroactively to August 1, 2013 upon the November 3, 2013 implementation of the ABF NMFA. Under the ABF NMFA, the contractual wage rate increased 2.0% effective July 1, 2014 and the health, welfare, and pension benefit rate increased an average of approximately 3.6% effective primarily on August 1, 2014.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.5% for the three months ended September 30, 2014, but increased 0.2% for the nine months ended September 30, 2014, compared to the same period of 2013. The 2014 periods were impacted by lower diesel fuel prices combined with increased usage of purchased transportation for more cost effective repositioning of empty linehaul trailers and certain services to meet customer requirements. For the nine month period ended September 30, 2014, increased maintenance and repairs, which reflect the costs of maintaining older revenue

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

equipment in the ABF Freight fleet, generally offset the benefit of lower fuel costs. The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT for the contract period subsequent to March 31, 2013 which was not implemented until November 3, 2013. Accordingly, ABF Freight’s purchases of revenue equipment were at significantly lower levels during 2013. As existing revenue equipment is held for longer periods, ABF Freight has incurred, and may continue to incur, increased expenditures for maintenance costs. In addition, operating costs associated with the severe winter weather in first quarter 2014 contributed to the expense increase for the nine-month period ended September 30, 2014.

Insurance costs decreased 0.3% and 0.1% as a percentage of revenue for the three- and nine-month periods ended September 30, 2014, compared to the same prior-year periods, primarily due to lower severity of third-party casualty claims in 2014. As a percentage of revenue, third-party casualty expense year-to-date through September 30, 2014 was slightly lower than ABF Freight’s ten-year historical average.

Depreciation and amortization as a percentage of revenue decreased 0.3% and 0.7% for the three and nine months ended September 30, 2014, compared to the same prior-year periods, primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements. (See discussion of ABF Freight’s revenue equipment purchases and projections of remaining capital expenditures for 2014 in the Liquidity and Capital Resources section of MD&A).

Rents and purchased transportation as a percentage of revenue increased 2.7% and 1.9% for the three and nine months ended September 30, 2014, compared to the same periods of 2013. The increase was primarily attributable to an increase in amounts paid to other service providers and agents, including fuel surcharges associated with these services, for more cost effective repositioning of empty linehaul trailers and certain services to meet customer requirements. An increase in rental expense for revenue equipment was also experienced in the three- and nine-month periods of 2014 due to the timing of acquiring equipment replacements.

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

For the three and nine months ended September 30, 2014, the combined revenues of the Company’s non-asset-based operating segments totaled $198.9 million and $535.4 million, respectively, accounting for approximately 28% and 27% of the Company’s total revenues before other revenues and intercompany eliminations, respectively, compared to combined revenues of $162.1 million and $421.9 million, or approximately 26% and 24% of total revenues before other revenues and intercompany eliminations, for the respective periods of 2013.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Premium Logistics (Panther)

Panther’s revenues totaled $82.8 million and $236.4 million for the three and nine months ended September 30, 2014, respectively, compared to $65.9 million and $179.5 million for the same periods in 2013. The 25.7% and 31.7% increase in revenues for the three and nine months ended September 30, 2014, respectively, was related primarily to improvement in the macroeconomic environment, which contributed to higher demand for expedited freight services, and business from new customers. The impact of severe winter weather in first quarter 2014, which had the effect of disrupting customers’ supply chains and increasing demand for premium services, also contributed to higher revenues for the nine-month period ended September 30, 2014. Panther generated operating income of $4.1 million and $11.8 million for the three and nine months ended September 30, 2014, respectively, versus $3.1 million and $3.7 million in the respective prior-year periods. The 2014 operating results reflect increased revenues, improved margins which were influenced by tightened market capacity, and management of operating costs. Panther’s EBITDA, which is particularly meaningful due to the significant amount of intangibles and software amortization impacting the segment’s operating results, totaled $7.0 million and $20.3 million for the three and nine months ended September 30, 2014, respectively, compared to $5.8 million and $11.6 million in the same prior-year periods.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $40.1 million and $120.1 million for the three and nine months ended September 30, 2014, respectively, compared to $37.0 million and $102.5 million for the same prior-year periods. The 8.3% and 17.2% revenue growth for the three and nine months ending September 30, 2014, respectively, was driven primarily by an increase in service events from new and existing customers and improved pricing. For the nine months ended September 30, 2014, emergency roadside service events were positively impacted by the effect of severe winter weather experienced during first quarter 2014, but milder weather in the second and third quarters of 2014 reduced the event growth compared to the same prior-year periods. FleetNet’s third quarter 2014 operating income was $0.7 million compared to $0.8 million in third quarter 2013, and reflects the offset of operating costs associated with investments in personnel and information technology for future growth. Operating income for the nine months ended September 30, 2014 increased to $2.8 million from $2.4 million in the same period of 2013, with the year-to-date improvement primarily attributable to improved pricing and the segment’s first quarter 2014 event-driven revenue growth.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $40.7 million and $105.9 million for the three and nine months ended September 30, 2014, respectively, compared to $28.7 million and $74.6 million for the same prior year periods. The 41.9% and 42.0% increase in revenues during the three and nine months ended September 30, 2014, respectively, was due to higher truckload brokerage shipments, reflecting an expanded customer base. For the three and nine months ended September 30, 2014, operating income totaled $1.1 million and $2.4 million, respectively, compared to $0.5 million and $1.6 million for the same prior-year periods, with the improvement attributable to increased revenues and management of operating costs, including improved claims experience.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $35.3 million and $72.9 million for the three and nine months ended September 30, 2014, respectively, compared to $30.5 million and $65.4 million in the same periods in 2013. The 15.7% and 11.6% revenue growth during the three and nine months ended September 30, 2014, respectively, was attributable to an improved ability to manage an increased level of household goods shipments during the seasonally strong summer months. ABF Moving’s third quarter 2014 operating income increased to $3.3 million from $1.8 million in the same period of 2013, primarily due to higher revenue levels on fixed cost elements of expense combined with improved management of operating costs. The increase in operating income to $3.1 million for the nine-month period ended September 30, 2014, compared to $2.6 million for the same prior-year period, reflects the segment’s improved third quarter operating results, partially offset by the impact of the first quarter 2014 operating loss when ABF Moving experienced lower margins and fewer moves due to severe winter weather.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the non-asset-based segments generated $13.0 million and $31.1 million of EBITDA for the three and nine months ended September 30, 2014, respectively, compared to $9.7 million and $19.8 million in the same periods of 2013.

	Three Months Ended September 30
	2014			2013
		Depreciation			Depreciation
	Operating	and		Operating	and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)

Premium Logistics (Panther)	$4,119	$2,891	$7,010	$3,102	$2,665	$5,767
Emergency & Preventative Maintenance (FleetNet)	739	266	1,005	845	138	983
Transportation Management (ABF Logistics)	1,060	256	1,316	541	171	712
Household Goods Moving Services (ABF Moving)	3,309	349	3,658	1,835	354	2,189
Total non-asset-based segments	$9,227	$3,762	$12,989	$6,323	$3,328	$9,651

	Nine Months Ended September 30
	2014			2013
		Depreciation			Depreciation
	Operating	and		Operating	and
	Income (1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)

Premium Logistics (Panther)	$11,841	$8,465	$20,306	$3,745	$7,809	$11,554
Emergency & Preventative Maintenance (FleetNet)	2,840	677	3,517	2,367	400	2,767
Transportation Management (ABF Logistics)	2,449	725	3,174	1,564	449	2,013
Household Goods Moving Services (ABF Moving)	3,091	1,043	4,134	2,552	880	3,432
Total non-asset-based segments	$20,221	$10,910	$31,131	$10,228	$9,538	$19,766

(1)         The calculation of EBITDA as presented in this table begins with Operating Income, as Other Income (Costs), Income Taxes, and Net Income are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Panther segment due to the significant amount of intangible and software amortization impacting the segment’s operating results. However, these financial measures should not be construed as better measurements than operating income, operating cash flow, net income, or earnings per share, as defined by GAAP.

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

Business levels of the ABF Moving segment are generally higher in the second and third quarters as the demand for moving services is typically stronger in the summer months.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although ABF Freight’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during the three and nine months ended September 30, 2014, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs regarding the Company’s non-asset-based reportable segments have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers.

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (the “CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site, it is unlikely that this matter will result in any requirement for remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at September 30, 2014 in connection with this matter. (See Note K to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

Information Technology and Cybersecurity

The Company depends on the proper functioning and availability of its information systems, including communications and data processing systems, in operating its business. These systems consist of proprietary software programs that are integral to the efficient operation of the Company’s business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, employee records, and key financial and operational results and statistics. Portions of the Company’s business utilize information systems that provide critical services to the Company’s employees and customers. Cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on the Company’s operating results. Certain of the Company’s software applications or underlying data are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. The Company’s information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and similar events in every potential circumstance that may arise. To mitigate the potential for such occurrences at its corporate headquarters, the Company has implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite center; a fire suppression system to protect the on-site data center; and electrical power protection and generation facilities. The Company has a catastrophic disaster recovery plan and alternate processing capability which is designed so that critical data processes should be fully operational within 48 hours. This plan provides for basic operations within 48 hours of a catastrophe that renders the Company’s corporate headquarters unusable.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	September 30	December 31
	2014	2013
	(in thousands)

Cash and cash equivalents(1)	$159,382	$105,354
Short-term investments, primarily FDIC-insured certificates of deposit	43,858	35,906
Total unrestricted	203,240	141,260
Restricted(2)	1,385	1,902
Total(3)	$204,625	$143,162

(1)         Cash equivalents consist of money market funds and variable rate demand notes.

(2)         Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation claims liabilities (see the Financing Arrangements section of Liquidity and Capital Resources).

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At September 30, 2014 and December 31, 2013, cash, cash equivalents, and certificates of deposit of $58.0 million and $49.4 million, respectively, were not FDIC insured.

Unrestricted cash, cash equivalents, and short-term investments increased $62.0 million from December 31, 2013 to September 30, 2014. During the nine-month period ended September 30, 2014, cash provided by operations which totaled $118.2 million was used to fund $21.1 million of capital expenditures net of proceeds from asset sales (and an additional $41.0 million of certain revenue equipment purchases were financed with notes payable; repay $28.0 million of long-term debt related to the Term Loan, capital leases, and notes payable; fund the acquisition of a privately-owned business for net cash consideration of $2.7 million; and pay dividends of $2.5 million on common stock. Cash provided by operating activities during the nine months ended September 30, 2014 was $52.0 million above the same prior-year period, primarily due to improved operating performance. The Company did not make a contribution to its nonunion defined benefit pension plan during the nine months ended September 30, 2014, compared to contributions of $17.8 million made during the same period of 2013.

Unrestricted cash, cash equivalents, and short-term investments increased $16.4 million from December 31, 2012 to September 30, 2013. The year-to-date 2013 increase in unrestricted funds was impacted by a $7.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with an uncollateralized letter of credit under the accounts receivable securitization agreement (see the following Financing Arrangements section). During the nine months ended September 30, 2013, cash provided by operations of $66.3 million was used to repay $31.8 million of long-term debt related to the Term Loan, capital leases, and notes payable; fund $11.2 million of capital expenditures net of proceeds from asset sales; fund the acquisition of a privately-owned business for net cash consideration of $4.1 million; pay dividends of $2.4 million on common stock; and pay $2.0 million of bank overdrafts (representing checks issued that are later funded when cleared through banks).

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther. The Credit Agreement also provides the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. However, borrowings under the revolving

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

commitments would replace borrowing capacity under the accounts receivable securitization program which is discussed within this Financing Arrangements section of Liquidity and Capital Resources. There have been no borrowings under the revolving commitments. The Term Loan is secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with such assets and subsidiaries defined in the Credit Agreement). The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan can be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The future payments due under the Term Loan are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments due under the Term Loan are recorded in long-term debt.

The Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. As of September 30, 2014, the Company was in compliance with the covenants.

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2014, the Company was in compliance with the covenants. There have been no borrowings under this facility. The Company is in the process of negotiating an extension of the facility prior to its maturity date.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of September 30, 2014, standby letters of credit of $17.8 million have been issued under the facility, which reduced the available borrowing capacity to $57.2 million.

Letter of Credit Agreements and Surety Bond Programs

The Company has agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issue letters of credit on behalf of the Company primarily in support of the self-insurance program discussed in the previous Accounts Receivable Securitization Program section. The LC Agreements contain no financial ratios or financial covenants which the Company is required to maintain. Certain LC Agreements require cash or short-term investments to be pledged as collateral for outstanding letters of credit. As of September 30, 2014, the Company had $19.8 million of letters of credit outstanding (including $17.8 million which were issued under the previously described accounts receivable securitization facility), of which $1.4 million were collateralized by restricted cash under the LC Agreements. The Company had up to $58.6 million available as of September 30, 2014 for issuance of letters of credit, subject to the Company’s compliance with the requirements of issuance.

The Company has programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of the self-insurance program previously discussed. Surety bonds outstanding under the uncollateralized bond program related to the Company’s self-insurance program totaled $43.8 million as of September 30, 2014. The Company was not required to collateralize bonds under its self-insurance program as of September 30, 2014.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment (tractors and trailers primarily used in ABF Freight’s operations) through promissory note arrangements, including $41.0 million of revenue equipment in the nine months ended September 30, 2014. The future payments due under note payable arrangements are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long-term debt. The Company has previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The present values of net minimum lease payments under the capital leases are recorded in long-term debt. The Company will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to the Company.

Interest Rate Swap

On November 5, 2014, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, beginning in January 2015, the Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap agreement was entered in contemplation of a probable financing transaction to amend and increase borrowing capacity under the Credit Agreement.

Contractual Obligations

The following table provides the aggregate annual contractual obligations of the Company as of September 30, 2014. The Company’s 2013 Annual Report on Form 10-K includes additional information and description of these obligations.

	Payments Due by Period
			(in thousands)
		Less Than	1–3	3–5	More Than
	Total	1 Year	Years	Years	5 Years

Balance sheet obligations:
Term Loan, including interest(1)	$76,910	$16,670	$60,240	$—	$—
Notes payable, including interest(2)	50,634	24,328	26,306	—	—
Capital lease obligations, including interest(2)	2,921	1,014	1,374	455	78
Postretirement health expenditures(3)	8,681	602	1,384	1,668	5,027
Deferred salary distributions(4)	6,908	1,029	1,604	1,274	3,001
Supplemental benefit plan distributions(5)	8,277	2,793	1,235	3,107	1,142
Voluntary savings plan distributions(6)	2,815	117	367	205	2,126
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	56,180	13,967	19,171	12,413	10,629
Purchase obligations(8)	54,679	44,034	7,717	2,928	—
Total contractual obligations	$268,005	$104,554	$119,398	$22,050	$22,003

(1)         Represents payments under the Term Loan discussed in Financing Arrangements section of Liquidity and Capital Resources. The five-year $100.0 million secured Term Loan matures on June 15, 2017 and is being repaid in quarterly installments. The future payments due under the Term Loan are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. The principal outstanding as of September 30, 2014 totaled $73.8 million.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(3)         Represents projected payments, net of retiree premiums, over the next ten years for premiums related to postretirement health benefits. These estimated distributions are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $16.7 million as of September 30, 2014.

(4)         Represents projected deferred salary agreement distributions. These distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disability, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $4.7 million as of September 30, 2014.

(5)         Represents projected distributions under the unfunded supplemental benefit plan (“SBP”). The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $7.2 million as of September 30, 2014.

Based on the retirement of a participant in the SBP which was announced subsequent to the balance sheet date, the Company anticipates settling plan obligations of $2.8 million in the next twelve months which will result in pension settlement expense to be recorded in fourth quarter 2014 of approximately $0.5 million to $1.0 million on a pre-tax basis, or $0.01 to $0.02 per diluted share, related to the SBP. The final settlement expense is dependent upon the actuarial valuation, which will be based on the applicable discount rates determined at the settlement date.

(6)         Represents projected distributions anticipated under the Voluntary Savings Plan, a nonqualified deferred compensation plan. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(7) While the Company owns the majority of its larger terminals and distribution centers, certain facilities and equipment are leased. As of September 30, 2014, the Company had future minimum rental commitments, net of noncancelable subleases, totaling $54.8 million for facilities and $1.4 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8) Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to revenue equipment used primarily in ABF Freight’s operations, other equipment, the planned purchase in 2015 of an office building currently under construction to replace leased space for the operations of Panther, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2014. Purchase obligations for revenue equipment and other equipment are included in the Company’s 2014 capital expenditure plan.

The Company’s total capital expenditures, net of proceeds from asset sales, are estimated to be in a range of $90.0 million to $100.0 million in 2014, which includes ABF Freight revenue equipment replacements of approximately $60.0 million. The remainder of the 2014 expected capital expenditures includes estimated costs of real estate for terminal operations and other capital expenditures (including dock/yard equipment and technology). This 2014 capital expenditure plan includes amounts that may be financed under notes payable arrangements and other secured financing. Year-to-date through September 30, 2014, total capital expenditures, net of proceeds from asset sales, but including amounts financed under notes payable, amounted to $62.1 million. The Company has the flexibility to adjust planned 2014 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $85.0 million to $90.0 million in 2014.

To support growth of its operating subsidiaries, on May 30, 2014, the Company announced that it plans to construct a new corporate headquarters facility. The majority of the construction expenditures are expected to be made in 2015 and 2016.

The Company made no contributions to its nonunion defined benefit pension plan during the nine months ended September 30, 2014 and, based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2014.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $204.6 million at September 30, 2014. General economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF Freight receives for its services, could affect the Company’s ability to maintain cash, cash equivalents, and short-term investments on hand and generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement or accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to the Company.

The Company expects to continue to pay quarterly dividends on its common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon future earnings, capital requirements, the Company’s financial condition, and other factors. On October 24, 2014, the Company’s Board of Directors declared a dividend of $0.06 per share, which represents an increase from the previous rate of $0.03 per share, payable to stockholders of record as of November 7, 2014.

Financial Instruments

The Company has not historically entered into financial instruments for trading purposes, nor has the Company historically engaged in a program for hedging fuel prices. No such instruments were outstanding as of September 30, 2014.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $40.6 million from December 31, 2013 to September 30, 2014, primarily due to increased business levels in September 2014 compared to December 2013.

Accounts Payable

Accounts payable increased $45.9 million from December 31, 2013 to September 30, 2014, primarily due to increased business levels in September 2014 compared to December 2013. Accounts payable as of September 30, 2014 also includes $9.6 million in accruals primarily for revenue equipment received by ABF Freight, compared to $0.3 million as of December 31, 2013.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements include purchase obligations of $54.7 million and future minimum rental commitments, net of noncancelable subleases, of $56.2 million under operating lease agreements primarily for terminal facilities, as disclosed in the contractual obligations table in the Liquidity and Capital Resources section of MD&A.

The Company has no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities or financial partnerships and has no outstanding loans with executive officers or directors of the Company.

Income Taxes

The Company had an effective tax rate of 39.7% and 37.9% for the three and nine months ended September 30, 2014, respectively, compared to an effective tax rate of 33.4% and 1.8% for the three and nine months ended September 30, 2013.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

The Company’s U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2014 tax rate to vary significantly from the statutory rate. As further discussed below, the effective tax rate for the first nine months of 2014 was affected by a net reduction of approximately $0.7 million in the valuation allowance on foreign tax credit carryovers. The effective tax rate for the nine months ended September 30, 2013 was impacted by the recognition of a $1.7 million benefit during the period for the year-to-date 2013 alternative fuel tax credit and the retroactive reinstatement during 2013 of the alternative fuel tax credit for 2012.

At September 30, 2014, the Company had net deferred tax liabilities after valuation allowances of $13.1 million. The Company evaluated the need for a valuation allowance for deferred tax assets at September 30, 2014 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of September 30, 2014, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. The Company had taxable income in 2013. Furthermore, in the event that the Company incurred a loss, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if the Company so elects. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.

Valuation allowances for deferred tax assets totaled $0.3 million and $1.0 million at September 30, 2014 and December 31, 2013, respectively. The $0.7 million reduction primarily reflects the decrease in the allowance relating to foreign tax credit carryovers. Due to increased profitability of the Company’s foreign entities in the current period and anticipated future income, management considered the valuation allowance on foreign tax credit carryovers was no longer necessary. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2014, income determined under income tax law exceeded financial reporting income.

The Company made $15.8 million of federal, state, and foreign tax payments during the nine months ended September 30, 2014 and received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks.

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

There have been no material changes in the Company’s critical accounting policies during the nine months ended September 30, 2014. New accounting rules and disclosure requirements can significantly impact the Company’s reported results and the comparability of financial statements.

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

PART I. — continued

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K, the Company is subject to interest rate risk due to variable interest rates on the secured term loan (the “Term Loan”) outstanding under the credit agreement (the “Credit Agreement”), which was entered into on June 15, 2012 to finance a portion of the cost of the acquisition of Panther Expedited Services, Inc. The Term Loan, as further described under Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part I, Item 2 of this Quarterly Report on Form 10-Q, allows for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined, which is measured at the end of each fiscal quarter. The Term Loan requires quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017.

On November 5, 2014, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, beginning in January 2015, the Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap agreement was entered in contemplation of a probable financing transaction to amend and increase borrowing capacity under the Credit Agreement.

Since December 31, 2013, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2013 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

The Company has a program to repurchase $75.0 million of its common stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. As of September 30, 2014, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The Company made no repurchases during the nine months ended September 30, 2014.

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

10.1*#	Consulting Agreement by and between Arkansas Best Corporation and James W. Keenan.

10.2*#	Consulting Agreement by and between ABF Freight System, Inc. and Roy M. Slagle.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARCBEST CORPORATION
(Registrant)

Date: November 7, 2014	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer and Principal Executive Officer

Date: November 7, 2014	/s/ Michael E. Newcity
Michael E. Newcity
Senior Vice President – Chief Financial Officer,
Chief Information Officer, and Principal Financial Officer