Form 10-K
period 2014-12-31
ARCBEST CORP /DE/
filed 2015-03-02
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2014.

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from            to            .

Commission file number 0-19969

ARCBEST CORPORATION

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2014, was $1,072,062,420.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 23, 2015, was 25,986,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held May 1, 2015, are incorporated by reference in Part III of this Form 10-K.

(This page intentionally left blank.)

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•                  costs of continuing investments in technology, a failure of our information systems, and the impact of cyber incidents;

•                  disruptions or failures of services essential to the operation of our business or the use of information technology platforms in our business;

•                  governmental regulations and policies;

•                  litigation or claims asserted against us;

•                  union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans;

•                  competitive initiatives, pricing pressures, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges;

•                  general economic conditions and related shifts in market demand that impact the performance and needs of industries served by ArcBest Corporation’s subsidiaries and/or limit our customers’ access to adequate financial resources;

•                  unfavorable terms of or the inability to reach agreement on future collective bargaining agreements or a workforce stoppage by our employees covered under our collective bargaining agreement;

•                  relationships with employees, including unions, and our ability to attract and retain employees and/or independent owner operators;

•                  availability of fuel;

•                  default on covenants of financing arrangements and the availability and terms of future financing arrangements;

•                  availability and cost of reliable third-party services;

•                  increased competition from freight transportation service providers outside the motor carrier freight transportation industry;

•                  timing and amount of capital expenditures, increased prices for and decreased availability of new revenue equipment, and decreases in value of used revenue equipment;

•                  future costs of operating expenses such as maintenance and fuel and related taxes;

•                  self-insurance claims and insurance premium costs;

•                  environmental laws and regulations, including emissions-control regulations;

•                  potential impairment of goodwill and intangible assets;

•                  the impact of our brands and corporate reputation;

•                  the cost, timing, and performance of growth initiatives;

•                  the cost, integration, and performance of any future acquisitions;

•                  weather conditions; and

•                  other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s Securities and Exchange Commission (“SEC”) public filings.

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

ITEM 1.                                BUSINESS

ArcBest Corporation

ArcBest CorporationSM (the “Company,” “we,” “us,” and “our”) is a freight transportation services and logistics parent holding company consisting of five reportable operating segments having The Skill & The WillSM to solve complex transportation and logistics challenges. The Company, formerly known as Arkansas Best Corporation, was incorporated in Delaware in 1966. On May 1, 2014, we changed our name to ArcBest Corporation and our common stock began trading on the NASDAQ Global Select Market under a new symbol, ARCB. In conjunction with our name change, we adopted a new unified logo system as we strengthen our identity as a holistic provider of transportation and logistics solutions for a wide variety of customers. The Skill and The WillSM embodies our vision to find a way to meet our customers’ transportation and logistics needs. By focusing on our values — creativity, integrity, collaboration, growth, excellence, and wellness — we work together to deliver solutions to our customers, support our employees, grow our business with integrity, and strive to exceed expectations. From Fortune 100 companies to small businesses, our customers trust and rely on ArcBest brands and companies for all their transportation and logistics needs. Our employees deliver knowledge, expertise and a can-do attitude with every shipment and supply chain solution, residential move, and vehicle repair.

Our principal operations are conducted through our Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments, which accounted for approximately 27% of our 2014 total revenues before other revenues and intercompany eliminations, are the following non-asset-based businesses: Premium Logistics (Panther), formerly named Premium Logistics & Expedited Freight Services; Emergency & Preventative Maintenance (FleetNet); Transportation Management (ABF LogisticsSM), formerly named Domestic & Global Transportation Management; and Household Goods Moving Services (ABF MovingSM). As of December 2014, we had 13,238 active employees of which approximately 69% were members of labor unions.

We continually analyze where additional capital should be invested and management resources should be focused to improve relationships with customers and meet their expanding needs. Our management is focused on increasing returns to our stockholders. In response to customers’ needs for expanded service offerings, we have strategically increased investment in our non-asset-based businesses. The additional resources invested in growing the non-asset-based businesses is part of management’s long-term strategy to ensure we are well equipped to serve the changing marketplace through these businesses and our traditional less-than-truckload (“LTL”) operations by providing a comprehensive suite of transportation and logistics services. As part of such strategy, on June 15, 2012, we acquired Panther Expedited Services, Inc., one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding, which is reported as the Panther segment. Effective July 1, 2013, we formed the ABF Logistics segment in a strategic alignment of the sales and operations functions of our logistics businesses. During 2014, we established our enterprise customer solutions group to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact.

Through ABF Freight, Panther, and the other non-asset-based business units, we offer end-to-end solutions and expertise for our customers’ unique transportation and logistics needs, including: domestic and global transportation of LTL, truckload or full-container load (“FCL”), and less-than container load (“LCL”) shipments; expedited ground and time-definite delivery solutions; freight forwarding services; freight brokerage; transportation and warehouse management services; roadside assistance and total maintenance services for medium- and heavy-duty vehicles; and household goods moving market services for consumers, corporations, and the military.

Freight Transportation (ABF Freight) Segment

ABF Freight Business Overview

The ABF Freight segment includes ABF Freight System, Inc., our largest subsidiary, and certain other subsidiaries, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. ABF Freight’s revenues, which totaled $1.9 billion, $1.8 billion, and $1.7 billion for the year ended December 31, 2014, 2013, and 2012, respectively, accounted for approximately 73%, 75%, and 81% of our total revenues before other revenues and intercompany eliminations in the respective year. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2014, 2013, and 2012.

ABF Freight has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population

ITEM 1.                                  BUSINESS — continued

of 30,000 or more. ABF Freight provides interstate and intrastate direct service to more than 48,000 communities through 247 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

ABF Freight offers transportation of general commodities through standard, time-critical, expedited, and guaranteed LTL services — both nationally and regionally. General commodities include all freight except hazardous waste, dangerous explosives, commodities of exceptionally high value, commodities in bulk, and those requiring special equipment. ABF Freight’s shipments of general commodities differ from shipments of bulk raw materials, which are commonly transported by railroad, truckload tank car, pipeline, and water carrier. General commodities transported by ABF Freight include, among other things, food, textiles, apparel, furniture, appliances, chemicals, nonbulk petroleum products, rubber, plastics, metal and metal products, wood, glass, automotive parts, machinery, and miscellaneous manufactured products.

ABF Freight provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. After arriving at a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure-intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in or costs associated with real estate and labor costs related to local pickup, delivery, and cross-docking of shipments, are substantially fixed in nature unless service levels are significantly changed.

Over the last several years, ABF Freight has integrated regional service offerings with its traditional long-haul model to facilitate its customers’ next-day and second-day delivery needs throughout the United States. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points, and increased door capacity at a number of key locations. The integration of regional service offerings into the ABF Freight network allows for consistent and continuous LTL service within a single-carrier platform regardless of distance and has resulted in reduced transit times in over 47% of the lanes in ABF Freight’s network. ABF Freight defines the regional market, which represented approximately 60% of its tonnage in 2014, as tonnage moving 1,000 miles or less.

In an ongoing effort to manage its cost structure to business levels, ABF Freight periodically evaluates and modifies its network to reflect changes in customer demands and to reconcile its infrastructure with tonnage levels and the proximity of customer freight. ABF Freight initiated an ongoing, dynamic network analysis in 2013 which resulted in the consolidation of eight smaller terminals into nearby facilities in the second half of 2013. An additional 22 smaller terminals were consolidated in 2014 following the approval of ABF Freight System, Inc.’s change of operations by the International Brotherhood of Teamsters (the “IBT”) in January 2014. The terminal consolidations in 2013 and 2014, which reduced the total number of ABF Freight service facilities to 247, resulted in improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s LTL freight network, with continued direct service to customers in each of ABF Freight’s existing markets. The costs associated with the ABF Freight network adjustments were not material. There can be no assurances that these changes will continue to result in a material improvement of ABF Freight’s results of operations, and cost savings associated with these or future network changes will fluctuate based on business levels and the profile and geographic mix of freight.

During the year ended December 31, 2014, no single customer accounted for more than 5% of ABF Freight’s revenues, and the ten largest customers, on a combined basis, accounted for approximately 13% of its revenues. In 2014, ABF Freight managed 5.0 million customer shipments weighing a total of 6.7 billion pounds for an average weight of 1,349 pounds per shipment. As of December 31, 2014, ABF Freight utilized approximately 4,100 tractors and 19,900 trailers in its linehaul and local pickup and delivery operations.

ITEM 1.                                  BUSINESS — continued

ABF Freight Employees

As of December 2014, ABF Freight had 11,484 active employees. Employee compensation and related costs are the largest components of ABF Freight’s operating expenses. In 2014, such costs amounted to 58.1% of ABF Freight’s revenues. As of December 2014, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the IBT, which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer plans). The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 (the “CFCAA”) that was signed into law on December 16, 2014, includes new multiemployer pension provisions to address the funding of multiemployer pension plans in critical and declining status. Any actions taken by trustees of multiemployer pension plans under the Reform Act will not reduce benefit rates ABF Freight is obligated to pay under its current contract with the IBT; however, management believes the Reform Act is a constructive step in addressing the complex funding issue facing multiemployer pension plans and their contributing employers. See Note J to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. ABF Freight’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. We expect the combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules, as previously discussed in this section, to be crucial steps in more closely aligning ABF Freight’s labor cost structure with that of its competitors. However, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

Due to its national reputation, its working conditions, and its wages and benefits, ABF Freight has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations. Management believes that its employees are important to ABF Freight’s focus on customer service and careful cargo handling. See Reputation and Responsibility within this ABF Freight Segment section for information regarding ABF Freight’s recognition for safety, claims prevention, and employee leadership.

Competition, Pricing, and Industry Factors

ABF Freight competes with nonunion and union LTL carriers, including YRC Freight and YRC Regional Transportation (reporting segments of YRC Worldwide Inc.), FedEx Freight, Inc., UPS Freight (a business unit of United Parcel Service, Inc.), Con-way Freight (a business unit of Con-way Inc.), Old Dominion Freight Line, Inc., Saia, Inc., and Roadrunner Transportation Systems, Inc. ABF Freight actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. Competition is based

ITEM 1.                                  BUSINESS — continued

primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to its services and those of our other operating segments in order to respond with customized solutions. ABF Freight’s careful cargo handling and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how ABF Freight adds value to its services.

Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF Freight to the customer, and current market conditions. ABF Freight also charges a fuel surcharge based upon changes in diesel fuel prices compared to a national index. While the fuel surcharge is one of several components in ABF Freight’s overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. Throughout 2014, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight’s customers, although certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. Effective February 4, 2015, ABF Freight revised its standard fuel surcharge program to better align fuel surcharges to its fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change. The modified fuel surcharge scale will impact approximately 40% of ABF Freight’s shipments and will primarily affect non-contractual customers.

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

The U.S. Department of Transportation (“DOT”) hours-of-service rules regulating driving time for commercial truck drivers became effective in January 2004. The effective date of the current hours-of-service rules issued by the Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT was February 27, 2012, with a July 1, 2013 compliance date for selected provisions. Implementation of the hours-of-service rules has had a slightly negative impact on ABF Freight’s fleet utilization. The CFCAA amended certain provisions of the hours-of-service rules; however, ABF Freight’s operations are not expected to be impacted by these changes.  Future modifications to the hours-of-service rules may impact ABF Freight’s operating practices and costs.

The FMCSA is expected to issue a final rule in September 2015 regarding the requirements for interstate commercial trucks to install electronic logging devices (“ELDs”) to monitor compliance with hours-of-service regulations. Motor carriers will be required to be in compliance within two years after the effective date of the final rule. ABF Freight is in the early stages of implementing an ELD solution that will allow for the electronic capture of drivers’ hours of service, as well as for improvement in administrative, dispatch, operational, and maintenance efficiencies.

Technology

Our advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology we use have been developed internally and tailored specifically for customer or internal business processing needs.

ABF Freight makes information readily accessible to its customers through various electronic pricing, billing, and tracking services, including a logistics application for Apple iPhone and iPad devices which allows customers to access information about their ABF Freight shipments and request shipment pickup. Online functions tailored to the services requested by ABF Freight customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking,

ITEM 1.                                  BUSINESS — continued

customized e-mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from ABF Freight’s systems directly into their own Web site or backend information systems. As a result, ABF Freight’s customers can provide shipping information and support directly to their own customers.

Wireless technology enhances the speed and utility of the system by streamlining procedures across ABF Freight’s transportation network. City drivers, dockworkers, dispatchers, and others are connected to the system and to customers in real time via mobile devices. These devices allow for more efficient shipment pickups, paperless dock operations, and optimal load planning.

Insurance, Safety, and Security

Generally, claims exposure in the motor carrier industry consists of workers’ compensation, third-party casualty, and cargo loss and damage. ABF Freight is effectively self-insured for $1.0 million of each workers’ compensation loss, generally $1.0 million of each third-party casualty loss, and the first $1.0 million of each cargo loss. Certain of our other motor carrier subsidiaries are insured and have lower deductibles on their policies. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts. However, we have experienced situations where excess insurance carriers have become insolvent. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds. We have been able to obtain what we believe to be adequate insurance coverage for 2015 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our motor carrier operations in the foreseeable future. As evidenced by being the only seven-time winner of the American Trucking Associations’ President’s Trophy for Safety, and a six-time winner of both the Excellence in Security Award and the Excellence in Claims/Loss Prevention Award, ABF Freight believes that it has maintained one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

ABF Freight is subject to the Compliance, Safety, and Accountability (“CSA”) program of the FMCSA which was fully implemented in 2010 to enforce the current motor carrier safety regulations of the DOT. The components of CSA include the measurement of motor carriers and drivers in seven behavior analysis and safety improvement categories (“BASIC”), as well as evaluation and intervention programs. Based on the most recently published carrier scores, ABF Freight continued to demonstrate its best-in-class safety reputation, scoring well below the alert thresholds in all five publicly available BASIC scoring categories and better than the average of its LTL competitors in most categories. Generally, LTL carriers posted more favorable safety scores than truckload carriers. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a change in a carrier’s safety rating. The CSA enforcement program may lead to a decline in available drivers and trucking companies. This industry safety dynamic could provide an opportunity for qualified carriers to gain market share.

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

Environmental and Other Government Regulations

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil.

New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built on or after January 1, 2010. In August 2011, the EPA and the National Highway Traffic Safety Administration (the “NHTSA”) established a national program to reduce greenhouse gas (“GHG”) emissions and establish new fuel efficiency standards for commercial vehicles beginning in model year 2014 and extending through model year 2018.  The new tractors ABF Freight placed in service in 2014 are equipped with GHG14 emission engines. On February 18, 2014, President Obama announced that the EPA and the NHTSA will begin work determining the details of the second phase of the fuel economy and greenhouse gas reduction from heavy-duty engines, such as those operated in ABF Freight’s tractors. Certain states have enacted legislation relating to engine emissions and/or fuel economy, such as regulations enacted by the California

ITEM 1.                                  BUSINESS — continued

Air Resources Board (“CARB”). At the present time, management believes that these regulations will not result in significant additional overall costs. However, although fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs. We are unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations, and there can be no assurance that more restrictive regulations than those previously described will not be enacted.

ABF Freight stores fuel for use in tractors and trucks in 63 underground tanks located in 19 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. We believe ABF Freight is in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results.

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (“CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight is currently involved in litigation related to alleged CWA violations at a branch facility in Washington, as disclosed in Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K; however, due to the nature of the materials in the runoff samples taken at the site by Company representatives, it is unlikely that this matter will result in any requirement for remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. ABF Freight also received a notice of intent to sue from another citizens group in December 2014 alleging CWA violations at its Brooklyn, New York branch. To date, no lawsuit has been filed in connection with this matter and we are in the early stages of assessing potential liability, if any.

We have received notices from the EPA and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating our subsidiaries’ involvement in waste disposal or waste generation at such sites, we have either agreed to de minimis settlements or determined that our obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard. It is anticipated that the resolution of our environmental matters could take place over several years. Our reserves for environmental cleanup costs are estimated based on management’s experience with similar environmental matters and on testing performed at certain sites.

Reputation and Responsibility

ABF Freight is consistently recognized for best-in-class performance in productivity, service, and electronic and market innovation. For the second consecutive year and the third time overall, ABF Freight was honored for its expedited service offerings as a recipient of the Quest for Quality Award from the staffs of Peerless Research Group and Logistics Management magazine. ABF Freight was recognized in Information Week magazine’s “Information Week 500” as an innovator in information technology each year from 2006 to 2013.  ABF Freight has been ranked in the top twenty-five on Selling Power magazine’s list of “Best Companies to Sell For” for thirteen consecutive years. Marking the sixth year in a row to be honored by Training magazine, ABF Freight was listed sixth in the “Training Top 125” in February 2014. For the fourth time in the last five years, ABF Freight was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology.

ABF Freight is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in Insurance, Safety, and Security within this ABF Freight Segment section, ABF Freight is a seven-time winner of the American Trucking Associations’ President’s Trophy for Safety and six-time winner of both the Excellence in Security Award, and the Excellence in Claims/Loss Prevention Award. ABF Freight is the only carrier to earn both the Excellence in Claims/Loss Prevention Award and the Excellence in Security Award in the same year, which it has accomplished three times. ABF Freight was among the winners of the National Truck Safety Contest conducted by the Safety Management Council of the American Trucking Associations for seven of the past twelve years. In January 2015, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2015-2016 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ITEM 1.                                  BUSINESS — continued

ABF Freight is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF Freight has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s safety record. ABF Freight also utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2006, ABF Freight was accepted in the EPA’s SmartWay Transportation Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies improve fuel efficiency. In recognition of ABF Freight’s industry leadership in freight supply chain environmental performance and energy efficiency, the EPA awarded ABF Freight a SmartWay Excellence Award in 2014. For the past five years, ABF Freight was recognized in Inbound Logistics magazine’s annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

Non-Asset-Based Segments

In response to customers’ needs for expanded service offerings, we are strategically investing resources to grow our non-asset-based segments. Through unique methods and processes, including technology solutions, these businesses provide various logistics and maintenance services without significant investment in revenue equipment or real estate. Competition is based primarily on price, service, and the ability to provide high-quality logistics solutions to customers. For the years ended December 31, 2014, 2013, and 2012, the combined revenues of our non-asset-based segments totaled $722.5 million, $571.8 million, and $392.3 million, respectively, accounting for approximately 27%, 25%, and 19% of our total revenues before other revenues and intercompany eliminations in the respective periods. Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2014, 2013, and 2012.

Premium Logistics (Panther)

The Panther segment, formerly known as the Premium Logistics & Expedited Freight Services segment, includes the operating results of Panther, which was founded in 1992 and acquired by the Company on June 15, 2012 (see Note D to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Panther is one of the best-known providers of premium logistics services including time-sensitive, mission-critical, and white-glove delivery. Panther provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther solves the toughest shipping and logistics challenges that customers face through a global network of owner operators and partners specializing in ground, air, and ocean shipping. Additional value is created for Panther customers through seamless access to both ABF Freight and ABF Logistics services which facilitate delivery of more holistic transportation and logistics solutions. As of December 2014, Panther had 498 active employees to support its operations.

Panther revenues, which totaled $316.7 million for the year ended December 31, 2014 and $246.8 million for the year ended December 31, 2013, accounted for approximately 12% and 11% of our total revenues before other revenues and intercompany eliminations in 2014 and 2013, respectively.

Panther’s expedited freight transportation customers communicate their freight needs, typically on a shipment-by-shipment basis, by means of telephone, email, internet, or Electronic Data Interchange (“EDI”). The information about each shipment is entered into a proprietary operating system which facilitates selection of a contracted carrier or carriers based on the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Once the contracted carrier is selected, the cost for the transportation has been agreed upon, and the contract carrier has committed to provide the transportation, Panther is in contact with the contract carrier through numerous means of communication (including EDI, its proprietary Web site, email, fax, telephone, and mobile applications) and utilizes satellite tracking and communication units on the vehicles to continually update the position of equipment to meet customers’ requirements as well as to track the status of the shipment from origin to delivery. The satellite tracking and communication system automatically updates Panther’s fully-integrated internal software and provides customers with real-time electronic updates.

Substantially all of the network capacity for Panther’s operations is provided by third-party contract carriers, including owner operators, ground line-haul providers, cartage agents, air freight carriers, ocean shipping lines, and other transportation asset providers, which are selected based on their ability to serve Panther’s customers effectively with respect to price, technology

ITEM 1.                                  BUSINESS — continued

capabilities, geographic coverage, and quality of service. Third-party owned vehicles are driven by independent contract drivers and by drivers engaged directly by independent owners of multiple pieces of equipment, commonly referred to as fleet owners. Panther owns a fleet of trailers, the communication devices used by its owner operators, and certain highly specialized equipment, primarily temperature-controlled trailers, to meet the service requirements of certain customers.

Panther faces intense market competition from service providers that offer one or more similar premium freight logistics services. Panther’s highly fragmented competitive landscape includes both non-asset-based and asset-based logistics companies, including freight forwarders that dispatch shipments via asset-based carriers; smaller expedited carriers; integrated transportation companies that operate their own aircraft and trucks; cargo sales agents and brokers; internal shipping departments at companies that have substantial transportation requirements; associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates; and smaller niche service providers that provide services in a specific geographic market, industry, or service area. Panther and FedEx Custom Critical are North America’s largest expedited freight transportation service providers. In this market, Panther also competes directly with several small regional and specialized carriers that have close relationships with certain of their customers. Panther has many significantly larger competitors in the truckload market. The premium freight logistics market is the largest market in which Panther competes, and Panther is a relatively smaller and newer competitor in comparison to companies that have operations worldwide and those that have been in business for several decades.

Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced technological systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value. Panther’s performance in each of these areas of competitive distinction has enabled the segment to secure business and help meet growth expectations within the non-asset-based portion of our business. In recognition of its commitment to quality, Panther was awarded the “Quest for Quality Award” in the expedited motor carrier category by Logistics Magazine in 2013. Panther was recognized in Inbound Logistics magazine’s “Top 100 Truckers” in 2014. In acknowledgement of Panther’s technological competence, product and logistics quality, entrepreneurial potential, price-performance ratio and production concept, the Bosch Group recognized Panther as a Preferred Supplier in the courier-express-parcel materials group for the 2013-2014 time period.

Panther is subject to various laws, rules, and regulations and is required to obtain and maintain various licenses and permits, some of which are difficult to obtain. Panther’s network of third-party contract carriers is subject to the CSA program of the FMCSA, the agency which enforces the motor carrier safety regulations of the DOT. These third-party carriers must also comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours of service. Implementation of the current hours-of-service rules has had a slightly negative impact on Panther’s fleet utilization, and future modifications to these rules and other regulations impacting the transportation industry, which are more fully described in Competition, Pricing, and Industry Factors of the ABF Freight Segment within this Business section, may impact Panther’s operating practices and costs.

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

Emergency & Preventative Maintenance (FleetNet)

The FleetNet segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), our subsidiary that provides roadside assistance and maintenance management services for commercial vehicles to customers in the United States and Canada through a network of third-party service providers. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the established nationwide service. In 1995, we purchased WorldWay Corporation, which operated various subsidiaries including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997. FleetNet had 301 active employees as of December 2014.

FleetNet strategically competes in the commercial vehicle maintenance and repair industry in two major sectors: emergency roadside and preventive maintenance. FleetNet competes directly against other third-party service providers, major tire manufacturer hotlines, automotive fleet managers, leasing companies, and companies handling repairs in-house via individual

ITEM 1.                                  BUSINESS — continued

service providers. While no one company encompasses all of FleetNet’s service offerings, competition is based primarily on providing maintenance solutions services. In partnership with best-in-class third-party vendors, FleetNet offers flexible, customized solutions and utilizes technology to provide valuable information and data to minimize fleet downtime, reduce maintenance events, and lower total maintenance costs for its customers.

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that affect commercial vehicle operations, and the segment’s results of operations will be influenced by seasonal variations in service event volume.

Transportation Management (ABF Logistics)

The ABF Logistics segment, formerly known as the Domestic & Global Transportation Management segment, includes the results of operations of our businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services. The strategic alignment of the sales and operations of ABF Logistics into one reportable segment under a single executive management operating team better supports the delivery of these solutions and allows customers to gain greater awareness for these service offerings in an evolving marketplace. As of December 2014, ABF Logistics had 207 active employees to support its operations. During the year ended December 31, 2014, the segment’s ten largest customers, on a combined basis, accounted for approximately 20% of its revenues.

ABF Logistics provides third-party transportation brokerage and management services throughout North America by sourcing a variety of capacity solutions, including dry van over the road and intermodal, flatbed, temperature-controlled, and specialized equipment, coupled with strong technology and carrier- and customer-based Web tools. ABF Logistics also provides LCL and FCL service through its ocean transport offering to approximately 90% of the total ocean international market to and from the United States. Furthermore, the segment provides scalable transportation and warehouse management services that can be customized to efficiently manage customers’ supply chain needs.

ABF Logistics does not own any revenue equipment, ocean vessels, or warehouses; instead, it relies on a network of subcontracted third-party transportation and service providers. The segment’s operating success depends on the ability to find suitable transportation and service providers at the right time, place, and price to provide freight transportation and management services for customers. ABF Logistics seeks to offer value through identifying specific challenges of customers’ supply chain needs and providing customized solutions utilizing technology, both internally to manage its business processes and externally to provide shipment and inventory visibility to its customers. Additional value is created for ABF Logistics customers through seamless access to both ABF Freight and Panther services which facilitate delivery of more holistic transportation and logistics solutions.

ABF Logistics operates in a very competitive market that includes approximately 13,000 active brokerage authorities, thousands of foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, and a wide variety of solution providers, including large transportation integrators as well as regional warehouse and transportation management firms. ABF Logistics competes on service, product and supplier performance, and price.

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

Household Goods Moving Services (ABF Moving)

ABF Moving includes the results of operations of Albert Companies, Inc. and Moving Solutions, Inc. We acquired 75% ownership of Albert Companies, Inc. in 2009 and acquired the remaining 25% in 2011. Moving Solutions, Inc. was established internally to provide sales, marketing, technology, and customer service to facilitate our household goods moving businesses. This segment provides third-party transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. The segment generates a significant portion of its revenues from military relocation services under government contracts. A substantial portion of the freight transportation related to consumer self-move services is handled by ABF Freight, which directly invoices customers for such services. Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight segment at cost. ABF Moving had 230 active employees as of December 2014.

ITEM 1.                                  BUSINESS — continued

ABF Moving offers flexibility and convenience to the way people move through three targeted service offerings for the “do it yourself’ consumer, corporate account employee relocations, and government employee relocations. ABF Moving offers these targeted services at competitive prices that reflect the additional value customers find in the segment’s convenient, reliable service offerings. Industry leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs. ABF Moving competes with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service.

Operating results for ABF Moving are impacted by the state of the national economy, including housing, unemployment, and U.S. mobility, as well as decisions made by the U.S. military which affect personnel moves. Operations of the segment are also impacted by seasonal fluctuations, resulting in higher business levels in the second and third quarters as the demand for moving services are typically higher in the summer months.

Corporate Reputation and Responsibility

The value of the ABF and Panther brands are critical to our success. ABF Freight is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a premium service provider, and that the ABF brand stands for excellence in the areas of customer service, reliability, strategic business partnership, and tactical problem solving. Our reputation is dependent on the image of the ABF brand as it applies to both ABF Freight and ABF Logistics. The Panther brand is also associated with premium service that surpasses customer expectations.

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In our hometown of Fort Smith, Arkansas, we have been a long-time supporter of the United Way of Fort Smith Area and its 34 partner organizations. In 2014, with employee support, we earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, we have been recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

Financial Information About Geographic Areas

Classifications of operations or revenues by geographic location beyond the descriptions previously provided are impractical and, therefore, are not provided. Our foreign operations are not significant.

Available Information

We file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy and information statements, and other information electronically with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Office of FOIA/PA Operations at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. Also, all reports and financial information filed with, or furnished to, the SEC can be obtained, free of charge, through our Web site located at arcb.com or through the SEC Web site located at sec.gov as soon as reasonably practical after such material is electronically filed with, or furnished to, the SEC. The information contained on our Web site does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A.                       RISK FACTORS

The nature of the business activities we conduct subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. Other risks are described in “Item 1. Business — Freight Transportation (ABF Freight) Segment — Competition, Pricing, and Industry Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks or circumstances actually occurs, it could materially harm our business, financial condition, or results of operations and impair our ability to implement business plans or complete development activities as scheduled. In that case, the market price of our common stock could decline.

We are subject to business risks affecting the transportation industry in general as well as risks specific to our company that are largely out of our control, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Our business is subject to business factors affecting the transportation industry. General and industry-specific factors that could have a negative impact on our business, financial condition, and results of operations include, but are not limited to, the following factors: cyber incidents; disruptions or failures of services essential to the use of information technology platforms in our business; violation of international, federal, or state regulations and increasing costs for compliance with such regulations; an increasingly competitive industry and freight rate environment; general economic factors and instability in financial and credit markets; difficulty in attracting and retaining qualified employees, drivers, dockworkers, and/or independent owner operators; volatile fuel prices as well as the rates of change in associated fuel surcharges, the effect of fuel surcharge changes on securing increases in base freight rates, and the inability to collect fuel surcharges; the inability to obtain sufficient fuel supplies; shortage of third-party service providers or our inability to obtain reliable services from third-parties at reasonable prices; loss of market share to freight transportation service providers outside the motor carrier sector; increasing capital requirements; increases in the frequency and/or the severity of workers’ compensation, third-party casualty, cargo loss, and/or self-insurance medical claims; increases in workers’ compensation, third-party casualty, and/or cargo loss insurance premiums; violations and costs of complying with environmental laws or regulations; emissions-control regulations; increases in the cost of, or decreases in the availability of, new equipment and decreases in the amount we are able to obtain for sales of our used equipment; increasing costs of maintenance for revenue equipment; weather or seasonal fluctuations, including any influence of climate change; risks associated with conducting international business; and/or antiterrorism measures.

We are also subject to company-specific risks that could have a negative impact on our business, financial condition, and results of operations including, but not limited to, the following factors: a failure of our information systems; costs or liabilities associated with legal proceedings; increases in the required contributions under ABF Freight’s collective bargaining agreements with the IBT for wage and/or benefit contributions to multiemployer plans or the assessment of a multiemployer plan withdrawal liability; unfavorable terms of or the inability to reach an agreement on future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement with the IBT; loss of key employees; default on covenants of financing arrangements and the availability and terms of future financing arrangements; excess or insufficient capacity resulting from timing of capital investments; potential impairment of goodwill and intangible assets; damage to our brands or corporate reputation; unsuccessful implementation or delayed increases in business volumes of our service and growth initiatives and non-asset-based businesses; and/or unsuccessful business acquisitions.

In addition to the aforementioned factors, each of which is discussed in further detail in this Risk Factors section, we may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, or by a significant decline in demand for our services, each of which may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes, tornadoes, or lightning strikes; illegal acts, including terrorist attacks; and/or other market disruptions.

The foregoing risks are largely out of our control and any one of these risks could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 1A.                         RISK FACTORS — continued

Our information technology systems are subject to cyber risks, some of which are beyond our control, that could have a material adverse effect on our business, results of operations, and financial position.

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems include proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Certain of our software applications or underlying data are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident.

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

Our business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our business, results of operations, and financial position.

We may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, each of which may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes, tornadoes, or lightning strikes; illegal acts, including terrorist attacks; and/or other market disruptions.

Costs incurred and/or loss of business associated with disruptions or failures of essential services upon which our information technology platforms rely could have a material adverse effect on our results of operations and financial condition.

Our business requires the efficient and uninterrupted operation of our information technology, computer and communications hardware systems and infrastructure, including our proprietary information technology platforms, which depend upon the Internet, global communications providers, satellite-based communications systems, the electric grid, electric utility providers, and telecommunications providers. Our communications system is critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services. Our operations and those of our technology and communications and other related service providers are vulnerable to interruption by fires, floods, earthquakes, tornadoes, lightning strikes, power loss, telecommunications failures, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. We have no control over the operation, quality, or maintenance of services provided by our vendors or whether they will improve their services or continue to provide services that are essential to our business. Disruptions or failures in the services upon which our information technology platforms rely, or in other services provided to us by outside service providers upon which we rely to operate our business, may adversely affect the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition.

Our business operations are subject to numerous governmental regulations, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our operating results.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, safety, contract compliance, insurance requirements, tariff and trade policies, employment practices, taxation, and financial reporting. We could become subject to new or more restrictive regulations, such

ITEM 1A.                         RISK FACTORS — continued

as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Compliance with such regulations could substantially reduce equipment productivity, and the costs of compliance could increase our operating expenses.

The DOT rules regulating driving time for commercial truck drivers have had a minimal impact upon our operations. Implementation of the new hours-of-service rules has had a slightly negative impact on driver utilization for ABF Freight and Panther. Future changes in these rules could have further adverse effects on our operating efficiency and increase costs.

Our drivers and dockworkers, including those employed by third-party contract carriers, also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service. The TSA has adopted regulations that require all drivers who carry hazardous materials to undergo background checks by the Federal Bureau of Investigation when they obtain or renew their licenses.

CSA regulations could potentially result in a loss of business to other carriers, driver shortages, increased costs for qualified drivers, and driver and/or business suspension for noncompliance. A resulting decline in the availability of qualified drivers, coupled with additional personnel required to satisfy future revisions to hours-of-service regulations, could adversely impact our ability to hire drivers and contract third-party carriers to adequately meet current or future business needs. Shippers may be influenced by the publicly-available scores in selecting a carrier to haul their freight and, although ABF Freight is recognized in the industry for its commitment to safety, carriers with better CSA scores may be selected in certain cases. In addition, because substantially all of the network capacity for the operations of Panther and ABF Logistics is provided by third-party contract carriers, we are impacted by CSA scores of their contracted owner operators and third-party carriers. Unsatisfactory CSA scores could result in a DOT intervention or audit, resulting in the assessment of fines, penalties, or a downgrade of our safety rating. Our failures, or the failures of our contracted owner operators and third-party carriers, to comply with DOT safety regulations or downgrades in our safety rating could have a material adverse impact on our operations or financial condition. A downgrade in our safety rating could cause us to lose the ability to self-insure. The loss of our ability to self-insure for any significant period of time could materially increase insurance costs or we could experience difficulty in obtaining adequate levels of insurance coverage.

We are also subject to operating regulations related to environmental matters, such as our operation under non-discharge certifications or storm water permits of the federal Clean Water Act at certain ABF Freight facilities. Under certain environmental laws, we could be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites. Violations of applicable laws or regulations may subject us to cleanup costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, any of which could adversely affect our business and operating results.

For the global operations of our ABF Logistics segment, we are licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission (the “FMC”). The FMC has established qualifications for shipping agents, including surety bonding requirements. The FMC is also responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carriers for freight originating or terminating in the United States. If we fail to comply with the regulations of the FMC, we may be subject to penalties or revocation of our permits or licenses, which could have a material adverse effect on the results of global logistics operations.

Many states have initiated enforcement programs to evaluate the classification of independent contractors, and class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of our Panther segment as employees. In the event of such reclassification of our owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on the results of operations and financial condition of our Panther segment.

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

Our non-asset-based segments utilize third-party service providers who are subject to similar regulation requirements as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, there could be a material adverse effect on the operating results and business growth of our non-asset-based segments. Also, activities by these providers that violate applicable laws or regulations could result in government or third party actions against us. Although third-party service providers with whom we contract agree to abide by our policies and procedures, we may not be aware of, and therefore unable to remedy, violations by them.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects on our business, results of operations, and financial condition.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities which may result from the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour and discrimination claims, and any other legal proceedings. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings. For more information related to the Company’s legal proceedings, see Note P to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The multiemployer plans to which ABF Freight contributes, which have been established pursuant to the Taft-Hartley Act, are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer pension plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer pension plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. A withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, it would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which generally would have to be effected through collective bargaining.

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Reform Act under the CFCAA. Among other things, the PPA requires that “endangered” (generally less than 80% funded and commonly called “yellow zone”) plans adopt “funding improvement plans” and that “critical” (generally less than 65% funded and commonly called “red zone”) plans adopt “rehabilitation plans” that are intended to improve the plan’s funded status over time. The Reform Act also created a new designation of “critical and declining” status (applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or during the next 19 plan years

ITEM 1A.                         RISK FACTORS — continued

and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%), which qualifies a fund for certain self-correcting provisions of the Reform Act, subject to various requirements and restrictions, to address severely underfunded plans (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees.

Several of the multiemployer pension plans to which ABF Freight contributes are underfunded and, in some cases, significantly underfunded. The underfunded status of these plans developed over many years, and we believe that an improved funded status will also take time to be achieved. In addition, the highly competitive industry in which we operate could impact the viability of contributing employers. The reduction or loss of contributions by member employers, the impact of market risk on plan assets and liabilities, and the effect of any one or combination of the aforementioned business risks, which are outside our control, have the potential to adversely affect the funded status of the multiemployer pension plans, potential withdrawal liabilities, and our future contribution requirements. We believe that the trustees of these funds will take appropriate measures to fulfill their fiduciary duty to preserve the integrity of the plans, or in certain cases, to extend the solvency of the funds by utilizing a combination of several possible initiatives as they have done in the past. Furthermore, certain provisions of the Reform Act or additional legislative changes or action taken by governmental agencies could provide relief. However, we cannot make any assurances regarding these issues, including whether the funds will exercise the options available to them under the Reform Act to improve their severe underfunding situations.

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2013, approximately 64% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status,” including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”), and approximately 3% of our contributions are made to plans that are in “endangered status,” as defined by the PPA.

Approximately one-half of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 48.4%, 47.6%, and 53.9% as of January 1, 2014, 2013 and 2012, respectively. In 2005, the IRS granted an extension of the period of time over which the Central States Pension Plan amortizes unfunded liabilities by ten years, subject to the condition that a targeted funding ratio is maintained by the plan. Based on information currently available to us, the Central States Pension Plan has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event that the IRS were to revoke the extension, the revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF Freight’s share of the resulting funded deficiency, the extent of which is currently unknown to us. We believe that the occurrence of a revocation that would require recognition of liabilities for ABF Freight’s share of a funded deficiency is remote.

We operate in a highly competitive industry, and our business could suffer if we are unable to adequately address downward pricing pressures and other factors that could adversely affect our profitability and ability to compete in the transportation industry.

We face significant competition in local, regional, national, and, to a lesser extent, international markets. Numerous factors could adversely impact our ability to compete effectively in the transportation and logistics industry, retain our existing customers, or attract new customers, which could have a material adverse effect on our business, financial condition, and results of operations. These competitive factors include, but are not limited to, the following:

•                  ABF Freight competes with many other LTL carriers of varying sizes, including both union and nonunion LTL carriers and, to a lesser extent, with truckload carriers and railroads. Our Panther and ABF Logistics businesses compete with domestic and global logistics service providers which compete in one or more segments of the transportation industry. Some of our competitors have greater capital resources or a lower cost structure than we do or have other competitive advantages.

•                  Our nonunion competitors generally have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers, and our nonunion competitors may have greater operating flexibility. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than ours and may impact our competitiveness in the LTL industry.

ITEM 1A.                         RISK FACTORS — continued

•                  Some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which limits our ability to maintain or increase prices. If customers select transportation service providers based on price alone rather than the total value offered, we may be unable to maintain our operating margins or to maintain or grow tonnage levels.

•                  Customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors.

•                  Customers may reduce the number of carriers they use by selecting “core carriers” as approved transportation service providers, and in some instances, we may not be selected.

•                  Certain of our competitors may offer a broader portfolio of services or more effectively bundle their service offerings, which could impair our ability to maintain or grow our share of one or more markets in which we compete.

•                  Competition in the LTL industry from non-asset-based logistics and freight brokerage companies may adversely affect customer relationships and prices in our ABF Freight operations. Conversely, our ABF Logistics and Panther businesses may be adversely impacted if customers develop their own logistics operations, thus reducing demand for our services, or if shippers shift business to truckload brokerage companies or asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity.

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

•                  Based on economic conditions and industry trends, customers may transition traditional LTL business to truckload shipments. As the economy improves, shipment sizes can increase, prompting shippers to utilize truckload carriers rather than LTL carriers, which could adversely affect our results of operations. In addition, our results of operations could be negatively impacted if our long-haul LTL business is reduced by the trend toward truckload consolidation, whereby a customer gathers groups of shipments, which were traditionally transported by long-haul LTL, into full loads which are tendered to a truckload carrier that will transport them to a distant distribution point where they are then transferred to various carriers as short-haul LTL shipments to the ultimate consignees.

Our business is cyclical in nature, and we are subject to general economic factors and instability in financial and credit markets that are largely beyond our control, any of which could adversely affect our business, financial condition, and results of operations.

Our business is cyclical in nature and tends to reflect general economic conditions. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our business is directly affected by levels of industrial production and manufacturing, residential and commercial construction, and consumer spending, primarily in the North American economy, and capacity in the trucking industry. Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, thus negatively impacting our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our structure proportionately with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. For our non-asset-based logistics businesses, our obligation to pay third-party service providers is not contingent upon payment from our customers, to certain of whom we extend credit which increases our exposure to uncollectible receivables.

We depend on suppliers for equipment, parts, and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies, resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels or otherwise, could adversely impact our business and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We have historically been subject to market risk due to variable interest rates on all or a part of our borrowings under bank credit lines and the secured term loan (“Term Loan”) under our prior credit agreement, and continue to be subject to such risk on our accounts receivable securitization program and the revolving

ITEM 1A.                         RISK FACTORS — continued

credit facility outstanding under our Amended and Restated Credit Agreement, which we entered into on January 2, 2015. Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our revolving credit facility, of which $70 million remains outstanding at the end of February 2015, from variable-rate interest to fixed rate interest, changes in interest rates may increase our financing costs related to our revolving credit facility, future borrowings against our accounts receivable securitization program, new capital lease or note payable arrangements, or additional sources of financing. Furthermore, future financial market disruptions may adversely affect our ability to refinance our revolving credit facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions or disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. (See Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.)

Our qualified nonunion defined benefit pension plan trust holds investments in equity and debt securities. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially increase our requirement to make contributions to the plan. A change in the interest rates used to calculate our funding requirements under the PPA may impact contributions required to fund our plan. Significant plan contribution requirements could reduce the cash available for working capital and other business needs and opportunities. An increase in required pension plan contributions may adversely impact our financial condition and liquidity. Substantial future investment losses on pension plan assets would increase pension expense in the years following the losses. In addition, a change in the discount rate used to calculate our obligations for our nonunion defined benefit pension plan and postretirement health benefit plan for financial statement purposes would impact the accumulated benefit obligation and expense for these plans. An increase in expense for these pension and postretirement plans may adversely impact our results of operations. We could also experience losses on investments related to our cash surrender value of variable life insurance policies, which may negatively impact our results of operations.

Economic volatility could have a material adverse effect on our business, results of operations, and financial position. Furthermore, it is not possible to predict the effects of actual or threatened armed conflicts, terrorist attacks, or political and/or civil unrest on the economy or on consumer confidence in the United States or the impact, if any, on our future results of operations or financial condition.

We depend on our employees to support our business operations and future growth opportunities. If our relationship with our employees deteriorates; if we have difficulty attracting and retaining employees, and/or independent owner operators for Panther’s operations; or if ABF Freight is unable to reach agreement on future collective bargaining agreements, we could be faced with labor inefficiencies, disruptions, or stoppages, or delayed growth, which could have a material adverse effect on our business, reduce our operating results, and place us at a further disadvantage relative to nonunion competitors.

As of December 2014, approximately 79% of ABF Freight’s employees were covered under the ABF NMFA, the collective bargaining agreement with the IBT which extends through March 31, 2018. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on our competitive position, results of operations, cash flows, and financial position. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. ABF Freight’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers and freight-handling personnel for ABF Freight, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels. Difficulty in attracting and retaining qualified drivers and freight-handling personnel or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. Government regulations or the

ITEM 1A.                         RISK FACTORS — continued

adverse impact of certain legislative actions which result in shortages of qualified drivers could also impact our ability to grow the company. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business. In addition to difficulties we may experience in driver retention, if we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs.

The driver fleet of our Panther segment is made up of independent owner operators and individuals. We face intense competition in attracting and retaining qualified owner operators from the available pool of drivers and fleets, and we may be required to increase owner operator compensation or take other measures to remain an attractive option for owner operators, which may negatively impact our results of operations. If we are not able to maintain our delivery schedules due to a shortage of drivers or if we are required to increase our rates to offset increases in labor costs, our services may be less competitive which could have an adverse effect on our business.

Our ability to maintain and grow our business will also depend, in part, on our ability to retain and attract additional sales representatives and other key operational personnel and properly incentivize them to obtain new customers, maintain existing customer relationships, and efficiently manage our business. If we are unable to maintain or expand our sales and operational workforce, our ability to increase our revenues and operate our business could be negatively impacted.

Our management team is an important part of our business and loss of key employees could impair our business, financial condition, and results of operations.

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

We depend heavily on the availability of fuel for our trucks. Fuel shortages, increases in fuel costs, and the inability to collect fuel surcharges or obtain sufficient fuel supplies could have a material adverse effect on our results of operations.

The transportation industry is dependent upon the availability of adequate fuel supplies. We have not experienced a lack of available fuel but could be adversely impacted if a fuel shortage develops. A disruption in our fuel supply resulting from natural or man-made disasters, armed conflicts, terrorist attacks, actions by producers, or other factors that are beyond our control could have a material adverse effect on our operations. We maintain fuel storage and pumping facilities at our distribution centers and certain other terminals; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Our ABF Freight and Panther segments charge a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of higher energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of higher energy prices on other cost elements, recoverability of higher fuel costs through fuel surcharges, the effect of fuel surcharges on our overall rate structure, or the total price that we will receive from our customers.

Fuel prices have fluctuated significantly in recent years. During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating results could be impacted. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2014, the fuel surcharge mechanism generally continued to have market acceptance among our customers, although certain nonstandard arrangements have limited the amount of fuel surcharge recovered. During periods of increasing fuel costs, the negative impact on operating margins of capped fuel surcharge revenue is more evident as fuel prices remain above maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, which we have experienced since third quarter 2014, our fuel surcharge percentages also decrease, which negatively impacts our revenues, and the revenue decline may be disproportionate to our fuel costs. While the fuel surcharge is one of

ITEM 1A.                         RISK FACTORS — continued

several components in our overall rate structure, the actual rate paid by customers is governed by market forces based on value provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase.

Higher fuel prices cause customers of our FleetNet segment to seek cost savings throughout their businesses which may result in a reduction of miles driven and/or a deferral of maintenance practices that may reduce the volume of our maintenance service events, resulting in an adverse impact on the segment’s operating results, financial condition and cash flows.

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Significant changes in diesel fuel prices and the associated fuel surcharge may increase volatility in our fuel surcharge revenue and fuel-related costs. Significant increases in fuel prices or fuel taxes resulting from economic or regulatory changes, supply and demand imbalances, actions by producers, or other factors that are out of our control which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our revolving credit facility and accounts receivable securitization program contain customary financial and other customary restrictive covenants that may limit our future operations. A default under these financing arrangements or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

The Amended and Restated Credit Agreement, which governs our revolving credit facility, contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. Our accounts receivable securitization program contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and maintaining certain characteristics of the receivables, such as rates of delinquency, default, and dilution.

If we default under the terms of our Amended and Restated Credit Agreement or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. In the event of a default under either of these facilities, we could automatically default on the other of these facilities and on our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our revolving credit facility or accounts payable securitization program, the lenders could proceed against the collateral by which our revolving credit facility is secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our Amended and Restated Credit Agreement or accounts receivable securitization program or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could have a material adverse effect on our liquidity and financial condition.

In addition, failing to achieve certain financial ratios as required by our revolving credit facility could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies.

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our results of operations, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth, could increase purchased transportation costs of ABF Freight and ABF Logistics which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers occurred, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, we may not be able to negotiate competitive contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at costs which are acceptable to us or our customers, any of which could limit our ability

ITEM 1A.                         RISK FACTORS — continued

to provide this service. If these situations occur, our results of operations, cash flows, and customer relationships could be adversely impacted.

The inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators for Panther and drivers of contracted truckload carriers for the brokerage operations of ABF Logistics; shortages in available cargo capacity; equipment shortages, particularly among contracted truckload carriers; or a significant interruption in service or stoppage in third-party transportation services could have a material adverse effect on the operating results of our non-asset-based businesses.

Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing or otherwise change the services we are able to offer to our customers. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues, and profitability of our non-asset-based businesses and our customer relationships.

Our ability to secure the services of such third-party service providers is affected by many risks beyond our control, including equipment shortages in the transportation industry, labor disputes, and changes in regulations impacting transportation.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with our Panther and ABF Logistics operations, which are dependent on third-party contract carriers. From time to time, the drivers who are employees, owner operators, or independent contractors working for third-party carriers that we contract with are involved in accidents that may result in cargo loss or damage or serious personal injuries. As a result, claims may be asserted against us for actions by such drivers or for our actions in retaining them. Our third-party contract carriers may not agree to bear responsibility for such claims, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

Our business, results of operations, and financial condition could be adversely impacted by increased competition from freight transportation service providers outside the motor carrier freight transportation industry.

In addition to LTL and truckload motor carriers, we compete against other freight transportation service providers, including railroads, which have recently experienced growth due to general economic improvement and a conversion of truckload to intermodal shipping. Certain challenges specific to the motor carrier freight transportation industry, such as the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; changes to driver hours-of-service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations could result in the service offerings of other freight transportation service providers being more competitive. Our business, results of operations, and financial condition could be adversely impacted if railroads or other freight transportation sectors increase their share of the market for our services.

We have significant ongoing capital requirements that could have a material adverse effect on our business, profitability, and growth if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms or properly forecast capital needs to correspond with business volumes.

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited; it may be necessary for us to utilize our existing financing arrangements to a greater extent or enter into additional leasing or financing arrangements, possibly on less favorable terms; or our revenue equipment may have to be held for longer periods, which would result in increased expenditures for maintenance. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. In addition, our revolving credit facility contains provisions that could limit our level of annual capital expenditures. If we were unable to properly forecast capital needs and/or were unable to generate sufficient cash from operations, obtain adequate financing at acceptable terms, or if our capital spending was otherwise limited, there could be an adverse effect on our business, profitability, and growth.

ITEM 1A.                         RISK FACTORS — continued

Ongoing claims expenses could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for accidents or for cargo loss or damage occurring in ABF Freight’s operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize for our non-asset-based segments, for our actions in retaining their services, or for loss or damage to our customers’ goods for which we are determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. Our current self-insurance retention levels for ABF Freight are $1.0 million for each workers’ compensation loss, generally $1.0 million for each third-party casualty loss, and $1.0 million for each cargo loss. Certain of our motor carrier subsidiaries other than ABF Freight are insured but have lower deductibles on their policies. Our self-insurance retention levels for medical benefits are $275,000 per person, per claim year. We maintain insurance for liabilities above the amounts of self-insurance to certain limits. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results. Significant increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In addition, if we lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event.

We have programs in place with multiple surety companies for the issuance of unsecured surety bonds in support of our self-insurance program for workers’ compensation and third-party casualty. Estimates made by the states and the surety companies of our future exposure for our self-insurance liabilities could influence the amount and cost of additional letters of credit and surety bonds required to support our self-insurance program, and we may be required to maintain secured surety bonds in the future which could increase the amount of our cash equivalents and short-term investments restricted for use and unavailable for operational or capital requirements.

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

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We may transport or arrange for the transportation of hazardous materials and explosives and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. At certain ABF Freight facilities, we store fuel in underground and aboveground tanks and/or we operate with non-discharge certifications or storm water permits under the federal Clean Water Act. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage, and hazardous waste disposal. Under certain environmental laws, we could be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to cleanup costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business and operating results. In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

ITEM 1A.                         RISK FACTORS — continued

Concern over climate change, including the impact of global warming, has led to significant legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form of federal, state, or regional climate change legislation is possible in the future. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs. Increased regulation regarding greenhouse gas emissions, including diesel engine emissions and/or total vehicle fuel economy, could impose substantial costs on us that may adversely impact our results of operations. We are also subject to increasing customer sensitivity to sustainability issues, and we may be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

The engines used in our newer tractors are subject to recent emissions-control regulations, which could substantially increase operating expenses.

In August 2011, the EPA and the NHTSA established a national program to reduce greenhouse gas emissions and establish new fuel efficiency standards for commercial vehicles, and the new design requirements became effective for 2014 model tractor engines extending through model year 2018. The EPA and the NHTSA will be determining the details of the second phase of the fuel economy and greenhouse gas reduction from heavy-duty engines. Greenhouse gas emissions regulations are likely to impact equipment design and cost. A number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets that operate in interstate commerce. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

Following EPA-mandated tractor engine design requirements intended to reduce emissions which became effective on January 1, 2007, more restrictive EPA emission-control design requirements became effective for engines built on or after January 1, 2010. Engine manufacturers have made adjustments to the operating software, since the introduction of the 2010 EPA-compliant engines, that have resulted in slightly improved fuel economy and some early-life cycle reduction in maintenance cost per mile compared to the 2007 EPA-compliant engines; however, the 2010 engines are generally less fuel-efficient and the maintenance costs have proven to be markedly higher in comparison to the pre-2007 EPA engines.

Future regulation of other environmental matters, including potential limits on carbon emissions under climate-change legislation, could also negatively impact our business and profitability if enacted. ABF Freight’s costs to acquire and maintain compliant equipment could increase substantially. Reduced fuel demand due to improved fuel economy may result in legislative efforts to increase fuel taxes which, if enacted, could significantly increase our costs. If we are not able to adequately increase our freight rates, recover fuel surcharges, or recognize fuel economy savings to offset increases in equipment and maintenance costs, and if we are not able to offset fuel tax increases through reductions in other excise taxes or through increases in the rates we charge our customers, our business, results of operations, and financial position could be adversely affected.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment could adversely affect our results of operations and cash flows.

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements mandated by the EPA, which are intended to reduce emissions. More restrictive EPA engine and emissions system design requirements became effective for engines built on or after January 1, 2010. In August 2011, the EPA and the NHTSA established a national program to reduce greenhouse gas emissions and establish new fuel efficiency standards for commercial vehicles beginning in model year 2014 and extending through model year 2018. In February 2014, President Obama announced that the EPA and the NHTSA will begin work determining the details of the second phase of the fuel economy and greenhouse gas reduction from heavy-duty engines, such as those operated in ABF Freight’s tractors. Greenhouse gas emissions regulations are likely to impact equipment design and cost. A number of states have mandated, and states may continue to individually mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets that operate in

ITEM 1A.                         RISK FACTORS — continued

interstate commerce. Further equipment price increases may result from these federal and state requirements. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

During prolonged periods of decreased tonnage levels, we may make strategic fleet reductions in our ABF Freight operations and, other trucking companies may reduce fleet levels during recessionary economic cycles, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. If market prices for used revenue equipment decline, corresponding decreases in our established salvage values on equipment being used in our ABF Freight operations would increase our depreciation expense, and we could incur impairment losses on assets held for sale which could have an adverse effect our results of operations and cash flows.

We may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due, for example, to lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for our ABF Freight operations could have a material adverse effect on our business, results of operations, and financial condition.

Our total assets include goodwill and intangibles. If we determine that these items have become impaired in the future, our earnings could be adversely affected.

As of December 31, 2014, we had recorded goodwill of $77.1 million and intangible assets, net of accumulated amortization, of $72.8 million, both primarily as a result of the June 15, 2012 acquisition of Panther. Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill and indefinite-lived intangible assets are not amortized but rather are evaluated for impairment annually or more frequently, if indicators of impairment exist. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the impairment evaluations for goodwill and intangible assets indicate the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to that excess. Our annual impairment evaluations of goodwill and indefinite-lived intangible assets were performed as of October 1, 2014, 2013 and 2012, and it was determined that there was no impairment of the recorded balances.

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

If we are unable to maintain our corporate reputation and the ABF, Panther, and U-Pack brands, our business may suffer.

ABF Freight is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Our business depends in part on our ability to maintain the image of the ABF brand as it applies to both ABF Freight and ABF Logistics. The Panther brand is also synonymous with premium service. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators, could adversely impact our customers’ image of the ABF companies, Panther, and U-Pack and result in the loss of business. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, which are connected to ABF Freight, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships, as well as hinder the growth of our non-asset-based businesses. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial position, as well as require additional resources to rebuild our reputation and restore the value of our brand.

ITEM 1A.                         RISK FACTORS — continued

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

Our growth plans place significant demands on our management and operating personnel and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. In addition, as we focus on growing our non-asset-based businesses, we may encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors, and we may not be able to successfully gain market share which could have an adverse effect on our operating results and financial position.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any future acquisitions.

We evaluate acquisition candidates from time to time and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may be unable to generate sufficient revenue from the operation of an acquired business to offset our acquisition or investment costs. The degree of success of our acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends in part upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others: retention of customers and key employees; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; difficulties managing businesses that are outside our historical core competency; inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them; consolidation of corporate and administrative infrastructures; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The diversion of management’s attention from our current operations to the acquired operations and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill and intangible and other assets in the future.

Our results of operations could be impacted by seasonal fluctuations or adverse weather conditions.

Our operations are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Freight shipments and operating costs of the ABF Freight and ABF Logistics operating segments can be adversely affected by inclement weather conditions, and the first quarter of each year generally has the lowest tonnage levels. Expedited shipments of the Panther segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the FleetNet segment are influenced by seasonal variations, and service event volume is generally lower during mild weather conditions. Business levels of the ABF Moving segment are generally lower in the non-summer months when demand for moving services is typically lower. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and level of services provided by our non-asset-based segments and, consequently, our operating results.

ITEM 1A.                         RISK FACTORS — continued

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; social, political, and economic instability; the ability to secure space on third-party aircraft, ocean vessels, and other modes of transportation; burdens of complying with a wide variety of international and United States regulations and export and import laws as well as different liability standards and less developed legal systems; difficulties in enforcing contractual obligations and intellectual property rights; and changes in foreign exchange rates. In addition, natural disasters, pandemics, and insurrections could impede our ability to provide satisfactory services to customers in international locations.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) and hold Customs-Trade Partnership Against Terrorism (“C-TPAT’) status for our ABF Freight and Panther segments. Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in legal claims against us. If we are unable to maintain our C-TPAT status, we may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers, because of the enhanced levels of supply chain security provided by participating in the C-TPAT program. In addition, loss of C-TPAT status for Panther, may result in significant border delays for the segment, which could cause its international operations to be less efficient than competitors also operating internationally. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes, or government royalties imposed by foreign governments. These and other factors that substantially affect the operations of our international business could have a material adverse effect on the operating results of our global service offerings.

Our business could be harmed by antiterrorism measures.

As a result of actual or threatened terrorist attacks on the United States, federal, state, and municipal authorities have implemented and may implement in the future various security measures, including checkpoints and travel restrictions on large trucks. Although many companies would be adversely affected by any slowdown in the availability of freight transportation, the negative impact could affect our business disproportionately. For example, we offer specialized services that guarantee on-time delivery. If security measures disrupt the timing of deliveries, we could fail to meet the needs of our customers or could incur increased costs in order to do so. Additional security measures may also reduce productivity of our drivers and third-party transportation service providers, which would increase our operating costs. There can be no assurance that new antiterrorism measures will not be implemented and that such new measures will not have a material adverse effect on our business, results of operations, or financial condition.

Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our restated certificate of incorporation, as amended, and our amended and restated bylaws, as amended, may have the effect of delaying or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in our Board of Directors and management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of the Company or other change in control transaction and thereby negatively affect the price that investors might be willing to pay in the future for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements; although recent and expected business growth has required the Company to obtain additional office space.

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains 196,800 square feet. To support growth of its operating subsidiaries, on May 30, 2014, the Company announced that it plans to construct a new corporate headquarters facility in Fort Smith, Arkansas. Certain of the Company’s subsidiaries will continue to operate from the existing corporate headquarters office building after our new corporate headquarters facility is constructed.

Freight Transportation (ABF Freight) Segment

As of December 31, 2014, ABF Freight operated out of 247 terminal facilities, 10 of which also serve as distribution centers. The Company owns 116 of these facilities and leases the remainder from nonaffiliates. ABF Freight’s distribution centers are as follows:

	No. of Doors	Square Footage

Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Kansas City, Missouri	252	166,200
Winston-Salem, North Carolina	150	174,600
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Non-Asset-Based Segments

Through early January 2015, Panther leased its general offices located in two buildings in Seville, Ohio totaling approximately 46,300 square feet, as well as eight additional locations with approximately 29,600 square feet of office and warehouse space. In January 2015, Panther purchased a new general office building and service bay in Sharon Township, Ohio totaling approximately 60,300 square feet to replace the leased office buildings in Seville.

FleetNet owns its offices located in Cherryville, North Carolina containing approximately 38,900 square feet.

ABF Logistics and certain sales and administrative functions of ABF Moving lease two office buildings in Fort Smith, Arkansas with approximately 44,500 square feet of space.

ABF Moving owns its general offices and warehouse buildings containing approximately 71,000 square feet and leases additional office space of approximately 38,000 square feet located in Wichita Falls, Texas.

ITEM 3.                        LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. These legal actions are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations, or cash flows. We maintain liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. We have accruals for certain legal, environmental, and self-insurance exposures. For information related to our environmental and legal matters, see Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation (the “Company”) trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCB.” The following table sets forth the high and low recorded sale prices of the common stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend
2013
First quarter	$12.78	$9.50	$0.03
Second quarter	23.45	9.62	0.03
Third quarter	28.10	19.40	0.03
Fourth quarter	35.96	21.35	0.03

2014
First quarter	$37.61	$29.88	$0.03
Second quarter	45.68	35.09	0.03
Third quarter	45.19	31.50	0.03
Fourth quarter	47.52	30.14	0.06

At February 23, 2015, there were 25,986,079 shares of the Company’s common stock outstanding, which were held by 268 stockholders of record.

The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Amended and Restated Credit Agreement (see Note H to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and other factors. On January 22, 2015, the Board of Directors declared a quarterly dividend of $0.06 per share to stockholders of record on February 5, 2015.

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

As of December 31, 2014, the Company has purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the program. The total shares repurchased by the Company, since the inception of the program, have been made at an average price of $35.11 per share.

In February 2015, the Company purchased an additional 64,200 shares of its common stock for an aggregate cost of $2.5 million, leaving $15.7 million available for repurchase under the current buyback program.

ITEM 6. SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2014. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2014	2013	2012(1)	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,612,693	$2,299,549	$2,065,999	$1,907,609	$1,657,864
Operating income (loss)	69,239	19,070	(14,568)	9,759	(54,545)
Income (loss) from continuing operations before income taxes	70,612	19,461	(16,992)	9,493	(53,797)
Income tax provision (benefit)	24,435	3,650	(9,260)	3,160	(21,376)
Income (loss) from continuing operations attributable to ArcBest Corporation	46,177	15,811	(7,732)	6,159	(32,693)
Earnings (loss) per common share, diluted	1.69	0.59	(0.31)	0.23	(1.30)
Cash dividends declared per common share(2)	0.15	0.12	0.12	0.12	0.12
Balance Sheet Data:
Total assets	1,127,622	1,017,326	1,034,462	916,220	860,951
Current portion of long-term debt	25,256	31,513	43,044	24,262	14,001
Long-term debt (including notes payable and capital leases, excluding current portion)	102,474	81,332	112,941	46,750	42,657
Other Data:
Net capital expenditures, including assets acquired through notes payable and capital leases(3)	85,880	24,211	68,854	76,575	41,886
Depreciation and amortization of fixed assets	81,870	84,215	85,493	73,742	71,565
Amortization of intangibles	4,352	4,174	2,261	—	—

(1)         On June 15, 2012, the Company acquired Panther Expedited Services, Inc. Panther’s operations have been included in the consolidated results of operations since the acquisition date (see Note D to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(2)         In October 2014, the Company’s Board of Directors increased the quarterly cash dividend to $0.06 per share.

(3)         Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest CorporationSM (the “Company,” “we,” “us,” and “our”) is the parent holding company of businesses providing freight transportation services and logistics solutions. We were formerly known as Arkansas Best Corporation. On May 1, 2014, we changed our name to ArcBest Corporation and our common stock began trading on the NASDAQ Global Select Market under a new symbol, ARCB. In conjunction with our name change, we adopted a new unified logo system as we strengthen our identity as a holistic provider of transportation and logistics solutions for a wide variety of customers.

Our principal operations are conducted through our Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments are the following non-asset-based businesses: Premium Logistics (Panther); Emergency & Preventative Maintenance (FleetNet); Transportation Management (ABF Logistics); and Household Goods Moving Services (ABF MovingSM). Together, our ABF Freight and non-asset-based segments provide a comprehensive suite of transportation and logistics services.

ORGANIZATION OF INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our consolidated financial statements and the related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ materially from the statements made in this section due to a number of factors that are discussed in “Forward-Looking Statements” of Part I and “Risk Factors” of Part I, Item 1A of this Annual Report on Form 10-K. MD&A is comprised of the following:

•                 Results of Operations includes:

•                 an overview of consolidated results with 2014 compared to 2013 and 2013 compared to 2012, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;

•                 a financial summary and analysis of the ABF Freight segment results of 2014 compared to 2013 and 2013 compared to 2012, including a discussion of key actions and events that impacted the results;

•                 a financial summary and analysis of our non-asset-based reportable operating segments, including a discussion of key actions and events that impacted the results; and

•                 a discussion of other matters impacting operating results including seasonality, effects of inflation, economic conditions, environmental and legal matters, and information technology and cybersecurity.

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

•                 Income Taxes provides an analysis of the effective tax rates and deferred tax balances, including deferred tax asset valuation allowances.

•                 Recent Accounting Pronouncements are also discussed.

The key indicators necessary to understand our operating results include:

•                 For the ABF Freight segment:

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

•                For the non-asset-based reportable segments, primarily customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or events used to measure changes in business levels.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2014	2013	2012
	(in thousands, except per share data)
OPERATING REVENUES
Freight Transportation (ABF Freight)	$1,930,990	$1,761,716	$1,701,495
Premium Logistics (Panther)(1)	316,668	246,849	132,326
Emergency & Preventative Maintenance (FleetNet)	158,581	137,546	115,968
Transportation Management (ABF Logistics)	152,632	105,223	66,431
Household Goods Moving Services (ABF Moving)	94,628	82,169	77,619
Other and eliminations	(40,806)	(33,954)	(27,840)
Total consolidated operating revenues	$2,612,693	$2,299,549	$2,065,999

OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$50,093	$10,033	$(19,800)
Premium Logistics (Panther)(1)	15,640	6,956	2,402
Emergency & Preventative Maintenance (FleetNet)	3,122	3,274	1,935
Transportation Management (ABF Logistics)	3,835	2,973	3,013
Household Goods Moving Services (ABF Moving)	3,179	1,850	692
Other and eliminations	(6,630)	(6,016)	(2,810)
Total consolidated operating income (loss)	$69,239	$19,070	$(14,568)

NET INCOME (LOSS)	$46,177	$15,811	$(7,732)

DILUTED EARNINGS (LOSS) PER SHARE	$1.69	$0.59	$(0.31)

(1)         Includes the operations of Panther since the June 15, 2012 acquisition date.

Our consolidated revenues, which totaled $2.6 billion for 2014, increased 13.6% compared to 2013, preceded by an 11.3% increase in 2013 revenues compared to 2012. The year-over-year increases in consolidated revenues for 2014 and 2013 reflect higher business volumes reported by each segment. ABF Freight revenues, which represented 73%, 75%, and 81% of total revenues before other revenues and intercompany eliminations for 2014, 2013, and 2012, respectively, increased 9.6% in 2014 and 3.7% in 2013 on a per-day basis compared to the prior year, primarily due to the impact of increases in tonnage per day of 6.6% and 3.6%, respectively. ABF Freight’s revenue increase in 2014 was also influenced by improved yields, as measured by billed revenue per hundredweight, including fuel surcharges, which increased 2.9% in 2014 compared to 2013. The year-over-year increase in consolidated revenues for 2013 reflects the full year of Panther’s revenues, compared to the prior period which included the segment’s operations from the June 15, 2012 acquisition date. As a result of the Panther acquisition and business growth due to strategic investments in personnel and infrastructure, our non-asset-based segments have become a larger proportion of consolidated revenues, generating 27%, 25%, and 19% of total revenues before other revenues and intercompany eliminations for 2014, 2013, and 2012, respectively.

The year-over-year improvements in consolidated operating income, net income, and earnings per share for 2014 and 2013 primarily reflect higher revenues and the cost reductions associated with ABF Freight’s collective bargaining agreement that was implemented on November 3, 2013, as further discussed in the ABF Freight Segment Overview section of Results of Operations. Net income and earnings per share were also impacted by the effective tax rates, as further described within the Income Taxes section of MD&A.

Consolidated operating results were also impacted by pension settlement charges related primarily to our nonunion defined benefit pension plan. In 2014, we incurred pension settlement charges of $6.6 million (pre-tax), or $4.0 million (after-tax) and $0.16 per share, versus $2.1 million (pre-tax), or $1.3 million (after-tax) and $0.05 per share, in 2013. We expect to continue to recognize quarterly pension settlement expense related to the nonunion defined benefit pension plan of approximately $1.0 million; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the accumulated benefit obligation of the plan upon settlement.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Because our unvested restricted stock units contain rights for the award holder to receive nonforfeitable dividends, they are considered “participating securities”; and, therefore, we are required to use the two-class method for determining earnings per share. Under this two-class method, a portion of net income and the amount of dividends paid on the unvested restricted stock units are deducted from net earnings and allocated to the unvested restricted stock units based on the proportion of weighted-average unvested restricted stock units to the total of weighted-average common stock outstanding plus the weighted-average unvested restricted stock units. The remainder of net earnings (or adjusted net earnings) is used for calculating earnings per share available to common stock. The amount of earnings allocated to restricted stock units (i.e., the amount of earnings deducted from total net earnings and not used in the calculation of earnings per share available to common stockholders), depends on the relationship of the number of unvested restricted stock units to weighted-average common stock outstanding, and this allocated earnings amount would also change as net earnings changes. Due to the increase in net earnings, the effect of allocating earnings to restricted stock units reduced earnings per share available to common stockholders by $0.09 in 2014, compared to $0.03 per share and $0.01 per share in 2013 and 2012, respectively. (See the calculation of earnings per share in Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.) As a result of recent changes to our restricted stock program, the impact of dividends to be paid on unvested restricted stock units in the two-class method for calculating earnings per share will be lessened beginning in 2015.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

Consolidated Adjusted EBITDA increased 38.2% and 36.5% in 2014 and 2013, respectively, compared to the prior year. The variances in consolidated Adjusted EBITDA reflect changes in consolidated earnings, which were driven primarily by ABF Freight’s operating results.

	Year Ended December 31
	2014	2013	2012
	($ thousands)
CONSOLIDATED ADJUSTED EBITDA
Net income (loss)	$46,177	$15,811	$(7,732)
Interest and other related financing costs	3,190	4,183	5,273
Income tax provision (benefit)	24,435	3,650	(9,260)
Depreciation and amortization	86,222	88,389	87,754
Share-based compensation expense	6,998	5,494	6,068
Amortization of net actuarial losses and pension settlement expense	9,300	10,046	11,385
	$176,322	$127,573	$93,488

Adjusted EBITDA is a primary component of the financial covenants contained in our Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, this financial measure should not be construed as a better measurement than operating income (loss), operating cash flow, net income (loss), or earnings (loss) per share, as determined under GAAP. Other companies may calculate EBITDA differently; therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Segment Overview

ABF Freight’s operations are affected by general economic conditions, as well as a number of other factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. The key performance factors and operating results for ABF Freight are discussed in the following paragraphs.

ABF Freight represented approximately 73% of our 2014 total revenues before other revenues and intercompany eliminations. As of December 2014, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the effects of the contract changes were fully realized immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Upon implementation of the ABF NMFA, applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA in 2013. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

In an ongoing effort to manage our cost structure to business levels, we routinely evaluate and modify the ABF Freight network to reflect changes in customer demand and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight. During first quarter 2014, ABF Freight consolidated 22 smaller terminals into nearby facilities as part of a change of operations which the IBT approved in January 2014. The change of operations is part of an ongoing, dynamic network analysis that was initiated in 2013 along with other efforts to improve ABF Freight’s profitability. Combined with the consolidation of eight smaller terminals in the second half of 2013, the number of total ABF Freight service facilities has been reduced to 247. ABF Freight continues to directly serve customers in the markets it served prior to the network consolidation. The change of operations provides for improved transit times for customers, enhanced operational efficiency, and greater density in ABF Freight’s less-than-truckload (“LTL”) freight network. The costs associated with implementing the ABF Freight network adjustments were not material. There can be no assurances that these changes will continue to result in a material improvement of ABF Freight’s results of operations, and cost savings associated with these or future network changes will fluctuate based on business levels and the profile and geographic mix of freight.

Tonnage

ABF Freight’s tonnage levels increased 6.6% and 3.6% on a per-day basis in 2014 and 2013, respectively, compared to the prior year, preceded by a decline of 4.6% on a per-day basis in 2012 compared to 2011. The increases in year-over-year tonnage levels for the 2014 and 2013 periods resulted primarily from improved economic conditions and, for 2014, additional LTL shipments associated with service and demand constraints in other transportation modes. The 2014 tonnage growth occurred despite the negative impact of unusually severe winter weather in first quarter 2014 that disrupted operations, decreased shipments, and increased costs. While quarterly tonnage levels have fluctuated significantly in recent years, ABF Freight has experienced quarterly increases in year-over-year tonnage per day since fourth quarter 2012. The tonnage declines throughout the first nine months of 2012 were impacted by ABF Freight’s initiatives to improve account profitability, which led to quarterly year-over-year increases in billed revenue per hundredweight, including fuel surcharges, during the same times.

Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. Quarter-to-date through February 2015, average daily total tonnage for ABF Freight was consistent with the same period last year, with increases in LTL tonnage offset by significant decreases in truckload-rated tonnage. The 2014 quarter-to-date period was impacted by unfavorable weather as previously discussed. The impact of general economic conditions and ABF Freight’s pricing approach, as further discussed in the following Pricing section of this ABF Freight Segment Overview, may continue to impact ABF Freight’s tonnage levels and, as such, there can be no assurances that ABF Freight will maintain or achieve improvements in its current operating results.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Pricing

Another key factor to ABF Freight’s operating results is the industry pricing environment which influences ABF Freight’s ability to obtain appropriate margins and price increases on customer accounts. Externally, ABF Freight’s pricing is typically measured by billed revenue per hundredweight, which is a reasonable, although approximate, measure of price change. Generally, freight is rated by a class system, which is established by the National Motor Freight Traffic Association, Inc. Light, bulky freight typically has a higher class and is priced at a higher revenue per hundredweight than dense, heavy freight. Changes in the rated class and packaging of the freight, along with changes in other freight profile factors such as average shipment size, average length of haul, freight density, and customer and geographic mix, can affect the average billed revenue per hundredweight measure.

Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF Freight to the customer, and current market conditions. Since pricing is established individually by account, ABF Freight focuses on individual account profitability rather than a single measure of billed revenue per hundredweight when considering customer account or market evaluations. This is due to the difficulty of quantifying, with sufficient accuracy, the impact of changes in freight profile characteristics, which is necessary in estimating true price changes.

Total billed revenue per hundredweight, including fuel surcharge, increased 2.9% during 2014 compared to 2013, and increased slightly in 2013 compared to 2012. The 2014 increase in the billed revenue per hundredweight measure was influenced by the November 2014, March 2014, and May 2013 general rate increases and improvements in contractual and deferred pricing agreements that were renewed during the periods. In addition, changes in business mix, with a higher proportion of LTL-rated business combined with increased pricing on truckload-rated shipments, and profile changes, including higher class and a slight increase in length of haul, favorably impacted the billed revenue per hundredweight measure. The year-over-year slight increase in total billed revenue per hundredweight, including fuel surcharges, during 2013 was impacted by ABF Freight’s more cautious approach to its overall account evaluation during first quarter 2013, when retention of customer accounts was emphasized during the seasonally slower months, before shifting toward yield improvement during the remainder of 2013.

Quarter-to-date through February 2015, ABF Freight’s revenues were approximately 4% above the same prior-year period due to increases in billed revenue per hundredweight (which includes lower fuel surcharges), reflecting improved account pricing and changes in business mix, with a higher proportion of LTL-rated business. There can be no assurances that the current price improvement trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2014, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. In periods of declining fuel prices, which we have experienced since third quarter 2014, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight revised its standard fuel surcharge program effective February 4, 2015.  The modified fuel surcharge scale, which was changed to increase the fuel surcharge rate at lower fuel prices, will impact approximately 40% of ABF Freight’s shipments and will primarily affect non-contractual customers. Despite the revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and health care benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF Freight’s operating expenses as salaries, wages, and benefits, amounted to 58.1%, 61.0%, and 62.9% of ABF Freight’s revenues for 2014, 2013, and 2012, respectively. The improvement in labor costs as a percentage of revenue for 2014 primarily reflects the savings related to the ABF NMFA, offset in part by declines in productivity primarily reflecting the negative impact of a significantly higher proportion of inexperienced dock and city delivery employees utilized for the tonnage growth. Labor costs and the productivity issues experienced by ABF Freight are discussed further in the ABF Freight Segment Results section of Results of Operations.

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

ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. We expect the combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules, as previously discussed in this section of Results of Operations, to be crucial steps in more closely aligning ABF Freight’s labor cost structure with that of its competitors. However, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which we contribute indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 that was signed into law on December 16, 2014, includes new provisions to address the funding of multiemployer pension plans in critical and declining status, including certain of those in which ABF Freight participates. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the Pension Benefit Guaranty Corporation for the suspension of certain benefits. Any actions taken by multiemployer pension plan trustees under the Reform Act will not reduce benefit rates ABF Freight is obligated to pay under its current contract with the IBT; however, management believes the Reform Act is a constructive step in addressing the complex funding issue facing multiemployer pension plans and their contributing employers. See Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the provisions of the Reform Act.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Segment Results — 2014 Compared to 2013

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Year Ended December 31
	2014	2013
ABF Freight Operating Expenses
Salaries, wages, and benefits	58.1%	61.0%
Fuel, supplies, and expenses	18.7	18.9
Operating taxes and licenses	2.4	2.5
Insurance	1.3	1.2
Communications and utilities	0.8	0.9
Depreciation and amortization	3.6	4.1
Rents and purchased transportation	11.9	10.3
Gain on sale of property and equipment	(0.1)	—
Pension settlement expense	0.3	0.1
Other	0.4	0.4
	97.4%	99.4%

ABF Freight Operating Income	2.6%	0.6%

The following table provides a comparison of key operating statistics for ABF Freight:

	Year Ended December 31
	2014	2013	% Change
Workdays	251.5	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$28.74	$27.94	2.9%
Pounds	6,717,820,225	6,304,083,944	6.6%
Pounds per day	26,711,015	25,065,940	6.6%
Shipments per day	19,803	18,418	7.5%
Shipments per DSY(2) hour	0.456	0.471	(3.2)%
Pounds per DSY(2) hour	615.22	640.73	(4.0)%
Pounds per shipment	1,349	1,361	(0.9)%
Pounds per mile(3)	19.96	20.18	(1.1)%

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

(2)         Dock, street, and yard (“DSY”) measures are further discussed in ABF Freight Operating Expenses within this section of ABF Freight Segment Results. ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

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

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Revenues

ABF Freight’s revenues for the year ended December 31, 2014 totaled $1,931.0 million, compared to $1,761.7 million in 2013. ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) increased 9.6% on a per-day basis, primarily reflecting a 6.6% increase in tonnage per day. The increase in revenue was also favorably impacted by a 2.9% increase in total billed revenue per hundredweight, including fuel surcharges, in 2014 compared to 2013.

ABF Freight’s tonnage increase in 2014 was primarily attributable to the effect of an improved North American economy and additional LTL shipments associated with service and demand constraints in other transportation modes. The tonnage growth also reflects a 7.5% year-over-year increase in the number of shipments per day, despite the negative impact of unusually severe weather that disrupted operations and decreased shipments in first quarter 2014.

Effective November 3, 2014, March 24, 2014 and May 28, 2013, ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.4%, 5.4%, and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. For 2014, prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of approximately 4% to 5% compared to 2013.

The increase in total billed revenue per hundredweight, including fuel surcharges, for 2014 was impacted by the general rate increases and improvements in contractual and deferred pricing agreements, which ABF Freight secured in the midst of a favorable pricing environment. Improved pricing in 2014 reflects tightened industry capacity and positive freight profile changes, including higher class and a slight increase in length of haul. The revenue per hundredweight measure was favorably influenced by a shift to a higher proportion of LTL-rated business combined with increased pricing on truckload-rated shipments. Excluding changes in fuel surcharges, freight profile, and account mix, ABF Freight estimates that average pricing on its traditional LTL-rated business experienced a low-single digit percentage increase in 2014, compared to 2013.

ABF Freight Operating Income

ABF Freight generated operating income of $50.1 million in 2014 compared to $10.0 million in 2013. ABF Freight’s 2014 operating ratio improved by 2.0 percentage points to 97.4% from 99.4% in 2013. The improvement in ABF Freight’s operating results for 2014 primarily reflects the cost reductions associated with the ABF NMFA that was implemented on November 3, 2013 and the effect of revenue growth, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels, including fuel surcharges. ABF Freight’s improved operating results were partially offset by the impact of severe winter weather in first quarter 2014; dock productivity issues that also impacted linehaul loading efficiencies, as further described in the following ABF Freight Operating Expenses section; increased equipment maintenance and repairs; health, welfare, and pension contribution rate increases effective August 1, 2014 under the ABF NMFA; and higher pension settlement expense in 2014. Adverse weather effects in January and February 2014, which disrupted operations, decreased shipment volumes, and increased operating expenses, negatively impacted ABF Freight operating results by an estimate of approximately $10.5 million during first quarter 2014. Pension settlement charges, primarily related to our nonunion defined benefit pension plan, negatively impacted ABF Freight’s operating results by $5.3 million for 2014 versus $1.8 million for 2013. ABF Freight’s ability to further improve its operating ratio is impacted by managing its cost structure as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses of the ABF Freight segment as salaries, wages, and benefits, amounted to 58.1% and 61.0% of ABF Freight’s revenue for 2014 and 2013, respectively. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels, including fuel surcharges. The improvement in labor costs as a percentage of revenue primarily reflects the savings related to the ABF NMFA, which was discussed previously in the ABF Freight Segment Overview section of Results of Operations. The lower labor cost as a percentage of revenue was also impacted by higher utilization of purchased transportation.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight maintains customer service. While labor costs as a percentage of revenue improved in 2014, the productivity declines shown in the previous table, including a 3.2% decrease in shipments per DSY hour and a 4.0% decrease in pounds per DSY hour, primarily reflect the negative impact of a significantly higher proportion of inexperienced dock and city delivery employees hired to handle the tonnage growth. The productivity declines for

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

2014 also reflect the negative impact of severe winter weather in first quarter 2014 on labor efficiency in ABF Freight’s local operations. The year-over-year decrease in pounds per mile primarily reflects changes in average shipment weight, due in part to a higher proportion of LTL-rated shipments, combined with reduced linehaul load efficiency associated with inexperienced dock personnel in 2014.

ABF Freight’s operations team has worked diligently to respond to the challenges of servicing its customers in the midst of significant business growth, and the ongoing efforts ABF Freight implemented in second quarter 2014 to improve productivity and to reduce total labor hours to match available freight levels began to yield progress in the latter part of the year. In addition to offering increased employee training and performing daily monitoring of productivity by management, progress has been made to improve equipment utilization and trailer loadings which directly impact productivity, as evidenced by reduced year-over-year deterioration in fourth quarter 2014 DSY productivity measures in comparison to the second and third quarters of 2014. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs and improve customer service levels.

Salaries, wages, and benefits costs increased $45.9 million for 2014 compared to 2013, reflecting increased personnel costs for handling higher tonnage levels, declines in productivity as previously discussed, and higher benefit contribution rates related to ABF Freight’s union workforce, offset in part by lower base wages, under the ABF NMFA. The health, welfare, and pension benefit contribution rate increase which averaged approximately 4.6% was applied retroactively to August 1, 2013 upon the November 3, 2013 implementation of the ABF NMFA. Under the ABF NMFA, the contractual wage rate increased 2.0% effective July 1, 2014 and the health, welfare, and pension benefit rate increased an average of approximately 3.6% effective primarily on August 1, 2014.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.2% in 2014 compared to 2013, primarily due to increased usage of purchased transportation (reported in rents and purchased transportation) and lower diesel fuel prices. Increased maintenance and repairs, which reflect the costs of maintaining older revenue equipment in the ABF Freight fleet and operating costs associated with the severe winter weather in first quarter 2014, partially offset the benefit of lower fuel costs as a percentage of revenue. The Company’s 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT for the contract period subsequent to March 31, 2013 which was not implemented until November 3, 2013. Accordingly, ABF Freight’s purchases of replacement revenue equipment were at significantly lower levels during 2013. As existing revenue equipment is held for longer periods, ABF Freight has incurred, and may continue to incur, increased expenditures for maintenance costs.

Depreciation and amortization expense as a percentage of revenue decreased 0.5% in 2014 compared to 2013, primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements.

Rents and purchased transportation as a percentage of revenue increased by 1.6% in 2014 compared to 2013, primarily attributable to an increase in amounts paid to other service providers and agents, including fuel surcharges associated with these services, for repositioning of empty linehaul trailers and certain services to meet customer service requirements. An increase as a percentage of revenue in rental expense was also experienced in 2014 due, in part, to the timing of acquiring replacements for revenue equipment.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Segment Results — 2013 Compared to 2012

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF Freight:

	Year Ended December 31
	2013	2012
ABF Freight Operating Expenses
Salaries, wages, and benefits	61.0%	62.9%
Fuel, supplies, and expenses	18.9	19.4
Operating taxes and licenses	2.5	2.5
Insurance	1.2	1.2
Communications and utilities	0.9	0.9
Depreciation and amortization	4.1	4.6
Rents and purchased transportation	10.3	9.2
Pension settlement expense	0.1	—
Other	0.4	0.5
	99.4%	101.2%
ABF Freight Operating Income (Loss)	0.6%	(1.2)%

The following table provides a comparison of key operating statistics for ABF Freight:

	Year Ended December 31
	2013	2012	% Change
Workdays	251.5	252.0
Billed revenue(1) per hundredweight, including fuel surcharges	$27.94	$27.90	0.1%
Pounds	6,304,083,944	6,096,672,861	3.4%
Pounds per day	25,065,940	24,193,146	3.6%
Shipments per day	18,418	17,831	3.3%
Shipments per DSY(2) hour	0.471	0.473	(0.4)%
Pounds per DSY(2) hour	640.73	641.87	(0.2)%
Pounds per shipment	1,361	1,357	0.3%
Pounds per mile(3)	20.18	19.57	3.1%

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

(2)         DSY measures are further discussed in ABF Freight Operating Expenses within this section of ABF Freight Segment Results. ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

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

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Revenues

ABF Freight’s revenues for the year ended December 31, 2013 were $1,761.7 million, compared to $1,701.5 million reported in 2012, for an increase of 3.7% on a per-day basis. The increase in revenue per day for 2013 compared to 2012 was due to a 3.6% increase in tonnage per day and a slight increase in total billed revenue per hundredweight, including fuel surcharges.

ABF Freight’s tonnage increase in 2013 compared to 2012 was primarily attributable to the effect of a more stable economy in 2013, and compared favorably to year-over-year tonnage declines experienced in 2012. The tonnage growth in 2013 also reflects a 3.1% increase in the number of shipments along with strong growth in the regional markets (length of haul within 1,000 miles).

The slight increase in total billed revenue per hundredweight, including fuel surcharges, for 2013 compared to 2012 reflects a more cautious approach to account pricing in first quarter 2013 with a shift toward emphasizing yield improvement during the remainder of the year. In first quarter 2013, ABF Freight experienced a 2.4% year-over-year decrease in billed revenue per hundredweight, including fuel surcharges, as it focused on retention of customer accounts during the seasonally slower months. The year-over-year decrease in billed revenue per hundredweight, including fuel surcharges, narrowed to 0.1% in second quarter 2013, followed by increases of 0.7% and 2.3% in the third and fourth quarter of 2013, respectively, as ABF Freight increased its focus on account profitability during the second half of 2013.

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

The year-over-year increase in total billed revenue per hundredweight, including fuel surcharges, for 2013 was impacted by the general rate increases and improvements in contractual and deferred pricing agreements, offset in part by changes in fuel surcharges and freight profile, including pounds per shipment, freight density, length of haul, and customer and geographic mix. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL business was slightly higher in 2013 compared to 2012. The year-over-year change in total billed revenue per hundredweight, including fuel surcharges, for 2013 was also impacted by comparison to an improved pricing measure experienced in 2012.

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

ABF Freight Operating Expenses

Salaries, wages, and benefits, amounted to 61.0% and 62.9% of ABF Freight’s revenues for 2013 and 2012, respectively. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels including fuel surcharges. The decrease in labor costs as a percentage of revenue reflects the impact of the one-week reduction in annual compensated vacation for contractual employees which was effective upon the November 3, 2013 implementation of the ABF NMFA. Furthermore, the expense decrease as a percentage of revenue was impacted by the comparison to higher workers’ compensation costs experienced in 2012. The curtailment of our nonunion defined benefit pension plan due to the plan freeze effective July 1, 2013 resulted in a decrease in nonunion pension expense for the second half of 2013, which was partially offset by accrued discretionary contributions under the nonunion defined contribution plan. The net decrease in salaries, wages, and benefits expense related to these benefit plan changes was $4.2 million, or 0.2% as a percentage of revenue, for 2013 versus 2012.

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

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight maintains customer service. The challenges of adjusting the cost structure are evidenced by the productivity measures in the previous table, including a decrease in shipments per DSY hour of 0.4% and a decrease in pounds per DSY hour of 0.2%. These productivity measures reflect the impact of unfavorable changes in customer account profile and mix. Pounds per mile increased 3.1%, while shipment size increased 0.3%, reflecting improved linehaul management and increased rail utilization.

Fuel, supplies, and expenses as a percentage of revenue decreased 0.5% in 2013 compared to 2012, primarily due to lower fuel costs. The decline in fuel costs reflects the effect of an increase in rail utilization, improved management of equipment repositioning, and lower fuel prices. ABF Freight’s average fuel price per gallon, excluding taxes, decreased 1.6% for 2013 compared to 2012.

Depreciation and amortization as a percentage of revenue decreased 0.5% in 2013 compared to 2012, primarily related to the timing of acquiring revenue equipment (tractors and trailers) replacements. Our 2013 capital expenditure plan was highly dependent upon the terms of the collective bargaining agreement with the IBT for the contract period subsequent to March 31, 2013 which was not implemented until November 3, 2013. Accordingly, ABF Freight’s purchases of replacement revenue equipment were at significantly lower levels during 2013.

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

Non-Asset-Based Reportable Operating Segments

During 2014, we continued to invest in the strategic development of our non-asset-based operating segments, as we plan for future growth and expansion of these businesses which provide transportation and logistics solutions complementary to ABF Freight’s traditional service offerings. We established our enterprise customer solutions group in 2014 to better equip our company to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact. Our continued progress in 2014 towards growing our non-asset-based businesses was preceded by the formation of our ABF Logistics segment, effective July 1, 2013, to strategically align the sales and operations functions of our logistics businesses and the acquisition of Panther on June 15, 2012, which is a key component of our strategy to offer customers more end-to-end logistics solutions and expertise in response to their complex supply chain and unique shipping needs.

For the year ended December 31, 2014, 2013, and 2012, the combined revenues of our non-asset-based segments totaled $722.5 million, $571.8 million, and $392.3 million, respectively, accounting for approximately 27%, 25%, and 19% of 2014, 2013, and 2012 total revenues before other revenues and intercompany eliminations. See Note N to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the non-asset-based businesses and additional segment information, including revenues, operating income, and total assets for the years ended December 31, 2014, 2013, and 2012.

Premium Logistics (Panther)

Panther revenues totaled $316.7 million and $246.8 million for the years ended December 31, 2014 and 2013, respectively. The 28.3% increase in revenue was primarily related to improvement in the macroeconomic environment, which contributed to higher demand for expedited freight services, and business from new and existing customers. The impact of severe winter weather in first quarter 2014, which had the effect of disrupting customers’ supply chains and increasing demand for premium services, also contributed to higher revenues for the year ended December 31, 2014. Panther generated operating income of $15.6 million in 2014 compared to $7.0 million in 2013. The 2014 improved operating results reflect increased revenues, improved margins, which were influenced by tightened market capacity, and management of operating costs. The growth of its owner operator fleet and agent network enhanced Panther’s ability to effectively respond to demanding customer requirements for the segment’s specialized services, which also positively contributed to operating results in 2014 versus 2013. Panther generated operating income of $2.4 million on revenues of $132.3 million from the June 15, 2012 acquisition date through December 31, 2012. The segment experienced year-over-year demand and margin improvements in the second half of 2013 resulting in an $11.7 million, or 9.6%, increase in revenues and a $4.4 million increase in operating income versus the same

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

period in 2012. For 2014, 2013, and for the period from the acquisition date through December 31, 2012, Panther’s operating expenses included $8.7 million, $8.7 million, and $4.8 million of depreciation and amortization of software and intangible assets that were acquired in the June 15, 2012 purchase of the business. Panther’s 2014 and 2013 results have also been impacted by investments made in sales and service locations for future growth.

Emergency & Preventative Maintenance (FleetNet)

FleetNet revenues, which totaled $158.6 million, $137.5 million, and $116.0 million in 2014, 2013, and 2012, respectively, increased 15.3% in 2014 compared to 2013 and 18.6% in 2013 compared to 2012, driven by an increase in service events from new and existing customers. FleetNet’s revenue growth in 2014 was also influenced by improved pricing. FleetNet’s operating income for the year ended December 31, 2014 was $3.1 million compared to $3.3 million in 2013 reflecting the impact of additional operating costs associated with investments in personnel and technology for future growth and the write-off of receivables associated with a large bankrupt customer account. Operating income improved by $1.4 million in 2013 from $1.9 million in 2012, attributable primarily to the event-driven revenue increase.

Transportation Management (ABF Logistics)

ABF Logistics revenues, which totaled $152.6 million, $105.2 million, and $66.4 million in 2014, 2013, and 2012, respectively, increased 45.1% in 2014 compared to 2013, and 58.4% in 2013 compared to 2012. The increases in revenues were driven by strong demand for truck brokerage services and an expanded customer base. Operating income increased to $3.8 million in 2014 from $3.0 million in 2013 and 2012. The operating income improvement for 2014 is attributable to increased revenues and management of operating costs, although the comparison relative to sales growth for 2014 and 2013 was negatively impacted by continued investments in personnel and technology to support future growth, including increased depreciation and amortization expense of information systems, and productivity challenges associated with newly hired personnel. The 2013 and 2012 operating income comparisons were also impacted by higher costs related to unfavorable claims experience and changes in intercompany cost allocations. As previously discussed, the ABF Logistics segment was formed in third quarter 2013.

On January 2, 2015, ABF Logistics acquired Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, for net cash consideration of $5.2 million. This acquisition offers ABF Logistics a platform for expansion of its truckload brokerage operations in a location that offers many opportunities for business growth.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $94.6 million, $82.2 million, and $77.6 million in 2014, 2013, and 2012, respectively. The 15.2% increase in revenues in 2014 compared to 2013 was attributable to higher demand for moving services influenced, in part, by a moderate recovery of the housing market in 2014, and the segment’s improved ability to manage an increased level of household goods shipments during the seasonally strong summer months. The 5.9% revenue increase in 2013 compared to 2012 primarily reflected a higher level of consumer shipments managed and the effect of the May 31, 2013 acquisition of a privately-owned moving services business. Operating income increased to $3.2 million in 2014 from $1.9 million in 2013, primarily due to higher revenue levels on fixed cost elements of expense combined with improved management of operating costs. ABF Moving’s $1.2 million operating income improvement in 2013 from 2012 was attributable primarily to increased year-over-year shipment volume.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

On a combined basis, the non-asset-based segments generated $40.5 million, $28.0 million, and $15.1 million of EBITDA for the years ended December 31, 2014, 2013, and 2012, respectively. The year-over-year increases in 2014 and 2013 EBITDA were primarily driven by the Panther operations, with each of the non-asset-based segments generating positive EBITDA for each year presented.

	Year Ended December 31
	2014
	Operating	Depreciation and
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
Premium Logistics (Panther)	$15,640	$11,362	$27,002
Emergency & Preventative Maintenance (FleetNet)	3,122	961	4,083
Transportation Management (ABF Logistics)	3,835	1,006	4,841
Household Goods Moving Services (ABF Moving)	3,179	1,384	4,563
Total non-asset-based segments	$25,776	$14,713	$40,489

	Year Ended December 31
	2013
	Operating	Depreciation and
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
Premium Logistics (Panther)	$6,956	$10,516	$17,472
Emergency & Preventative Maintenance (FleetNet)	3,274	540	3,814
Transportation Management (ABF Logistics)	2,973	640	3,613
Household Goods Moving Services (ABF Moving)	1,850	1,247	3,097
Total non-asset-based segments	$15,053	$12,943	$27,996

	Year Ended December 31
	2012
	Operating	Depreciation and
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
Premium Logistics (Panther)	$2,402	$5,438	$7,840
Emergency & Preventative Maintenance (FleetNet)	1,935	497	2,432
Transportation Management (ABF Logistics)	3,013	364	3,377
Household Goods Moving Services (ABF Moving)	692	769	1,461
Total non-asset-based segments	$8,042	$7,068	$15,110

(1)         The calculation of EBITDA as presented begins with operating income, as other income (costs) and income taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)         For the Panther segment, depreciation and amortization includes amortization of acquired intangibles of $4.2 million in 2014 and 2013, and $2.3 million in 2012, and amortization of acquired software of $4.5 million in 2014 and 2013, and $2.5 million in 2012.

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of non-asset-based businesses and the ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Panther segment due to the significant amount of intangible and software amortization impacting the segment’s operating results. However, this financial measure should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined by GAAP. Other companies may calculate EBITDA differently; therefore, our EBITDA may not be comparable to similarly titled measures of other companies.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Seasonality

Our operations are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the ABF Freight and ABF Logistics segments. Earnings of these segments are adversely affected by the impact of inclement weather conditions on freight shipments and operating costs. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels. Seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that affect commercial vehicle operations.

Business levels of the ABF Moving segment are generally higher in the second and third quarters as the demand for moving services is typically stronger in the summer months.

Effects of Inflation

Generally, inflationary increases in labor and fuel costs as they relate to ABF Freight’s operations have historically been mostly offset through price increases and fuel surcharges. In periods of increasing fuel prices, the effect of higher associated fuel surcharges on the overall price to the customer influences ABF Freight’s ability to obtain increases in base freight rates. In addition, certain nonstandard arrangements with some of ABF Freight’s customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on ABF Freight’s revenues may not correspond with contractual increases in wage rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will very likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during 2014 compared to 2013 and 2012, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to fully offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs regarding our non-asset-based reportable segments have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers.

In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, emissions, and fuel economy.

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on our business, primarily in the ABF Freight and the Panther segments, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions made for purposes of impairment tests related to operating assets and deferred tax assets will prove to be accurate. Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If our assumptions regarding forecasted cash flows and revenue and operating income growth rates are not realized, it is possible that a goodwill impairment test may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the environmental matters to which we are subject and the reserves we currently have recorded in our consolidated financial statements for amounts related to such matters.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, cash flows, or results of operations; however, we are currently involved in certain environmental compliance matters, as further described in Note P to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for which the outcome and related financial impact cannot be determined at this time.

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems include proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Certain of our software applications or underlying data are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect the on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems we have employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents and short-term investments were as follows:

	Year Ended December 31
	2014	2013	2012
	(in thousands)
Cash and cash equivalents(1)	$157,042	$105,354	$90,702
Short-term investments, primarily FDIC-insured certificates of deposit	45,909	35,906	29,054
Total unrestricted	202,951	141,260	119,756
Restricted cash, cash equivalents, and short-term investments(2)	1,386	1,902	9,658
Total(3)	$204,337	$143,162	$129,414

(1)         Cash equivalents consist of money market funds and variable rate demand notes.

(2)         Includes cash deposits in each year presented and certificates of deposit in 2012. These funds were pledged as collateral for outstanding letters of credit and surety bonds in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements within this section of MD&A).

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2014, 2013, and 2012, cash, cash equivalents, and certificates of deposit of $77.3 million, $49.4 million, and $53.8 million, respectively, were not FDIC insured.

2014 Compared to 2013

Our unrestricted cash, cash equivalents, and short-term investments increased $61.7 million from December 31, 2013 to December 31, 2014. During the year ended December 31, 2014, we used cash provided by operations which totaled $143.8 million to repay $40.4 million of long-term debt related to our Term Loan (further described in the following Financing Arrangements section), capital leases, and notes payable; fund $30.6 million of capital expenditures net of proceeds from asset sales (and an additional $55.3 million of certain revenue equipment purchases were financed with notes payable); pay dividends of $4.1 million on common stock; and fund the acquisition of a privately-owned business for net cash consideration of $2.6 million. Our cash provided by operating activities during the year ended December 31, 2014 was $50.3 million above the prior year, primarily due to improved operating performance. We made a contribution to our nonunion defined benefit pension plan of $0.1 million during 2014, compared to contributions of $17.8 million made during 2013.

2013 Compared to 2012

Our unrestricted cash, cash equivalents, and short-term investments increased $21.5 million from December 31, 2012 to December 31, 2013. The increase in unrestricted funds was impacted by a $7.8 million transfer of funds from restricted to unrestricted due to replacing the collateral requirement under the surety bond program with uncollateralized letters of credit under the accounts receivable securitization agreement.

Cash provided by operating activities in 2013 was $9.0 million above 2012 primarily due to improved operating results. Contributions to the nonunion defined benefit pension plan, which have been reflected within operating cash flows, were relatively comparable totaling $17.8 million in 2013 and $18.0 million in 2012.

During 2013, cash provided by operations of $93.5 million was used to repay $43.2 million of long-term debt related to the Term Loan, capital leases, and notes payable; fund $24.2 million of capital expenditures net of proceeds from asset sales; fund the acquisition of a privately-owned company for net cash consideration of $4.1 million; and pay dividends of $3.2 million to common stockholders.

2012 Compared to 2011

Unrestricted cash, cash equivalents, and short-term investments decreased $55.5 million from December 31, 2011 to December 31, 2012. The decrease in unrestricted funds was partially offset by the reduction in the collateral requirements under our letter of credit agreements and surety bond programs during 2012, which resulted in releasing the restrictions on $43.0 million of cash held as collateral.

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

During 2012, cash provided by operations of $84.5 million and cash, cash equivalents, and short-term investments on hand were used to fund $80.0 million of the Panther acquisition ($100.0 million of the purchase price was funded through the Term Loan); fund $30.9 million of capital expenditures net of proceeds from asset sales; repay $53.0 million of long-term debt related to the Term Loan, capital leases, and notes payable; pay $7.2 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); pay dividends of $3.2 million to common stockholders; and pay $1.5 million of financing fees.

Financing Arrangements

Credit Facility

On January 2, 2015, we entered into an agreement with our lenders to amend and restate our Credit Agreement which originated in 2012 to obtain financing for a portion of the cost associated with the acquisition of Panther. The Amended and Restated Credit Agreement refinanced the prior $70.0 million outstanding Term Loan with a revolving credit facility. The revolving credit facility (the “Credit Facility”), which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time without penalty subject to required notice periods and compliance with minimum prepayment amounts. See the Term Loan and Credit Facility sections of Financing Arrangements in Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about our credit agreements, Term Loan, and Credit Facility.

Interest Rate Swap

In contemplation of the January 2, 2015 amendment to the Credit Agreement, on November 5, 2014, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, beginning in January 2015, we will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Amended and Restated Credit Agreement from variable-rate interest to fixed-rate interest. The fair value of the interest rate swap of $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2014.

Accounts Receivable Securitization Program

We have an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this program, which matures on June 15, 2015, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. On January 2, 2015, we entered into an amendment to extend the maturity date of the accounts receivable securitization program until January 2, 2018.  On February 1, 2015, we amended and restated the receivables loan agreement to increase the amount of cash proceeds provided under the facility to $100.0 million, with an accordion feature allowing us to request additional borrowings up to an aggregate amount of $25.0 million, subject to certain conditions.  See Note H to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information about our accounts receivable securitization program.

The amendments to our Credit Agreement and our receivable loan agreement executed in January and February of 2015 have increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates. We believe these agreements provide borrowing capacity options necessary for growth of our businesses.

Letter of Credit Agreements and Surety Bond Programs

During 2014 and 2013, we had agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issued letters of credit on our behalf primarily in support of the self-insurance program. The LC Agreements contained no financial ratios or financial covenants which we were required to

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

maintain. Certain LC Agreements required cash or short-term investments to be pledged as collateral for outstanding letters of credit. As a result of improved credit markets and our borrowing position, we were no longer required to maintain certain collateralized facilities to obtain access to letters of credit instruments. As of December 31, 2014, we had letters of credit outstanding of $22.1 million (including $20.1 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash.

We have programs in place with multiple surety companies for the issuance of surety bonds in support of the self-insurance program. As of December 31, 2014, surety bonds outstanding related to the self-insurance program totaled $43.8 million. We were not required to maintain collateral related to our bonds under the self-insurance program as of December 31, 2014.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $55.3 million of revenue equipment in the twelve months ended December 31, 2014. The future payments due under note payable arrangements are shown in the following Contractual Obligations section of Liquidity and Capital Resources, and the minimum principal payments under the notes payable are recorded in long-term debt. We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The present values of net minimum lease payments under the capital leases are recorded in long-term debt. We will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2014:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)	$79,955	$1,124	$3,950	$4,881	$70,000
Notes payable, including interest(2)	58,175	25,959	32,216	—	—
Capital lease obligations, including interest(2)	1,126	217	432	458	19
Postretirement health expenditures(3)	9,635	684	1,563	1,879	5,509
Deferred salary distributions(4)	6,659	1,038	1,510	1,263	2,848
Supplemental benefit plan distributions(5)	7,425	1,941	1,235	3,107	1,142
Voluntary savings plan distributions(6)	1,171	328	211	211	421
Off-balance sheet obligations:
Operating lease obligations, including interest(7)	57,423	13,969	19,428	12,801	11,225
Purchase obligations(8)	34,173	22,146	9,122	2,905	—
Total	$255,742	$67,406	$69,667	$27,505	$91,164

(1)         As of December 31, 2014, $70.0 million was outstanding under the Term Loan. On January 2, 2015, the Term Loan was refinanced with the Credit Facility, as discussed in the Financing Arrangements section of Liquidity and Capital Resources. Amounts presented represent estimated payments under the Credit Facility. The five-year $150.0 million secured Credit Facility matures on January 2, 2020 with interest payments paid monthly and principal due at maturity. The future payments due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

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

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

(3)         We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and vision care to certain executive officers. Amounts presented represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $22.1 million as of December 31, 2014.

(4)         We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $4.7 million as of December 31, 2014.

(5)         We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $6.8 million as of December 31, 2014.

(6)         We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives of ours and certain of our subsidiaries. As of December 31, 2014, VSP related assets totaling $3.0 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(7)         While we own the majority of our larger terminals, distribution centers, and administrative offices, certain facilities and equipment are leased. As of December 31, 2014, we had future minimum rental commitments totaling $56.0 million for facilities and $1.4 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(8)         Purchase obligations include purchase orders or authorizations to purchase and binding agreements relating to revenue equipment used primarily in ABF Freight’s operations, other equipment, the $11.8 million purchase in January 2015 of an office building to replace leased space for the operations of Panther, certain construction costs associated with our new corporate headquarters facility, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2014. Purchase obligations for revenue equipment and other equipment are included in our 2015 capital expenditure plan.

Based upon currently available actuarial information, which is subject to change upon completion of the 2015 actuarial valuation of the plan, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan in 2015. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 112.3% as of the January 1, 2014 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2014, the nonunion defined benefit pension plan was 90.7% funded on a projected benefit obligation basis (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note J to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2014	2013	2012
	(in thousands)
Capital expenditures, gross including capital leases and notes payable	$90,808	$26,405	$75,251
Less financing from capital lease obligations and notes payable	55,325	36	37,973
Capital expenditures, net of capital leases and notes payable	35,483	26,369	37,278
Less proceeds from asset sales	4,928	2,194	6,397
Total capital expenditures, net	$30,555	$24,175	$30,881

The variation in our net capital expenditures for the years presented above primarily relate to changes in ABF Freight’s capital expenditures and the use of capital leases and notes payable to finance the expenditures. Our increase in capital expenditures in 2014 compared to 2013 reflects business growth in ABF Freight, and general replacement of older equipment. The decrease in 2013 from 2012 was caused by a reduction in expenditures for revenue equipment due to ABF Freight’s prolonged negotiations related to the ABF NMFA during 2013.

For 2015, our total net capital expenditures are estimated to be approximately $200.0 million. The 2015 estimated net capital expenditures include revenue equipment purchases of $110.0 million, primarily related to road and city tractors and trailers for ABF Freight’s operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $55.0 million are included in the estimate for previously disclosed growth initiatives at ArcBest and its operating subsidiaries, including construction of a freight service center, call center facilities, and needed office buildings, a portion of which will replace leased space. The remainder of 2015 expected capital expenditures includes costs of other terminal capital expenditures (including dock/yard equipment) and technology across our businesses. We have the flexibility to adjust planned 2015 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $95.0 million to $100.0 million in 2015.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $204.3 million at December 31, 2014. We have generated $143.8 million, $93.5 million, and $84.5 million of operating cash flow during 2014, 2013, and 2012, respectively. However, general economic conditions, along with competitive market factors and the related impact on tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations as operating costs increase. Management believes existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under the Credit Agreement or accounts receivable securitization program will be sufficient to meet its liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition, and other factors. On January 22, 2015, our Board of Directors declared a dividend of $0.06 per share to stockholders of record on February 5, 2015.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note K the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. In February 2015, we used cash on hand to purchase 64,200 shares of our common stock for an aggregate cost of $2.5 million, leaving $15.7 million available for repurchase under the current buyback program.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2014 or 2013. During 2014, we entered into an interest rate swap agreement as discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $25.5 million from December 31, 2013 to December 31, 2014, primarily due to increased business levels in December 2014.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements of $91.6 million include purchase obligations and future minimum rental commitments under operating lease agreements primarily for terminal facilities, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and had no outstanding loans with our executive officers or directors.

INCOME TAXES

Our effective tax rate was 34.6% and 18.8% of pre-tax income for 2014 and 2013, respectively, and our effective tax benefit rate was 54.5% of pre-tax losses for 2012. The difference between our effective tax rate and the federal statutory rate for 2014 and 2013 primarily results from the effect of changes in the cash surrender value of life insurance, life insurance proceeds, and the alternative fuel tax credit. The alternative fuel tax credit was retroactively reinstated to January 1, 2014 in December 2014, and was retroactively reinstated to January 1, 2012 in January 2013 which resulted in recognition of a $1.9 million benefit during 2013 for the 2012 and 2013 credits. The effective rate for 2014 was also affected by a net decrease of approximately $0.7 million in the valuation allowance for deferred tax assets. The effective rate for 2013 was also significantly affected by a net decrease of approximately $1.4 million in the valuation allowance for deferred tax assets. The decrease in the valuation allowance for deferred tax assets was based on management’s judgment regarding the realization of deferred tax assets as affected by taxable income for the period and consideration of the other factors that affected 2013, including improved operating results and the implementation of ABF Freight’s new collective bargaining agreement in November 2013.

For 2015, the effective tax rate will depend largely on pre-tax income or loss levels. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors, including the amount of pre-tax income or loss, may cause the full year 2015 tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines. If the alternative fuel tax credit is extended, the effective tax rate for 2015 will be reduced by the effect of the annual credit which is estimated to be approximately the same amount as the 2014 credit.

At December 31, 2014, we had net deferred tax liabilities after valuation allowances of $24.2 million. After excluding $13.3 million of non-reversing deferred tax liabilities, remaining net deferred tax liabilities were $10.9 million.

At December 31, 2014 and December 31, 2013, valuation allowances for deferred tax assets totaled $0.3 million and $1.0 million, respectively. The $0.7 million net decrease from December 31, 2013 to December 31, 2014 primarily reflects the elimination of the valuation allowance relating to foreign tax credit carryforwards. Due to increased profitability of our foreign entities in the current period and actual and forecasted U.S. income, management concluded during 2014 that realization of foreign tax credits was more likely than not and the valuation allowance on the foreign tax credit carryforwards was no longer necessary. The need for additional valuation allowances is continually monitored by management.

Prior to 2013, we had no reserves for uncertain tax positions. In 2013, we established a reserve for uncertain tax positions of $0.3 million relating to tax credits claimed on an amended return for 2009. In 2014, we increased the reserve by $0.4 million relating to the tax credit on an amended return for 2010. No regulations or other guidance on the credit has been issued by the

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

IRS and we have no information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in our circumstances. As a result, we do not believe the credit meets the standard for recognition at December 31, 2014 under the applicable accounting standards.

Financial reporting income differs significantly from taxable income because of items such as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the years ended December 31, 2014 and 2013, taxable income exceeded financial reporting income; in 2012, the financial reporting loss exceeded the tax return loss.

We made $40.4 million of federal, state, and foreign tax payments during the year ended December 31, 2014 and received refunds of $11.9 million of federal and state taxes that were paid in prior years.

Management expects the cash outlays for income taxes will exceed reported income tax expense in 2015 due primarily to the effect of bonus depreciation taken for tax purposes in 2014 and prior years. However, the additional cash outlays are not expected to have a significant effect on liquidity.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are based on prior experience and other assumptions that management considers reasonable in our circumstances. Actual results could differ from those estimates under different assumptions or conditions, which would affect the related amounts reported in the financial statements.

The accounting policies that are “critical” to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described as follows.

Revenue Recognition

ABF Freight revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. ABF Freight’s bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Because the bill-by-bill methodology utilizes the approximate location of the shipment in the delivery process to determine the revenue to recognize, management believes it to be a reliable method. Panther and ABF Logistics revenues are recognized based on the delivery of the shipment. Service fee revenue for the FleetNet segment is recognized upon occurrence of the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors. ABF Moving Services revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer-designated location.

Revenue, purchased transportation expense, and third-party service expenses are reported on a gross basis for certain shipments and services where we utilize a third-party carrier for pickup, linehaul, delivery of freight, or performance of services but remain the primary obligor and assume collection and credit risks.

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. We write off accounts receivable when accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would decrease operating income by $0.5 million on a pre-tax basis.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Revenue Equipment

We utilize tractors and trailers in our motor carrier freight transportation operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. Under our accounting policy for property, plant and equipment, management establishes appropriate depreciable lives and salvage values for revenue equipment based on the estimated useful lives and estimated fair values to be received when the equipment is sold or traded. The evaluation of depreciable lives and salvage values requires management’s judgment and the use of estimates and assumptions to estimate the appropriate useful lives and future fair values of the equipment. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Management continually monitors salvage values and depreciable lives in order to make timely, appropriate adjustments to them. ABF Freight has reported gains on the sale of revenue equipment in the amount of $0.2 million, $0.3 million, and $0.6 million in 2014, 2013, and 2012, respectively. We have historically purchased revenue equipment with cash or financed revenue equipment through capital leases and notes payable arrangements rather than utilizing off-balance sheet financing.

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and our eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment. ABF Freight’s strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment. Management determined that long-lived assets were not impaired as of December 31, 2014.

Income Tax Provision and Valuation Allowances on Deferred Tax Assets

Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax-planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Goodwill and Intangible Assets

As of December 31, 2014, goodwill totaled $77.1 million, of which $71.1 million related to the 2012 acquisition of Panther as reported in the Panther segment, $5.4 million related to acquisitions in the ABF Moving segment, and $0.6 million related to an acquisition in the FleetNet segment. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances were performed as of October 1, 2014, and it was determined that the estimated fair value of the reporting units exceeded the recorded balances by an amount greater than $20.0 million.

Our measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the result of this comparison indicates that the fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment.

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

In evaluating goodwill for impairment, the aggregate carrying amount of the reporting unit is compared to its fair value, which is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of the valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

those of publicly-traded companies which have similar operations. For the 2014 annual impairment tests of goodwill, this marketplace revenue multiple was in the 80% to 85% range for the Panther goodwill valuation, and the EBITDA multiples for both Panther and ABF Moving were in the 8 to 10 times range. The discounted cash flow models utilized in the income approach incorporate discount rates and projections of future revenue growth rates, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of six years in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2014, indefinite-lived intangible assets totaled $35.1 million, of which $32.3 million relates to the Panther trade name and $2.8 million relates to the ABF Moving segment. The indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible assets was performed as of October 1, 2014, and it was determined that the fair value of the Panther trade name was more than $20.0 million above the recorded balance, while the fair value of the intangible asset associated with the ABF Moving segment was more than three times its recorded amount.

The Panther trade name valuation model utilizes the relief from royalty method, whereby the value is determined by calculating the after-tax cost savings associated with owning the trade name and, therefore, not having to pay royalties for its use for the remainder of its estimated useful life. The evaluation of intangible asset impairment requires management’s judgment and the use of estimates and assumptions to determine the fair value of the indefinite-lived intangible assets. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile fair values. Changes in key estimates and assumptions that impact the operations and resulting revenues, royalty rates, and discount rates could materially affect the intangible asset impairment analysis.

Our finite-lived intangible assets attributable to the customer relationships and driver network of Panther and assets attributable to the 2014 acquisition in the FleetNet segment, which totaled $37.7 million, net of accumulated amortization, as of December 31, 2014, are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income or loss. Management determined that finite-lived intangible assets were not impaired as of December 31, 2014.

Management also considered the total market capitalization in its impairment assessment of goodwill and intangible assets. The significant increase in our market capitalization during 2014 is believed to be attributable to ABF Freight’s favorable labor agreement with the IBT along with improved operating results from ABF Freight, Panther, and the other non-asset based businesses. We believe that there is no basis for adjustment of asset values at this time.

Nonunion Defined Benefit Pension Expense

In June 2013, we amended our nonunion defined benefit pension plan, which covers substantially all noncontractual employees hired before January 1, 2006, to freeze, as of July 1, 2013, the participants’ final average compensation and years of credited service upon which the benefits are generally based. Nonunion pension expense and liability are estimated based upon a number of assumptions and using the services of a third-party actuary. The assumptions with the greatest impact on expense are the expected return on plan assets and the rate used to discount the plan’s obligations.

We record quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan. Pension settlement expense for the nonunion defined benefit pension totaled $5.9 million (pre-tax) and $2.1 million (pre-tax) in 2014 and 2013, respectively. The increase in pension settlement expense for 2014 was primarily related to the plan’s purchase of a $25.4 million nonparticipating annuity contract to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefits at the date of the contract purchase. The increase in 2014 settlement expense was also impacted by higher lump-sum benefit distributions in 2014 than 2013 due, in part, to a plan amendment to

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

allow participants who have reached age 62 to take an in-service distribution of their vested pension benefit. We will continue to incur quarterly settlement expense related to lump-sum benefit distributions from the nonunion defined benefit pension plan.

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

The following table provides the key assumptions used for 2014 compared to those we anticipate using for the 2015 nonunion pension net periodic benefit cost calculation:

	Year Ended December 31
	2015(1)	2014(2)
Discount rate	3.2%	3.8%
Expected return on plan assets	6.5%	6.5%

(1)         The discount rate presented for 2015 will be used to calculate the first quarter 2015 nonunion pension credit. The discount rate used to calculate the pension credit for each subsequent quarter in 2015 will be determined at the previous quarter-end remeasurement upon each quarterly pension settlement.

(2)         The discount rate presented for 2014 was determined at December 31, 2013 and used to calculate first quarter 2014 nonunion pension expense. The discount rate determined upon each quarterly settlement in 2014 at a rate of 3.5%, 3.3%, and 3.4% was used to calculate expense for the second, third, and fourth quarter of 2014, respectively.

The assumptions directly impact the nonunion pension expense for a particular year. If actual results vary from the assumptions, an actuarial gain or loss is created and amortized into pension expense over the average remaining service period of the plan participants beginning in the following year. The discount rate is determined by matching projected cash distributions with the appropriate high-quality corporate bond yields in a yield curve analysis. A lower discount rate results in an increase in the projected benefit obligation when the liability is remeasured (at December 31 of each year or upon settlement at each quarter-end, if applicable). A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense, before pension settlement expense, by less than $0.1 million on a pre-tax basis. We establish the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. The expected rate of return on plan assets is a long-term rate, and we can make no assurances that the rate will be achieved. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual nonunion pension expense, before pension settlement expense, by approximately $0.4 million on a pre-tax basis. For periods prior to the 2013 plan amendment which froze the accrual of pension benefits, we established the assumed rate of compensation increase by considering historical changes in compensation combined with an estimate of compensation rates for the subsequent two years.

At December 31, 2014, the nonunion defined benefit pension plan had $24.3 million in unamortized actuarial losses, for which the amortization period is approximately eight years. We amortize actuarial losses over the average remaining active service period of the plan participants. A corridor approach is not used for determining amounts to be amortized. Excluding the effect of pension settlements, our 2015 net nonunion pension credit is estimated to include amortization of actuarial losses of $3.0 million. The comparable amortization amounts for 2014 and 2013 were $2.4 million and $7.1 million, respectively. Our 2015 estimated nonunion pension credit, which is determined upon completion of our January 1 actuarial valuation, will be available before our first quarter 2015 Form 10-Q filing and, based on currently available actuarial information, is not expected to change significantly from the 2014 credit of $2.0 million (before settlement expense).

The nonunion defined benefit pension plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $125.9 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $32.4 million are debt instruments, primarily corporate debt and mortgage-backed instruments, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). We reviewed the pricing methodology used by the third-party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2014 and 2013, ABF Freight’s self-insurance limits are $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Certain of our motor carrier subsidiaries other than ABF Freight are insured but have lower deductibles on their policies. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $86.2 million, and $82.5 million at December 31, 2014 and 2013, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase total 2014 expense for workers’ compensation and third-party casualty claims by approximately $3.7 million. The actual claims payments are charged against our accrued claims liabilities and have been reasonable with respect to the estimates of the related liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The new standard is expected to be effective for us beginning January 1, 2017. We are currently evaluating the impact of the new standard on our consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 205 with the addition of Presentation of Financial Statements — Going Concern (Subtopic 205-40). The Subtopic requires management to assess conditions and events to determine the ability to continue as a going concern for each annual and interim reporting period for which financial statements are issued or available to be issued. The new amendment is effective for the annual period ending December 31, 2016 and is not expected to have a significant impact on our financial statement disclosures.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as we do not engage in speculative trading activities.

Interest Rate Risk

At December 31, 2014 and 2013, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $204.3 million and $143.2 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 0.5% in 2014 and 0.6% in 2013. Interest income was $0.9 million, $0.7 million, and $0.8 million in 2014, 2013, and 2012, respectively.

We have been subject to interest rate risk due to variable interest rates on the secured term loan (the “Term Loan”) previously outstanding under our credit agreement (the “Credit Agreement”), which was entered into on June 15, 2012 to finance a portion of the cost of the acquisition of Panther Expedited Services, Inc. The Term Loan, as further described under Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part II, Item 7 of this Annual Report on Form 10-K, allowed for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined in the Credit Agreement, which was measured at the end of each fiscal quarter. The Term Loan required quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017.

As further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K, on January 2, 2015, we entered into an agreement with our lenders to amend and restate the Credit Agreement. The Amended and Restated Credit Agreement refinanced the $70.0 million amount outstanding under the Term Loan at January 2, 2015 with a revolving credit facility. The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Borrowings under the Amended and Restated Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Amended and Restated Credit Agreement).

In November 2014, we entered into a forward-starting interest rate swap agreement effective for the period of January 2, 2015 to January 2, 2020, with a $50.0 million notional amount.  The interest rate swap requires us to pay interest of 1.85% to the counterparty in exchange for receipts of one-month LIBOR interest payments and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.10% assuming the margin on the Credit Facility as of December 31, 2014. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates (LIBOR).

We also have notes payable arrangements, through ABF Freight System, Inc., to finance revenue equipment purchases as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K. The promissory notes specify the terms of the agreements, including monthly payments which are not subject to interest rate changes. However, we could enter into additional notes payable arrangements that will be impacted by changes in interest rates until the transactions are finalized.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

The following table provides information about our Term Loan and notes payable obligations as of December 31, 2014 and 2013. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2014 and 2013. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions. The Term Loan currently carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of the Term Loan are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2014		2013
								Fair		Fair
	2015	2016	2017	2018	2019	Thereafter	Total	Value	Total	Value
	(in thousands, except interest rates)						(in thousands)
Fixed rate debt:
Notes payable	$25,091	$18,514	$13,154	$—	$—	$—	$56,759	$56,743	$22,082	$22,092
Weighted-average interest rate	2.03%	1.91%	1.91%
Variable rate debt:
Credit Facility(1)	$—	$—	$—	$—	$—	$70,000	$70,000	$70,000	$83,750	$83,750
Projected interest rate	1.61%	2.47%	3.18%	3.40%	3.57%	3.57%

(1)             The $70.0 million outstanding under our Term Loan as of December 31, 2014 was refinanced under our Credit Facility on January 2, 2015.

We are also subject to interest rate risk due to variable interest rates on our accounts receivable securitization program. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. As of December 31, 2014, there have been no borrowings under this facility. The securitization agreement includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit. The outstanding standby letters of credit reduce the availability of borrowings under the facility. The Amended and Restated Credit Agreement also provides the right to request term loans or additional revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement, which would be subject to interest rate risk.

On January 2, 2015, we entered into an amendment to extend the maturity date of the accounts receivable securitization program until January 2, 2018.  On February 2, 2015, we entered into an amendment agreement to increase the amount of cash proceeds provided under the facility to $100.0 million with an accordion feature allowing us to request additional borrowings up to an aggregate amount of $25.0 million, subject to certain conditions.

We have capital lease arrangements to finance certain equipment and real estate as disclosed under Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K. The monthly base rent for the lease terms is specified in the lease agreements and is not subject to interest rate changes. However, we could enter into additional capital lease arrangements that will be impacted by changes in interest rates until the transactions are finalized.

Liabilities associated with the nonunion defined benefit pension plan, the supplemental benefit plan, and the postretirement health benefit plan are remeasured on an annual basis (and upon curtailment or settlement, if applicable) based on discount rates which are determined by matching projected cash distributions from the plans with the appropriate high-quality corporate bond yields in a yield curve analysis. Changes in high-quality corporate bond yields will impact interest expense associated with the benefit plans as well as the amount of liabilities recorded as further described in the Critical Accounting Policies section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2014 and 2013, we had cash, cash equivalents, and certificates of deposit totaling $77.3 million and $49.4 million, respectively, which were not FDIC insured.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — continued

Equity and fixed income assets held in the  qualified nonunion defined benefit pension plan trust are subject to market risk. Plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $125.9 million and $171.1 million at December 31, 2014 and 2013, respectively, which are reported at fair value based on quoted market prices. The remaining plan assets are debt instruments of $32.4 million and $36.5 million at December 31, 2014 and 2013, respectively, consisting primarily of corporate debt securities, treasury securities, and mortgage-backed securities for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets would increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations.

Following the freeze of the accrual of benefits under the nonunion defined benefit pension plan effective July 1, 2013, the plan’s investment strategy became more focused on reducing investment, interest rate, and longevity risks in the plan. In consideration of such strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments as of the contract purchase date. Upon payment of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were transferred to the insurance company. Because the total of lump-sum benefit distributions plus the annuity contract purchase amount exceeded the 2014 annual interest costs of the plan, the Company recognized settlement expense of $5.9 million (pre-tax) related to the nonparticipating annuity contract purchase and qualifying lump-sum benefit distributions as a component of net periodic benefit cost in 2014 with a corresponding reduction of the net actuarial loss of the plan, which is reported within accumulated other comprehensive loss. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants. We will incur additional quarterly settlement expense related to lump-sum benefit distributions from the nonunion defined benefit pension plan in 2015.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $19.1 million and $19.0 million at December 31, 2014 and 2013, respectively. A 10% change in market value of these investments would have a $1.9 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharges, which are included in revenues of the ABF Freight and Panther segments based on increases in diesel fuel prices compared to relevant indexes. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2014 and 2013.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 4% and 3% of total consolidated revenues for 2014 and 2013, respectively. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ArcBest Corporation

We have audited the accompanying consolidated balance sheets of ArcBest Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ArcBest Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ArcBest Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
March 2, 2015

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157,042	$105,354
Short-term investments	45,909	35,906
Restricted cash, cash equivalents, and short-term investments	1,386	1,902
Accounts receivable, less allowances (2014 — $5,731; 2013 — $4,533)	228,056	202,540
Other accounts receivable, less allowances (2014 — $1,701; 2013 — $1,422)	6,582	7,272
Prepaid expenses	20,906	19,016
Deferred income taxes	40,220	37,482
Prepaid and refundable income taxes	9,920	2,061
Other	4,968	6,952
TOTAL CURRENT ASSETS	514,989	418,485

PROPERTY, PLANT AND EQUIPMENT
Land and structures	251,836	245,805
Revenue equipment	633,455	589,902
Service, office, and other equipment	136,145	124,303
Software	116,112	110,998
Leasehold improvements	24,377	23,582
	1,161,925	1,094,590
Less allowances for depreciation and amortization	752,075	700,193
PROPERTY, PLANT AND EQUIPMENT, net	409,850	394,397

GOODWILL	77,078	76,448

INTANGIBLE ASSETS, net	72,809	75,387

OTHER ASSETS	52,896	52,609

TOTAL ASSETS	$1,127,622	$1,017,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft and drafts payable	$16,095	$13,609
Accounts payable	104,230	89,091
Income taxes payable	527	1,782
Accrued expenses	194,674	173,622
Current portion of long-term debt	25,256	31,513
TOTAL CURRENT LIABILITIES	340,782	309,617

LONG-TERM DEBT, less current portion	102,474	81,332

PENSION AND POSTRETIREMENT LIABILITIES	42,418	26,847

OTHER LIABILITIES	16,667	15,041

DEFERRED INCOME TAXES	64,398	64,028

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2014: 27,722,010 shares; 2013: 27,507,241 shares	277	275
Additional paid-in capital	303,045	296,133
Retained earnings	338,810	296,735
Treasury stock, at cost, 1,677,932 shares	(57,770)	(57,770)
Accumulated other comprehensive loss	(23,479)	(14,912)
TOTAL STOCKHOLDERS’ EQUITY	560,883	520,461
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,127,622	$1,017,326

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2014	2013	2012
	(in thousands, except share and per share data)

REVENUES	$2,612,693	$2,299,549	$2,065,999

OPERATING EXPENSES	2,543,454	2,280,479	2,080,567

OPERATING INCOME (LOSS)	69,239	19,070	(14,568)

OTHER INCOME (COSTS)
Interest and dividend income	851	681	808
Interest and other related financing costs	(3,190)	(4,183)	(5,273)
Other, net	3,712	3,893	2,041
Total other income (costs)	1,373	391	(2,424)

INCOME (LOSS) BEFORE INCOME TAXES	70,612	19,461	(16,992)

INCOME TAX PROVISION (BENEFIT)	24,435	3,650	(9,260)

NET INCOME (LOSS)	$46,177	$15,811	$(7,732)

EARNINGS (LOSS) PER COMMON SHARE(1)
Basic	$1.69	$0.59	$(0.31)
Diluted	$1.69	$0.59	$(0.31)

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,993,255	25,714,205	25,564,752
Diluted	25,993,612	25,714,205	25,564,752

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.12	$0.12

(1)    The Company uses the two-class method for calculating earnings per share. See Note M.

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2014	2013	2012
	(in thousands)

NET INCOME (LOSS)	$46,177	$15,811	$(7,732)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:

Net gain from curtailment, net of tax of: (2013 — $11,384)	—	17,878	—
Net actuarial gain (loss), net of tax of (2014 — $8,639; 2013 — $11,892; 2012 — $3,709)	(13,567)	18,683	(5,830)
Pension settlement expense, net of tax of: (2014 — $2,565; 2013 — $821)	4,030	1,290	—
Amortization of unrecognized net periodic benefit costs, net of tax of: (2014 — $979; 2013 — $3,014; 2012 — $4,354)
Net actuarial loss	1,652	4,847	6,957
Prior service credit	(116)	(116)	(116)

Interest rate swap and foreign currency translation:

Change in unrealized loss on interest rate swap, net of tax of: (2014 — $226)	(350)	—	—
Change in foreign currency translation, net of tax of: (2014 — $137; 2013 — $79; 2012 — $10)	(216)	(122)	19
OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(8,567)	42,460	1,030

COMPREHENSIVE INCOME (LOSS)	$37,610	$58,271	$(6,702)

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(in thousands)
Balances at December 31, 2011	27,100	$271	$286,408	$295,108	1,678	$(57,770)	$(58,402)	$465,615

Net loss				(7,732)				(7,732)

Other comprehensive income, net of tax							1,030	1,030

Issuance of common stock under share-based compensation plans	196	2	(2)					—

Tax effect of share-based compensation plans			(2,763)					(2,763)

Share-based compensation expense			6,068					6,068

Dividends declared on common stock				(3,219)				(3,219)
Balances at December 31, 2012	27,296	$273	289,711	284,157	1,678	(57,770)	(57,372)	458,999

Net income				15,811				15,811

Other comprehensive income, net of tax							42,460	42,460

Issuance of common stock under share-based compensation plans	211	2	2,884					2,886

Tax effect of share-based compensation plans			(1,956)					(1,956)

Share-based compensation expense			5,494					5,494

Dividends declared on common stock				(3,233)				(3,233)
Balances at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461

Net income				46,177				46,177

Other comprehensive loss, net of tax							(8,567)	(8,567)

Issuance of common stock under share-based compensation plans	215	2	1,032					1,034

Tax effect of share-based compensation plans			(1,118)					(1,118)

Share-based compensation expense			6,998					6,998

Dividends declared on common stock				(4,102)				(4,102)
Balances at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2014	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$46,177	$15,811	$(7,732)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,870	84,215	85,493
Amortization of intangibles	4,352	4,174	2,261
Pension settlement expense	6,595	2,111	—
Share-based compensation expense	6,998	5,494	6,068
Provision for losses on accounts receivable	1,942	2,065	1,524
Deferred income tax provision (benefit)	4,692	(10,367)	(10,359)
Gain on sale of property and equipment	(1,461)	(153)	(735)
Changes in operating assets and liabilities:
Receivables	(26,892)	(24,200)	508
Prepaid expenses	(1,888)	(1,670)	305
Other assets	889	(1,015)	961
Income taxes	(11,972)	8,468	2,630
Accounts payable, accrued expenses, and other liabilities	32,464	8,571	3,610
NET CASH PROVIDED BY OPERATING ACTIVITIES	143,766	93,504	84,534
INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(35,483)	(26,369)	(37,278)
Proceeds from sale of property and equipment	4,928	2,194	6,397
Purchases of short-term investments	(45,831)	(39,605)	(55,858)
Proceeds from sale of short-term investments	35,853	32,718	60,730
Business acquisition, net of cash acquired	(2,647)	(4,146)	(180,039)
Capitalization of internally developed software	(8,418)	(7,668)	(7,218)
NET CASH USED IN INVESTING ACTIVITIES	(51,598)	(42,876)	(213,266)
FINANCING ACTIVITIES
Borrowings under credit facilities	—	—	100,000
Payments on long-term debt	(40,440)	(43,176)	(53,000)
Net change in bank overdraft and drafts payable	2,486	(37)	(7,190)
Net change in restricted cash, cash equivalents, and short-term investments	516	7,756	43,035
Deferred financing costs	(76)	(71)	(1,487)
Payment of common stock dividends	(4,102)	(3,233)	(3,219)
Proceeds from the exercise of stock options	1,136	2,785	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(40,480)	(35,976)	78,139
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,688	14,652	(50,593)
Cash and cash equivalents at beginning of period	105,354	90,702	141,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,042	$105,354	$90,702
NONCASH INVESTING ACTIVITIES
Equipment financed	$55,325	$36	$37,973
Accruals for equipment received	$928	$324	$301

The accompanying notes are an integral part of the consolidated financial statements.

ARKANSAS BEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest CorporationSM (the “Company”) is the parent holding company of businesses providing freight transportation services and logistics solutions. The Company was formerly known as Arkansas Best Corporation. On May 1, 2014, the Company changed its name to ArcBest Corporation and the Company’s common stock began trading under a new Nasdaq stock trading symbol, ARCB. In conjunction with this change, the Company adopted a new unified logo system as it strengthens its identity as a holistic provider of transportation and logistics solutions for a wide variety of customers.

The Company’s principal operations are conducted through its Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. The Company’s other reportable operating segments are Premium Logistics (Panther), Emergency & Preventative Maintenance (FleetNet), Transportation Management (ABF LogisticsSM), and Household Goods Moving Services (ABF MovingSM) (see Note N).

ABF Freight represented approximately 73% of the Company’s 2014 revenues before other revenues and intercompany eliminations. As of December 2014, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the effects of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3, 2013 wage rate reduction and the August 1, 2013 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

On April 30, 2014, the Company acquired a privately-owned business which is reported within the FleetNet reporting segment for net cash consideration of $2.6 million. On May 31, 2013, the Company acquired a privately-owned business which is included in the ABF Moving segment for net cash consideration of $4.1 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements. On June 15, 2012, the Company acquired 100% of the common stock of Panther Expedited Services, Inc. (“Panther”), which is reported as the Panther segment. See Note D for further discussion of the Panther acquisition.

Financial Statement Presentation

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Segment Information: The Company uses the “management approach” for determining its reportable segment information. The management approach is based on the way management organizes the reportable segments within the Company for making operating decisions and assessing performance. See Note N for further discussion of segment reporting.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Reclassifications: Certain reclassifications have been made to the prior year’s operating segment data to conform to the current year presentation. As disclosed in a footnote to the depreciation and amortization expense by operating segment in Note N, the 2013 and 2012 amounts presented in the table include amortization of intangibles which was previously reported in the footnote to the table in 2013 and 2012. There was no impact on amounts recorded for depreciation and amortization of fixed assets or amortization of intangibles as a result of these reclassifications.

NOTE B — ACCOUNTING POLICIES

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

Restricted cash, cash equivalents, and short-term investments consisted of cash deposits at December 31, 2014 and 2013. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its unrestricted and restricted cash, cash equivalents, and short-term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada. On a consolidated basis, the Company had no single customer representing more than 5% of its revenues in 2014, 2013, or 2012 or more than 5% of its accounts receivable balance at December 31, 2014 and 2013. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

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

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight-line method, using the following useful lives: structures — primarily 15 to 40 years; revenue equipment — 3 to 12 years; and other equipment — 2 to 20 years. The Company utilizes tractors and trailers in its ABF Freight operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the “application development stage.” For financial reporting purposes, capitalized software costs are amortized by the straight-line method generally over 2 to 3 years with some applications, including the acquired software of Panther, having longer lives (primarily up to 7 years) as applicable. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

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

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF Freight’s nonoperating properties, older revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income or loss. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income or loss. Assets held for sale, which consisted primarily of older revenue equipment, of $0.3 million and $0.4 million are reported within other noncurrent assets as of December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, management was not aware of any events or circumstances indicating the Company’s long-lived assets would not be recoverable.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment. Fair value is derived using a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach).

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

Income Taxes: Deferred income taxes are accounted for under the liability method, which takes into account the differences between the tax basis of the assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of depreciation deductions and to temporary differences in the recognition of certain revenues and expenses. The Company classifies any interest and penalty amounts related to income tax matters as interest expense and operating expenses, respectively.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Management applies considerable judgment in determining the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax-planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are complicated by complex and frequently changing rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Claims Liabilities: The Company is self-insured up to certain limits for workers’ compensation, certain third-party casualty claims, and cargo loss and damage claims. Amounts in excess of the self-insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case reserve amounts plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent an estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates.

The Company develops an estimate of self-insured cargo loss and damage claims liabilities based on historical trends and certain event-specific information.

Insurance-Related Assessments: Liabilities for state guaranty fund assessments and other insurance-related assessments totaled $1.2 million and $1.0 million at December 31, 2014 and 2013, respectively. Management has estimated the amounts incurred using the best available information regarding premiums and guaranty assessments by state. These amounts are expected to be paid within a period not to exceed one year. The liabilities recorded have not been discounted.

Long-Term Debt: As of December 31, 2014 and 2013, long-term debt consisted of a secured term loan (the “Term Loan”) outstanding under the Company’s credit agreement (the “Credit Agreement”), notes payable, and capital lease obligations. As of January 2, 2015, the Company amended and restated its Credit Agreement and converted the amounts outstanding under its Term Loan to a revolving credit facility.  The Company’s long-term debt and financing arrangements are further described in Note H.

Interest Rate Swap Derivative Instruments:  The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company did not have derivative instruments in 2013. The Company entered into an interest rate swap agreement during 2014 that was designated as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap instrument is reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity and reclassified into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the interest rate swap instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its nonunion defined benefit pension plan, supplemental benefit plan (“SBP”), and postretirement health benefit plan in the balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive income or loss. Amounts recognized in other comprehensive income or loss are subsequently expensed as components of net

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment which created the prior service credit. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

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

Revenue Recognition: ABF Freight revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. ABF Freight’s bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Panther and ABF Logistics revenue is recognized based on the delivery of the shipment. Service fee revenue for the FleetNet segment is recognized upon occurrence of the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors. ABF Moving Services revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer-designated location.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

compensation awards which are paid dividends during the vesting period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Share-Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five-year period following the date of grant, except for certain awards granted to non-employee directors that typically vest at the end of a three-year period, subject to accelerated vesting due to death, disability, retirement, or change-in-control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share-based payment awards as an increase in paid-in capital.

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

Fair Value Measurements: The Company discloses the fair value measurements of its financial assets and liabilities. Fair value measurements for investments held in trust for the Company’s nonunion defined benefit pension plan are also disclosed. Fair value measurements are disclosed in accordance with the following hierarchy of valuation techniques based on whether the inputs of market data and market assumptions used to measure fair value are observable or unobservable:

•                  Level 1 - Quoted prices for identical assets and liabilities in active markets.

•                  Level 2 - Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3 - Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

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

Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The new standard is expected to be effective for the Company beginning January 1, 2017. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 205 with the addition of Presentation of Financial Statements — Going Concern (Subtopic 205-40). The Subtopic requires an entity’s management to assess conditions and events to determine the entity’s ability to continue as a going concern for each annual and interim reporting period for which financial statements are issued or available to be issued. The Subtopic is effective for the annual period ending December 31, 2016 and is not expected to have a significant impact on the Company’s financial statement disclosures.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE C — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	December 31	December 31
	2014	2013
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$99,615	$63,547
Variable rate demand notes(1)(2)	16,326	29,706
Money market funds(3)	41,101	12,101
Total cash and cash equivalents	$157,042	$105,354

Short-term investments
Certificates of deposit(1)	$45,909	$35,906
Restricted cash, cash equivalents, and short-term investments(4)
Cash deposits(1)	$1,386	$1,902

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

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2014 and 2013, cash, cash equivalents, and certificates of deposit totaling $77.3 million and $49.4 million, respectively, were not FDIC insured.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Fair Value Disclosure of Financial Instruments

The fair value of the Company’s Term Loan and notes payable debt obligations (see Note H) approximate the amounts recorded in the consolidated balance sheets as presented in the following table:

	December 31		December 31
	2014		2013
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Term loan(1)	$70,000	$70,000	$83,750	$83,750
Notes payable(2)	56,759	56,743	22,082	22,092
	$126,759	$126,743	$105,832	$105,842

(1)         The Term Loan, which was entered into on June 15, 2012 and amended January 2, 2015, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(2)         Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis as of December 31:

	2014	2013
	(in thousands)
Assets:
Money market funds(1)(3)	$41,101	$12,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,968	3,063
	$44,069	$15,164

Liabilities:
Interest rate swap(4)	$576	$—

(1)         Included in cash equivalents.

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

(3)         Fair value measured using quoted prices of identical assets in active markets (Level 1 of the fair value hierarchy).

(4)         The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 of the fair value hierarchy) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty (Level 3 of the fair value hierarchy). The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2014 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE D — ACQUISITIONS

On June 15, 2012, the Company acquired 100% of the common stock of Panther for $180.0 million in cash, net of cash acquired. The acquisition was funded with cash on hand and a $100.0 million secured Term Loan (see Note H). The results of Panther’s operations subsequent to the acquisition date have been included in the accompanying consolidated financial statements. The acquisition of Panther enhanced the Company’s end-to-end logistics solutions and expands the Company’s customer base and business diversification. Panther is reported as the Premium Logistics segment (see Note N).

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

The Panther acquisition was recorded using the acquisition method of accounting and, accordingly, the Panther operations have been included in the Company’s consolidated results of operations since the date of acquisition. For the year ended December 31, 2012, revenues of $132.3 million and operating income of $2.4 million related to Panther were included in the accompanying consolidated statements of operations. The Company recognized $2.1 million of acquisition related costs in second quarter 2012, which were included in operating expenses in the accompanying consolidated statements of operations. For segment reporting purposes, these transaction costs were reported within other and eliminations.

The following unaudited pro forma supplemental information presents the Company’s consolidated results of operations as if the Panther acquisition had occurred on January 1, 2011:

Twelve Months Ended
December 31
2012
(in thousands, except per share data)

Revenues	$2,171,075
Loss before income taxes	$(13,730)
Net loss	$(9,180)
Diluted loss per share	$(0.36)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

On April 30, 2014, the Company acquired a privately-owned business which is reported within the FleetNet reporting segment for net cash consideration of $2.6 million. On May 31, 2013, the Company acquired a privately-owned business which is included in the ABF Moving segment for net cash consideration of $4.1 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements. See Note E for further discussion of acquired goodwill and intangibles.

Subsequent to year end, on January 2, 2015, ABF Logistics acquired Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, for net cash consideration of $5.2 million. As this acquired business is not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocation of acquired assets and liabilities have not been presented. The acquired business will primarily be reported in the ABF Logistics operating segment for the year ending December 31, 2015 and interim periods therein.

NOTE E — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

	Total	ABF Moving	Panther	FleetNet
	(in thousands)

Balance December 31, 2012	$73,189	$3,660	$69,529	$—
Purchase accounting adjustments	1,567	—	1,567	—
Goodwill acquired	1,692	1,692	—	—
Balances December 31, 2013	$76,448	$5,352	$71,096	$—
Goodwill acquired	630	—	—	630
Balances December 31, 2014	$77,078	$5,352	$71,096	$630

Goodwill associated with the Panther acquisition was attributable primarily to intangible assets that do not qualify for separate recognition, an assembled workforce, and the recognition of deferred tax liabilities for the acquired intangible assets, including software, which are not deductible for income tax purposes. A substantial portion of the Panther goodwill is not deductible for income tax purposes. Purchase accounting adjustments reflect changes in the provisional measurements of accrued expenses and deferred taxes. Goodwill of $0.6 million related to the April 30, 2014 FleetNet acquisition and goodwill of $1.7 million related to the May 31, 2013 ABF Moving acquisition are expected to be fully deductible for tax purposes.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Intangible assets consisted of the following as of December 31:

		2014			2013
	Weighted Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)

Finite-lived intangible assets
Customer relationships	14	$44,242	$7,971	$36,271	$43,500	$4,790	$38,710
Driver network	3	3,200	2,711	489	3,200	1,645	1,555
Other	8	1,032	105	927	—	—	—
	13	48,474	10,787	37,687	46,700	6,435	40,265

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$83,596	$10,787	$72,809	$81,822	$6,435	$75,387

Intangible amortization expense totaled $4.4 million and $4.2 million for the year ended December 31, 2014 and 2013, respectively. Amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3.0 million and $4.0 million per year for the years ended December 31, 2015 through 2019. Acquired software (reported in property, plant and equipment) is being amortized on a straight-line basis over seven years, which resulted in $4.5 million of amortization expense in 2014 and 2013 and is expected to result in $4.5 million of annual amortization expense for the years ended December 31, 2015 through 2018 and $2.1 million for the year ended December 31, 2019.

Annual impairment evaluations of goodwill and indefinite-lived intangible assets were performed as of October 1, 2014 and 2013, and it was determined that there was no impairment of the recorded balances.

NOTE F — INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2014	2013	2012
	(in thousands)

Current provision:
Federal	$18,063	$12,739	$—
State	23	865	694
Foreign	1,657	413	405
	19,743	14,017	1,099
Deferred provision (benefit):
Federal	1,575	(10,335)	(8,656)
State	3,366	160	(1,699)
Foreign	(249)	(192)	(4)
	4,692	(10,367)	(10,359)
Total provision (benefit) for income taxes	$24,435	$3,650	$(9,260)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2014	2013	2012
	(in thousands)

Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$3,579	$(13,137)	$137
Amortization of intangibles	(2,934)	(3,048)	(1,604)
Changes in reserves for workers’ compensation and cargo claims	(1,970)	(1,751)	(3,319)
Revenue recognition	361	(1,704)	(253)
Allowance for doubtful accounts	(501)	516	229
Foreign tax credit carryforward utilized (increased)	665	71	(133)
Nonunion pension and other retirement plans	(1,595)	3,493	702
Deferred compensation plans	350	530	669
Federal net operating loss carryforwards utilized (increased)	4,472	4,207	(2,538)
State net operating loss carryforwards utilized (increased)	2,812	254	(725)
State depreciation adjustments	(539)	569	20
Share-based compensation	959	(1,437)	(702)
Valuation allowance decrease	(696)	(1,436)	(3,180)
Leases	237	612	806
Other accrued expenses	(362)	3,284	(1,586)
Other	(146)	(1,390)	1,118
Deferred tax provision (benefit)	$4,692	$(10,367)	$(10,359)

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2014	2013
	(in thousands)

Deferred tax assets:
Accrued expenses	$51,996	$50,311
Pension liabilities	9,022	4,404
Postretirement liabilities other than pensions	8,589	6,349
Share-based compensation	6,310	5,898
Federal and state net operating loss carryovers	2,840	9,840
Other	1,654	1,877
Total deferred tax assets	80,411	78,679
Valuation allowance	(332)	(1,028)
Total deferred tax assets, net of valuation allowance	80,079	77,651

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	64,522	61,673
Intangibles	31,398	34,385
Revenue recognition	3,944	4,264
Prepaid expenses	4,393	3,875
Total deferred tax liabilities	104,257	104,197
Net deferred tax liabilities	$(24,178)	$(26,546)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Reconciliation between the effective income tax rate, as computed on income or loss before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2014	2013	2012
	(in thousands)

Income tax provision (benefit) at the statutory federal rate	$24,714	$6,811	$(5,947)
Federal income tax effects of:
State income taxes	(1,186)	(359)	352
Nondeductible expenses	1,239	1,090	1,415
Life insurance proceeds and changes in cash surrender value	(1,329)	(1,320)	(752)
Dividends received deduction	(6)	(9)	(5)
Alternative fuel credit	(1,148)	(1,935)	—
Decrease in valuation allowances	(696)	(1,436)	(3,180)
Other(1)	(1,950)	(440)	(539)
Federal income tax provision (benefit)	19,638	2,402	(8,656)
State income tax provision (benefit)	3,389	1,026	(1,005)
Foreign income tax provision	1,408	222	401
Total provision (benefit) for income taxes	$24,435	$3,650	$(9,260)
Effective tax (benefit) rate	34.6%	18.8%	(54.5)%

(1)   Includes foreign income tax provision, as presented in this table.

Income taxes paid, excluding income tax refunds, totaled $40.4 million, $13.4 million, and $5.3 million in 2014, 2013, and 2012, respectively, before income tax refunds of $11.9 million, $8.1 million, and $7.1 million in 2014, 2013, and 2012, respectively.

The tax benefit for exercised options and the tax benefit of dividends on share-based payment awards, which were reflected in paid-in capital, were $0.1 million for 2014, $0.2 million for 2013 and an immaterial amount for 2012.

The Company had state net operating loss carryforwards of $31.6 million and state contribution carryforwards of $0.9 million at December 31, 2014. These state net operating loss and contribution carryforwards expire in 5 to 20 years, with the majority of state expirations in 15 or 20 years. As of December 31, 2014, the Company had a valuation allowance of $0.3 million related to foreign net operating loss carryforwards, due to the uncertainty of realization. A valuation allowance of $1.5 million for certain state net operating losses and state deferred tax assets of the Company’s subsidiaries was reversed during 2013 as management determined the realization of the assets was more likely than not and that this valuation allowance was no longer required. Management’s determination was due to current and anticipated utilization of state net operating losses as a result of improved operating results in 2013 and other factors that arose in 2013 including the finalization of a new labor contract. In 2012, the deferred tax valuation allowance was reduced by $3.2 million, of which $4.0 million was attributable to an allowance the Company had established in 2011 for deferred tax assets related to unrecognized net actuarial losses of the nonunion defined benefit pension plan, which was recorded in accumulated in other comprehensive loss within stockholders’ equity. Primarily as a result of temporary differences attributable to the 2012 acquisition of Panther which resulted in substantial deferred tax liabilities which will reverse in future periods, management determined in 2012 that realization of the asset was more likely than not and that the valuation allowance was no longer required.

Consolidated federal income tax returns filed for tax years through 2010 are closed by the applicable statute of limitations. During 2014, the U.S. Internal Revenue Service (the “IRS”) completed the audit of the tax returns for 2010, 2011, and 2012, resulting in an adjustment of less than $0.1 million.  The Company is under examination by certain other foreign or state taxing authorities. Although the outcome of such audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial position, results of operations, or cash flows.

For periods subsequent to the June 15, 2012 acquisition date, Panther has been included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. For periods prior to the acquisition date, Panther and its subsidiaries filed a consolidated federal income tax return on a stand-alone basis. The 2009 federal tax return of Panther was examined by the IRS and a report of no change was issued in 2013. Panther federal tax returns for years through 2010 are now closed by the statute of limitations. At December 31, 2014, Panther had federal net operating

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

loss carryforwards of approximately $2.1 million from periods ending on or prior to June 15, 2012. State net operating loss carryforwards for the same periods are approximately $10.6 million. Federal net operating loss carryforwards will expire if not used within 17 years. State carryforward periods for Panther vary from 5 to 20 years. For federal tax purposes and for most states, the use of such carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). The limitation applies by restricting the amount of net operating loss carryforwards that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

The Company determined that no reserves for uncertain tax positions were required at December 31, 2012. The Company established a reserve for uncertain tax positions of $0.3 million at December 31, 2013, and increased the reserve to $0.7 million at December 31, 2014 as a result of additional credits taken on filed tax returns. The reserve relates to certain credits claimed on amended federal returns for 2009 and 2010. No regulations have been issued by the IRS relating to the credit and there is no other guidance or case law applicable to the credit, and the Company has no information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in the Company’s circumstances.  As a result, the Company does not believe the credit meets the standard for recognition at December 31, 2014 under the applicable accounting standards.

For 2014, no interest was paid, and for 2013 and 2012, interest of less than $0.1 million was paid related to federal and state income taxes. Interest of $0.2 million was accrued in 2012 for certain foreign income tax obligations. Interest of $0.2 million was paid in 2013 on the foreign income tax obligations, and accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2014. Any interest or penalties related to income taxes are charged to operating expenses.

NOTE G — OPERATING LEASES AND COMMITMENTS

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense for operating leases, including rentals with initial terms of less than one year, totaled $30.2 million, $24.1 million, and $20.3 million in 2014, 2013, and 2012, respectively.

The future minimum rental commitments as of December 31, 2014 for all noncancelable operating leases were as follows:

		Land and	Equipment
	Total	Structures	and Other
	(in thousands)

2015	$13,969	$13,071	$898
2016	10,759	10,554	205
2017	8,669	8,550	119
2018	7,165	7,086	79
2019	5,636	5,573	63
Thereafter	11,225	11,225	—
	$57,423	$56,059	$1,364

As of December 31, 2014, the Company had an $11.8 million commitment to acquire a general office building and service bay to replace certain Panther leased facilities.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE H — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of a Term Loan under the Credit Agreement (further described in Financing Arrangements within this Note) and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	December 31
	2014	2013
	(in thousands)

Term Loan (interest rate of 1.4% at December 31, 2014)	$70,000	$83,750
Notes payable (weighted-average interest rate of 2.0% at December 31, 2014)	56,759	22,082
Capital lease obligations (weighted-average interest rate of 5.8% at December 31, 2014)	971	7,013
	127,730	112,845
Less current portion	25,256	31,513
Long-term debt, less current portion	$102,474	$81,332

Scheduled maturities under the Credit Facility (further described in Financing Arrangements within this Note) and notes payable and future minimum payments under capital lease obligations included in long-term debt as of December 31, 2014 were as follows:

			Notes Payable	Capital Lease Obligations(2)
		Credit	Revenue	Land and	Equipment
	Total	Facility(1)	Equipment	Structures	and Other
	(in thousands)

2015	$27,300	$1,124	$25,959	$206	$11
2016	20,899	1,727	18,959	213	—
2017	15,699	2,223	13,257	219	—
2018	2,607	2,381	—	226	—
2019	2,732	2,500	—	232	—
Thereafter	70,019	70,000	—	19	—
Total payments	139,256	79,955	58,175	1,115	11
Less amounts representing interest	11,526	9,955	1,416	155	—
Long-term debt	$127,730	$70,000	$56,759	$960	$11

(1)         As of December 31, 2014, $70.0 million was outstanding under the Term Loan. On January 2, 2015, the Term Loan was refinanced with the revolving Credit Facility. The future interest payments included in the scheduled maturities due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin. (See Term Loan and Credit Facility within the Financing Arrangements section within this Note.)

(2)         Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases at December 31 were included in property, plant and equipment as follows:

	2014	2013(1)
	(in thousands)

Revenue equipment	$88,591	$58,613
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	255	1,758
Total assets securing notes payable or held under capital leases	90,640	62,165
Less accumulated amortization(2)	26,305	26,847
Net assets securing notes payable or held under capital leases	$64,335	$35,318

(1)         The individual line items in this table for 2013 are the same as those previously presented in Note H to the consolidated financial statements in Part II, Item 8 of the Company’s 2013 Annual Report on Form 10-K; however, the total amounts for the 2013 period have been revised to reflect proper calculation.

(2)         Amortization of assets securing notes payable or held under capital leases is included in depreciation expense.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company’s long-term debt obligations have a weighted-average interest rate of 1.7% at December 31, 2014. The Company paid interest of $2.7 million, $3.6 million, and $4.5 million in 2014, 2013 and 2012, respectively, net of capitalized interest which totaled $0.1 million for the years ended December 31, 2014 and 2013 and less than $0.1 million for the year ended December 31, 2012.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five-year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther (see Note D). The Credit Agreement also provided the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There were no borrowings under the revolving commitments. The Term Loan was secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan required quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan could be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allowed for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined in the Credit Agreement, which was measured at the end of each fiscal quarter. The Credit Agreement contained conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. The Company was in compliance with the covenants under the Credit Agreement at December 31, 2014. The Term Loan outstanding amount of $70.0 million at December 31, 2014 was included in long-term debt on the consolidated balance sheet because the balance was converted to long-term borrowings under the Credit Facility subsequent to the balance sheet date.

Credit Facility

Subsequent to year end, on January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the Credit Agreement. The Amended and Restated Credit Agreement refinanced the $70.0 million outstanding Term Loan with a revolving credit facility. The revolving credit facility (the “Credit Facility”) has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at our election: (i) at the Alternate Base Rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at the Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon our Adjusted Leverage Ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and purchases and sales of assets.

Interest Rate Swap

On November 5, 2014, in contemplation of the Credit Facility previously discussed in this Note, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company will receive floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed rate interest. The fair value of the interest rate swap of $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2014. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at December 31, 2014.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Accounts Receivable Securitization Program

The Company has an accounts receivable securitization program with PNC Bank which provides for cash proceeds of an amount up to $75.0 million. Under this facility, which matures on June 15, 2015, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Advances under the facility bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2014, the Company was in compliance with the covenants. There have been no borrowings under this facility.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the facility. As of December 31, 2014, standby letters of credit of $20.1 million have been issued under the facility, which reduced the available borrowing capacity to $54.9 million.

Subsequent to year end, on January 2, 2015, the Company entered into an amendment to extend the maturity date of the accounts receivable securitization program until January 2, 2018.  On February 1, 2015, the Company amended and restated the receivables loan agreement to increase the amount of cash proceeds provided under the facility to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to an aggregate amount of $25.0 million, subject to certain conditions.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2014, the Company had letters of credit outstanding of $22.1 million (including $20.1 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash.

During 2014 and 2013, the Company had agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issued letters of credit on behalf of the Company primarily in support of the self-insurance program previously discussed within this Note. The LC Agreements contained no financial ratios or financial covenants which the Company was required to maintain. Certain LC Agreements required cash or short-term investments to be pledged as collateral for outstanding letters of credit. The LC Agreements were no longer in place as of December 31, 2014. As of December 31, 2013, the Company had letters of credit outstanding of $22.8 million (including $20.3 million issued under the accounts receivable securitization program previously described within this Note), of which $1.9 million were collateralized by restricted cash under the LC Agreements.

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2014 and 2013, surety bonds outstanding related to the self-insurance program totaled $43.8 million. The Company was not required to collateralize bonds under its self-insurance program as of December 31, 2014. As of December 31, 2013, surety bonds outstanding related to the collateralized self-insurance program totaled $12.7 million, which were collateralized by letters of credit of $3.8 million issued under the previously described accounts receivable securitization facility.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $55.3 million and $38.0 million of revenue equipment in 2014 and 2012, respectively. The Company did not enter into any promissory note arrangements in 2013.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The Company did not enter into capital lease agreements during 2014 and 2012. Newly entered capital leases to finance the purchase of certain equipment totaled less than $0.1 million in 2013.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE I — ACCRUED EXPENSES

	December 31
	2014	2013
	(in thousands)

Workers’ compensation, third-party casualty, and loss and damage claims reserves	$96,183	$92,166
Accrued compensation	35,305	22,734
Accrued vacation pay	33,029	36,246
Taxes other than income	8,022	7,418
Other	22,135	15,058
	$194,674	$173,622

NOTE J — EMPLOYEE BENEFIT PLANS

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

The June 2013 amendment to the nonunion defined benefit pension plan resulted in a plan curtailment which was recorded as of June 30, 2013. The effect of the plan curtailment was a reduction of the projected benefit obligation (“PBO”) to the amount of the plan’s accumulated benefit obligation. The decrease in the PBO upon curtailment, as presented in the changes in benefit obligations and plan assets table within this Note, reduced the unrecognized net actuarial loss of the plan, which is reported on an after-tax basis in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheet. No curtailment gain or loss was recognized in earnings. The unrecognized net actuarial loss was also reduced by a net actuarial gain which resulted from the remeasurement of the assets and PBO of the plan upon curtailment. The freeze of the accrual of benefits effective as of July 1, 2013, and the reduction of the PBO upon plan curtailment eliminated the service cost of the plan and reduced the interest cost of the plan for periods subsequent to the curtailment.

In January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. Upon payment by the plan of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were irrevocably transferred to the insurance company. The nonparticipating annuity contract purchase amount of $25.4 million plus total lump-sum benefit distributions of $32.1 million exceeded the annual interest costs of the plan in 2014; therefore, the Company recognized pension settlement expense as a component of net periodic benefit cost with corresponding reductions in the unrecognized net actuarial loss of the nonunion defined benefit pension plan. The Company also recognized pension settlement expense in 2013, because total lump-sum benefit distributions from the plan exceeded the total annual service and interest cost of the plan. The pension settlement expense amounts for 2014 and 2013 are presented in the tables within this Note. The remaining pre-tax unrecognized net actuarial loss of $24.3 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will continue to incur quarterly settlement expense related to lump-sum benefit distributions from the nonunion defined benefit pension plan, as estimated lump sum distributions are expected to exceed annual interest costs of the plan.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long-term cash incentive plan (see Long-Term Cash Incentive Plan section within this Note). Effective

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. The lump-sum SBP benefit exceeded the annual interest cost of the plan; therefore, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2014, as presented in the tables within this Note.

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

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$211,660	$260,950	$7,092	$7,213	$16,318	$18,308
Service cost	—	4,734	—	—	280	331
Interest cost	6,039	7,784	184	150	788	751
Actuarial (gain) loss	11,906	(10,797)	53	(271)	5,269	(2,484)
Benefits paid	(58,047)	(22,486)	(853)	—	(539)	(588)
Curtailment gain	—	(29,262)	—	—	—	—
Settlement loss	2,852	737	306	—	—	—
Benefit obligations at end of year	174,410	211,660	6,782	7,092	22,116	16,318
Change in plan assets
Fair value of plan assets at beginning of year	207,613	181,225	—	—	—	—
Actual return on plan assets	8,599	31,074	—	—	—	—
Employer contributions	100	17,800	853	—	539	588
Benefits paid	(58,047)	(22,486)	(853)	—	(539)	(588)
Fair value of plan assets at end of year	158,265	207,613	—	—	—	—
Funded status	$(16,145)	$(4,047)	$(6,782)	$(7,092)	$(22,116)	$(16,318)
Accumulated benefit obligation	$174,410	$211,660	$6,782	$7,092	$22,116	$16,318

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)
Current liabilities (included in accrued expenses)	$—	$—	$(1,941)	$—	$(684)	$(610)
Noncurrent liabilities (included in pension and postretirement liabilities)	(16,145)	(4,047)	(4,841)	(7,092)	(21,432)	(15,708)
Liabilities recognized	$(16,145)	$(4,047)	$(6,782)	$(7,092)	$(22,116)	$(16,318)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(in thousands)

Service cost	$—	$4,734	$9,189	$—	$—	$—	$280	$331	$315
Interest cost	6,039	7,784	8,692	184	150	210	788	751	749
Expected return on plan assets	(10,419)	(13,313)	(12,063)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(190)	(190)	(190)
Pension settlement expense	5,880	2,111	—	715	—	—	—	—	—
Amortization of net actuarial loss (1)	2,398	7,140	10,767	214	260	202	93	535	416
Net periodic benefit cost	$3,898	$8,456	$16,585	$1,113	$410	$412	$971	$1,427	$1,290

(1)         The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2014(1)	2013(2)	2012	2014(3)	2013	2012(4)
	(in thousands, except per share data)

Pension settlement distributions	$57,518	$20,104	$—	$853	$—	$1,126
Pension settlement expense, pre-tax	$5,880	$2,111	$—	$715	$—	$—
Pension settlement expense per diluted share, net of taxes	$0.14	$0.05	$—	$0.02	$—	$—

(1)         Pension settlement distributions represent $32.1 million of lump-sum benefit distributions and a $25.4 million nonparticipating annuity contract purchase.

(2)         Pension settlement distributions represent lump-sum benefit distributions paid in 2013.

(3)         Pension settlement expense relates to the SBP benefit for an officer retirement that occurred in 2014. The benefit distribution amount was fixed at the retirement date, but a portion of the benefit will be paid in 2015, because IRC Section 409A which requires that certain distributions to certain key employees under the SBP be delayed for six months after retirement.

(4)         The 2012 SBP distribution represents the portion of a benefit related to an officer retirement that occurred in 2011 which was delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to this distribution was recognized in 2011.

Included in accumulated other comprehensive loss at December 31 were the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
	(in thousands)

Unrecognized net actuarial loss	$24,303	$16,003	$1,207	$1,778	$5,327	$150
Unrecognized prior service credit	—	—	—	—	(697)	(887)
Total	$24,303	$16,003	$1,207	$1,778	$4,630	$(737)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following amounts, which are reported within accumulated other comprehensive loss at December 31, 2014, are expected to be recognized as components of net periodic benefit cost in 2015 on a pre-tax basis. (Amounts exclude the effect of pension settlements which the Company will incur for the nonunion defined benefit pension plan in 2015.)

	Nonunion		Postretirement
	Defined Benefit	Supplemental	Health
	Pension Plan	Benefit Plan	Benefit Plan
	(in thousands)
Unrecognized net actuarial loss	$3,008	$159	$622
Unrecognized prior service credit	—	—	(190)
Total	$3,008	$159	$432

The discount rate is determined by matching projected cash distributions with appropriate high-quality corporate bond yields in a yield curve analysis. Weighted-average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2014	2013	2014	2013	2014	2013
Discount rate	3.2%	3.8%	2.5%	2.8%	3.9%	4.7%

Weighted-average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2014(1)	2013(2)	2012	2014(3)	2013	2012	2014	2013	2012
Discount rate	3.8%	3.1%	3.7%	2.8%	2.1%	3.2%	4.7%	3.8%	4.3%
Expected return on plan assets	6.5%	7.5%	7.5%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase (4)	N/A	3.3%	3.3%	N/A	N/A	N/A	N/A	N/A	N/A

(1)         The discount rate presented was used to determine the first quarter 2014 credit and the interim discount rates established upon each quarterly settlement in 2014 at a rate of 3.5%, 3.3%, and 3.4% was used to calculate the credit for the second, third, and fourth quarter of 2014, respectively.

(2)         The discount rate presented was used to determine expense for the first six months of 2013 and the discount rate established upon the June 30, 2013 curtailment of 3.9% and upon the September 30, 2013 settlement of 3.7% was used to calculate the credit for the third and fourth quarter of 2013, respectively.

(3)         The discount rate presented was used to determine expense for the first ten months of 2014 and the discount rate of 2.5% established upon the October 31, 2014 settlement was used to calculate expense for the last two months of 2014.

(4)         The compensation assumption was no longer applicable for determining net periodic benefit cost of the nonunion defined benefit pension plan upon the June 30, 2013 remeasurement for plan curtailment due to the freeze of the accrual of benefits effective July 1, 2013.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2014		2013
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rate assumed for next year	7.5%	5.8%	8.0%	5.0%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%	5.0%	5.0%
Year that the rate reaches the cost trend assumed rate	2027	2020	2020	2020

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2014:

	One Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost components	$204	$(164)
Effect on postretirement benefit obligation	$4,321	$(3,450)

Estimated future benefit payments from the Company’s nonunion defined benefit pension (paid from trust assets), SBP, and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2014 are as follows:

	Nonunion		Postretirement
	Defined Benefit	Supplemental	Health
	Pension Plan	Benefit Plan	Benefit Plan
	(in thousands)
2015	$31,108	$1,941	$684
2016	$14,813	$1,235	$750
2017	$14,341	$—	$813
2018	$13,622	$—	$916
2019	$13,408	$3,107	$963
2020-2024	$55,806	$—	$5,509

The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the IRC. Based upon currently available actuarial information, which is subject to change upon completion of the 2015 actuarial valuation of the plan, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2015. The Highway and Transportation Funding Act of 2014 (the “HTFA”), which was signed into law on August 8, 2014, delayed the expansion of the corridor of interest rates used in the calculation of minimum funding requirements for defined benefit pension plans, which will produce higher actuarial valuation interest rates thus lowering liabilities and funding requirements. In accordance with the HTFA, the January 1, 2014 actuarial valuation of the Company’s nonunion defined benefit pension plan was reperformed, resulting in an adjusted funding target attainment percentage (“AFTAP”) of 112.3% as of the valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

Nonunion Defined Benefit Pension Plan Assets

The Company establishes the expected long-term rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisor. This approach is intended to establish a long-term, nonvolatile rate. The Company’s long-term expected rate of return utilized in determining its 2015 nonunion defined benefit pension plan expense is 6.5%.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The weighted-average target, acceptable ranges, and actual asset allocations of the Company’s nonunion defined benefit pension plan at December 31 is summarized in the following table:

	2014
	Target	Acceptable			Weighted-Average Allocation
	Allocation	Range			2014	2013
Equity Securities
Large Cap U.S. Equity	15.0%	10.0%	–	25.0%	18.9%	23.8%
Mid Cap U.S. Equity	10.0	8.0%	–	12.0%	12.1	10.7
Small Cap U.S. Equity	10.0	8.0%	–	12.0%	11.3	10.5
International Equity	15.0	11.0%	–	19.0%	15.0	12.5

Income Securities
Debt Instruments	30.0	20.0%	–	35.0%	20.4	17.6
Floating Rate Loan Fund	10.0	3.0%	–	15.0%	10.2	3.6

Cash Equivalents
Cash and Cash Equivalents	10.0	0.0%	–	15.0%	12.1	21.3
	100.0%				100.0%	100.0%

Investment balances and results are reviewed quarterly. Investment performance is generally compared to the three-to-five year performance of recognized market indices as well as analyzed for periods shorter than three years for each investment fund and over five years for the total fund. Although investment allocations which fall outside the acceptable range at the end of any quarter are usually rebalanced based on the target allocation, the Company has the discretion to maintain cash or other short-term investments during periods of market volatility. The plan had a higher investment allocation to cash and cash equivalents as of December 31, 2013 in preparation for investment changes anticipated in January 2014, including the plan’s previously disclosed purchase of a nonparticipating annuity contract to settle the pension obligation related to the vested benefits of plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The annuity contract purchase was part of the plan’s investment strategy, which has become more focused on reducing investment, interest rate, and longevity risks in the plan following the freeze of the accrual of benefits under the plan effective July 1, 2013.

Certain types of investments and transactions are prohibited or restricted by the Company’s written pension investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging, or hypothecating securities except loans of securities that are fully-collateralized; purchase or sale of futures, options, or derivatives for speculation or leverage; purchase or sale of commodities; or illiquid interests in real estate or mortgages. Historically, index funds have primarily been used for investments in equity and fixed income securities; however, in 2009, the Company began investing in actively managed portfolios which, for 2014 and 2013, included investments in an actively managed portfolio of mid-cap U.S. equity securities and separate actively managed portfolios of short-term debt instruments. The short-term debt instrument portfolios include 1-3 year and 1-5 year fixed income portfolios which aim to approximate or exceed the returns of their respective benchmarks while preserving capital and, beginning in 2014, a total return fixed income portfolio with high quality investment grade corporate bond and high yield bond holdings, which seeks to provide less volatility than longer duration fixed income strategies while generating income. In addition to the requirements of the pension investment policy, certain investment restrictions apply to the actively managed portfolios, including: guidelines for permitted investments; minimum acceptable credit quality of securities; maximum maturity of investments; limitations on the concentration of certain types of investments; and/or acceptable effective duration period ranges.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2014, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Cash and Cash Equivalents(1)	$19,085	$19,085	$—	$—
Debt Instruments(2)	32,361	—	32,361	—
Floating Rate Loans(3)	16,106	16,106	—	—
Large Cap U.S. Equity	29,964	29,964	—	—
Mid Cap U.S. Equity	19,180	19,180	—	—
Small Cap U.S. Equity	17,899	17,899	—	—
International Equity	23,670	23,670	—	—
	$158,265	$125,904	$32,361	$—

(1)         Consists primarily of money market mutual funds.

(2)         Includes corporate debt instruments (66%), mortgage-backed instruments (24%), treasury instruments (5%), municipal debt instruments (4%), and agency debt instruments (1%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

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

(2)         Includes corporate debt instruments (37%), mortgage-backed instruments (27%), treasury instruments (24%), municipal debt instruments (5%), asset-backed instruments (4%), and agency debt instruments (3%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)         Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $4.7 million and $5.2 million were recorded as of December 31, 2014 and 2013, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump-sum payment upon a change in control of the Company. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long-Term Cash Incentive Plan (see Long-Term Cash Incentive Plan section within this Note).

An additional benefit plan provides certain death benefits for certain officers and directors of an acquired company and its former subsidiaries. The Company had recorded liabilities of $0.8 million at December 31, 2014 and 2013 for future costs under this plan.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2014 and 2013, VSP balances of $3.0 million and $3.1 million, respectively, were included in other long-term assets with a corresponding amount recorded in other long-term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company has historically matched 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $4.9 million, $4.5 million, and $3.8 million for 2014, 2013, and 2012, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the Company’s nonunion defined contribution plan in which substantially all noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. The Company may make discretionary contributions to the defined contribution plan. In 2014 and 2013, the Company recognized expense of $9.0 million and $5.9 million, respectively, related to its contributions to the defined contribution plan. No contributions were made to the plan for 2012.

Long-Term Cash Incentive Plan

The Company maintains a performance-based Long-Term Cash Incentive Plan (“LTIP”) for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The LTIP incentive, which is generally earned over three years, is based in part upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2014 and 2013, $7.6 million and $4.2 million, respectively, were accrued for future payments under the plans. As of December 31, 2012, minimum performance requirements were not achieved and, as a result, no incentive payments were accrued.

Other Plans

Other long-term assets include $44.5 million and $43.8 million at December 31, 2014 and 2013, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long-term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $3.8 million during 2014 and 2013 and $2.1 million during 2012.

Multiemployer Plans

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the ABF NMFA, its collective bargaining agreement with the IBT, and other related supplemental agreements. As of December 2014, approximately 79% of ABF Freight’s employees were covered under the ABF NMFA. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid. The ABF NMFA and the related supplemental agreements which were implemented on November 3, 2013, provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Rate increases under the ABF NMFA were applied retroactively to August 1, 2013. The combined contribution rates for health, welfare, and pension

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

benefits under the ABF NMFA may increase up to $1.00 per hour each August 1 providing that the plans provide evidence that an increase is necessary.

The multiemployer plans to which ABF Freight contributes are jointly-trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. A withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which withdrawal generally would have to be effected through collective bargaining.

Pension Plans

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the PPA, which was permanently extended by the Reform Act. Among other things, the PPA requires that “endangered” (generally less than 80% funded and commonly called “yellow zone”) plans adopt “funding improvement plans” and that “critical” (generally less than 65% funded and commonly called “red zone”) plans adopt “rehabilitation plans” that are intended to improve the plan’s funded status over time. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 (the “CFCAA”) that was signed into law on December 16, 2014, includes new provisions to address the funding of multiemployer pension plans in “critical and declining” status, including certain of those in which ABF Freight participates. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or during the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the Pension Benefit Guaranty Corporation for the suspension of certain benefits. Any actions taken by trustees of multiemployer pension plans under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under its current contract with the IBT.

Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2013, approximately 64% of ABF Freight’s contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, were made to plans that were in “critical status” and approximately 3% of ABF Freight’s contributions to multiemployer pension plans were made to plans that were in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to ABF Freight based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in ABF Freight’s analysis of individually significant funds to be separately disclosed.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)			Surcharge
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Imposed
Legal Name of Plan	Plan Number (a)	2014	2013	Implemented (c)	2014	2013	2012	(e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Red	Red	Implemented(3)	$74,001	$70,020	$68,683	No
Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No(4)	23,030	20,601	20,774	No
Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	12,810	12,143	11,170	No
I. B. of T. Union Local No. 710 Pension Fund(6)(7)	36-2377656	Green(5)	Green(5)	No	9,186	10,001	9,567	No
All other plans in the aggregate					25,150	23,468	21,701
Total multiemployer pension contributions paid(8)					$144,177	$136,233	$131,895

Table Heading Definitions

(a)           The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three-digit plan number, if applicable.

(b)          Unless otherwise noted, the most recent PPA zone status available in 2014 and 2013 is for the plan’s year-end status at December 31, 2013 and 2012, respectively. The zone status is based on information ABF Freight received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered or critical status and generally have a funded percentage of at least 80%.

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

(1)          ABF Freight was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2013 and 2012.

(2)          Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2013 and 2012.

(3)          Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension effective December 31, 2003.

(4)          Utilized funding relief elections under the Pension Relief Act to determine the zone status beginning with the January 1, 2011 actuarial valuation.

(5)          PPA zone status relates to plan years February 1, 2013 — January 31, 2014 and February 1, 2012 — January 31, 2013.

(6)          ABF Freight was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2014 and 2013.

(7)          Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2014 and January 31, 2013.

(8)          Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The pension contribution rate for contractual employees increased an average of 2.0%, 2.0%, and 2.3% effective primarily on August 1, 2014, 2013, and 2012, respectively. The Supplemental Negotiating Committee for the Central States Pension Plan approved no pension contribution increase effective August 1, 2014, 2013, and 2012. The Supplemental Negotiating Committee for the Western Conference of Teamsters Pension Plan approved no pension increase effective August 1, 2014, 2013, and 2012. The year-over-year changes in multiemployer pension plan contributions presented above were also influenced by changes in ABF Freight’s business levels.

For 2014, 2013, and 2012, 50% to 55% of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Fund, as set forth in information provided by the Central States Plan, was 48.4%, 47.6%, and 53.9% as of January 1, 2014, 2013, and 2012, respectively. In 2005, the IRS granted an extension of the period of time over which the Central States Pension Plan amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the plan. Based on information currently available to the Company, the Central States Pension Plan has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event that the IRS were to revoke the extension, the revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF Freight’s share of the resulting funded deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of a revocation that would require recognition of liabilities for ABF Freight’s share of a funded deficiency is remote.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Health and Welfare Plans

ABF Freight contributes to 44 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under ABF Freight’s labor agreements. ABF Freight’s contributions to multiemployer health and welfare plans totaled $130.5 million, $118.0 million, and $113.0 million, for the year ended December 31, 2014, 2013, and 2012, respectively. The contribution rate for health and welfare benefits increased by an average of 5.4%, 7.6%, and 5.3% primarily on August 1, 2014, 2013, and 2012, respectively, under ABF Freight’s collective bargaining agreement with the IBT. Other than changes to contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the 2014, 2013, and 2012 multiemployer health and welfare contributions.

NOTE K — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2014	2013	2012
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs(1)	$(30,140)	$(17,044)	$(86,737)
Interest rate swap	(576)	—	—
Foreign currency translation	(1,216)	(863)	(662)
Total	$(31,932)	$(17,907)	$(87,399)
After-tax amounts:
Unrecognized net periodic benefit costs(1)	$(22,387)	$(14,386)	$(56,968)
Interest rate swap	(350)	—	—
Foreign currency translation	(742)	(526)	(404)
Total	$(23,479)	$(14,912)	$(57,372)

(1)         The increase in unrecognized net periodic benefit costs for the year ended December 31, 2014 reflected the impact of increases in the unrecognized net actuarial loss $8.3 million ($5.1 million after-tax) related to the nonunion defined benefit pension plan and $5.2 million ($3.2 million after-tax) related to the postretirement health benefit plan, primarily due to decreases in the discount rates used to remeasure the plan obligations. The decrease in unrecognized net periodic benefit costs for the year ended December 31, 2013 reflected the impact of a $66.3 million ($40.5 million after-tax) decrease in the unrecognized net actuarial loss related to the nonunion defined benefit pension plan in 2013, primarily due to a $29.3 million ($17.9 million after-tax) curtailment gain and a $27.8 million ($17.0 million after-tax) net actuarial gain related to the increase in the discount rate used to remeasure the plan obligation upon curtailment and the amount required to adjust the assumed return on plan assets to the actual return experienced in 2013. The nonunion defined benefit pension plan is discussed further in Note J.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2012	$(57,372)	$(56,968)	$—	$(404)
Other comprehensive income (loss) before reclassifications	36,439	36,561	—	(122)
Amounts reclassified from accumulated other comprehensive loss	6,021	6,021	—	—
Net current-period other comprehensive income (loss)	42,460	42,582	—	(122)
Balances at December 31, 2013	(14,912)	(14,386)	—	(526)
Other comprehensive loss before reclassifications	(14,133)	(13,567)	(350)	(216)
Amounts reclassified from accumulated other comprehensive loss	5,566	5,566	—	—
Net current-period other comprehensive loss	(8,567)	(8,001)	(350)	(216)
Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the years ended December 31, 2014 and 2013:

	Unrecognized Net Periodic Benefit Costs(1)(2)
	2014	2013
	(in thousands)
Amortization of net actuarial loss	$(2,705)	$(7,935)
Amortization of prior service credit	190	190
Pension settlement expense	(6,595)	(2,111)
Total, pre-tax	(9,110)	(9,856)
Tax benefit	3,544	3,835
Total, net of tax	$(5,566)	$(6,021)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note J).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2014		2013		2012
	Per Share	Amount	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.03	$819	$0.03	$807	$0.03	$797
Second quarter	$0.03	$816	$0.03	$806	$0.03	$808
Third quarter	$0.03	$823	$0.03	$805	$0.03	$807
Fourth quarter	$0.06	$1,644	$0.03	$815	$0.03	$807

On January 22, 2015, the Company’s Board of Directors declared a dividend of $0.06 per share payable to stockholders of record as of February 5, 2015.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. In 2003, the Company’s Board of Directors authorized stock repurchases of up to $25.0 million; and in 2005, an additional $50.0 million was authorized for a total of $75.0 million. As of December 31, 2014, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million, leaving $18.2 million available for repurchase under the current buyback program. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources.

In February 2015, the Company purchased an additional 64,200 shares of its common stock for an aggregate cost of $2.5 million, leaving $15.7 million available for repurchase under the current buyback program.

NOTE L — SHARE-BASED COMPENSATION

Stock Awards

As of December 31, 2014 and 2013, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units. As of December 31, 2014, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding — January 1, 2014	1,443,460
Granted	232,450
Vested	(249,083)
Forfeited	(57,947)
Outstanding — December 31, 2014	1,368,880

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2014, 2013, and 2012 as follows:

		Weighted-Average
		Grant Date
	Units	Fair Value
2014	232,450	$40.19
2013	313,550	$27.71
2012	394,900	$14.55

The fair value of restricted stock awards that vested in 2014, 2013, and 2012 was $9.4 million, $1.8 million, and $4.3 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2014 was $16.3 million, which is expected to be recognized over a weighted-average period of approximately two years.

Stock Options

As of December 31, 2013, the Company had 35,730 outstanding stock options, which had a weighted average exercise price of $29.10.  Of the stock options outstanding at December 31, 2013, 35,530 were exercised at a weighted average exercise price of $29.10 and 200 were forfeited as of the January 31, 2014 expiration date of the stock options.

The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2014	2013	2012
	(in thousands)
Intrinsic value of options exercised	$169	$330	$—
Cash proceeds of options exercised	$1,136	$2,785	$—
Tax benefit of options exercised	$22	$109	$—

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE M — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31:

	2014	2013	2012
	(in thousands, except share and per share data)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$46,177	$15,811	$(7,732)
Effect of unvested restricted stock awards	(2,300)	(720)	(149)
Adjusted net income (loss)	$43,877	$15,091	$(7,881)

Denominator:
Weighted-average shares	25,993,255	25,714,205	25,564,752

Earnings (loss) per common share	$1.69	$0.59	$(0.31)

Diluted earnings (loss) per share
Numerator:
Net income (loss)	$46,177	$15,811	$(7,732)
Effect of unvested restricted stock awards	(2,300)	(720)	(149)
Adjusted net income (loss)	$43,877	$15,091	$(7,881)

Denominator:
Weighted-average shares	25,993,255	25,714,205	25,564,752
Effect of dilutive securities	357	—	—
Adjusted weighted-average shares and assumed conversions	25,993,612	25,714,205	25,564,752
Earnings (loss) per common share	$1.69	$0.59	$(0.31)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock and restricted stock units, which are considered participating securities. For the years ended December 31, 2014 and 2013, outstanding stock awards of 0.7 million and 0.8 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share. For the year ended December 31, 2012, outstanding stock awards of 0.7 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of decreasing the loss per share.

NOTE N — OPERATING SEGMENT DATA

The Company uses the “management approach” to determine its reportable operating segments, as well as to determine the basis of reporting the operating segment information. The management approach focuses on financial information that management uses to make operating decisions. Management uses operating revenues, operating expense categories, operating ratios, operating income, and key operating statistics to evaluate performance and allocate resources to the Company’s operations.

The Company’s reportable operating segments are as follows:

•                  Freight Transportation (ABF Freight), the Company’s principal operating segment, includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The operations of ABF Freight include, national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. ABF Freight also provides motor carrier services in Canada, Puerto Rico, and, through arrangements with other trucking companies, Mexico. Revenue and expense for freight transportation related to consumer household goods self-move services provided by ABF Freight are reported in the ABF Freight segment and certain support costs related to these services are allocated to ABF Freight from the ABF Moving segment.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

•                  Premium Logistics (Panther), which was formerly named Premium Logistics & Expedited Freight Services, provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the ABF Freight and ABF Logistics segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

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

•                  Household Goods Moving Services (ABF Moving) includes the results of operations of the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight segment. Revenue and expense associated with these intersegment allocations are eliminated in consolidation.

The Company’s other business activities and operating segments that are not reportable include ArcBest Corporation and certain other subsidiaries. Certain costs incurred by the parent holding company are allocated to the reporting segments. The Company eliminates intercompany transactions in consolidation. However, the information used by the Company’s management with respect to its reportable segments is before intersegment eliminations of revenues and expenses.

Further classifications of operations or revenues by geographic location are impracticable and, therefore, are not provided. The Company’s foreign operations are not significant.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table reflects reportable operating segment information for the years ended December 31:

	2014	2013	2012
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$1,930,990	$1,761,716	$1,701,495
Premium Logistics (Panther)(1)	316,668	246,849	132,326
Emergency & Preventative Maintenance (FleetNet)	158,581	137,546	115,968
Transportation Management (ABF Logistics)	152,632	105,223	66,431
Household Goods Moving Services (ABF Moving)	94,628	82,169	77,619
Other and eliminations	(40,806)	(33,954)	(27,840)
Total consolidated revenues	$2,612,693	$2,299,549	$2,065,999

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$1,121,177	$1,075,259	$1,071,084
Fuel, supplies, and expenses	360,850	332,433	329,284
Operating taxes and licenses	46,955	43,865	43,336
Insurance	24,960	21,823	20,742
Communications and utilities	15,398	15,027	14,713
Depreciation and amortization	68,752	72,971	78,672
Rents and purchased transportation	229,443	180,689	156,810
Gain on sale of property and equipment	(1,471)	(576)	(711)
Pension settlement expense(3)	5,309	1,831	—
Other	9,524	8,361	7,365
Total Freight Transportation (ABF Freight)	1,880,897	1,751,683	1,721,295

Premium Logistics (Panther)(1)
Purchased transportation	235,006	188,561	101,559
Depreciation and amortization	11,362	10,516	5,438
Salaries, benefits, insurance, and other	54,660	40,816	22,927
Total Premium Logistics (Panther)	301,028	239,893	129,924

Emergency & Preventative Maintenance (FleetNet)	155,459	134,272	114,033
Transportation Management (ABF Logistics)	148,797	102,250	63,418
Household Goods Moving Services (ABF Moving)	91,449	80,319	76,927
Other and eliminations(3)	(34,176)	(27,938)	(25,030)
Total consolidated operating expenses(3)	$2,543,454	$2,280,479	$2,080,567

OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$50,093	$10,033	$(19,800)
Premium Logistics (Panther)(1)	15,640	6,956	2,402
Emergency & Preventative Maintenance (FleetNet)	3,122	3,274	1,935
Transportation Management (ABF Logistics)	3,835	2,973	3,013
Household Goods Moving Services (ABF Moving)	3,179	1,850	692
Other and eliminations	(6,630)	(6,016)	(2,810)
Total consolidated operating income (loss)	$69,239	$19,070	$(14,568)

OTHER INCOME (COSTS)
Interest and dividend income(1)	$851	$681	$808
Interest and other related financing costs(1)	(3,190)	(4,183)	(5,273)
Other, net(2)	3,712	3,893	2,041
Total other income (costs)	1,373	391	(2,424)

INCOME (LOSS) BEFORE INCOME TAXES	$70,612	$19,461	$(16,992)

(1)         Includes the operations of Panther since the June 15, 2012 acquisition date (see Note D).

(2)         Includes changes in cash surrender value and proceeds of life insurance policies.

(3)         Pension settlement expense totaled $6.6 million (pre-tax) on a consolidated basis for the year ended December 31, 2014, of which $5.3 million was reported by ABF Freight, $1.1 million was reported in other and eliminations, and $0.2 million was reported by non-asset-based segments. Pension settlement expense totaled $2.1 million (pre-tax) for the year ended December 31, 2013, of which $1.8 million was reported by ABF Freight and $0.3 million was reported in other and eliminations.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2014	2013	2012
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,231,783	$1,166,185	$1,141,064
Rents, purchased transportation, and other costs of services	759,252	598,604	437,604
Fuel, supplies, and expenses	353,385	321,887	315,182
Depreciation and amortization	86,222	88,389	87,754
Other	112,812	105,414	98,963
	$2,543,454	$2,280,479	$2,080,567

The following table provides asset, capital expenditure, and depreciation and amortization information by reportable operating segment:

	December 31
	2014	2013	2012
	(in thousands)
ASSETS
Freight Transportation (ABF Freight)	$621,734	$530,678	$550,676
Premium Logistics (Panther)	218,135	216,747	222,280
Emergency & Preventative Maintenance (FleetNet)	23,532	21,517	18,413
Transportation Management (ABF Logistics)	37,571	27,836	15,437
Household Goods Moving Services (ABF Moving)	22,276	20,941	21,754
Other and eliminations(1)	204,374	199,607	205,902
	$1,127,622	$1,017,326	$1,034,462

	For the year ended December 31
	2014	2013	2012
	(in thousands)
CAPITAL EXPENDITURES, GROSS
Freight Transportation (ABF Freight)(2)	$78,766	$11,091	$68,235
Premium Logistics (Panther)(3)	6,414	3,854	1,579
Emergency & Preventative Maintenance (FleetNet)	550	1,314	685
Transportation Management (ABF Logistics)	158	286	45
Household Goods Moving Services (ABF Moving)	424	493	416
Other and eliminations	4,496	9,367	4,291
	$90,808	$26,405	$75,251

	For the year ended December 31
	2014	2013	2012
	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(1)
Freight Transportation (ABF Freight)	$68,752	$72,971	$78,672
Premium Logistics (Panther)(3)(4)	11,362	10,516	5,438
Emergency & Preventative Maintenance (FleetNet)(5)	961	540	497
Transportation Management (ABF Logistics)	1,006	640	364
Household Goods Moving Services (ABF Moving)	1,384	1,247	769
Other and eliminations	2,757	2,475	2,014
	$86,222	$88,389	$87,754

(1)         Other and eliminations includes certain assets held by the parent holding company for strategic reasons, including unrestricted and restricted cash, cash equivalents, and short-term investments, as well as certain assets held for the benefit of multiple segments, including land and structures of the Company’s corporate headquarters and information systems equipment. Depreciation and amortization associated with these assets is allocated to the reporting segments. Depreciation and amortization expense includes amortization of internally developed capitalized software which has not been included in gross capital expenditures presented in the table.

(2)         Includes assets acquired through notes payable and capital leases of $55.3 million in 2014, less than $0.1 million in 2013, and $38.0 million in 2012.

(3)         Includes operations of the Premium Logistics segment since the June 15, 2012 acquisition of Panther.

(4)         Includes amortization of intangibles of $4.2 million in 2014 (see Note E). Amortization of intangibles which totaled $4.2 million and $2.3 million has been included for 2013 and 2012, respectively, to conform to the current year presentation. Amortization of intangibles was previously reported in the footnote to the depreciation and amortization expense by operating segment table in Note N to the consolidated financial statements in Part II, Item 8 of the Company’s 2013 Annual Report on Form 10-K.

(5)         Includes amortization of intangibles which totaled $0.2 million in 2014 (see Note E).

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE O — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2014 and 2013:

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$577,904	$658,646	$711,295	$664,848
Operating expenses	586,606	631,694	678,354	646,799

Operating income (loss)	(8,702)	26,952	32,941	18,049
Other income (costs), net	(253)	419	(385)	1,591
Income tax provision (benefit)	(3,762)	10,163	12,938	5,097

Net income (loss)	$(5,193)	$17,208	$19,618	$14,543

Earnings (loss) per common share(1)
Basic	$(0.20)	$0.63	$0.72	$0.53
Diluted	$(0.20)	$0.63	$0.72	$0.53

Average common shares outstanding
Basic	25,876,928	26,005,105	26,054,678	26,073,256
Diluted	25,876,928	26,005,105	26,054,678	26,073,256

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$520,687	$576,899	$623,414	$578,549
Operating expenses	544,037	568,482	602,912	565,047
Operating income (loss)	(23,350)	8,417	20,502	13,502
Other income (costs), net	47	(552)	502	393
Income tax provision (benefit)	(9,908)	2,987	7,022	3,549

Net income (loss)	$(13,395)	$4,878	$13,982	$10,346

Earnings (loss) per common share(1)
Basic	$(0.52)	$0.18	$0.52	$0.38
Diluted	$(0.52)	$0.18	$0.52	$0.38

Average common shares outstanding
Basic	25,638,333	25,694,327	25,736,810	25,785,485
Diluted	25,638,333	25,694,327	25,736,810	25,793,366

(1)         The Company uses the two-class method for calculating earnings per share. See Note M.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

NOTE P — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 63 underground tanks located in 19 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (“the CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site by Company representatives, it is unlikely that this matter will result in any requirement for remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at December 31, 2014 in connection with this matter.

ABF Freight received a similar Notice of Intent to Sue from another citizens group in December 2014 alleging CWA violations at its Brooklyn, New York branch. To date, no lawsuit has been filed in connection with this matter and the Company is in the early stages of assessing potential liability, if any. Therefore, no liability has been established at December 31, 2014 in connection with this matter.

At December 31, 2014 and 2013, the Company’s reserve for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.8 million and $0.9 million, respectively, which was included in accrued expenses. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Legal Proceedings

Trademark Infringement

On December 23, 2014, Jaguar Land Rover Limited filed suit against Panther in the Northern District of Ohio under various causes of action, collectively falling under a trademark infringement claim. Panther believes the claim is without merit and will vigorously defend itself against this claim. The litigation process is in the very early stages; therefore, it is not possible to determine the likelihood of loss or the amount of any damages that could be assessed against Panther in this matter. As such, no liability has been established in connection with this matter as of December 31, 2014.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’ s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ArcBest Corporation

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  ArcBest Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ArcBest Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of ArcBest Corporation and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

March 2, 2015

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2015, are incorporated herein by reference.

ITEM 11.                         EXECUTIVE COMPENSATION

The sections entitled “2014 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “2014 Option Exercises and Stock Vested,” “2014 Equity Compensation Plan Information,” “2014 Pension Benefits,” “2014 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2015, are incorporated herein by reference.

ITEM 12.                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2014 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2015, are incorporated herein by reference.

ITEM 13.                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2015, are incorporated herein by reference.

ITEM 14.                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Principal Accountant Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held May 1, 2015, are incorporated herein by reference.

PART IV

ITEM 15.                         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                                                  Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2)                  Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

Column A	Column B	Column C		Column D		Column E		Column F
		Additions
	Balance at	Charged to		Charged to
	Beginning	Costs and		Other Accounts –		Deductions –		Balance at
Description	of Period	Expenses		Describe		Describe		End of Period
	(in thousands)
Year Ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,533	$1,941		$2,363	(a)	$3,106	(b)	$5,731
Allowance for other accounts receivable	$1,422	$279	(c)	$—		$—		$1,701
Allowance for deferred tax assets	$1,028	$—		$—		$696	(d)	$332

Year Ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,249	$2,065		$39		$2,820	(b)	$4,533
Allowance for other accounts receivable	$1,334	$88	(c)	$—		$—		$1,422
Allowance for deferred tax assets	$2,511	$—		$—		$1,483	(e)	$1,028

Year Ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,957	$1,524		$26		$2,258	(b)	$5,249
Allowance for other accounts receivable	$1,226	$108	(c)	$—		$—		$1,334
Allowance for deferred tax assets	$5,644	$791		$47		$3,971	(f)	$2,511

Note a	—	Addition to the allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b	—	Uncollectible accounts written off.
Note c	—	Charged / (credited) to workers’ compensation expense.
Note d	—

Decrease in allowance due to elimination of the valuation allowance relating to foreign tax credit carryforwards expected to be realized based on increased profitability of the Company’s foreign entities in 2014 (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Note e	—	Decrease in allowance due to changes in expectation of realization of certain state net operating losses and state deferred tax assets.
Note f	—

Decrease in allowance due to change in expectation of realization of deferred tax assets primarily due to deferred tax liabilities established in conjunction with the Panther Expedited Services, Inc. purchase transaction (see Note F to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

(a)(3)                  Exhibits

The exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index, which is incorporated by reference herein, following the signatures of this report.

(b)                                 Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCBEST CORPORATION

Date:	March 2, 2015	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board and Director	March 2, 2015
Robert A. Young III

/s/Judy R. McReynolds	Director, President – Chief Executive Officer,	March 2, 2015
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer,	March 2, 2015
David R. Cobb	Principal Financial Officer, and
Principal Accounting Officer

/s/John W. Alden	Director	March 2, 2015
John W. Alden

/s/Fred A. Allardyce	Director	March 2, 2015
Fred A. Allardyce

/s/William M. Legg	Director	March 2, 2015
William M. Legg

/s/John H. Morris	Director	March 2, 2015
John H. Morris

/s/Craig E. Philip	Director	March 2, 2015
Craig E. Philip

/s/Steven L. Spinner	Director	March 2, 2015
Steven L. Spinner

/s/Janice E. Stipp	Director	March 2, 2015
Janice E. Stipp

FORM 10-K — ITEM 15(a)(3)

EXHIBIT INDEX

ARCBEST CORPORATION

The following exhibits are filed or furnished with this report or are incorporated by reference to previously filed material:

Exhibit No.
2.1

Stock Purchase Agreement, dated as of June 13, 2012, among Panther Expedited Services, Inc., the stockholders of Panther Expedited Services, Inc., Arkansas Best Corporation, and Fenway Panther Holdings, LLC, in its capacity as Sellers’ Representative (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on June 19, 2012, Commission File No. 000-19969, and incorporated herein by reference).

3.1

Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 under the Securities Act of 1933, filed with the Commission on March 17, 1992, Commission File No. 33-46483, and incorporated herein by reference).

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

3.7

Certificate of Ownership and Merger, effective May 1, 2014, as filed on April 29, 2014 with the Secretary of State of the State of Delaware (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 30, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.1

Collective Bargaining Agreement, implemented on November 3, 2013 and effective through March 31, 2018, among the International Brotherhood of Teamsters and ABF Freight System, Inc. (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.2#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors — with deferral feature) (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2013, Commission File No. 000-19969, and incorporated herein by reference).

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

FORM 10-K — ITEM 15(a)(3)

EXHIBIT INDEX

ARCBEST CORPORATION

(Continued)

Exhibit No.
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

10.19#

Consulting Agreement by and between Arkansas Best Corporation and James W. Keenan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.20#

Consulting Agreement by and between ABF Freight System, Inc. and Roy M. Slagle (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.21

Credit Agreement, dated as of June 15, 2012, among Arkansas Best Corporation and certain of its Subsidiaries from time to time party thereto as Borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the Lenders party thereto (previously filed as Exhibit 10.1to the Company’s Current Report on Form 8-K, filed with the Commission on June 19, 2012, Commission File No. 000-19969, and incorporated herein by reference).

FORM 10-K — ITEM 15(a)(3)

EXHIBIT INDEX

ARCBEST CORPORATION

(Continued)

Exhibit No.
10.22

Amendment No. 1 to Credit Agreement, dated as of October 9, 2012, by and among Arkansas Best Corporation, the Lenders thereto, and U.S. Bank National Association, as Administrative Agent (previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2013, Commission File No. 000-19969, and incorporated herein by reference).

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

10.24+

Fourth Amendment to Loan Documents (Committed Letter of Credit Agreement), dated December 7, 2013, by and between Arkansas Best Corporation and PNC Bank, National Association (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2014, Commission File No. 000-19969, and incorporated herein by reference).

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

10.28

Amended and Restated Credit Agreement, dated as of January 2, 2015, among ArcBest Corporation and certain of its Subsidiaries from time party thereto, as Borrowers, U.S. Bank National Association, as Administrative Agent, Branch Banking and Trust Company and PNC Bank, National Association, as Syndication Agents, and the Lenders and Issuing Banks party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.29

Third Amendment to the Receivables Loan Agreement, dated as of January 2, 2015, among ABF Freight Funding LLC, ABF Freight System, Inc., and PNC Bank, National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.30

Amended and Restated Receivables Loan Agreement dated as of February 1, 2015 by and among ArcBest Funding LLC, as Borrower, ArcBest Corporation, as initial Servicer, PNC Bank, National Association, as Lender, LC Issuer and Agent for the Lender and its assigns and the LC Issuer and its assigns (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 3, 2015, Commission File No. 000-19969, and incorporated herein by reference).

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

FORM 10-K — ITEM 15(a)(3)

EXHIBIT INDEX

ARCBEST CORPORATION

(Continued)

Exhibit No.
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