Form 10-Q
period 2015-03-31
ARCBEST CORP /DE/
filed 2015-05-08
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.01 par value	26,006,935 shares

ARCBEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2015	2014
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,022	$157,042
Short-term investments	45,980	45,909
Restricted cash	1,386	1,386
Accounts receivable, less allowances (2015 — $5,653; 2014 — $5,731)	230,715	228,056
Other accounts receivable, less allowances (2015 — $1,489; 2014 — $1,701)	6,289	6,582
Prepaid expenses	22,599	20,906
Deferred income taxes	38,468	40,220
Prepaid and refundable income taxes	12,657	9,920
Other	4,907	4,968
TOTAL CURRENT ASSETS	529,023	514,989
PROPERTY, PLANT AND EQUIPMENT
Land and structures	264,740	251,836
Revenue equipment	628,136	633,455
Service, office, and other equipment	135,156	136,145
Software	119,431	116,112
Leasehold improvements	24,496	24,377
	1,171,959	1,161,925
Less allowances for depreciation and amortization	766,217	752,075
PROPERTY, PLANT AND EQUIPMENT, net	405,742	409,850

GOODWILL	80,696	77,078

INTANGIBLE ASSETS, net	72,862	72,809

OTHER ASSETS	53,376	52,896
TOTAL ASSETS	$1,141,699	$1,127,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft and drafts payable	$14,299	$16,095
Accounts payable	115,566	104,230
Income taxes payable	257	527
Accrued expenses	176,737	194,674
Current portion of long-term debt	22,639	25,256
TOTAL CURRENT LIABILITIES	329,498	340,782
LONG-TERM DEBT, less current portion	132,837	102,474
PENSION AND POSTRETIREMENT LIABILITIES	44,448	42,418
OTHER LIABILITIES	12,740	16,667
DEFERRED INCOME TAXES	64,245	64,398
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2015: 27,739,223; 2014: 27,722,010 shares	277	277
Additional paid-in capital	304,570	303,045
Retained earnings	337,971	338,810
Treasury stock, at cost, 2015: 1,742,132 shares; 2014: 1,677,932 shares	(60,229)	(57,770)
Accumulated other comprehensive loss	(24,658)	(23,479)
TOTAL STOCKHOLDERS’ EQUITY	557,931	560,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,141,699	$1,127,622

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2015	2014
	(Unaudited)
	(in thousands, except share and per share data)

REVENUES	$613,276	$577,904

OPERATING EXPENSES	611,996	586,606

OPERATING INCOME (LOSS)	1,280	(8,702)

OTHER INCOME (COSTS)
Interest and dividend income	234	190
Interest and other related financing costs	(1,002)	(808)
Other, net	400	365
TOTAL OTHER COSTS	(368)	(253)

INCOME (LOSS) BEFORE INCOME TAXES	912	(8,955)

INCOME TAX PROVISION (BENEFIT)	167	(3,762)

NET INCOME (LOSS)	$745	$(5,193)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.03	$(0.20)
Diluted	$0.03	$(0.20)

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,051,038	25,876,928
Diluted	26,588,518	25,876,928

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.03

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2015	2014
	(Unaudited)
	(in thousands)
NET INCOME (LOSS)	$745	$(5,193)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2015 — $1,166; 2014 — $3,372)	(1,831)	(5,296)
Pension settlement expense, net of tax of: (2015 — $435; 2014 — $1,436)	684	2,255
Amortization of unrecognized net periodic benefit costs, net of tax of: (2015 — $400; 2014 — $206):
Net actuarial loss	656	353
Prior service credit	(29)	(29)
Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2015 — $235)	(364)	—
Change in foreign currency translation, net of tax of: (2015 — $187; 2014 — $24)	(295)	(37)
OTHER COMPREHENSIVE LOSS, net of tax	(1,179)	(2,754)

TOTAL COMPREHENSIVE LOSS	$(434)	$(7,947)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balances at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883
Net income				745				745
Other comprehensive loss, net of tax							(1,179)	(1,179)
Issuance of common stock under share-based compensation plans	17	—	—					—
Tax effect of share-based compensation plans			(122)					(122)
Share-based compensation expense			1,647					1,647
Purchase of treasury stock					64	(2,459)		(2,459)
Dividends declared on common stock				(1,584)				(1,584)
Balances at March 31, 2015	27,739	$277	$304,570	$337,971	1,742	$(60,229)	$(24,658)	$557,931

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2015	2014
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$745	$(5,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,084	19,410
Amortization of intangibles	1,148	1,043
Pension settlement expense	1,119	3,691
Share-based compensation expense	1,647	1,568
Provision for losses on accounts receivable	312	84
Deferred income tax provision (benefit)	1,507	(3,493)
Gain on sale of property and equipment	(310)	(214)
Changes in operating assets and liabilities:
Receivables	(902)	(19,268)
Prepaid expenses	(1,689)	(3,163)
Other assets	456	(1,710)
Income taxes	(2,426)	(3,610)
Accounts payable, accrued expenses, and other liabilities	(11,759)	17,065
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,932	6,210

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(16,546)	(8,654)
Proceeds from sale of property and equipment	977	746
Business acquisition, net of cash acquired	(5,170)	—
Capitalization of internally developed software	(2,087)	(1,879)
NET CASH USED IN INVESTING ACTIVITIES	(22,826)	(9,787)

FINANCING ACTIVITIES
Borrowings under credit facilities	70,000	—
Borrowings under accounts receivable securitization program	35,000	—
Payments on long-term debt	(77,254)	(7,765)
Net change in bank overdraft and drafts payable	(2,005)	1,399
Deferred financing costs	(824)	—
Payment of common stock dividends	(1,584)	(819)
Purchase of treasury stock	(2,459)	—
Proceeds from the exercise of stock options	—	1,136
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	20,874	(6,049)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,980	(9,626)
Cash and cash equivalents at beginning of period	157,042	105,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,022	$95,728

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$163	$102

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest CorporationSM (the “Company”) is the parent holding company of businesses providing freight transportation services and logistics solutions. The Company’s principal operations are conducted through its Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. The Company’s other reportable operating segments are Premium Logistics (Panther), Emergency & Preventative Maintenance (FleetNet), Transportation Management (ABF LogisticsSM), and Household Goods Moving Services (ABF MovingSM). References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

ABF Freight represented approximately 71% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2015. As of March 2015, approximately 78% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the contract changes were effective immediately upon implementation and, therefore, expected net cost reductions will be realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3, 2013 wage rate reduction and the August 1, 2013 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

On January 2, 2015, the Company acquired Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, for net cash consideration of $5.2 million. The acquired business is primarily reported in the ABF Logistics operating segment. On April 30, 2014, the Company acquired a privately-owned business which is reported within the FleetNet reporting segment for net cash consideration of $2.6 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial position, pro forma financial information and the purchase price allocation of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition dates have been included in the accompanying consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2014 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

In May 2014, the Financial Accounting Standards Board issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The new standard

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

currently requires a January 1, 2017 effective date for the Company. The Company is evaluating the impact of the new standard on the consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 835 with Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. The Subtopic is effective for the Company beginning January 1, 2016 and is not expected to have a significant impact on the Company’s financial statement disclosures.

In April 2015, the Financial Accounting Standards Board also issued an accounting pronouncement to amend ASC Topic 350 with the addition of Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The amendment adds guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If the cloud computing arrangement does not contain a software license, the agreement should be accounted for as a service contract. The Subtopic is effective for the Company beginning January 1, 2016, and is not expected to have a significant impact on the Company’s financial statement disclosures.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on the Company’s financial statements, including the accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted cash:

	March 31	December 31
	2015	2014
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$103,579	$99,615
Variable rate demand notes(1)(2)	16,342	16,326
Money market funds(3)	46,101	41,101
Total cash and cash equivalents	$166,022	$157,042

Short-term investments
Certificates of deposit(1)	$45,980	$45,909

Restricted cash(4)
Cash deposits(1)	$1,386	$1,386

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company’s financial instruments in other long-term assets are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year.  However, certain cash deposits and certificates of deposit may exceed federally insured limits. Cash and cash equivalents totaling $84.7 million and $77.3 million were not FDIC insured at March 31, 2015 and December 31, 2014, respectively.

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

•                  Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2015		2014
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$—	$—
Term Loan(2)	—	—	70,000	70,000
Accounts receivable securitization borrowings(3)	35,000	35,000	—	—
Notes payable(4)	49,547	49,565	56,759	56,743
	$154,547	$154,565	$126,759	$126,743

(1)         The revolving credit facility under the Company’s Amended and Restated Credit Agreement (the “Credit Facility”), which was entered into in January 2015, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(2)         The Term Loan, which was entered into on June 15, 2012 and converted to borrowings under the Credit Facility on January 2, 2015, carried a variable interest rate based on LIBOR, plus a margin, that was considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(3)         Borrowings under the Company’s accounts receivable securitization program, which was entered into in February 2015, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(4)         Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	March 31	December 31
	2015	2014
	(in thousands)
Assets:
Money market funds(1)(3)	$46,101	$41,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,001	2,968
	$48,102	$44,069

Liabilities:
Interest rate swap(4)	$1,175	$576

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

(4)         The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 of the fair value hierarchy) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty (Level 3 of the fair value hierarchy). The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2015 and December 31, 2014 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF	ABF
	Total	Panther	Moving	Logistics	FleetNet	Other
	(in thousands)
Balances December 31, 2014	$77,078	$71,096	$5,352	$—	$630	$—
Goodwill acquired(1)	3,618	—	—	2,914	—	704
Balances March 31, 2015	$80,696	$71,096	$5,352	$2,914	$630	$704

(1)         Goodwill related to the acquisition of Smart Lines Transportation Group, LLC is expected to be fully deductible for tax purposes. The fair value assessment of assets and liabilities acquired with this business was based on preliminary information as of March 31, 2015.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014:

	Weighted
	Average	March 31, 2015			December 31, 2014
	Amortization		Accumulated	Net		Accumulated	Net
	Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$45,442	$8,813	$36,629	$44,242	$7,971	$36,271
Driver network	3	3,200	2,978	222	3,200	2,711	489
Other	8	1,032	143	889	1,032	105	927
	13	49,674	11,934	37,740	48,474	10,787	37,687

Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$84,796	$11,934	$72,862	$83,596	$10,787	$72,809

Amortization expense on intangible assets totaled $1.1 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3.0 million and $4.0 million per year for the years ending December 31, 2015 through 2019.

NOTE D — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three months ended March 31, 2015 was 18.3%.  The effective tax benefit rate for the three months ended March 31, 2014 was 42.0%. The tax rates for the first quarter of 2015 and 2014 reflect a benefit of 20.9% and 1.6%, respectively, from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states.

In addition to the adjustments to deferred tax liabilities for state tax rate changes, for the first three months of 2015 and 2014, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, changes in the cash surrender value of life insurance, and, for the first quarter of 2014, changes in valuation allowances for deferred tax assets.

As of March 31, 2015, the Company’s deferred tax liabilities which will reverse in future years exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2015 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

During the three months ended March 31, 2015, the Company paid state and foreign income taxes of $1.1 million. During the three months ended March 31, 2014, the Company received refunds of $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carrybacks, and the Company paid federal, state, and foreign income taxes of $5.4 million.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE E — LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program (both of which are further described in Financing Arrangements within this Note) and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	March 31	December 31
	2015	2014
	(in thousands)
Credit Facility (interest rate of 1.4% at March 31, 2015)	$70,000	$—
Term Loan(1)	—	70,000
Accounts receivable securitization borrowings (interest rate of 1.0% at March 31, 2015)	35,000	—
Notes payable (weighted average interest rate of 2.0% at March 31, 2015)	49,547	56,759
Capital lease obligations (weighted average interest rate of 5.8% at March 31, 2015)	929	971
	155,476	127,730
Less current portion	22,639	25,256
Long-term debt, less current portion	$132,837	$102,474

(1)         The Term Loan was converted to the Credit Facility on January 2, 2015.

Scheduled maturities of long-term debt obligations as of March 31, 2015 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$24,983	$1,138	$418	$23,213	$214
Due after one year through two years	21,426	1,603	650	18,959	214
Due after two years through three years	46,366	1,998	35,630	8,518	220
Due after three years through four years	2,463	2,235	—	—	228
Due after four years through five years	71,984	71,790	—	—	194
Total payments	167,222	78,764	36,698	50,690	1,070
Less amounts representing interest	11,746	8,764	1,698	1,143	141
Long-term debt	$155,476	$70,000	$35,000	$49,547	$929

(1)         The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(2)         Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2015	2014
	(in thousands)
Revenue equipment	$86,076	$88,591
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	256	255
Total assets securing notes payable or held under capital leases	88,126	90,640
Less accumulated depreciation and amortization(1)	28,876	26,305
Net assets securing notes payable or held under capital leases	$59,250	$64,335

(1)         Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the Company’s credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the $70.0 million Term Loan, which was outstanding under the credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at March 31, 2015.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of March 31, 2015. The fair value of the interest rate swap of $1.2 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity, and the change in the unrealized loss on the interest rate swap for the three months ended March 31, 2015 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at March 31, 2015.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program with PNC Bank until January 2, 2018.  On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to an aggregate amount of $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2015, $35.0 million was borrowed under the accounts receivable securitization program. As of March 31, 2015, the Company was in compliance with the covenants under the accounts receivable securitization program.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2015, standby letters of credit of $20.0 million have been issued under the program, which reduced the available borrowing capacity to $45.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2015, the Company had letters of credit outstanding of $22.0 million (including $20.0 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2015, surety bonds outstanding related to the self-insurance program totaled $44.7 million.

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$—	$—	$101	$70
Interest cost	1,320	1,720	31	49	228	197
Expected return on plan assets	(2,402)	(2,831)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	1,119	3,691	—	—	—	—
Amortization of net actuarial loss	821	498	40	56	213	23
Net periodic benefit cost	$858	$3,078	$71	$105	$495	$243

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

In consideration of the freeze of the accrual of benefits, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The nonparticipating annuity contract purchase amount of $25.4 million plus first quarter 2014 lump-sum benefit distributions of $14.1 million exceeded the projected annual interest costs of the plan for 2014; therefore, the Company recognized pension settlement expense as a component of net periodic benefit cost of $3.7 million (pre-tax), or $2.3 million (after-tax), during the three months ended March 31, 2014.

For the three months ended March 31, 2015, the Company recognized pension settlement expense as a component of net periodic benefit cost of $1.1 million (pre-tax), or $0.7 million (after-tax), related to first quarter 2015 lump-sum distributions of $7.6 million, because total annual lump-sum benefit distributions from the plan are projected to exceed the total annual interest cost of the plan. When pension settlement expense is recognized, a corresponding reduction in the unrecognized net actuarial loss of the nonunion defined benefit pension plan is recorded. The remaining pre-tax

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2015.

The following table discloses the changes in the PBO and plan assets of the nonunion defined benefit pension plan for the three months ended March 31, 2015:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at December 31, 2014	$174,410
Interest cost	1,320
Actuarial loss(1)	4,171
Benefits paid	(7,665)
Projected benefit obligation at March 31, 2015	172,236

Change in plan assets
Fair value of plan assets at December 31, 2014	158,265
Actual return on plan assets	3,577
Employer contributions	50
Benefits paid	(7,665)
Fair value of plan assets at March 31, 2015	154,227

Funded status at March 31, 2015(2)	$(18,009)

Accumulated benefit obligation	$172,236

(1)         Net actuarial loss from remeasurement upon settlement was primarily impacted by changes in the discount rate since the previous remeasurement date. The discount rate used to remeasure the PBO upon settlement at March 31, 2015 was 3.0% compared to a rate of 3.2% as of the December 31, 2014 measurement date.

(2)         Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at March 31, 2015.

Based upon currently available actuarial information, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2015. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 108.1% as of the January 1, 2015 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

Multiemployer Plans

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the ABF NMFA and other related supplemental agreements. ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid.

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the Pension Benefit Guaranty Corporation for the suspension of certain benefits. Any actions taken by trustees of multiemployer pension plans under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under the ABF NMFA. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Plan, was 48.4% as of January 1, 2014. ABF Freight received an Actuarial Status Certification for the Central States Pension Plan dated March 31, 2015, in which the plan’s actuary certified that, as of January 1, 2015, the plan was in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or during the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2014 Annual Report on Form 10-K. ABF Freight has not received notification of any plan reorganization or plan insolvency. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan. However, ABF Freight currently has no intention to withdraw from any such plan, which withdrawal generally would have to be effected through collective bargaining.

NOTE G — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	March 31	December 31
	2015	2014
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(30,991)	$(30,140)
Interest rate swap	(1,175)	(576)
Foreign currency translation	(1,698)	(1,216)
Total	$(33,864)	$(31,932)

After-tax amounts:
Unrecognized net periodic benefit costs	$(22,907)	$(22,387)
Interest rate swap	(714)	(350)
Foreign currency translation	(1,037)	(742)
Total	$(24,658)	$(23,479)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2015 and 2014:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)
Other comprehensive loss before reclassifications	(2,490)	(1,831)	(364)	(295)
Amounts reclassified from accumulated other comprehensive loss	1,311	1,311	—	—
Net current-period other comprehensive loss	(1,179)	(520)	(364)	(295)

Balances at March 31, 2015	$(24,658)	$(22,907)	$(714)	$(1,037)

Balances at December 31, 2013	$(14,912)	$(14,386)	$—	$(526)

Other comprehensive loss before reclassifications	(5,333)	(5,296)	—	(37)
Amounts reclassified from accumulated other comprehensive loss	2,579	2,579	—	—
Net current-period other comprehensive loss	(2,754)	(2,717)	—	(37)

Balances at March 31, 2014	$(17,666)	$(17,103)	$—	$(563)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component  for the three months ended March 31:

	Three Months Ended March 31
	2015	2014
	(in thousands)
Unrecognized Net Periodic Benefit Costs(1) (2)

Amortization of net actuarial loss	$(1,074)	$(577)
Amortization of prior service credit	47	47
Pension settlement expense	(1,119)	(3,691)
Total, pre-tax	(2,146)	(4,221)
Tax benefit	835	1,642
Total, net of tax	$(1,311)	$(2,579)

(1)         Amounts in parentheses indicate increases in expense or loss.

(2)         These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2015		2014
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.06	$1,584	$0.03	$819

On May 1, 2015, the Company’s Board of Directors declared a dividend of $0.06 per share payable to stockholders of record as of May 15, 2015.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2014, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million. In February 2015, the Company purchased 64,200 shares of its common stock for an aggregate cost of $2.5 million, leaving $15.7 million available for repurchase under the current buyback program.

NOTE H — SHARE-BASED COMPENSATION

Stock Awards

As of March 31, 2015, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding — January 1, 2015	1,368,880
Granted	5,400
Vested	(24,600)
Forfeited	(7,200)
Outstanding — March 31, 2015	1,342,480

The restricted stock units granted during the period had a weighted-average grant date fair value of $38.68 per share.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31
	2015	2014
	(in thousands, except share and per share data)
Basic

Numerator:
Net income (loss)	$745	$(5,193)
Effect of unvested restricted stock unit awards	(19)	(39)
Adjusted net income (loss)	$726	$(5,232)

Denominator:
Weighted-average shares	26,051,038	25,876,928
Earnings (loss) per common share	$0.03	$(0.20)

Diluted

Numerator:
Net income (loss)	$745	$(5,193)
Effect of unvested restricted stock unit awards	(19)	(39)
Adjusted net income (loss)	$726	$(5,232)

Denominator:
Weighted-average shares	26,051,038	25,876,928
Effect of dilutive securities	537,480	—
Adjusted weighted-average shares and assumed conversions	26,588,518	25,876,928
Earnings (loss) per common share	$0.03	$(0.20)

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock units, which are considered participating securities. For the three months ended March 31, 2015, outstanding stock awards of less than 0.1 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share. For the three months ended March 31, 2014, outstanding stock awards of 0.8 million were not included in the diluted loss per share calculation because their inclusion would have the effect of decreasing the loss per share.

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

The Company’s reportable operating segments are impacted by seasonal fluctuations, as described below; therefore, operating results for the interim periods presented may not necessarily be indicative of the results for the fiscal year.

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

ABF Freight is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Earnings of the ABF Freight segment are adversely affected by the impact of inclement weather conditions on freight shipments and operating costs. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly tonnage levels.

•                  Premium Logistics (Panther) provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the ABF Freight and ABF Logistics segments. Revenue and expense associated with these intersegment transactions are eliminated in consolidation.

Panther’s operations are influenced by seasonal fluctuations that impact customers’ supply chains and the resulting demand for expedited services. Expedited shipments may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases, depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for automotive and manufacturing customers, but severe weather events can result in higher demand for expedited services.

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

•                  Transportation Management (ABF Logistics) includes the results of operations of the Company’s businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table reflects reportable operating segment information for the three months ended March 31:

	Three Months Ended
	March 31
	2015	2014
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$441,207	$428,871
Premium Logistics (Panther)	75,292	72,226
Emergency & Preventative Maintenance (FleetNet)	42,489	41,699
Transportation Management (ABF Logistics)	47,372	29,717
Household Goods Moving Services (ABF Moving)	18,568	14,750
Other and eliminations	(11,652)	(9,359)
Total consolidated operating revenues	$613,276	$577,904
OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$278,371	$261,154
Fuel, supplies, and expenses	79,026	90,791
Operating taxes and licenses	11,996	11,493
Insurance	5,785	5,395
Communications and utilities	3,985	4,242
Depreciation and amortization	17,400	16,338
Rents and purchased transportation	41,844	47,420
Gain on sale of property and equipment	(244)	(203)
Pension settlement expense(1)	840	2,890
Other	2,161	1,535
Total Freight Transportation (ABF Freight)	441,164	441,055
Premium Logistics (Panther)
Purchased transportation	56,044	54,573
Depreciation and amortization(2)	2,924	2,737
Salaries, benefits, insurance, and other	15,129	11,552
Total Premium Logistics (Panther)	74,097	68,862
Emergency & Preventative Maintenance (FleetNet)	41,319	40,298
Transportation Management (ABF Logistics)	46,597	29,182
Household Goods Moving Services (ABF Moving)	18,931	15,591
Other and eliminations(1)	(10,112)	(8,382)
Total consolidated operating expenses(1)	$611,996	$586,606
OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$43	$(12,184)
Premium Logistics (Panther)	1,195	3,364
Emergency & Preventative Maintenance (FleetNet)	1,170	1,401
Transportation Management (ABF Logistics)	775	535
Household Goods Moving Services (ABF Moving)	(363)	(841)
Other and eliminations	(1,540)	(977)
Total consolidated operating income (loss)	$1,280	$(8,702)
OTHER INCOME (COSTS)
Interest and dividend income	$234	$190
Interest and other related financing costs	(1,002)	(808)
Other, net	400	365
Total other costs	(368)	(253)
INCOME (LOSS) BEFORE INCOME TAXES	$912	$(8,955)

(1)         Pension settlement expense totaled $1.1 million (pre-tax) and $3.7 million (pre-tax) on a consolidated basis for the three months ended March 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015, pre-tax pension settlement expense of $0.8 million was reported by ABF Freight, $0.2 million was reported in Other and eliminations, and $0.1 million was reported by the non-asset-based segments. For the three months ended March 31, 2014, pre-tax pension settlement expense of $2.9 million was reported by ABF Freight, $0.7 million was reported in Other and eliminations, and $0.1 million was reported by the non-asset-based segments.

(2)         Depreciation and amortization consists primarily of amortization of intangibles, including customer relationships and software.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following table presents operating expenses by category on a consolidated basis for the three months ended March 31:

	Three Months Ended
	March 31
	2015	2014
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$306,916	$286,801
Rents, purchased transportation, and other costs of services	177,966	164,126
Fuel, supplies, and expenses	75,902	88,774
Depreciation and amortization	22,232	20,453
Other	28,980	26,452
	$611,996	$586,606

NOTE K — LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows; however, the Company is currently involved in certain environmental compliance matters and legal proceedings, as further described below, for which the outcome and related financial impact cannot be determined at this time.

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (the “CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site by Company representatives, it is unlikely that this matter will result in any requirement for remediation of contaminants. The litigation is in the very early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at March 31, 2015 in connection with this matter.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

ABF Freight received a similar Notice of Intent to Sue from another citizens group in December 2014 alleging CWA violations at its Brooklyn, New York branch. During the investigation of the allegations contained in the Notice of Intent to Sue, it was determined that the operations at the Brooklyn site were being conducted in a manner protected from storm water and, as a result, the site qualified for exemption from the permitting requirements of the Clean Water Act under a procedure known as “no exposure certification” (“NEC”). In December 2014, ABF Freight made an NEC filing with the New York State Department of Environmental Conservation covering the Brooklyn facility. During first quarter 2015, the citizens group filed suit against ABF Freight in the United States District Court for the Eastern District of New York asserting the violations of the CWA that were identified in the Notice of Intent to Sue and contesting the validity of the NEC filing. The lawsuit is in the early stages and it is not possible to assess potential damages or make an assessment of the probability of future losses at this time. Therefore, no liability has been established at March 31, 2015 in connection with this matter.

At March 31, 2015 and December 31, 2014, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.9 million and $0.8 million, respectively. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Legal Proceedings

Trademark Infringement

On December 23, 2014, Jaguar Land Rover Limited filed suit against Panther in the Northern District of Ohio under various causes of action, collectively falling under a trademark infringement claim. Panther believes the claim is without merit and will vigorously defend itself against this claim. The litigation process is in the very early stages; therefore, it is not possible to determine the likelihood of loss or the amount of any damages that could be assessed against Panther in this matter. Therefore, no liability has been established in connection with this matter as of March 31, 2015.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationSM (the “Company,” “we,” “us,” and “our”) is the parent holding company of businesses providing a comprehensive suite of freight transportation services and logistics solutions. Our principal operations are conducted through our Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments are the following non-asset-based businesses: Premium Logistics (Panther); Emergency & Preventative Maintenance (FleetNet); Transportation Management (ABF LogisticsSM); and Household Goods Moving Services (ABF MovingSM). (See additional segment description in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014. Our 2014 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2015	2014
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$441,207	$428,871
Premium Logistics (Panther)	75,292	72,226
Emergency & Preventative Maintenance (FleetNet)	42,489	41,699
Transportation Management (ABF Logistics)	47,372	29,717
Household Goods Moving Services (ABF Moving)	18,568	14,750
Other and eliminations	(11,652)	(9,359)
Total consolidated operating revenues	$613,276	$577,904

OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$43	$(12,184)
Premium Logistics (Panther)	1,195	3,364
Emergency & Preventative Maintenance (FleetNet)	1,170	1,401
Transportation Management (ABF Logistics)	775	535
Household Goods Moving Services (ABF Moving)	(363)	(841)
Other and eliminations	(1,540)	(977)
Total consolidated operating income (loss)	$1,280	$(8,702)

NET INCOME (LOSS)	$745	$(5,193)

DILUTED INCOME (LOSS) PER SHARE	$0.03	$(0.20)

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our consolidated revenues increased 6.1% in the three-month period ended March 31, 2015 compared to the same prior-year period, with all segments reporting revenue improvement. On a combined basis, first quarter 2015 non-asset-based revenues grew 16.0% above first quarter 2014 on increased business volumes due, in part, to more comprehensive customer services being offered across our transportation and logistics businesses and to the business generated by Smart Lines Transportation Group, LLC, which we acquired in January 2015. Total non-asset-based segments generated approximately 29% of first quarter 2015 total revenues before other revenues and intercompany eliminations. ABF Freight (asset-based business) revenues increased 3.7% on a per-day basis in first quarter 2015 compared to the same period of 2014, primarily due to improved yield, as measured by billed revenue per hundredweight, including lower fuel surcharges associated with decreased fuel prices.

Our improved consolidated operating results for the three months ended March 31, 2015, as compared to the same period of 2014, were influenced by higher revenues and a less severe effect of winter weather on ABF Freight’s operations. Our operations for the first quarters of both 2015 and 2014 were impacted by severe winter weather that disrupted operations and resulted in reduced shipments for our ABF Freight segment due to significant closures of facilities and lanes. The negative effect on ABF Freight’s operating results was estimated to total approximately $6.0 million in the current-year quarter compared to $10.5 million in the prior-year quarter.

Consolidated operating results were also impacted by an increase in healthcare and casualty claims costs and a decrease in pension settlement expense for the three months ended March 31, 2015, compared to the same prior-year period. Consolidated nonunion healthcare claims costs increased $2.9 million, which is approximately twice the expected level, and unfavorable experience in Panther’s casualty claims resulted in costs which were $0.7 million higher. The consolidated pension settlement charge related to the nonunion defined benefit pension plan was $1.1 million (pre-tax), or $0.7 million (after-tax) and $0.03 cents per share, for the three months ended March 31, 2015 compared to $3.7 million (pre-tax), or $2.3 million (after-tax) and $0.09 cents per share, for the same period of 2014. We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to range between $1.0 million and $1.5 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

Net income and earnings per share were also impacted by the effective tax rates, as further described within the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

	Three Months Ended
	March 31
	2015	2014
	(in thousands)
CONSOLIDATED ADJUSTED EBITDA
Net income (loss)	$745	$(5,193)
Interest expense and other related financing costs	1,002	808
Income tax provision (benefit)	167	(3,762)
Depreciation and amortization	22,232	20,453
Amortization of share-based compensation	1,647	1,568
Amortization of net actuarial losses of benefit plans and pension settlement expense	2,193	4,268
Adjusted EBITDA	$27,986	$18,142

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Freight Transportation (ABF Freight) Segment Overview

ABF Freight’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K.

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

ABF Freight represented approximately 71% of our 2015 total revenues before other revenues and intercompany eliminations. As of March 31, 2015, approximately 78% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. Not all of the effects of the contract changes were fully realized immediately upon implementation and, therefore, expected net cost reductions are being realized over time. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Upon implementation of the ABF NMFA, applicable rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA in 2013. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

ABF Freight’s operating performance is generally evaluated by comparison to the same prior-year periods due to seasonal fluctuations which affect tonnage and shipment levels. The following paragraphs discuss ABF Freight’s operating results and key performance factors.

Tonnage

The level of tonnage managed by ABF Freight is directly affected by industrial production and manufacturing, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. ABF Freight’s operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. ABF Freight actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to its services and those of our other operating segments in order to respond with customized solutions.

ABF Freight’s tonnage levels for the three-month period ended March 31, 2015 decreased 0.5% on a per-day basis compared to the same prior-year period. ABF Freight’s first quarter 2015 tonnage decline was primarily influenced by a change in business mix, with strong growth in LTL-rated tonnage and shipments more than offset by significant reductions in truckload-rated business. Severe winter weather negatively impacted ABF Freight’s first quarter tonnage levels in both 2015 and 2014; however, the adverse effect on shipment levels was more significant in first quarter 2014.

For the month of April 2015, average daily total tonnage for ABF Freight was approximately 5% above April 2014. ABF Freight’s revenues for the month of April 2015 were 3% to 4% above April 2014 on a per-day basis, attributable to the tonnage growth partially offset by a decrease in total billed revenue per hundredweight, including the effect of lower fuel surcharges.

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

Total billed revenue per hundredweight, including fuel surcharge, increased 3.7% during the three-month period ended March 31, 2015 compared to the same prior-year period. The increase in the billed revenue per hundredweight measure reflects changes in business mix, with a higher proportion of LTL-rated business combined with strong pricing on truckload-rated shipments. In order to maintain consistent service levels to new and existing LTL customers, ABF Freight’s labor and equipment resources were strategically directed to a more favorable business mix which resulted in fewer spot truckload shipments during the current quarter. The billed revenue per hundredweight measure for the three months ended March 31, 2015 was also favorably impacted by the November 2014 and March 2014 general rate increases and improvements in contractual and deferred pricing, offset by lower fuel surcharge revenue as discussed further in the Fuel section of the ABF Freight Segment Overview. The revenue per hundredweight measure is discussed further in the ABF Freight Segment Results section of Results of Operations.

For the month of April 2015, total billed revenue per hundredweight, including fuel surcharge, decreased 1% to 2% below April 2014. While the pricing environment remains positive, lower fuel prices have resulted in lower fuel surcharge revenues compared to the prior-year period. Total billed revenue per hundredweight for April 2015 increased slightly from the first quarter 2015 measure and increased approximately 1% from March 2015, while the impact of lower fuel surcharges remained consistent between the periods. ABF Freight’s average nominal fuel surcharge rate for April 2015 declined 24% compared to April 2014. There can be no assurances that the current price trends will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first three months of 2015, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, which we have experienced since third quarter 2014, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight revised its standard fuel surcharge program effective February 4, 2015. The modified fuel surcharge scale, which was changed to increase the fuel surcharge rate at lower fuel prices, impacts approximately 40% of ABF Freight’s shipments and primarily affects noncontractual customers. Despite the revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s first quarter year-over-year revenue comparison was negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and health care benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s labor agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF Freight’s operating expenses as salaries, wages, and benefits, amounted to 63.1% of ABF Freight’s revenue for the three months ended March 31, 2015, compared to 60.9% for the same period of 2014. The increase as a percentage of revenue was influenced by the effect of lower fuel surcharges on ABF Freight’s revenues for the three months ended March 31, 2015.  Labor costs are discussed further in the ABF Freight Segment Results section of Results of Operations.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. Our nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. During recent recessionary economic conditions, competitors with lower labor cost structures reduced freight rates to gain market share.

ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. We expect the combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules to be crucial steps in more closely aligning ABF Freight’s labor cost structure with that of its competitors. However, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. In consideration of the impact of high multiemployer pension contribution rates, certain of the funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2014. These rate freezes impacted multiemployer pension plans to which ABF Freight made approximately 75% of its total multiemployer pension contributions for the year ended December 31, 2014.

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

Corporation for the suspension of certain benefits. Any actions taken by multiemployer pension plan trustees under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under its current contract with the IBT, and we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. However, management believes the Reform Act is a constructive step in addressing the complex funding issue facing multiemployer pension plans and their contributing employers.

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF Freight:

	Three Months Ended
	March 31
	2015	2014

ABF FREIGHT OPERATING EXPENSES

Salaries, wages, and benefits	63.1%	60.9%
Fuel, supplies, and expenses	17.9	21.2
Operating taxes and licenses	2.7	2.7
Insurance	1.3	1.2
Communications and utilities	0.9	1.0
Depreciation and amortization	3.9	3.8
Rents and purchased transportation	9.5	11.0
Pension settlement expense	0.2	0.7
Other	0.5	0.3
	100.0%	102.8%

ABF Freight Operating Income (Loss)	—	(2.8)%

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended
	March 31
	2015	2014	% Change

Workdays	62.5	63.0

Billed revenue(1) per hundredweight, including fuel surcharges	$28.06	$27.05	3.7%

Pounds	1,578,662,286	1,599,622,978	(1.3)%

Pounds per day	25,258,597	25,390,841	(0.5)%

Shipments per DSY(2) hour	0.451	0.452	(0.2)%

Pounds per DSY(2) hour	599.31	637.30	(6.0)%

Pounds per shipment	1,328	1,411	(5.9)%

Pounds per mile(3)	19.64	20.84	(5.8)%

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

(2)         Dock, street, and yard (“DSY”) measures are further discussed in ABF Freight’s Operating Expenses within this section of ABF Freight Segment Results. ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

(3)         Total pounds per mile is used by ABF Freight to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which rail service is used.

ABF Freight Revenues

ABF Freight’s revenues for the three months ended March 31, 2015 totaled $441.2 million compared to $428.9 million for the same period in 2014. On a per-day basis, ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) increased 3.2% for the three months ended March 31, 2015 compared to the same prior-year period, reflecting a 3.7% increase in total billed revenue per hundredweight, including lower fuel surcharges associated with decreased fuel prices, partially offset by a 0.5% decrease in tonnage per day.

The first quarter 2015 tonnage per day decrease of 0.5%, compared to the same period of 2014, reflects a significant reduction in spot truckload-rated shipments partially offset by growth in LTL-rated business as ABF Freight focused on service to its LTL customer base. The shift to a higher proportion of LTL business in first quarter 2015 versus first quarter 2014 resulted in a decrease of 5.9% in average weight per shipment and an increase of 4.9% in total shipments. The first quarter 2015 tonnage levels were also affected by winter weather that disrupted operations and decreased shipments; however, the weather-related disruptions in 2015 were not as severe as those experienced during first quarter 2014.

Effective November 3, 2014 and March 24, 2014 ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.4%, although the amounts vary by lane and shipment characteristics. For the three-month period ended March 31, 2015, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 5% compared to the same prior-year period.

The increase in total billed revenue per hundredweight for the three months ended March 31, 2015, compared to the same period of 2014, reflects changes in business mix, with a higher proportion of LTL-rated business combined with strong pricing on truckload-rated shipments, general rate increases, and improvements in contractual and deferred pricing agreements. Excluding changes in fuel surcharges, freight profile, and account mix, average pricing on ABF Freight’s traditional LTL business experienced a low- to mid-single digit percentage increase for the three-month period ended March 31, 2015, compared to the same period of 2014. The ABF Freight Overview section of Results of Operations includes additional information regarding the pricing environment and fuel surcharge revenue.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

ABF Freight Operating Income

ABF Freight’s operating income was breakeven for the three months ended March 31, 2015 compared to a $12.2 million operating loss in 2014. The first quarter 2015 operating ratio improvement of 2.8 percentage points was due primarily to increased revenues and a less severe effect of winter weather compared to first quarter 2014. ABF Freight’s operating results were also positively impacted by decreased usage of purchased transportation due to higher utilization of ABF Freight personnel and assets. Lower pension settlement expense related to the nonunion defined benefit pension plan, which totaled $0.8 million (pre-tax) for the three months ended March 31, 2015, compared to $2.9 million (pre-tax) for the same prior-year period, also contributed to ABF Freight’s improved operating results. However, the segment experienced a $0.9 million increase in costs due to unfavorable nonunion healthcare claims experience compared to same prior-year period. ABF Freight’s ability to further improve its operating ratio is impacted by managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) as well as securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses and costs of the ABF Freight segment as salaries, wages, and benefits, amounted to 63.1% and 60.9% of ABF Freight’s revenue for the three-month periods ended March 31, 2015 and 2014, respectively. The increase as a percentage of revenue was influenced by the effect on ABF Freight’s revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. Salaries, wages, and benefits costs totaled $278.4 million and $261.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase in labor costs reflects the previously discussed increase in nonunion healthcare costs and increased utilization of ABF Freight road drivers at higher wage and benefit rates due to annual contractual rate increases. The increased cost associated with utilization of ABF Freight employees was partially offset by declines in purchased transportation in the current year period. Under the ABF NMFA, the contractual wage rate increased 2.0% effective July 1, 2014 and, including the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Segment Overview section of Results of Operations, the health, welfare, and pension benefit rate increased an average of approximately 3.3% effective primarily on August 1, 2014.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight strives to maintain customer service. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs and continue to improve customer service levels. The productivity measures in the previous table, including a 0.2% decrease in shipments per DSY hour, a 6.0% decrease in pounds per DSY hour, and a 5.8% decrease in pounds per mile compared to the same prior-year period, reflect the impact of less experienced freight handling personnel which were hired in 2014 to manage increased tonnage levels. These measures were also impacted by a shift in business mix to a higher proportion of LTL-rated shipments than truckload-rated shipments. Dock productivity has improved in recent periods as newer dock employees become more experienced in freight handling. In addition to the ongoing efforts ABF Freight implemented in second quarter 2014 to improve productivity and reduce total labor hours to match available freight levels, better equipment utilization and efforts to improve trailer loadings are expected to directly impact linehaul productivity.

Fuel, supplies, and expenses as a percentage of revenue decreased 3.3% in first quarter 2015 compared to first quarter 2014, primarily due to a 39% decrease in ABF Freight’s average fuel price per gallon, excluding taxes.

Rents and purchased transportation as a percentage of revenue decreased 1.5% for the three months ended March 31, 2015, compared to the same period of 2014. The decrease was attributable to lower rail utilization, a decrease in utilization of other service providers and agents, as previously mentioned, and lower fuel surcharges associated with these purchased transportation services. Rail miles decreased to 13.8% of total linehaul miles for the three months ended March 31, 2015 compared to 14.8% for the same period in 2014. Rental expense for revenue equipment also decreased for the three months ended March 31, 2015, compared to the same prior-year period, reflecting improved equipment management and tractor and trailer purchases made during 2014.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Non-Asset-Based Reportable Operating Segments

The operations of our non-asset-based reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of our 2014 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or events used to measure changes in business levels. See descriptions of the non-asset-based operating segments in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2015, the combined revenues of our non-asset-based operating segments increased 16.0% to $183.7 million from $158.4 million for same prior-year period, accounting for approximately 29% and 27% of total revenues before other revenues and intercompany eliminations for the respective periods.

During the first quarter of 2015, we continued to invest in the strategic development of our non-asset-based operating segments with the acquisition of Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm. The investments we are making to grow our non-asset-based businesses are part of management’s long-term strategy to ensure we are well equipped to serve the changing marketplace by providing a comprehensive suite of transportation and logistics services.

Premium Logistics (Panther)

Panther revenues totaled $75.3 million and $72.2 million for the three months ended March 31, 2015 and 2014, respectively. The 4.2% increase in revenue was attributable to business from new customers and a higher level of shipments, partially offset by lower revenue per shipment. Panther generated operating income of $1.2 million and $3.4 million for the three months ended March 31, 2015 and 2014, respectively. The operating income decrease is primarily a result of unfavorable casualty and healthcare claims experienced during first quarter 2015, which increased operating expense by a combined $1.5 million over the prior-year period. An increase in available truckload capacity and softer demand for premium expedited services during the three-month period ended March 31, 2015, which has been attributed to fewer supply chain disruptions associated with less severe winter weather and changes in customers’ inventory management, negatively impacted margins compared to those achieved in the strong demand-driven prior-year period. Incremental investments in new personnel and infrastructure also contributed to the decline in operating income. Management anticipates that these investments will positively impact future operating results.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $42.5 million and $41.7 million for the three months ended March 31, 2015 and 2014, respectively. The 1.9% revenue growth primarily reflects improved pricing on slightly lower events associated with less severe winter weather experienced during first quarter 2015 compared to first quarter 2014. For the three months ended March 31, 2015, FleetNet’s operating income decreased to $1.2 million from $1.4 million in the same prior-year period due primarily to a $0.4 million increase in healthcare costs.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $47.4 million and $29.7 million for the three months ended March 31, 2015 and 2014, respectively. The 59.4% increase in revenues during the three months ended March 31, 2015 compared to the same period of 2014 primarily reflects increased truck brokerage business generated from an expanded customer base. First quarter 2015 also benefited from revenues contributed by the January 2015 Smart Lines Transportation Group, LLC acquisition. ABF Logistics generated operating income of $0.8 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in operating income was attributable to higher revenues in first quarter 2015, although the comparison relative to sales growth for the same period was negatively impacted by lower margins due to increased capacity in the truckload market and higher operating costs related to investments to support business growth, including productivity challenges associated with newly hired personnel. Management expects productivity to improve as personnel gain more experience and benefit from participation in training programs which were implemented in fourth quarter 2014.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $18.6 million and $14.8 million for the three months ended March 31, 2015 and 2014, respectively. The 25.9% revenue increase was primarily attributable to an increase in shipments for the three months ended March 31, 2015, compared to the same period of 2014. Operating loss of $0.4 million reported for the three months ended March 31, 2015 improved from $0.8 million for the same prior-year period, due to the impact of increased first quarter 2015 revenues.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the non-asset-based segments generated $6.6 million of EBITDA for the first quarter of 2015 compared to $7.9 million in the first quarter of 2014.

	Three Months Ended March 31
	2015			2014
	Operating	Depreciation		Operating	Depreciation
	Income	and		Income	and
	(Loss)(1)	Amortization	EBITDA	(Loss) (1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$1,195	$2,924	$4,119	$3,364	$2,737	$6,101
Emergency & Preventative Maintenance (FleetNet)	1,170	283	1,453	1,401	174	1,575
Transportation Management (ABF Logistics)	775	284	1,059	535	216	751
Household Goods Moving Services (ABF Moving)	(363)	350	(13)	(841)	349	(492)
Total non-asset-based segments	$2,777	$3,841	$6,618	$4,459	$3,476	$7,935

(1)         The calculation of EBITDA as presented in this table begins with operating income (loss), as other income (costs) and income taxes are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In addition, certain nonstandard arrangements with some of ABF Freight’s customers have limited the amount of fuel surcharge recovered. The timing and extent of base price increases on ABF Freight’s revenues may not correspond with contractual increases in wage and benefit rates and other inflationary increases in cost elements and, as a result, could adversely impact our operating results.

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will very likely be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. ABF Freight also continues to experience increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although ABF Freight’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during first quarter 2015, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to fully offset inflationary and contractual cost increases.

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

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, primarily for the ABF Freight and Panther segments, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If our assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the environmental matters to which we are subject and the reserves we currently have recorded in our consolidated financial statements for amounts related to such matters.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows; however, we are currently involved in certain environmental compliance matters and legal proceedings, as further described in Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for which the outcome and related financial impact cannot be determined at this time.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems consist of proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remain confidential, as it often includes competitive customer information, customer transaction data, employee records, and key financial and operational results and statistics. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Certain of our software applications or underlying data are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption insurance, which would offset losses up to certain coverage limits in the event of a catastrophe, would not specifically extend to losses arising from a cyber incident. A significant cyber incident, including system failure, security breach, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

Liquidity and Capital Resources

Our primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	March 31	December 31
	2015	2014
	(in thousands)

Cash and cash equivalents(1)	$166,022	$157,042
Short-term investments, FDIC-insured certificates of deposit	45,980	45,909
Total unrestricted	212,002	202,951
Restricted cash(2)	1,386	1,386
Total(3)	$213,388	$204,337

(1)         Cash equivalents consist of money market funds and variable rate demand notes.

(2)         Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see Financing Arrangements in this section of MD&A).

(3)         Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. Cash and cash equivalents totaling $84.7 million and $77.3 million were not FDIC insured at March 31, 2015 and December 31, 2014, respectively.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Unrestricted cash, cash equivalents, and short-term investments increased $9.1 million from December 31, 2014 to March 31, 2015. During the three months ended March 31, 2015, $35.0 million borrowed under the accounts receivable securitization program (further described in the following Financing Arrangements section) and cash provided by operations of $10.9 million were used to fund $15.6 million of capital expenditures net of proceeds from asset sales; repay $7.3 million of long-term debt on capital leases and notes payable; fund the acquisition of a privately-owned business for net cash consideration of $5.2 million; purchase $2.5 million of treasury stock; pay $2.0 million of bank overdrafts (representing checks issued that are later funded when cleared through banks); and pay dividends of $1.6 million on common stock. Cash provided by operating activities during the three months ended March 31, 2015 was $4.7 million above the same prior-year period, primarily due to improved operating performance.

Unrestricted cash, cash equivalents, and short-term investments decreased $9.6 million from December 31, 2013 to March 31, 2014. During the three months ended March 31, 2014, cash provided by operations of $6.2 million and cash, cash equivalents, and short-term investments on hand were used to fund $7.9 million of capital expenditures net of proceeds from asset sales; repay $7.8 million of long-term debt related to the Term Loan (which was refinanced with a revolving credit facility in January 2015 as further described in the following Financing Arrangements section), capital leases, and notes payable; and pay dividends of $0.8 million on common stock.

Financing Arrangements

Our financing arrangements are discussed further in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

On January 2, 2015, we entered into an agreement with our lenders to amend and restate our credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the prior $70.0 million outstanding Term Loan with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time without penalty subject to required notice periods and compliance with minimum prepayment amounts.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility previously discussed in this Financing Arrangements section, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, in January 2015, we began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of March 31, 2015. The fair value of the interest rate swap liability of $1.2 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively.

Accounts Receivable Securitization Program

On January 2, 2015, we entered into an amendment to extend the maturity date of our accounts receivable securitization program with PNC Bank until January 2, 2018. On February 1, 2015, we amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing us to request additional borrowings up to an aggregate amount of $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. In March 2015, we borrowed $35.0 million under the accounts receivable securitization program.

Our accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2015, standby letters of credit of $20.0 million have been issued under the program, which reduced the available borrowing capacity to $45.0 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2015, we had letters of credit outstanding of $22.0 million (including $20.0 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of March 31, 2015, surety bonds outstanding related to our self-insurance program totaled $44.7 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements for which the minimum principal payments are recorded in long-term debt. We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements for which the present values of net minimum lease payments are recorded in long-term debt. We did not enter into note payable agreements or capital leases during the three months ended March 31, 2015. We will consider utilizing promissory note and capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations consisting of authorizations to purchase and binding agreements with vendors relating to revenue equipment used in the operations of ABF Freight and Panther, other equipment, land and certain construction costs associated with our new corporate headquarters facility, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2015. These purchase obligations totaled $136.9 million as of March 31, 2015, with $126.5 million to be paid within the next year, and $8.8 million and $1.6 million to be paid in the each of the following two-year periods, respectively. Purchase obligations for revenue equipment, other equipment, and costs associated with our new corporate headquarters facility are included in our 2015 capital expenditure plan.

We have a contractual obligation to repay the $35.0 million borrowing on our accounts receivable securitization program that we incurred in March 2015, as previously disclosed in the Financing Arrangements section of Liquidity and Capital Resources. The scheduled maturities of the borrowings under our accounts receivable securitization program, as well as our other long-term debt obligations, as of March 31, 2015 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no other material changes in the contractual obligations disclosed in our 2014 Annual Report on Form 10-K during the three months ended March 31, 2015.

For 2015, our total net capital expenditures are estimated to be approximately $200.0 million. The 2015 estimated net capital expenditures include revenue equipment purchases of $110.0 million, primarily related to road and city tractors and trailers for ABF Freight’s operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $55.0 million are included in the estimate for our previously announced growth initiatives, including construction of a freight service center, call center facilities, and needed office buildings, a portion of which will replace leased space. The remainder of 2015 expected capital expenditures includes costs of other terminal capital expenditures (including dock/yard equipment) and technology across our businesses. We have the flexibility to adjust planned 2015 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $95.0 million to $100.0 million in 2015.

Based upon currently available actuarial information, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan for 2015 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $213.4 million at March 31, 2015. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. The amendments to our credit agreement and our accounts receivable securitization program executed in January and February of 2015 have increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates of our financing facilities. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition and other factors. On May 1, 2015, the Board of Directors declared a dividend of $0.06 per share payable to stockholders of record as of May 15, 2015.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. In February 2015, we used cash on hand to purchase 64,200 shares of our common stock for an aggregate cost of $2.5 million, leaving $15.7 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2015. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Payable

Accounts payable increased $11.3 million from December 31, 2014 to March 31, 2015, primarily due to increased business levels in March 2015 compared to December 2014 and the timing of payments.

Accrued Expenses

Accrued expenses decreased $17.9 million from December 31, 2014 to March 31, 2015, primarily due to payments made in first quarter 2015 for accrued compensation recorded at December 31, 2014.

Off-Balance Sheet Arrangements

At March 31, 2015, our off-balance sheet arrangements of $191.9 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for ABF Freight’s terminal facilities. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Income Taxes

Our effective tax rate was 18.3% for the three months ended March 31, 2015, compared to an effective tax benefit rate of 42.0% for the three months ended March 31, 2014.  The effective tax rates for the first quarters of 2015 and 2014 reflect benefits of 20.9% and 1.6%, respectively, from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states.

Our U.S. statutory tax rate is 35% and our average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2015 tax rate to vary significantly from the statutory rate.

At March 31, 2015, we had net deferred tax liabilities after valuation allowances of $25.8 million. Valuation allowances for deferred tax assets totaled $0.4 million and $0.3 million at March 31, 2015 and December 31, 2014, respectively. The $0.1 million increase primarily reflects the increase in the allowance relating to foreign net operating loss carryovers.  We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2015 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of March 31, 2015, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. We had taxable income in 2013 and 2014. Furthermore, in the event that we incur a loss for tax purposes, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if we so elect. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized. The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2015, financial reporting income exceeded the income determined under income tax law.  For the three months ended March 31, 2014, the financial reporting loss exceeded the loss determined under income tax rules.

We made $1.1 million of state and foreign tax payments during the three months ended March 31, 2015. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2014 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the three months ended March 31, 2015. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2014, the Financial Accounting Standards Board issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The new standard is currently required to be effective for us on January 1, 2017. We are evaluating the impact of the new standard on our consolidated financial statements.

Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including the accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on us. Although management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and management’s present expectations or projections. Important factors that could cause our actual results to differ materially from those in the forward-looking statements include, but are not limited to: costs of continuing investments in technology, a failure of our information systems and the impact of cyber incidents; disruptions or failures of services essential to the operation of our business or the use of information technology platforms in our business; governmental regulations and policies; litigation or claims asserted against us; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer pension plans; competitive initiatives, pricing pressures, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates and the inability to collect fuel surcharges; general economic conditions and related shifts in market demand that impact the performance and needs of industries served by our subsidiaries and/or limit our customers’ access to adequate financial resources; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; relationships with employees, including unions, and our ability to attract and retain employees and/or independent owner operators; availability of fuel; default on covenants of financing arrangements and the availability and terms of future financing arrangements; availability and cost of reliable third-party services; increased competition from freight transportation service providers outside the motor carrier freight transportation industry; timing and amount of capital expenditures, increased prices for and decreased availability of new revenue equipment and decreases in value of used revenue equipment; future costs of operating expenses such as maintenance and fuel and related taxes; self-insurance claims and insurance premium costs; environmental laws and regulations, including emissions-control regulations; potential impairment of goodwill and intangible assets; the impact of our brands and corporate reputation; the cost, timing and performance of growth initiatives; the cost, integration and performance of any future acquisitions; weather conditions; and other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission public filings.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

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

PART I. — continued

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of the our 2014 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our accounts receivable securitization program, which was amended and restated on February 1, 2015 to provide cash proceeds of up to $100.0 million with an accordion feature allowing us to request additional borrowings up to an aggregate amount of $25.0 million, subject to certain conditions. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part I, Item 2 of this Quarterly Report on Form 10-Q.

In March 2015, we borrowed $35.0 million under our accounts receivable securitization program. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing in January 2018.

The following table reflects the contractual maturity date and projected interest rates for the $35.0 million borrowing outstanding under the accounts receivable securitization as of March 31, 2015.

	Contractual Maturity Date				March 31
	Year Ended December 31				2015
					Carrying	Fair
	2015	2016	2017	2018(1)	Value	Value
	(in thousands, except interest rates)				(in thousands)

Accounts receivable securitization program	$—	$—	$—	$35,000	$35,000	$35,000
Projected interest rate	1.12%	1.69%	2.32%	2.54%

(1)         Represents principal due and projected interest rate at January 2018 maturity date.

Since December 31, 2014, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2014 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     Recent sales of unregistered securities.

None.

(b)     Use of proceeds from registered securities.

None.

(c)     Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase $75.0 million of its common stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. During the three months ended March 31, 2015, the Company purchased 64,200 shares of its common stock for an aggregate cost of $2.5 million. As of March 31, 2015, the Company has purchased 1,682,350 shares for an aggregate cost of $59.3 million, leaving $15.7 million available for repurchase under the program.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
	(in thousands, except share and per share data)
1/1/15 – 1/31/15	—	$—	—	$18,185
2/1/15 – 2/28/15	64,200	38.30	64,200	15,726
3/1/15 – 3/31/15	—	—	—	15,726
	64,200	38.30	64,200

(1)         Represents the weighted average price paid per common share including commission.

(2)         On January 23, 2003, the Company announced that the Board of Directors had authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program on July 28, 2005, for a total of $75.0 million authorized.

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

10.1

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

10.2

Third Amendment to the Receivables Loan Agreement, dated as of January 2, 2015, among ABF Freight Funding LLC, ABF Freight System, Inc., and PNC Bank, National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.3

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

PART II. — continued

OTHER INFORMATION

ARCBEST CORPORATION

ITEM 6. EXHIBITS - continued

10.4*#	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#                 Designates a compensation plan or arrangement for directors or executive officers.

*                 Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 8, 2015	/s/ Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Date: May 8, 2015	/s/ David R. Cobb
David R. Cobb
Vice President – Chief Financial Officer
and Principal Financial Officer