Form 10-Q
period 2015-06-30
ARCBEST CORP /DE/
filed 2015-08-07
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.01 par value	25,943,595 shares

ARCBEST CORPORATION

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2015	2014
	(Unaudited)
	(in thousands, except share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$192,016	$157,042
Short-term investments	53,836	45,909
Restricted cash	1,387	1,386
Accounts receivable, less allowances (2015 — $5,983; 2014 — $5,731)	245,039	228,056
Other accounts receivable, less allowances (2015 — $962; 2014 — $1,701)	7,083	6,582
Prepaid expenses	19,219	20,906
Deferred income taxes	35,661	40,220
Prepaid and refundable income taxes	2,592	9,920
Other	5,072	4,968
TOTAL CURRENT ASSETS	561,905	514,989

PROPERTY, PLANT AND EQUIPMENT
Land and structures	267,046	251,836
Revenue equipment	655,013	633,455
Service, office, and other equipment	137,296	136,145
Software	120,256	116,112
Leasehold improvements	24,649	24,377
	1,204,260	1,161,925
Less allowances for depreciation and amortization	779,813	752,075
PROPERTY, PLANT AND EQUIPMENT, net	424,447	409,850

GOODWILL	81,258	77,078

INTANGIBLE ASSETS, net	71,270	72,809

OTHER ASSETS	53,168	52,896
TOTAL ASSETS	$1,192,048	$1,127,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$147,781	$120,325
Income taxes payable	4,869	527
Accrued expenses	187,821	194,674
Current portion of long-term debt	24,024	25,256
TOTAL CURRENT LIABILITIES	364,495	340,782

LONG-TERM DEBT, less current portion	136,821	102,474
PENSION AND POSTRETIREMENT LIABILITIES	39,620	42,418
OTHER LIABILITIES	12,295	16,667
DEFERRED INCOME TAXES	59,613	64,398

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2015: 27,784,760 shares; 2014: 27,722,010 shares	278	277
Additional paid-in capital	307,268	303,045
Retained earnings	356,360	338,810
Treasury stock, at cost, 2015: 1,841,165 shares; 2014: 1,677,932 shares	(63,752)	(57,770)
Accumulated other comprehensive loss	(20,950)	(23,479)
TOTAL STOCKHOLDERS’ EQUITY	579,204	560,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,192,048	$1,127,622

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Unaudited)
	(in thousands, except share and per share data)

REVENUES	$696,115	$658,646	$1,309,391	$1,236,550

OPERATING EXPENSES	662,649	631,694	1,274,645	1,218,300

OPERATING INCOME	33,466	26,952	34,746	18,250

OTHER INCOME (COSTS)
Interest and dividend income	271	194	505	384
Interest and other related financing costs	(1,025)	(725)	(2,027)	(1,533)
Other, net	197	950	597	1,315
TOTAL OTHER INCOME (COSTS)	(557)	419	(925)	166

INCOME BEFORE INCOME TAXES	32,909	27,371	33,821	18,416

INCOME TAX PROVISION	12,942	10,163	13,109	6,401

NET INCOME	$19,967	$17,208	$20,712	$12,015

EARNINGS PER COMMON SHARE
Basic	$0.76	$0.63	$0.79	$0.44
Diluted	$0.74	$0.63	$0.77	$0.44

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,021,874	26,005,105	26,036,375	25,941,370
Diluted	26,593,451	26,005,105	26,592,615	25,942,046

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.03	$0.12	$0.06

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Unaudited)
	(in thousands, except share and per share data)

NET INCOME	$19,967	$17,208	$20,712	$12,015

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2015 — Three-month period $1,515, Six-month period $349; 2014 — Three-month period $116, Six-month period $3,488)	2,379	(181)	548	(5,477)
Pension settlement expense, net of tax of: (2015 — Three-month period $233, Six-month period $668; 2014 — Three-month period $353, Six-month period $1,789)	364	556	1,048	2,811
Amortization of unrecognized net periodic benefit costs, net of tax of: (2015 — Three-month period $396, Six-month period $796; 2014 — Three-month period $261, Six-month period $467)
Net actuarial loss	653	436	1,309	789
Prior service credit	(29)	(29)	(58)	(58)
Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of (2015 — Three-month period $158; Six- month period $77)	244	—	(120)	—
Change in foreign currency translation, net of tax of: (2015 — Three-month period $61; Six-month period $126; 2014 — Three-month period $65, Six-month period $41)	97	101	(198)	64

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	3,708	883	2,529	(1,871)

TOTAL COMPREHENSIVE INCOME	$23,675	$18,091	$23,241	$10,144

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)

Balances at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883
Net income				20,712				20,712
Other comprehensive income, net of tax							2,529	2,529
Issuance of common stock under share-based compensation plans	63	1	(1)					—
Tax effect of share-based compensation plans			(9)					(9)
Share-based compensation expense			4,233					4,233
Purchase of treasury stock					163	(5,982)		(5,982)
Dividends declared on common stock				(3,162)				(3,162)
Balances at June 30, 2015	27,785	$278	$307,268	$356,360	1,841	$(63,752)	$(20,950)	$579,204

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2015	2014
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$20,712	$12,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,630	39,540
Amortization of intangibles	2,218	2,137
Pension settlement expense	1,716	4,600
Share-based compensation expense	4,233	3,668
Provision for losses on accounts receivable	627	1,032
Deferred income tax benefit	(2,559)	(2,358)
Gain on sale of property and equipment	(1,049)	(249)
Changes in operating assets and liabilities:
Receivables	(16,560)	(34,888)
Prepaid expenses	1,691	1,383
Other assets	385	(1,482)
Income taxes	12,306	2,226
Accounts payable, accrued expenses, and other liabilities	8,316	30,019
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,666	57,643

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(34,205)	(15,570)
Proceeds from sale of property and equipment	2,690	1,241
Purchases of short-term investments	(10,780)	(2,967)
Proceeds from sale of short-term investments	2,967	2,940
Business acquisitions, net of cash acquired	(5,219)	(2,663)
Capitalization of internally developed software	(4,099)	(3,859)
NET CASH USED IN INVESTING ACTIVITIES	(48,646)	(20,878)

FINANCING ACTIVITIES
Borrowings under credit facilities	70,000	—
Borrowings under accounts receivable securitization program	35,000	—
Payments on long-term debt	(84,555)	(16,528)
Net change in book overdrafts	(1,522)	3,602
Net change in restricted cash	(1)	517
Deferred financing costs	(824)	(61)
Payment of common stock dividends	(3,162)	(1,635)
Purchase of treasury stock	(5,982)	—
Proceeds from the exercise of stock options	—	1,136
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,954	(12,969)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,974	23,796
Cash and cash equivalents at beginning of period	157,042	105,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$192,016	$129,150

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$8,972	$6,869
Equipment financed	$12,670	$22,842

See notes to consolidated financial statements.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A — ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

ArcBest CorporationSM (the “Company”) is the parent holding company of businesses providing freight transportation services and logistics solutions. The Company’s principal operations are conducted through its Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. The Company’s other reportable operating segments are the following asset-light logistics businesses: Premium Logistics (Panther), Emergency & Preventative Maintenance (FleetNet), Transportation Management (ABF LogisticsSM), and Household Goods Moving Services (ABF MovingSM). References to the Company in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

ABF Freight represented approximately 71% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2015. As of June 2015, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable contribution rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3, 2013 wage rate reduction and the August 1, 2013 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

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

Certain reclassifications have been made to the prior year’s consolidated balance sheet to conform to the current year presentation. Book overdrafts (which represent checks issued that are later funded when cleared through banks) previously reported in a separate line on the consolidated balance sheets titled “Bank overdraft and drafts payable” have been reclassified to “Accounts payable.” There was no impact on total current liabilities as a result of the reclassification.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (FASB ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. In July 2015, the FASB announced its decision to defer the effective date of the new standard for one year, making the standard effective for the Company on January 1, 2018. The Company is evaluating the impact of the new standard on the consolidated financial statements.

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

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on the Company’s financial statements, including accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE B — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	June 30	December 31
	2015	2014
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$138,441	$99,615
Variable rate demand notes(1)(2)	14,972	16,326
Money market funds(3)	38,603	41,101
	$192,016	$157,042
Short-term investments
Certificates of deposit(1)	$53,836	$45,909
Restricted cash(4)
Cash deposits(1)	$1,387	$1,386

(1)             Recorded at cost plus accrued interest, which approximates fair value.

(2)             Amounts may be redeemed on a daily basis with the original issuer.

(3)             Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).

(4)             Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s financial instruments in other long-term assets are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year.  However, certain cash deposits and certificates of deposit may exceed federally insured limits. Cash and cash equivalents totaling $75.9 million and $77.3 million were not FDIC insured at June 30, 2015 and December 31, 2014, respectively.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2015		2014
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Credit Facility(1)	$70,000	$70,000	$—	$—
Term Loan(2)	—	—	70,000	70,000
Accounts receivable securitization borrowings(3)	35,000	35,000	—	—
Notes payable(4)	54,959	54,894	56,759	56,743
	$159,959	$159,894	$126,759	$126,743

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

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	June 30	December 31
	2015	2014
	(in thousands)
Assets:
Money market funds(1)(3)	$38,603	$41,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,091	2,968
	$40,694	$44,069
Liabilities:
Interest rate swap(4)	$773	$576

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

(4)             Included in other long-term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 of the fair value hierarchy) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty (Level 3 of the fair value hierarchy). The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2015 and December 31, 2014 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE C — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF	ABF
	Total	Panther	Moving	Logistics	FleetNet	Other
	(in thousands)

Balances at December 31, 2014	$77,078	$71,096	$5,352	$—	$630	$—
Goodwill acquired(1)	4,180	—	—	3,476	—	704
Balances at June 30, 2015	$81,258	$71,096	$5,352	$3,476	$630	$704

(1)             Goodwill related to the acquisition of Smart Lines Transportation Group, LLC is expected to be fully deductible for tax purposes. The fair value assessment of assets and liabilities acquired with this business was based on preliminary information as of June 30, 2015.

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014:

	Weighted
	Average	June 30, 2015			December 31, 2014
	Amortization		Accumulated	Net		Accumulated	Net
	Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)		(in thousands)			(in thousands)

Finite-lived intangible assets
Customer relationships	14	$44,921	$9,622	$35,299	$44,242	$7,971	$36,271
Driver network	3	3,200	3,200	—	3,200	2,711	489
Other	8	1,032	183	849	1,032	105	927
	13	49,153	13,005	36,148	48,474	10,787	37,687
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$84,275	$13,005	$71,270	$83,596	$10,787	$72,809

Amortization expense on intangible assets totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3.0 million and $4.0 million per year for the years ended December 31, 2015 through 2019.

NOTE D — INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and six months ended June 30, 2015 was 39.3% and 38.8%, respectively. The effective tax rate for the three and six months ended June 30, 2014 was 37.1% and 34.8%, respectively. The tax rates for the first six months of 2015 and 2014 reflect a benefit of 0.6% and 0.8%, respectively, from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states. The tax rates for the three- and six-month periods ended June 30, 2014 also reflect a 2.4% and 3.8% benefit, respectively, from the reversal of the valuation allowance on foreign tax credit carryovers.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

In addition to the adjustment to deferred tax liabilities for state tax rate changes, in the first six months of 2015 and 2014, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. For the first six months of 2014, the effective tax rate was also affected by changes in valuation allowances for deferred tax assets.

As of June 30, 2015, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2015 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

During the six months ended June 30, 2015, the Company paid state and foreign income taxes of $2.9 million. During the six months ended June 30, 2014, the Company paid federal, state, and foreign taxes of $6.0 million. During the six months ended June 30, 2015 and 2014, the Company received refunds of $0.1 million and $2.0 million, respectively, of federal and state income taxes that were paid in prior years, primarily from loss carryovers.

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

	June 30	December 31
	2015	2014
	(in thousands)

Credit Facility (interest rate of 1.4% at June 30, 2015)	$70,000	$—
Term Loan(1)	—	70,000
Accounts receivable securitization borrowings (interest rate of 1.0% at June 30, 2015)	35,000	—
Notes payable (weighted average interest rate of 1.9% at June 30, 2015)	54,959	56,759
Capital lease obligations (weighted average interest rate of 5.8% at June 30, 2015)	886	971
	160,845	127,730
Less current portion	24,024	25,256
Long-term debt, less current portion	$136,821	$102,474

(1)             The Term Loan was converted to the Credit Facility on January 2, 2015.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Scheduled maturities of long-term debt obligations as of June 30, 2015 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)

Due in one year or less	$26,506	$1,175	$436	$24,684	$211
Due after one year through two years	25,901	1,685	692	23,308	216
Due after two years through three years	45,853	2,136	35,444	8,051	222
Due after three years through four years	2,896	2,469	—	198	229
Due after four years through five years	71,483	71,347	—	—	136
Total payments	172,639	78,812	36,572	56,241	1,014
Less amounts representing interest	11,794	8,812	1,572	1,282	128
Long-term debt	$160,845	$70,000	$35,000	$54,959	$886

(1)             The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(2)             Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	June 30	December 31
	2015	2014
	(in thousands)
Revenue equipment	$98,841	$88,591
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	255	255
Total assets securing notes payable or held under capital leases	100,890	90,640
Less accumulated depreciation and amortization(1)	33,533	26,305
Net assets securing notes payable or held under capital leases	$67,357	$64,335

(1)             Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the Company’s credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the $70.0 million Term Loan, which was outstanding under the credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at June 30, 2015.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of June 30, 2015. The fair value of the interest rate swap of $0.8 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity, and the change in the unrealized loss on the interest rate swap for the three and six months ended June 30, 2015 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at June 30, 2015.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program with PNC Bank until January 2, 2018.  On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2015, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of June 30, 2015.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2015, standby letters of credit of $20.4 million have been issued under the program, which reduced the available borrowing capacity to $44.6 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2015, the Company had letters of credit outstanding of $22.3 million (including $20.4 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2015, surety bonds outstanding related to the self-insurance program totaled $45.0 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $12.7 million of revenue equipment during the three and six months ended June 30, 2015. The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements, but did not enter into such agreements in the six months ended June 30, 2015.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

ABF Freight financed the purchase of an additional $17.2 million of revenue equipment through promissory note arrangements during July 2015.

NOTE F — PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)

Service cost	$—	$—	$—	$—	$102	$70
Interest cost	1,223	1,522	30	49	229	197
Expected return on plan assets	(2,359)	(2,605)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(48)	(48)
Pension settlement expense	597	909	—	—	—	—
Amortization of net actuarial loss	815	636	40	57	213	23
Net periodic benefit cost	$276	$462	$70	$106	$496	$242

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)

Service cost	$—	$—	$—	$—	$203	$140
Interest cost	2,543	3,242	61	98	457	394
Expected return on plan assets	(4,761)	(5,436)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(95)	(95)
Pension settlement expense	1,716	4,600	—	—	—	—
Amortization of net actuarial loss	1,636	1,134	80	113	426	46
Net periodic benefit cost	$1,134	$3,540	$141	$211	$991	$485

Nonunion Defined Benefit Pension Plan

The Company’s nonunion defined benefit pension plan covers substantially all noncontractual employees hired before January 1, 2006. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits have not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of the Company’s nonunion defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate.

In consideration of the freeze of the accrual of benefits, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The Company recognized pension settlement expense as a component of net periodic benefit cost for the three and six months ended June 30, 2014 of $0.9 million (pre-tax), or $0.6 million (after-tax), and $4.6 million (pre-tax), or $2.8 million (after-tax), respectively, related to the $25.4 million nonparticipating annuity contract purchased in first quarter 2014 and to lump-sum distributions which amounted to $8.4 million and $22.5 million for the three and six months ended June 30, 2014, respectively.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company recognized total settlement expense as a component of net periodic benefit cost for the three and six months ended June 30, 2015 of $0.6 million (pre-tax), or $0.4 million (after-tax), and $1.7 million (pre-tax), or $1.0 million (after-tax), respectively, related to lump-sum distributions which amounted to $4.8 million and $12.4 million for the three and six months ended June 30, 2015, respectively. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2015.

The following table discloses the changes in the projected benefit obligation (the “PBO”) and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2015:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in projected benefit obligation
Projected benefit obligation at December 31, 2014	$174,410
Interest cost	2,543
Actuarial gain(1)	(1,971)
Benefits paid	(12,562)
Projected benefit obligation at June 30, 2015	162,420
Change in plan assets
Fair value of plan assets at December 31, 2014	158,265
Actual return on plan assets	3,687
Employer contributions	50
Benefits paid	(12,562)
Fair value of plan assets at June 30, 2015	149,440
Funded status at June 30, 2015(2)	$(12,980)
Accumulated benefit obligation	$162,420

(1)             Actuarial (gain)/loss from remeasurement upon settlements was primarily impacted by changes in the discount rate since the previous remeasurement date. The discount rates used to remeasure the PBO upon settlement were 3.5%, 3.0%, and 3.2% at the June 30, 2015, March 31, 2015, and December 31, 2014 measurement dates, respectively.

(2)             Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2015.

Based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2015. The plan has a revised adjusted funding target attainment percentage (“AFTAP”) of 108.5% as of the January 1, 2015 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

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

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Plan, was 48.4% as of January 1, 2014. ABF Freight received an Actuarial Status Certification for the Central States Pension Plan dated March 31, 2015, in which the plan’s actuary certified that, as of January 1, 2015, the plan was in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

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

NOTE G — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	June 30	December 31
	2015	2014
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(25,480)	$(30,140)
Interest rate swap	(773)	(576)
Foreign currency translation	(1,540)	(1,216)
	$(27,793)	$(31,932)
After-tax amounts:
Unrecognized net periodic benefit costs	$(19,540)	$(22,387)
Interest rate swap	(470)	(350)
Foreign currency translation	(940)	(742)
	$(20,950)	$(23,479)

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2015 and 2014:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)

Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)
Other comprehensive income (loss) before reclassifications	230	548	(120)	(198)
Amounts reclassified from accumulated other comprehensive loss	2,299	2,299	—	—
Net current-period other comprehensive income (loss)	2,529	2,847	(120)	(198)
Balances at June 30, 2015	$(20,950)	$(19,540)	$(470)	$(940)
Balances at December 31, 2013	$(14,912)	$(14,386)	$—	$(526)
Other comprehensive income (loss) before reclassifications	(5,413)	(5,477)	—	64
Amounts reclassified from accumulated other comprehensive loss	3,542	3,542	—	—
Net current-period other comprehensive income (loss)	(1,871)	(1,935)	—	64
Balances at June 30, 2014	$(16,783)	$(16,321)	$—	$(462)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the six months ended June 30:

	Six Months Ended June 30
	2015	2014
	(in thousands)
Unrecognized Net Periodic Benefit Costs(1)(2)
Amortization of net actuarial loss	$(2,142)	$(1,293)
Amortization of prior service credit	95	95
Pension settlement expense	(1,716)	(4,600)
Total, pre-tax	(3,763)	(5,798)
Tax benefit	1,464	2,256
Total, net of tax	$(2,299)	$(3,542)

(1)             Amounts in parentheses indicate increases in expense or loss.

(2)             These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2015		2014
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.06	$1,584	$0.03	$819
Second quarter	$0.06	$1,578	$0.03	$816

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

On July 28, 2015, the Company’s Board of Directors declared a dividend of $0.06 per share payable to stockholders of record as of August 11, 2015.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2014, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million. During the six months ended June 30, 2015, the Company purchased 163,233 shares of its common stock for an aggregate cost of $6.0 million, leaving $12.2 million available for repurchase under the current buyback program.

NOTE H — SHARE-BASED COMPENSATION

Stock Awards

As of June 30, 2015, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units
Outstanding — January 1, 2015	1,368,880
Granted	261,460
Vested	(78,750)
Forfeited	(8,560)
Outstanding — June 30, 2015	1,543,030

The RSUs granted during the period had a weighted-average grant date fair value of $35.65 per share.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

NOTE I — EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$19,967	$17,208	$20,712	$12,015
Effect of unvested restricted stock unit awards	(207)	(848)	(231)	(602)
Adjusted net income	$19,760	$16,360	$20,481	$11,413
Denominator:
Weighted-average shares	26,021,874	26,005,105	26,036,375	25,941,370
Earnings per common share	$0.76	$0.63	$0.79	$0.44
Diluted
Numerator:
Net income	$19,967	$17,208	$20,712	$12,015
Effect of unvested restricted stock unit awards	(203)	(848)	(227)	(602)
Adjusted net income	$19,764	$16,360	$20,485	$11,413
Denominator:
Weighted-average shares	26,021,874	26,005,105	26,036,375	25,941,370
Effect of dilutive securities	571,577	—	556,240	676
Adjusted weighted-average shares and assumed conversions	26,593,451	26,005,105	26,592,615	25,942,046
Earnings per common share	$0.74	$0.63	$0.77	$0.44

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights and, therefore, the RSUs granted in 2015 are not participating securities. For the three and six months ended June 30, 2015, outstanding stock awards of 0.2 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share. For the three and six months ended June 30, 2014, outstanding stock awards of 0.7 million and 0.8 million, respectively, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company’s reportable operating segments are as follows:

•                  Freight Transportation (ABF Freight), the Company’s principal operating segment, includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The operations of ABF Freight include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. Revenue and expense for freight transportation related to consumer household goods self-move services provided by ABF Freight are reported in the ABF Freight operating segment and certain support costs related to these services are allocated to ABF Freight from the ABF Moving operating segment.

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

•                  Premium Logistics (Panther) provides expedited freight transportation services to commercial and government customers and offers premium logistics services that include the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the ABF Freight and ABF Logistics operating segments.

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

Emergency roadside services events of the FleetNet segment are favorably impacted by adverse weather conditions that affect commercial vehicle operations and the segment’s results of operations will be influenced by seasonal variations in service event volume.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

•                  Household Goods Moving Services (ABF Moving) includes the results of operations of the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight operating segment.

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The following tables reflect reportable operating segment information for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$504,371	$492,857	$945,578	$921,728
Premium Logistics (Panther)	80,271	81,425	155,563	153,651
Emergency & Preventative Maintenance (FleetNet)	42,015	38,307	84,504	80,006
Transportation Management (ABF Logistics)	50,419	35,493	97,791	65,210
Household Goods Moving Services (ABF Moving)	32,225	22,855	50,793	37,605
Other and eliminations	(13,186)	(12,291)	(24,838)	(21,650)
Total consolidated revenues	$696,115	$658,646	$1,309,391	$1,236,550
OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$301,639	$279,372	$580,010	$540,527
Fuel, supplies, and expenses	79,647	93,277	158,673	184,067
Operating taxes and licenses	12,322	11,770	24,318	23,263
Insurance	6,267	5,966	12,052	11,361
Communications and utilities	3,766	3,731	7,751	7,973
Depreciation and amortization	18,286	16,841	35,686	33,178
Rents and purchased transportation	52,380	55,549	94,224	102,969
Gain on sale of property and equipment	(594)	(40)	(838)	(243)
Pension settlement expense(1)	448	708	1,288	3,598
Other	2,118	2,848	4,279	4,382
Total Freight Transportation (ABF Freight)	476,279	470,022	917,443	911,075
Premium Logistics (Panther)
Purchased transportation	58,510	60,185	114,554	114,759
Depreciation and amortization(2)	2,939	2,838	5,863	5,574
Salaries, benefits, insurance, and other	13,984	14,044	29,113	25,596
Total Premium Logistics (Panther)	75,433	77,067	149,530	145,929
Emergency & Preventative Maintenance (FleetNet)	40,998	37,607	82,317	77,905
Transportation Management (ABF Logistics)	48,611	34,639	95,208	63,821
Household Goods Moving Services (ABF Moving)	30,228	22,232	49,159	37,823
Other and eliminations(1)	(8,900)	(9,873)	(19,012)	(18,253)
Total consolidated operating expenses	$662,649	$631,694	$1,274,645	$1,218,300

(1)             Pension settlement expense totaled $0.6 million (pre-tax) and $0.9 million (pre-tax) on a consolidated basis for the three months ended June 30, 2015 and 2014, respectively, of which $0.4 million and $0.7 million was reported by ABF Freight, $0.1 million and $0.2 million was reported in Other and eliminations, and less than $0.1 million was reported by the asset-light logistics operating segments, for the respective periods. Pension settlement expense totaled $1.7 million (pre-tax) and $4.6 million (pre-tax) on a consolidated basis for the six months ended June 30, 2015 and 2014, respectively, of which $1.3 million and $3.6 million was reported by ABF Freight, $0.3 million and $0.9 million was reported in Other and eliminations, and $0.1 million was reported by the asset-light logistics operating segments, for the respective periods.

(2)             Depreciation and amortization consists primarily of amortization of intangibles, including customer relationships and software associated with the June 15, 2012 acquisition of Panther.

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands)
OPERATING INCOME
Freight Transportation (ABF Freight)	$28,092	$22,835	$28,135	$10,653
Premium Logistics (Panther)	4,838	4,358	6,033	7,722
Emergency & Preventative Maintenance (FleetNet)	1,017	700	2,187	2,101
Transportation Management (ABF Logistics)	1,808	854	2,583	1,389
Household Goods Moving Services (ABF Moving)	1,997	623	1,634	(218)
Other and eliminations	(4,286)	(2,418)	(5,826)	(3,397)
Total consolidated operating income	$33,466	$26,952	$34,746	$18,250
OTHER INCOME (COSTS)
Interest and dividend income	$271	$194	$505	$384
Interest and other related financing costs	(1,025)	(725)	(2,027)	(1,533)
Other, net	197	950	597	1,315
Total other income (costs)	(557)	419	(925)	166
INCOME BEFORE INCOME TAXES	$32,909	$27,371	$33,821	$18,416

The following table presents operating expenses by category on a consolidated basis for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$332,510	$305,977	$639,426	$592,778
Rents, purchased transportation, and other costs of services	200,619	184,179	378,585	348,305
Fuel, supplies, and expenses	78,127	91,291	154,029	180,064
Depreciation and amortization	22,616	21,224	44,848	41,677
Other	28,777	29,023	57,757	55,476
	$662,649	$631,694	$1,274,645	$1,218,300

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

ARCBEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — continued

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurances in this regard.

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (the “CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site by Company representatives, it is unlikely that this matter will result in any requirement for remediation of contaminants. The litigation is in the early stages and it is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight. Therefore, no liability has been established at June 30, 2015 in connection with this matter.

ABF Freight received a similar Notice of Intent to Sue from another citizens group in December 2014 alleging CWA violations at its Brooklyn, New York branch. During the investigation of the allegations contained in the Notice of Intent to Sue, it was determined that the operations at the Brooklyn site were being conducted in a manner protected from storm water and, as a result, the site qualified for exemption from the permitting requirements of the Clean Water Act under a procedure known as “no exposure certification” (“NEC”). In December 2014, ABF Freight made an NEC filing with the New York State Department of Environmental Conservation covering the Brooklyn facility. During first quarter 2015, the citizens group filed suit against ABF Freight in the United States District Court for the Eastern District of New York asserting the violations of the CWA that were identified in the Notice of Intent to Sue and contesting the validity of the NEC filing. The lawsuit is in the early stages and it is not possible to assess potential damages or make an assessment of the probability of future losses at this time. Therefore, no liability has been established at June 30, 2015 in connection with this matter.

At June 30, 2015 and December 31, 2014, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.8 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Legal Proceedings

Trademark Infringement

On December 23, 2014, Jaguar Land Rover Limited filed suit against Panther in the Northern District of Ohio under various causes of action, collectively falling under a trademark infringement claim. Panther believes the claim is without merit and will vigorously defend itself against this claim. The litigation process is in the early stages; therefore, it is not possible to determine the likelihood of loss or the amount of any damages that could be assessed against Panther in this matter. Therefore, no liability has been established in connection with this matter as of June 30, 2015.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest CorporationSM (the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and logistics solutions. Our principal operations are conducted through our Freight Transportation (ABF FreightSM) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments are the following asset-light logistics (formerly referred to as “non-asset-based”) businesses: Premium Logistics (Panther); Emergency & Preventative Maintenance (FleetNet); Transportation Management (ABF LogisticsSM); and Household Goods Moving Services (ABF MovingSM). (See additional segment description in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

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

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$504,371	$492,857	$945,578	$921,728
Premium Logistics (Panther)	80,271	81,425	155,563	153,651
Emergency & Preventative Maintenance (FleetNet)	42,015	38,307	84,504	80,006
Transportation Management (ABF Logistics)	50,419	35,493	97,791	65,210
Household Goods Moving Services (ABF Moving)	32,225	22,855	50,793	37,605
Other and eliminations	(13,186)	(12,291)	(24,838)	(21,650)
Total consolidated revenues	$696,115	$658,646	$1,309,391	$1,236,550
OPERATING INCOME
Freight Transportation (ABF Freight)	$28,092	$22,835	$28,135	$10,653
Premium Logistics (Panther)	4,838	4,358	6,033	7,722
Emergency & Preventative Maintenance (FleetNet)	1,017	700	2,187	2,101
Transportation Management (ABF Logistics)	1,808	854	2,583	1,389
Household Goods Moving Services (ABF Moving)	1,997	623	1,634	(218)
Other and eliminations	(4,286)	(2,418)	(5,826)	(3,397)
Total consolidated operating income	$33,466	$26,952	$34,746	$18,250
NET INCOME	$19,967	$17,208	$20,712	$12,015
DILUTED EARNINGS PER SHARE	$0.74	$0.63	$0.77	$0.44

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Our consolidated revenues for the three and six months ended June 30, 2015 increased 5.7% and 5.9%, respectively, compared to the same prior-year periods. On a combined basis, revenues of our asset-light logistics operating segments grew 15.1% and 15.5% for the three and six months ended June 30, 2015, respectively, above the same periods of 2014 on increased business volumes due, in part, to more comprehensive customer services being offered across our consolidated enterprise and to the revenues resulting from the January 2015 acquisition of Smart Lines Transportation Group, LLC. Total asset-light logistics operating segments generated approximately 29% of total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2015. ABF Freight (asset-based business) revenues increased 2.3% and 3.0% on a per day basis in the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014, due to tonnage growth and improved yield, as measured by billed revenue per hundredweight, despite the impact of lower fuel surcharges associated with decreased fuel prices.

Our consolidated operating results for the three and six months ended June 30, 2015 were significantly improved versus the comparable prior-year periods, influenced by higher revenues and improved margins. The consolidated operating income, net income, and per share amounts for the three and six months ended June 30, 2015 and 2014 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

Consolidated operating results were also impacted by an increase in healthcare claims costs for the three and six months ended June 30 2015, compared to the same prior-year periods. Consolidated nonunion healthcare costs increased $2.6 million and $5.4 million for the three and six months ended June 30, 2015, respectively, over the same periods of 2014 due to an increase in severity of claims. These costs were partially offset by a decrease in other nonunion benefit costs including lower pension settlement charges related to our nonunion defined benefit pension plan.

Consolidated pension settlement expense was $0.6 million and $1.7 million (pre-tax), or $0.4 million and $1.0 million (after-tax) and $0.01 and $0.04 per share, for the three and six months ended June 30, 2015, respectively, compared to $0.9 million and $4.6 million (pre-tax), or $0.6 million and $2.8 million (after-tax) and $0.02 and $0.11 per share, for the same respective prior-year periods. We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

For the three and six months ended June 30, 2015, the “Other and eliminations” line of operating income includes additional investments in enterprise customer solutions to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. This initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact. We estimate that quarterly costs associated with this initiative and the related impact on the “Other and eliminations” costs in the second half of 2015 will be comparable to the second quarter level.

In addition to the above items, the comparisons of consolidated net income and earnings per share for the three and six months ended June 30, 2015, versus the same periods of 2014, were impacted by lower income from changes in the cash surrender value of life insurance policies and higher effective tax rates in the 2015 periods. A portion of our cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Changes in the cash surrender value and proceeds from life insurance policies were lower by $0.03 per share in the three- and six-month periods ended June 30, 2015, compared to the same periods of 2014. Our effective tax rate was 39.3% and 38.8% for the three and six months ended June 30, 2015, respectively, and 37.1% and 34.8% for the three and six months ended June 30, 2014, respectively, as further described in the Income Taxes section of MD&A.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands)
CONSOLIDATED ADJUSTED EBITDA
Net income	$19,967	$17,208	$20,712	$12,015
Interest and other related financing costs	1,025	725	2,027	1,533
Income tax provision	12,942	10,163	13,109	6,401
Depreciation and amortization	22,617	21,225	44,848	41,677
Amortization of share-based compensation	2,586	2,100	4,233	3,668
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,665	1,625	3,858	5,893
Adjusted EBITDA	$60,802	$53,046	$88,787	$71,187

Adjusted EBITDA is a primary component of the financial covenants contained in our Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management believes Adjusted EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance and ability to service debt obligations. However, this financial measure should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under generally accepted accounting principles (“GAAP”). Other companies may calculate EBITDA differently; therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Freight Transportation (ABF Freight) Operating Segment Overview

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

ABF Freight represented approximately 71% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2015. As of June 2015, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Applicable contribution rate increases for these plans were applied retroactively to August 1, 2013. The estimated net effect of the November 3 wage rate reduction and the August 1 benefit rate increase was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA in 2013. The combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis through the end of the agreement in 2018.

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

Tonnage

The level of tonnage managed by ABF Freight is directly affected by industrial production and manufacturing, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. ABF Freight’s operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. ABF Freight actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to its services and those of our asset-light logistics operating segments in order to respond with customized solutions.

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

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. ABF Freight charges a fuel surcharge based on changes in diesel fuel prices compared to a national index. Although revenues from fuel surcharges generally more than offset direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF Freight cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF Freight’s overall rate structure or the total price that ABF Freight will receive from its customers. While the fuel surcharge is one of several components in ABF Freight’s overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first six months of 2015, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

In periods of declining fuel prices, which we have experienced since third quarter 2014, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight revised its standard fuel surcharge program effective February 4, 2015. The modified fuel surcharge scale, which was changed to increase the fuel surcharge rate at lower fuel prices, impacts approximately 40% of ABF Freight’s shipments and primarily affects noncontractual customers. Despite the revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s year-over-year revenue comparisons for the three and six months ended June 30, 2015 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and healthcare benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s labor agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. These costs, which are reported in ABF Freight’s operating expenses as salaries, wages, and benefits, amounted to 59.8% and 61.3% of ABF Freight’s revenue for the three and six months ended June 30, 2015, respectively, compared to 56.7% and 58.6% for the same respective periods of 2014. The year-over-year increases as a percentage of revenue were influenced by the effect of lower fuel surcharges on ABF Freight’s revenues for the three and six months ended June 30, 2015. Labor costs are discussed further in the ABF Freight Operating Segment Results section of Results of Operations.

ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. We expect the combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules to be crucial factors in more closely aligning ABF Freight’s labor cost structure with that of its competitors. However, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. In consideration of the impact of high multiemployer pension contribution rates, certain of the funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2014. These rate freezes impacted multiemployer pension plans to which ABF Freight made approximately 75% of its total multiemployer pension contributions for the year ended December 31, 2014.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Operating Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
ABF Freight Operating Expenses
Salaries, wages, and benefits	59.8%	56.7%	61.3%	58.6%
Fuel, supplies, and expenses	15.8	18.9	16.8	20.0
Operating taxes and licenses	2.4	2.4	2.6	2.5
Insurance	1.2	1.2	1.3	1.2
Communications and utilities	0.8	0.8	0.8	0.9
Depreciation and amortization	3.6	3.4	3.8	3.6
Rents and purchased transportation	10.4	11.3	10.0	11.2
Gain on sale of property and equipment	(0.1)	—	(0.1)	—
Pension settlement expense	0.1	0.1	0.1	0.4
Other	0.4	0.6	0.4	0.4
	94.4%	95.4%	97.0%	98.8%
ABF Freight Operating Income	5.6%	4.6%	3.0%	1.2%

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2015	2014	% Change	2015	2014	% Change
Workdays	63.5	63.5		126.0	126.5
Billed revenue(1) per hundredweight, including fuel surcharges	$29.04	$28.91	0.4%	$28.57	$28.01	2.0%
Pounds	1,748,660,035	1,715,783,493	1.9%	3,327,322,321	3,315,406,471	0.4%
Pounds per day	27,537,953	27,020,212	1.9%	26,407,320	26,208,747	0.8%
Shipments per day	20,765	19,869	4.5%	19,900	18,933	5.1%
Shipments per DSY(2) hour	0.458	0.460	(0.4)%	0.455	0.456	(0.2)%
Pounds per DSY(2) hour	606.96	625.24	(2.9)%	603.31	631.00	(4.4)%
Pounds per shipment	1,326	1,360	(2.5)%	1,327	1,384	(4.1)%
Pounds per mile(3)	19.94	20.38	(2.2)%	19.80	20.60	(3.9)%

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

(2)             Dock, street, and yard (“DSY”) measures are further discussed in ABF Freight’s Operating Expenses within this section of ABF Freight Operating Segment Results. ABF Freight uses shipments per DSY hour to measure labor efficiency in ABF Freight’s local operations, although total pounds per DSY hour is also a relevant measure when the average shipment size is changing.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

ABF Freight Revenues

ABF’s revenues for the three and six months ended June 30, 2015 totaled $504.4 million and $945.6 million, respectively, compared to $492.9 million and $921.7 million for the same respective periods for 2014. On a per-day basis, ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) increased 2.4% and 2.8% for the three and six months ended June 30, 2015, respectively, compared to the same prior-year periods, reflecting increases in tonnage per day of 1.9% and 0.8% and increases in total billed revenue per hundredweight of 0.4% and 2.0%, respectively. The increase in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

The increases in tonnage per day compared to the same prior-year periods reflect growth in LTL-rated shipments partially offset by a reduction in spot truckload-rated business as ABF Freight focused on service to its LTL customer base. In order to maintain consistent service levels to new and existing LTL customers, ABF Freight’s labor and equipment resources were strategically directed to a more favorable business mix, which resulted in fewer spot volume shipments during the 2015 periods. The shift to a higher proportion of LTL business in the three- and six-month periods ended June 30, 2015 versus the same periods of 2014 resulted in decreases in average weight per shipment of 2.5% and 4.1%, respectively. Tonnage levels for the six months ended June 30, 2015 were also affected by severe winter weather in the first quarter that disrupted operations and decreased shipments; however, the weather-related disruptions in 2015 were not as severe as those experienced during first quarter 2014.

Effective November 3, 2014 and March 24, 2014, ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.4%, although the amounts vary by lane and shipment characteristics. For the three- and six-month periods ended June 30, 2015, prices on accounts subject to annually negotiated contracts which were renewed during the period increased 4.6% and 4.9%, respectively, compared to the same prior-year period.

The increases in total billed revenue per hundredweight for the three and six months ended June 30, 2015, compared to the same periods of 2014, reflect changes in business mix, with a higher proportion of LTL-rated business which is generally rated higher than truckload-rated business, combined with stronger pricing on truckload-rated shipments in the 2015 periods. The year-over-year increases in the billed revenue per hundredweight measure were influenced by the 2014 general rate increases and improvements in contractual and deferred pricing, offset, in part, by lower fuel surcharge revenue as discussed further in the Fuel section of the ABF Freight Segment Overview. The second quarter 2015 average nominal fuel surcharge rate dropped approximately 670 basis points from the second quarter 2014 level. The billed revenue per hundredweight measures for the 2015 periods were also favorably impacted by profile changes, including higher class, compared to the same prior-year periods. Excluding changes in fuel surcharges and freight profile, average pricing on ABF Freight’s traditional LTL business experienced low-single digit percentage increases for the three and six months ended June 30, 2015, compared to the same periods of 2014.

ABF Freight Revenues — July 2015

ABF Freight’s revenues for the month of July 2015 were approximately 1% lower than July 2014 on a per-day basis, reflecting a 1% to 2% decline in average daily total tonnage, partially offset by a slight increase in billed revenue per hundredweight, which includes the effect of lower fuel surcharges. The July 2015 decline in tonnage reflects comparison to strong tonnage growth experienced in the 2014 period and the continued strategic shift to a more favorable business mix which resulted in fewer spot volume shipments during the 2015 period. The July 2015 increase in revenue per hundredweight was positively impacted by business mix and improved pricing in the 2015 period. Total billed revenue per hundredweight for July 2015 increased less than 1% above June 2015 and approximately 2% above second quarter 2015, while the impact of lower fuel surcharges remained consistent between the periods. There can be no assurances that the current price improvement trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

ABF Freight Operating Income

ABF Freight generated operating income of $28.1 million during each of the three- and six-month periods ended June 30, 2015, compared to operating income of $22.8 million and $10.7 million for the same respective periods of 2014. ABF Freight’s operating ratio for the three- and six- month periods ended June 30, 2015 improved by 1.0 percentage point and 1.8 percentage points, respectively, due primarily to increased revenues and, for the six-month period, less of an impact

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

of severe winter weather on ABF Freight’s first quarter operations in 2015 than in 2014. ABF Freight’s operating results were positively impacted by more efficient management of purchased transportation and equipment rentals. Pension settlement expense, which is related to the nonunion defined benefit pension plan, declined $0.3 million and $2.3 million during the three and six months ended June 30, 2015, respectively, compared to the same prior-year periods and also contributed to ABF Freight’s improved operating results. However, ABF Freight experienced increases in nonunion healthcare costs and workers’ compensation expense during the 2015 periods as further described in the following paragraphs. ABF Freight’s ability to further improve its operating ratio is impacted by: managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section), securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses and costs of the ABF Freight operating segment as salaries, wages, and benefits, amounted to 59.8% and 61.3% of ABF Freight’s revenue for the three- and six-month periods ended June 30, 2015, respectively, compared to 56.7% and 58.6% for the same respective periods of 2014. Salaries, wages, and benefits costs increased $22.3 million and $39.5 million for the three and six months ended June 30, 2015, respectively, compared to the same prior-year periods. The increase as a percentage of revenue was influenced by the effect on ABF Freight’s revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. The increase in labor costs reflects increased utilization in the 2015 periods of ABF Freight road drivers, which were at higher wage and benefit rates due to annual contractual rate increases, versus purchased transportation, for which expenses declined compared to the prior year periods. Under the ABF NMFA, the contractual wage rate increased 2.0% effective July 1, 2014 and July 1, 2015, and, including the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Operating Segment Overview section of Results of Operations, the health, welfare, and pension benefit rate increased an average of approximately 3.3% effective primarily on August 1, 2014 and is expected to increase an average of 3.7% primarily on August 1, 2015. The increase in salaries, wages and benefits as a percentage of revenues reflects a 0.1% increase related to nonunion healthcare costs for the three- and six-month periods ended June 30, 2015, due to unfavorable claims experience, compared to the same prior-year periods. Higher frequency and severity of new workers’ compensation claims also negatively impacted salaries, wages, and benefits as a percentage of revenues by 0.2% in the three-month period and were comparable for the six-month period ended June 30, 2015, versus the same prior-year periods.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight strives to maintain customer service. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs. Shipments per DSY hour for the three and six months ended June 30, 2015 were slightly lower than the same prior-year periods and reflect improvement in dock handling productivity offset by reduced efficiency in the street operations as ABF Freight focused on improving customer service. ABF Freight believes that this service emphasis is resulting in improved yields and business levels. Lower weight per shipment in the 2015 periods, reflecting a shift in business mix to a higher proportion of LTL-rated shipments than truckload-rated shipments, also contributed to lower pounds per DSY hour and decreases in pounds per mile compared to the same prior-year periods.

Fuel, supplies, and expenses as a percentage of revenue decreased 3.1% and 3.2% for the three and six months ended June 30, 2015, compared to the same periods of 2014, primarily due to a 38% decrease in ABF Freight’s average fuel price per gallon (excluding taxes).

Rents and purchased transportation as a percentage of revenue decreased 0.9% and 1.2% for the three and six months ended June 30, 2015, compared to the same prior-year periods. The decrease was primarily attributable to lower utilization of other service providers and agents and lower fuel surcharges associated with purchased transportation services. Purchase transportation miles were down 9% for the second quarter and 28% for the six month period ended June 30, 2015 compared to the same periods of 2014 due to increased utilization of ABF Freight road drivers, as previously discussed. Rental expense for revenue equipment also decreased for the three and six months ended June 30, 2015, compared to the same prior-year periods, reflecting improved equipment management and tractor and trailer purchases made during 2014 and the second quarter of 2015.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Asset-Light Logistics Reportable Operating Segments

The operations of the Company’s asset-light logistics reportable operating segments (formerly referred to as “non-asset-based”) are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2014 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable segments are primarily customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or events used to measure changes in business levels. See descriptions of the asset-light logistics operating segments in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the three and six months ended June 30, 2015, the combined revenues of our asset-light logistics operating segments totaled $204.9 million and $388.7 million, respectively, accounting for approximately 29% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $178.1 million and $336.5 million, or approximately 27% of total revenues before other revenues and intercompany eliminations, for the same respective periods of 2014.

During 2015, we have continued to invest in the strategic development of our asset-light logistics operating segments, including the acquisition of Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, in January 2015. The investments we are making to grow our asset-light logistics businesses are part of management’s long-term strategy to ensure we are well equipped to serve our customers and the changing marketplace by providing a comprehensive suite of transportation and logistics services.

Premium Logistics (Panther)

Panther’s revenues totaled $80.3 million and $155.6 million for the three and six months ended June 30, 2015, respectively, compared to $81.4 million and $153.7 million for the same periods in 2014. For second quarter 2015, Panther’s revenues reflect increases in shipment levels which were more than offset by lower revenue per shipment, primarily due to increased truckload capacity in the market and changes in account mix which resulted in an average shorter length of haul. For the six-month period ended June 30, 2015, business from new customers more than offset the impact of changes in account mix, resulting in a revenue increase of 1.2% compared to the same period of 2014. Seasonal shutdowns of customers’ plants during July affect shipments for automotive and manufacturing customers, and as a result Panther’s shipment levels compared to the strong demand-driven prior year are lower during early third quarter 2015.

Panther generated operating income of $4.8 million and $6.0 million for the three and six months ended June 30, 2015, respectively, compared to $4.4 million and $7.7 million in the same prior-year periods. Operating income improvement for second quarter 2015 primarily reflects improved shipment gross profit margins. The operating income decline for the six-month period ended June 30, 2015 is primarily a result of unfavorable healthcare and casualty claims, which increased operating expense by a combined $2.0 million over the same period of 2014.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $42.0 million and $84.5 million for the three and six months ended June 30, 2015, respectively, compared to $38.3 million and $80.0 million for the same prior-year periods. The 9.7% and 5.6% revenue growth for the three and six months ended June 30, 2015, respectively, was driven primarily by an increase in service events from new and existing customers and improved pricing.

FleetNet’s operating income improved to $1.0 million and $2.2 million for the three and six months ended June 30, 2015, respectively, from $0.7 million and $2.1 million in the same prior-year periods. The operating income improvement for the 2015 periods is due primarily to improved labor efficiencies and lower bad debt expense in second quarter 2015, compared to second quarter 2014 when FleetNet incurred a write-off of receivables associated with a customer bankruptcy. The impact of these items on operating income improvement in 2015 was offset, in part, by increases in healthcare costs of $0.2 million and $0.6 million for the three and six months ended June 30, 2015, respectively, versus the comparable prior year periods.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $50.4 million and $97.8 million for the three and six months ended June 30, 2015, respectively, compared to $35.5 million and $65.2 million for the same prior-year periods. The 42.1% and 50.0% increases in revenues during the three and six months ended June 30, 2015, respectively, primarily reflect increased truck brokerage business generated from an expanded customer base. The 2015 periods also benefited from revenues contributed by the January 2015 acquisition of Smart Lines Transportation Group, LLC. For the three and six months ended June 30, 2015, operating income totaled $1.8 million and $2.6 million, respectively, compared to $0.9 million and $1.4 million for the same respective prior-year periods, reflecting revenue growth and improved gross margins.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $32.2 million and $50.8 million for the three and six months ended June 30, 2015, respectively, compared to $22.9 million and $37.6 million in the same periods of 2014. The 41.0% and 35.1% revenue growth during the three and six months ended June 30, 2015, respectively, was primarily attributable to an increase in shipments, partially due to a shift of government business to earlier in the year relative to 2014. As a result, ABF Moving’s shipment levels compared to the prior year are not as robust during early third quarter 2015. ABF Moving’s second quarter 2015 operating income improved to $2.0 million and $1.6 million for the three and six months ended June 30, 2015, respectively, from operating income of $0.6 million and an operating loss of $0.2 million for the three and six months ended June 30, 2014, respectively, due to improved shipment gross margins combined with increased revenue levels.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the asset-light logistics reportable operating segments generated $13.5 million and $20.1 million of EBITDA for the three and six months ended June 30, 2015, respectively, compared to $10.2 million and $18.1 million for the same respective periods of 2014.

	Three Months Ended June 30
	2015			2014
		Depreciation			Depreciation
	Operating	and		Operating	and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$4,838	$2,939	$7,777	$4,358	$2,838	$7,196
Emergency & Preventative Maintenance (FleetNet)	1,017	276	1,293	700	237	937
Transportation Management (ABF Logistics)	1,808	246	2,054	854	252	1,106
Household Goods Moving Services (ABF Moving)	1,997	338	2,335	623	346	969
Total asset-light logistics	$9,660	$3,799	$13,459	$6,535	$3,673	$10,208

	Six Months Ended June 30
	2015			2014
		Depreciation			Depreciation
	Operating	and		Operating	and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$6,033	$5,863	$11,896	$7,722	$5,574	$13,296
Emergency & Preventative Maintenance (FleetNet)	2,187	559	2,746	2,101	411	2,512
Transportation Management (ABF Logistics)	2,583	530	3,113	1,389	469	1,858
Household Goods Moving Services (ABF Moving)	1,634	688	2,322	(218)	695	477
Total asset-light logistics	$12,437	$7,640	$20,077	$10,994	$7,149	$18,143

(1)             The calculation of EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions.

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light logistics businesses and the ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Panther operating segment due to the significant amount of intangible and software amortization impacting the segment’s operating results. However, this financial measure should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under GAAP. Other companies may calculate EBITDA differently; therefore, our EBITDA may not be comparable to similarly titled measures of other companies.

Seasonality

Our operations are impacted by seasonal fluctuations. Seasonal fluctuations affect tonnage and shipment levels of the ABF Freight and ABF Logistics operating segments. Earnings are adversely affected by the impact of inclement weather conditions on freight shipments and operating costs. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the economy, may influence quarterly freight tonnage levels. Seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the operating segment.

Expedited shipments of the Panther operating segment may decline during winter months because of post-holiday slowdowns but can be subject to short-term increases depending on the impact of weather disruptions to customers’ supply chains. Plant shutdowns during summer months may affect shipments for Panther’s automotive and manufacturing customers, but severe weather events can result in higher demand for expedited services.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Emergency roadside service events of the FleetNet operating segment are favorably impacted by adverse weather conditions that affect commercial vehicle operations.

Business levels of the ABF Moving operating segment are generally higher in the second and third quarters as the demand for moving services is typically stronger in the summer months.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. ABF Freight also continues to experience increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although ABF Freight’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during the three and six months ended June 30, 2015, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to offset inflationary and contractual cost increases.

Generally, inflationary increases in labor and operating costs regarding our asset-light logistics operating segments have historically been offset through price increases. The pricing environment, however, generally becomes more competitive during economic downturns, which may, as it has in the past, affect the ability to obtain price increases from customers.

In addition to general effects of inflation, the motor carrier freight transportation industry faces rising costs related to compliance with government regulations on safety, equipment design and maintenance, driver utilization, and fuel economy.

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, primarily for the ABF Freight and Panther operating segments, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Panther is evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If our assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	June 30	December 31
	2015	2014
	(in thousands)
Cash and cash equivalents(1)	$192,016	$157,042
Short-term investments, primarily FDIC-insured certificates of deposit	53,836	45,909
Total unrestricted	245,852	202,951
Restricted cash(2)	1,387	1,386
Total(3)	$247,239	$204,337

(1)             Cash equivalents consist of money market funds and variable rate demand notes.

(2)             Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)             Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. Cash and cash equivalents totaling $75.9 million and $77.3 million were not FDIC insured at June 30, 2015 and December 31, 2014, respectively.

Unrestricted cash, cash equivalents, and short-term investments increased $42.9 million from December 31, 2014 to June 30, 2015. During the six-month period ended June 30, 2015, $35.0 million borrowed under the accounts receivable securitization program (further described in the following Financing Arrangements section) and cash provided by operations of $74.7 million were used to fund $31.5 million of capital expenditures net of proceeds from asset sales; repay $14.6 million of notes payable and capital leases; purchase $6.0 million of treasury stock; fund the acquisition of a privately-owned business for net cash consideration of $5.2 million; and pay dividends of $3.2 million on common stock. Cash provided by operating activities during the six months ended June 30, 2015 was $17.0 million above the same prior-year period, primarily due to improved operating performance.

Unrestricted cash, cash equivalents, and short-term investments increased $23.9 million from December 31, 2013 to June 30, 2014. During the six months ended June 30, 2014, cash provided by operations of $57.6 million was used to fund $14.3 million of capital expenditures net of proceeds from asset sales; repay $16.5 million of long-term debt related to the Term Loan (which was refinanced with a revolving credit facility in January 2015 as further described in the following Financing Arrangements section), capital leases, and notes payable; fund the acquisition of a privately-owned business for net cash consideration of $2.6 million; and pay dividends of $1.6 million on common stock.

Financing Arrangements

Our financing arrangements are discussed further in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

On January 2, 2015, we entered into an agreement with our lenders to amend and restate our credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the $70.0 million outstanding Term Loan with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time without penalty subject to required notice periods and compliance with minimum prepayment amounts.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, in January 2015, we began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of June 30, 2015. The fair value of the interest rate swap liability of $0.8 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively.

Accounts Receivable Securitization Program

On January 2, 2015, we entered into an amendment to extend the maturity date of our accounts receivable securitization program with PNC Bank until January 2, 2018. On February 1, 2015, we amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. In March 2015, we borrowed $35.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives.

Our accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2015, standby letters of credit of $20.4 million have been issued under the program, which reduced the available borrowing capacity to $44.6 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2015, we had letters of credit outstanding of $22.3 million (including $20.4 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of June 30, 2015, surety bonds outstanding related to our self-insurance program totaled $45.0 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $12.7 million of revenue equipment during the six months ended June 30, 2015, for which the minimum principal payments are recorded in long-term debt. We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements for which the present values of net minimum lease payments are recorded in long-term debt; however, we did not enter into such agreements during the six months ended June 30, 2015. During July 2015, ABF Freight financed the purchase of an additional $17.2 million of revenue equipment through promissory note arrangements. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations consisting of authorizations to purchase and binding agreements with vendors relating to revenue equipment used in the operations of ABF Freight and Panther, other equipment, land and certain construction costs associated with our new corporate headquarters facility, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2015. These purchase obligations totaled $140.2 million as of June 30, 2015, with $129.8 million to be paid within the next year, and $8.6 million and $1.8 million to be paid in each of the following two-year periods, respectively. Purchase obligations for revenue equipment, other equipment, and costs associated with our new corporate headquarters facility are included in our 2015 capital expenditure plan.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

We have a contractual obligation to repay the $35.0 million borrowing on our accounts receivable securitization program that we incurred in March 2015. The scheduled maturities of the borrowings under our accounts receivable securitization program, as well as our other long-term debt obligations, as of June 30, 2015 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We also have a contractual obligation for the fixed-rate interest payments on our interest rate swap agreement which are estimated to exceed the variable-rate interest payments under our Credit Facility by $0.8 million as of June 30, 2015.

There have been no other material changes in the contractual obligations disclosed in our 2014 Annual Report on Form 10-K during the six months ended June 30, 2015.

For 2015, our total net capital expenditures are estimated to be approximately $190.0 million, which is approximately $10.0 million lower than our previous estimate for the year which we disclosed in our 2014 Annual Report on Form 10-K. The 2015 estimated net capital expenditures include revenue equipment purchases of $110.0 million, primarily related to road and city tractors and trailers for ABF Freight’s operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $45.0 million are included in the estimate for our previously announced growth initiatives, including construction of a freight service center, call center facilities, and needed office buildings, a portion of which will replace leased space. The remainder of the 2015 expected capital expenditures includes costs of other terminal capital expenditures (including dock/yard equipment) and technology across our businesses. We have the flexibility to adjust planned 2015 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $90.0 million to $95.0 million in 2015.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $247.2 million at June 30, 2015. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. The amendments to our credit agreement and our accounts receivable securitization program executed in January and February of 2015 have increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates of our financing facilities. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition and other factors. On July 28, 2015, the Company’s Board of Directors declared a dividend of $0.06 per share payable to stockholders of record as of August 11, 2015.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions.  The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion.  Repurchases may be made using cash reserves or other available sources.  During the six months ended June 30, 2015, we used cash on hand to purchase 163,233 shares of our common stock for an aggregate cost of $6.0 million, leaving $12.2 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for price hedging. No such instruments were outstanding as of June 30, 2015.  We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $17.0 million from December 31, 2014 to June 30, 2015, primarily due to increased business levels in June 2015 compared to December 2014.

Accounts Payable

Accounts payable increased $27.5 million from December 31, 2014 to June 30, 2015, primarily due to increased business levels in June 2015 compared to December 2014 and the timing of payments. Accounts payable as of June 30, 2015 also includes $9.0 million in accruals primarily for revenue equipment received by ABF Freight, compared to $ 0.9 million as of December 31, 2014.

Off-Balance Sheet Arrangements

At June 30, 2015, our off-balance sheet arrangements of $199.5 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for ABF Freight’s terminal facilities. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 39.3% and 38.8% for the three and six months ended June 30, 2015, respectively, and 37.1% and 34.8% for the three and six months ended June 30, 2014, respectively. The effective tax rates for the first six months of 2015 and 2014 reflect a benefit of 0.6% and 0.8%, respectively, from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states. The tax rates for the three and six-month periods ended June 30, 2014 also reflect a 2.4% and 3.8% benefit, respectively, from the removal of the valuation allowance on foreign tax credit carryovers.

Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%.  However, various factors may cause the full year 2015 tax rate to vary significantly from the statutory rate.

At June 30, 2015, we had net deferred tax liabilities after valuation allowances of $24.0 million. Valuation allowances for deferred tax assets totaled $0.3 million at June 30, 2015 and December 31, 2014. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2015 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of June 30, 2015, deferred tax liabilities, which will reverse in future years, exceeded deferred tax assets. We had taxable income in 2014 and 2013. Furthermore, in the event that we incur a loss for tax purposes, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if elected. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized. The need for additional valuation allowances is continually monitored by management.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — continued

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2015 and June 30, 2014, the income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2015, we made $2.9 million of state and foreign tax payments and received refunds of $0.1 million of federal income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2014 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the six months ended June 30, 2015. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. In July 2015, the FASB announced its decision to defer the effective date of the new standard for one year, making the standard effective for us on January 1, 2018. We are evaluating the impact of the new standard on our consolidated financial statements.

Management believes that there is no new accounting guidance issued but not yet effective that will impact our critical accounting policies. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, refer to “Risk Factors” in Part I, Item 1A in our 2014 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I. — continued

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in Part II, Item 7A of the our 2014 Annual Report on Form 10-K, we are subject to interest rate risk due to variable interest rates on the borrowings under our accounts receivable securitization program, which was amended and restated on February 1, 2015 to provide cash proceeds of up to $100.0 million with an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of Management’s Discussion and Analysis (“MD&A”) in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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

The following table reflects the contractual maturity date and projected interest rates (based on a LIBOR curve, provided by a financial institution independent of the facility, plus our margin) for the $35.0 million borrowing outstanding under the accounts receivable securitization as of June 30, 2015:

					June 30
	Contractual Maturity Date				2015
	Year Ended December 31				Carrying	Fair
	2015	2016	2017	2018(1)	Value	Value
	(in thousands, except interest rates)				(in thousands)

Accounts receivable securitization program	$—	$—	$—	$35,000	$35,000	$35,000
Projected interest rate	1.10%	1.59%	2.34%	2.64%

(1)             Represents principal due and projected interest rate at January 2018 maturity date.

Since December 31, 2014, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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

The Company has a program to repurchase $75.0 million of its common stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. During the six months ended June 30, 2015, the Company purchased 163,233 shares of its common stock for an aggregate cost of $6.0 million. As of June 30, 2015, the Company has purchased 1,781,383 shares for an aggregate cost of $62.8 million, leaving $12.2 million available for repurchase under the program.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
	(in thousands, except share and per share data)

1/1/15 – 1/31/15	—	$—	—	$18,185
2/1/15 – 2/28/15	64,200	38.30	64,200	$15,726
3/1/15 – 3/31/15	—	—	—	$15,726
4/1/15 – 4/30/15	—	—	—	$15,726
5/1/15 – 5/31/15	99,033	$35.54	99,033	$12,203
6/1/15 – 6/30/15	—	—	—	$12,203
	163,233	$36.61	163,233

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

10.1#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors — with deferral feature).

10.2#*	Form of Restricted Stock Unit Award Agreement (Employees).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#                 Designates a compensation plan or arrangement for directors or executive officers.

*                 Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: August 7, 2015	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: August 7, 2015	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer