Form 10-Q
period 2015-09-30
ARCBEST CORP /DE/
filed 2015-11-06
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, $0.01 par value	25,961,991 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2015	2014
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,646	$157,042
Short-term investments	69,567	45,909
Restricted cash	1,387	1,386
Accounts receivable, less allowances (2015 – $5,311; 2014 – $5,731)	242,656	228,056
Other accounts receivable, less allowances (2015 – $979; 2014 – $1,701)	7,119	6,582
Prepaid expenses	18,557	20,906
Deferred income taxes	41,349	40,220
Prepaid and refundable income taxes	3,057	9,920
Other	5,144	4,968
TOTAL CURRENT ASSETS	580,482	514,989
PROPERTY, PLANT AND EQUIPMENT
Land and structures	269,317	251,836
Revenue equipment	689,786	633,455
Service, office, and other equipment	142,536	136,145
Software	122,874	116,112
Leasehold improvements	24,962	24,377
	1,249,475	1,161,925
Less allowances for depreciation and amortization	790,536	752,075
PROPERTY, PLANT AND EQUIPMENT, net	458,939	409,850
GOODWILL	81,278	77,078
INTANGIBLE ASSETS, net	70,410	72,809
OTHER ASSETS	53,177	52,896
TOTAL ASSETS	$1,244,286	$1,127,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$144,401	$120,325
Income taxes payable	8,489	527
Accrued expenses	193,997	194,674
Current portion of long-term debt	35,050	25,256
TOTAL CURRENT LIABILITIES	381,937	340,782
LONG-TERM DEBT, less current portion	156,553	102,474
PENSION AND POSTRETIREMENT LIABILITIES	49,978	42,418
OTHER LIABILITIES	12,755	16,667
DEFERRED INCOME TAXES	56,268	64,398
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2015: 27,932,109 shares; 2014: 27,722,010 shares	279	277
Additional paid-in capital	307,939	303,045
Retained earnings	373,936	338,810
Treasury stock, at cost, 2015: 1,970,118 shares; 2014: 1,677,932 shares	(67,774)	(57,770)
Accumulated other comprehensive loss	(27,585)	(23,479)
TOTAL STOCKHOLDERS’ EQUITY	586,795	560,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,244,286	$1,127,622

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$709,380	$711,295	$2,018,771	$1,947,845

OPERATING EXPENSES	675,942	678,354	1,950,588	1,896,655

OPERATING INCOME	33,438	32,941	68,183	51,190

OTHER INCOME (COSTS)
Interest and dividend income	378	215	882	600
Interest and other related financing costs	(1,157)	(834)	(3,183)	(2,367)
Other, net	(613)	234	(15)	1,549
TOTAL OTHER COSTS	(1,392)	(385)	(2,316)	(218)

INCOME BEFORE INCOME TAXES	32,046	32,556	65,867	50,972

INCOME TAX PROVISION	12,892	12,938	26,001	19,339

NET INCOME	$19,154	$19,618	$39,866	$31,633

EARNINGS PER COMMON SHARE
Basic	$0.73	$0.72	$1.52	$1.16
Diluted	$0.72	$0.72	$1.48	$1.16

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,009,344	26,054,678	26,033,467	25,979,555
Diluted	26,508,482	26,054,678	26,569,800	25,980,008

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.06	$0.03	$0.18	$0.09

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Unaudited)
	(in thousands)
NET INCOME	$19,154	$19,618	$39,866	$31,633

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2015 – Three-month period $4,317, Nine-month period $3,968; 2014 – Three-month period $1,651, Nine-month period $5,139)	(6,780)	(2,595)	(6,232)	(8,072)
Pension settlement expense, net of tax of: (2015 – Three-month period $296, Nine-month period $964; 2014 – Three-month period $313, Nine-month period $2,102)	466	492	1,514	3,303
Amortization of unrecognized net periodic benefit costs, net of tax of: (2015 – Three-month period $330, Nine-month period $1,126; 2014 – Three-month period $244, Nine-month period $711)
Net actuarial loss	545	413	1,854	1,202
Prior service credit	(29)	(29)	(87)	(87)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2015 – Three-month period $312, Nine-month period $389)	(483)	—	(603)	—
Change in foreign currency translation, net of tax of: (2015 – Three-month period $225, Nine-month period $351; 2014 – Three-month period $126, Nine-month period $85)	(354)	(198)	(552)	(134)

OTHER COMPREHENSIVE LOSS, net of tax	(6,635)	(1,917)	(4,106)	(3,788)

TOTAL COMPREHENSIVE INCOME	$12,519	$17,701	$35,760	$27,845

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883
Net income				39,866				39,866
Other comprehensive loss, net of tax							(4,106)	(4,106)
Issuance of common stock under share-based compensation plans	210	2	(2)					—
Tax effect of share-based compensation plans			(1,447)					(1,447)
Share-based compensation expense			6,343					6,343
Purchase of treasury stock					292	(10,004)		(10,004)
Dividends declared on common stock				(4,740)				(4,740)
Balance at September 30, 2015	27,932	$279	$307,939	$373,936	1,970	$(67,774)	$(27,585)	$586,795

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	2015	2014
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$39,866	$31,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,142	60,613
Amortization of intangibles	3,079	3,242
Pension settlement expense	2,478	5,405
Share-based compensation expense	6,343	5,362
Provision for losses on accounts receivable	941	1,647
Deferred income tax benefit	(7,862)	(7,409)
Gain on sale of property and equipment	(1,691)	(597)
Changes in operating assets and liabilities:
Receivables	(14,881)	(41,180)
Prepaid expenses	2,353	1,477
Other assets	505	(1,081)
Income taxes	14,295	9,981
Accounts payable, accrued expenses, and other liabilities	9,006	49,108
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,574	118,201

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(53,644)	(23,756)
Proceeds from sale of property and equipment	4,115	2,701
Purchases of short-term investments	(48,868)	(25,347)
Proceeds from sale of short-term investments	25,347	17,478
Business acquisition, net of cash acquired	(5,239)	(2,647)
Capitalization of internally developed software	(6,155)	(6,016)
NET CASH USED IN INVESTING ACTIVITIES	(84,444)	(37,587)

FINANCING ACTIVITIES
Borrowings under credit facilities	70,000	—
Borrowings under accounts receivable securitization program	35,000	—
Payments on long-term debt	(92,136)	(28,024)
Net change in book overdrafts	2,179	2,304
Net change in restricted cash	(1)	517
Deferred financing costs	(824)	(61)
Payment of common stock dividends	(4,740)	(2,458)
Purchases of treasury stock	(10,004)	—
Proceeds from the exercise of stock options	—	1,136
NET CASH USED IN FINANCING ACTIVITIES	(526)	(26,586)

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,604	54,028
Cash and cash equivalents at beginning of period	157,042	105,354
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191,646	$159,382

NONCASH INVESTING ACTIVITIES
Equipment financed	$51,009	$41,002
Accruals for equipment received	$7,150	$9,632

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

ABF Freight represented approximately 71% of the Company’s total revenues before other revenues and intercompany eliminations for the nine months ended September 30, 2015. As of September 2015, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

In August 2014, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 205 with the addition of Presentation of Financial Statements – Going Concern (Subtopic 205-40). The Subtopic requires an entity’s management to assess conditions and events to determine the entity’s ability to continue as a going concern for each annual and interim reporting period for which financial statements are issued or available to be issued. The Subtopic is effective for the annual period ending December 31, 2016 and is not expected to have a significant impact on the Company’s financial statement disclosures.

In April 2015, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 835 with Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. The Subtopic is effective for the Company beginning January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements or disclosures.

In April 2015, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 350 with the addition of Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The amendment adds guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If the cloud computing arrangement does not contain a software license, the agreement should be accounted for as a service contract. The Subtopic is effective for the Company beginning January 1, 2016, and is not expected to have a significant impact on the Company’s financial statements or disclosures.

In September 2015, the Financial Accounting Standards Board issued an accounting pronouncement to amend ASC Topic 805 with the addition of Simplifying the Accounting for Measurement-Period Adjustments. The amendment eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead recognize measurement-period adjustments during the period in which it determines the amount of the adjustments, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendment is effective for the Company beginning January 1, 2016, and is not expected to have a significant impact on the Company’s financial statements or disclosures.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	September 30	December 31
	2015	2014
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$146,530	$99,615
Variable rate demand notes(1)(2)	29,714	16,326
Money market funds(3)	15,402	41,101
Total cash and cash equivalents	$191,646	$157,042

Short-term investments
Certificates of deposit(1)	$69,567	$45,909

Restricted cash(4)
Cash deposits(1)	$1,387	$1,386

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s financial instruments in other long-term assets are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. Cash and cash equivalents totaling $66.3 million and $77.3 million were not FDIC insured at September 30, 2015 and December 31, 2014, respectively.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	September 30		December 31
	2015		2014
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$—	$—
Term loan(2)	—	—	70,000	70,000
Accounts receivable securitization borrowings(3)	35,000	35,000	—	—
Notes payable(4)	85,758	85,822	56,759	56,743
	$190,758	$190,822	$126,759	$126,743

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

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	September 30	December 31
	2015	2014
	(in thousands)
Assets:
Money market funds(1)(3)	$15,402	$41,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	1,975	2,968
	$17,377	$44,069
Liabilities:
Interest rate swap(4)	$1,568	$576

(1)	Included in cash and cash equivalents.
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
(4)

Included in other long-term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 of the fair value hierarchy) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty (Level 3 of the fair value hierarchy). The Company assessed Level 3 inputs as insignificant to the valuation at September 30, 2015 and December 31, 2014 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF	ABF
	Total	Panther	Moving	Logistics	FleetNet
	(in thousands)
Balances at December 31, 2014	$77,078	$71,096	$5,352	$—	$630
Goodwill acquired(1)	4,200	—	—	4,200	—
Balances at September 30, 2015	$81,278	$71,096	$5,352	$4,200	$630

(1)

Goodwill related to the acquisition of Smart Lines Transportation Group, LLC is expected to be fully deductible for tax purposes. The fair value assessment of assets and liabilities acquired with this business was based on preliminary information as of September 30, 2015.

Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014:

		September 30, 2015			December 31, 2014
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$44,921	$10,446	$34,475	$44,242	$7,971	$36,271
Driver network	3	3,200	3,200	—	3,200	2,711	489
Other	8	1,032	219	813	1,032	105	927
	13	49,153	13,865	35,288	48,474	10,787	37,687
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$84,275	$13,865	$70,410	$83,596	$10,787	$72,809

Amortization expense on intangible assets totaled $0.9 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, and $1.1 million and $3.2 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $3.0 million and $4.0 million per year for the years ended December 31, 2015 through 2019.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and nine months ended September 30, 2015 was 40.2% and 39.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was 39.7% and 37.9%, respectively. The tax rates for the first nine months of 2015 and 2014 reflect a benefit of 0.3% from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states. The tax rate for the nine month period ended September 30, 2014 also reflects a 1.4% benefit from the reversal of the valuation allowance on foreign tax credit carryovers.

In addition to the adjustment to deferred tax liabilities for state tax rate changes, in the first nine months of 2015 and 2014, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. For the first nine months of 2014, the effective tax rate was also affected by changes in valuation allowances for deferred tax assets.

As of September 30, 2015, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at September 30, 2015 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid federal, state, and foreign income taxes of $17.3 million and $15.8 million during the nine months ended September 30, 2015 and 2014, respectively. The Company received refunds of $0.1 million and $2.0 million of federal and state income taxes that were paid in prior years, primarily from loss carryovers, during the nine months ended September 30, 2015 and 2014, respectively.

NOTE E – LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Long-Term Debt Obligations

Long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, both of which are further described in Financing Arrangements within this Note, and notes payable and capital lease obligations related to the financing of revenue equipment (tractors and trailers used primarily in ABF Freight’s operations), real estate, and certain other equipment as follows:

	September 30	December 31
	2015	2014
	(in thousands)
Credit Facility (interest rate of 1.4% at September 30, 2015)	$70,000	$—
Term Loan(1)	—	70,000
Accounts receivable securitization borrowings (interest rate of 1.0% at September 30, 2015)	35,000	—
Notes payable (weighted-average interest rate of 1.9% at September 30, 2015)	85,758	56,759
Capital lease obligations (weighted-average interest rate of 5.8% at September 30, 2015)	845	971
	191,603	127,730
Less current portion	35,050	25,256
Long-term debt, less current portion	$156,553	$102,474

(1)	The Term Loan was converted to the Credit Facility on January 2, 2015.

Scheduled maturities of long-term debt obligations as of September 30, 2015 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$38,008	$1,171	$434	$36,192	$211
Due after one year through two years	36,955	1,513	606	34,619	217
Due after two years through three years	53,947	1,814	35,180	16,729	224
Due after three years through four years	2,643	2,074	—	339	230
Due after four years through five years	70,645	70,567	—	—	78
Total payments	202,198	77,139	36,220	87,879	960
Less amounts representing interest	10,595	7,139	1,220	2,121	115
Long-term debt	$191,603	$70,000	$35,000	$85,758	$845

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	September 30	December 31
	2015	2014
	(in thousands)
Revenue equipment	$109,379	$88,591
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	255	255
Total assets securing notes payable or held under capital leases	111,428	90,640
Less accumulated depreciation and amortization(1)	20,340	26,305
Net assets securing notes payable or held under capital leases	$91,088	$64,335

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the Company’s credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the $70.0 million Term Loan, which was outstanding under the credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at September 30, 2015.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2015. The fair value of the interest rate swap of $1.6 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity, and the change in the unrealized loss on the interest rate swap for the three and nine months ended September 30, 2015 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at September 30, 2015.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program with PNC Bank until January 2, 2018.  On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of September 30, 2015, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of September 30, 2015.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2015, standby letters of credit of $19.4 million have been issued under the program, which reduced the available borrowing capacity to $45.6 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2015, the Company had letters of credit outstanding of $21.3 million (including $19.4 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of September 30, 2015, surety bonds outstanding related to the self-insurance program totaled $45.0 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $38.3 million and $51.0 million of revenue equipment during the three and nine months ended September 30, 2015. The

Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements, but did not enter into such agreements in the nine months ended September 30, 2015.

ABF Freight financed the purchase of an additional $6.2 million of revenue equipment through promissory note arrangements during October 2015.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$—	$—	$101	$70
Interest cost	1,356	1,401	31	49	228	197
Expected return on plan assets	(2,297)	(2,544)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	762	805	—	—	—	—
Amortization of net actuarial loss	640	595	40	57	213	23
Net periodic benefit cost	$461	$257	$71	$106	$495	$243

	Nine Months Ended September 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)
Service cost	$—	$—	$—	$—	$304	$210
Interest cost	3,899	4,643	92	147	685	591
Expected return on plan assets	(7,058)	(7,980)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(142)	(142)
Pension settlement expense	2,478	5,405	—	—	—	—
Amortization of net actuarial loss	2,276	1,729	120	170	639	69
Net periodic benefit cost	$1,595	$3,797	$212	$317	$1,486	$728

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

In consideration of the freeze of the accrual of benefits, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. The Company recognized pension settlement expense as a component of net periodic benefit cost for the three and nine months ended September 30, 2014 of $0.8 million (pre-tax), or $0.5 million (after-tax), and $5.4 million

(pre-tax), or $3.3 million (after-tax), respectively, related to the $25.4 million nonparticipating annuity contract purchased in first quarter 2014 and to lump-sum distributions which amounted to $6.3 million and $28.8 million for the three and nine months ended September 30, 2014, respectively.

The Company recognized total settlement expense as a component of net periodic benefit cost for the three and nine months ended September 30, 2015 of $0.8 million (pre-tax), or $0.5 million (after-tax), and $2.5 million (pre-tax), or $1.5 million (after-tax), respectively, related to lump-sum distributions which amounted to $4.1 million and $16.6 million for the three and nine months ended September 30, 2015, respectively. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2015.

The following table discloses the changes in the projected benefit obligation (the “PBO”) and plan assets of the nonunion defined benefit pension plan for the nine months ended September 30, 2015:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Projected benefit obligation at December 31, 2014	$174,410
Interest cost	3,899
Actuarial gain(1)	(475)
Benefits paid	(16,756)
Projected benefit obligation at September 30, 2015	161,078
Change in plan assets
Fair value of plan assets at December 31, 2014	158,265
Actual loss on plan assets	(3,616)
Employer contributions	50
Benefits paid	(16,756)
Fair value of plan assets at September 30, 2015	137,943
Funded status at September 30, 2015(2)	$(23,135)
Accumulated benefit obligation	$161,078

(1)

Actuarial gain from remeasurement upon settlements was primarily impacted by changes in the discount rate since the previous remeasurement date. The discount rates used to remeasure the PBO upon settlement were 3.4%, 3.5%, 3.0%, and 3.2% at the September 30, 2015, June 30, 2015, March 31, 2015, and December 31, 2014 measurement dates, respectively.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at September 30, 2015.

Based upon currently available actuarial information, the Company does not have a required minimum contribution to its nonunion defined benefit pension plan for 2015. The plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 107.3% as of the January 1, 2015 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act of 2014 (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury”) for the suspension of certain benefits. Any actions taken by trustees of multiemployer pension plans under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under the ABF NMFA. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). As set forth in information provided by the Central States Pension Plan, the funded percentage of the plan was 47.9% as of January 1, 2015 and the plan was classified in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

In September 2015, the Central States Pension Plan filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which includes benefit reductions for participants of the Central States Pension Plan.  The proposed benefit reductions in the pension rescue plan, which are subject to various requirements and restrictions, vary depending on participants’ age, retirement status, years of credited service, and whether the participants’ current or former employer who withdrew from the multiemployer pension plan either failed to pay their full employer withdrawal obligations or paid their full employer withdrawal liability and guaranteed protection of the participants’ benefits. If the Treasury approves the proposed pension rescue plan, participants of the Central States Pension Plan will have an opportunity to vote on whether the plan should be implemented; however, by law, the Treasury can override a negative participant vote and order that the pension rescue plan be implemented or modified. If approved, the pension rescue plan would be implemented in July 2016 based on the application filing date. As previously disclosed, the implementation of the rescue plan sought by the Central States Pension Plan would not reduce the benefit rates ABF Freight is obligated to pay under the ABF NMFA which will remain in effect through March 31, 2018.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2014 Annual Report on Form 10-K. ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2014 were made to the 707 Pension Fund. Based on currently available information, the Company does not believe the insolvency of the 707 Pension Fund will increase ABF Freight’s contributions to the fund during the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurances in this regard. ABF Freight has not received any other notification of plan reorganization or plan insolvency.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	September 30	December 31
	2015	2014
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(34,969)	$(30,140)
Interest rate swap	(1,568)	(576)
Foreign currency translation	(2,119)	(1,216)
Total	$(38,656)	$(31,932)

After-tax amounts:
Unrecognized net periodic benefit costs	$(25,338)	$(22,387)
Interest rate swap	(953)	(350)
Foreign currency translation	(1,294)	(742)
Total	$(27,585)	$(23,479)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended September 30, 2015 and 2014:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

Other comprehensive loss before reclassifications	(7,387)	(6,232)	(603)	(552)
Amounts reclassified from accumulated other comprehensive loss	3,281	3,281	—	—
Net current-period other comprehensive loss	(4,106)	(2,951)	(603)	(552)
Balances at September 30, 2015	$(27,585)	$(25,338)	$(953)	$(1,294)

Balances at December 31, 2013	$(14,912)	$(14,386)	$—	$(526)

Other comprehensive loss before reclassifications	(8,206)	(8,072)	—	(134)
Amounts reclassified from accumulated other comprehensive loss	4,418	4,418	—	—
Net current-period other comprehensive loss	(3,788)	(3,654)	—	(134)
Balances at September 30, 2014	$(18,700)	$(18,040)	$—	$(660)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the nine months ended September 30:

Unrecognized Net Periodic Benefit Costs (1)(2)

	Nine Months Ended September 30
	2015	2014
	(in thousands)
Amortization of net actuarial loss	$(3,035)	$(1,968)
Amortization of prior service credit	142	142
Pension settlement expense	(2,478)	(5,405)
Total, pre-tax	(5,371)	(7,231)
Tax benefit	2,090	2,813
Total, net of tax	$(3,281)	$(4,418)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2015		2014
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.06	$1,584	$0.03	$819
Second quarter	$0.06	$1,578	$0.03	$816
Third quarter	$0.06	$1,578	$0.03	$823

On October 22, 2015 the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 5, 2015 payable on November 19, 2015.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2014, the Company had purchased 1,618,150 shares for an aggregate cost of $56.8 million. During the nine months ended September 30, 2015, the Company purchased 292,186 shares of its common stock for an aggregate cost of $10.0 million. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of September 30, 2015, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding – January 1, 2015	1,368,880
Granted	267,510
Vested	(295,668)
Forfeited	(13,322)
Outstanding – September 30, 2015	1,327,400

The RSUs granted during the period had a weighted-average grant date fair value of $35.57 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$19,154	$19,618	$39,866	$31,633
Effect of unvested restricted stock awards	(175)	(981)	(418)	(1,591)
Adjusted net income	$18,979	$18,637	$39,448	$30,042
Denominator:
Weighted-average shares	26,009,344	26,054,678	26,033,467	25,979,555
Earnings per common share	$0.73	$0.72	$1.52	$1.16
Diluted
Numerator:
Net income	$19,154	$19,618	$39,866	$31,633
Effect of unvested restricted stock awards	(172)	(981)	(410)	(1,591)
Adjusted net income	$18,982	$18,637	$39,456	$30,042
Denominator:
Weighted-average shares	26,009,344	26,054,678	26,033,467	25,979,555
Effect of dilutive securities	499,138	—	536,333	453
Adjusted weighted-average shares and assumed conversions	26,508,482	26,054,678	26,569,800	25,980,008
Earnings per common share	$0.72	$0.72	$1.48	$1.16

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights and, therefore, the RSUs granted in 2015 are not participating securities. Outstanding stock awards of 0.4 million and 0.2 million for the three and nine months ended September 30, 2015, respectively, and outstanding stock awards of 0.7 million for the three and nine months ended September 30, 2014, were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing the earnings per share.

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

The Company’s reportable operating segments are as follows:

•

Freight Transportation (ABF Freight), the Company’s principal operating segment, includes the results of operations of ABF Freight System, Inc. and certain other subsidiaries. The operations of ABF Freight include national, inter-regional, and regional transportation of general commodities through standard, expedited, and guaranteed LTL services. Revenue and expense for freight transportation related to consumer household goods self-move services provided to ABF Moving by ABF Freight are reported in the ABF Freight operating segment and certain support costs related to these services are allocated to ABF Freight from the ABF Moving operating segment.

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

•

Household Goods Moving Services (ABF Moving) includes the results of operations of the Company’s subsidiaries that provide transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. ABF Freight provides transportation services to ABF Moving. Certain costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight operating segment.

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

The following tables reflect reportable operating segment information for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$511,346	$523,351	$1,456,924	$1,445,079
Premium Logistics (Panther)	73,583	82,784	229,146	236,435
Emergency & Preventative Maintenance (FleetNet)	45,181	40,117	129,685	120,123
Transportation Management (ABF Logistics)	49,270	40,672	147,061	105,882
Household Goods Moving Services (ABF Moving)	43,076	35,338	93,870	72,943
Other and eliminations	(13,076)	(10,967)	(37,915)	(32,617)
Total consolidated revenues	$709,380	$711,295	$2,018,771	$1,947,845

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$304,865	$294,826	$884,875	$835,354
Fuel, supplies, and expenses	77,708	91,406	236,381	275,473
Operating taxes and licenses	12,444	11,262	36,762	34,525
Insurance	8,288	6,498	20,340	17,859
Communications and utilities	3,808	3,768	11,559	11,741
Depreciation and amortization	18,841	17,746	54,528	50,925
Rents and purchased transportation	56,920	69,985	151,144	172,954
Gain on sale of property and equipment	(565)	(333)	(1,403)	(576)
Pension settlement expense(1)	572	627	1,860	4,224
Other	1,888	2,829	6,167	7,211
Total Freight Transportation (ABF Freight)	484,769	498,614	1,402,213	1,409,690

Premium Logistics (Panther)
Purchased transportation	54,015	61,298	168,569	176,057
Depreciation and amortization(2)	2,773	2,891	8,636	8,465
Salaries, benefits, insurance, and other	14,062	14,476	43,174	40,072
Total Premium Logistics (Panther)	70,850	78,665	220,379	224,594

Emergency & Preventative Maintenance (FleetNet)	44,225	39,378	126,542	117,283
Transportation Management (ABF Logistics)	47,478	39,612	142,686	103,433
Household Goods Moving Services (ABF Moving)	40,048	32,029	89,207	69,852
Other and eliminations(1)	(11,428)	(9,944)	(30,439)	(28,197)
Total consolidated operating expenses	$675,942	$678,354	$1,950,588	$1,896,655

(1)

Pension settlement expense totaled $0.8 million (pre-tax) on a consolidated basis for the three months ended September 30, 2015 and 2014, of which $0.6 million was reported by ABF Freight, $0.2 million was reported in Other and eliminations, and less than $0.1 million was reported by the asset-light logistics operating segments. Pension settlement expense totaled $2.5 million (pre-tax) and $5.4 million (pre-tax) on a consolidated basis for the nine months ended September 30, 2015 and 2014, respectively, of which $1.9 million and $4.2 million was reported by ABF Freight, $0.5 million and $1.1 million was reported in Other and eliminations, and $0.1 million was reported by the asset-light logistics operating segments, for the respective periods.

(2)	Depreciation and amortization consists primarily of amortization of intangibles, including customer relationships and software associated with the June 15, 2012 acquisition of Panther.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(in thousands)
OPERATING INCOME
Freight Transportation (ABF Freight)	$26,577	$24,737	$54,711	$35,389
Premium Logistics (Panther)	2,733	4,119	8,767	11,841
Emergency & Preventative Maintenance (FleetNet)	956	739	3,143	2,840
Transportation Management (ABF Logistics)	1,792	1,060	4,375	2,449
Household Goods Moving Services (ABF Moving)	3,028	3,309	4,663	3,091
Other and eliminations	(1,648)	(1,023)	(7,476)	(4,420)
Total consolidated operating income	$33,438	$32,941	$68,183	$51,190

OTHER INCOME (COSTS)
Interest and dividend income	378	215	882	600
Interest and other related financing costs	(1,157)	(834)	(3,183)	(2,367)
Other, net	(613)	234	(15)	1,549
Total other costs	(1,392)	(385)	(2,316)	(218)
INCOME BEFORE INCOME TAXES	$32,046	$32,556	$65,867	$50,972

The following table presents operating expenses by category on a consolidated basis for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$334,144	$321,781	$973,570	$914,559
Rents, purchased transportation, and other costs of services	209,744	215,719	588,329	564,024
Fuel, supplies, and expenses	77,067	89,337	231,097	269,401
Depreciation and amortization	23,373	22,178	68,221	63,855
Other	31,614	29,339	89,371	84,816
Total consolidated operating expenses	$675,942	$678,354	$1,950,588	$1,896,655

NOTE K – LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

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

Environmental Matters

The Company’s subsidiaries store fuel for use in tractors and trucks in 62 underground tanks located in 18 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. The Company believes it is in substantial compliance with all such regulations. The Company’s underground storage tanks are required to have leak detection systems. The Company is not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on the Company.

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

Certain ABF Freight branch facilities operate with storm water permits under the federal Clean Water Act (the “CWA”). The storm water permits require periodic monitoring and reporting of storm water sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a storm water permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight intends to vigorously defend against the claims in this matter. Due to the nature of the materials in the runoff samples taken at the site by Company representatives, it is unlikely that this matter will result in any requirement for remediation of contaminants. The Company expects to resolve this matter for an amount less than $0.2 million, although there can be no assurances in this regard.

ABF Freight received a similar Notice of Intent to Sue from another citizens group in December 2014 alleging CWA violations at its Brooklyn, New York branch. During the investigation of the allegations contained in the Notice of Intent to Sue, it was determined that the operations at the Brooklyn site were being conducted in a manner protected from storm water and, as a result, the site qualified for exemption from the permitting requirements of the Clean Water Act under a procedure known as “no exposure certification” (“NEC”). In December 2014, ABF Freight made an NEC filing with the New York State Department of Environmental Conservation covering the Brooklyn facility. During first quarter 2015, the citizens group filed suit against ABF Freight in the United States District Court for the Eastern District of New York asserting the violations of the CWA that were identified in the Notice of Intent to Sue and contesting the validity of the NEC filing. It is not possible to assess potential damages or make an assessment of the probability of future losses at this time as discovery is in process. Therefore, no liability has been established at September 30, 2015 in connection with this matter.

At September 30, 2015 and December 31, 2014, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.8 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Legal Proceedings

On December 23, 2014, Jaguar Land Rover Limited filed suit against Panther in the Northern District of Ohio under various causes of action, collectively falling under a trademark infringement claim. Panther believes the claim is without merit and will vigorously defend itself against this claim. It is not possible to determine the likelihood of loss or the amount of any damages that could be assessed against Panther in this matter as discovery is in process. Therefore, no liability has been established in connection with this matter as of September 30, 2015.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(in thousands, except per share data)
REVENUES
Freight Transportation (ABF Freight)	$511,346	$523,351	$1,456,924	$1,445,079
Premium Logistics (Panther)	73,583	82,784	229,146	236,435
Emergency & Preventative Maintenance (FleetNet)	45,181	40,117	129,685	120,123
Transportation Management (ABF Logistics)	49,270	40,672	147,061	105,882
Household Goods Moving Services (ABF Moving)	43,076	35,338	93,870	72,943
Other and eliminations	(13,076)	(10,967)	(37,915)	(32,617)
Total consolidated operating revenues	$709,380	$711,295	$2,018,771	$1,947,845

OPERATING INCOME
Freight Transportation (ABF Freight)	$26,577	$24,737	$54,711	$35,389
Premium Logistics (Panther)	2,733	4,119	8,767	11,841
Emergency & Preventative Maintenance (FleetNet)	956	739	3,143	2,840
Transportation Management (ABF Logistics)	1,792	1,060	4,375	2,449
Household Goods Moving Services (ABF Moving)	3,028	3,309	4,663	3,091
Other and eliminations	(1,648)	(1,023)	(7,476)	(4,420)
Total consolidated operating income	$33,438	$32,941	$68,183	$51,190

NET INCOME	$19,154	$19,618	$39,866	$31,633

DILUTED EARNINGS PER SHARE	$0.72	$0.72	$1.48	$1.16

Our consolidated revenues for the three and nine months ended September 30, 2015 decreased 0.3% and increased 3.6%, respectively, compared to the same prior-year periods. ABF Freight (asset-based business) revenues decreased 2.3% and increased 1.1% on a per day basis for the three and nine months ended September 30, 2015, compared to the same periods of 2014. The decrease in ABF Freight’s revenue for third quarter 2015 was due to a decline in tonnage levels, offset in part by a slight improvement in yield, as measured by billed revenue per hundredweight, while the revenue increase for the nine months ended September 30, 2015 primarily reflects yield improvement. ABF Freight’s revenues for both the three and nine months ended September 30, 2015, were also negatively impacted by lower fuel surcharges associated with decreased fuel prices in the 2015 periods, as compared to 2014. On a combined basis, revenues of our asset-light logistics operating segments increased 6.1% and 12.0% for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014 on higher business volumes due, in part, to more comprehensive customer services being offered across our consolidated enterprise and to the revenues resulting from the January 2015 acquisition of Smart Lines Transportation Group, LLC. Total asset-light logistics operating segments generated approximately 29% of total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2015.

Our consolidated operating income for the three and nine months ended September 30, 2015 was improved versus the comparable prior-year periods, benefiting from improved cost management at ABF Freight through better utilization of owned equipment and driver resources, as well as more effective use of purchased transportation and rented equipment. Higher revenues for the nine months ended September 30, 2015, compared to the same period of 2014, also influenced the improvement in consolidated operating results. The consolidated operating income, net income, and per share amounts for the three and nine months ended September 30, 2015 and 2014 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

For the nine months ended September 30, 2015,  consolidated operating results were also impacted by an increase in healthcare claims costs. Consolidated nonunion healthcare costs increased $6.1 million for the nine months ended

September 30, 2015, respectively, over the same period of 2014, primarily due to an increase in severity of claims. These costs were partially offset by a decrease in other nonunion benefit costs including lower pension settlement charges related to our nonunion defined benefit pension plan.

Consolidated pension settlement expense was $0.8 million and $2.5 million (pre-tax), or $0.5 million and $1.5 million (after-tax) and $0.02 and $0.06 per share, for the three and nine months ended September 30, 2015, respectively, compared to $0.8 million and $5.4 million (pre-tax), or $0.5 million and $3.3 million (after-tax) and $0.02 and $0.13 per share, for the same respective prior-year periods. We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million (pre-tax) per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

For the three and nine months ended September 30, 2015, the “Other and eliminations” line of operating income includes additional investments in enterprise solutions to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. This initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact. We estimate that quarterly costs associated with this initiative and the related impact on the “Other and eliminations” costs in the fourth quarter of 2015 will be comparable to the third quarter level of approximately $1.0 million.

In addition to the above items, the comparisons of consolidated net income and earnings per share for the three and nine months ended September 30, 2015, versus the same periods of 2014, were impacted by lower income from changes in the cash surrender value of life insurance policies and higher effective tax rates in the 2015 periods. A portion of our cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. As a result of changes in cash surrender value of life insurance, diluted earnings per share was lower by $0.03 per share and $0.05 per share in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods of 2014. Our effective tax rate was 40.2% and 39.5% for the three and nine months ended September 30, 2015, respectively, and 39.7% and 37.9% for the three and nine months ended September 30, 2014, respectively, as further described in the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	($ thousands)
CONSOLIDATED ADJUSTED EBITDA
Net income	$19,154	$19,618	$39,866	$31,633
Interest and other related financing costs	1,157	834	3,183	2,367
Income tax provision	12,892	12,938	26,001	19,339
Depreciation and amortization	23,373	22,177	68,221	63,855
Amortization of share-based compensation	2,110	1,694	6,343	5,362
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,655	1,480	5,513	7,373
	$60,341	$58,741	$149,127	$129,929

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

ABF Freight represented approximately 71% of our total revenues before other revenues and intercompany eliminations for the three and nine months ended September 30, 2015. As of September 2015, approximately 79% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first nine months of 2015, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, which we have experienced since third quarter 2014, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight revised its standard fuel surcharge program effective February 4, 2015. The modified fuel surcharge scale, which was changed to increase the fuel surcharge rate at lower fuel prices, impacts approximately 40% of ABF Freight’s shipments and primarily affects noncontractual customers. Despite the revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s year-over-year revenue comparisons for the three and nine months ended September 30, 2015 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

ABF Freight is generally effective in managing its costs to business levels. Labor costs, including retirement and healthcare benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s labor agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. ABF Freight’s total salaries, wages, and benefits, amounted to 59.6% and 60.7% of ABF Freight’s revenue for the three and nine months ended September 30, 2015, respectively, compared to 56.3% and 57.8% for the same respective periods of 2014. In addition to higher salaries, wages, and benefits expense, the year-over-year increases as a percentage of revenue were influenced by the effect of lower fuel surcharges on ABF Freight’s revenues for the three and nine months ended September 30, 2015. Labor costs are discussed further in the ABF Freight Operating Segment Results section of Results of Operations.

ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. We expect the combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules to be crucial factors in more closely aligning ABF Freight’s labor cost structure with that of its competitors. However, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These benefit rates include contributions to multiemployer plans, a portion of which are used to pay benefits to individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution periods which began August 1, 2014 and 2015. The rate freezes for the annual contribution period which began August 1, 2014 impacted multiemployer pension plans to which ABF Freight made approximately 80% of its total multiemployer pension contributions for the year ended December 31, 2014. Based on currently available information, we expect rate freezes for the annual contribution period which began August 1, 2015 to impact approximately 70% of our multiemployer pension contributions for the year ended December 31, 2015.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 that was signed into law on December 16, 2014, includes new provisions to address the funding of multiemployer pension plans in critical and declining status, including certain of those in which ABF Freight participates. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury”) for the suspension of certain benefits. Any actions taken by multiemployer pension plan trustees under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under its current contract with the IBT, and we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. However, management believes the Reform Act is a constructive step in addressing the complex funding issue facing multiemployer pension plans and their contributing employers.

In September 2015, the Central States Pension Plan filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which includes benefit reductions for participants of the Central States Pension Plan. The proposed benefit reductions in the pension rescue plan, which are subject to various requirements and restrictions, vary depending on participants’ age, retirement status, years of credited service, and whether the participants’ current or former employer who withdrew from the multiemployer pension plan either failed to pay their full employer withdrawal obligations or paid their full employer withdrawal liability and guaranteed protection of the participants’ benefits. If the Treasury approves the proposed pension rescue plan, participants of the Central States Pension Plan will have an opportunity to vote on whether the plan should be implemented; however, by law, the Treasury can override a negative participant vote and order that the pension rescue plan be implemented or modified. If approved, the pension rescue plan would be implemented in July 2016 based on the application filing date. As previously disclosed, the implementation of the rescue plan sought by the Central States Pension Plan would not reduce the benefit rates ABF Freight is obligated to pay under the ABF NMFA which will remain in effect through March 31, 2018.

ABF Freight Operating Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
ABF Freight Operating Expenses
Salaries, wages, and benefits	59.6%	56.3%	60.7%	57.8%
Fuel, supplies, and expenses	15.2	17.5	16.2	19.1
Operating taxes and licenses	2.4	2.2	2.5	2.4
Insurance	1.6	1.2	1.4	1.2
Communications and utilities	0.8	0.7	0.8	0.8
Depreciation and amortization	3.7	3.4	3.8	3.5
Rents and purchased transportation	11.1	13.4	10.4	12.0
Gain on sale of property and equipment	(0.1)	(0.1)	(0.1)	—
Pension settlement expense	0.1	0.1	0.1	0.3
Other	0.4	0.6	0.4	0.5
	94.8%	95.3%	96.2%	97.6%

ABF Freight Operating Income	5.2%	4.7%	3.8%	2.4%

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2015	2014	% Change	2015	2014	% Change
Workdays	64.0	64.0		190.0	190.5
Billed revenue(1) per hundredweight, including fuel surcharges	$29.68	$29.53	0.5%	$28.95	$28.54	1.4%
Pounds	1,711,904,743	1,755,062,813	(2.5)%	5,039,227,064	5,070,469,284	(0.6)%
Pounds per day	26,748,512	27,422,856	(2.5)%	26,522,248	26,616,637	(0.4)%
Shipments per day	21,001	20,783	1.0%	20,271	19,554	3.7%
Shipments per DSY(2) hour	0.449	0.457	(1.8)%	0.453	0.456	(0.7)%
Pounds per DSY(2) hour	572.47	603.56	(5.2)%	592.46	621.23	(4.6)%
Pounds per shipment	1,274	1,320	(3.5)%	1,308	1,361	(3.9)%
Pounds per mile(3)	19.28	19.44	(0.8)%	19.62	20.18	(2.8)%

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

(3)

Total pounds per mile is used by ABF Freight to measure labor efficiency of its linehaul operations, although this metric is influenced by other factors including freight density, loading efficiency, average length of haul, and the degree to which purchased transportation, including rail service, is used.

ABF Freight Revenues

ABF Freight’s revenues for the three and nine months ended September 30, 2015 totaled $511.3 million and $1,456.9 million, respectively, compared to $523.4 million and $1,445.1 million for the same periods of 2014. On a per-day basis, ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 2.0% and increased 1.1% for the three and nine months ended September 30, 2015, respectively, compared to the same prior-year periods, reflecting decreases in tonnage per day of 2.5% and 0.4% and increases in total billed revenue per hundredweight of 0.5% and 1.4%, respectively. The increases in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

Current freight market conditions, which are being impacted by higher customer inventory levels and lower industrial-related manufacturing production, have contributed to ABF Freight’s third quarter 2015 tonnage decline. With the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments. As a result, ABF Freight’s average weight per shipment declined 3.5% and 3.9% for the three and nine months ended September 30, 2015, respectively, compared to the same prior-year periods, while shipment counts increased during the 2015 periods.

ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.4%  effective November 3, 2014 and March 24, 2014, although the rate changes vary by lane and shipment characteristics. For the three- and nine-month periods ended September 30, 2015, prices on accounts subject to annually negotiated contracts which were renewed during the period increased 4.9% compared to the same prior-year period. Effective October 5, 2015, ABF Freight implemented a nominal rate increase on LTL base rate tariffs of 4.95%.

The increases in total billed revenue per hundredweight for the three and nine months ended September 30, 2015, compared to the same periods of 2014, reflect changes in profile and business mix, including, for the nine-month period, a higher proportion of LTL-rated business which generally has a higher revenue per hundredweight than truckload-rated business. The year-over-year increases in the billed revenue per hundredweight measure were influenced by the 2014 general rate increases and improvements in contractual and deferred pricing, offset, in part, by lower fuel surcharge revenue as discussed further in the Fuel section of the ABF Freight Segment Overview. Compared to the same prior-year periods, ABF Freight’s average nominal fuel surcharge rate for the three and six months ended September 30, 2015 dropped approximately 700 basis points from 2014 levels. Excluding changes in fuel surcharges and freight profile, average pricing on ABF Freight’s traditional LTL business experienced low-single digit percentage increases for the three and nine months ended September 30, 2015, compared to the same periods of 2014.

ABF Freight Revenues — October 2015

ABF Freight’s billed revenues for the month of October 2015 were approximately 4% lower than October 2014 on a per-day basis, reflecting a decline in average daily total tonnage of approximately 6%, partially offset by an increase in total billed revenue per hundredweight of approximately 2%, which includes the effect of lower fuel surcharges. The October 2015 decline in tonnage reflects comparison to strong tonnage growth experienced in the 2014 period, continued weak freight markets, and the continued shift to fewer spot volume shipments during the 2015 period. The October 2015 increase in billed revenue per hundredweight was positively impacted by business mix and improved pricing in the 2015 period, including the effect of the November 3, 2014 and October 5, 2015 general rate increases. Total billed revenue per hundredweight for October 2015 increased approximately 2% above September 2015 and was flat compared to the third quarter 2015 measure, while the impact of lower fuel surcharges remained consistent between the periods. There can be no assurances that the current pricing trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

ABF Freight Operating Income

ABF Freight generated operating income of $26.6 million and $54.7 for the three- and nine-month periods ended September 30, 2015, compared to operating income of $24.7 million and $35.4 million for the same respective periods of 2014. ABF Freight’s operating ratio for the three- and nine- month periods ended September 30, 2015 improved by 0.5 and 1.4 percentage points, respectively. ABF Freight’s ability to further improve its operating ratio is impacted by: managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) in line with tonnage levels, securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses and costs of the ABF Freight operating segment as salaries, wages, and benefits, amounted to 59.6% and 60.7% of ABF Freight’s revenue for the three- and nine-month periods ended September 30, 2015, respectively, compared to 56.3% and 57.8% for the same respective periods of 2014. Salaries, wages, and benefits costs increased $10.0 million and $49.5 million, or 3.3% and 2.9% as a percentage of revenue, for the three and nine months ended September 30, 2015, respectively, compared to the same prior-year periods. The increase as a percentage of revenue was influenced by the effect on ABF Freight’s revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. The increase in labor costs reflects increased utilization in the 2015 periods of ABF Freight road drivers versus purchased transportation, for which expenses declined compared to the prior year periods. In addition, contractual wage and benefit rates paid to these road drivers were at higher levels as the ABF NMFA contractual wage rate increased 2.0% effective July 1, 2014 and again on July 1, 2015, and, including the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Operating Segment Overview section of Results of Operations, the health, welfare, and pension benefit rate increased an average of approximately 3.3% and 3.7% effective primarily on August 1, 2014 and 2015, respectively.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight strives to maintain customer service. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs. Shipments per DSY hour, which decreased 1.8% and 0.7% for the three and nine months ended September 30, 2015, respectively, reflect improvement in dock handling productivity which was more than offset by reduced efficiency in the street operations as ABF Freight focused on improving customer service. Lower weight per shipment for the three and nine months ended September 30, 2015 also contributed to lower pounds per DSY hour and decreases in pounds per mile compared to the same prior-year periods. The lower weight per shipment in the 2015 periods reflects smaller average shipment sizes and, for the nine months ended September 30, 2015, a shift in business mix to a higher proportion of LTL-rated shipments than truckload-rated shipments.

Fuel, supplies, and expenses as a percentage of revenue decreased 2.3% and 2.9% for the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014, primarily due to a decrease in ABF Freight’s average fuel price per gallon (excluding taxes) of approximately 40%.

Rents and purchased transportation as a percentage of revenue decreased 2.3% and 1.6% for the three and nine months ended September 30, 2015, compared to the same prior-year periods. The decrease was primarily attributable to lower utilization of other service providers and agents and lower fuel surcharges associated with purchased transportation services. Purchased transportation miles were down approximately 15% for the third quarter and approximately 20% for the nine-month period ended September 30, 2015, compared to the same periods of 2014, due to increased utilization of ABF Freight road drivers. Rental expense for revenue equipment also decreased for the three and nine months ended September 30, 2015, compared to the same prior-year periods, reflecting improved equipment management and tractor and trailer purchases made during 2014 and 2015.

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

For the three and nine months ended September 30, 2015, the combined revenues of our asset-light logistics operating segments totaled $211.1 million and $599.8 million, respectively, accounting for approximately 29% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $198.9 million and $535.4 million, or approximately 28% and 27% of total revenues before other revenues and intercompany eliminations, for the respective periods of 2014.

During 2015, we have continued to invest in the strategic development of our asset-light logistics operating segments, including the acquisition of Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, in January 2015. The investments we are making to grow our asset-light logistics businesses are part of management’s long-term strategy to ensure we are well equipped to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services.

Premium Logistics (Panther)

Panther’s revenues totaled $73.6 million and $229.1 million for the three and nine months ended September 30, 2015, respectively, compared to $82.8 million and $236.4 million for the same periods in 2014. Panther generated record levels of revenue and operating profit in 2014 amid a macroenvironment of limited availability of truckload capacity in the spot market, which contributed to higher demand for expedited freight services. For the 2015 periods, Panther’s revenues reflect an increase in shipment levels which were more than offset by lower revenue per shipment, primarily due to increased truckload capacity in the spot market and changes in account mix which resulted in smaller sized-shipments and a  shorter average length of haul.

Panther generated operating income of $2.7 million and $8.8 million for the three and nine months ended September 30, 2015, respectively, compared to $4.1 million and $11.8 million in the same prior-year periods. The decrease in operating income for the 2015 periods primarily reflects lower revenue levels. The operating income decline for the nine-month period ended September 30, 2015 was also impacted by unfavorable healthcare and casualty claims, which increased operating expense by a combined $2.1 million over the same period of 2014.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $45.2 million and $129.7 million for the three and nine months ended September 30, 2015, respectively, compared to $40.1 million and $120.1 million for the same prior-year periods. The 12.6% and 8.0% revenue growth for the three and nine months ended September 30, 2015, respectively, was driven primarily by an increase in service events from new and existing customers.

FleetNet’s operating income improved to $1.0 million and $3.1 million for the three and nine months ended September 30, 2015, respectively, from $0.7 million and $2.8 million in the same prior-year periods. The operating income improvement for the 2015 periods is due primarily to higher revenues and improved labor efficiencies and, for the nine-month period ended September 30, 2015, lower bad debt expense compared to the same period of 2014 when FleetNet incurred a write-off of receivables associated with a customer bankruptcy. The impact of these items on operating income improvement in 2015 was offset, in part, by increases in healthcare costs of $0.2 million and $0.8 million for the three and nine months ended September 30, 2015, respectively, versus the comparable prior year periods.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $49.3 million and $147.1 million for the three and nine months ended September 30, 2015, respectively, compared to $40.7 million and $105.9 million for the same prior-year periods. The 21.1% and 38.9% increases in revenues during the three and nine months ended September 30, 2015, respectively, primarily reflect increased truck brokerage business generated from an expanded customer base. The 2015 periods also benefited from revenues contributed by the January 2015 acquisition of Smart Lines Transportation Group, LLC.

For the three and nine months ended September 30, 2015, operating income totaled $1.8 million and $4.4 million, respectively, compared to $1.1 million and $2.4 million for the respective prior-year periods, reflecting revenue growth and improved gross margins.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $43.1 million and $93.9 million for the three and nine months ended September 30, 2015, respectively, compared to $35.3 million and $72.9 million in the same periods of 2014. The 21.9% and 28.7% revenue growth during the three and nine months ended September 30, 2015, respectively, was primarily attributable to an increase in government shipments.

ABF Moving’s third quarter 2015 operating income declined to  $3.0 million from $3.3 million in third quarter 2014 as the impact of higher revenues related to government business, which earn lower gross margins than corporate and consumer moving services, were more than offset by increased operating expenses, primarily advertising costs and third-party casualty claims. For the nine months ended September 30, 2015, operating income improved to $4.7 million from $3.1 million in the same prior-year period, primarily due to increased revenue levels.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the asset-light logistics reportable operating segments generated $12.1 million and $32.2 million of EBITDA for the three and nine months ended September 30, 2015, respectively, compared to $13.0 million and $31.1 million for the same respective periods of 2014.

	Three Months Ended September 30
	2015			2014
	Operating	Depreciation and		Operating	Depreciation and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$2,733	$2,773	$5,506	$4,119	$2,891	$7,010
Emergency & Preventative Maintenance (FleetNet)	956	279	1,235	739	266	1,005
Transportation Management (ABF Logistics)	1,792	259	2,051	1,060	256	1,316
Household Goods Moving Services (ABF Moving)	3,028	287	3,315	3,309	349	3,658
Total non-asset-based segments	$8,509	$3,598	$12,107	$9,227	$3,762	$12,989

	Nine Months Ended September 30
	2015			2014
	Operating	Depreciation and		Operating	Depreciation and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$8,767	$8,636	$17,403	$11,841	$8,465	$20,306
Emergency & Preventative Maintenance (FleetNet)	3,143	838	3,981	2,840	677	3,517
Transportation Management (ABF Logistics)	4,375	789	5,164	2,449	725	3,174
Household Goods Moving Services (ABF Moving)	4,663	975	5,638	3,091	1,043	4,134
Total non-asset-based segments	$20,948	$11,238	$32,186	$20,221	$10,910	$31,131

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. ABF Freight also continues to experience increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although ABF Freight’s overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during the three and nine months ended September 30, 2015, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to offset inflationary and contractual cost increases.

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

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the environmental matters to which we are subject and the reserves we currently have recorded in our consolidated financial statements for amounts related to such matters.

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

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, in operating our business. These systems include proprietary software programs that are integral to the efficient operation of our business. It is important that the data processed by these systems remain confidential. In addition, cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems could have a significant impact on our operations. Certain of our software applications or underlying data are utilized by third parties who provide certain outsourced administrative functions, which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	September 30	December 31
	2015	2014
	(in thousands)
Cash and cash equivalents(1)	$191,646	$157,042
Short-term investments, primarily FDIC-insured certificates of deposit	69,567	45,909
Total unrestricted	261,213	202,951
Restricted cash(2)	1,387	1,386
Total(3)	$262,600	$204,337

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. Cash and cash equivalents totaling $66.3 million and $77.3 million were not FDIC insured  at  September 30, 2015 and December 31, 2014, respectively.

Unrestricted cash, cash equivalents, and short-term investments increased $58.3 million from December 31, 2014 to September 30, 2015. The increase in unrestricted funds includes $35.0 million borrowed under the accounts receivable securitization program (further described in the following Financing Arrangements section). During the nine-month period ended September 30, 2015, cash provided by operations of $119.6 million was used to fund $49.5 million of capital expenditures net of proceeds from asset sales (and an additional $51.0 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $22.1 million of notes payable and capital leases; purchase $10.0 million of treasury stock; fund the acquisition of a privately-owned business for net cash consideration of $5.2 million; and pay dividends of $4.7 million on common stock. Cash provided by operating activities during the nine months ended September 30, 2015 was $1.4 million above the same prior-year period, primarily due to improved operating performance.

Unrestricted cash, cash equivalents, and short-term investments increased $62.0 million from December 31, 2013 to September 30, 2014. During the nine-month period ended September 30, 2014, cash provided by operations which totaled $118.2 million was used to fund $21.1 million of capital expenditures net of proceeds from asset sales (and an additional $41.0 million of certain revenue equipment purchases were financed with notes payable); repay $28.0 million of long-term debt related to the Term Loan, capital leases, and notes payable; fund the acquisition of a privately-owned business for net cash consideration of $2.7 million; and pay dividends of $2.5 million on common stock.

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

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, in January 2015, we began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of September 30, 2015. The fair value of the interest rate swap liability of $1.6 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively.

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

Our accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of September 30, 2015, standby letters of credit of $19.4 million have been issued under the program, which reduced the available borrowing capacity to $45.6 million.

Letter of Credit Agreements and Surety Bond Programs

As of September 30, 2015, we had letters of credit outstanding of $21.3 million (including $19.4 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of September 30, 2015, surety bonds outstanding related to our self-insurance program totaled $45.0 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $51.0 million of revenue equipment during the nine months ended September 30, 2015, for which the minimum principal payments are recorded in long-term debt. We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements for which the present values of net minimum lease payments are recorded in long-term debt; however, we did not enter into such agreements during the nine months ended September 30, 2015. During October 2015, ABF Freight financed the purchase of an additional $6.2 million of revenue equipment through promissory note arrangements. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in the operations of ABF Freight and Panther, other equipment, certain construction costs associated with our new corporate headquarters facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of September 30, 2015. These purchase obligations totaled $127.9 million as of September 30, 2015, with $95.0 million estimated to be paid within the next year, and $32.5 million and $0.4 million estimated to be paid in each of the following two-year periods, respectively, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new corporate headquarters facility are included in our 2015 capital expenditure plan.

We have a contractual obligation to repay, in January 2018, the $35.0 million we borrowed on our accounts receivable securitization program in March 2015. Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $87.9 million as of September 30, 2015, an increase of $29.7 million from December 31, 2014. The scheduled maturities of our long-term debt obligations as of September 30, 2015 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We also have a contractual obligation for the fixed-rate interest payments on our interest rate swap agreement which are estimated to exceed the variable-rate interest payments under our Credit Facility by $1.6 million as of September 30, 2015.

There have been no other material changes in the contractual obligations disclosed in our 2014 Annual Report on Form 10-K during the nine months ended September 30, 2015.

For 2015, our total net capital expenditures are estimated to be approximately $160.0 million, which is $40.0 million lower than our previous estimate for the year which we disclosed in our 2014 Annual Report on Form 10‑K. The 2015 estimated net capital expenditures include revenue equipment purchases of $110.0 million, primarily related to road and city tractors and trailers for ABF Freight’s operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $27.0 million are included in the estimate for our previously announced growth initiatives, including construction of call center facilities and an office building in Fort Smith, Arkansas, a portion of which will replace leased space. The remainder of the 2015 expected capital expenditures includes costs of other terminal capital expenditures (including dock/yard equipment) and technology across our businesses. We have the flexibility to adjust planned 2015 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $90.0 million to $95.0 million in 2015.

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

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $262.6 million at September 30, 2015. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. The amendments to our credit agreement and our accounts receivable securitization program executed in January and February of 2015 have increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates of our financing facilities. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition and other factors. On October 22, 2015, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of November 5, 2015 payable on November 19, 2015. This quarterly dividend rate represents a 33% increase from our previous $0.06 per share dividend.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources.  During the nine months ended September 30, 2015, we used cash on hand to purchase 292,186 shares of our common stock for an aggregate cost of $10.0 million. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of our common stock.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of September 30, 2015. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, increased $14.6 million from December 31, 2014 to September 30, 2015, primarily due to increased business levels in September 2015 compared to December 2014.

Accounts Payable

Accounts payable increased $24.1 million from December 31, 2014 to September 30, 2015, primarily due to increased business levels in September 2015 compared to December 2014 and the timing of payments.

Off-Balance Sheet Arrangements

At September 30, 2015, our off-balance sheet arrangements of $184.8 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for ABF Freight’s terminal facilities. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 40.2% and 39.5% for the three and nine months ended September 30, 2015, respectively, compared to an effective tax of 39.7% and 37.9%, respectively, for the three and nine months ended September 30, 2014. The effective tax rates for the first nine months of 2015 and 2014 reflect a benefit of 0.3% from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states. The tax rate for the nine-month period ended September 30, 2014 also reflects a 1.4% benefit from the removal of the valuation allowance on foreign tax credit carryovers.

Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%.  However, various factors may cause the full year 2015 tax rate to vary significantly from the statutory rate.

At September 30, 2015, we had net deferred tax liabilities after valuation allowances of $14.9 million. Valuation allowances for deferred tax assets totaled $0.3 million at September 30, 2015 and December 31, 2014.  We evaluated the need for a valuation allowance for deferred tax assets at September 30, 2015 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of September 30, 2015, deferred tax liabilities which will reverse in future years exceeded deferred tax assets. We had taxable income in 2013 and 2014.  Furthermore, in the event that we incur a loss for tax purposes, certain expense components that generate deferred tax assets are eligible for a significantly longer carryback period if elected. Because there is sufficient taxable income in the longer carryback period, the assets related to these expense items are expected to be fully realized.  The need for additional valuation allowances is continually monitored by management.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the nine months ended September 30, 2015 and September 30, 2014, the income determined under income tax law exceeded financial reporting income.

We made $17.3 million of federal, state and foreign tax payments during the nine months ended September 30, 2015 and received refunds of $0.1 million of federal income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2014 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the nine months ended September 30, 2015. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Management believes that there is no other new accounting guidance issued but not yet effective that will impact our critical accounting policies. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including accounting for leases. As previously proposed, the lease accounting standard would require many operating leases to be reflected as liabilities with associated right-of-use assets.

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

The following table reflects the contractual maturity date and projected interest rates (based on a LIBOR curve, provided by a financial institution independent of the facility, plus our margin) for the $35.0 million borrowing outstanding under the accounts receivable securitization as of September 30, 2015:

					September 30
	Contractual Maturity Date				2015
	Year Ended December 31				Carrying	Fair
	2015	2016	2017	2018(1)	Value	Value
	(in thousands, except interest rates)				(in thousands)
Accounts receivable securitization program	$—	$—	$—	$35,000	$35,000	$35,000
Projected interest rate	1.07%	1.36%	1.86%	2.08%

(1)	Represents principal due and projected interest rate at January 2018 maturity date.

Since December 31, 2014, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

As of September 30, 2015, the Company had a program to repurchase $75.0 million of its common stock in the open market or in privately negotiated transactions. The repurchases may be made either from the Company’s cash reserves or from other available sources. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. During the three months ended September 30, 2015, the Company purchased 128,953 shares of its common stock for an aggregate cost of $4.0 million. As of September 30, 2015, the Company has purchased 1,910,336 shares under the repurchase program for an aggregate cost of $66.8 million.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
7/1/15 – 7/31/15	—	$—	—	$12,203
8/1/15 – 8/31/15	128,953	31.20	128,953	$8,180
9/1/15 – 9/30/15	—	—	—	$8,180
	128,953	$31.20	128,953

(1)	Represents the weighted average price paid per common share including commission.
(2)

On January 23, 2003, the Company announced that the Board of Directors had authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program on July 28, 2005, for a total of $75.0 million authorized. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

ARCBEST CORPORATION
(Registrant)

Date: November 6, 2015	/s/ Judy R. McReynolds
Judy R. McReynolds
President — Chief Executive Officer
and Principal Executive Officer

Date: November 6, 2015	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer