Form 10-K
period 2015-12-31
ARCBEST CORP /DE/
filed 2016-02-26
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year December 31, 2015.

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant as of June 30, 2015, was $779,103,181.

The number of shares of Common Stock, $0.01 par value, outstanding as of February 22, 2016, was 25,784,589.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the registrant’s Annual Stockholders’ Meeting to be held April 26, 2016, are incorporated by reference in Part III of this Form 10-K.

ARCBEST CORPORATION

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would,” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made, we cannot provide assurance that our expectations will prove to be correct. Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to:

•

a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents;

•	union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans;
•	competitive initiatives and pricing pressures;
•	governmental regulations;
•	environmental laws and regulations, including emissions-control regulations;
•	the cost, integration, and performance of any future acquisitions;
•	relationships with employees, including unions, and our ability to attract and retain employees and/or independent owner operators;
•

unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement;

•	general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources;
•	potential impairment of goodwill and intangible assets;
•	availability and cost of reliable third-party services;
•	litigation or claims asserted against us;
•	self-insurance claims and insurance premium costs;
•	availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges;
•

increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes;

•	the loss of key employees or the inability to execute succession planning strategies;
•	the impact of our brands and corporate reputation;
•	the cost, timing, and performance of growth initiatives;
•	default on covenants of financing arrangements and the availability and terms of future financing arrangements;
•	timing and amount of capital expenditures,
•	seasonal fluctuations and adverse weather conditions;
•	regulatory, economic, and other risks arising from our international business; and
•	other financial, operational, and legal risks and uncertainties detailed from time to time in ArcBest Corporation’s Securities and Exchange Commission (“SEC”) public filings.

For additional information regarding known material factors that could cause our actual results to differ from those expressed in these forward-looking statements, please see “Risk Factors” in Item 1A.

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

ITEM 1.BUSINESS

ArcBest Corporation

ArcBest Corporation® (the “Company,” “we,” “us,” and “our”) is a logistics company with The Skill & The Will® to solve complex freight transportation and logistics challenges. The Company, formerly known as Arkansas Best Corporation, was incorporated in Delaware in 1966. On May 1, 2014, we changed our name to ArcBest Corporation and our common stock began trading on the NASDAQ Global Select Market under a new symbol, ARCB. In conjunction with our name change, we adopted a new unified logo system as we strengthen our identity as a holistic provider of transportation and logistics solutions for a wide variety of customers. The Skill and The Will embodies our vision to find a way to meet our customers’ transportation and logistics needs. By focusing on our values — creativity, integrity, collaboration, growth, excellence, and wellness — we work together to deliver solutions to our customers, support our employees, grow our business with integrity, and strive to exceed expectations. From Fortune 100 companies to small businesses, our customers trust and rely on ArcBest brands and companies for all their transportation and logistics needs. Our employees deliver knowledge, expertise and a can-do attitude with every shipment and supply chain solution, residential move, and vehicle repair.

ArcBest Corporation, the parent holding company, has five reportable operating segments. Our principal operations are conducted through our Freight Transportation (ABF Freight®) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our asset-light logistics segments, which accounted for approximately 29% of our 2015 total revenues before other revenues and intercompany eliminations, are: Premium Logistics (Panther), Transportation Management (ABF Logistics®), Emergency & Preventative Maintenance (FleetNet), and Household Goods Moving Services (ABF Moving®). As of December 2015, we had approximately 13,000 active employees of which approximately 65% were members of labor unions.

Our strategy is to be a balanced, highly profitable and financially sustainable enterprise, using creativity and cooperation to solve transportation and logistics challenges for customers worldwide who value quality and an exceptional experience. We work to build long-term shareholder value by:

•

Expanding our revenue opportunities. We seek to expand our revenue opportunities through deepening our existing customer relationships and securing new ones. We build relationships that last for decades and our customers assign a high degree of value for the high level of service and professionalism we provide. When customers talk about us, they say that we solve problems, we are easy to do business with, and we are good partners who understand them. This focus on meeting our customers’ needs has resulted in the development of many of the businesses we now operate.

•

Balancing our revenue and profit mix. We are differentiated from our competition in our ability to offer logistics solutions with a wide variety of fulfillment options which can include our own assets. As our asset-light logistics businesses continue to grow alongside ABF Freight, we are balancing the mix of our revenue and profits between our asset-based and asset-light businesses. This balance drives long-term financial sustainability by making our business less capital-intensive relative to its size, and by reducing volatility in our business performance through varying cycles, events, and/or environments.

•

Optimizing our cost structure. We are focused on profitable growth, which causes us to continually review our costs and investment decisions accordingly. Our technology infrastructure enables business processes, insight and analytics that allow us to optimize our cost structure, and we continue to invest in technology to transform our business. Management is also incentivized to drive long-term shareholder value.

We continually analyze where additional capital should be invested and where management resources should be focused to improve relationships with customers and meet their expanding needs. Our management is focused on increasing returns to our stockholders. In response to customers’ needs for expanded service offerings, we have strategically increased investment in our asset-light logistics businesses. The additional resources invested in growing the asset-light logistics businesses is part of management’s long-term strategy to ensure we are positioned to serve the changing marketplace through these businesses and our traditional less-than-truckload (“LTL”) operations by providing a comprehensive suite of transportation and logistics services. As part of such strategy, we have completed the following acquisitions and changes to our business model:

•

On June 15, 2012, we acquired Panther Expedited Services, Inc., one of North America’s largest providers of expedited freight transportation services with expanding service offerings in premium freight logistics and freight forwarding.

•	On May 31, 2013, we acquired a privately-owned business which is included in the ABF Moving segment.

•	Effective July 1, 2013, we formed the ABF Logistics segment in a strategic alignment of the sales and operations functions of our logistics businesses.
•	On April 30, 2014, we acquired a privately-owned business which is reported within the FleetNet segment.
•	During 2014, we established our enterprise solutions group to offer more easily accessible transportation and logistics solutions for our customers through a single point of contact.
•	On January 2, 2015, ABF Logistics acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately-owned truckload brokerage firm.
•	On December 1, 2015, ABF Logistics acquired Bear Transportation Services, L.P. (“Bear”), a privately-owned truckload brokerage firm.

Through ABF Freight, Panther, ABF Logistics, FleetNet, and ABF Moving, we offer end-to-end solutions and expertise for our customers’ unique transportation and logistics needs, including: domestic and global transportation of LTL, truckload or full-container load (“FCL”), and less-than container load (“LCL”) shipments; expedited ground and time-definite delivery solutions; freight forwarding services; freight brokerage; transportation and warehouse management services; roadside assistance and total maintenance services for medium- and heavy-duty vehicles; and household goods moving market services for consumers, corporations, and the military.

Freight Transportation (ABF Freight) Segment

ABF Freight Business Overview

The ABF Freight segment includes ABF Freight System, Inc., our largest subsidiary, and certain other subsidiaries, including ABF Freight System (B.C.), Ltd.; ABF Freight System Canada, Ltd.; ABF Cartage, Inc.; and Land-Marine Cargo, Inc. ABF Freight’s revenues, which totaled $1.9 billion, $1.9 billion, and $1.8 billion for the year ended December 31, 2015, 2014, and 2013, respectively, accounted for approximately 71%, 73%, and 75% of our total revenues before other revenues and intercompany eliminations in the respective year. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2015, 2014, and 2013.

ABF Freight has been in continuous service since 1923. ABF Freight System, Inc. is the successor to Arkansas Motor Freight, a business originally organized in 1935 which was the successor to a local transfer and storage carrier that was originally organized in 1923. ABF Freight expanded operations through several strategic acquisitions and organic growth and is now one of the largest LTL motor carriers in North America, providing direct service to more than 98% of U.S. cities having a population of 30,000 or more. ABF Freight provides interstate and intrastate direct service to more than 48,000 communities through 248 service centers in all 50 states, Canada, and Puerto Rico. ABF Freight also provides motor carrier freight transportation services to customers in Mexico through arrangements with trucking companies in that country.

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

ABF Freight provides shipping services to its customers by transporting a wide variety of large and small shipments to geographically dispersed destinations. Typically, LTL shipments are picked up at customers’ places of business and consolidated at a local service terminal. Shipments are consolidated by destination for transportation by intercity units to their destination cities or to distribution centers. At distribution centers, shipments from various terminals can be reconsolidated for other distribution centers or, more typically, local terminals. After arriving at a local terminal, a shipment is delivered to the customer by local trucks operating from the terminal. In some cases, when one large shipment or a sufficient number of different shipments at one origin terminal are going to a common destination, they can be combined to make a full trailer load. A trailer is then dispatched to that destination without rehandling. The LTL transportation industry, which requires networks of local pickup and delivery service centers combined with larger distribution facilities, is significantly more infrastructure-intensive than truckload operations and, as such, has higher barriers to entry. Costs associated with an expansive LTL network, including investments in or costs associated with real estate and labor costs related to local pickup, delivery, and cross-docking of shipments, are to a large extent fixed in nature unless service levels are significantly changed.

ABF Freight offers regional service with its traditional long-haul model to facilitate its customers’ next-day and second-day delivery needs in most areas throughout the United States. Development and expansion of the regional network required added labor flexibility, strategically positioned freight exchange points, and increased door capacity at a number of key locations. Regional service offerings within the ABF Freight network have resulted in reduced transit times and allows for consistent and continuous LTL service. ABF Freight defines the regional market, which represented approximately 60% of its tonnage in 2015, as tonnage moving 1,000 miles or less.

During the year ended December 31, 2015, no single customer accounted for more than 4% of ABF Freight’s revenues, and the 10 largest customers, on a combined basis, accounted for approximately 12% of its revenues. In 2015, ABF Freight managed 5.1 million customer shipments weighing a total of 6.6 billion pounds for an average weight of 1,298 pounds per shipment. As of December 31, 2015, ABF Freight utilized approximately 4,200 tractors and 20,800 trailers in its linehaul and local pickup and delivery operations.

ABF Freight Employees

As of December 2015, ABF Freight had approximately 11,000 active employees. Employee compensation and related costs are the largest components of ABF Freight’s operating expenses. In 2015, such costs amounted to 61.2% of ABF Freight’s revenues. As of December 2015, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

Amendments to the Employee Retirement Income Security Act of 1974 (“ERISA”), pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the “MPPA Act”), substantially expanded the potential liabilities of employers who participate in multiemployer pension plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group are jointly and severally liable for their share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from the multiemployer plans). The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 (the “CFCAA”) that was signed into law on December 16, 2014, includes new multiemployer pension provisions to address the funding of multiemployer pension plans in critical and declining status by reducing accrued benefits under those plans. Any actions taken by trustees of multiemployer pension plans under the Reform Act will not reduce benefit rates ABF Freight is obligated to pay under its current contract with the IBT; however, management believes the Reform Act is a constructive step in addressing the complex funding issues facing multiemployer pension plans and their contributing employers. See Note I to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more specific disclosures regarding the multiemployer pension plans to which ABF Freight contributes and the actions taken by one of these plans to seek approval for benefit reductions under the Reform Act.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. ABF Freight’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. ABF Freight has continued to address with the IBT the effect of ABF Freight’s wage and benefit cost structure on its operating results. The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers.

Due to its national reputation, its working conditions, and its wages and benefits, ABF Freight has not historically experienced any significant long-term difficulty in attracting or retaining qualified employees, although short-term difficulties have been encountered in certain situations. Management believes that its employees are critical to ABF Freight’s focus on customer service and careful cargo handling. See “Reputation and Responsibility” within this ABF Freight Segment section for information regarding ABF Freight’s recognition for safety, claims prevention, and employee leadership.

Competition, Pricing, and Industry Factors

ABF Freight competes with nonunion and union LTL carriers, including YRC Freight and YRC Regional Transportation (reporting segments of YRC Worldwide Inc.), FedEx Freight, Inc., UPS Freight (a business unit of United Parcel Service, Inc.), Old Dominion Freight Line, Inc., Saia, Inc., Roadrunner Transportation Systems, Inc., and the LTL operations of XPO Logistics, Inc. ABF Freight actively competes for freight business with other national, regional, and local motor carriers and, to a lesser extent, with private carriage, domestic and international freight forwarders, railroads, and airlines. Competition is based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to its services and those of our other operating segments in order to respond with customized solutions. ABF Freight’s careful cargo handling and use of technology, both internally to manage its business processes and externally to provide shipment visibility to its customers, are examples of how ABF Freight adds value to its services.

Approximately 35% of ABF Freight’s business is subject to ABF Freight’s base LTL tariffs, which are affected by general rate increases, combined with individually negotiated discounts. Rates on the other 65% of ABF Freight’s business, including business priced in the spot market, are subject to individual pricing arrangements that are negotiated at various times throughout the year. The majority of the business that is subject to negotiated pricing arrangements is associated with larger customer accounts with annually negotiated pricing arrangements, and the remaining business is priced on an individual shipment basis considering each shipment’s unique profile, value provided by ABF Freight to the customer, and current market conditions. ABF Freight also charges a fuel surcharge which is based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy. While the fuel surcharge is one of several components in ABF Freight’s overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

The level of tonnage managed by ABF Freight is directly affected by industrial production and manufacturing, distribution, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. ABF Freight’s operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. Freight shipments, operating costs, and earnings are also adversely affected by inclement weather conditions. In addition, seasonal fluctuations affect tonnage and shipment levels. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

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

The U.S. Department of Transportation (“DOT”) hours-of-service rules regulating driving time for commercial truck drivers became effective in January 2004. The effective date of the current hours-of-service rules issued by the Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT was February 27, 2012, with a July 1, 2013 compliance date for selected provisions. Implementation of the hours-of-service rules has had a slightly negative impact on ABF Freight’s fleet utilization. The CFCAA amended certain provisions of the hours-of-service rules; however, the changes did not have an impact on ABF Freight’s operations. Future modifications to the hours-of-service rules may impact ABF Freight’s operating practices and costs.

The FMCSA issued a final rule, which became effective in February 2016, regarding the requirements for interstate commercial trucks to install electronic logging devices (“ELDs”) to monitor compliance with hours-of-service regulations. Motor carriers will be required to be in compliance with the mandate by December 2017. ABF Freight is in the final stages of equipping its fleet with ELDs and is in the process of integrating existing reporting with the new ELD solution that will allow for the electronic capture of drivers’ hours of service, as well as improve administrative, dispatch, operational, and maintenance efficiencies.

Technology

Our advancements in technology are important to customer service and provide a competitive advantage. The majority of the applications of information technology ABF Freight uses have been developed internally and tailored specifically for customer or internal business processing needs.

ABF Freight makes information readily accessible to its customers through various electronic pricing, billing, and tracking services, including an application for mobile devices which allows customers to access information about their ABF Freight shipments and request shipment pickup. Online functions tailored to the services requested by ABF Freight customers include bill of lading generation, pickup planning, customer-specific price quotations, proactive tracking, customized e-mail notification, logistics reporting, dynamic rerouting, and extensible markup language (XML) connectivity. This technology allows customers to incorporate data from ABF Freight’s systems directly into their own Web site or backend information systems. As a result, ABF Freight’s customers can provide shipping information and support directly to their own customers.

Wireless technology enhances the speed and utility of the system by streamlining procedures across ABF Freight’s transportation network. City drivers, dockworkers, dispatchers, and others are connected to the system and to customers in real time via mobile devices. These devices allow for more efficient shipment pickups, paperless dock operations, and optimal load planning.

Insurance, Safety, and Security

Generally, claims exposure in the motor carrier industry consists of workers’ compensation, third-party casualty, and cargo loss and damage. ABF Freight is effectively self-insured for $1.0 million of each workers’ compensation loss, generally $1.0 million of each third-party casualty loss, and $1.0 million of each cargo loss. We maintain insurance that we believe is adequate to cover losses in excess of such self-insured amounts. However, we cannot provide assurance that our insurance coverage will provide adequate protection under all circumstances or against all potential losses. We have experienced situations where excess insurance carriers have become insolvent. We pay assessments and fees to state guaranty funds in states where we have workers’ compensation self-insurance authority. In some of these states, depending on the specific state’s rules, the guaranty funds may pay excess claims if the insurer cannot pay due to insolvency. However, there can be no certainty of the solvency of individual state guaranty funds.

We have been able to obtain what we believe to be adequate insurance coverage for 2016 and are not aware of any matters which would significantly impair our ability to obtain adequate insurance coverage at market rates for our operations in the foreseeable future. A material increase in the frequency or severity of accidents, cargo claims, or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on our cost of insurance and results of operations.

As evidenced by being a seven-time winner of both the American Trucking Associations’ President’s Trophy for Safety and the Excellence in Security Award and a six-time winner of the Excellence in Claims/Loss Prevention Award, ABF Freight believes that it has maintained one of the best safety records and one of the lowest cargo claims ratios in the LTL industry.

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

New tractor engine design requirements mandated by the Environmental Protection Agency (“EPA”) intended to reduce emissions became effective on January 1, 2007, and more restrictive EPA emission-control design requirements became effective for engines built on or after January 1, 2010. In August 2011, the EPA and the National Highway Traffic Safety Administration (the “NHTSA”) established a national program to reduce greenhouse gas (“GHG”) emissions and establish new fuel efficiency standards for commercial vehicles beginning in model year 2014 and extending through model year 2018. The new tractors ABF Freight placed in service in 2014 and 2015 are equipped with engines that meet such standards. In June 2015, the EPA and the NHTSA jointly proposed a national program that would establish the second phase of greenhouse gas emissions (“EPA/NHTSA Phase 2”) and impose new fuel efficiency standards for heavy-duty vehicles, such as those operated by ABF Freight, and also institute fuel efficiency improvement technology requirements for trailers beginning with model year 2018 and extending through model year 2027. A number of states have individually enacted, and California and certain other states may continue to enact, legislation relating to engine emissions, fuel economy, and/or fuel formulation, such as regulations enacted by the California Air Resources Board (“CARB”). At the present time, management believes that these regulations may not result in significant net additional overall costs should the technologies developed for tractors, as required in the EPA/NHTSA Phase 2 proposed rulemaking for later implementation dates, prove to be as cost-effective as forecasted by the EPA/NHTSA. However, although fuel consumption and emissions may be reduced under the new standards, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could result in increases in these and other costs. We are unable to determine with any certainty the effects of any future climate change legislation beyond the currently enacted regulations, and there can be no assurance that more restrictive regulations than those previously described will not be enacted.

ABF Freight stores fuel for use in tractors and trucks in 62 underground tanks located in 18 states. Maintenance of such tanks is regulated at the federal and, in most cases, state levels. We believe ABF Freight is in substantial compliance with all such regulations. The underground storage tanks are required to have leak detection systems, and we are not aware of any leaks from such tanks that could reasonably be expected to have a material adverse effect on our operating results.

Certain ABF Freight branch facilities operate with stormwater permits under the federal Clean Water Act (“CWA”). The stormwater permits require periodic monitoring and reporting of stormwater sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight is currently involved in litigation related to alleged CWA violations at a branch facility in New York, as disclosed in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The site qualified for an exemption from the permitting requirements of the CWA  under a procedure known as “no exposure certification” (“NEC”); however,  the validity of the NEC filing is being contested in such suit. It is not possible to determine the likelihood of loss or the amount of any penalties which might be assessed against ABF Freight in this suit.

We have received notices from the EPA and others that we have been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating our subsidiaries’ involvement in waste disposal or waste generation at such sites, we have either agreed to de minimis settlements or determined that our obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurance in this regard. It is anticipated that the resolution of our environmental matters could take place over several years. Our reserves for environmental cleanup costs are estimated based on management’s experience with similar environmental matters and on testing performed at certain sites.

Reputation and Responsibility

ABF Freight is consistently recognized for best-in-class performance in service and in electronic and market innovation. In 2015, ABF Freight was named to Inbound Logistics’ list of “Top 100 Trucking Companies.” For the third consecutive year and the fourth time overall, ABF Freight received the “Quest for Quality Award” from Logistics Management magazine. ABF Freight has been ranked in the top 25 on Selling Power magazine’s list of “Best Companies to Sell For” for 14 consecutive years. Marking the seventh year in a row to be honored by Training magazine, ABF Freight was listed twenty-third in the “Training Top 125” in February 2016. For the third consecutive year and the fifth time in the last six years, ABF Freight was named as the “National LTL Carrier of the Year” by the National Shippers Strategic Transportation

Council, which recognizes transportation providers on a quantitative scale in the areas of customer service, operational excellence, pricing, business relationship, leadership, and technology.

ABF Freight is dedicated to safety and security in providing transportation and freight-handling services to its customers. As previously discussed in “Insurance, Safety, and Security” within this ABF Freight Segment section, ABF Freight is a seven-time winner of both the American Trucking Associations’ President’s Trophy for Safety and the Excellence in Security Award, and a six-time winner of the Excellence in Claims/Loss Prevention Award. In January 2015, three ABF Freight drivers were named by the American Trucking Associations as captains of the 2015-2016 “America’s Road Team,” continuing the tradition of ABF Freight’s representation in this select program based on the drivers’ exceptional safety records and their strong commitment to safety and professionalism.

ABF Freight is actively involved in efforts to promote a cleaner environment by reducing both fuel consumption and emissions. For many years, ABF Freight has voluntarily limited the maximum speed of its trucks, which reduces fuel consumption and emissions and contributes to ABF Freight’s excellent safety record. ABF Freight also utilizes engine idle management programming to automatically shut down engines of parked tractors. Fuel consumption and emissions have also been minimized through a strict equipment maintenance schedule. In 2015, ABF Freight began voluntarily installing aerodynamic aids on its fleet of over-the-road trailers to further enhance fuel economy and reduce emissions.  In 2006, ABF Freight was accepted in the EPA’s SmartWay Transport Partnership, a collaboration between the EPA and the freight transportation industry that helps freight shippers, carriers, and logistics companies reduce greenhouse gases and diesel emissions. In recognition of ABF Freight’s industry leadership in freight supply chain environmental performance and energy efficiency, the EPA’s SmartWay Transport Partnership awarded ABF Freight a SmartWay Excellence Award in 2014. For the past six years, ABF Freight was recognized in Inbound Logistics’ annual list of supply chain partners committed to sustainability. Furthermore, in association with the American Trucking Associations’ Sustainability Task Force, ABF Freight has participated in other opportunities to address environmental issues.

Asset-Light Logistics Segments

As part of management’s long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services, we continued to strategically invest resources to grow our asset-light logistics segments during 2015. Through unique methods and processes, including technology solutions, these businesses provide various logistics and maintenance services without significant investment in revenue equipment or real estate. Competition is based primarily on price, service, and the ability to provide high-quality logistics solutions to customers. For the year ended December 31, 2015, 2014, and 2013, the combined revenues of our asset-light logistics segments (formerly referred to as “non-asset-based” segments) totaled $798.1 million, $722.5 million, and $571.8 million, respectively, accounting for approximately 29%, 27%, and 25% of our total revenues before other revenues and intercompany eliminations in the respective periods. Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K contains additional segment financial information, including revenues, operating income, and total assets for the years ended December 31, 2015, 2014, and 2013.

Premium Logistics (Panther)

The Panther segment includes the operating results of Panther Premium Logistics, Inc., formerly Panther Expedited Services, Inc. which was founded in 1992 and acquired by the Company on June 15, 2012. Panther is a leading provider of premium logistics services including time-sensitive, mission-critical, and white-glove delivery. Panther provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing (routing a shipment across a mandatory, defined route with satellite monitoring and automated alerts concerning any deviation from the route), specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther solves the toughest shipping and logistics challenges that customers face through a global network of owner operators and partners specializing in ground, air, and ocean shipping. Additional value is created for Panther customers through seamless access to both ABF Freight and ABF Logistics services which facilitate delivery of more holistic transportation and logistics solutions. As of December 2015, Panther had approximately 500 active employees to support its operations.

For the year ended December 31, 2015, 2014, and 2013, Panther revenues, which totaled $300.4 million, $316.7 million, and $246.8 million, respectively, accounted for approximately 11%, 12%, and 11%, respectively, of our total revenues before other revenues and intercompany eliminations.

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

Panther faces market competition from service providers that offer one or more similar premium freight logistics services. Panther’s highly fragmented competitive landscape includes both non-asset-based and asset-based logistics companies, including freight forwarders that dispatch shipments via asset-based carriers; smaller expedited carriers; integrated transportation companies that operate their own aircraft and trucks; cargo sales agents and brokers; internal shipping departments at companies that have substantial transportation requirements; associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates; and smaller niche service providers that provide services in a specific geographic market, industry, or service area. Panther and FedEx Custom Critical are North America’s largest expedited freight transportation service providers. In this market, Panther also competes directly with several small regional and specialized carriers that have close relationships with certain of their customers. Panther has many significantly larger competitors in the truckload market. The premium freight logistics market is the largest market in which Panther competes, and Panther is a relatively smaller and newer competitor in comparison to companies that have operations worldwide and those that have been in business for several decades.

Quality of service, technological capabilities, and industry expertise are critical differentiators among the competition. In particular, companies with advanced technological systems that offer optimized shipping solutions, real-time visibility of shipments, verification of chain of custody procedures, and advanced security have significant operational advantages and create enhanced customer value. Panther’s performance in each of these areas of competitive distinction has enabled the segment to secure business and help meet growth expectations within the asset-light logistics portion of our business. In recognition of its commitment to quality, Panther was awarded the “Quest for Quality Award” in the expedited motor carrier category by Logistics Magazine in 2013. Panther was recognized by Inbound Logistics’ as one of  the “Top 100 Trucking Companies” in 2014 and 2015.

Panther is subject to various laws, rules, and regulations and is required to obtain and maintain various licenses and permits, some of which are difficult to obtain. Panther’s network of third-party contract carriers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours of service. Implementation of the current hours-of-service rules has had a slightly negative impact on Panther’s fleet utilization, and future modifications to these rules and other regulations impacting the transportation industry, which are more fully described in “Competition, Pricing, and Industry Factors” of the ABF Freight Segment section of Business, may impact Panther’s operating practices and costs.

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

Transportation Management (ABF Logistics)

The ABF Logistics segment includes the results of operations of our businesses which provide freight brokerage and intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services. Our investments in the strategic development of our asset-light logistics operating segments include ABF Logistics’ acquisitions of the privately-owned truckload brokerage firms Smart Lines and Bear on January 2, 2015 and December 1, 2015, respectively. As of December 2015, ABF Logistics had approximately 400 active employees to support its operations. During the year ended December 31, 2015, the segment’s 10 largest customers, on a combined basis, accounted for approximately 14% of its revenues.

For the year ended December 31, 2015, 2014, and 2013, ABF Logistics revenues, which totaled $203.5 million, $152.6 million, and $105.2 million, respectively, accounted for approximately 7%, 6%, and 5%, respectively, of our total revenues before other revenues and intercompany eliminations.

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

ABF Logistics operates in a very competitive market that includes approximately 13,000 active brokerage authorities, thousands of foreign and U.S.-based non-vessel-operating common carriers, freight forwarders, and a wide variety of solution providers, including large transportation integrators as well as regional warehouse and transportation management firms. ABF Logistics competes on service, product and supplier performance, and price. ABF Logistics was recognized for the first time on Transport Topics’ list of “2015 Top Brokerage Firms.”

The industries and markets served by the segment are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results of the segment. Freight shipments and operating costs of the ABF Logistics segment can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest business levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly business levels. However, seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment.

Emergency & Preventative Maintenance (FleetNet)

The FleetNet segment includes the results of operations of FleetNet America, Inc. (“FleetNet”), our subsidiary that provides roadside assistance and maintenance management services for commercial vehicles to customers in the United States and Canada through a network of third-party service providers. FleetNet began in 1953 as the internal breakdown department for Carolina Freight Carriers Corp. In 1993, the department was incorporated as Carolina Breakdown Service, Inc. to allow the opportunity for other trucking companies to take advantage of the established nationwide service. In 1995, we purchased WorldWay Corporation, which operated various subsidiaries including Carolina Freight Carriers Corp. and Carolina Breakdown Service, Inc. The name of Carolina Breakdown Service, Inc. was changed to FleetNet America, Inc. in 1997. FleetNet’s operations were expanded with the acquisition of a privately-owned business on April 30, 2014. FleetNet had approximately 350 active employees as of December 2015.

FleetNet strategically competes in the commercial vehicle maintenance and repair industry in two major sectors: emergency roadside and preventive maintenance. FleetNet competes directly against other third-party service providers, automotive fleet managers, leasing companies, and companies handling repairs in-house via individual service providers.

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

Household Goods Moving Services (ABF Moving)

ABF Moving includes the results of operations of our businesses which provide third-party transportation, warehousing, and delivery services to the consumer, corporate, and military household goods moving markets. This segment includes the operations of Albert Companies, Inc., of which we acquired a 75% ownership in 2009 and the remaining 25% in 2011, and Moving Solutions, Inc., which was established internally to provide sales, marketing, technology, and customer service to facilitate our household goods moving businesses. In 2013, we acquired a privately-owned moving business to enhance the services offered by the ABF Moving segment. ABF Moving generates a significant portion of its revenues from military relocation services under government contracts. A substantial portion of the freight transportation related to consumer self-move services is handled by ABF Freight, which directly invoices customers for such services. Certain sales, marketing, technology, and customer service costs incurred by ABF Moving in support of consumer self-move services provided by ABF Freight are allocated to the ABF Freight segment at cost. ABF Moving had approximately 250 active employees as of December 2015.

ABF Moving offers flexibility and convenience to the way people move through targeted service offerings for the “do it yourself” consumer, corporate account employee relocations, and government employee relocations. ABF Moving offers these targeted services at competitive prices that reflect the additional value customers find in the segment’s convenient, reliable service offerings. Industry leading technology, customer-friendly interfaces, and supply chain solutions are combined to provide a wide range of options customized to meet unique customer needs. ABF Moving competes with truck rental, self-move, and van line service providers, and a number of emerging self-move competitors who offer moving and storage container service.

Albert Companies, Inc. was named one of the “Best Companies to Work for in Texas” in 2015. Albert Moving and Storage, a subsidiary within the ABF Moving segment, was honored as a 2015 Torch Award for Ethics recipient, as selected by the Better Business Bureau of North Central Texas in the large company category based on standards of ethics, customer and supplier relationships, and overall business conduct.

Operating results for ABF Moving are impacted by the state of the national economy, including housing, unemployment, and U.S. mobility, as well as decisions made by the U.S. military which affect personnel moves. Operations of the segment are also impacted by seasonal fluctuations, generally resulting in higher business levels in the second and third quarters as the demand for moving services are typically higher in the summer months.

Corporate Reputation and Responsibility

The value of the ABF and Panther brands is critical to our success. As previously discussed in “Reputation and Responsibility” within the “Freight Transportation (ABF Freight) Segment” section, ABF Freight is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Independent research has consistently shown that ABF Freight is regarded as a premium service provider, and that the ABF brand stands for excellence in the areas of customer service, reliability, strategic business partnership, and tactical problem solving. Our reputation is dependent on the image of the ABF brand as it applies to both ABF Freight and ABF Logistics. The Panther brand is also associated with premium service that surpasses customer expectations.

Through our subsidiaries, we hold trademark registrations and applications for trademark registration in the United States and in international locations for numerous service marks, including ArcBest Corporation, ABF, and Panther, among many others. We believe these marks are of significant value to our business and play an important role in enhancing brand recognition and executing our marketing strategy.

We have a corporate culture focused on quality service and responsibility. Our employees are committed to the communities in which they live and work. We make financial contributions to a number of charitable organizations, many of which are supported by our employees. These employees volunteer their time and expertise and many serve as officers or board members of various charitable organizations. In our hometown of Fort Smith, Arkansas, we have been a long-time supporter of the United Way of Fort Smith Area and its 34 partner organizations. In 2015, with employee support, we again earned the United Way’s coveted Pacesetter award by setting the standard for leadership and community support. As a past winner of the Outstanding Philanthropic Corporation Award, we have been recognized by the Arkansas Community Foundation for the service that our employees provide to exemplify the spirit of good citizenship, concern for the community, and support of worthy philanthropic endeavors.

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

ITEM 1A.RISK FACTORS

The nature of the business activities we conduct subjects us to certain hazards and risks. This Risk Factors section discusses some of the material risks relating to our business activities, including business risks affecting the transportation industry in general as well as risks specific to our company that are largely out of our control. Other risks are described in “Item 1. Business – Freight Transportation (ABF Freight) Segment – Competition, Pricing, and Industry Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks we face. We may also be negatively impacted by a sustained interruption in our systems or operations, including, but not limited to, infrastructure damage, the loss of a key location such as a distribution center, or a significant disruption to the electric grid, or by a significant decline in demand for our services, each of which may arise from adverse weather conditions or natural calamities; illegal acts, including terrorist attacks; and/or other market disruptions. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks or circumstances actually occurs, it could materially harm our business, financial condition, or results of operations and impair our ability to implement business plans or complete development activities as scheduled. In that case, the market price of our common stock could decline.

We are dependent on our information technology systems, and a systems failure, data breach, or other cybersecurity incident could have a material adverse effect on our business, results of operations, and financial condition.

We depend on the proper functioning and availability of our information technology systems in operating our business. Our information technology systems are critical to understanding customer demands, accepting and planning loads, dispatching equipment and drivers, and billing and collecting for our services as well as producing accurate and timely financial statements and analyzing information to help us manage our business efficiently and effectively. Cybersecurity attacks and cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties to provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. A significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our business, results of operations, and financial condition.

Certain of our information technology needs are provided by third parties, and we have limited control over the operation, quality, or maintenance of services provided by our vendors or whether they will continue to provide services that are essential to our business. The efficient and uninterrupted operation of our information technology systems depends upon the Internet, global communications providers, satellite-based communications systems, the electric grid, electric utility providers, and telecommunications providers; and our information technology systems are vulnerable to interruption by adverse weather conditions or natural calamities, power loss, telecommunications failures, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. Disruptions or failures in the services upon which our information technology platforms rely, or in other services provided to us by outside service providers upon which we rely to operate our business and report financial results, may adversely affect our operations and the services we provide, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial condition. Additionally, we license a variety of software that supports our operations, and thus these operations depend on our ability to maintain these licenses. We have no guarantees that we will be able to continue these licensing arrangements with the current licensors, or that we can replace the functions provided by these licenses, on commercially reasonable terms or at all.

We could be obligated to make additional significant contributions to multiemployer pension plans.

ABF Freight contributes to multiemployer pension and health and welfare plans to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees in accordance with its collective bargaining agreement with the IBT and other related supplemental agreements.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and extends through March 31, 2018. The funding obligations to the multiemployer pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Reform Act under the CFCAA. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for our contractual employees.

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

Based on the most recent annual funding notices we have received, most of which are for plan years ended December 31, 2014, approximately 64% of ABF Freight’s contributions to multiemployer pension plans are made to plans that are in “critical status” (generally less than 65% funded), including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”), and approximately 3% of our contributions are made to plans that are in “endangered status” (generally more than 65% but less than 80% funded), as defined by the PPA.

Approximately one-half of ABF Freight’s multiemployer pension contributions are made to the Central States Pension Plan. The funded percentage of the Central States Pension Plan, as set forth in information provided by the Central States Pension Plan, was 47.9%, 48.4%, and 47.6% as of January 1, 2015, 2014, and 2013, respectively. In 2005, the Internal Revenue Service (the “IRS”) granted an extension of the period of time over which the Central States Pension Plan amortizes unfunded liabilities by ten years, subject to the condition that a targeted funding ratio is maintained by the plan. Based on information currently available to us, the Central States Pension Plan has not received notice of revocation of the ten-year amortization extension granted by the IRS. In the unlikely event that the IRS were to revoke the extension, the revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF Freight’s share of the resulting funded deficiency, the extent of which is currently unknown to us.

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

•	Some of our competitors have greater capital resources, a lower cost structure, greater market share, or a broader coverage network than we do or have other competitive advantages.
•

Our nonunion competitors generally have a lower fringe benefit cost structure for their freight-handling and driving personnel than union carriers, and our nonunion competitors may have greater operating flexibility. Wage and benefit concessions granted to certain union competitors allow for a lower cost structure than ours and may impact our competitiveness in the LTL industry.

•

Some of our competitors, such as railroads, are outside the motor carrier freight transportation industry, and certain challenges specific to the motor carrier freight transportation industry, including the competitive freight rate environment; capacity restraints in times of growing freight volumes; increased costs and potential shortages of commercial truck drivers; changes to driver hours-of-service requirements; increased costs of fuel and other operating expenses; and costs of compliance with existing and potential legal and environmental regulations, could result in the service offerings of these competitors being more competitive.

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

•

Competition in the LTL industry from asset-light logistics and freight brokerage companies may adversely affect customer relationships and prices in our ABF Freight operations. Conversely, our ABF Logistics and Panther businesses may be adversely impacted if customers develop their own logistics operations, thus reducing demand for our services, or if shippers shift business to truckload brokerage companies or asset-based trucking companies that also offer brokerage services in order to secure access to those companies’ trucking capacity, particularly in times of tight industry-wide capacity.

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

•

Based on economic conditions and industry trends, customers may transition traditional LTL business to truckload shipments. Under certain economic conditions, shipment sizes can increase, prompting shippers to utilize truckload carriers rather than LTL carriers, which could adversely affect our results of operations. In addition, our results of operations could be negatively impacted if our long-haul LTL business is reduced by the trend toward truckload consolidation, whereby a customer gathers groups of shipments, which were traditionally transported by long-haul LTL, into full loads which are tendered to a truckload carrier that will transport them to a distant distribution point where they are then transferred to various carriers as short-haul LTL shipments to the ultimate consignees.

•

Advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the costs of these investments.

Our business operations are subject to numerous governmental regulations, and costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our results of operations.

Various federal and state agencies exercise broad regulatory powers over the transportation industry, generally governing such activities as operations of and authorization to engage in motor carrier freight transportation, operations of non-vessel-operating common carriers, operations of ocean freight forwarders and ocean transportation intermediaries, safety, contract compliance, insurance and bonding requirements, tariff and trade policies, customs, import and export, employment practices, licensing and registration, taxation, environmental matters, data privacy and security, and financial reporting. We could become subject to new or more restrictive regulations, such as regulations relating to engine emissions, drivers’ hours of service, occupational safety and health, ergonomics, or cargo security. Increases in costs to comply with such regulations or the failure to comply, which could subject us to penalties or revocation of our permits or licenses, could increase our operating expenses or otherwise have a material adverse effect on the results of our operations. Such regulations could also influence the demand for transportation services.

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

The FMCSA’s final rule on ELDs became effective in February 2016 and carriers are required to be in compliance with the mandate by December 2017. We have incurred significant costs to equip our fleet with ELDs and we will continue to incur costs to comply with the ELD mandate, which will increase our operating expenses.

Further, many states have initiated enforcement programs to evaluate the classification of independent contractors, and class actions and other lawsuits have arisen in our industry seeking to reclassify independent contractor drivers as employees for a variety of purposes, including workers’ compensation, wage-and-hour, and health care coverage. There can be no assurance that legislative, judicial, or regulatory authorities will not introduce proposals or assert interpretations of existing rules and regulations resulting in the reclassification of the owner operators of our Panther segment as employees. In the event of such reclassification of our owner operators, we could be exposed to various liabilities and additional costs and our business and results of operations could be adversely affected. These liabilities and additional costs could include exposure, for both future and prior periods, under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest, which could have a material adverse effect on the results of operations and financial condition of our Panther segment.

Our asset-light logistics segments utilize third-party service providers who are subject to similar regulation requirements as previously mentioned. If the operations of these providers are impacted to the extent that a shortage of quality third-party service providers occurs, there could be a material adverse effect on the operating results and business growth of our asset-light logistics segments. Also, activities by these providers that violate applicable laws or regulations could result in government or third party actions against us. Although third-party service providers with whom we contract agree to abide by our policies and procedures, we may not be aware of, and may therefore be unable to remedy, violations by them.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties. The costs of compliance with existing and future environmental laws and regulations may be significant and could adversely impact our results of operations.

We are subject to various environmental laws and regulations dealing with the handling of hazardous materials and similar matters. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. At certain ABF Freight facilities, we store fuel in underground and aboveground tanks and/or we operate with non-discharge certifications or stormwater permits under the federal Clean Water Act. We may be subject to substantial fines or civil penalties if we fail to obtain proper certifications or permits or if we do not comply with required testing provisions. Our operations involve the risks of, among others, fuel spillage or leakage, environmental damage, and hazardous waste disposal. Under certain environmental laws, we could be subject to strict liability for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the cleanup of accidents involving our vehicles. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, violations of applicable laws or regulations may subject us to cleanup costs and liabilities not covered by insurance or in excess of our applicable insurance coverage, including substantial fines, civil penalties, or civil and criminal liability, as well as bans on making future shipments in particular geographic areas, any of which could adversely affect our business and operating results. In addition, if any damage or injury occurs as a result of our transportation of hazardous materials or explosives, we may be subject to claims from third parties and bear liability for such damage or injury.

Concern over climate change, including the impact of global warming, has led to significant and increasing legislative and regulatory efforts to limit carbon and other greenhouse gas emissions, and some form(s) of federal, state, or regional climate change legislation is possible in the future. We are unable to determine with any certainty the effects of any future climate change legislation. However, emission-related regulatory actions have historically resulted in increased costs of revenue equipment, diesel fuel, and equipment maintenance, and future legislation, if enacted, could impose substantial costs on us that may adversely impact our results of operations. Such regulatory actions have also required vendors to introduce new engines, and the maintenance demands and reliability of vehicles equipped with these newly designed engines, as well as the residual values realized from the disposition of these vehicles, is uncertain. Such regulatory actions may also require changes in our operating practices and impair equipment productivity. We are also subject to increasing customer sensitivity to sustainability issues, and we may be subject to additional requirements related to customer-led initiatives or their efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure or our operating results. Furthermore, although we are committed to mandatory and voluntary sustainability practices, increased awareness and any adverse publicity about greenhouse gas emissions emitted by companies in the transportation industry could harm our reputation or reduce customer demand for our services.

We may be unsuccessful in realizing all or any part of the anticipated benefits of any recent or future acquisitions.

As part of our long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services, we have strategically invested in our asset-light logistics businesses with the acquisitions of Smart Lines Transportation Group, LLC and Bear Transportation Services, L.P. during 2015. We continue to evaluate acquisition candidates and may acquire assets and businesses that we believe complement our existing assets and business or enhance our service offerings. The processes of evaluating acquisitions and performing due diligence procedures include risks which may adversely impact the success of our selection of candidates, pricing of the transaction, and ability to integrate critical functional areas of the acquired business. Further, we may not be able to acquire any additional companies at all or on terms favorable to us. Certain of our larger, better capitalized competitors may seek to acquire some of the companies we may be interested in, and competition for acquisitions would likely increase acquisition prices and result in us having fewer acquisition opportunities.

Acquisitions may require substantial capital or the incurrence of substantial indebtedness or may involve the dilutive issuance of equity securities. If we consummate any future acquisitions, our capitalization and results of operations may change significantly. We may be unable to generate sufficient revenue from the operation of an acquired business to offset our acquisition or investment costs. The degree of success of our acquisitions will depend, in part, on our ability to realize anticipated cost savings and growth opportunities. Our success in realizing these benefits and the timing of this realization depends, in part, upon the successful integration of any acquired businesses. The possible difficulties of integration include, among others: retention of customers, key employees, and third-party service providers; unanticipated issues in the assimilation and consolidation of information, communications, and other systems; consolidation of corporate and administrative infrastructures; difficulties managing businesses that are outside our historical core competency; inefficiencies and difficulties that arise because of unfamiliarity with potentially new markets or geographic areas and new assets and the businesses associated with them; the effect on internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and unanticipated issues, expenses, and liabilities. The risks involved in successful integration could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. The diversion of management’s attention from our current operations to the acquired operations and any difficulties encountered in combining operations, including underestimation of the resources required to support the acquisitions, could prevent us from realizing the full benefits anticipated from the acquisitions and could adversely impact our results of operations and financial condition. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business for which we have no recourse under applicable indemnification provisions. If acquired operations fail to generate sufficient cash flows, we may incur impairments of goodwill, intangibles, and other assets in the future.

We depend on our employees to support our business operations and future growth opportunities. If our relationship with our employees deteriorates; if we have difficulty attracting and retaining employees and/or independent owner operators for Panther’s operations; or if ABF Freight is unable to reach agreement on future collective bargaining agreements, we could be faced with labor inefficiencies, disruptions, or stoppages, or delayed growth, which could have a material adverse effect on our business, reduce our operating results, and place us at a further disadvantage relative to nonunion competitors.

As of December 2015, approximately 77% of ABF Freight’s employees were covered under the ABF NMFA, the collective bargaining agreement with the IBT which extends through March 31, 2018. The terms of future collective bargaining agreements or the inability to agree on acceptable terms for the next contract period may result in a work stoppage, the loss of customers, or other events that could have a material adverse effect on our competitive position, results of operations, cash flows, and financial condition. We could also experience a loss of customers or a reduction in our potential share of business in the markets we serve if shippers limit their use of unionized freight transportation service providers because of the risk of work stoppages.

ABF Freight operates in a highly competitive industry which consists predominantly of nonunion motor carriers. ABF Freight’s nonunion competitors have a lower fringe benefit cost structure and less stringent labor work rules, and certain carriers also have lower wage rates for their freight-handling and driving personnel. Wage and benefit concessions granted to certain union competitors also allow for a lower cost structure than that of ABF Freight. Under its current collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry, which continues to adversely impact our operating results relative to our competitors. We have not historically experienced any significant long-term difficulty in attracting or retaining qualified drivers and freight-handling personnel for ABF Freight, although short-term difficulties have been encountered in certain situations, such as periods of significant increases in tonnage levels, and the available pool of drivers has been declining. Difficulty in attracting and retaining qualified drivers and freight-handling personnel or increases in compensation or fringe benefit costs could affect our profitability and our ability to grow. Government regulations or the adverse impact of certain legislative actions which result in shortages of qualified drivers could also impact our ability to grow the company. If we are unable to continue to attract and retain qualified drivers, we could incur higher driver recruiting expenses or a loss of business. In addition to difficulties we may experience in driver retention, if we are unable to effectively manage our relationship with the IBT, we could be less effective in ongoing relations and future negotiations, which could lead to operational inefficiencies and increased operating costs.

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

Our business is cyclical in nature and tends to reflect general economic conditions. Our performance is affected by recessionary economic cycles, downturns in customers’ business cycles, and changes in their business practices. Our tonnage and shipment levels are directly affected by industrial production and manufacturing, distribution, residential and commercial construction, and consumer spending, in each case, primarily in the North American economy, as well as our customers’ inventory levels and capacity in the trucking industry. Recessionary economic conditions may result in a general decline in demand for freight transportation and logistics services. The pricing environment generally becomes more competitive during periods of slow economic growth and economic recessions, which adversely affects the profit margin for our services. Economic conditions could adversely affect our customers’ business levels, the amount of transportation services they require, and their ability to pay for our services, thus negatively impacting our working capital and our ability to satisfy our financial obligations and covenants of our financing arrangements. Because a portion of our costs are fixed, it may be difficult for us to quickly adjust our structure proportionately with fluctuations in volume levels. Customers encountering adverse economic conditions represent a greater potential for uncollectible accounts receivable, and, as a result, we may be required to increase our allowances for uncollectible accounts receivable. For our asset-light logistics businesses, our obligation to pay third-party service providers is not contingent upon payment from our customers, and we extend credit to certain of these customers which increases our exposure to uncollectible receivables.

We depend on suppliers for equipment, parts, and services that are critical to our operations. A disruption in the availability or a significant increase in the cost to obtain these supplies, resulting from the effect of adverse economic conditions or related financial constraints on our suppliers’ business levels or otherwise, could adversely impact our business and results of operations.

We are affected by the instability in the financial and credit markets that from time to time has created volatility in various interest rates and returns on invested assets in recent years. We are subject to market risk due to variable interest rates on our accounts receivable securitization program and the revolving credit facility (“Credit Facility”) outstanding under our Amended and Restated Credit Agreement. Although we have an interest rate swap agreement to mitigate a portion of our interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility, of which $70.0 million remains outstanding at the end of February 2016, from variable-rate interest to fixed-rate interest, changes in interest rates may increase our financing costs related to our Credit Facility, future borrowings against our accounts receivable securitization program, new capital lease or note payable arrangements, or additional sources of financing. Furthermore, future financial market disruptions may adversely affect our ability to refinance our Credit Facility and accounts receivable securitization program, maintain our letter of credit arrangements or, if needed, secure alternative sources of financing. If any of the financial institutions that have extended credit commitments to us are adversely affected by economic conditions, disruption to the capital and credit markets, or increased regulation, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have an adverse impact on our ability to borrow additional funds, and thus have an adverse effect on our operations and financial condition. (See Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our financing arrangements.)

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

As of December 31, 2015, we had recorded goodwill of $96.5 million and intangible assets, net of accumulated amortization, of $76.8 million. Our goodwill and intangible assets resulted from acquisitions in the asset-light logistics segments, including the acquisition of Panther on June 15, 2012. Panther and ABF Logistics are each evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. Our annual impairment evaluations of goodwill and indefinite-lived intangible assets in 2015, 2014, and 2013 produced no indication of impairment of the recorded balances. However, significant declines in business levels or other changes in cash flow assumptions or other factors that negatively impact the fair value of the operations of Panther or ABF Logistics could result in impairment and a resulting non-cash write-off of a significant portion of our goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

We depend on services provided by third parties, and increased costs or disruption of these services, and claims arising from these services, could adversely affect our results of operations, cash flows, and customer relationships.

A reduction in the availability of rail services or services provided by third-party capacity providers to meet customer requirements, as well as higher utilization of third-party agents to maintain service levels in periods of tonnage growth, could increase purchased transportation costs which we may be unable to pass along to our customers. If a disruption or reduction in transportation services from our rail or other third-party service providers were to occur, we could be faced with business interruptions that could cause us to fail to meet the needs of our customers. In addition, we may not be able to negotiate competitive contracts with railroads to expand our capacity, add additional routes, obtain multiple providers, or obtain railroad services at costs which are acceptable to us or our customers, any of which could limit our ability to provide this service. If these situations occur, our results of operations, cash flows, and customer relationships could be adversely impacted.

Our ability to secure the services of such third-party service providers is affected by many risks beyond our control. The inability to obtain the services of reliable third parties at competitive prices; the shortage of quality third-party providers, including owner operators for Panther and drivers of contracted truckload carriers for the brokerage operations of ABF Logistics; shortages in available cargo capacity; equipment shortages in the transportation industry, particularly among contracted truckload carriers; changes in regulations impacting transportation; labor disputes; or a significant interruption in service or stoppage in third-party transportation services could have a material adverse effect on the operating results of our asset-light logistics businesses.

Third-party providers can be expected to increase their prices based on market conditions or to cover increases in operating expenses. These providers are subject to industry regulations which may have a significant impact on their operations, causing them to increase prices or exit the industry. Increased industry demand for these transportation services may reduce available capacity and such a reduction or other changes in these services offered by third parties may increase pricing or otherwise change the services we are able to offer to our customers. If we are unable to correspondingly increase the prices we charge to our customers, or if we are unable to secure sufficient third-party services to meet our commitments to our customers, there could be a material adverse impact on the operations, revenues, and profitability of our asset-light logistics businesses and our customer relationships.

In addition, we may be subject to claims arising from services provided by third parties, particularly in connection with our Panther and ABF Logistics operations, which are dependent on third-party contract carriers. From time to time, the drivers who are employees, owner operators, or independent contractors working for third-party carriers that we contract with are involved in accidents that may result in cargo loss or damage, other property damage, or serious personal injuries. As a result, claims may be asserted against us for actions by such drivers or for our actions in retaining them. We may also incur claims in connection with third-party vendors utilized in FleetNet’s operations. Our third-party contract carriers and other vendors may not agree to bear responsibility for such claims or we may become responsible if they are unable to pay the claims, for example, due to bankruptcy proceedings, and such claims may exceed the amount of our insurance coverage or may not be covered by insurance at all.

We are subject to litigation risks that could result in significant expenditures and have other material adverse effects on our business, results of operations, and financial condition.

The nature of our business exposes us to the potential for various claims and litigation related to labor and employment, competitive matters, personal injury, property damage, cargo claims, safety and contract compliance, environmental liability, and other matters. We are subject to risk and uncertainties related to liabilities which may result from the cost of defending against class-action litigation, such as alleged violations of anti-trust laws, wage-and-hour, and discrimination claims, and any other legal proceedings. Some or all of our expenditures to defend, settle, or litigate these matters may not be covered by insurance or could impact our cost and ability to obtain insurance in the future. Also, litigation can be disruptive to normal business operations and could require a substantial amount of time and effort by our management team.  Any material litigation or a catastrophic accident or series of accidents could have a material adverse effect on our business, results of operations, and financial condition. Our business reputation and our relationship with our customers, suppliers, and employees may also be adversely impacted by our involvement in legal proceedings. For more information related to the Company’s legal proceedings, see Note O to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We establish reserves based on our assessment of legal matters and contingencies. Subsequent developments related to legal claims asserted against us may affect our assessment and estimates of our recorded legal reserves and may require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

Claims expenses or the cost of maintaining our insurance could have a material adverse effect on our results of operations and financial condition.

Claims may be asserted against us for accidents or for cargo loss or damage, property damage, personal injury, and workers’ compensation occurring in our operations. Claims may also be asserted against us for accidents involving the operations of third-party service providers that we utilize for our asset-light logistics segments, for our actions in retaining their services, or for loss or damage to our customers’ goods for which we are determined to be responsible. Such claims against us may not be covered by insurance policies or may exceed the amount of insurance coverage, which could adversely impact our results of operations and financial condition. We have established liabilities which are adjusted to reflect our claims experience; however, actual claims costs and legal expenses may exceed our estimates. If the frequency and/or severity of claims increase, our operating results could be adversely affected. The timing of the incurrence of these costs could significantly and adversely impact our operating results. We are self-insured for workers’ compensation, third-party casualty loss, and cargo loss or damage claims for the operations of ABF Freight and certain of our other subsidiaries. We also self-insure for medical benefits for our eligible nonunion personnel. Because we self-insure for a significant portion of our claims exposure and related expenses, our insurance and claims expense may be volatile. If we lose our ability to self-insure for any significant period of time, insurance costs could materially increase and we could experience difficulty in obtaining adequate levels of insurance coverage in that event. ABF Freight’s self-insurance program for third-party casualty claims is conducted under a federal program administered by a government agency. If the government were to terminate the program or if ABF Freight were to be excluded from the program, our insurance costs could increase. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-insured retention limits. We could also experience additional increases in our insurance premiums or deductibles in the future due to market conditions or if our claims experience worsens. If our insurance or claims expense increases, or if we decide to increase our insurance coverage in the future, and we are unable to offset any increase in expense with higher revenues, our earnings could be adversely affected. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our results of operations and financial condition.

Significant increases in health care costs related to medical inflation, claims experience, current and future federal and state laws and regulations, and other cost components that are beyond our control could significantly increase the costs of our self-insured medical plans and postretirement medical costs, or require us to adjust the level of benefits offered to our employees. In particular, with the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “PPACA”), we are required to provide health care benefits to all full-time employees that meet certain minimum requirements of coverage and affordability, or otherwise be subject to a payment per employee based on the affordability criteria set forth in the PPACA. Many of these requirements have been phased in over time, with the majority of the most impactful provisions affecting us having begun in the second quarter of 2015. The PPACA also requires individuals to obtain coverage or face individual penalties, so employees who are currently eligible but have elected not to participate in our health care plans may ultimately find it more advantageous to do so. In general, implementing the requirements of health care reform is likely to impose additional administrative costs. The costs of maintaining and monitoring compliance and reports and other effects of these new healthcare requirements, including any failure to comply, may significantly increase our health care coverage costs and could materially adversely affect our financial condition and results of operations.

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

We depend heavily on the availability of fuel for our trucks. Fuel shortages, changes in fuel prices, and the inability to collect fuel surcharges could have a material adverse effect on our results of operations.

The transportation industry is dependent upon the availability of adequate fuel supplies. A disruption in our fuel supply resulting from natural or man-made disasters, armed conflicts, terrorist attacks, actions by producers, or other political, economic, and market factors that are beyond our control could have a material adverse effect on our operations. We maintain fuel storage and pumping facilities at our distribution centers and certain other terminals; however, we may experience shortages in the availability of fuel at certain locations and may be forced to incur additional expense to ensure adequate supply on a timely basis to prevent a disruption to our service schedules.

Fuel represents a significant operating expense for us, and we do not have any long-term fuel purchase contracts or any hedging arrangements to protect against fuel price increases. Fuel prices fluctuate greatly due to factors beyond our control, such as political events, price and supply decisions by oil producing countries and cartels, terrorist activities, and hurricanes and other natural or man-made disasters, and fuel prices have fluctuated significantly in recent years. Significant increases in fuel prices or fuel taxes resulting from these or other economic or regulatory changes which are not offset by base freight rate increases or fuel surcharges could have an adverse impact on our results of operations.

Our ABF Freight and Panther segments charge a fuel surcharge based on an index of national diesel fuel prices. Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, we incur certain fuel costs that cannot be recovered with fuel surcharges, and other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. We cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on our overall rate structure or the total price that we will receive from our customers. Whether fuel prices fluctuate or remain constant, operating results may be adversely affected if competitive pressures limit our ability to recover fuel surcharges. Throughout 2015, the fuel surcharge mechanism generally continued to have market acceptance among our customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts. Also, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture in any particular period the increased costs we pay for fuel, especially in periods in which fuel prices rapidly increase. In periods of declining fuel prices, which we have experienced since third quarter 2014, our fuel surcharge percentages also decrease, which negatively impacts our revenues, and the revenue decline may be disproportionate to our fuel costs. While the fuel surcharge is one of several components in our overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer. When fuel surcharges constitute a higher proportion of the total freight rate paid, our customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements could adversely impact operating results as elements of costs, including contractual wage rates, continue to increase. Further, during periods of low freight volumes, shippers can use their negotiating leverage to impose less compensatory fuel surcharge policies.

Higher fuel prices cause customers of our FleetNet segment to seek cost savings throughout their businesses which may result in a reduction of miles driven and/or a deferral of maintenance practices that may reduce the volume of our maintenance service events, resulting in an adverse impact on the segment’s operating results, financial condition and cash flows.

Increased prices for, or decreases in the availability of, new revenue equipment and decreases in the value of used revenue equipment, as well as higher costs of equipment-related operating expenses, could adversely affect our results of operations and cash flows.

In recent years, manufacturers have raised the prices of new revenue equipment significantly due to increased costs of materials and, in part, to offset their costs of compliance with new tractor engine and emissions system design requirements intended to reduce emissions, which have been mandated by the EPA, the NHTSA, and various state agencies such as those described in “Environmental and Other Government Regulations” of the Freight Transportation (ABF Freight) Segment section of “Business” in Item 1 of this Annual Report on Form 10-K. Greenhouse gas emissions regulations are likely to continue to impact the design and cost of equipment utilized in our operations. A number of states have mandated, and California and certain other states may continue to individually mandate, additional emission-control requirements for equipment which could increase equipment costs for entire fleets that operate in interstate commerce. If new equipment prices increase more than anticipated, we could incur higher depreciation and rental expenses than anticipated. Our third-party capacity providers, including Panther’s owner operators, are also subject to increased regulations and higher equipment prices which will, in turn, increase our costs for utilizing their services or may cause certain providers to exit the industry which could lead to a capacity shortage and further increase our costs of securing third-party services. If we are unable to fully offset any such increases in expenses with freight rate increases and/or improved fuel economy, our results of operations could be adversely affected.

Reduced fuel demand due to improved fuel economy may result in legislative efforts to increase fuel taxes which, if enacted, could significantly increase our costs. If we are not able to adequately increase our freight rates, recover fuel surcharges, or recognize fuel economy savings to offset increases in equipment and maintenance costs, and if we are not able to offset fuel tax increases through reductions in other excise taxes or through increases in the rates we charge our customers, our business, results of operations, and financial condition could be adversely affected.

We may face difficulty in purchasing new equipment due to decreased supply. From time to time, some original equipment manufacturers (“OEMs”) of tractors and trailers may reduce their manufacturing output due to, for example, lower demand for their products in economic downturns or a shortage of component parts. Component suppliers may either reduce production or be unable to increase production to meet OEM demand, creating periodic difficulty for OEMs to react in a timely manner to increased demand for new equipment and/or increased demand for replacement components as economic conditions change. At times, market forces may create market situations in which demand outstrips supply. In those situations, we may face reduced supply levels and/or increased acquisition costs. An inability to continue to obtain an adequate supply of new tractors or trailers for our ABF Freight operations could have a material adverse effect on our business, results of operations, and financial condition.

During prolonged periods of decreased tonnage levels, we and other trucking companies may make strategic fleet reductions, which could result in an increase in the supply of used equipment. When the supply exceeds the demand for used revenue equipment, the general market value of used revenue equipment decreases. Used equipment prices are also subject to substantial fluctuations based on availability of financing and commodity prices for scrap metal. If market prices for used revenue equipment decline, corresponding decreases in our established salvage values on equipment being used in our ABF Freight operations would increase our depreciation expense, and we could incur impairment losses on assets held for sale which could have an adverse effect on our results of operations and cash flows.

Our management team is an important part of our business and loss of key employees could impair our business, financial condition, and results of operations.

We benefit from the leadership and experience of our senior management team and other key employees and depend on their continued services to successfully implement our business strategy. The unexpected loss of key employees or inability to execute our succession planning strategies could have an adverse effect on our operations and profitability if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of our business.

If we are unable to maintain our corporate reputation and the ABF, Panther, U-Pack and other brands and related intellectual property, our business may suffer.  The costs and resources expended to enforce or protect our trademarks or other intellectual property could adversely impact our results of operations.

ABF Freight is recognized as an industry leader for its commitment to quality, customer service, safety, and technology. Our business depends, in part, on our ability to maintain the image of the ABF brand as it applies to both ABF Freight and ABF Logistics. The Panther brand is also synonymous with premium service. Service, performance, and safety issues, whether actual or perceived and whether as a result of our actions or those of our third-party contract carriers and their drivers and owner operators, could adversely impact our customers’ image of the ABF companies, Panther, and U‑Pack and result in the loss of business or impede our growth initiatives. Adverse publicity regarding labor relations, legal matters, environmental concerns, and similar matters, which are connected to ABF Freight, whether or not justified, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships, as well as hinder the growth of our asset-light logistics businesses. Our business and our image could also be negatively impacted by a breach of our corporate policies by employees or vendors. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our business, results of operations, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brand.

We have registered “ArcBest Corporation,” “ABF,” “FleetNet America,” “Panther,” and “U-Pack” and various related marks or designs, such as “The Skill & The Will” and “U-Pack We Drive. You Save.” as trademarks in the United States and, for some marks, we have registered or are pursuing registration in certain other countries. At times, competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names have caused consumer confusion or had the potential to cause consumer confusion. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Our initiatives to grow our business operations or to manage our cost structure to business levels may take longer than anticipated or may not be successful.

Developing service offerings requires ongoing investment in personnel and infrastructure, including operating and management information systems. Depending upon the timing and level of revenues generated from our growth initiatives, the related results of operations and cash flows we anticipate from these initiatives and additional service offerings may not be achieved. If we are unable to manage our growth effectively, our business, results of operations, and financial condition may be adversely affected.

Our growth plans place significant demands on our management and operating personnel and we may not be able to hire, train, and retain the appropriate personnel to manage and grow these services. In addition, as we focus on growing our asset-light logistics businesses, we may encounter difficulties in adapting our corporate structure or in developing and maintaining effective partnerships among our operating segments which could hinder our operational, financial, and strategic objectives. Furthermore, we may invest significant resources to enter or expand our services in markets with established competitors, and we may not be able to successfully gain market share which could have an adverse effect on our operating results and financial condition.

We also face challenges and risks in implementing initiatives to manage our cost structure to business levels. We periodically evaluate and modify the ABF Freight network to reflect changes in customer demands and to reconcile ABF Freight’s infrastructure with tonnage levels and the proximity of customer freight, and there can be no assurance that these network changes, to the extent such network changes are made, will result in a material improvement of ABF Freight’s results of operations.

Our Credit Facility and accounts receivable securitization program contain customary financial and other customary restrictive covenants that may limit our future operations. A default under these financing arrangements or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could cause a material adverse effect on our liquidity, financial condition, and results of operations.

The Amended and Restated Credit Agreement, which governs our Credit Facility, contains representations and warranties, conditions, and events of default that are customary for financings of this type including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, and sales of assets. Our accounts receivable securitization program also contains affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio and requirements to maintain certain characteristics of the receivables, such as rates of delinquency, default, and dilution.

If we default under the terms of our Amended and Restated Credit Agreement or our accounts receivable securitization program and fail to obtain appropriate amendments to or waivers under the applicable financing arrangement, our borrowings under such facilities could be immediately declared due and payable. In the event of a default under either of these facilities, we could automatically default on the other of these facilities and on our outstanding notes payable and other financing agreements, unless the lenders to these facilities choose not to exercise remedies or to otherwise allow us to cure the default. If we fail to pay the amount due under our Credit Facility or accounts payable securitization program, the lenders could proceed against the collateral by which our Credit Facility is secured, our borrowing capacity may be limited, or the facilities could be terminated. If acceleration of outstanding borrowings occurs or if the facilities are terminated, we may have difficulty borrowing additional funds sufficient to refinance the accelerated debt or entering into new credit or debt arrangements, and, if available, the terms of the financing may not be acceptable. A default under our Amended and Restated Credit Agreement or accounts receivable securitization program or changes in regulations which impact the availability of funds or our costs to borrow under our financing arrangements could have a material adverse effect on our liquidity and financial condition.

In addition, failing to achieve certain financial ratios as required by our Credit Facility and accounts receivable securitization program could adversely affect our ability to finance our operations, make strategic acquisitions or investments, or plan for or react to market conditions or otherwise execute our business strategies.

We have significant ongoing capital requirements that could have a material adverse effect on our business, profitability, and growth if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms or properly forecast capital needs to correspond with business volumes.

We have significant ongoing capital requirements. If we are not able to generate sufficient cash from operations in the future, our growth could be limited; it may be necessary for us to utilize our existing financing arrangements to a greater extent or enter into additional leasing or financing arrangements, possibly on less favorable terms; or our revenue equipment may have to be held for longer periods, which would result in increased expenditures for maintenance. Forecasting business volumes involves many factors, including general economic trends and the impact of competition, which are subject to uncertainty and beyond our control. If we do not accurately forecast our future capital investment needs, especially for revenue equipment, in relation to corresponding business levels, we could have excess capacity or insufficient capacity. In addition, our Credit Facility contains provisions that could limit our level of annual capital expenditures. If we were unable to properly forecast capital needs and/or were unable to generate sufficient cash from operations, obtain adequate financing at acceptable terms, or if our capital spending was otherwise limited, there could be an adverse effect on our business, profitability, and growth.

Our results of operations could be impacted by seasonal fluctuations or adverse weather conditions.

Our operations are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Freight shipments and operating costs of the ABF Freight and ABF Logistics operating segments can be adversely affected by inclement weather conditions. The first quarter of each year generally has the lowest tonnage levels; at the same time, operating expenses may increase due to, among other things, a decline in fuel economy because of higher fuel density in colder temperatures, and higher accident frequency, increased claims, and potentially higher equipment repair expenditures caused by harsh weather. Expedited shipments of the Panther segment may decline due to post-holiday slowdowns during winter months and plant shutdowns during summer months. Emergency roadside service events of the FleetNet segment are influenced by seasonal variations, and service event volume is generally lower during mild weather conditions. Business levels of the ABF Moving segment are generally lower in the non-summer months when demand for moving services is typically lower. In addition to the impact of weather on seasonal business trends, severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, earthquakes, tornadoes, or lightning strikes, could disrupt our operations or the operations of our customers or disrupt fuel supplies or increase fuel costs, each of which could adversely affect our business levels and operating results. Climate change may have an influence on the severity of weather conditions, which could adversely affect our freight shipments and level of services provided by our asset-light logistics segments and, consequently, our operating results.

We are subject to certain risks arising from our international business.

We provide transportation and logistics services to and from international locations and are, therefore, subject to risks of international business, including, but not limited to, changes in the economic strength of certain foreign countries; social, political, and economic instability; the ability to secure space on third-party aircraft, ocean vessels, and other modes of transportation; burdens of complying with a wide variety of international and United States regulations and export and import laws as well as different liability standards and less developed legal systems; difficulties in enforcing contractual obligations and intellectual property rights; changes in foreign exchange rates; and restrictive trade policies and imposition of duties, taxes, or government royalties imposed by foreign governments, and changes in international tax laws and regulations. In addition, natural disasters, pandemics, acts of terrorism, and insurrections could impede our ability to provide satisfactory services to customers in international locations.

We are also subject to compliance with the Foreign Corrupt Practices Act (“FCPA”) and hold Customs-Trade Partnership Against Terrorism (“C-TPAT’) status for businesses within our ABF Freight, Panther, and ABF Logistics segments. Failure to comply with the FCPA and local regulations in the conduct of our international business operations may result in criminal and civil penalties against us. If we are unable to maintain our C-TPAT status, we may face a loss of certain business due to customer requirements to deal only with C-TPAT participating carriers, because of the enhanced levels of supply chain security provided by participating in the C-TPAT program. In addition, loss of C-TPAT status for Panther may result in significant border delays for the segment, which could cause its international operations to be less efficient than competitors also operating internationally.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company believes that its facilities are suitable and adequate and that they have sufficient capacity to meet current business requirements; although recent and expected business growth has required the Company to obtain additional office space.

The Company owns its corporate headquarters office building in Fort Smith, Arkansas, which contains 196,800 square feet. To support growth of its operating subsidiaries, on May 30, 2014, the Company announced its plans to construct a new corporate headquarters facility in Fort Smith, Arkansas. Construction of the new corporate headquarters facility commenced in April 2015 with an anticipated completion date in Spring 2017. Certain of the Company’s subsidiaries will continue to operate from the existing corporate headquarters office building after the new corporate headquarters facility is constructed.

Freight Transportation (ABF Freight) Segment

As of December 31, 2015, ABF Freight operated out of 248 terminal facilities, 10 of which also serve as distribution centers. The Company owns 115 of these facilities and leases the remainder from nonaffiliates. ABF Freight’s distribution centers are as follows:

	No. of Doors	Square Footage
Owned:
Dayton, Ohio	330	250,700
Carlisle, Pennsylvania	333	196,200
Winston-Salem, North Carolina	150	174,600
Kansas City, Missouri	252	166,200
Atlanta, Georgia	226	158,200
South Chicago, Illinois	274	152,800
North Little Rock, Arkansas	196	150,500
Dallas, Texas	196	144,200
Albuquerque, New Mexico	85	71,000

Leased from nonaffiliate:
Salt Lake City, Utah	89	53,900

Asset-Light Logistics Segments

In January 2015, Panther purchased a new general office building and service bay in Medina, Ohio totaling 59,600 square feet to replace the office buildings it previously leased in Seville, Ohio. Additionally, Panther leases 10 other locations with approximately 33,100 square feet of office and warehouse space.

ABF Logistics and certain sales and administrative functions of ABF Moving lease three office buildings in Fort Smith, Arkansas with approximately 62,400 square feet of space. ABF Logistics operates in three additional leased offices located in Texas, Oklahoma, and Arkansas with a total of approximately 58,600 square feet.

FleetNet owns its offices located in Cherryville, North Carolina containing approximately 38,900 square feet and leases 7,700 square feet of secondary office space in Charlotte, North Carolina.

ABF Moving also owns certain general offices and warehouse buildings containing approximately 71,000 square feet and leases additional office space of approximately 15,400 square feet located in Wichita Falls, Texas. ABF Moving also leases an additional office space with approximately 16,000 square feet located in Nebraska.

ITEM 3.LEGAL PROCEEDINGS

Various legal actions, the majority of which arise in the normal course of business, are pending. These legal actions are not expected to have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations, or cash flows. We maintain liability insurance against certain risks arising out of the normal course of its business, subject to certain self-insured retention limits. We have accruals for certain legal, environmental, and self-insurance exposures. For information related to our environmental and legal matters, see Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Dividends and Holders

The common stock of ArcBest Corporation (the “Company”) trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ARCB.” The following table sets forth the high and low recorded sale prices of the common stock during the periods indicated as reported by NASDAQ and the cash dividends declared:

			Cash
	High	Low	Dividend
2014
First quarter	$37.61	$29.88	$0.03
Second quarter	45.68	35.09	0.03
Third quarter	45.19	31.50	0.03
Fourth quarter	47.52	30.14	0.06

2015
First quarter	$46.75	$36.95	$0.06
Second quarter	39.78	31.21	0.06
Third quarter	34.97	24.80	0.06
Fourth quarter	28.80	19.97	0.08

As of February 22, 2016, there were 25,784,589 shares of the Company’s common stock outstanding, which were held by 263 stockholders of record.

On January 27, 2016, the Board of Directors declared a quarterly dividend of $0.08 per share to stockholders of record on February 10, 2016. The Company expects to continue to pay quarterly dividends in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and will depend upon the Company’s future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under the Company’s Amended and Restated Credit Agreement (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and other factors.

Issuer Purchases of Equity Securities

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion.  Repurchases may be made either from the Company’s cash reserves or from other available sources. As of December 31, 2015 and 2014, treasury shares totaled 2,080,187 and 1,677,932, respectively. Under the repurchase program, the Company purchased 292,186 shares during the nine months ended September 30, 2015, and purchased 110,069 shares during the three months ended December 31, 2015 as summarized in the following table, leaving $47.2 million available for repurchase under the program.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
10/1/15 – 10/31/15	—	$—	—	$50,000
11/1/15 – 11/30/15	110,069	25.08	110,069	$47,239
12/1/15 – 12/31/15	—	—	—	$47,239
Total	110,069	$25.08	110,069

(1)	Represents the weighted average price paid per common share including commission.
(2)

In January 2003, the Company’s Board of Directors authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

As of February 22, 2016, the Company had purchased an additional 104,002 shares of its common stock for an aggregate cost of $2.0 million, leaving $45.2 million available for repurchase under the current buyback program.

ITEM 6.SELECTED FINANCIAL DATA

The following table includes selected financial and operating data for the Company as of and for each of the five years in the period ended December 31, 2015. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report on Form 10-K.

	Year Ended December 31
	2015	2014	2013	2012(1)	2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$2,666,905	$2,612,693	$2,299,549	$2,065,999	$1,907,609
Operating income (loss)	75,496	69,239	19,070	(14,568)	9,759
Income (loss) before income taxes	72,734	70,612	19,461	(16,992)	9,493
Income tax provision (benefit)	27,880	24,435	3,650	(9,260)	3,160
Net income (loss) attributable to ArcBest Corporation	44,854	46,177	15,811	(7,732)	6,159
Earnings (loss) per common share, diluted	1.67	1.69	0.59	(0.31)	0.23
Cash dividends declared per common share(2)	0.26	0.15	0.12	0.12	0.12
Balance Sheet Data:
Total assets	1,262,909	1,127,622	1,017,326	1,034,462	916,220
Current portion of long-term debt	44,910	25,256	31,513	43,044	24,262
Long-term debt (including notes payable and capital leases, excluding current portion)	167,599	102,474	81,332	112,941	46,750
Other Data:
Net capital expenditures, including assets acquired through notes payable and capital leases(3)	152,378	85,880	24,211	68,854	76,575
Depreciation and amortization of fixed assets	89,040	81,870	84,215	85,493	73,742
Amortization of intangibles	4,002	4,352	4,174	2,261	—

(1)	On June 15, 2012, the Company acquired Panther Expedited Services, Inc. Panther’s operations have been included in the consolidated results of operations since the acquisition date.
(2)	The Company’s Board of Directors increased the quarterly cash dividend to $0.06 per share in October 2014 and to $0.08 per share in October 2015.
(3)	Capital expenditures are shown net of proceeds from the sale of property, plant and equipment.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ArcBest Corporation® (the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and logistics solutions. Our principal operations are conducted through our Freight Transportation (ABF Freight®) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments are the following asset-light logistics (formerly referred to as “non-asset-based”) businesses: Premium Logistics (Panther); Emergency & Preventative Maintenance (FleetNet); Transportation Management (ABF Logistics®); and Household Goods Moving Services (ABF Moving®). (See additional segment descriptions in “Business” included in Part I, Item 1 and in Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.) References to the Company, including “we,” “us,” and “our,” in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

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
•

an overview of consolidated results with 2015 compared to 2014 and 2014 compared to 2013, and a consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”) schedule;

•	a financial summary and analysis of the ABF Freight segment results of 2015 compared to 2014 and 2014 compared to 2013, including a discussion of key actions and events that impacted the results;
•	a financial summary and analysis of our asset-light logistics reportable operating segments, including a discussion of key actions and events that impacted the results; and
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

•

Recent Accounting Pronouncements discusses accounting standards that are not yet effective for our financial statements but are expected to have a material effect on our future results of operations or financial condition.

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

•	For the asset-light logistics segments:
•

primarily customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or events used to measure changes in business levels; and

•	management of operating costs.

RESULTS OF OPERATIONS

Consolidated Results

	Year Ended December 31
	2015	2014	2013
	(in thousands, except per share data)
REVENUES
Freight Transportation (ABF Freight)	$1,918,450	$1,930,990	$1,761,716
Premium Logistics (Panther)	300,368	316,668	246,849
Transportation Management (ABF Logistics)	203,529	152,632	105,223
Emergency & Preventative Maintenance (FleetNet)	174,952	158,581	137,546
Household Goods Moving Services (ABF Moving)	119,252	94,628	82,169
Other and eliminations	(49,646)	(40,806)	(33,954)
Total consolidated operating revenues	$2,666,905	$2,612,693	$2,299,549

OPERATING INCOME
Freight Transportation (ABF Freight)	$62,436	$50,093	$10,033
Premium Logistics (Panther)	10,798	15,640	6,956
Transportation Management (ABF Logistics)	5,861	3,835	2,973
Emergency & Preventative Maintenance (FleetNet)	2,954	3,122	3,274
Household Goods Moving Services (ABF Moving)	4,836	3,179	1,850
Other and eliminations	(11,389)	(6,630)	(6,016)
Total consolidated operating income	$75,496	$69,239	$19,070

NET INCOME	$44,854	$46,177	$15,811

DILUTED EARNINGS PER SHARE	$1.67	$1.69	$0.59

Consolidated operating income increased $6.3 million or 9.0% above 2014. However, net income and diluted earnings per share were lower in 2015 versus 2014 due to lower income from changes in cash surrender value of life insurance policies, which is reported below the operating income line on the consolidated statements of operations, and due to a higher tax rate in 2015 as further described within MD&A.

Our consolidated revenues, which totaled $2.7 billion for 2015, increased 2.1% compared to 2014, preceded by a 13.6% increase in 2014 revenues compared to 2013. The year-over-year increase in consolidated revenues for 2015 reflects a 10.5% increase in revenues of our asset-light logistics operating segments, on a combined basis, offset, in part, by a 0.6% decrease in revenues of ABF Freight (asset-based business). The year-over-year increase in consolidated revenues for 2014 reflects higher revenues for each segment due to increased business volumes.

ABF Freight revenues represented 71%, 73%, and 75% of total revenues before other revenues and intercompany eliminations for 2015, 2014, and 2013, respectively. The 0.6% decrease in ABF Freight’s revenue in 2015 was due to lower fuel surcharges associated with decreased fuel prices in 2015, as compared to 2014, and a decline in tonnage levels, offset, in part, by a slight improvement in yield, as measured by billed revenue per hundredweight, including fuel surcharges. ABF Freight’s revenues increased 9.6% in 2014 compared to the prior year, primarily due to the impact of a 6.6% increase in tonnage and improved billed revenue per hundredweight which increased 2.9% in 2014 compared to 2013.

As a result of business acquisitions and growth due to strategic investments in personnel and infrastructure in recent years, our asset-light logistics segments have become a larger proportion of consolidated revenues, generating 29%, 27%, and 25% of total revenues before other revenues and intercompany eliminations for 2015, 2014, and 2013, respectively. The 10.5% year-over-year increase in revenues of our asset-light logistics segments, on a combined basis, for 2015 reflect higher business volumes due, in part, to more comprehensive customer services being offered across our consolidated enterprise and to the revenues resulting from acquisitions in the ABF Logistics segment of Smart Lines Transportation Group, LLC (“Smart Lines”) in January 2015 and Bear Transportation Services, L.P. (“Bear”) in December 2015.

Our improved consolidated operating income for 2015 benefited from improved cost management at ABF Freight through better utilization of owned equipment and driver resources, as well as more effective use of purchased transportation and rented equipment. The year-over-year changes in consolidated operating income, net income, and per share amounts for 2015 and 2014 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations, as well as the items described below.

Consolidated operating results for 2015 were negatively impacted by an increase in nonunion healthcare costs which increased $6.1 million in 2015 over 2014, primarily due to an increase in severity of claims, and $0.9 million (pre-tax), or $0.6 million (after-tax) and $0.02 per share, of third-party casualty expense related to an unfavorable claim associated with a bankrupt FleetNet customer. These costs were partially offset by a net $2.2 million (pre-tax) decrease in other nonunion benefit costs, including lower pension settlement charges.

Consolidated pension settlement charges relate primarily to our nonunion defined benefit pension plan. In 2015, we incurred pension settlement charges of $3.2 million (pre-tax), or $2.0 million (after-tax) and $0.07 per share, versus $6.6 million (pre-tax), or $4.0 million (after-tax) and $0.16 per share, in 2014, and $2.1 million (pre-tax), or $1.3 million (after-tax) and $0.05 per share, in 2013. We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million (pre-tax) per quarter during 2016; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the accumulated benefit obligation of the plan upon settlement.

For 2015, the “Other and eliminations” line of operating income includes acquisition transaction costs of $1.4 million (pre-tax), or $0.9 million (after-tax) and $0.03 per share, and additional investments in enterprise solutions to provide an improved platform for revenue growth and for offering ArcBest services across multiple operating segments. Our enterprise solutions initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact. Quarterly costs in 2016 associated with this initiative and the related impact on the “Other and eliminations” costs are estimated to be approximately $1.0 million, on average, above the 2015 quarterly levels.

The comparisons of consolidated net income and earnings per share for 2015 versus 2014 were also impacted by the effective tax rates, as further described within the Income Taxes section of MD&A, and lower income from life insurance policies. A portion of our cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. Life insurance proceeds and changes in cash surrender value of life insurance policies contributed $0.01 to diluted earnings per share in 2015, compared to $0.15 per share in 2014.

Because a portion of our unvested restricted stock units contain rights for the award holder to receive nonforfeitable dividends, they are considered “participating securities”; and, therefore, we are required to use the two-class method for determining earnings per share. Under this two-class method, a portion of net income and the amount of dividends paid on the participating securities are deducted from net earnings and allocated to the participating securities based on the proportion of weighted-average participating securities to the total of weighted-average common stock outstanding plus the weighted-average participating securities. The remainder of net earnings (or adjusted net earnings) is used for calculating earnings per share available to common stock. The amount of earnings allocated to participating securities (i.e., the amount of earnings deducted from total net earnings and not used in the calculation of earnings per share available to common stockholders) depends on the relationship of the number of participating securities to weighted-average common stock outstanding, and this allocated earnings amount also changes as net earnings changes. The effect of allocating earnings to participating securities reduced earnings per share available to common stockholders by $0.02 per share in 2015, compared to $0.09 per share in 2014, and $0.03 per share in 2013. (See the calculation of earnings per share in Note L to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.) The impact of dividends to be paid on unvested restricted stock units in the two-class method for calculating earnings per share was lessened beginning in 2015 as a result of changes made to our restricted stock program in early 2015.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

Consolidated Adjusted EBITDA increased 5.3% and 38.2% in 2015 and 2014, respectively, compared to the prior year. The year-over-year increases in consolidated Adjusted EBITDA reflect changes in consolidated earnings, which were driven primarily by ABF Freight’s operating results.

	Year Ended December 31
	2015	2014	2013
	($ thousands)
CONSOLIDATED ADJUSTED EBITDA
Net income	$44,854	$46,177	$15,811
Interest and other related financing costs	4,400	3,190	4,183
Income tax provision	27,880	24,435	3,650
Depreciation and amortization	93,042	86,222	88,389
Amortization of share-based compensation	8,029	6,998	5,494
Amortization of net actuarial losses of benefit plans and pension settlement expense	7,432	9,300	10,046
	$185,637	$176,322	$127,573

Adjusted EBITDA is a primary component of the financial covenants contained in our Amended and Restated Credit Agreement (see Financing Arrangements within the Liquidity and Capital Resources section of MD&A). Management also uses Adjusted EBITDA as a key measure of our performance and for business planning. Adjusted EBITDA assists us in comparing our operating performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in management’s opinion, do not reflect our core operating performance. Management believes Adjusted EBITDA is useful because it provides analysts, investors, and others the same information that we use internally for purposes of assessing our core operating performance. However, this financial measure should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined under generally accepted accounting principles (“GAAP”). Other companies may calculate Adjusted EBITDA differently; therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

ABF Freight Segment Overview

ABF Freight’s operations are affected by general economic conditions, as well as a number of other factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K. The key performance factors and operating results for ABF Freight are discussed in the following paragraphs.

ABF Freight represented approximately 71% of our 2015 total revenues before other revenues and intercompany eliminations. As of December 2015, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

Tonnage

The level of tonnage managed by ABF Freight is directly affected by industrial production and manufacturing, distribution, residential and commercial construction, consumer spending, primarily in the North American economy, and capacity in the trucking industry. ABF Freight’s operating results are affected by economic cycles, customers’ business cycles, and changes in customers’ business practices. ABF Freight actively competes for freight business based primarily on price, service, and availability of flexible shipping options to customers. ABF Freight seeks to offer value through identifying specific customer needs, then providing operational flexibility and seamless access to its services and those of our asset-light logistics operating segments in order to respond with customized solutions.

ABF Freight’s tonnage levels decreased 1.5% on a per-day basis in 2015 which was preceded by an increase of 6.6% and 3.6% on a per-day basis in 2014 and 2013, respectively, compared to the prior year. The tonnage decrease in 2015 compared to 2014 was primarily influenced by a general weakening in the macroeconomic environment and the related freight market conditions, which were impacted by higher customer inventory levels and lower industrial-related manufacturing production. The increases in year-over-year tonnage levels for the 2014 and 2013 periods resulted primarily from improved economic conditions and, for 2014, additional LTL shipments associated with service and demand constraints in other transportation modes.

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

Fuel

The transportation industry is dependent upon the availability of adequate fuel supplies. ABF Freight charges a fuel surcharge which is based on the index of national on-highway average diesel fuel prices published weekly by the U.S. Department of Energy.  Although revenues from fuel surcharges generally more than offset increases in direct diesel fuel costs, other operating costs have been, and may continue to be, impacted by fluctuating fuel prices. The total impact of energy prices on other nonfuel-related expenses is difficult to ascertain. ABF Freight cannot predict, with reasonable certainty, future fuel price fluctuations, the impact of energy prices on other cost elements, recoverability of fuel costs through fuel surcharges, and the effect of fuel surcharges on ABF Freight’s overall rate structure or the total price that ABF Freight will receive from its customers. While the fuel surcharge is one of several components in ABF Freight’s overall rate structure, the actual rate paid by customers is governed by market forces and the overall value of services provided to the customer.

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating results may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout 2015, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident as fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, which we have experienced since third quarter 2014, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight may, from time to time, revise its standard fuel surcharge program which impacts 35% to 40% of ABF Freight’s shipments and primarily affects noncontractual customers. ABF Freight made such revisions to its fuel surcharge scale effective February 4, 2015,  to better align the fuel surcharge rate at lower fuel prices, and effective February 1, 2016, to establish surcharge rates for fuel prices at the lower end of the scale and to adjust the upper end of the fuel surcharge scale to better align with expected fuel costs. Despite the February 2015 revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s 2015 revenues, in comparison to 2014, were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Labor costs, including retirement and healthcare benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s total salaries, wages, and benefits, amounted to 61.2%, 58.1%, and 61.0% of ABF Freight’s revenues for 2015, 2014, and 2013, respectively. In addition to higher salaries, wages, and benefits expense, the year-over-year increase as a percentage of revenue for 2015 was influenced by the effect of lower fuel surcharges on ABF Freight’s revenues. The improvement in labor costs as a percentage of revenue for 2014 primarily reflects the savings related to the ABF NMFA. ABF Freight’s ability to effectively manage labor costs has a direct impact on its operating performance. Although ABF Freight is generally effective in managing its costs to business levels, portions of labor costs are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels has been challenging during 2014 and 2015 as ABF Freight strives to maintain customer service. Labor costs are discussed further in the ABF Freight Segment Results section of Results of Operations.

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

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution periods which began August 1, 2015 and 2014.  Rate freezes for the annual contribution periods which began August 1, 2015 and 2014 impacted multiemployer pension plans to which ABF Freight made approximately 70% and 80% of its total multiemployer pension contributions for the year ended December 31, 2015 and 2014, respectively.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 that was signed into law on December 16, 2014, included new provisions to address the funding of multiemployer pension plans in critical and declining status, including certain of those in which ABF Freight participates. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury”) for the reduction of certain accrued benefits. Any actions taken by multiemployer pension plan trustees under the Reform Act to improve funding will not reduce the contribution rates ABF Freight is obligated to pay under its current contract with the IBT, and we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees. However, management believes the Reform Act is a constructive step in addressing the complex funding issue facing multiemployer pension plans and their contributing employers. See Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the provisions of the Reform Act.

In September 2015, the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which includes accrued benefit reductions for participants in an attempt to avoid the insolvency of the Central States Pension Plan that otherwise is projected by the plan to occur. The proposed benefit reductions in the pension rescue plan, which are subject to various requirements and restrictions, vary depending on participants’ age, retirement status, years of credited service, and whether the participants’ current or former employer that withdrew from the multiemployer pension plan either failed to pay their full employer withdrawal obligations or paid their full employer withdrawal liability but guaranteed protection of the participants’ benefits. If the Treasury approves the proposed pension rescue plan, participants in the Central States Pension Plan will have an opportunity to vote on whether the rescue plan should be implemented; however, by law, the Treasury can override a negative participant vote and order that the pension rescue plan be implemented or modified. If approved, the pension rescue plan could be implemented as early as July 2016 based on the application filing date. As previously disclosed, the implementation of the rescue plan sought by the Central States Pension Plan would not reduce the benefit rates ABF Freight is obligated to pay under the ABF NMFA which will remain in effect through March 31, 2018.

Some employer companies that participate in multiemployer plans, in which ABF Freight also participates, have received proposals from, and entered into transition agreements with, certain multiemployer plans to restructure future plan contributions to be more in-line with benefit levels. These transition agreements, which require mutual agreement of numerous elements between the multiemployer plan and the contributing employer, may also result in recognition of withdrawal liabilities. We monitor and evaluate any such proposals we receive, including the potential economic impact to our business. At the current time, there are no proposals provided to ABF Freight that are acceptable.

ABF Freight Segment Results — 2015 Compared to 2014

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Year Ended December 31
	2015	2014
ABF Freight Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	61.2%	58.1%
Fuel, supplies, and expenses	16.0	18.7
Operating taxes and licenses	2.6	2.4
Insurance	1.5	1.3
Communications and utilities	0.8	0.8
Depreciation and amortization	3.9	3.6
Rents and purchased transportation	10.3	11.9
Gain on sale of property and equipment	(0.1)	(0.1)
Pension settlement expense	0.1	0.3
Other	0.4	0.4
	96.7%	97.4%

ABF Freight Operating Income	3.3%	2.6%

The following table provides a comparison of key operating statistics for ABF Freight:

	Year Ended December 31
	2015	2014	% Change
Workdays	251.5	251.5
Billed revenue(1) per hundredweight, including fuel surcharges	$28.96	$28.74	0.8%
Pounds	6,619,146,561	6,717,820,225	(1.5)%
Pounds per day	26,318,674	26,711,015	(1.5)%
Shipments per day	20,272	19,803	2.4%
Shipments per DSY(2) hour	0.451	0.456	(1.1)%
Pounds per DSY(2) hour	585.42	615.22	(4.8)%
Pounds per shipment	1,298	1,349	(3.8)%
Pounds per mile(3)	19.48	19.96	(2.4)%

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

ABF Freight Revenues

ABF Freight’s revenues for the year ended December 31, 2015 totaled $1,918.5 million, compared to $1,931.0 million in 2014. ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 0.7% on a per-day basis in 2015 compared to 2014, primarily reflecting a 1.5% decrease in tonnage per day partially offset by an 0.8% increase in total billed revenue per hundredweight, including fuel surcharges. The increases in total billed revenue per hundredweight occurred despite lower fuel surcharge revenues associated with decreased fuel prices.

The decrease in tonnage per day in 2015 compared to 2014 reflects slight growth in LTL-rated tonnage, more than offset by a reduction in truckload-rated business. Freight market conditions, which have continued to be impacted by higher customer inventory levels and lower industrial-related manufacturing production, have contributed to ABF Freight’s tonnage decline. With the softer freight environment, spot truckload capacity has been more available in the market compared to 2014, which has provided alternative carriers for some of our customers’ large-sized shipments. As a result, ABF Freight’s average weight per shipment declined 3.8% for 2015, compared to the prior year, while shipment counts increased during 2015.

ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 4.95% effective October 5, 2015 and 5.4% effective November 3, 2014 and March 24, 2014, although the rate changes vary by lane and shipment characteristics. For 2015, prices on accounts subject to annually negotiated contracts which were renewed during the period increased 4.7% compared to the prior year.

The increase in total billed revenue per hundredweight for 2015, compared to 2014, reflects changes in profile and business mix, including a higher proportion of LTL-rated business, which generally has a higher revenue per hundredweight than truckload-rated business. The year-over-year increase in the billed revenue per hundredweight measure was influenced by the 2014 and 2015 general rate increases and improvements in contractual and deferred pricing, offset, in part, by lower fuel surcharge revenue in 2015, as further discussed in the Fuel section of the ABF Freight Segment Overview of Results of Operations. ABF Freight’s average nominal fuel surcharge rate for 2015 dropped approximately 675 basis points from 2014 levels. Excluding changes in fuel surcharges and freight profile, average pricing on ABF Freight’s traditional LTL-rated business experienced low- to mid-single digit percentage increases for 2015, compared to 2014.

ABF Freight Revenues – First Quarter to-date 2016

Quarter-to-date through late-February 2016, ABF Freight’s billed revenues were approximately 1% lower than the same prior-year period on a per-day basis due to a decrease in billed revenue per hundredweight of approximately 2.5%, which includes the effect of lower fuel surcharges, partially offset by a 1% to 1.5% increase in tonnage on a per-day basis. The increase in quarter-to-date tonnage levels on a per-day basis for 2016 is favorably influenced by the effects of less severe winter weather events as compared to the same period of 2015.

Tonnage levels are seasonally lower during January and February while March provides a disproportionately higher amount of the first quarter’s business. The first quarter of each year generally has the highest operating ratio of the year, although other factors, including the state of the economy, may influence quarterly comparisons. The impact of general economic conditions and ABF Freight’s pricing approach, as further discussed in the Pricing section of the ABF Freight Segment Overview of Results of Operations, may continue to impact ABF Freight’s tonnage levels and, as such, there can be no assurance that ABF Freight will achieve improvements in its current operating results. There can also be no assurance that the current pricing trends will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

ABF Freight Operating Income

ABF Freight generated operating income of $62.4 million in 2015 compared to $50.1 million in 2014. ABF Freight’s 2015 operating ratio improved by 0.7 percentage points to 96.7% from 97.4% in 2014. ABF Freight’s ability to further improve its operating ratio is impacted by: managing its cost structure (as discussed in the Labor Costs section of the ABF Freight Overview of Results of Operations) in line with tonnage levels; and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses of the ABF Freight segment as salaries, wages, and benefits, amounted to 61.2% and 58.1% of ABF Freight’s revenues for 2015 and 2014, respectively. Salaries, wages, and benefits costs increased 3.1% as a percentage of revenue in 2015 compared to 2014. The increase as a percentage of revenue was influenced by the effect on ABF Freight’s revenues of lower fuel surcharges associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. Management believes that productivity declines, as further described in the following paragraph, have contributed to excess labor costs relative to freight levels. The 2015 increase in labor costs also reflects increased utilization of ABF Freight road drivers versus the use of purchased transportation, for which expenses declined compared to the prior year. In addition, contractual wage and benefit rates were at higher levels as the ABF NMFA contractual wage rate increased 2.0% effective July 1, 2014 and again on July 1, 2015, and, including the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Segment Overview section of Results of Operations, the health, welfare, and pension benefit rate increased an average of approximately 3.3% and 3.7% effective primarily on August 1, 2014 and 2015, respectively.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight strives to maintain customer service. ABF Freight believes that this service emphasis generates improved yields and business levels. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs. Shipments per DSY hour, which decreased 1.1% for 2015 compared to 2014, reflect reduced efficiency in street operations as ABF Freight focused on improving customer service, partially offset by improvement in dock handling. Lower weight per shipment for 2015 also contributed to lower pounds per DSY hour and a decrease in pounds per mile compared to the prior year. The lower weight per shipment in 2015 reflects smaller average shipment sizes and a shift in business mix to a higher proportion of LTL-rated shipments than truckload-rated shipments.

Fuel, supplies, and expenses as a percentage of revenue decreased 2.7% in 2015 compared to 2014, primarily due to a decrease in ABF Freight’s average fuel price per gallon (excluding sales tax) of approximately 40%.

Depreciation and amortization as a percentage of revenue increased by 0.3% in 2015 compared to 2014 due primarily to the timing of replacing road tractors and higher per unit costs. The 2016 capital expenditure plan reflects continuation of the accelerated replacement of revenue equipment and alignment with our long-term strategy to advance operational efficiencies. We expect that new equipment added in 2015 and planned for 2016 will increase the dependability and consistency of service, improve fuel economy, and lower maintenance costs.

Rents and purchased transportation as a percentage of revenue decreased by 1.6% in 2015 compared to 2014. The decrease was primarily attributable to lower utilization of rail and other service providers and agents and lower fuel surcharges associated with purchased transportation services. Purchased transportation miles were down approximately 38% for 2015 from 2014, due to increased utilization of ABF Freight road drivers. Rental expense for revenue equipment also decreased during 2015, compared to the prior year, reflecting improved equipment management and tractor and trailer purchases made during 2014 and 2015.

Pension settlement charges, primarily related to our nonunion defined benefit pension plan, totaled $2.4 million in 2015 versus $5.3 million in 2014.

ABF Freight Segment Results — 2014 Compared to 2013

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Year Ended December 31
	2014	2013
ABF Freight Operating Expenses (Operating Ratio)
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

Effective November 3, 2014, March 24, 2014, and May 28, 2013, ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 5.4%, 5.4%, and 5.9%, respectively, although the amounts vary by lane and shipment characteristics. For 2014, prices on accounts subject to annually negotiated contracts which were renewed during the period increased an average of approximately 4% to 5% compared to 2013.

The increase in total billed revenue per hundredweight, including fuel surcharges, for 2014 was impacted by the general rate increases and improvements in contractual and deferred pricing agreements, which ABF Freight secured in the midst of a favorable pricing environment. Improved pricing in 2014 reflects tightened industry capacity and positive freight profile changes, including higher class and a slight increase in length of haul. The revenue per hundredweight measure was favorably influenced by a shift to a higher proportion of LTL-rated business combined with increased pricing on truckload-rated shipments. Excluding changes in fuel surcharges and freight profile, average pricing on ABF Freight’s traditional LTL-rated business experienced a low-single digit percentage increase in 2014, compared to 2013.

ABF Freight Operating Income

ABF Freight generated operating income of $50.1 million in 2014 compared to $10.0 million in 2013. ABF Freight’s 2014 operating ratio improved by 2.0 percentage points to 97.4% from 99.4% in 2013. The improvement in ABF Freight’s operating results for 2014 primarily reflects the cost reductions associated with the ABF NMFA implemented on November 3, 2013 and the effect of revenue growth, as a portion of operating costs are fixed in nature and decrease, as a percent of revenue, with increases in revenue levels, including fuel surcharges. Adverse weather effects in January and February 2014, which disrupted operations, decreased shipment volumes, and increased operating expenses, negatively impacted ABF Freight operating results by an estimate of approximately $10.5 million during first quarter 2014. ABF Freight’s operating ratio was also impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Total salaries, wages, and benefits amounted to 58.1% and 61.0% of ABF Freight’s revenues for 2014 and 2013, respectively. Portions of salaries, wages, and benefits are fixed in nature and decrease as a percent of revenue with increases in revenue levels, including fuel surcharges. The improvement in labor costs as a percentage of revenue primarily reflects the savings related to the ABF NMFA. The lower labor cost as a percentage of revenue was also impacted by higher utilization of purchased transportation.

While labor costs as a percentage of revenue improved in 2014, the productivity declines shown in the previous table, including a 3.2% decrease in shipments per DSY hour and a 4.0% decrease in pounds per DSY hour, primarily reflect the negative impact of a significantly higher proportion of inexperienced dock and city delivery employees hired to handle the tonnage growth. The productivity declines for 2014 also reflect the negative impact of severe winter weather in first quarter 2014 on labor efficiency in ABF Freight’s local operations. The year-over-year decrease in pounds per mile primarily reflects changes in average shipment weight, due, in part, to a higher proportion of LTL-rated shipments, combined with reduced linehaul load efficiency associated with inexperienced dock personnel in 2014.

ABF Freight’s operations team worked diligently to respond to the challenges of servicing its customers in the midst of significant business growth, and the ongoing efforts ABF Freight implemented in second quarter 2014 to improve productivity and to reduce total labor hours to match available freight levels began to yield progress in the latter part of the year. In addition to offering increased employee training and performing daily monitoring of productivity by management, progress was also made to improve equipment utilization and trailer loadings which directly impact productivity, as evidenced by reduced year-over-year deterioration in fourth quarter 2014 DSY productivity measures in comparison to the second and third quarters of 2014.

Salaries, wages, and benefits costs increased $45.9 million for 2014 compared to 2013, reflecting increased personnel costs for handling higher tonnage levels, declines in productivity as previously discussed, and higher benefit contribution rates related to ABF Freight’s union workforce, offset, in part, by lower base wages, under the ABF NMFA. The health, welfare, and pension benefit contribution rate increase which averaged approximately 4.6% was applied retroactively to August 1, 2013 upon the November 3, 2013 implementation of the ABF NMFA. Under the ABF NMFA, the contractual wage rate increased 2.0% effective July 1, 2014 and the health, welfare, and pension benefit rate increased an average of approximately 3.3% effective primarily on August 1, 2014.

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

Asset-Light Logistics Reportable Operating Segments

During 2015, we continued to invest in the strategic development of our asset-light logistics reportable operating segments (formerly referred to as “non-asset-based”), including the acquisitions of the privately-owned truckload brokerage firms Smart Lines on January 2, 2015 and Bear on December 1, 2015, which provide ABF Logistics an improved platform for expansion of its truckload brokerage operations. The investments we are making to grow our asset-light logistics businesses are part of management’s long-term strategy to ensure we are positioned to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services. Our continued progress in 2015 towards growing our asset-light logistics businesses was preceded by the establishment of our enterprise solutions group in 2014 to enable us to offer integrated transportation and logistics solutions for our customers through a single point of contact; the formation of the ABF Logistics segment, effective July 1, 2013, to strategically align the sales and operations functions of our logistics businesses; and the acquisition of Panther on June 15, 2012, which is a key component of our strategy to offer customers more end-to-end logistics solutions and expertise in response to their complex supply chain and unique shipping needs.

For the year ended December 31, 2015, 2014, and 2013, the combined revenues of our asset-light logistics operating segments totaled $798.1 million, $722.5 million, and $571.8 million, respectively, accounting for approximately 29%, 27%, and 25% of 2015, 2014, and 2013 total revenues before other revenues and intercompany eliminations. See Note M to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for descriptions of the asset-light logistics businesses and additional segment information, including revenues, operating income, and total assets for the years ended December 31, 2015, 2014, and 2013. The operations of our asset-light logistics reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K.

Premium Logistics (Panther)

Panther revenues totaled $300.4 million, $316.7 million, and $246.8 million in 2015, 2014, and 2013, respectively. The decrease in Panther’s 2015 revenues reflects an increase in shipment levels which were more than offset by lower revenue per shipment, primarily due to increased truckload capacity in the spot market. In addition, Panther’s revenues were impacted by changes in account mix which resulted in smaller-sized shipments and a shorter average length of haul on increased shipment levels. The year-over-year revenue decline is also impacted by comparison to 2014, during which Panther generated record levels of revenue and operating profit amid a macroenvironment of limited availability of truckload capacity in the spot market, which resulted in higher demand for expedited freight services. These factors, as well as business from new and existing customers, contributed to Panther’s 28.3% increase in revenues for 2014 compared to 2013. The impact of severe winter weather in first quarter 2014, which had the effect of disrupting customers’ supply chains and increasing demand for premium services, also contributed to higher revenues for 2014.

Panther generated operating income of $10.8 million in 2015, compared to $15.6 million in 2014 and $7.0 million in 2013. The decrease in operating income for 2015 primarily reflects lower revenue levels. The operating income decline was also impacted by unfavorable healthcare and casualty claims, which increased operating expense by a combined $2.2 million over the same period of 2014. The increase in operating income in 2014 from 2013 reflects increased revenues, improved margins, which were influenced by tightened market capacity, and improved management of operating costs. The growth of its owner operator fleet and agent network enhanced Panther’s ability to effectively respond to demanding customer requirements for the segment’s specialized services, which also positively contributed to operating results in 2014 versus 2013. Panther’s operating results were also impacted by depreciation and amortization, which include amortization of acquired intangibles and software, of $8.1 million in 2015 and $8.7 million in each of 2014 and 2013 related to our June 2012 purchase of Panther.

Transportation Management (ABF Logistics)

ABF Logistics revenues, which totaled $203.5 million, $152.6 million, and $105.2 million in 2015, 2014, and 2013, respectively, increased 33.3% in 2015 compared to 2014, and 45.1% in 2014 compared to 2013. The increases in revenues for each period were driven by increased truck brokerage business generated from an expanded customer base. For 2015, the year-over-year increase benefited from revenues contributed by acquisitions of Smart Lines in January 2015 and Bear in December 2015. The year-over-year revenue growth for 2015 was not as strong as the 2014 comparison to 2013, due to changes in fuel prices and the related impact on revenue per load and due to higher demand for truck brokerage services in 2014 amid a macroenvironment of limited availability of truckload capacity in the spot market.

Operating income increased to $5.9 million in 2015 from $3.8 million in 2014 and $3.0 million in 2013. The operating income increase in 2015 reflects revenue growth and improved margins. Operating income improvement for 2014 is attributable to increased revenues and management of operating costs, although the comparison relative to sales growth for 2014 and 2013 was negatively impacted by continued investments in personnel and technology to support future growth, including increased depreciation and amortization expense of information systems, and productivity challenges associated with newly hired personnel. As previously discussed, the ABF Logistics segment was formed in third quarter 2013, by combining our transportation brokerage services, intermodal transportation services, worldwide ocean shipping solutions, and transportation and warehouse management services.

Emergency & Preventative Maintenance (FleetNet)

FleetNet revenues, which totaled $175.0 million, $158.6 million, and $137.5 million in 2015, 2014, and 2013, respectively, increased 10.3% in 2015 compared to 2014 and 15.3% in 2014 compared to 2013, driven by an increase in service events from new and existing customers. FleetNet’s revenue growth in 2015 and 2014 was also influenced by improved pricing.

FleetNet’s operating income for 2015 was $3.0 million, compared to $3.1 million in 2014 and $3.3 million in 2013. FleetNet’s 2015 operating income benefited from higher revenues and improved labor efficiencies; however, these improvements were more than offset by a $0.9 million charge for third-party casualty claim costs during the fourth quarter of 2015 associated with a bankrupt customer, as well as increased healthcare costs of $0.8 million in 2015 compared to 2014. FleetNet’s operating income decline in 2014 from 2013 was impacted by additional operating costs associated with investments in personnel and technology for future growth and the write-off of receivables associated with a large bankrupt customer account.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $119.3 million, $94.6 million, and $82.2 million in 2015, 2014, and 2013, respectively. The 26.0% increase in revenues in 2015 compared to 2014 was primarily due to an increased number of government shipments.

The 15.2% increase in revenues in 2014 compared to 2013 was attributable to higher consumer demand for moving services influenced, in part, by a moderate recovery of the housing market in 2014, and the segment’s improved ability to manage an increased level of household goods shipments during the seasonally strong summer months.

Operating income increased to $4.8 million in 2015 from $3.2 million in 2014 and $1.9 million in 2013, primarily due to higher revenue levels. ABF Moving’s operating income improvement in 2015 and 2014, compared to the prior year, also benefited from improved management of operating costs.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

On a combined basis, the asset-light logistics operating segments generated $39.3 million, $40.5 million, and $28.0 million of EBITDA for the year ended December 31, 2015, 2014, and 2013, respectively. The year-over-year decrease in 2015 EBITDA was primarily related to the Panther operations, offset, in part, by improved earnings of the ABF Logistics and ABF Moving segments. The year-over-year increase in 2014 EBITDA was primarily driven by the Panther operations, with each of the asset-light logistics operating segments generating improvement in EBITDA versus 2013.

	Year Ended December 31
	2015
	Operating	Depreciation and
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
Premium Logistics (Panther)	$10,798	$11,436	$22,234
Transportation Management (ABF Logistics)	5,861	1,138	6,999
Emergency & Preventative Maintenance (FleetNet)	2,954	1,119	4,073
Household Goods Moving Services (ABF Moving)	4,836	1,186	6,022
Total asset-light logistics operating segments	$24,449	$14,879	$39,328

	Year Ended December 31
	2014
	Operating	Depreciation and
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
Premium Logistics (Panther)	$15,640	$11,362	$27,002
Transportation Management (ABF Logistics)	3,835	1,006	4,841
Emergency & Preventative Maintenance (FleetNet)	3,122	961	4,083
Household Goods Moving Services (ABF Moving)	3,179	1,384	4,563
Total asset-light logistics operating segments	$25,776	$14,713	$40,489

	Year Ended December 31
	2013
	Operating	Depreciation and
	Income(1)	Amortization(2)	EBITDA
	(in thousands)
Premium Logistics (Panther)	$6,956	$10,516	$17,472
Transportation Management (ABF Logistics)	2,973	640	3,613
Emergency & Preventative Maintenance (FleetNet)	3,274	540	3,814
Household Goods Moving Services (ABF Moving)	1,850	1,247	3,097
Total asset-light logistics operating segments	$15,053	$12,943	$27,996

(1)

The calculation of EBITDA as presented in this table begins with operating income, as other income (costs), income taxes, and net income are reported at the consolidated level and not included in the segment financial information evaluated by management to make operating decisions.

(2)

For the Panther segment, depreciation and amortization includes amortization of acquired intangibles of $3.6 million in 2015 and $4.2 million in each of 2014 and 2013, and amortization of acquired software of $4.5 million in each of 2015, 2014, and 2013.

Management believes EBITDA to be relevant and useful information, as EBITDA is a standard measure commonly reported and widely used by analysts, investors, and others to measure financial performance of asset-light logistics businesses and the ability to service debt obligations. The EBITDA measure is particularly meaningful in evaluating the results of the Panther segment due to the significant amount of intangible and software amortization impacting the segment’s operating results. Management uses EBITDA as a key measure of our performance and for business planning. EBITDA assists us in comparing our operating performance over various reporting periods on a consistent basis because it removes from our operating results the impact of items that, in management’s opinion, do not reflect our core operating performance. However, this financial measure should not be construed as a better measurement than operating income, operating cash flow, net income, or earnings per share, as determined by GAAP. Other companies may calculate EBITDA differently; therefore, our EBITDA may not be comparable to similarly titled measures of other companies.

Seasonality

Our operations are impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for our services and, consequently, revenues and operating results. Freight shipments and operating costs of the ABF Freight and ABF Logistics segments can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels. Seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will very likely be replaced at higher per unit costs, which could result in higher depreciation charges on a per-unit basis. ABF Freight also continues to experience increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during 2015 compared to 2014 and 2013, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to fully offset inflationary and contractual cost increases.

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

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, primarily for the ABF Freight and Panther operating segments, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. Panther and ABF Logistics are evaluated as separate reporting units for the impairment assessment of goodwill and intangible assets. If our assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may result in a material non-cash write-off of a significant portion of Panther’s goodwill and intangible assets or of goodwill attributable to ABF Logistics, which would have an adverse effect on our financial condition and operating results.

Environmental and Legal Matters

We are subject to federal, state, and local environmental laws and regulations relating to, among other things: emissions control, transportation or handling of hazardous materials, underground and aboveground storage tanks, stormwater pollution prevention, contingency planning for spills of petroleum products, and disposal of waste oil. We may transport or arrange for the transportation of hazardous materials and explosives, and we operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination could occur. See Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the environmental matters to which we are subject and the reserves we currently have recorded in our consolidated financial statements for amounts related to such matters.

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows; however, we are currently involved in an environmental compliance matter, as further described in Note O to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, for which the outcome and related financial impact cannot be determined at this time.

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications and data processing systems and proprietary software programs, that are integral to the efficient operation of our business. Cybersecurity attacks and cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect the on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption insurance and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investment in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurance that a cyber incident that could have a material impact to our operations could not occur.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are unrestricted cash, cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	Year Ended December 31
	2015	2014	2013
	(in thousands)
Cash and cash equivalents(1)	$164,973	$157,042	$105,354
Short-term investments, primarily FDIC-insured certificates of deposit	61,597	45,909	35,906
Total unrestricted	226,570	202,951	141,260
Restricted cash(2)	1,384	1,386	1,902
Total(3)	$227,954	$204,337	$143,162

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. At December 31, 2015, 2014, and 2013, cash and cash equivalents of $69.9 million, $77.3 million, and $49.4 million, respectively, were not FDIC insured.

2015 Compared to 2014

Our unrestricted cash, cash equivalents, and short-term investments increased $23.6 million from December 31, 2014 to December 31, 2015.  The increase in unrestricted funds includes $35.0 million borrowed under our accounts receivable securitization program (further described in the following Financing Arrangements section). During the year ended December 31, 2015, cash provided by operations of  $146.0 million was used to fund $71.8 million of capital expenditures net of proceeds from asset sales (and an additional $80.6 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $30.8 million of notes payable and capital leases; fund the acquisition of two privately-owned businesses for net cash consideration of $29.8 million; purchase $12.8 million of treasury stock; and pay dividends of $6.8 million on common stock.

2014 Compared to 2013

Our unrestricted cash, cash equivalents, and short-term investments increased $61.7 million from December 31, 2013 to December 31, 2014. During 2014, we used cash provided by operations which totaled $143.8 million to repay $40.4 million of long-term debt related to our Term Loan (see the following Financing Arrangements section), capital leases, and notes payable; fund $30.6 million of capital expenditures net of proceeds from asset sales (and an additional $55.3 million of certain ABF Freight revenue equipment purchases were financed with notes payable); pay dividends of $4.1 million on common stock; and fund the acquisition of a privately-owned business for net cash consideration of $2.6 million.

Our cash provided by operating activities during 2014 was $50.3 million above 2013, primarily due to improved operating performance. We made a contribution to our nonunion defined benefit pension plan of $0.1 million during 2014, compared to contributions of $17.8 million made during 2013.

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

Cash provided by operating activities in 2013 was $9.0 million above 2012 primarily due to improved operating results. Contributions to the nonunion defined benefit pension plan, which were reflected within operating cash flows, were relatively comparable totaling $17.8 million in 2013 and $18.0 million in 2012.

Financing Arrangements

Our financing arrangements are discussed further in Note G to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Facility

On January 2, 2015, we entered into an agreement with our lenders to amend and restate our credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the $70.0 million outstanding term loan (the “Term Loan”), which was obtained to finance a portion of the cost of the acquisition of Panther, with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid at our discretion in whole or in part at any time without penalty subject to required notice periods and compliance with minimum prepayment amounts.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, in January 2015, we began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of December 31, 2015. The fair value of the interest rate swap liability was $0.9 million at December 31, 2015.

Accounts Receivable Securitization Program

On January 2, 2015, we entered into an amendment to extend the maturity date of our accounts receivable securitization program until January 2, 2018. On February 1, 2015, we amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain of our subsidiaries continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. During 2015, we borrowed $35.0 million under the accounts receivable securitization program to provide additional funds for investing in our subsidiaries’ capital needs and to maintain flexibility for our growth initiatives.

The amendments we made to our credit agreement and our accounts receivable securitization program in 2015 increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates. We believe these agreements will continue to provide borrowing capacity options necessary for growth of our businesses.

Our accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2015, standby letters of credit of $20.1 million have been issued under the program, which reduced the available borrowing capacity to $44.9 million.

Letter of Credit Agreements and Surety Bond Programs

As of December 31, 2015, we had letters of credit outstanding of $22.1 million (including $20.1 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash.

We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of December 31, 2015, surety bonds outstanding related to the self-insurance program totaled $44.4 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $80.6 million during 2015.  We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements; however, we did not enter into such agreements during 2015. We intend to utilize promissory note arrangements and will consider utilizing capital lease arrangements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

The following table provides our aggregate annual contractual obligations as of December 31, 2015:

	Payments Due by Period
	(in thousands)
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Balance sheet obligations:
Credit Facility, including interest(1)(2)	$77,543	$1,375	$3,903	$72,265	$—
Interest rate swap, including interest(1)(3)	907	594	355	(42)	—
Accounts receivable securitization borrowings, including interest(1)(4)	36,288	536	35,752	—	—
Notes payable, including fixed-rate interest(1)(5)	109,357	46,388	62,728	241	—
Capital lease obligations, including fixed-rate interest(1)(6)	909	213	445	251	—
Postretirement health expenditures(7)	10,623	736	1,694	1,990	6,203
Deferred salary distributions(8)	5,620	820	1,307	1,059	2,434
Supplemental benefit plan distributions(9)	5,484	246	989	3,107	1,142
Voluntary savings plan distributions(10)	2,127	600	232	318	977
Off-balance sheet obligations:
Operating lease obligations, including interest(11)	63,315	14,697	22,627	15,504	10,487
Purchase obligations(12)	73,532	41,300	32,188	44	—
Total	$385,705	$107,505	$162,220	$94,737	$21,243

(1)	See the Financing Arrangements section of Liquidity and Capital Resources for further description of this obligation.

(2)

The Credit Facility matures on January 2, 2020 with interest payments paid monthly and principal due at maturity. Future payments due under the Credit Facility are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(3)	Amounts represent fixed interest payments net of estimated income from the interest rate swap based on the LIBOR swap curve.

(4)

Amounts represent estimated payments due for the $35.0 million borrowed under the accounts receivable securitization program. Future payments due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.

(5)	Amounts represent future payments due under notes payable obligations, which relate to ABF Freight revenue equipment.

(6)

Capital lease obligations relate to ABF Freight terminal facilities. The future minimum rental commitments of lease obligations are presented exclusive of executory costs such as insurance, maintenance, and taxes. The capital lease agreements contain rental adjustment clauses for which the maximum amounts have been included in the contractual obligations presented.

(7)

We sponsor an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision care to certain executive officers. Amounts represent estimated projected payments, net of retiree premiums, related to postretirement health benefits for the next ten years. These projected amounts are subject to change based upon increases and other changes in premiums and medical costs and continuation of the plan for current participants. Postretirement health benefit plan liabilities accrued in the consolidated balance sheet totaled $24.6 million as of December 31, 2015.

(8)

We have deferred salary agreements with certain of our employees. The projected deferred salary agreement distributions are subject to change based upon assumptions for projected salaries and retirements, deaths, disabilities, or early retirement of current employees. Liabilities for deferred salary agreements accrued in the consolidated balance sheet totaled $3.9 million as of December 31, 2015.

(9)

We have an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the nonunion defined benefit pension plan for certain executive officers. The amounts and dates of distributions in future periods are dependent upon actual retirement dates of eligible officers and other events and factors. SBP liabilities accrued in the consolidated balance sheet totaled $4.9 million as of December 31, 2015.

(10)

We maintain a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation plan for the benefit of certain executives. As of December 31, 2015, VSP related assets totaling $2.1 million were included in other assets with a corresponding amount recorded in other liabilities. Elective distributions anticipated under this plan are presented. Future distributions are subject to change for retirement, death, disability, or timing of distribution elections by plan participants.

(11)

While we own the majority of our larger terminals, distribution centers, and administrative offices, we lease certain facilities and equipment. As of December 31, 2015, we had future minimum rental commitments, net of noncancelable subleases, totaling $62.4 million for facilities and $0.9 million for equipment. The future minimum rental commitments are presented exclusive of executory costs such as insurance, maintenance, and taxes.

(12)

Purchase obligations include authorizations to purchase and binding agreements with vendors relating to certain construction costs associated with our new corporate headquarters facility, software, certain service contracts, revenue equipment used in the operations of ABF Freight and Panther, other equipment, and other items for which amounts were not accrued in the consolidated balance sheet as of December 31, 2015. Purchase obligations for costs associated with our new corporate headquarters facility, revenue equipment, and other equipment are included in our 2016 capital expenditure plan.

Based upon currently available actuarial information, which is subject to change upon completion of the 2016 actuarial valuation of the plan, we do not expect to have cash outlays for required minimum contributions to our nonunion defined benefit pension plan in 2016. The plan had an adjusted funding target attainment percentage (“AFTAP”) of 107.3% as of the January 1, 2015 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes. As of December 31, 2015, the nonunion defined benefit pension plan was 85.8% funded on a projected benefit obligation basis (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note I to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Capital Expenditures

The following table sets forth our historical capital expenditures for the periods indicated below:

	Year Ended December 31
	2015	2014	2013
	(in thousands)
Capital expenditures, gross including notes payable and capital leases	$159,017	$90,808	$26,405
Less financing from notes payable and capital lease obligations	80,592	55,325	36
Capital expenditures, net of notes payable and capital leases	78,425	35,483	26,369
Less proceeds from asset sales	6,639	4,928	2,194
Total capital expenditures, net	$71,786	$30,555	$24,175

The variation in our net capital expenditures for the years presented above primarily relate to ABF Freight’s replacement of older revenue equipment and the use of notes payable and capital leases to finance the revenue equipment purchases. Our increase in capital expenditures in 2014 compared to 2013 also reflects business growth in ABF Freight.

For 2016, our total net capital expenditures are estimated to range from $170.0 million to $200.0 million. The 2016 estimated net capital expenditures include revenue equipment purchases of $95.0 million, primarily related to road tractors and trailers for ABF Freight’s road and city operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $45.0 million are included in the estimate for our previously disclosed growth initiatives, including construction of a new corporate headquarters and call center facility in Fort Smith, Arkansas, a portion of which will replace leased space. The remainder of 2016 expected capital expenditures includes costs of other facility and handling equipment at ABF Freight and technology investments across our businesses. We have the flexibility to adjust planned 2016 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $110.0 million in 2016.

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $228.0 million at December 31, 2015. We have generated $146.0 million, $143.8 million, and $93.5 million of operating cash flow during 2015, 2014, and 2013, respectively. However, general economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. The amendments to our credit agreement and our accounts receivable securitization program executed in early 2015 increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates of our financing facilities. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements as disclosed in the Contractual Obligations table of Liquidity and Capital Resources, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

The Board of Directors increased the quarterly dividend rate from $0.06 per share to $0.08 per share beginning with the dividend declared in October 2015. On January 27, 2016, our Board of Directors declared a dividend of $0.08 per share to stockholders of record on February 10, 2016 payable on February 24, 2016. We expect to continue to pay quarterly dividends on our common stock in the foreseeable future, although there can be no assurance in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition, contractual restrictions applying to the payment of dividends under our Amended and Restated Credit Agreement (see Note G to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and other factors.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions (see Note J the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. Quarter-to-date through February 22, 2016, we had used cash on hand to purchase 104,002 shares of our common stock for an aggregate cost of $2.0 million, leaving $45.2 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of December 31, 2015 or 2014.  We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Goodwill

Goodwill increased $19.4 million from December 31, 2014 to December 31, 2015, due to the 2015 acquisitions of Bear and Smart Lines (see the Asset-Light Logistics Reportable Operating Segments section of Results of Operations).

Accounts Payable

Accounts payable increased $10.5 million from December 31, 2014 to December 31, 2015, primarily due to balances assumed with the acquisition of Bear in December 2015.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements of $136.8 million include purchase obligations and future minimum rental commitments under operating lease agreements, primarily for terminal facilities, net of noncancelable subleases, as disclosed in the Contractual Obligations section of Liquidity and Capital Resources.

We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and had no outstanding loans with our executive officers or directors.

INCOME TAXES

Our effective tax rate was 38.3%, 34.6%, and 18.8% of pre-tax income for 2015, 2014, and 2013, respectively. The difference between our effective tax rate and the federal statutory rate for 2015 primarily results from state income taxes, the alternative fuel tax credit, and non-deductible expenses. The difference between our effective tax rate and the federal statutory rate for 2014 and 2013 primarily results from state income taxes, the effect of changes in the cash surrender value of life insurance, life insurance proceeds, and the alternative fuel tax credit. The alternative fuel tax credit was retroactively reinstated to January 1, 2015 in December 2015 and to January 1, 2014 in December 2014, which resulted in recognition of a $1.1 million benefit in each of 2015 and 2014. In January 2013, the alternative fuel tax credit was retroactively reinstated to January 1, 2012, which resulted in recognition of a $1.9 million benefit during 2013 for the 2012 and 2013 credits. The effective rate for 2014 was also affected by a net decrease of approximately $0.7 million in the valuation allowance for deferred tax assets. The effective rate for 2013 was also significantly affected by a net decrease of approximately $1.4 million in the valuation allowance for certain state net operating losses and state deferred tax assets. The decreases in the valuation allowance for deferred tax assets in 2014 and 2013 were based on management’s judgment regarding the realization of deferred tax assets as affected by taxable income for the period and consideration of the other factors that affected 2014 and 2013.

For 2016, the effective tax rate will depend largely on pre-tax income or loss levels. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors, including the amount of pre-tax income or loss, may cause the full year 2016 tax rate to vary significantly from the statutory rate. Due to the impact of non-deductible expenses, lower levels of pre-tax income result in a higher tax rate on income and a lower benefit rate on losses. As pre-tax income or pre-tax losses increase, the impact of non-deductible expenses on the overall rate declines. Since the alternative fuel tax credit was extended through December 2016, the effective tax rate for 2016 will be reduced by the effect of the annual credit which is estimated to be approximately the same amount as the 2015 credit.

At December 31, 2015, we had net deferred tax liabilities after valuation allowances of $39.6 million. After excluding $13.3 million of deferred tax liabilities, which were related to indefinite-lived intangible assets, resulting from business acquisitions and for which the underlying tax and book basis are not expected to change in the foreseeable future, remaining net deferred tax liabilities were $26.3 million.

Valuation allowances for deferred tax assets totaled $0.3 million  at December 31, 2015 and 2014 and $1.0 million at December 31, 2013. The $0.7 million net decrease from December 31, 2013 to December 31, 2014 primarily reflects the elimination of the valuation allowance relating to foreign tax credit carryforwards. Due to increased profitability of our foreign entities in the current period and actual and forecasted U.S. income, management concluded during 2014 that realization of foreign tax credits was more likely than not and the valuation allowance on the foreign tax credit carryforwards was no longer necessary. The need for additional valuation allowances is continually monitored by management.

Prior to 2013, we had no reserves for uncertain tax positions. In 2013, we established a reserve for uncertain tax positions of $0.3 million relating to tax credits claimed on an amended return for 2009. In 2014, we increased the reserve by $0.4 million relating to the tax credit on an amended return for 2010. No regulations have been issued by the IRS related to the credit and we have no information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in our circumstances. Limited guidance provided by the IRS to another taxpayer in 2015 did not provide any additional certainty about how the rules for the credit should be applied to our tax position. As a result, we do not believe the credit meets the standard for recognition at December 31, 2015 under the applicable accounting standards.

Financial reporting income differs significantly from taxable income because of items such as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation reserves, and other reserves, which, for tax purposes, are generally deductible only when paid. For the year ended December 31, 2015, financial reporting income exceeded taxable income; for the years ended December 31, 2014 and 2013, taxable income exceeded financial reporting income.

We made $39.0 million of federal, state, and foreign tax payments during the year ended December 31, 2015 and received refunds of $21.3 million of federal and state taxes that were paid in prior years.

Management expects the cash outlays for income taxes will be less than reported income tax expense in 2016 due primarily to the effect of bonus depreciation available on 2016 equipment purchases. However, the additional cash outlays are not expected to have a significant effect on liquidity.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are based on prior experience and other assumptions that management considers reasonable in our circumstances. Actual results could differ from those estimates under different assumptions or conditions, which would affect the related amounts reported in the financial statements.

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

Receivable Allowance

We estimate our allowance for doubtful accounts based on historical write-offs, as well as trends and factors surrounding the credit risk of specific customers. In order to gather information regarding these trends and factors, we perform ongoing credit evaluations of our customers. The allowance for revenue adjustments is an estimate based on historical revenue adjustments and current information regarding trends and business changes. Actual write-offs or adjustments could differ from the allowance estimates due to a number of factors. These factors include unanticipated changes in the overall economic environment or factors and risks surrounding a particular customer. We continually update the history we use to make these estimates so as to reflect the most recent trends, factors, and other information available. Accounts receivable are written off when the accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. Actual write-offs and adjustments are charged against the allowances for doubtful accounts and revenue adjustments. Management believes this methodology to be reliable in estimating the allowances for doubtful accounts and revenue adjustments. A 10% increase in the estimate of allowances for doubtful accounts and revenue adjustments would have decreased 2015 operating income by $0.5 million on a pre-tax basis.

Impairment Assessment of Long-Lived Assets

We review our long-lived assets, including property, plant and equipment and capitalized software, which are held and used in our operations, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such an event or change in circumstances is present, we will estimate the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted future cash flows is less than the carrying amount of the related assets, we will recognize an impairment loss. The evaluation of future cash flows requires management’s judgment and the use of estimates and assumptions. Assumptions require considerable judgment because changes in broad economic factors and industry factors can result in variable and volatile values. Economic factors and the industry environment were considered in assessing recoverability of long-lived assets, including revenue equipment (tractors and trailers used in our motor carrier freight transportation operations). ABF Freight’s strict equipment maintenance schedules have served to mitigate declines in the value of revenue equipment. Management determined that long-lived assets were not impaired as of December 31, 2015.

Income Tax Provision and Valuation Allowances on Deferred Tax Assets

Management applies considerable judgment in estimating the consolidated income tax provision, including valuation allowances on deferred tax assets. The valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax-planning strategies. Uncertain tax positions, which also require significant judgment, are measured to determine the amounts to be recognized in the financial statements. The income tax provision and valuation allowances are further complicated by complex rules administered in multiple jurisdictions, including U.S. federal, state, and foreign governments.

Goodwill and Intangible Assets

Goodwill is recorded as the excess of an acquired entity’s purchase price over the value of the amounts assigned to identifiable assets acquired and liabilities assumed. As of December 31, 2015, goodwill totaled $96.5 million, of which $71.1 million related to the 2012 acquisition of Panther, $19.4 million related to the 2015 acquisitions in the ABF Logistics segment, $5.4 million related to acquisitions in the ABF Moving segment, and $0.6 million related to an acquisition in the FleetNet segment. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The annual impairment testing on the goodwill balances were performed as of October 1, 2015, and it was determined that the estimated fair value of each of the reporting units exceeded the recorded balances by an amount greater than 10% of the carrying value.

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

In evaluating goodwill for impairment, the aggregate carrying amount of the reporting unit is compared to its fair value, which is derived with the assistance of a third-party valuation firm and utilizing a combination of valuation methods, including EBITDA and revenue multiples (market approach) and the present value of discounted cash flows (income approach). Incorporation of the two methods into the impairment test supported the reasonableness of conclusions reached. With the assistance of the valuation firm, we incorporated EBITDA and revenue multiples that were observed for recent acquisitions and those of publicly-traded companies which have similar operations. For the 2015 annual impairment tests of goodwill, market data suggests Panther and comparable companies are valued in the 0.70 to 0.75 times revenue range, and the EBITDA multiples for Panther, ABF Logistics, and ABF Moving were in the 7.5 to 9.5 times range. The discounted cash flow models utilized in the income approach incorporate discount rates and projections of future revenue, operating margins, and net capital expenditures. The projections used have changed over time based on historical performance and changing business conditions. Assumptions with respect to rates used to discount cash flows are dependent upon market interest rates and the cost of capital for us and the industry at a point in time. We include a cash flow period of six years in the income approach and an annual revenue growth rate assumption that is generally consistent with average historical trends. Changes in cash flow assumptions or other factors that negatively impact the fair value of the operations would influence the evaluation.

As of December 31, 2015, indefinite-lived intangible assets totaled $35.1 million, of which $32.3 million relates to the Panther trade name and $2.8 million relates to the ABF Moving segment. The indefinite-lived intangible assets are also not amortized but rather are evaluated for impairment annually or more frequently if indicators of impairment exist. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The annual impairment testing on the indefinite-lived intangible assets was performed as of October 1, 2015, and it was determined that the fair value of the Panther trade name was greater than 10% over the recorded balance, while the fair value of the intangible asset associated with the ABF Moving segment was more than two times its recorded amount.

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

Our finite-lived intangible assets consist primarily of customer relationship intangible assets, which totaled $41.7 million net of accumulated amortization as of December 31, 2015,  and are amortized over their respective estimated useful lives. Finite-lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite-lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income. Management determined that finite-lived intangible assets were not impaired as of December 31, 2015.

In its impairment assessment of goodwill and intangible assets, management also considered the total market capitalization, which was noted to decrease from the prior year assessment date. The decrease in our market capitalization during 2015 is believed to be attributable to general market conditions and the general state of the economy. We believe that there is no basis for adjustment of asset values at this time.

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

We record quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan. Pension settlement expense for the nonunion defined benefit pension plan totaled $3.2 million (pre-tax) and $5.9 million (pre-tax) in 2015 and 2014, respectively. The higher pension settlement expense for 2014 was primarily related to the plan’s purchase of a $25.4 million nonparticipating annuity contract to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefits at the date of the contract purchase. The 2014 settlement expense was also impacted by higher lump-sum benefit distributions in 2014 than 2015 due, in part, to a plan amendment to allow participants who have reached age 62 to take an in-service distribution of their vested pension benefit which had a greater impact on 2014 distribution levels following the amendment becoming effective at the end of 2013. We will continue to incur quarterly settlement expense related to lump-sum benefit distributions from the nonunion defined benefit pension plan.

The assumptions used directly impact the net periodic benefit cost for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost over the average remaining service period of the active plan participants beginning in the following year. A corridor approach is not used for determining amounts to be amortized.

The following table provides the key assumptions used for 2015 compared to those we anticipate using for the 2016 nonunion pension net periodic benefit cost calculation:

	Year Ended December 31
	2016(1)	2015(2)
Discount rate	3.5%	3.2%
Expected return on plan assets	6.5%	6.5%

(1)

The discount rate presented for 2016 will be used to calculate the first quarter 2016 nonunion pension expense. The discount rate used to calculate the pension expense for each subsequent quarter in 2016 will be determined at the previous quarter-end remeasurement upon each quarterly pension settlement.

(2)

The discount rate presented for 2015 was determined at December 31, 2014 and used to calculate first quarter 2015 nonunion pension expense. The discount rate determined upon each quarterly settlement in 2015 at a rate of 3.0%, 3.5%, and 3.4% was used to calculate expense for the second, third, and fourth quarter of 2015, respectively.

The discount rate is determined by matching projected cash distributions with the appropriate high-quality corporate bond yields in a yield curve analysis to arrive at a single weighted-average rate used to discount the estimated future benefit payments to their present value. A lower discount rate results in an increase in the projected benefit obligation when the liability is remeasured (at December 31 of each year or upon settlement at each quarter-end, if applicable). A quarter percentage point decrease in the discount rate would increase annual nonunion pension expense, before pension settlement expense, by less than $0.1 million on a pre-tax basis. We establish the expected rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. The expected rate of return on plan assets represents a long-term assumption of the plan’s portfolio performance, and we can make no assurance that the rate will be achieved. A decrease in expected returns on plan assets increases nonunion pension expense. A quarter percentage point decrease in the expected rate of return on plan assets would increase annual nonunion pension expense, before pension settlement expense, by approximately $0.3 million on a pre-tax basis.

At December 31, 2015, the nonunion defined benefit pension plan had $28.5 million in unamortized actuarial losses, for which the amortization period is approximately eight years. Excluding the effect of pension settlements and the related quarterly remeasurements, our 2016 nonunion pension expense is estimated to include amortization of actuarial losses of $3.6 million. The comparable amortization amounts for 2015 and 2014 were $3.2 million and $2.4 million, respectively. Our 2016 estimated nonunion pension expense, which is determined upon completion of our January 1 actuarial valuation, will be available before our first quarter 2016 Form 10-Q filing and, based on currently available actuarial information, is expected to increase to approximately $0.7 million (before settlement expense), an increase of $1.5 million from the pension credit of $0.8 million (before settlement expense) recognized in 2015.

The nonunion defined benefit pension plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $110.3 million which are reported at fair value based on quoted market prices (i.e., classified as Level 1 investments in the fair value hierarchy). The remaining nonunion defined benefit pension plan assets of $26.7 million are debt instruments, primarily corporate debt and mortgage-backed instruments, for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data (i.e., classified as Level 2 investments in the fair value hierarchy). We reviewed the pricing methodology used by the third-party pricing service and reviewed for reasonableness the fair value of the Level 2 pension investments which were priced using daily bid prices.

Insurance Reserves

We are self-insured up to certain limits for workers’ compensation and certain third-party casualty claims. For 2015 and 2014, ABF Freight’s self-insurance limits are $1.0 million for each workers’ compensation loss and generally $1.0 million for each third-party casualty loss. Certain of our other subsidiaries have lower deductibles on their insurance for workers’ compensation and third-party casualty claims. Workers’ compensation and third-party casualty claims liabilities, which are reported in accrued expenses, totaled $85.9 million and $86.2 million at December 31, 2015 and 2014, respectively. We do not discount our claims liabilities.

Liabilities for self-insured workers’ compensation and third-party casualty claims are based on the case-basis reserve amounts plus an estimate of loss development and incurred but not reported (“IBNR”) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves established in prior years are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated case reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent the best estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates, as a result of a number of factors, including increases in medical costs and other case-specific factors. A 10% increase in the estimate of IBNR would increase total 2015 expense for workers’ compensation and third-party casualty claims by approximately $3.7 million. The actual claims payments are charged against our accrued claims liabilities and have been reasonable with respect to the estimates of the related liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note B to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

In February 2016, the FASB issued an accounting pronouncement creating ASC Topic 842, Leases. The amendment is effective for the Company beginning January 1, 2019. The update will require many operating leases to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet.

Management believes that there is no other new accounting guidance issued but not yet effective that is expected to have a material effect on our future results of operations or financial position. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, such as the accounting for share-based payments, including the related impacts on income taxes and earnings per share calculations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in certain interest rates, prices of diesel fuel, prices of equity and debt securities, and foreign currency exchange rates. These market risks arise in the normal course of business, as we do not engage in speculative trading activities.

Interest Rate Risk

At December 31, 2015 and 2014, cash, cash equivalents, and short-term investments subject to fluctuations in interest rates totaled $228.0 million and $204.3 million, respectively. The weighted-average yield on cash, cash equivalents, and short-term investments was 0.6% in 2015 and 0.5% in 2014. Interest income was $1.3 million, $0.9 million, and $0.7 million in 2015, 2014, and 2013, respectively.

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

In November 2014, we entered into a forward-starting interest rate swap agreement effective for the period of January 2, 2015 to January 2, 2020, with a $50.0 million notional amount. The interest rate swap requires us to pay interest of 1.85% to the counterparty in exchange for receipts of one-month LIBOR interest payments and effectively converts $50.0 million of borrowings under the Credit Facility to fixed-rate debt with a per annum rate of 3.10% assuming the margin currently in effect on the Credit Facility as of December 31, 2015. The remaining $20.0 million of revolving credit borrowings under the Credit Facility are exposed to changes in market interest rates (LIBOR).

On January 2, 2015, we entered into an amendment to extend the maturity date of our accounts receivable securitization program until January 2, 2018. On February 1, 2015, we amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing us to request additional borrowings up to $25.0 million, subject to certain conditions. In March 2015, we borrowed $35.0 million under our accounts receivable securitization program. Borrowings under the facility bear interest based on LIBOR, plus a margin, and an annual facility fee, and are considered to be priced at market for debt instruments having similar terms and collateral requirements. We are required to make monthly interest payments, with remaining principal outstanding due upon the maturity of the borrowing in January 2018. Our accounts receivable securitization program is further described in Financing Arrangements of the Liquidity and Capital Resources section of MD&A in Part II, Item 7 of this Annual Report on Form 10-K.

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

The following table provides information about our Credit Facility, accounts receivable securitization program, and notes payable obligations as of December 31, 2015 and 2014. The table presents future principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of the variable rate debt obligations approximate the amounts recorded in the consolidated balance sheets at December 31, 2015 and 2014. Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which we would enter into similar transactions. The Credit Facility and accounts receivable securitization program borrowings currently carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements. Interest rates for the contractual maturity dates of our variable rate debt and interest rate swap are based on the LIBOR swap curve, plus the anticipated applicable margin.

	Contractual Maturity Date						December 31
	Year Ended December 31						2015		2014
								Fair		Fair
	2016	2017	2018	2019	2020	Thereafter	Total	Value	Total	Value
	(in thousands, except interest rates)						(in thousands)
Fixed-rate debt:
Notes payable	$44,739	$40,118	$21,605	$241	$—	$—	$106,703	$106,495	$56,759	$56,743
Weighted-average interest rate	1.92%	1.93%	1.94%	2.08%
Variable-rate debt:
Credit Facility(1)	$—	$—	$—	$—	$70,000	$—	$70,000	$70,000	$70,000	$70,000
Projected interest rate	1.93%	2.54%	2.96%	3.18%	3.27%	—%
Accounts receivable securitization program	$—	$—	$35,000	$—	$—	$—	$35,000	$35,000	$—	$—
Projected interest rate	1.51%	2.11%	2.41%	—%	—%	—%
Interest rate swap(2)
Fixed interest payments	$938	$938	$938	$938	$5	$—	$—	$—	$—	$—
Fixed interest rate	1.85%	1.85%	1.85%	1.85%	1.85%	—%
Variable interest receipts	$346	$653	$867	$980	$6	$—	$—	$—	$—	$—
Projected interest rate	0.68%	1.29%	1.71%	1.93%	2.02%	—%

(1)	The $70.0 million outstanding under our Term Loan as of December 31, 2014 was refinanced under our Credit Facility on January 2, 2015.
(2)

Our interest rate swap is recorded at fair value in other long-term liabilities in the consolidated balance sheet. The fair value of the interest rate swap was a liability of $0.9 million and $0.6 million at December 31, 2015 and 2014, respectively.

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

Other Market Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, and short-term investments. We reduce credit risk by maintaining cash deposits primarily in FDIC-insured accounts and placing unrestricted short-term investments primarily in FDIC-insured certificates of deposit with varying original maturities of ninety-one days to one year. However, certain cash deposits and certificates of deposit exceed federally-insured limits. At December 31, 2015 and 2014, we had cash, cash equivalents, and certificates of deposit totaling $69.9 million and $77.3 million, respectively, which were not FDIC insured.

Equity and fixed income assets held in the qualified nonunion defined benefit pension plan trust are subject to market risk. Plan assets include investments in cash equivalents, equity mutual funds, and equity and income securities totaling $110.3 million and $125.9 million at December 31, 2015 and 2014, respectively, which are reported at fair value based on quoted market prices. The remaining plan assets are debt instruments of $26.7 million and $32.4 million at December 31, 2015 and 2014, respectively, consisting primarily of corporate debt instruments, mortgage-backed instruments, and treasury instruments for which fair value is determined by a pricing service using a market approach with inputs derived from observable market data. Declines in the value of plan assets resulting from instability in the financial markets, general economic downturn, or other economic factors beyond our control could further diminish the funded status of the nonunion defined benefit pension plan and potentially require a significant increase in contributions to the plan. An increase in required contributions to the nonunion defined benefit pension plan may adversely impact our financial condition and liquidity. Substantial investment losses on plan assets would increase nonunion pension expense in the years following the losses. Investment returns that differ from expected returns are amortized to expense over the remaining active service period of plan participants. An increase in nonunion pension expense may adversely impact our results of operations.

A portion of the cash surrender value of variable life insurance policies, which are intended to provide funding for long-term nonunion benefit arrangements such as the supplemental benefit plan and certain deferred compensation plans, have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The portion of cash surrender value of life insurance policies subject to market volatility was $18.4 million and $19.1 million at December 31, 2015 and 2014, respectively. A 10% change in market value of these investments would have a $1.8 million impact on income before income taxes.

We are subject to market risk for increases in diesel fuel prices; however, this risk is mitigated by fuel surcharge revenues of the ABF Freight and Panther segments, which are charged based on an index of national diesel fuel prices. When fuel surcharges constitute a higher proportion of the total freight rate paid, customers are less receptive to increases in base freight rates. Prolonged periods of inadequate base rate improvements adversely impact operating results, as elements of costs, including contractual wage rates, continue to increase annually. We have not historically engaged in a program for fuel price hedging and had no fuel hedging agreements outstanding at December 31, 2015 and 2014.

Operations outside of the United States are not significant to total revenues or assets, and, accordingly, we do not have a formal foreign currency risk management policy. Revenues from non-U.S. operations amounted to approximately 4% of total consolidated revenues for 2015 and 2014. Foreign currency exchange rate fluctuations have not had a material impact on our consolidated financial statements and they are not expected to in the foreseeable future. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ArcBest Corporation

We have audited the accompanying consolidated balance sheets of ArcBest Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of ArcBest Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ArcBest Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tulsa, Oklahoma
February 26, 2016

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014

	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$164,973	$157,042
Short-term investments	61,597	45,909
Restricted cash	1,384	1,386
Accounts receivable, less allowances (2015 – $4,825; 2014 – $5,731)	236,097	228,056
Other accounts receivable, less allowances (2015 – $1,029; 2014 – $1,701)	6,718	6,582
Prepaid expenses	20,801	20,906
Deferred income taxes	38,443	40,220
Prepaid and refundable income taxes	18,134	9,920
Other	3,936	4,968
TOTAL CURRENT ASSETS	552,083	514,989
PROPERTY, PLANT AND EQUIPMENT
Land and structures	273,839	251,836
Revenue equipment	699,844	633,455
Service, office, and other equipment	145,286	136,145
Software	127,010	116,112
Leasehold improvements	25,419	24,377
	1,271,398	1,161,925
Less allowances for depreciation and amortization	788,351	752,075
PROPERTY, PLANT AND EQUIPMENT, net	483,047	409,850
GOODWILL	96,465	77,078
INTANGIBLE ASSETS, net	76,787	72,809
OTHER ASSETS	54,527	52,896
TOTAL ASSETS	$1,262,909	$1,127,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$130,869	$120,325
Income taxes payable	91	527
Accrued expenses	188,727	194,674
Current portion of long-term debt	44,910	25,256
TOTAL CURRENT LIABILITIES	364,597	340,782
LONG-TERM DEBT, less current portion	167,599	102,474
PENSION AND POSTRETIREMENT LIABILITIES	51,241	42,418
OTHER LIABILITIES	12,689	16,667
DEFERRED INCOME TAXES	78,055	64,398
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2015: 27,938,319 shares; 2014: 27,722,010 shares	279	277
Additional paid-in capital	309,653	303,045
Retained earnings	376,827	338,810
Treasury stock, at cost, 2015: 2,080,187 shares; 2014: 1,677,932 shares	(70,535)	(57,770)
Accumulated other comprehensive loss	(27,496)	(23,479)
TOTAL STOCKHOLDERS’ EQUITY	588,728	560,883
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,262,909	$1,127,622

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2015	2014	2013

	(in thousands, except share and per share data)
REVENUES	$2,666,905	$2,612,693	$2,299,549

OPERATING EXPENSES	2,591,409	2,543,454	2,280,479

OPERATING INCOME	75,496	69,239	19,070

OTHER INCOME (COSTS)
Interest and dividend income	1,284	851	681
Interest and other related financing costs	(4,400)	(3,190)	(4,183)
Other, net	354	3,712	3,893
TOTAL OTHER INCOME (COSTS)	(2,762)	1,373	391

INCOME BEFORE INCOME TAXES	72,734	70,612	19,461

INCOME TAX PROVISION	27,880	24,435	3,650

NET INCOME	$44,854	$46,177	$15,811

EARNINGS PER COMMON SHARE(1)
Basic	$1.71	$1.69	$0.59
Diluted	$1.67	$1.69	$0.59

AVERAGE COMMON SHARES OUTSTANDING
Basic	26,013,716	25,993,255	25,714,205
Diluted	26,530,127	25,993,612	25,714,205

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.26	$0.15	$0.12

(1)	The Company uses the two‑class method for calculating earnings per share. See Note L.

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2015	2014	2013
	(in thousands)
NET INCOME	$44,854	$46,177	$15,811

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net gain from curtailment, net of tax of: (2013 – $11,384)	—	—	17,878
Net actuarial gain (loss), net of tax of: (2015 – $4,798; 2014 – $8,639; 2013 – $11,892)	(7,535)	(13,567)	18,683
Pension settlement expense, net of tax of: (2015 – $1,246; 2014 – $2,565; 2013 – $821)	1,956	4,030	1,290
Amortization of unrecognized net periodic benefit costs, net of tax of: (2015 – $1,571; 2014 – $979; 2013 – $3,014)
Net actuarial loss	2,585	1,652	4,847
Prior service credit	(116)	(116)	(116)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2015 – $126; 2014 – $226)	(195)	(350)	—
Change in foreign currency translation, net of tax of: (2015 – $451; 2014 – $137; 2013 – $79)	(712)	(216)	(122)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(4,017)	(8,567)	42,460

TOTAL COMPREHENSIVE INCOME	$40,837	$37,610	$58,271

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(in thousands)
Balance at December 31, 2012	27,296	$273	$289,711	$284,157	1,678	$(57,770)	$(57,372)	$458,999
Net income				15,811				15,811
Other comprehensive income, net of tax							42,460	42,460
Issuance of common stock under share-based compensation plans	211	2	2,884					2,886
Tax effect of share-based compensation plans			(1,956)					(1,956)
Share-based compensation expense			5,494					5,494
Dividends declared on common stock				(3,233)				(3,233)
Balance at December 31, 2013	27,507	$275	$296,133	$296,735	1,678	$(57,770)	$(14,912)	$520,461
Net income				46,177				46,177
Other comprehensive income, net of tax							(8,567)	(8,567)
Issuance of common stock under share-based compensation plans	215	2	1,032					1,034
Tax effect of share-based compensation plans			(1,118)					(1,118)
Share-based compensation expense			6,998					6,998
Dividends declared on common stock				(4,102)				(4,102)
Balance at December 31, 2014	27,722	$277	$303,045	$338,810	1,678	$(57,770)	$(23,479)	$560,883
Net income				44,854				44,854
Other comprehensive loss, net of tax							(4,017)	(4,017)
Issuance of common stock under share-based compensation plans	216	2	(2)					—
Tax effect of share-based compensation plans			(1,419)					(1,419)
Share-based compensation expense			8,029					8,029
Purchase of treasury stock					402	(12,765)		(12,765)
Dividends declared on common stock				(6,837)				(6,837)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2015	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$44,854	$46,177	$15,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,040	81,870	84,215
Amortization of intangibles	4,002	4,352	4,174
Pension settlement expense	3,202	6,595	2,111
Share-based compensation expense	8,029	6,998	5,494
Provision for losses on accounts receivable	998	1,942	2,065
Deferred income tax provision (benefit)	16,435	4,692	(10,367)
Gain on sale of property and equipment	(2,225)	(1,461)	(153)
Changes in operating assets and liabilities:
Receivables	4,242	(26,892)	(24,200)
Prepaid expenses	362	(1,888)	(1,670)
Other assets	1,090	889	(1,015)
Income taxes	(8,918)	(11,972)	8,468
Accounts payable, accrued expenses, and other liabilities	(15,092)	32,464	8,571
NET CASH PROVIDED BY OPERATING ACTIVITIES	146,019	143,766	93,504

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(78,425)	(35,483)	(26,369)
Proceeds from sale of property and equipment	6,639	4,928	2,194
Purchases of short-term investments	(61,363)	(45,831)	(39,605)
Proceeds from sale of short-term investments	45,831	35,853	32,718
Business acquisitions, net of cash acquired	(29,813)	(2,647)	(4,146)
Capitalization of internally developed software	(8,512)	(8,418)	(7,668)
NET CASH USED IN INVESTING ACTIVITIES	(125,643)	(51,598)	(42,876)

FINANCING ACTIVITIES
Borrowings under credit facilities	70,000	—	—
Borrowings under accounts receivable securitization program	35,000	—	—
Payments on long-term debt	(100,813)	(40,440)	(43,176)
Net change in book overdrafts	3,843	2,486	(37)
Net change in restricted cash	2	516	7,756
Deferred financing costs	(875)	(76)	(71)
Payment of common stock dividends	(6,837)	(4,102)	(3,233)
Purchases of treasury stock	(12,765)	—	—
Proceeds from the exercise of stock options	—	1,136	2,785
NET CASH USED IN FINANCING ACTIVITIES	(12,445)	(40,480)	(35,976)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,931	51,688	14,652
Cash and cash equivalents at beginning of period	157,042	105,354	90,702
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164,973	$157,042	$105,354

NONCASH INVESTING ACTIVITIES
Equipment financed	$80,592	$55,325	$36
Accruals for equipment received	$748	$928	$324

The accompanying notes are an integral part of the consolidated financial statements.

ARCBEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – ORGANIZATION AND DESCRIPTION OF THE BUSINESS AND FINANCIAL STATEMENT PRESENTATION

Organization and Description of Business

ArcBest Corporation® (the “Company”) is the parent holding company of businesses providing freight transportation services and logistics solutions. The Company’s principal operations are conducted through its Freight Transportation (ABF Freight®) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. The Company’s other reportable operating segments are the following asset-light logistics businesses: Premium Logistics (Panther), Transportation Management (ABF Logistics®), Emergency & Preventative Maintenance (FleetNet), and Household Goods Moving Services (ABF Moving®). References to the Company in this Annual Report on Form 10-K are primarily to the Company and its subsidiaries on a consolidated basis.

ABF Freight represented approximately 71% of the Company’s 2015 revenues before other revenues and intercompany eliminations. As of December 2015, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”) which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one‑week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

On December 1, 2015, ABF Logistics acquired Bear Transportation Services, L.P. (“Bear”), a private, non-asset truckload brokerage firm, for net cash consideration of $24.6 million (subject to post-closing adjustments). On January 2, 2015, ABF Logistics acquired Smart Lines Transportation Group, LLC (“Smart Lines”), a privately‑owned truckload brokerage firm, for net cash consideration of $5.2 million. On April 30, 2014, the Company acquired a privately-owned business which is reported within the FleetNet reporting segment for net cash consideration of $2.6 million. On May 31, 2013, the Company acquired a privately-owned business which is included in the ABF Moving segment for net cash consideration of $4.1 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the respective acquisition dates have been included in the accompanying consolidated financial statements. The Company is in the process of making a final determination of acquired assets and liabilities for the Bear transaction and the provisional measurements are subject to change during the measurement period.

Financial Statement Presentation

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Segment Information: The Company uses the “management approach” for determining its reportable segment information. The management approach is based on the way management organizes the reportable segments within the Company for making operating decisions and assessing performance. See Note M for further discussion of segment reporting.

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

NOTE B – ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short‑Term Investments: Short‑term investments that have a maturity of ninety days or less when purchased are considered cash equivalents. Variable rate demand notes are classified as cash equivalents, as the investments may be redeemed on a daily basis with the original issuer. Short‑term investments consist of FDIC‑insured certificates of deposit with original maturities greater than ninety days and remaining maturities less than one year. Interest and dividends related to cash, cash equivalents, and short‑term investments are included in interest and dividend income.

Restricted Cash: Cash that is pledged as collateral, primarily for the Company’s outstanding letters of credit, is classified as restricted. The Company’s letters of credit are primarily issued in support of certain workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The restricted cash is classified consistent with the classification of the liabilities to which it relates and in accordance with the duration of the letters of credit.

Restricted cash consisted of cash deposits at December 31, 2015 and 2014. Changes in the amount of restricted funds are reflected as financing activities in the consolidated statements of cash flows.

Concentration of Credit Risk: The Company is potentially subject to concentrations of credit risk related to the portion of its unrestricted and restricted cash, cash equivalents, and short‑term investments which is not federally insured, as further discussed in Note C.

The Company’s services are provided primarily to customers throughout the United States and, to a lesser extent, Canada, Mexico, and other international locations. On a consolidated basis, the Company had no single customer representing more than 5% of its revenues in 2015, 2014, or 2013 or more than 5% of its accounts receivable balance at December 31, 2015 and 2014. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Historically, credit losses have been within management’s expectations.

Allowances: The Company maintains allowances for doubtful accounts, revenue adjustments, and deferred tax assets. The Company’s allowance for doubtful accounts represents an estimate of potential accounts receivable write‑offs associated with recognized revenue based on historical trends and factors surrounding the credit risk of specific customers. Accounts receivable are written off against the allowance for doubtful accounts and revenue adjustments when accounts are turned over to a collection agency or when the accounts are determined to be uncollectible. The Company’s allowance for revenue adjustments represents an estimate of potential adjustments associated with recognized revenue based upon historical trends and current information regarding trends and business changes. The Company’s valuation allowance for deferred tax assets is determined by evaluating whether it is more likely than not that the benefits of its deferred tax assets will be realized through future reversal of existing taxable temporary differences, taxable income in carryback years, projected future taxable income, or tax‑planning strategies.

Property, Plant and Equipment, Including Repairs and Maintenance: Purchases of property, plant and equipment are recorded at cost. For financial reporting purposes, property, plant and equipment is depreciated principally by the straight‑line method, using the following useful lives: structures – primarily 15 to 45 years; revenue equipment – 3 to 12 years; and other equipment – 2 to 20 years. The Company utilizes tractors and trailers in its ABF Freight operations and trailers in its Panther operations. Tractors and trailers are commonly referred to as “revenue equipment” in the transportation business. The Company periodically reviews and adjusts, as appropriate, the residual values and useful lives of revenue equipment and other equipment. For tax reporting purposes, accelerated depreciation or cost recovery methods are used. Gains and losses on asset sales are reflected in the year of disposal. Exchanges of nonmonetary assets that have commercial substance are measured based on the fair value of the assets exchanged. Tires purchased with revenue equipment are capitalized as a part of the cost of such equipment, with replacement tires being expensed when placed in service. Repair and maintenance costs associated with property, plant and equipment are expensed as incurred if the costs do not extend the useful life of the asset. If such costs do extend the useful life of the asset, the costs are capitalized and depreciated over the appropriate remaining useful life.

Computer Software Developed or Obtained for Internal Use, Including Web Site Development Costs: The Company capitalizes the costs of software acquired from third parties and qualifying internal computer software costs incurred during the application development stage. Costs incurred in the preliminary project stage and postimplementation-operation stage, which includes maintenance and training costs, are expensed as incurred. For financial reporting purposes, capitalized software costs are amortized by the straight‑line method generally over 2 to 3 years with some applications, including the acquired software of Panther, having longer lives (primarily up to 7 years) as applicable. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

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

Assets to be disposed of are reclassified as assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale primarily represent ABF Freight’s nonoperating properties, older ABF Freight and Panther revenue equipment, and other equipment. Adjustments to write down assets to fair value less the amount of costs to sell are reported in operating income. Assets held for sale are expected to be disposed of by selling the assets within the next 12 months. Gains and losses on property and equipment are reported in operating income. Assets held for sale of $2.1 million and $0.3 million are reported within other noncurrent assets as of December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, management was not aware of any events or circumstances indicating the Company’s long‑lived assets would not be recoverable.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill is not amortized, but rather is evaluated for impairment annually or more frequently if indicators of impairment exist. The Company’s measurement of goodwill impairment involves a comparison of the estimated fair value of a reporting unit to its carrying value. If the estimated fair value of the reporting unit is less than the carrying value, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and, consequently, the amount of any goodwill impairment. Fair value is derived using a combination of valuation methods, including earnings before interest, taxes, depreciation, and amortization (EBITDA) and revenue multiples (market approach) and the present value of discounted cash flows (income approach).

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

The Company amortizes finite‑lived intangible assets over their respective estimated useful lives. Finite‑lived intangible assets are also evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In reviewing finite‑lived intangible assets for impairment, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected from the use of the asset and its eventual disposition. If such cash flows are not sufficient to support the recorded value, an impairment loss to reduce the carrying value of the asset to its estimated fair value shall be recognized in operating income.

Income Taxes: The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the temporary differences between the book value and the tax basis of certain assets and liabilities and the tax effect of operating loss and tax credit carryforwards. Deferred income taxes relate principally to asset and liability basis differences resulting from the timing of depreciation deductions and to temporary differences in the recognition of certain revenues and expenses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company classifies any interest and penalty amounts related to income tax matters as interest expense and operating expenses, respectively.

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

Book Overdrafts: Issued checks that have not cleared the bank as of December 31 result in book overdraft balances for accounting purposes which are classified within accounts payable in the accompanying consolidated balance sheets. Book overdrafts amounted to $21.9 million and $16.1 million for the year ended December 31, 2015 and 2014, respectively. The change in book overdrafts is reported as a component of financing activities within the statement of cash flows.

Claims Liabilities: The Company is self‑insured up to certain limits for workers’ compensation, certain third‑party casualty claims, and cargo loss and damage claims. Amounts in excess of the self‑insured limits are fully insured to levels which management considers appropriate for the Company’s operations. The Company’s claims liabilities have not been discounted.

Liabilities for self‑insured workers’ compensation and third‑party casualty claims are based on the case reserve amounts plus an estimate of loss development and incurred but not reported (IBNR) claims, which is developed from an independent actuarial analysis. The process of determining reserve requirements utilizes historical trends and involves an evaluation of claim frequency and severity, claims management, and other factors. Case reserves are evaluated as loss experience develops and new information becomes available. Adjustments to previously estimated aggregate reserves are reflected in financial results in the periods in which they are made. Aggregate reserves represent an estimate of the costs of claims incurred, and it is possible that the ultimate liability may differ significantly from such estimates.

The Company develops an estimate of self‑insured cargo loss and damage claims liabilities based on historical trends and certain event‑specific information.

Long‑Term Debt: As of December 31, 2015, long-term debt consisted of borrowings outstanding under the Company’s revolving credit facility and accounts receivable securitization program, minimum principal payments due under notes payable for the financing of revenue equipment, and the present values of net minimum lease payments under capital lease obligations. As of December 31, 2014, long-term debt included a secured term loan outstanding under the Company’s credit agreement, which the Company amended and restated on January 2, 2015 and converted the amounts outstanding to a revolving credit facility. The Company’s long-term debt and financing arrangements are further described in Note G.

Interest Rate Swap Derivative Instruments:  The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company entered into an interest rate swap agreement during 2014 that was designated as a cash flow hedge. The effective portion of the gain or loss on the interest rate swap instrument is reported as unrealized gain or loss as a component of accumulated other comprehensive income or loss, net of tax, in stockholders’ equity and the change in the unrealized gain or loss on the interest rate swap is reported in other comprehensive income or loss, net of tax, in the consolidated statements of comprehensive income. The unrealized gain or loss is reclassified out of accumulated other comprehensive loss into income in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the interest rate swap instrument, if any, is recognized in current income. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

Leases: The Company leases, under capital and operating lease arrangements, certain facilities, revenue equipment, and certain other equipment used primarily in ABF Freight’s terminal operations. Certain of these leases contain fluctuating or escalating payments. The related rent expense is recorded on a straight‑line basis over the lease term. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. For financial reporting purposes, assets held under capital leases are depreciated over their estimated useful lives on the same basis as owned assets and leasehold improvements associated with assets utilized under capital or operating leases are amortized by the straight‑line method over the shorter of the remaining lease term or the asset’s useful life. Amortization of assets under capital leases is included in depreciation expense. Obligations under the capital lease arrangements are included in long‑term debt, net of the current portion due, which is classified in current liabilities.

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans: The Company recognizes the funded status (the difference between the fair value of plan assets and the benefit obligation) of its nonunion defined benefit pension plan, supplemental benefit plan (“SBP”), and postretirement health benefit plan in the consolidated balance sheet and recognizes changes in the funded status, net of tax, in the year in which they occur as a component of other comprehensive income or loss. Amounts recognized in other comprehensive income or loss are subsequently expensed as components of net periodic benefit cost by amortizing unrecognized net actuarial losses over the average remaining active service period of the plan participants and amortizing unrecognized prior service credits over the remaining years of service until full eligibility of the active participants at the time of the plan amendment which created the prior service credit. A corridor approach is not used for determining the amounts of net actuarial losses to be amortized.

The expense and liability related to the Company’s nonunion defined benefit pension plan, SBP, and postretirement health benefit plan are measured based upon a number of assumptions and using the services of a third‑party actuary. The assumptions with the greatest impact on the Company’s expense are the discount rate used to discount the plans’ obligations and, for the nonunion defined benefit pension plan, the expected return on plan assets and, prior to the June 30, 2013 curtailment of the nonunion defined benefit pension plan, the assumed compensation cost increase. The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. The Company establishes the expected long‑term rate of return on plan assets by considering the historical returns for the plan’s current investment mix and the plan investment advisor’s range of expected returns for the plan’s current investment mix. Prior to the June 30, 2013 curtailment of the nonunion defined benefit pension plan, the Company established the assumed rate of compensation increase at the measurement date by considering historical changes in compensation combined with an estimate of compensation rates for the subsequent two years. Assumptions are also made regarding expected retirement age, mortality, employee turnover, and future increases in health care costs.

The assumptions used directly impact the net periodic benefit cost for a particular year. An actuarial gain or loss results when actual experience varies from the assumptions or when there are changes in actuarial assumptions. Actuarial gains and losses are not included in net periodic benefit cost in the period when they arise but are recognized as a component of other comprehensive income or loss and subsequently amortized as a component of net periodic benefit cost.

The Company uses December 31 as the measurement date for its nonunion defined benefit pension plan, SBP, and postretirement health benefit plan. Plan obligations are also remeasured upon curtailment and upon settlement.

The Company records quarterly pension settlement expense related to the nonunion defined benefit pension plan when qualifying distributions determined to be settlements are expected to exceed the estimated total annual interest cost of the plan. Benefit distributions under the SBP individually exceed the annual interest cost of the plan, and the Company records the related settlement expense when the amount of the benefit to be distributed is fixed, which is generally upon an employee’s termination of employment. Pension settlement expense for the nonunion defined benefit pension and SBP plans is presented in Note I.

Revenue Recognition: ABF Freight revenue is recognized based on relative transit time in each reporting period with expenses recognized as incurred. ABF Freight’s bill-by-bill analysis is used to establish estimates of revenue in transit for recognition in the appropriate reporting period. Panther and ABF Logistics revenue is recognized based on the delivery of the shipment. Service fee revenue for the FleetNet segment is recognized upon occurrence of the service event. Repair revenue and expenses for the FleetNet segment are recognized at the completion of the service by third-party vendors. ABF Moving revenue is recognized upon completion of the shipment, which is defined as delivery to the storage destination or to the customer-designated location.

Revenue, purchased transportation expense, and third‑party service expenses are reported on a gross basis for certain shipments and services where the Company utilizes a third‑party carrier for pickup, linehaul, delivery of freight, or performance of services but remains the primary obligor and assumes collection and credit risks.

Comprehensive Income or Loss: Comprehensive income or loss consists of net income and other comprehensive income or loss, net of tax. Other comprehensive income or loss refers to revenues, expenses, gains, and losses that are not included in net income, but rather are recorded directly to stockholders’ equity. The Company reports the components of other comprehensive income or loss, net of tax, by their nature and discloses the tax effect allocated to each component in the consolidated statements of comprehensive income. The accumulated balance of other comprehensive income or loss is displayed separately in the consolidated statements of stockholders’ equity and the components of the balance are reported in Note J. The changes in accumulated other comprehensive income or loss, net of tax, and the significant reclassifications out of accumulated other comprehensive income or loss are disclosed, by component, in Note J.

Earnings Per Share: The Company uses the two‑class method for calculating earnings per share due to certain equity awards being deemed participating securities. The two-class method is an earnings allocation method under which earnings per share is calculated for each class of common stock and participating security considering both dividends declared and participation rights in undistributed earnings as if all such earnings had been distributed during the period. The calculation uses the net income based on the two-class method and the weighted‑average number of common shares (basic earnings per share) or common equivalent shares outstanding (diluted earnings per share) during the applicable period. The dilutive effect of common stock equivalents is excluded from basic earnings per common share and included in the calculation of diluted earnings per common share.

Share‑Based Compensation: The fair value of restricted stock awards is determined based upon the closing market price of the Company’s common stock on the date of grant. The restricted stock units generally vest at the end of a five‑year period following the date of grant, except for certain awards granted to non‑employee directors that typically vest at the end of a three‑year period, subject to accelerated vesting due to death, disability, retirement, or change‑in‑control provisions. When restricted stock units become vested, the Company issues new shares which are subsequently distributed. Dividends or dividend equivalents are paid on certain restricted stock units during the vesting period. The Company recognizes the income tax benefits of dividends on share‑based payment awards as an increase in paid‑in capital.

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

In August 2014, the FASB issued an accounting pronouncement to amend ASC Topic 205 with the addition of Presentation of Financial Statements – Going Concern (Subtopic 205-40). The Subtopic requires an entity’s management to assess conditions and events to determine the entity’s ability to continue as a going concern for each annual and interim reporting period for which financial statements are issued or available to be issued. The Subtopic is effective for the annual period ending December 31, 2016 and is not expected to have a significant impact on the Company’s financial statement disclosures.

In April 2015, the FASB issued an accounting pronouncement to amend ASC Topic 835 with Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendment adds the requirement for an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset and to report amortization of the debt issuance costs as interest expense. The Subtopic is effective for the Company beginning January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements or disclosures.

In April 2015, the FASB issued an accounting pronouncement to amend ASC Topic 350 with the addition of Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). The amendment adds guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If the cloud computing arrangement does not contain a software license, the agreement should be accounted for as a service contract. The Subtopic is effective for the Company beginning January 1, 2016, and is not expected to have a significant impact on the Company’s financial statements or disclosures.

In September 2015, the FASB issued an accounting pronouncement to amend ASC Topic 805 with the addition of Simplifying the Accounting for Measurement-Period Adjustments. The amendment eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead recognize measurement-period adjustments during the period in which it determines the amount of the adjustments, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendment is effective for the Company beginning January 1, 2016, and is not expected to have a significant impact on the Company’s financial statements or disclosures.

In November 2015, the FASB issued an accounting pronouncement to amend ASC Topic 740 with the addition of Balance Sheet Classification of Deferred Taxes. The amendment is effective for the Company beginning January 1, 2017. The update will result in deferred tax assets and liabilities being classified as noncurrent in the Company’s consolidated balance sheet.

In February 2016, the FASB issued an accounting pronouncement creating ASC Topic 842, Leases. The amendment is effective for the Company beginning January 1, 2019. The update will require many operating leases to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, such as changes to the accounting for share-based payments, including the related impacts on income taxes and earnings per share calculations.

NOTE C – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short‑term investments, and restricted funds:

	December 31	December 31
	2015	2014
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$110,279	$99,615
Variable rate demand notes(1)(2)	29,790	16,326
Money market funds(3)	24,904	41,101
Total cash and cash equivalents	$164,973	$157,042

Short-term investments
Certificates of deposit(1)	$61,597	$45,909

Restricted cash(4)
Cash deposits(1)	$1,384	$1,386

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note G).

The Company’s long‑term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short‑term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC‑insured accounts and placing its unrestricted short‑term investments primarily in FDIC‑insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. At December 31, 2015 and 2014, cash and cash equivalents totaling $69.9 million and $77.3 million, respectively, were not FDIC insured.

Fair Value Disclosure of Financial Instruments

Fair value and carrying value disclosures of financial instruments as of December 31 are presented in the following table:

	2015		2014
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$—	$—
Term Loan(2)	—	—	70,000	70,000
Accounts receivable securitization borrowings(3)	35,000	35,000	—	—
Notes payable(4)	106,703	106,495	56,759	56,743
	$211,703	$211,495	$126,759	$126,743

(1)

The revolving credit facility (the “Credit Facility”) under the Company’s Amended and Restated Credit Agreement, which was entered into in January 2015, carries a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(2)

The Term Loan, which was entered into on June 15, 2012 and converted to borrowings under the Credit Facility on January 2, 2015, carried a variable interest rate based on LIBOR, plus a margin, that was considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(3)

Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin, that is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(4)

Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis as of December 31:

	2015	2014
	(in thousands)
Assets:
Money market funds(1)(3)	$24,904	$41,101
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,127	2,968
	$27,031	$44,069
Liabilities:
Interest rate swap(4)	$897	$576

(1)	Included in cash equivalents.
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
(4)

Included in other long‑term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 of the fair value hierarchy) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty (Level 3 of the fair value hierarchy). The Company assessed Level 3 inputs as insignificant to the valuation at December 31, 2015 and 2014 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

NOTE D – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF	ABF
	Total	Panther	Moving	Logistics	FleetNet
	(in thousands)
Balances December 31, 2013	$76,448	$71,096	$5,352	$—	$—
Goodwill acquired(1)	630	—	—	—	630
Balances December 31, 2014	$77,078	$71,096	$5,352	$—	$630
Goodwill acquired(2)	19,387	—	—	19,387	—
Balances December 31, 2015	$96,465	$71,096	$5,352	$19,387	$630

(1)	Goodwill of $0.6 million related to the April 30, 2014 FleetNet acquisition is expected to be fully deductible for tax purposes.
(2)

Goodwill of $4.2 million and $15.2 million related to the January 2, 2015 acquisition of Smart Lines and the December 1, 2015 acquisition of Bear, respectively, is expected to be fully deductible for tax purposes. The fair value assessment of assets and liabilities acquired with Bear was based on preliminary information as of December 31, 2015.

Intangible assets consisted of the following as of December 31:

		2015			2014
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships(1)	13	$52,221	$11,331	$40,890	$44,242	$7,971	$36,271
Driver network	3	3,200	3,200	—	3,200	2,711	489
Other	8	1,032	257	775	1,032	105	927
	13	56,453	14,788	41,665	48,474	10,787	37,687
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$91,575	$14,788	$76,787	$83,596	$10,787	$72,809

(1)

Customer relationships include $7.3 million related to the December 1, 2015 acquisition of Bear. The fair value assessment of assets and liabilities acquired with Bear was based on preliminary information as of December 31, 2015.

Amortization expense on intangible assets totaled $4.0 million, $4.4 million, and $4.2 million for the year ended December 31, 2015, 2014, and 2013 respectively. As of December 31, 2015, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to range between $4.0 million and $4.2 million per year for the years ended December 31, 2016 through 2020. Acquired software (reported in property, plant and equipment) is being amortized on a straight‑line basis over seven years, which resulted in $4.5 million of amortization expense in 2015 and 2014 and is expected to result in $4.5 million of annual amortization expense for the years ended December 31, 2016 through 2018 and $2.1 million for the year ended December 31, 2019.

Annual impairment evaluations of goodwill and indefinite‑lived intangible assets were performed as of October 1, 2015 and 2014, and it was determined that there was no impairment of the recorded balances.

NOTE E – INCOME TAXES

Significant components of the provision or benefit for income taxes for the years ended December 31 were as follows:

	2015	2014	2013
	(in thousands)
Current provision:
Federal	$9,156	$18,063	$12,739
State	165	23	865
Foreign	2,124	1,657	413
	11,445	19,743	14,017

Deferred provision (benefit):
Federal	12,914	1,575	(10,335)
State	3,589	3,366	160
Foreign	(68)	(249)	(192)
	16,435	4,692	(10,367)
Total provision for income taxes	$27,880	$24,435	$3,650

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the deferred tax provision or benefit for the years ended December 31 were as follows:

	2015	2014	2013
	(in thousands)
Amortization, depreciation, and basis differences for property, plant and equipment and other long-lived assets	$21,098	$3,579	$(13,137)
Amortization of intangibles	(3,184)	(2,934)	(3,048)
Changes in reserves for workers’ compensation and cargo claims	(674)	(1,970)	(1,751)
Revenue recognition	7	361	(1,704)
Allowance for doubtful accounts	307	(501)	516
Foreign tax credit carryforward utilized	434	665	71
Nonunion pension and other retirement plans	(234)	(1,595)	3,493
Deferred compensation plans	541	350	530
Federal net operating loss carryforwards utilized	70	4,472	4,207
State net operating loss carryforwards utilized	623	2,812	254
State depreciation adjustments	(657)	(539)	569
Share-based compensation	(621)	959	(1,437)
Valuation allowance increase (decrease)	22	(696)	(1,436)
Leases	(969)	237	612
Other accrued expenses	1,256	(362)	3,284
Other	(1,584)	(146)	(1,390)
Deferred tax provision (benefit)	$16,435	$4,692	$(10,367)

Significant components of the deferred tax assets and liabilities at December 31 were as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Accrued expenses	$50,351	$51,996
Pension liabilities	10,797	9,022
Postretirement liabilities other than pensions	9,552	8,589
Share-based compensation	6,926	6,310
Federal and state net operating loss carryovers	2,185	2,840
Other	2,032	1,654
Total deferred tax assets	81,843	80,411
Valuation allowance	(354)	(332)
Total deferred tax assets, net of valuation allowance	81,489	80,079

Deferred tax liabilities:
Amortization, depreciation, and basis differences for property, plant and equipment, and other long-lived assets	84,150	64,522
Intangibles	28,272	31,398
Revenue recognition	4,176	3,944
Prepaid expenses	4,503	4,393
Total deferred tax liabilities	121,101	104,257
Net deferred tax liabilities	$(39,612)	$(24,178)

Reconciliation between the effective income tax rate, as computed on income before income taxes, and the statutory federal income tax rate for the years ended December 31 is presented in the following table:

	2015	2014	2013
	(in thousands)
Income tax provision at the statutory federal rate	$25,457	$24,714	$6,811
Federal income tax effects of:
State income taxes	(1,314)	(1,186)	(359)
Nondeductible expenses	1,426	1,239	1,090
Life insurance proceeds and changes in cash surrender value	(110)	(1,329)	(1,320)
Dividends received deduction	(3)	(6)	(9)
Alternative fuel credit	(1,141)	(1,148)	(1,935)
Increase (decrease) in valuation allowances	22	(696)	(1,436)
Other(1)	(2,267)	(1,950)	(440)
Federal income tax provision	22,070	19,638	2,402
State income tax provision	3,754	3,389	1,026
Foreign income tax provision	2,056	1,408	222
Total provision for income taxes	$27,880	$24,435	$3,650
Effective tax rate	38.3%	34.6%	18.8%

(1)	Includes foreign income tax provision, as presented in this table.

Income taxes paid, excluding income tax refunds, totaled $39.0 million, $40.4 million, and $13.4 million in 2015, 2014, and 2013, respectively, before income tax refunds of $21.3 million, $11.9 million, and $8.1 million in 2015, 2014, and 2013, respectively.

The tax benefit for exercised options and the tax benefit of dividends on share‑based payment awards, which were reflected in paid‑in capital, were less than $0.1 million for 2015, $0.1 million for 2014 and $0.2 million for 2013.

The Company had state net operating loss carryforwards of $21.4 million and state contribution carryforwards of $1.0 million at December 31, 2015. These state net operating loss and contribution carryforwards expire in 5 to 20 years, with the majority of state expirations in 15 or 20 years. As of December 31, 2015 and 2014, the Company had a valuation allowance of $0.3 million related to foreign net operating loss carryforwards, due to the uncertainty of realization. A valuation allowance of $0.7 million relating to foreign tax credit carryforwards was reversed during 2014. Due to increased profitability of the foreign entities and actual and forecasted U.S. income, management concluded that realization of foreign tax credits was more likely than not. A valuation allowance of $1.5 million for certain state net operating losses and state deferred tax assets of the Company’s subsidiaries was reversed during 2013 as management determined the realization of the assets was more likely than not. Management’s determination was based on current and anticipated utilization of state net operating losses as a result of improved operating results in 2013 and other factors that arose in 2013 including the finalization of a new labor contract.

Consolidated federal income tax returns filed for tax years through 2011 are closed by the applicable statute of limitations. During 2014, the U.S. Internal Revenue Service (the “IRS”) completed an examination of the tax returns for 2010, 2011, and 2012, resulting in an adjustment of less than $0.1 million. The Company is under examination by certain other foreign and state taxing authorities. Although the outcome of such audits is always uncertain and could result in payment of additional taxes, the Company does not believe the results of any of these audits will have a material effect on its financial condition, results of operations, or cash flows.

For periods subsequent to the June 15, 2012 acquisition date, Panther has been included in consolidated federal income tax returns filed by the Company and in consolidated or combined state income tax returns in states permitting or requiring consolidated or combined income tax returns for affiliated groups such as the Company and its subsidiaries. For periods prior to the acquisition date, Panther and its subsidiaries filed a consolidated federal income tax return on a stand‑alone basis. The 2009 federal tax return of Panther was examined by the IRS and a report of no change was issued in 2013. Panther’s federal tax returns for years through 2011 are now closed by the statute of limitations. At December 31, 2015, Panther had federal net operating loss carryforwards of approximately $1.9 million from periods ending on or prior to June 15, 2012. State net operating loss carryforwards for the same periods are approximately $7.6 million. Federal net operating loss carryforwards will expire if not used within 16 years. State carryforward periods for Panther vary from 5 to 20 years. For federal tax purposes and for most states, the use of such carryforwards is limited by Section 382 of the Internal Revenue Code (“IRC”). The limitation applies by restricting the amount of net operating loss carryforwards that may be used in individual tax years subsequent to the acquisition date. However, it is not expected that the Section 382 limitation will result in the expiration of net operating loss carryforwards prior to their availability under Section 382.

The Company established a reserve for uncertain tax positions of $0.3 million at December 31, 2013, and increased the reserve to $0.7 million at December 31, 2014 as a result of additional credits taken on filed tax returns. The reserve relates to certain credits claimed on amended federal returns for 2009 and 2010. No regulations have been issued by the IRS related to the credit and, other than limited guidance issued to another taxpayer whose underlying facts differ from those of the Company, there is no other guidance or case law applicable to the credit, and the Company has no other information on how the IRS may interpret the related statute, the manner of calculation, and how the credit applies in the Company’s circumstances. As a result, the Company does not believe the credit meets the standard for recognition at December 31, 2015 under the applicable accounting standards, and has not adjusted the balance of the reserve from $0.7 million.

For 2015 and 2013, interest of less than $0.1 million was paid, and for 2014, no interest was paid, related to federal and state income taxes. Interest of $0.2 million was paid in 2013 for the amounts accrued in 2012 on foreign income tax obligations, and accrued interest on the foreign income tax obligations of less than $0.1 million remained at December 31, 2015. Any interest or penalties related to income taxes are charged to operating expenses.

NOTE F – OPERATING LEASES AND COMMITMENTS

While the Company maintains ownership of most of its larger terminals and distribution centers, certain facilities and equipment are leased. Certain of the leases are renewable for additional periods with similar rent payments. Rental expense for operating leases, including rentals with initial terms of less than one year, totaled $25.0 million, $30.2 million, and $24.1 million in 2015, 2014, and 2013, respectively.

The future minimum rental commitments, net of minimum rental to be received under noncancelable subleases, as of December 31, 2015 for all noncancelable operating leases were as follows:

			Equipment
		Land and	and
	Total	Structures	Other
	(in thousands)
2016	$14,697	$14,130	$567
2017	12,289	12,116	173
2018	10,338	10,258	80
2019	8,488	8,424	64
2020	7,016	7,016	—
Thereafter	10,487	10,487	—
	$63,315	$62,431	$884

As of December 31, 2015, the Company had a $40.1 million commitment to construct a new corporate headquarters and call center building to facilitate the continuing growth in its asset‑light logistics businesses.

NOTE G – LONG‑TERM DEBT AND FINANCING ARRANGEMENTS

Long‑Term Debt Obligations

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

	December 31
	2015	2014
	(in thousands)
Credit Facility (interest rate of 1.7% at December 31, 2015)	$70,000	$—
Term Loan(1)	—	70,000
Accounts receivable securitization borrowings (interest rate of 1.1% at December 31, 2015)	35,000	—
Notes payable (weighted-average interest rate of 1.9% at December 31, 2015)	106,703	56,759
Capital lease obligations (weighted-average interest rate of 5.8% at December 31, 2015)	806	971
	212,509	127,730
Less current portion	44,910	25,256
Long-term debt, less current portion	$167,599	$102,474

(1)	The Term Loan was converted to the Credit Facility on January 2, 2015.

Scheduled maturities of long‑term debt obligations as of December 31, 2015 were as follows:

			Accounts	Notes	Capital Lease
			Receivable	Payable	Obligations(2)
		Credit	Securitization	Revenue	Land and
	Total	Facility(1)	Program(1)	Equipment	Structures
	(in thousands)
2016	$48,512	$1,375	$536	$46,388	$213
2017	43,698	1,802	750	40,927	219
2018	59,130	2,101	35,002	21,801	226
2019	2,732	2,259	—	241	232
2020	70,025	70,006	—	—	19
Thereafter	—	—	—	—	—
Total payments	224,097	77,543	36,288	109,357	909
Less amounts representing interest	11,588	7,543	1,288	2,654	103
Long-term debt	$212,509	$70,000	$35,000	$106,703	$806

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases at December 31 were included in property, plant and equipment as follows:

	2015	2014
	(in thousands)
Revenue equipment	$136,698	$88,591
Land and structures (terminals)	1,794	1,794
Service, office, and other equipment	—	255
Total assets securing notes payable or held under capital leases	138,492	90,640
Less accumulated depreciation and amortization(1)	25,120	26,305
Net assets securing notes payable or held under capital leases	$113,372	$64,335

(1)	Amortization of assets held under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

The Company’s long‑term debt obligations have a weighted‑average interest rate of 2.1% at December 31, 2015. The Company paid interest of $4.0 million, $2.7 million, and $3.6 million in 2015, 2014, and 2013, respectively, net of capitalized interest which totaled $0.2 million for 2015 and $0.1 million for each of 2014 and 2013.

Financing Arrangements

Term Loan

On June 15, 2012, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. Pursuant to the Credit Agreement, a five‑year, $100.0 million secured term loan (the “Term Loan”) was obtained to finance a portion of the cost of the acquisition of Panther. The Credit Agreement also provided the Company with the right to request revolving commitments thereunder up to an aggregate amount of $75.0 million, subject to the satisfaction of certain additional conditions provided in the agreement. There were no borrowings under the revolving commitments. The Term Loan was secured by a lien on certain of the Company’s assets and pledges of the equity interests in certain subsidiaries (with these assets and subsidiaries defined in the Credit Agreement). The Term Loan required quarterly principal payments and monthly interest payments, with remaining amounts outstanding due upon the maturity date of June 15, 2017. Borrowings under the Term Loan could be repaid in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. The Term Loan allowed for the election of interest at a base rate or LIBOR plus a margin based on the adjusted leverage ratio, as defined in the Credit Agreement, which was measured at the end of each fiscal quarter. The Credit Agreement contained conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type including, but not limited to, a minimum fixed charge coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, transactions with affiliates, mergers, consolidations, and purchases and sales of assets. On January 2, 2015, the Credit Agreement was amended and the Term Loan was refinanced, as discussed in the following paragraph.

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced the $70.0 million Term Loan, which was outstanding under the Credit Agreement at December 31, 2014 with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at the alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at the Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at December 31, 2015.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five‑year forward‑starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating‑rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable‑rate interest to fixed‑rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of December 31, 2015. The fair value of the interest rate swap of $0.9 million and $0.6 million was recorded in other long-term liabilities in the consolidated balance sheet at December 31, 2015 and 2014, respectively. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at December 31, 2015.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program until January 2, 2018. On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of December 31, 2015, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of December 31, 2015.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third‑party casualty claims liabilities in various states in which the Company is self‑insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of December 31, 2015, standby letters of credit of $20.1 million have been issued under the program, which reduced the available borrowing capacity to $44.9 million.

Letter of Credit Agreements and Surety Bond Programs

The Company had letters of credit outstanding of $22.1 million (including $20.1 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash as of December 31, 2015 and 2014.

During 2014, the Company had agreements with certain financial institutions to provide collateralized facilities for the issuance of letters of credit (“LC Agreements”). These financial institutions issued letters of credit on behalf of the Company primarily in support of the self‑insurance program previously discussed within this Note. The LC Agreements contained no financial ratios or financial covenants which the Company was required to maintain. Certain LC Agreements required cash or short‑term investments to be pledged as collateral for outstanding letters of credit. The LC Agreements were no longer in place as of December 31, 2014.

The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of December 31, 2015 and 2014, surety bonds outstanding related to the self-insurance program totaled $44.4 million and $43.8 million, respectively.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $80.6 million and $55.3 million of revenue equipment in 2015 and 2014, respectively. The Company did not enter into any promissory note arrangements in 2013.

The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements. The Company did not enter into capital lease agreements during 2015 or 2014. Newly entered capital leases to finance the purchase of certain equipment totaled less than $0.1 million in 2013.

NOTE H – ACCRUED EXPENSES

	December 31
	2015	2014
	(in thousands)
Workers’ compensation, third-party casualty, and loss and damage claims reserves	$96,159	$96,183
Accrued vacation pay	33,731	33,029
Accrued compensation	27,524	35,305
Taxes other than income	7,971	8,022
Other	23,342	22,135
	$188,727	$194,674

NOTE I – EMPLOYEE BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all noncontractual employees hired before January 1, 2006. Benefits under the defined benefit pension plan are generally based on years of service and employee compensation. In June 2013, the Company amended the nonunion defined benefit pension plan to freeze the participants’ final average compensation and years of credited service as of July 1, 2013. The plan amendment did not impact the vested benefits of retirees or former employees whose benefits have not yet been paid from the plan. Effective July 1, 2013, participants of the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of the Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate (see Defined Contribution Plans section within this Note).

The June 2013 amendment to the nonunion defined benefit pension plan resulted in a plan curtailment which was recorded as of June 30, 2013. The effect of the plan curtailment was a reduction of the projected benefit obligation (“PBO”) to the amount of the plan’s accumulated benefit obligation. The decrease in the PBO upon curtailment reduced the unrecognized net actuarial loss of the plan, which is reported on an after‑tax basis in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheet. No curtailment gain or loss was recognized in earnings. The unrecognized net actuarial loss was also reduced by a net actuarial gain which resulted from the remeasurement of the assets and PBO of the plan upon curtailment. The freeze of the accrual of benefits effective as of July 1, 2013, and the reduction of the PBO upon plan curtailment eliminated the service cost of the plan and reduced the interest cost of the plan for periods subsequent to the curtailment.

In consideration of the freeze of the accrual of benefits, the investment strategy has become more focused on reducing investment, interest rate, and longevity risks in the plan. As part of this strategy, in January 2014, the plan purchased a nonparticipating annuity contract from an insurance company to settle the pension obligation related to the vested benefits of 375 plan participants and beneficiaries receiving monthly benefit payments at the time of the contract purchase. Upon payment by the plan of the $25.4 million premium for the annuity contract, pension benefit obligations totaling $23.3 million were irrevocably transferred to the insurance company. The Company recognized pension settlement expense as a component of net periodic benefit cost related to the nonparticipating annuity contract purchase amount of $25.4 million plus total lump-sum benefit distributions of $32.1 million in 2014 with corresponding reductions in the unrecognized net actuarial loss of the nonunion defined benefit pension plan. The Company also recognized pension settlement expense in 2015 and 2013 related to lump-sum benefit distributions from the plan. The pension settlement expense amounts are presented in the tables within this Note. The remaining pre‑tax unrecognized net actuarial loss of $28.5 million will continue to be amortized over the average remaining future years of service of the plan participants, which is approximately eight years. The Company will continue to incur additional quarterly pension settlement expense related to lump‑sum distributions from the nonunion defined benefit pension plan.

The Company also has an unfunded supplemental benefit plan (“SBP”) for the purpose of supplementing benefits under the Company’s nonunion defined benefit pension plan for executive officers designated as participants in the SBP by the Company’s Board of Directors. The Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) elected to close the SBP to new entrants and to place a cap on the maximum payment per participant to existing participants in the SBP effective January 1, 2006. In place of the SBP, eligible officers of the Company appointed after 2005 participate in a long‑term cash incentive plan (see Cash Long‑Term Incentive Compensation Plan section within this Note). Effective December 31, 2009, the Compensation Committee elected to freeze the accrual of benefits for remaining participants under the SBP. With the exception of early retirement penalties that may apply in certain cases, the valuation inputs for calculating the frozen SBP benefits to be paid to participants, including final average salary and the interest rate, were frozen at December 31, 2009. As presented in the tables within this Note, pension settlement expense and a corresponding reduction in the net actuarial loss was recorded in 2014 related to lump-sum SBP benefit distributions. The SBP did not incur pension settlement expense related to lump‑sum distributions in 2015 or 2013.

The Company sponsors an insured postretirement health benefit plan that provides supplemental medical benefits and dental and vision benefits primarily to certain officers of the Company and certain subsidiaries. Effective January 1, 2011, retirees began paying a portion of the premiums under the plan according to age and coverage levels. The amendment to the plan to implement retiree premiums resulted in an unrecognized prior service credit which was recorded in accumulated other comprehensive loss and is being amortized over approximately eight years.

The following table discloses the changes in benefit obligations and plan assets of the Company’s nonunion defined benefit plans for years ended December 31, the measurement date of the plans:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)
Change in benefit obligations
Benefit obligations at beginning of year	$174,410	$211,660	$6,782	$7,092	$22,116	$16,318
Service cost	—	—	—	—	406	280
Interest cost	5,200	6,039	123	184	913	788
Actuarial (gain) loss (1)	494	11,906	(47)	53	1,806	5,269
Benefits paid	(20,892)	(58,047)	(1,941)	(853)	(625)	(539)
Settlement loss	395	2,852	—	306	—	—
Benefit obligations at end of year	159,607	174,410	4,917	6,782	24,616	22,116
Change in plan assets
Fair value of plan assets at beginning of year	158,265	207,613	—	—	—	—
Actual return (loss) on plan assets	(506)	8,599	—	—	—	—
Employer contributions	50	100	1,941	853	625	539
Benefits paid	(20,892)	(58,047)	(1,941)	(853)	(625)	(539)
Fair value of plan assets at end of year	136,917	158,265	—	—	—	—
Funded status	$(22,690)	$(16,145)	$(4,917)	$(6,782)	$(24,616)	$(22,116)
Accumulated benefit obligation	$159,607	$174,410	$4,917	$6,782	$24,616	$22,116

(1)

Actuarial losses on nonunion defined benefit pension plan and postretirement health benefit plan were higher for 2014, primarily due to decreases in the discount rates used to remeasure the plan obligations at December 31, 2014 versus December 31, 2013.

Amounts recognized in the consolidated balance sheets at December 31 consisted of the following:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)
Current liabilities (included in accrued expenses)	$—	$—	$(246)	$(1,941)	$(736)	$(684)
Noncurrent liabilities (included in pension and postretirement liabilities)	(22,690)	(16,145)	(4,671)	(4,841)	(23,880)	(21,432)
Liabilities recognized	$(22,690)	$(16,145)	$(4,917)	$(6,782)	$(24,616)	$(22,116)

The following is a summary of the components of net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in thousands)
Service cost	$—	$—	$4,734	$—	$—	$—	$406	$280	$331
Interest cost	5,200	6,039	7,784	123	184	150	913	788	751
Expected return on plan assets	(9,180)	(10,419)	(13,313)	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(190)	(190)	(190)
Pension settlement expense	3,202	5,880	2,111	—	715	—	—	—	—
Amortization of net actuarial loss(1)	3,218	2,398	7,140	159	214	260	853	93	535
Net periodic benefit cost	$2,440	$3,898	$8,456	$282	$1,113	$410	$1,982	$971	$1,427

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

The following is a summary of the pension settlement distributions and pension settlement expense for the years ended December 31:

	Nonunion Defined			Supplemental
	Benefit Pension Plan			Benefit Plan
	2015(1)	2014(2)	2013(1)	2015(3)	2014	2013
	(in thousands, except per share data)
Pension settlement distributions	$20,622	$57,518	$20,104	$1,941	$853	$—
Pension settlement expense, pre-tax	$3,202	$5,880	$2,111	$—	$715	$—
Pension settlement expense per diluted share, net of taxes	$0.07	$0.14	$0.05	$—	$0.02	$—

(1)	In 2015 and 2013, pension settlement distributions represent lump‑sum benefit distributions paid.
(2)	Pension settlement distributions represent $32.1 million of lump‑sum benefit distributions and a $25.4 million nonparticipating annuity contract purchase.
(3)

The 2015 SBP distribution represents the portion of a benefit related to an officer retirement that occurred in 2014 which was delayed for six months after retirement in accordance with IRC Section 409A. The pension settlement expense related to this distribution was recognized in 2014.

Included in accumulated other comprehensive loss at December 31 were the following pre‑tax amounts that have not yet been recognized in net periodic benefit cost:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
	(in thousands)
Unrecognized net actuarial loss	$28,457	$24,303	$1,001	$1,207	$6,280	$5,327
Unrecognized prior service credit	—	—	—	—	(507)	(697)
Total	$28,457	$24,303	$1,001	$1,207	$5,773	$4,630

The following amounts, which are reported within accumulated other comprehensive loss at December 31, 2015 are expected to be recognized as components of net periodic benefit cost in 2016 on a pre‑tax basis. (Amounts exclude the effect of pension settlements, which the Company will incur for the nonunion defined benefit pension plan and is projected to incur for the SBP in 2016.)

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Plan	Benefit Plan
	(in thousands)
Unrecognized net actuarial loss	$3,575	$152	$734
Unrecognized prior service credit	—	—	(190)
Total	$3,575	$152	$544

The discount rate is determined by matching projected cash distributions with appropriate high‑quality corporate bond yields in a yield curve analysis. Weighted‑average assumptions used to determine nonunion benefit obligations at December 31 were as follows:

	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2015	2014	2015	2014	2015	2014
Discount rate	3.5%	3.2%	2.6%	2.5%	4.2%	3.9%

Weighted‑average assumptions used to determine net periodic benefit cost for the Company’s nonunion benefit plans for the years ended December 31 were as follows:

	Nonunion Defined			Supplemental			Postretirement
	Benefit Pension Plan			Benefit Plan			Health Benefit Plan
	2015(1)	2014(2)	2013(3)	2015	2014(4)	2013	2015	2014	2013
Discount rate	3.2%	3.8%	3.1%	2.5%	2.8%	2.1%	3.9%	4.7%	3.8%
Expected return on plan assets	6.5%	6.5%	7.5%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase(5)	N/A	N/A	3.3%	N/A	N/A	N/A	N/A	N/A	N/A

(1)

The discount rate presented was used to determine the first quarter 2015 credit, and the interim discount rate established upon each quarterly settlement in 2015 of 3.0%,  3.5%, and 3.4% was used to calculate the credit for the second, third, and fourth quarter of 2015, respectively.

(2)

The discount rate presented was used to determine the first quarter 2014 credit, and the interim discount rate established upon each quarterly settlement in 2014 of 3.5%,  3.3%, and 3.4% was used to calculate the credit for the second, third, and fourth quarter of 2014, respectively.

(3)

The discount rate presented was used to determine expense for the first six months of 2013 and the discount rate established upon the June 30, 2013 curtailment of 3.9% and upon the September 30, 2013 settlement of 3.7% was used to calculate the credit for the third and fourth quarter of 2013, respectively.

(4)

The discount rate presented was used to determine expense for the first ten months of 2014 and the discount rate of 2.5% established upon the October 31, 2014 settlement was used to calculate expense for the last two months of 2014.

(5)

The compensation assumption was no longer applicable for determining net periodic benefit cost of the nonunion defined benefit pension plan upon the June 30, 2013 remeasurement for plan curtailment due to the freeze of the accrual of benefits effective July 1, 2013.

The assumed health care cost trend rates for the Company’s postretirement health benefit plan at December 31 were as follows:

	2015 (1)	2014
		Pre-65	Post-65
Health care cost trend rate assumed for next year	6.7%	7.5%	5.8%
Rate to which the cost trend rate is assumed to decline	4.5%	4.5%	4.5%
Year that the rate reaches the cost trend assumed rate	2030	2027	2020

(1)

Based on similar actuarial assumptions used for the pre‑65 and post‑65 anticipated trend rates, a single trend rate was determined to be reasonable for use in the valuation of the accumulated benefit obligation as of December 31, 2015.

The health care cost trend rates have a significant effect on the obligations reported for health care plans. A one‑percentage‑point change in assumed health care cost trend rates would have the following effects on the Company’s postretirement health benefit plan for the year ended December 31, 2015:

	One Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total of service and interest cost components	$272	$(213)
Effect on postretirement benefit obligation	$4,815	$(3,846)

Estimated future benefit payments from the Company’s nonunion defined benefit pension (paid from trust assets), SBP, and postretirement health benefit plans, which reflect expected future service as appropriate, as of December 31, 2015 are as follows:

	Nonunion	Supplemental	Postretirement
	Defined Benefit	Benefit	Health
	Pension Plan	Plan	Benefit Plan
	(in thousands)
2016	$27,392	$246	$736
2017	$13,560	$989	$805
2018	$12,821	$—	$889
2019	$12,590	$3,107	$956
2020	$12,815	$—	$1,035
2021-2025	$54,168	$—	$6,202

The Company’s contributions to the defined benefit pension plan are based upon the minimum funding levels required under provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (the “PPA”), with the maximum contributions not to exceed deductible limits under the IRC. Based upon currently available actuarial information, which is subject to change upon completion of the 2016 actuarial valuation of the plan, the Company does not expect to have cash outlays for required minimum contributions to its nonunion defined benefit pension plan in 2016. The plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 107.3% as of the January 1, 2015 valuation date. The AFTAP is determined by measurements prescribed by the IRC, which differ from the funding measurements for financial statement reporting purposes.

Nonunion Defined Benefit Pension Plan Assets

The Company establishes the expected long‑term rate of return on nonunion defined benefit pension plan assets, which are held in trust, by considering the historical returns for the current mix of investments. In addition, consideration is given to the range of expected returns for the current pension plan investment mix provided by the plan’s investment advisor. This approach is intended to establish a long‑term, nonvolatile rate. The Company’s long‑term expected rate of return utilized in determining its 2016 nonunion defined benefit pension plan expense is 6.5%.

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

The weighted‑average target, acceptable ranges, and actual asset allocations of the Company’s nonunion defined benefit pension plan at December 31 are summarized in the following table:

	2015
	Target	Acceptable			Weighted-Average Allocation
	Allocation	Range			2015	2014
Equity Securities
Large Cap U.S. Equity	15.0%	10.0%	-	25.0%	17.2%	18.9%
Mid Cap U.S. Equity	10.0	8.0%	-	12.0%	10.4	12.1
Small Cap U.S. Equity	10.0	8.0%	-	12.0%	10.3	11.3
International Equity	15.0	11.0%	-	19.0%	17.1	15.0

Income Securities
Debt Instruments	30.0	20.0%	-	35.0%	19.5	20.4
Floating Rate Loan Fund	10.0	3.0%	-	15.0%	11.6	10.2

Cash Equivalents
Cash and Cash Equivalents	10.0	0.0%	-	15.0%	13.9	12.1
	100.0%				100.0%	100.0%

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

Certain types of investments and transactions are prohibited or restricted by the Company’s written pension investment policy, including, but not limited to, borrowing of money; purchase of securities on margin; short sales; pledging, mortgaging, or hypothecating securities except loans of securities that are fully‑collateralized; purchase or sale of futures, options, or derivatives for speculation or leverage; purchase or sale of commodities; or illiquid interests in real estate or mortgages. Historically, index funds have primarily been used for investments in equity and fixed income securities; however, in 2009, the Company began investing in actively managed portfolios which, for 2015 and 2014, included investments in an actively managed portfolio of mid-cap U.S. equity securities and separate actively managed portfolios of short-term debt instruments. The short-term debt instrument portfolios include 1-3 year and 1-5 year fixed income portfolios which aim to approximate or exceed the returns of their respective benchmarks while preserving capital and, beginning in 2014, a total return fixed income portfolio with high quality investment grade corporate bond and high yield bond holdings, which seeks to provide less volatility than longer duration fixed income strategies while generating income. In addition to the requirements of the pension investment policy, certain investment restrictions apply to the actively managed portfolios, including: guidelines for permitted investments; minimum acceptable credit quality of securities; maximum maturity of investments; limitations on the concentration of certain types of investments; and/or acceptable effective duration period ranges.

The fair value of the Company’s nonunion defined benefit pension plan assets at December 31, 2015, by major asset category and fair value hierarchy level (see Fair Value Measurements accounting policy in Note B), were as follows:

		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash and Cash Equivalents(1)	$19,079	$19,079	$—	$—
Debt Instruments(2)	26,662	—	26,662	—
Floating Rate Loans(3)	15,868	15,868	—	—
Large Cap U.S. Equity	23,459	23,459	—	—
Mid Cap U.S. Equity	14,276	14,276	—	—
Small Cap U.S. Equity	14,135	14,135	—	—
International Equity	23,438	23,438	—	—
	$136,917	$110,255	$26,662	$—

(1)	Consists primarily of money market mutual funds.
(2)

Includes corporate debt instruments (74%),  mortgage-backed instruments (17%),  treasury instruments (6%), municipal debt instruments (2%), and agency debt instruments (1%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

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
(2)

Includes corporate debt instruments (66%), mortgage‑backed instruments (24%), treasury instruments (5%), municipal debt instruments (4%), and agency debt instruments (1%) which are priced using daily bid prices. The fair value measurements are provided by a pricing service which uses the market approach with inputs derived from observable market data.

(3)	Consists of a floating rate loan mutual fund.

Deferred Compensation Plans

The Company has deferred salary agreements with certain executives for which liabilities of $3.9 million and $4.7 million were recorded as of December 31, 2015 and 2014, respectively. The deferred salary agreements include a provision that immediately vests all benefits and provides for a lump‑sum payment upon a change in control of the Company that is followed by a termination of the executive. The Compensation Committee elected to close the deferred salary agreement program to new entrants effective January 1, 2006. In place of the deferred salary agreement program, officers appointed after 2005 participate in the Long‑Term Cash Incentive Plan (see Long‑Term Cash Incentive Plan section within this Note).

The Company maintains a Voluntary Savings Plan (“VSP”), a nonqualified deferred compensation program for the benefit of certain executives of the Company and certain subsidiaries. Eligible employees may defer receipt of a portion of their salary and incentive compensation into the VSP by making an election prior to the beginning of the year in which the salary compensation is payable and, for incentive compensation, by making an election at least six months prior to the end of the performance period to which the incentive relates. The Company credits participants’ accounts with applicable rates of return based on a portfolio selected by the participants from the investments available in the plan. The Company match related to the VSP was suspended beginning January 1, 2010. All deferrals, Company match, and investment earnings are considered part of the general assets of the Company until paid. Accordingly, the consolidated balance sheets reflect the fair value of the aggregate participant balances, based on quoted prices of the mutual fund investments, as both an asset and a liability of the Company. As of December 31, 2015 and 2014, VSP balances of $2.1 million and $3.0 million, respectively, were included in other long‑term assets with a corresponding amount recorded in other long‑term liabilities.

Defined Contribution Plans

The Company and its subsidiaries have various defined contribution 401(k) plans that cover substantially all employees. The plans permit participants to defer a portion of their salary up to a maximum of 69% as determined under Section 401(k) of the IRC. For certain participating subsidiaries, the Company matches 50% of nonunion participant contributions up to the first 6% of annual compensation. The plans also allow for discretionary Company contributions determined annually. The Company’s matching expense for the 401(k) plans totaled $5.5 million, $4.9 million, and $4.5 million for 2015, 2014, and 2013, respectively.

Effective July 1, 2013, participants in the nonunion defined benefit pension plan who were active employees of the Company became eligible for the discretionary defined contribution feature of Company’s nonunion 401(k) and defined contribution plan in which all eligible noncontractual employees hired subsequent to December 31, 2005 also participate. Participants are fully vested in their benefits under the defined contribution plan after three years of service. The Company may make discretionary contributions to the defined contribution plan. In 2015, 2014, and 2013, the Company recognized expense of $9.5 million, $9.0 million and $5.9 million, respectively, related to its contributions to the defined contribution plan.

Cash Long‑Term Incentive Compensation Plan

The Company maintains a performance-based Cash Long-Term Incentive Compensation Plan (“LTIP”) for officers of the Company or its subsidiaries who are not active participants in the deferred salary agreement program. The LTIP incentive, which is generally earned over three years, is based, in part, upon a proportionate weighting of return on capital employed and shareholder returns compared to a peer group, as specifically defined in the plan document. As of December 31, 2015, 2014, and 2013, $6.7 million, $7.6 million, $4.2 million, respectively, were accrued for future payments under the plans.

Other Plans

Other long‑term assets include $45.1 million and $44.5 million at December 31, 2015 and 2014, respectively, in cash surrender value of life insurance policies. These policies are intended to provide funding for long‑term nonunion benefit arrangements such as the Company’s SBP and deferred compensation plans. A portion of the Company’s cash surrender value of variable life insurance policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. The Company recognized gains associated with changes in the cash surrender value and proceeds from life insurance policies of $0.3 million during 2015 and $3.8 million during 2014 and 2013.

Multiemployer Plans

ABF Freight contributes to multiemployer pension and health and welfare plans, which have been established pursuant to the Taft-Hartley Act, to provide benefits for its contractual employees. ABF Freight’s contributions generally are based on the time worked by its contractual employees, in accordance with the ABF NMFA and other related supplemental agreements. As of December 2015, approximately 77% of ABF Freight’s employees were covered under the ABF NMFA.

ABF Freight recognizes as expense the contractually required contributions for each period and recognizes as a liability any contributions due and unpaid. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. Upon implementation of the ABF NMFA on November 3, 2013, contribution rate increases for the benefits under the collective bargaining agreement were applied retroactively to August 1, 2013. The combined contribution rates for health, welfare, and pension benefits under the ABF NMFA may increase up to $1.00 per hour each August 1 providing that the plans provide evidence that an increase is necessary.

The multiemployer plans to which ABF Freight contributes are jointly‑trusteed (half of the trustees of each plan are selected by the participating employers, the other half by the IBT) and cover collectively-bargained employees of multiple unrelated employers. Due to the inherent nature of multiemployer plans, there are risks associated with participation in these plans that differ from single‑employer plans. Assets received by the plans are not segregated by employer, and contributions made by one employer can be and are used to provide benefits to current and former employees of other employers. If a participating employer in a multiemployer plan no longer contributes to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If a participating employer in a multiemployer pension plan completely withdraws from the plan, it owes to the plan its proportionate share of the plan’s unfunded vested benefits, referred to as a withdrawal liability. A complete withdrawal generally occurs when the employer permanently ceases to have an obligation to contribute to the plan. A withdrawal liability is also owed in the event the employer withdraws from a plan in connection with a mass withdrawal, which generally occurs when all or substantially all employers withdraw from the plan pursuant to an agreement in a relatively short period of time. Were ABF Freight to completely withdraw from certain multiemployer pension plans, whether in connection with a mass withdrawal or otherwise, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan.

Pension Plans

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the PPA, which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015 that was signed into law on December 16, 2014. Among other things, the PPA requires that “endangered” (generally less than 80% funded and commonly called “yellow zone”) plans adopt “funding improvement plans” and that “critical” (generally less than 65% funded and commonly called “red zone”) plans adopt “rehabilitation plans” that are intended to improve the plan’s funded status over time. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees.

The Reform Act includes provisions to address the funding of multiemployer pension plans in “critical and declining” status, including certain of those in which ABF Freight participates. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self‑correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of Treasury (the “Treasury”) for the reduction of certain accrued benefits. Any actions taken by trustees of multiemployer pension plans under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under the ABF NMFA.

Based on the most recent annual funding notices the Company has received, most of which are for plan years ended December 31, 2014, approximately 64% of ABF Freight’s contributions to multiemployer pension plans, including the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) discussed below, were made to plans that were in “critical status” and approximately 3% of ABF Freight’s contributions to multiemployer pension plans were made to plans that were in “endangered status,” each as defined by the PPA. ABF Freight’s participation in multiemployer pension plans is summarized in the table below. The multiemployer pension plans listed separately in the table represent plans that are individually significant to ABF Freight based on the amount of plan contributions. The severity of a plan’s underfunded status was also considered in ABF Freight’s analysis of individually significant funds to be separately disclosed.

Significant multiemployer pension funds and key participation information were as follows:

		Pension		FIP/RP
		Protection Act		Status	Contributions (d)
	EIN/Pension	Zone Status (b)		Pending/	(in thousands)			Surcharge
Legal Name of Plan	Plan Number (a)	2015	2014	Implemented (c)	2015	2014	2013	Imposed (e)
Central States, Southeast and Southwest Areas Pension Plan(1)(2)	36-6044243	Critical and Declining	Red	Implemented(3)	$77,491	$74,001	$70,020	No

Western Conference of Teamsters Pension Plan(2)	91-6145047	Green	Green	No	24,474	23,030	20,601	No

Central Pennsylvania Teamsters Defined Benefit Plan(1)(2)	23-6262789	Green	Green	No	13,147	12,810	12,143	No

I. B. of T. Union Local No. 710 Pension Fund(5)(6)	36-2377656	Green(4)	Green(4)	No	10,020	9,186	10,001	No

All other plans in the aggregate					26,766	25,150	23,468
Total multiemployer pension contributions paid(7)					$151,898	$144,177	$136,233

Table Heading Definitions

(a)	The “EIN/Pension Plan Number” column provides the Federal Employer Identification Number (EIN) and the three‑digit plan number, if applicable.
(b)

Unless otherwise noted, the most recent PPA zone status available in 2015 and 2014 is for the plan’s year‑end status at December 31, 2014 and 2013, respectively. The zone status is based on information ABF Freight received from the plan and was certified by the plan’s actuary. Green zone funds are those that are in neither endangered, critical, or critical and declining status and generally have a funded percentage of at least 80%.

(c)	The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (FIP) or a rehabilitation plan (RP), if applicable, is pending or has been implemented.
(d)	Amounts reflect contributions made by ABF Freight in the respective year and differ from amounts expensed during the year.
(e)	The surcharge column indicates if a surcharge was paid by the employer to the plan.

(1)	ABF Freight was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended December 31, 2014 and 2013.
(2)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended December 31, 2014 and 2013.
(3)	Adopted a rehabilitation plan effective March 25, 2008 as updated. Utilized amortization extension effective December 31, 2003.
(4)	PPA zone status relates to plan years February 1, 2014 – January 31, 2015 and February 1, 2013 – January 31, 2014.
(5)	ABF Freight was listed by the plan as providing more than 5% of the total contributions to the plan for the plan years ended January 31, 2015 and 2014.
(6)	Information for this fund was obtained from the annual funding notice, other notices received from the plan, and the Form 5500 filed for the plan years ended January 31, 2015 and January 31, 2014.
(7)

Contribution levels can be impacted by several factors such as changes in business levels and the related time worked by contractual employees, contractual rate increases for pension benefits, and the specific funding structure, which differs among funds. The pension contribution rate for contractual employees increased an average of 2.0% effective primarily on August 1, 2015, 2014, and 2013. The Supplemental Negotiating Committee for the Central States Pension Plan approved no pension contribution increase effective August 1, 2015, 2014, and 2013. The Supplemental Negotiating Committee for the Western Conference of Teamsters Pension Plan approved no pension increase effective August 1, 2015, 2014, and 2013. The year‑over‑year changes in multiemployer pension plan contributions presented above were also influenced by changes in ABF Freight’s business levels.

For 2015, 2014, and 2013, 50% to 60% of ABF Freight’s multiemployer pension contributions were made to the Central States Pension Plan. The funded percentage of the Central States Pension Fund, as set forth in information provided by the Central States Plan, was 47.9%,  48.4%, and 47.6% as of January 1, 2015, 2014, and 2013, respectively. In 2005, the IRS granted an extension of the period of time over which the Central States Pension Plan amortizes unfunded liabilities by ten years subject to the condition that a targeted funding ratio will be maintained by the plan. Based on information currently available to the Company, the Central States Pension Plan has not received notice of revocation of the ten‑year amortization extension granted by the IRS. In the unlikely event that the IRS were to revoke the extension, the revocation would apply retroactively to the 2004 plan year, which would result in a material liability for ABF Freight’s share of the resulting funded deficiency, the extent of which is currently unknown to the Company. The Company believes that the occurrence of a revocation that would require recognition of liabilities for ABF Freight’s share of a funded deficiency is remote.

In September 2015, the Central States Pension Plan filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which includes benefit reductions for participants in the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected to occur. The proposed benefit reductions in the pension rescue plan, which are subject to various requirements and restrictions, vary depending on participants’ age, retirement status, years of credited service, and whether the participants’ current or former employer that withdrew from the multiemployer pension plan either failed to pay their full employer withdrawal obligations or paid their full employer withdrawal liability but guaranteed protection of the participants’ benefits. If the Treasury approves the proposed pension rescue plan, participants of the Central States Pension Plan will have an opportunity to vote on whether the plan should be implemented; however, by law, the Treasury can override a negative participant vote and order that the pension rescue plan be implemented or modified. If approved, the pension rescue plan is expected to be implemented in July 2016 based on the application filing date. As previously disclosed, the implementation of the rescue plan sought by the Central States Pension Plan would not reduce the benefit rates ABF Freight is obligated to pay under the ABF NMFA.

ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. Approximately 1% of ABF Freight’s total multiemployer pension contributions for the year ended December 31, 2015 were made to the 707 Pension Fund. Based on currently available information, the Company does not believe the insolvency of the 707 Pension Fund will increase ABF Freight’s contributions to that fund during the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard. ABF Freight has not received any other notification of plan reorganization or plan insolvency with respect to any multiemployer pension plan to which it contributes.

Health and Welfare Plans

ABF Freight contributes to 43 multiemployer health and welfare plans which provide health care benefits for active employees and retirees covered under ABF Freight’s labor agreements. ABF Freight’s contributions to multiemployer health and welfare plans totaled $144.7 million, $130.5 million, and $118.0 million, for the year ended December 31, 2015, 2014, and 2013, respectively. The contribution rate for health and welfare benefits increased by an average of 5.4% primarily on August 1, 2015 and 2014 and an average of 7.6% primarily on August 1, 2013 under ABF Freight’s collective bargaining agreement with the IBT. Other than changes to contribution rates and variances in rates and time worked, there have been no other significant items that affect the comparability of the Company’s 2015, 2014, and 2013 multiemployer health and welfare contributions.

NOTE J – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss were as follows at December 31:

	2015	2014	2013
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs(1)	$(35,231)	$(30,140)	$(17,044)
Interest rate swap	(897)	(576)	—
Foreign currency translation	(2,379)	(1,216)	(863)
Total	$(38,507)	$(31,932)	$(17,907)

After-tax amounts:
Unrecognized net periodic benefit costs(1)	$(25,497)	$(22,387)	$(14,386)
Interest rate swap	(545)	(350)	—
Foreign currency translation	(1,454)	(742)	(526)
Total	$(27,496)	$(23,479)	$(14,912)

(1)

The increase in unrecognized net periodic benefit costs for 2015 primarily reflected the impact of increases in the unrecognized net actuarial loss of $4.2 million ($2.5 million after‑tax) related to the nonunion defined benefit pension plan, primarily due to the difference in actual return on plan assets versus the assumed return offset, in part, by pension settlement expense and amortization of net actuarial losses. The increase in unrecognized net periodic benefit costs for 2014 reflected the impact of increases in the unrecognized net actuarial loss $8.3 million ($5.1 million after-tax) related to the nonunion defined benefit pension plan and $5.2 million ($3.2 million after‑tax) related to the postretirement health benefit plan, primarily due to decreases in the discount rates used to remeasure the plan obligations. The nonunion defined benefit pension plan is discussed further in Note I.

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2013	$(14,912)	$(14,386)	$—	$(526)

Other comprehensive loss before reclassifications	(14,133)	(13,567)	(350)	(216)
Amounts reclassified from accumulated other comprehensive loss	5,566	5,566	—	—
Net current-period other comprehensive loss	(8,567)	(8,001)	(350)	(216)

Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

Other comprehensive loss before reclassifications	(8,442)	(7,535)	(195)	(712)
Amounts reclassified from accumulated other comprehensive loss	4,425	4,425	—	—
Net current-period other comprehensive loss	(4,017)	(3,110)	(195)	(712)

Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component for the years ended December 31:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	2015	2014
	(in thousands)
Amortization of net actuarial loss	$(4,230)	$(2,705)
Amortization of prior service credit	190	190
Pension settlement expense	(3,202)	(6,595)
Total, pre-tax	(7,242)	(9,110)
Tax benefit	2,817	3,544
Total, net of tax	$(4,425)	$(5,566)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note I).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2015		2014
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.06	$1,584	$0.03	$819
Second quarter	$0.06	$1,578	$0.03	$816
Third quarter	$0.06	$1,578	$0.03	$823
Fourth quarter	$0.08	$2,097	$0.06	$1,644

On January 27, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share payable to stockholders of record on February 10, 2016.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. During 2015, the Company purchased 402,255 shares for an aggregate cost of $12.8 million, leaving $47.2 million available for repurchase under the program as of December 31, 2015. Treasury shares totaled 2,080,187 and 1,677,932 as of December 31, 2015 and 2014, respectively.

As of February 22, 2016, the Company had purchased an additional 104,002 shares of its common stock for an aggregate cost of $2.0 million, leaving $45.2 million available for repurchase under the current buyback program.

NOTE K – SHARE‑BASED COMPENSATION

Stock Awards

As of December 31, 2015 and 2014, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, Stock Appreciation Rights (“SARs”), restricted stock, or restricted stock units. As of December 31, 2015, the Company had not elected to treat any exercised options as employer SARs and no employee SARs had been granted.

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding – January 1, 2015	1,368,880
Granted	269,660
Vested	(302,668)
Forfeited	(22,322)
Outstanding – December 31, 2015	1,313,550

The Compensation Committee of the Company’s Board of Directors granted restricted stock units under the 2005 Plan during the years ended December 31, 2015, 2014, and 2013 as follows:

k

		Weighted-Average
		Grant Date
	Units	Fair Value
2015	269,660	$35.50
2014	232,450	$40.19
2013	313,550	$27.71

The fair value of restricted stock awards that vested in 2015, 2014, and 2013 was $9.8 million, $9.4 million, and $1.8 million, respectively. Unrecognized compensation cost related to restricted stock awards outstanding as of December 31, 2015 was $17.1 million, which is expected to be recognized over a weighted‑average period of approximately two years.

Stock Options

As of December 31, 2013, the Company had 35,730 outstanding stock options, which had a weighted average exercise price of $29.10. Of the stock options outstanding at December 31, 2013, 35,530 were exercised at a weighted average exercise price of $29.10, and 200 were forfeited as of the January 31, 2014 expiration date of the stock options. The Company had no outstanding stock options as of December 31, 2014 or 2015.

The following table summarizes additional activity related to the Company’s stock option program for the years ended December 31:

	2015	2014	2013
	(in thousands)
Intrinsic value of options exercised	$—	$169	$330
Cash proceeds of options exercised	$—	$1,136	$2,785
Tax benefit of options exercised	$—	$22	$109

NOTE L – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

	2015	2014	2013
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$44,854	$46,177	$15,811
Effect of unvested restricted stock awards	(450)	(2,300)	(720)
Adjusted net income	$44,404	$43,877	$15,091
Denominator:
Weighted-average shares	26,013,716	25,993,255	25,714,205
Earnings per common share	$1.71	$1.69	$0.59
Diluted
Numerator:
Net income	$44,854	$46,177	$15,811
Effect of unvested restricted stock awards	(443)	(2,300)	(720)
Adjusted net income	$44,411	$43,877	$15,091
Denominator:
Weighted-average shares	26,013,716	25,993,255	25,714,205
Effect of dilutive securities	516,411	357	—
Adjusted weighted-average shares and assumed conversions	26,530,127	25,993,612	25,714,205
Earnings per common share	$1.67	$1.69	$0.59

Under the two‑class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock units that receive dividends, which are considered participating securities. Beginning with 2015 grants, the restricted stock unit agreements were modified to remove dividend rights and, therefore, the restricted stock units granted in 2015 are not participating securities. For the year ended December 31, 2015, 2014, and 2013 outstanding stock awards of 0.2 million, 0.7 million, and 0.8 million, respectively, were not included in the diluted earnings per share calculations because their inclusion would have the effect of increasing the earnings per share.

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

The following table reflects reportable operating segment information for the years ended December 31:

	2015	2014	2013
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$1,918,450	$1,930,990	$1,761,716
Premium Logistics (Panther)	300,368	316,668	246,849
Transportation Management (ABF Logistics)	203,529	152,632	105,223
Emergency & Preventative Maintenance (FleetNet)	174,952	158,581	137,546
Household Goods Moving Services (ABF Moving)	119,252	94,628	82,169
Other and eliminations	(49,646)	(40,806)	(33,954)
Total consolidated revenues	$2,666,905	$2,612,693	$2,299,549
OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$1,174,357	$1,121,177	$1,075,259
Fuel, supplies, and expenses	307,348	360,850	332,433
Operating taxes and licenses	48,992	46,955	43,865
Insurance	28,847	24,960	21,823
Communications and utilities	16,129	15,398	15,027
Depreciation and amortization	74,765	68,752	72,971
Rents and purchased transportation	197,073	229,443	180,689
Gain on sale of property and equipment	(1,734)	(1,471)	(576)
Pension settlement expense(1)	2,404	5,309	1,831
Other	7,833	9,524	8,361
Total Freight Transportation (ABF Freight)	1,856,014	1,880,897	1,751,683
Premium Logistics (Panther)
Purchased transportation	220,994	235,006	188,561
Depreciation and amortization	11,436	11,362	10,516
Salaries, benefits, insurance, and other	57,140	54,660	40,816
Total Premium Logistics (Panther)	289,570	301,028	239,893

Transportation Management (ABF Logistics)	197,668	148,797	102,250
Emergency & Preventative Maintenance (FleetNet)	171,998	155,459	134,272
Household Goods Moving Services (ABF Moving)	114,416	91,449	80,319
Other and eliminations(1)	(38,257)	(34,176)	(27,938)
Total consolidated operating expenses(1)	$2,591,409	$2,543,454	$2,280,479
OPERATING INCOME
Freight Transportation (ABF Freight)	$62,436	$50,093	$10,033
Premium Logistics (Panther)	10,798	15,640	6,956
Transportation Management (ABF Logistics)	5,861	3,835	2,973
Emergency & Preventative Maintenance (FleetNet)	2,954	3,122	3,274
Household Goods Moving Services (ABF Moving)	4,836	3,179	1,850
Other and eliminations	(11,389)	(6,630)	(6,016)
Total consolidated operating income	$75,496	$69,239	$19,070
OTHER INCOME (COSTS)
Interest and dividend income	$1,284	$851	$681
Interest and other related financing costs	(4,400)	(3,190)	(4,183)
Other, net(2)	354	3,712	3,893
Total other income (costs)	(2,762)	1,373	391
INCOME BEFORE INCOME TAXES	$72,734	$70,612	$19,461

(1)

Pension settlement expense totaled $3.2 million (pre‑tax) on a consolidated basis for the year ended December 31, 2015, of which $2.4 million was reported by ABF Freight, $0.7 million was reported in Other and eliminations, and $0.1 million was reported by asset‑light logistics segments. Pension settlement expense totaled $6.6 million (pre‑tax) on a consolidated basis for the year ended December 31, 2014, of which $5.3 million was reported by ABF Freight, $1.1 million was reported in Other and eliminations, and $0.2 million was reported by asset‑light logistics segments. Pension settlement expense totaled $2.1 million (pre‑tax) for the year ended December 31, 2013, of which $1.8 million was reported by ABF Freight and $0.3 million was reported in Other and eliminations.

(2)	Includes changes in cash surrender value and proceeds of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	For the year ended December 31
	2015	2014	2013
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$1,295,197	$1,231,783	$1,166,185
Rents, purchased transportation, and other costs of services	780,428	759,252	598,604
Fuel, supplies, and expenses	300,370	353,385	321,887
Depreciation and amortization(1)	93,042	86,222	88,389
Other	122,372	112,812	105,414
	$2,591,409	$2,543,454	$2,280,479

(1)	Includes amortization of intangible assets.

The following table provides asset, capital expenditure, and depreciation and amortization information by reportable operating segment:

	December 31
	2015	2014	2013
	(in thousands)
ASSETS
Freight Transportation (ABF Freight)	$694,059	$621,734	$530,678
Premium Logistics (Panther)	216,075	218,135	216,747
Transportation Management (ABF Logistics)	75,023	37,571	27,836
Emergency & Preventative Maintenance (FleetNet)	21,958	23,532	21,517
Household Goods Moving Services (ABF Moving)	28,547	22,276	20,941
Other and eliminations(1)	227,247	204,374	199,607
	$1,262,909	$1,127,622	$1,017,326

	For the year ended December 31
	2015	2014	2013
	(in thousands)
CAPITAL EXPENDITURES, GROSS
Freight Transportation (ABF Freight)(2)	$122,542	$78,766	$11,091
Premium Logistics (Panther)	23,275	6,414	3,854
Transportation Management (ABF Logistics)	241	158	286
Emergency & Preventative Maintenance (FleetNet)	1,007	550	1,314
Household Goods Moving Services (ABF Moving)	703	424	493
Other and eliminations	11,249	4,496	9,367
	$159,017	$90,808	$26,405

	For the year ended December 31
	2015	2014	2013
	(in thousands)
DEPRECIATION AND AMORTIZATION EXPENSE(1)
Freight Transportation (ABF Freight)	$74,765	$68,752	$72,971
Premium Logistics (Panther)(3)	11,436	11,362	10,516
Transportation Management (ABF Logistics)(4)	1,138	1,006	640
Emergency & Preventative Maintenance (FleetNet)(5)	1,119	961	540
Household Goods Moving Services (ABF Moving)	1,186	1,384	1,247
Other and eliminations	3,398	2,757	2,475
	$93,042	$86,222	$88,389

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

(2)	Includes assets acquired through notes payable and capital leases of $80.6 million in 2015, $55.3 million in 2014, and less than $0.1 million in 2013.
(3)	Includes amortization of intangibles of $3.6 million, $4.2 million, and $4.2 million in 2015, 2014, and 2013, respectively.
(4)	Includes amortization of intangibles which totaled $0.1 million in 2015.
(5)	Includes amortization of intangibles which totaled $0.3 million and $0.2 million in 2015 and 2014, respectively.

NOTE N – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The tables below present unaudited quarterly financial information for 2015 and 2014:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$613,276	$696,115	$709,380	$648,134
Operating expenses	611,996	662,649	675,942	640,822
Operating income	1,280	33,466	33,438	7,312
Other income (costs), net	(368)	(557)	(1,392)	(445)
Income tax provision	167	12,942	12,892	1,878

Net income	$745	$19,967	$19,154	$4,989

Earnings per common share(1)
Basic	$0.03	$0.76	$0.73	$0.19
Diluted	$0.03	$0.74	$0.72	$0.19

Average common shares outstanding
Basic	26,051,038	26,021,874	26,009,344	25,936,709
Diluted	26,588,518	26,593,451	26,508,482	26,415,839

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except share and per share data)
Revenues	$577,904	$658,646	$711,295	$664,848
Operating expenses	586,606	631,694	678,354	646,799
Operating income (loss)	(8,702)	26,952	32,941	18,049
Other income (costs), net	(253)	419	(385)	1,591
Income tax provision (benefit)	(3,762)	10,163	12,938	5,097

Net income (loss)	$(5,193)	$17,208	$19,618	$14,543

Earnings (loss) per common share(1)
Basic	$(0.20)	$0.63	$0.72	$0.53
Diluted	$(0.20)	$0.63	$0.72	$0.53

Average common shares outstanding
Basic	25,876,928	26,005,105	26,054,678	26,073,256
Diluted	25,876,928	26,005,105	26,054,678	26,073,256

(1)	The Company uses the two class method for calculating earnings per share. See Note L.

NOTE O – LEGAL PROCEEDINGS, ENVIRONMENTAL MATTERS, AND OTHER EVENTS

The Company is involved in various legal actions arising in the ordinary course of business. The Company maintains liability insurance against certain risks arising out of the normal course of its business, subject to certain self‑insured retention limits. The Company routinely establishes and reviews the adequacy of reserves for estimated legal, environmental, and self‑insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows; however, the Company is currently involved in an environmental compliance matter, as further described below, for which the outcome and related financial impact cannot be determined at this time.

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

The Company has received notices from the Environmental Protection Agency and others that it has been identified as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, or other federal or state environmental statutes, at several hazardous waste sites. After investigating the Company’s or its subsidiaries’ involvement in waste disposal or waste generation at such sites, the Company has either agreed to de minimis settlements or determined that its obligations, other than those specifically accrued with respect to such sites, would involve immaterial monetary liability, although there can be no assurance in this regard.

Certain ABF Freight branch facilities operate with stormwater permits under the federal Clean Water Act (the “CWA”). The stormwater permits require periodic monitoring and reporting of stormwater sampling results and establish maximum levels of certain contaminants that may be contained in such samples. ABF Freight received, in late March 2014, a sixty-day Notice of Intent to Sue under the provisions of the CWA from a citizens group alleging multiple violations since 2009 by ABF Freight of the requirements of a stormwater permit in force at the ABF Freight branch located in Kent, Washington. On July 6, 2014, the citizens group filed suit against ABF Freight in the United States District Court in Seattle, Washington seeking to collect fines and obtain injunctive relief for the alleged violations. ABF Freight resolved this matter for an amount less than $0.2 million prior to December 31, 2015.

ABF Freight received a similar Notice of Intent to Sue from another citizens group in December 2014 alleging CWA violations at its Brooklyn, New York branch. During the investigation of the allegations contained in the Notice of Intent to Sue, it was determined that the operations at the Brooklyn site were being conducted in a manner protected from stormwater and, as a result, the site qualified for exemption from the permitting requirements of the Clean Water Act under a procedure known as “no exposure certification” (“NEC”). In December 2014, ABF Freight made an NEC filing with the New York State Department of Environmental Conservation covering the Brooklyn facility. During first quarter 2015, the citizens group filed suit against ABF Freight in the United States District Court for the Eastern District of New York asserting the violations of the CWA that were identified in the Notice of Intent to Sue and contesting the validity of the NEC filing. It is not possible to assess potential damages or make an assessment of the probability of future losses at this time as discovery is in process. Therefore, no liability has been established at December 31, 2015 in connection with this matter.

At December 31, 2015 and 2014, the Company’s reserve, which was included in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.8 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

Legal Proceedings

Trademark Infringement

On December 23, 2014, Jaguar Land Rover Limited filed suit against Panther in the Northern District of Ohio under various causes of action, collectively falling under a trademark infringement claim. In January 2016, the parties reached an agreement whereby Panther agreed to make minor modifications to the Panther logo and, as a result, Jaguar dismissed the claim.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

An evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15 (f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted its evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our evaluation, we have concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The Company’s independent registered public accounting firm Ernst & Young LLP, who has also audited the Company’s consolidated financial statements, has issued a report on the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of ArcBest Corporation

We have audited ArcBest Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ArcBest Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ArcBest Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of ArcBest Corporation and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tulsa, Oklahoma

February 26, 2016

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Proposal I. Election of Directors,” “Directors of the Company,” “Governance of the Company,” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2016 are incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The sections entitled “2015 Director Compensation Table,” “Compensation Discussion & Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “2015 Option Exercises and Stock Vested,” “2015 Equity Compensation Plan Information,” “2015 Pension Benefits,” “2015 Non-Qualified Deferred Compensation” and “Potential Payments Upon Termination or Change in Control” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2016, are incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Principal Stockholders and Management Ownership” and “2015 Equity Compensation Plan Information” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2016, are incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions and Relationships” and “Governance of the Company” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2016, are incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections entitled “Independent Auditor’s Fees and Services” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” contained in the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s Annual Stockholders’ Meeting to be held April 26, 2016, are incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference.

(a)(2) Financial Statement Schedules

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ARCBEST CORPORATION

	Balances at	Additions						Balances at
	Beginning of	Charged to Costs		Charged to				End of
Description	Period	and Expenses		Other Accounts		Deductions		Period
	(in thousands)
Year Ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,731	$998		$(144)	(a)	$1,760	(b)	$4,825
Allowance for other accounts receivable	$1,701	$(672)	(c)	$—		$—		$1,029
Allowance for deferred tax assets	$332	$22		$—		$—		$354

Year Ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$4,533	$1,941		$2,363	(a)	$3,106	(b)	$5,731
Allowance for other accounts receivable	$1,422	$279	(c)	$—		$—		$1,701
Allowance for deferred tax assets	$1,028	$—		$—		$696	(d)	$332

Year Ended December 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts receivable and revenue adjustments	$5,249	$2,065		$39	(a)	$2,820	(b)	$4,533
Allowance for other accounts receivable	$1,334	$88	(c)	$—		$—		$1,422
Allowance for deferred tax assets	$2,511	$—		$—		$1,483	(e)	$1,028

Note a –	Change in allowance due to recoveries of amounts previously written off and adjustment of revenue.
Note b –	Uncollectible accounts written off.
Note c –	Charged / (credited) to workers’ compensation expense.
Note d –

Decrease in allowance due to elimination of the valuation allowance relating to foreign tax credit carryforwards expected to be realized based on increased profitability of the Company’s foreign entities in 2014 (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Note e –

Decrease in allowance due to changes in expectation of realization of certain state net operating losses and state deferred tax assets (see Note E to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

ARCBEST CORPORATION

Date:	February 26, 2016	By:	/s/Judy R. McReynolds
Judy R. McReynolds
President – Chief Executive Officer
and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert A. Young III	Chairman of the Board and Director	February 26, 2016
Robert A. Young III

/s/Judy R. McReynolds	Director, President – Chief Executive Officer	February 26, 2016
Judy R. McReynolds	and Principal Executive Officer

/s/ David R. Cobb	Vice President – Chief Financial Officer	February 26, 2016
David R. Cobb	and Principal Financial Officer

/s/ Traci L. Sowersby	Vice President – Controller	February 26, 2016
Traci L. Sowersby	and Principal Accounting Officer

/s/John W. Alden	Director	February 26, 2016
John W. Alden

/s/Fred A. Allardyce	Director	February 26, 2016
Fred A. Allardyce

/s/Stephen E. Gorman	Director	February 26, 2016
Stephen E. Gorman

/s/William M. Legg	Director	February 26, 2016
William M. Legg

/s/Kathleen D. McElligott	Director	February 26, 2016
Kathleen D. McElligott

/s/John H. Morris	Director	February 26, 2016
John H. Morris

/s/Craig E. Philip	Director	February 26, 2016
Craig E. Philip

/s/Steven L. Spinner	Director	February 26, 2016
Steven L. Spinner

/s/Janice E. Stipp	Director	February 26, 2016
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

3.4

Fourth Amended and Restated Bylaws of the Company dated as of January 27, 2016 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 2, 2016, Commission File No. 000-19969, and incorporated herein by reference).

3.5

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

10.2#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (for 2013 and 2014 awards) (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on February 28, 2013, Commission File No. 000-19969, and incorporated herein by reference).

10.3#

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature) (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.4#

Form of Restricted Stock Unit Award Agreement (Employees) (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

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

10.17#*	Second Amendment to the Arkansas Best Corporation Executive Officer Annual Incentive Compensation Plan.
10.18#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012, Commission File No. 000-19969, and incorporated herein by reference).

10.19#

The ABC 16b Annual Incentive Compensation Plan and form of award (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.20#

The ABC/DTC/ABF Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 9, 2014, Commission File No. 000-19969, and incorporated herein by reference).

10.21#

The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 8, 2015, Commission File No. 000-19969, and incorporated herein by reference).

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

10.23

Third Amendment to the Receivables Loan Agreement, dated as of January 2, 2015, among ABF Freight Funding LLC, ABF Freight System, Inc., and PNC Bank, National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 7, 2015, Commission File No. 000-19969, and incorporated herein by reference).

10.24

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

10.25

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

#Designates a compensation plan or arrangement for directors or executive officers.

*Filed herewith.

**Furnished herewith.