Form 10-Q
period 2016-03-31
ARCBEST CORP /DE/
filed 2016-05-09
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2016
Common Stock, $0.01 par value	25,736,721 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2016	2015
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$134,788	$164,973
Short-term investments	69,608	61,597
Restricted cash	1,385	1,384
Accounts receivable, less allowances (2016 – $4,399; 2015 – $4,825)	226,796	236,097
Other accounts receivable, less allowances (2016 – $1,085; 2015 – $1,029)	6,854	6,718
Prepaid expenses	24,725	20,801
Deferred income taxes	36,510	38,443
Prepaid and refundable income taxes	28,082	18,134
Other	5,012	3,936
TOTAL CURRENT ASSETS	533,760	552,083
PROPERTY, PLANT AND EQUIPMENT
Land and structures	280,510	273,839
Revenue equipment	700,078	699,844
Service, office, and other equipment	148,675	145,286
Software	130,318	127,010
Leasehold improvements	25,645	25,419
	1,285,226	1,271,398
Less allowances for depreciation and amortization	802,620	788,351
PROPERTY, PLANT AND EQUIPMENT, net	482,606	483,047
GOODWILL	96,577	96,465
INTANGIBLE ASSETS, net	76,300	76,787
OTHER ASSETS	55,988	54,527
TOTAL ASSETS	$1,245,231	$1,262,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$139,607	$130,869
Income taxes payable	—	91
Accrued expenses	176,918	188,727
Current portion of long-term debt	45,905	44,910
TOTAL CURRENT LIABILITIES	362,430	364,597
LONG-TERM DEBT, less current portion	157,485	167,599
PENSION AND POSTRETIREMENT LIABILITIES	56,603	51,241
OTHER LIABILITIES	12,206	12,689
DEFERRED INCOME TAXES	79,256	78,055
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2016: 27,950,867 shares; 2015: 27,938,319 shares	280	279
Additional paid-in capital	311,199	309,653
Retained earnings	368,636	376,827
Treasury stock, at cost, 2016: 2,214,146 shares; 2015: 2,080,187 shares	(73,137)	(70,535)
Accumulated other comprehensive loss	(29,727)	(27,496)
TOTAL STOCKHOLDERS’ EQUITY	577,251	588,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,245,231	$1,262,909

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2016	2015
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$621,455	$613,276

OPERATING EXPENSES	630,720	611,996

OPERATING INCOME (LOSS)	(9,265)	1,280

OTHER INCOME (COSTS)
Interest and dividend income	401	234
Interest and other related financing costs	(1,247)	(1,002)
Other, net	366	400
TOTAL OTHER INCOME (COSTS)	(480)	(368)

INCOME (LOSS) BEFORE INCOME TAXES	(9,745)	912

INCOME TAX PROVISION (BENEFIT)	(3,642)	167

NET INCOME (LOSS)	$(6,103)	$745

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.24)	$0.03
Diluted	$(0.24)	$0.03

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,822,522	26,051,038
Diluted	25,822,522	26,588,518

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.06

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2016	2015
	(Unaudited)
	(in thousands)
NET INCOME (LOSS)	$(6,103)	$745

OTHER COMPREHENSIVE LOSS, net of tax

Pension and other postretirement benefit plans:
Net actuarial loss, net of tax of: (2016 – $2,230; 2015 – $1,166)	(3,504)	(1,831)
Pension settlement expense, net of tax of: (2016 – $350; 2015 – $435)	550	684
Amortization of unrecognized net periodic benefit costs, net of tax of: (2016 – $437; 2015 – $400)
Net actuarial loss	714	656
Prior service credit	(29)	(29)

Interest rate swap and foreign currency translation:
Change in unrealized loss on interest rate swap, net of tax of: (2016 – $353; 2015 – $235)	(546)	(364)
Change in foreign currency translation, net of tax of: (2016 – $371; 2015 – $187)	584	(295)

OTHER COMPREHENSIVE LOSS, net of tax	(2,231)	(1,179)

TOTAL COMPREHENSIVE LOSS	$(8,334)	$(434)

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728
Net loss				(6,103)				(6,103)
Other comprehensive loss, net of tax							(2,231)	(2,231)
Issuance of common stock under share-based compensation plans	13	1	1					2
Tax effect of share-based compensation plans			(164)					(164)
Share-based compensation expense			1,709					1,709
Purchase of treasury stock					134	(2,602)		(2,602)
Dividends declared on common stock				(2,088)				(2,088)
Balance at March 31, 2016	27,951	$280	$311,199	$368,636	2,214	$(73,137)	$(29,727)	$577,251

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2016	2015
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(6,103)	$745
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,164	21,084
Amortization of intangibles	987	1,148
Pension settlement expense	900	1,119
Share-based compensation expense	1,709	1,647
Provision for losses on accounts receivable	82	312
Deferred income tax provision	5,212	1,507
Gain on sale of property and equipment	(311)	(310)
Changes in operating assets and liabilities:
Receivables	9,569	(902)
Prepaid expenses	(3,998)	(1,689)
Other assets	(2,954)	456
Income taxes	(10,211)	(2,426)
Accounts payable, accrued expenses, and other liabilities	(6,884)	(11,759)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,162	10,932

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(13,357)	(16,546)
Proceeds from sale of property and equipment	2,435	977
Purchases of short-term investments	(15,745)	—
Proceeds from sale of short-term investments	7,840	—
Business acquisitions, net of cash acquired	—	(5,170)
Capitalization of internally developed software	(2,668)	(2,087)
NET CASH USED IN INVESTING ACTIVITIES	(21,495)	(22,826)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	70,000
Borrowings under accounts receivable securitization program	—	35,000
Payments on long-term debt	(11,066)	(77,254)
Net change in book overdrafts	(5,095)	(2,005)
Net change in restricted cash	(1)	—
Deferred financing costs	—	(824)
Payment of common stock dividends	(2,088)	(1,584)
Purchases of treasury stock	(2,602)	(2,459)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(20,852)	20,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,185)	8,980
Cash and cash equivalents at beginning of period	164,973	157,042
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,788	$166,022

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$8,486	$163
Equipment financed	$1,947	$—

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

ABF Freight represented approximately 69% of the Company’s total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2016. As of March 2016, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, wage rate increases of 2% on July 1 in each of the next three years, 2014 through 2016, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable rules and regulations of the Securities and Exchange Commission (the “Commission”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements and, therefore, should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s 2015 Annual Report on Form 10-K and other current filings with the Commission. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included.

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

Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted guidance amending Accounting Standards Codification (“ASC”) Topic 835, Interest – Imputation of Interest,  issued by the Financial Accounting Standards Board (the “FASB”) addressing the presentation of debt issuance costs in the balance sheet. The Company’s debt issuance costs related to its revolving credit agreements continue to be presented as an asset, as permitted, and amortized over the term of the agreements within interest expense. The new guidance did not result in retrospective adjustments to the Company’s financial statements or disclosures.

During the first quarter 2016, the Company adopted amended ASC Topic 805, Business Combinations, issued by the FASB. The amendment eliminated the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively and instead recognize measurement-period adjustments during the period in which it determines the amount of the adjustments, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The amendment was prospectively adopted and did not result in significant adjustments to financial statements or disclosure presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. In July 2015, the FASB announced its decision to defer the effective date of the new standard for one year, making the standard effective for the Company on January 1, 2018. The Company is evaluating the impact of the new standard on the consolidated financial statements.

In February 2016, the FASB issued an accounting pronouncement creating ASC Topic 842, Leases. The amendment is effective for the Company beginning January 1, 2019. The update will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. The Company is evaluating the impact of the new standard on the consolidated financial statements.

In March 2016, the FASB issued an accounting standard update to amend ASC Topic 718, Compensation – Stock Compensation. The update simplifies the accounting for share-based compensation, which will require the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and will allow employers to make a policy election to account for forfeitures as they occur. The amendment is effective for the Company beginning January 1, 2017. The Company is currently assessing the impact this update will have on the Company’s financial statements or disclosures.

Management believes that there is no other new accounting guidance issued but not yet effective that is relevant to the Company’s current financial statements. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on the Company’s financial statement disclosures, including changes in disclosure requirements for defined benefit plans.

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	March 31	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$87,820	$110,279
Variable rate demand notes(1)(2)	19,863	29,790
Money market funds(3)	27,105	24,904
Total cash and cash equivalents	$134,788	$164,973

Short-term investments
Certificates of deposit(1)	$69,608	$61,597

Restricted cash(4)
Cash deposits(1)	$1,385	$1,384

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. Cash and cash equivalents totaling $55.3 million and $69.9 million were not FDIC insured at March 31, 2016 and December 31, 2015, respectively.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	March 31		December 31
	2016		2015
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	35,000	35,000	35,000	35,000
Notes payable(3)	97,626	97,224	106,703	106,495
	$202,626	$202,224	$211,703	$211,495

(1)

The revolving credit facility (the “Credit Facility”) under the Company’s Amended and Restated Credit Agreement carries a variable interest rate based on LIBOR, plus a margin. The Credit Facility is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(2)

Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. Borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(3)

Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	March 31	December 31
	2016	2015
	(in thousands)
Assets:
Money market funds(1)(3)	$27,105	$24,904
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,038	2,127
	$29,143	$27,031
Liabilities:
Interest rate swap(4)	$1,796	$897

(1)	Included in cash and cash equivalents.
(2)

Nonqualified deferred compensation plan investments consist of U.S. and international equity mutual funds, government and corporate bond mutual funds, and money market funds which are held in a trust with a third-party brokerage firm. Quoted market prices are used to determine fair values of the investments which are included in other long-term assets, with a corresponding liability reported in other long-term liabilities.

(3)	Fair value measured using quoted prices of identical assets in active markets (Level 1 of the fair value hierarchy).
(4)

Included in other long-term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves (Level 2 of the fair value hierarchy) adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty (Level 3 of the fair value hierarchy). The Company assessed Level 3 inputs as insignificant to the valuation at March 31, 2016 and December 31, 2015 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF	ABF
	Total	Panther	Moving	Logistics	FleetNet
.	(in thousands)
Balances at December 31, 2015	$96,465	$71,096	$5,352	$19,387	$630
Purchase accounting adjustments	112	—	—	112	—
Balances at March 31, 2016	$96,577	$71,096	$5,352	$19,499	$630

Intangible assets consisted of the following:

		March 31, 2016			December 31, 2015
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$12,280	$40,441	$52,221	$11,331	$40,890
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	8	1,032	295	737	1,032	257	775
	13	56,953	15,775	41,178	56,453	14,788	41,665
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$92,075	$15,775	$76,300	$91,575	$14,788	$76,787

Amortization expense on intangible assets totaled $1.0 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to be approximately $4.0 million per year for the years ended December 31, 2016 through 2020.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax benefit rate for the three months ended March 31, 2016 was 37.4%. The effective tax rate for the three months ended March 31, 2015 was 18.3%. The tax rate for the first three months of 2015 reflects a benefit of 20.9% from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states.

In addition to the adjustment to deferred tax liabilities for state tax rate changes in the first three months of 2015, the difference between the Company’s effective tax rate and the federal statutory rate for the three months ended March 31, 2015 and 2016, primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. The first three months of 2016 were also impacted by the alternative fuel tax credit.

As of March 31, 2016, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at March 31, 2016 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid federal, state, and foreign income taxes of $1.6 million and $1.1 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the Company received refunds of $0.7 million and $0.1 million, respectively, of federal and state income taxes that were paid in prior years.

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

	March 31	December 31
	2016	2015
	(in thousands)
Credit Facility (interest rate of 1.7% at March 31, 2016)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 1.3% at March 31, 2016)	35,000	35,000
Notes payable (weighted-average interest rate of 1.9% at March 31, 2016)	97,626	106,703
Capital lease obligations (weighted-average interest rate of 5.8% at March 31, 2016)	764	806
	203,390	212,509
Less current portion	45,905	44,910
Long-term debt, less current portion	$157,485	$167,599

Scheduled maturities of long-term debt obligations as of March 31, 2016 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$49,216	$1,294	$496	$47,212	$214
Due after one year through two years	73,929	1,455	35,428	36,825	221
Due after two years through three years	17,622	1,623	—	15,772	227
Due after three years through four years	71,589	71,339	—	56	194
Due after four years through five years	—	—	—	—	—
Total payments	212,356	75,711	35,924	99,865	856
Less amounts representing interest	8,966	5,711	924	2,239	92
Long-term debt	$203,390	$70,000	$35,000	$97,626	$764

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	March 31	December 31
	2016	2015
	(in thousands)
Revenue equipment	$138,551	$136,698
Land and structures (terminals)	1,794	1,794
Total assets securing notes payable or held under capital leases	140,345	138,492
Less accumulated depreciation and amortization(1)	32,317	25,120
Net assets securing notes payable or held under capital leases	$108,028	$113,372

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate the Company’s credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced a $70.0 million term loan, which was outstanding under the credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at March 31, 2016.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of March 31, 2016. The fair value of the interest rate swap of $1.8 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive income, net of tax, in stockholders’ equity, and the change in the unrealized loss on the interest rate swap for the three months ended March 31, 2016 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at March 31, 2016.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program until January 2, 2018. On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of March 31, 2016, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of March 31, 2016.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2016, standby letters of credit of $19.9 million have been issued under the program, which reduced the available borrowing capacity to $45.1 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2016, the Company had letters of credit outstanding of $21.9 million (including $19.9 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of March 31, 2016, surety bonds outstanding related to the self-insurance program totaled $44.7 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $1.9 million of revenue equipment during the three months ended March 31, 2016. The Company has financed revenue equipment, real estate, and certain other equipment through capital lease agreements, but did not enter into such agreements in the three months ended March 31, 2016.

ABF Freight financed the purchase of an additional $9.3 million of revenue equipment through promissory note arrangements during April 2016.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended March 31
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Service cost	$—	$—	$—	$—	$107	$101
Interest cost	1,305	1,320	32	31	254	228
Expected return on plan assets	(1,946)	(2,402)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(47)	(47)
Pension settlement expense	900	1,119	—	—	—	—
Amortization of net actuarial loss(1)	955	821	38	40	176	213
Net periodic benefit cost	$1,214	$858	$70	$71	$490	$495

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

The Company recognized pension settlement expense as a component of net periodic benefit cost for the three months ended March 31, 2016 and 2015 of $0.9 million (pre-tax), or $0.6 million (after-tax), and $1.1 million (pre-tax), or $0.7 million (after-tax), respectively, related to lump-sum distributions which amounted to $4.5 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2016.

The following table discloses the changes in the projected benefit obligation (the “PBO”) and plan assets of the nonunion defined benefit pension plan for the three months ended March 31, 2016:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2015	$159,607
Interest cost	1,305
Actuarial loss(1)	5,723
Benefits paid	(4,590)
Benefit obligations at March 31, 2016	162,045
Change in plan assets
Fair value of plan assets at December 31, 2015	136,917
Actual return on plan assets	1,935
Benefits paid	(4,590)
Fair value of plan assets at March 31, 2016	134,262
Funded status at March 31, 2016(2)	$(27,783)
Accumulated benefit obligation	$162,045

(1)

Actuarial loss from remeasurement upon settlement was primarily impacted by the change in the discount rate since the previous remeasurement date. The discount rate used to remeasure the PBO upon settlement at March 31, 2016 was 3.0% compared to a rate of 3.5% as of December 31, 2015 measurement date.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at March 31, 2016.

Based upon current actuarial information, the Company does not have a minimum contribution requirement to its nonunion defined benefit pension plan for 2016; however, depending on relevant factors, the Company could make contributions to the nonunion pension plan during 2016. The plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 92.3% as of the January 1, 2016 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

The 25 multiemployer pension plans to which ABF Freight contributes vary greatly in size and in funded status. ABF Freight’s contribution obligations to these plans are specified in the ABF NMFA, which was implemented on November 3, 2013 and will remain in effect through March 31, 2018. The funding obligations to the pension plans are intended to satisfy the requirements imposed by the Pension Protection Act of 2006 (the “PPA”), which was permanently extended by the Multiemployer Pension Reform Act (the “Reform Act”) included in the Consolidated and Further Continuing Appropriations Act of 2015. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury”) for the reduction of certain accrued benefits. Any actions taken by trustees of multiemployer pension plans under the Reform Act to improve funding will not reduce benefit rates ABF Freight is obligated to pay under the ABF NMFA. Through the term of its current collective bargaining agreement, ABF Freight’s contribution obligations generally will be satisfied by making the specified contributions when due. However, the Company cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for its contractual employees. If ABF Freight was to completely withdraw from certain multiemployer pension plans, under current law, the Company would have material liabilities for its share of the unfunded vested liabilities of each such plan.

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). As set forth in information provided by the Central States Pension Plan’s actuarial status certification, the funded percentage of the plan is projected to be 46.9% as of January 1, 2016, and the plan was classified in critical and declining status, as defined by the Reform Act. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

In September 2015, the Central States Pension Plan filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which includes benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected to occur. The proposed benefit reductions in the pension rescue plan, which are subject to various requirements and restrictions, vary depending on participants’ age, retirement status, years of credited service, and whether the participants’ current or former employer that withdrew from the multiemployer pension plan either failed to pay their full employer withdrawal obligations or paid their full employer withdrawal liability but guaranteed protection of the participants’ benefits. The Treasury denied the Central States Pension Plan’s proposed rescue plan on May 6, 2016. The Company believes the Central States Pension Plan will evaluate their next steps which could include modification of their proposal and possible resubmission. As previously disclosed, the implementation of the rescue plan sought by the Central States Pension Plan would not reduce the hourly contribution rates ABF Freight is obligated to pay under the ABF NMFA; likewise, the rejection of the application by the Treasury will not affect such rates.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2015 Annual Report on Form 10-K. ABF Freight has not received any notification of plan reorganization or plan insolvency other than those disclosed in the Company’s 2015 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	March 31	December 31
	2016	2015
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(38,943)	$(35,231)
Interest rate swap	(1,796)	(897)
Foreign currency translation	(1,424)	(2,379)
Total	$(42,163)	$(38,507)

After-tax amounts:
Unrecognized net periodic benefit costs	$(27,766)	$(25,497)
Interest rate swap	(1,091)	(545)
Foreign currency translation	(870)	(1,454)
Total	$(29,727)	$(27,496)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2016 and 2015:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive loss before reclassifications	(3,466)	(3,504)	(546)	584
Amounts reclassified from accumulated other comprehensive loss	1,235	1,235	—	—
Net current-period other comprehensive loss	(2,231)	(2,269)	(546)	584

Balances at March 31, 2016	$(29,727)	$(27,766)	$(1,091)	$(870)

Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

Other comprehensive loss before reclassifications	(2,490)	(1,831)	(364)	(295)
Amounts reclassified from accumulated other comprehensive loss	1,311	1,311	—	—
Net current-period other comprehensive loss	(1,179)	(520)	(364)	(295)

Balances at March 31, 2015	$(24,658)	$(22,907)	$(714)	$(1,037)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

Unrecognized Net Periodic Benefit Costs (1)(2)

	Three Months Ended March 31
	2016	2015
	(in thousands)
Amortization of net actuarial loss	$(1,169)	$(1,074)
Amortization of prior service credit	47	47
Pension settlement expense	(900)	(1,119)
Total, pre-tax	(2,022)	(2,146)
Tax benefit	787	835
Total, net of tax	$(1,235)	$(1,311)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic pension cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2016		2015
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,088	$0.06	$1,584

On April 26, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 10, 2016 payable on May 24, 2016.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases of the Company’s common stock. As of December 31, 2015, the Company had $47.2 million remaining under the program for repurchases of its common stock. During the three months ended March 31, 2016, the Company purchased 133,959 shares for an aggregate cost of $2.6 million, leaving $44.6 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of March 31, 2016, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding – January 1, 2016	1,313,550
Granted	17,500
Vested	(19,150)
Forfeited	(2,000)
Outstanding – March 31, 2016	1,309,900

The RSUs granted during the period had a weighted-average grant date fair value of $17.55 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2016	2015
	(in thousands, except share and per share data)
Basic
Numerator:
Net income (loss)	$(6,103)	$745
Effect of unvested restricted stock awards	(18)	(19)
Adjusted net income (loss)	$(6,121)	$726
Denominator:
Weighted-average shares	25,822,522	26,051,038
Earnings (loss) per common share	$(0.24)	$0.03

Diluted
Numerator:
Net income (loss)	$(6,103)	$745
Effect of unvested restricted stock awards	(18)	(19)
Adjusted net income (loss)	$(6,121)	$726
Denominator:
Weighted-average shares	25,822,522	26,051,038
Effect of dilutive securities	—	537,480
Adjusted weighted-average shares and assumed conversions	25,822,522	26,588,518
Earnings (loss) per common share	$(0.24)	$0.03

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities.

Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted in 2015 and 2016 are not participating securities. For the three months ended March 31, 2016, outstanding stock awards of 0.9 million were not included in the diluted loss per share calculation because their inclusion would have the effect of decreasing the loss per share. For the three months ended March 31, 2015, outstanding stock awards of 0.1 million were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share.

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

ABF Freight is impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results. Earnings of the ABF Freight segment are adversely affected by the impact of inclement weather conditions on freight shipments and operating costs. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly tonnage levels.

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

The industries and markets served by ABF Logistics are impacted by seasonal fluctuations which affect tonnage and shipment levels and, consequently, revenues and operating results of the segment. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may impact quarterly business levels. However, seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment, including acquisitions.

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

Operating results for ABF Moving are impacted by the state of the national economy, including housing, unemployment, and mobility of U.S. residents, as well as decisions made by the U.S. military which affect personnel moves. Operations of the segment are also impacted by seasonal fluctuations, resulting in higher business levels in the second and third quarters as the demand for moving services is typically higher in the summer months.

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

The following tables reflect reportable operating segment information:

	Three Months Ended
	March 31
	2016	2015
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$439,508	$441,207
Premium Logistics (Panther)	66,078	75,292
Transportation Management (ABF Logistics)	66,947	47,372
Emergency & Preventative Maintenance (FleetNet)	43,564	42,489
Household Goods Moving Services (ABF Moving)	18,144	18,568
Other and eliminations	(12,786)	(11,652)
Total consolidated revenues	$621,455	$613,276

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$296,607	$278,371
Fuel, supplies, and expenses	66,689	79,026
Operating taxes and licenses	11,980	11,996
Insurance	6,466	5,785
Communications and utilities	4,372	3,985
Depreciation and amortization	20,392	17,400
Rents and purchased transportation	39,696	41,844
Gain on sale of property and equipment	(172)	(244)
Pension settlement expense(1)	677	840
Other	1,800	2,161
Total Freight Transportation (ABF Freight)	448,507	441,164

Premium Logistics (Panther)
Purchased transportation	48,851	56,044
Depreciation and amortization	2,837	2,924
Salaries, benefits, insurance, and other	14,134	15,129
Total Premium Logistics (Panther)	65,822	74,097

Transportation Management (ABF Logistics)	66,281	46,597
Emergency & Preventative Maintenance (FleetNet)	42,580	41,319
Household Goods Moving Services (ABF Moving)	18,893	18,931
Other and eliminations(1)	(11,363)	(10,112)
Total consolidated operating expenses(1)	$630,720	$611,996

(1)

Pre-tax pension settlement expense totaled $0.9 million and $1.1 million on a consolidated basis for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, pre-tax pension settlement expense of $0.7 million was reported by ABF Freight, $0.2 million was reported in Other and eliminations, and less than $0.1 million was reported by the asset-light logistics operating segments. For the three months ended March 31, 2015, pre-tax pension settlement expense of $0.8 million was reported by ABF Freight, $0.2 million was reported in Other and eliminations, and less than $0.1 million was reported by the asset-light logistics operating segments.

	Three Months Ended
	March 31
	2016	2015
	(in thousands)
OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$(8,999)	$43
Premium Logistics (Panther)	256	1,195
Transportation Management (ABF Logistics)	666	775
Emergency & Preventative Maintenance (FleetNet)	984	1,170
Household Goods Moving Services (ABF Moving)	(749)	(363)
Other and eliminations	(1,423)	(1,540)
Total consolidated operating income (loss)	$(9,265)	$1,280

OTHER INCOME (COSTS)
Interest and dividend income	401	234
Interest and other related financing costs	(1,247)	(1,002)
Other, net(2)	366	400
Total other costs	(480)	(368)
INCOME (LOSS) BEFORE INCOME TAXES	$(9,745)	$912

(2)	Includes changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended
	March 31
	2016	2015
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$329,469	$306,916
Rents, purchased transportation, and other costs of services	183,088	177,966
Fuel, supplies, and expenses	64,220	75,902
Depreciation and amortization(1)	25,151	22,232
Other	28,792	28,980
	$630,720	$611,996

(1)	Includes amortization of intangible assets.

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

Certain ABF Freight branch facilities operate with stormwater permits under the federal Clean Water Act (the “CWA”). The storm water permits require periodic monitoring and reporting of stormwater sampling results and establish maximum levels of certain contaminants that may be contained in such samples. A complaint was filed by Riverkeepers, Inc. in the United States District Court for the Eastern District of New York against ABF Freight on March 3, 2015.  Riverkeepers is a non-profit environmental organization who states that its mission is to safeguard the ecological and biological integrity of the Hudson River and its tributaries.  Under Section 505(a) (1) of the CWA any citizen may commence a civil action for unpermitted discharges into a waterway of the United States.  The parties reached a settlement during the first quarter of 2016.  Under the terms of the settlement, ABF Freight agreed to permit the site under the CWA and pay a settlement amount of less than $0.1 million.

At March 31, 2016 and December 31, 2015, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.8 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation® (the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and logistics solutions. Our principal operations are conducted through our Freight Transportation (ABF Freight®) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments are the following asset-light logistics (formerly referred to as “non-asset-based”) businesses: Premium Logistics (Panther); Transportation Management (ABF Logistics®); Emergency & Preventative Maintenance (FleetNet); and Household Goods Moving Services (ABF Moving®). (See additional segment description in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the principal factors affecting our results of operations, liquidity and capital resources, and critical accounting policies. This discussion should be read in conjunction with the accompanying quarterly unaudited consolidated financial statements and the related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015. Our 2015 Annual Report on Form 10-K includes additional information about significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties to which our financial and operating results are subject.

Results of Operations

Consolidated Results

	Three Months Ended
	March 31
	2016	2015
	(in thousands, except per share data)
REVENUES
Freight Transportation (ABF Freight)	$439,508	$441,207
Premium Logistics (Panther)	66,078	75,292
Transportation Management (ABF Logistics)	66,947	47,372
Emergency & Preventative Maintenance (FleetNet)	43,564	42,489
Household Goods Moving Services (ABF Moving)	18,144	18,568
Other and eliminations	(12,786)	(11,652)
Total consolidated operating revenues	$621,455	$613,276

OPERATING INCOME (LOSS)
Freight Transportation (ABF Freight)	$(8,999)	$43
Premium Logistics (Panther)	256	1,195
Transportation Management (ABF Logistics)	666	775
Emergency & Preventative Maintenance (FleetNet)	984	1,170
Household Goods Moving Services (ABF Moving)	(749)	(363)
Other and eliminations	(1,423)	(1,540)
Total consolidated operating income (loss)	$(9,265)	$1,280

NET INCOME (LOSS)	$(6,103)	$745

DILUTED EARNINGS (LOSS) PER SHARE	$(0.24)	$0.03

Our consolidated revenues, which totaled $621.5 million for the three-month period ended March 31, 2016, increased 1.3% compared to the same prior-year period. The year-over-year increase in consolidated revenues for 2016 reflects a 6.0% increase in revenues of our asset-light logistics operating segments, on a combined basis, offset, in part, by a 0.4% decrease in revenues of ABF Freight (asset-based business). Total asset-light logistics operating segments generated approximately 31% of total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2016.

Consolidated operating results for the three months ended March 31, 2016 declined compared to the same prior-year period. The consolidated operating income (loss), net income (loss), and per share amounts for the three months ended March 31, 2016 and 2015 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

Consolidated operating results were impacted by an increase in healthcare, workers’ compensation and third-party casualty claims costs for the three months ended March 31, 2016, compared to the same prior-year period. Consolidated nonunion healthcare claim costs increased $1.3 million, or 11.3%, and unfavorable experience in ABF Freight’s workers’ compensation and third-party casualty claims resulted in costs which were $2.9 million higher, as compared to the same prior-year period. The consolidated pension settlement charge related to the nonunion defined benefit pension plan was $0.9 million for the three months ended March 31, 2016 compared to $1.1 million for the same period of 2015. We expect to continue to recognize pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

For the three months ended March 31, 2016, the “Other and eliminations” line of operating income (loss) includes personnel and technology investments associated with improving the ArcBest experience for our customers and additional investments in enterprise solutions to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. This initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact. We estimate that costs associated with these initiatives and the related impact on the “Other and eliminations” costs in 2016 are expected to be approximately $3 million above 2015 levels with a majority of that increase in the second half of the year.

Net income (loss) and earnings (loss) per share were also impacted by the effective tax rate, as further described in the Income Taxes section of MD&A.

Consolidated Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

	Three Months Ended
	March 31
	2016	2015
	($ thousands)
CONSOLIDATED ADJUSTED EBITDA
Net income (loss)	$(6,103)	$745
Interest and other related financing costs	1,247	1,002
Income tax provision (benefit)	(3,642)	167
Depreciation and amortization	25,151	22,232
Amortization of share-based compensation	1,709	1,647
Amortization of net actuarial losses of benefit plans and pension settlement expense	2,069	2,193
	$20,431	$27,986

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

ABF Freight Segment Overview

ABF Freight’s operations are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in “Business” in Item 1 and “Risk Factors” in Item 1A of our 2015 Annual Report on Form 10‑K.

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

ABF Freight represented approximately 69% of our total revenues before other revenues and intercompany eliminations for the three months ended March 31, 2016. As of March 2016, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction effective on the November 3, 2013 implementation date, wage rate increases of 2% on July 1 in each of the next three years, 2014 through 2016, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% to 3.0% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating income may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first three months of 2016, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, which we have experienced since third quarter 2014, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight may, from time to time revise its standard fuel surcharge program which impacts 35% to 40% of ABF Freight’s shipments and primarily affects noncontractual customers. ABF Freight made such revisions to its fuel surcharge scale effective February 4, 2015, to better align the fuel surcharge rate at lower fuel prices, and effective February 1, 2016, to establish surcharge rates for fuel prices at the lower end of the scale and to adjust the upper end of the fuel surcharge scale to better align with expected fuel costs. Despite the revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s year-over-year revenue comparisons for the three months ended March 31, 2016 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Labor costs, including retirement and healthcare benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans (see Note F to our consolidated financial statements included in Part I, Item 1 of this

Quarterly Report on Form 10-Q), are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s total salaries, wages, and benefits, amounted to 67.5% of ABF Freight’s revenue for the three months ended March 31, 2016 compared to 63.1% for the same respective period of 2015. In addition to higher salaries, wages, and benefits expense, the year-over-year increase as a percentage of revenue for the first quarter of 2016 was influenced by the effect of lower fuel surcharges on ABF Freight’s revenues. Labor costs are discussed further in the ABF Freight Operating Segment Results section of Results of Operations.

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

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2015. Rate freezes for the annual contribution period which began August 1, 2015 impacted multiemployer pension plans to which ABF Freight made approximately 70% of its total multiemployer pension contributions for the year ended December 31, 2015.

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

In September 2015, the Central States Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which includes benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected to occur. The proposed benefit reductions in the pension rescue plan, which are subject to various requirements and restrictions, vary depending on participants’ age, retirement status, years of credited service, and whether the participants’ current or former employer that withdrew from the multiemployer pension plan either failed to pay their full employer withdrawal obligations or paid their full employer withdrawal liability but guaranteed protection of the participants’ benefits. The Treasury denied the Central States Pension Plan’s proposed rescue plan on May 6, 2016. The Company believes the Central States Pension Plan will evaluate their next steps which could include modification of their proposal and possible resubmission. As previously disclosed, the implementation of the rescue plan sought by the Central States Pension Plan would not reduce the hourly contribution rates ABF Freight is obligated to pay under the ABF NMFA; likewise, the rejection of the application by the Treasury will not affect such rates, which will remain in effect through March 31, 2018.

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

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating income (loss) as a percentage of revenue for ABF Freight:

	Three Months Ended
	March 31
	2016	2015
ABF Freight Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	67.5%	63.1%
Fuel, supplies, and expenses	15.2	17.9
Operating taxes and licenses	2.7	2.7
Insurance	1.5	1.3
Communications and utilities	1.0	0.9
Depreciation and amortization	4.6	3.9
Rents and purchased transportation	9.0	9.5
Pension settlement expense	0.2	0.2
Other	0.4	0.5
	102.1%	100.0%

ABF Freight Operating Income (Loss)	(2.1)%	—%

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended
	March 31
	2016	2015	% Change
Workdays	63.5	62.5
Billed revenue(1) per hundredweight, including fuel surcharges	$27.72	$28.06	(1.2)%
Pounds	1,588,943,977	1,578,662,286	0.7%
Pounds per day	25,022,740	25,258,597	(0.9)%
Shipments per day	19,470	19,021	2.4%
Shipments per DSY(2) hour	0.446	0.451	(1.1)%
Pounds per DSY(2) hour	573.06	599.31	(4.4)%
Pounds per shipment	1,285	1,328	(3.2)%
Pounds per mile(3)	19.73	19.64	0.5%

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

ABF Freight Revenues

ABF Freight’s revenues for the three months ended March 31, 2016 totaled $439.5 million compared to $441.2 million for the same period of 2015. ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 2.0% on a per-day basis for the three months ended March 31, 2016 compared to the same prior-year period, primarily reflecting a decrease in total billed revenue per hundredweight of 1.2% including fuel surcharge and a decrease in tonnage per day of 0.9%. The revenue per hundredweight decline was attributable to lower fuel surcharge revenues associated with decreased fuel prices. Current freight market conditions, which are being impacted by lower industrial-related manufacturing production and higher customer inventory levels, have contributed to ABF Freight’s first quarter 2016 tonnage decline. With the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments. As a result, ABF Freight’s average weight per shipment declined 3.2% for the three months ended March 31, 2016 compared to the same prior-year period, while daily shipment counts increased 2.4% during the 2016 period.

ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 4.95% effective October 5, 2015, although the rate changes vary by lane and shipment characteristics. For the three months ended March 31, 2016, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 3.7% compared to the same prior-year period.

The decrease in total billed revenue per hundredweight for the three months ended March 31, 2016, compared to the same period of 2015, reflects changes in profile and business mix, lower fuel surcharge revenue as discussed further in the Fuel section of the ABF Freight Segment Overview, and increased rate pressure on spot truckload shipments driven by the increased truckload capacity in the market. Compared to the same prior-year period, ABF Freight’s average nominal fuel surcharge rate for the three months ended March 31, 2016 dropped approximately 400 basis points from first quarter 2015 levels. Excluding fuel surcharges, average pricing on ABF Freight’s traditional LTL business for the three months ended March 31, 2016 had a percentage increase in the low-single digits when compared to the same prior-year period.

ABF Freight Revenues — April 2016

ABF Freight’s billed revenues for the month of April 2016 were approximately 5.5% lower than April 2015 on a per-day basis, reflecting a decline in average daily total tonnage of 5.3%, combined with a slight decrease in total billed revenue per hundredweight. The April 2016 decline in tonnage reflects continued soft freight markets, and the continued shift in handling fewer spot volume shipments during the 2016 period. April 2016 total shipments per day decreased approximately 2.0%, less than the rate of tonnage decline, resulting in a lower weight per shipment. While the pricing environment remains positive, lower fuel prices have resulted in lower fuel surcharge revenues in April 2016 compared to the same prior-year period. Total billed revenue per hundredweight for April 2016 increased approximately 1.0% to 1.5% over the March 2016 and first quarter 2016 measures. There can be no assurances that the current pricing trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

ABF Freight Operating Income

ABF Freight generated an operating loss of $9.0 million for the three months ended March 31, 2016, compared to a breakeven operating income for the same respective period of 2015. ABF Freight’s operating ratio for the first quarter of 2016 declined by 2.1 percentage points as compared to the same prior-year period. ABF Freight’s results for the three months ended March 31, 2016 were impacted by unfavorable experience in workers’ compensation and third-party casualty claims of $2.9 million along with higher nonunion pension and healthcare costs of approximately $1.0 million versus the same prior-year period. ABF Freight’s ability to further improve its operating ratio is impacted by: managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) in line with tonnage levels and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements. ABF Freight’s operating ratio was impacted by changes in operating expenses as discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses of the ABF Freight operating segment as salaries, wages, and benefits, amounted to 67.5% of ABF Freight’s revenue for the three-month period ended March 31, 2016 compared to 63.1% for the same respective period of 2015. Salaries, wages, and benefits costs increased $18.2 million, or 4.4% as a percentage of revenue, for the three months ended March 31, 2016 compared to the same prior-year period.  The increase as a percentage of revenue was influenced by the effect of lower fuel surcharges on ABF Freight’s revenues associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. As previously mentioned, salaries, wages, and benefits expenses were impacted by an increase in healthcare, workers’ compensation, and nonunion pension costs for the three months ended March 31, 2016, compared to the same prior-year period. The increase in labor costs reflects increased utilization in first quarter 2016 of ABF Freight road drivers versus purchased transportation, including rail, for which expenses declined compared to the prior-year periods. In addition, contractual wage and benefit rates paid to these road drivers were at higher levels as the ABF NMFA contractual wage rate increased 2.0% effective July 1, 2015 and the average health, welfare, and pension benefit rate increased approximately 3.7% effective primarily on August 1, 2015, which includes the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Segment Overview section of Results of Operations.

Although ABF Freight manages costs with business levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding tonnage levels are limited as ABF Freight strives to maintain customer service. ABF Freight believes that this service emphasis generates improved yields and business levels. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs. Shipments per DSY hour and pounds per DSY hour decreased 1.1% and 4.4%, respectively, for the three months ended March 31, 2016 as compared to the same prior-year quarter, reflecting reduced efficiency primarily in the street operations as ABF Freight focused on improving customer service during a period of lower tonnage. With the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments. This resulted in lower weight per shipment for the three months ended March 31, 2016, which also contributed to lower pounds per DSY hour.

Fuel, supplies, and expenses as a percentage of revenue decreased 2.7% for the three months ended March 31, 2016 compared to the same prior-year period, primarily due to a decrease in ABF Freight’s average fuel price per gallon (excluding taxes) of approximately 40% and improved fuel efficiency reflecting the recent replacement of tractors.

Depreciation and amortization as a percentage of revenue increased 0.7% for the three months ended March 31, 2016 compared to the same prior-year period due primarily to the timing of replacing road tractors and trailers and higher per unit costs. The 2016 capital expenditure plan reflects continuation of the accelerated replacement of revenue equipment and alignment with our long-term strategy to advance operational efficiencies. We expect that new equipment added in 2015 and 2016 will increase the dependability and consistency of service, improve fuel economy, and lower maintenance costs.

Rents and purchased transportation as a percentage of revenue decreased 0.5% for the three months ended March 31, 2016, compared to the same prior-year period. The decrease was primarily attributable to lower utilization of rail and lower fuel surcharges associated with purchased transportation services. Rental expense for revenue equipment also decreased for the three months ended March 31, 2016, compared to the same prior-year period, reflecting improved equipment management and tractor and trailer purchases made during 2015 and first quarter 2016.

Asset-Light Logistics Reportable Operating Segments

The operations of the Company’s asset-light logistics reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2015 Annual Report on Form 10-K. See descriptions of the asset-light logistics operating segments in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

We continue to focus on strategic investments in the development of our asset-light logistics operating segments, including the acquisitions of Smart Lines Transportation Group, LLC in January 2015 and Bear Transportation Services, L.P. (“Bear”) in December 2015. Our enterprise solutions group, which is a key component of our strategy to offer customers a single source of end-to-end logistics solutions, continues providing solutions designed to satisfy the daily complex supply chain and unique shipping requirements encountered by our customers. The investments we are making to grow our asset-light logistics businesses are part of management’s long-term strategy to ensure we are well equipped to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services.

For the three months ended March 31, 2016, the combined revenues of our asset-light logistics operating segments totaled $194.7 million, accounting for approximately 31% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $183.7 million, or approximately 29% of total revenues before other revenues and intercompany eliminations, for the respective period of 2015.

Premium Logistics (Panther)

Panther’s revenues totaled $66.1 million for the three months ended March 31, 2016 compared to $75.3 million for the same prior-year period. For the first quarter of 2016, Panther’s revenues reflect an increase in shipment levels which were more than offset by lower revenue per shipment, primarily due to increased truckload capacity in the spot market and changes in account mix which resulted in smaller sized-shipments and a shorter average length of haul. Panther generated operating income of $0.3 million for the three months ended March 31, 2016 compared to $1.2 million in the same prior-year period. The decrease in operating income for first quarter 2016 primarily reflects lower revenue levels. The operating income decline was also impacted by costs to manage the increased shipments.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $66.9 million for the three months ended March 31, 2016 compared to $47.4 million for the same prior-year period. The 41% increase in revenues during the three months ended March 31, 2016, primarily reflects revenues contributed by the December 2015 acquisition of Bear. Continued expansion of its customer base led to growth in organic brokerage shipment levels in first quarter 2016 over first quarter 2015. However, organic revenues were lower due to the impact on revenue per shipment of excess capacity in the spot truckload market and lower fuel prices. For the three months ended March 31, 2016, operating income totaled $0.7 million compared to $0.8 million for the same prior-year period, reflecting increased direct margins that were offset by higher operating costs associated with increased shipment levels and integration activities. As expected, the Bear acquisition generated incremental EBITDA during the first quarter 2016, but it was not accretive to operating profit. Integration efforts continue towards improving productivity and profitability.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $43.6 million for the three months ended March 31, 2016 compared to $42.5 million for the same prior-year period. The 2.5% revenue growth for the three months ended March 31, 2016 was driven primarily by an increase in service events from new customers. FleetNet’s operating income declined to $1.0 million for the three months ended March 31, 2016 from $1.2 million in the same prior-year period, primarily due to labor inefficiencies associated with new staff development.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $18.1 million for the three months ended March 31, 2016 compared to $18.6 million in the same prior-year period. The 2.3% revenue decline during the three months ended March 31, 2016 was primarily due to a decreased number of government shipments. ABF Moving’s first quarter 2016 operating loss increased to $0.7 million from $0.4 million in first quarter 2015 as a result of the lower revenue levels, while maintaining service levels during the seasonally slower period, and increased healthcare costs.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

As presented in the following table, on a combined basis, the asset-light logistics reportable operating segments generated $4.9 million of EBITDA for the three months ended March 31, 2016 and $6.6 million for the same respective period of 2015.

	Three Months Ended March 31
	2016			2015
	Operating	Depreciation		Operating	Depreciation
	Income	and		Income	and
	(Loss)(1)	Amortization	EBITDA	(Loss)(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$256	$2,837	$3,093	$1,195	$2,924	$4,119
Transportation Management (ABF Logistics)	666	424	1,090	775	284	1,059
Emergency & Preventative Maintenance (FleetNet)	984	287	1,271	1,170	283	1,453
Household Goods Moving Services (ABF Moving)	(749)	203	(546)	(363)	350	(13)
Total asset-light logistics operating segments	$1,157	$3,751	$4,908	$2,777	$3,841	$6,618

(1)

The calculation of EBITDA as presented in this table begins with operating income (loss), as other income (costs), income taxes, and net income (loss) are reported at the consolidated level and not included in the operating segment financial information evaluated by management to make operating decisions.

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

Seasonality

Our operations are impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for our services and, consequently, revenues and operating results. Freight shipments and operating costs of the ABF Freight and ABF Logistics segments can be adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels, while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels. Seasonal fluctuations are less apparent in the operating results of ABF Logistics than in the industry as a whole because of business growth in the segment, including acquisitions.

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

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that disrupt commercial vehicle operations.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will very likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. The pricing environment has been very competitive during recessionary and uncertain economic conditions and, although ABF Freight’s year-over-year base LTL pricing improved during the three months ended March 31, 2016, the lengthy process required to restore profitable pricing levels has limited ABF Freight’s ability to fully offset inflationary and contractual cost increases.

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

Current Economic Conditions

Given the economic conditions of recent years and the uncertainties regarding the potential impact on our business, there can be no assurance that our estimates and assumptions regarding the pricing environment and economic conditions, primarily for the ABF Freight and Panther operating segments, which are made for purposes of impairment tests related to operating assets and deferred tax assets, will prove to be accurate. In addition, Panther and ABF Logistics are evaluated as a separate reporting unit for the impairment assessment of goodwill and intangible assets. If our assumptions regarding forecasted cash flows and revenue and operating income growth rates are revised, it is possible that a goodwill impairment test may result in a material non-cash write-off of a significant portion of Panther’s and ABF Logistics’ goodwill and intangible assets, which would have an adverse effect on our financial condition and operating results.

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

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows; however, we are currently involved in an environmental compliance matter, as further described in Note K to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for which the outcome and related financial impact cannot be determined at this time.

Information Technology and Cybersecurity

We depend on the proper functioning and availability of our information systems, including communications and data processing systems, and proprietary software programs, that are integral to the efficient operation of our business. Cybersecurity attacks and cyber incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these systems or that result in confidential data being compromised could have a significant impact on our operations. We utilize certain software applications provided by third parties, or provide underlying data which is utilized by third parties who provide certain outsourced administrative functions, either of which may increase the risk of a cybersecurity incident. Our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management. However, it is not practicable to protect against the possibility of power loss, telecommunications failures, cybersecurity attacks, and other cyber events in every potential circumstance that may arise. To mitigate the potential for such occurrences at our corporate headquarters, we have implemented various systems, including redundant telecommunication facilities; replication of critical data to an offsite location; a fire suppression system to protect our on-site data center; and electrical power protection and generation facilities. We also have a catastrophic disaster recovery plan and alternate processing capability available for our critical data processes in the event of a catastrophe that renders our corporate headquarters unusable.

Our business interruption and cyber insurance would offset losses up to certain coverage limits in the event of a catastrophe or certain cyber incidents; however, losses arising from a catastrophe or significant cyber incident would likely exceed our insurance coverage and could have a material adverse impact on our results of operations and financial condition. Furthermore, a significant cyber incident, including denial of service, system failure, security breach, intentional or inadvertent acts by employees, disruption by malware, or other damage, could interrupt or delay our operations, damage our reputation, cause a loss of customers, cause errors or delays in financial reporting, expose us to a risk of loss or litigation, and/or cause us to incur significant time and expense to remedy such event. We have experienced incidents involving attempted denial of service, malware attacks, and other events intended to disrupt information systems, wrongfully obtain valuable information, or cause other types of malicious events that could have resulted in harm to our business. To date, the systems employed have been effective in identifying these types of events at a point when the impact on our business could be minimized. We have made and continue to make significant financial investments in technologies and processes to mitigate these risks. Management is not aware of any cybersecurity incident that has had a material effect on our operations, although there can be no assurances that a cyber incident that could have a material impact to our operations could not occur.

Liquidity and Capital Resources

Our primary sources of liquidity are unrestricted cash,  cash equivalents, and short-term investments, cash generated by operations, and borrowing capacity under our revolving credit facility or accounts receivable securitization program.

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	March 31	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents(1)	$134,788	$164,973
Short-term investments, primarily FDIC-insured certificates of deposit	69,608	61,597
Total unrestricted	204,396	226,570
Restricted cash(2)	1,385	1,384
Total(3)	$205,781	$227,954

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. Cash and cash equivalents totaling $55.3 million and $69.9 million were not FDIC insured  at  March 31, 2016 and December 31, 2015, respectively.

Unrestricted cash, cash equivalents, and short-term investments decreased $22.2 million from December 31, 2015 to March 31, 2016. During the three-month period ended March 31, 2016, cash provided by operations of $12.2 million and cash on hand was used to fund $10.9 million of capital expenditures net of proceeds from asset sales (and an additional $1.9 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $11.1 million of notes payable; purchase $2.6 million of treasury stock; pay $5.1 million of book overdrafts (representing checks issued that are later funded when cleared through banks); and pay dividends of $2.1 million on common stock. Cash provided by operating activities during the three months ended March 31, 2016 was $1.3 million above the same prior-year period.

Unrestricted cash, cash equivalents, and short-term investments increased $9.1 million from December 31, 2014 to March 31, 2015. During the three months ended March 31, 2015, $35.0 million borrowed under the accounts receivable securitization program (further described in the following Financing Arrangements section) and cash provided by operations of $10.9 million were used to fund $15.6 million of capital expenditures net of proceeds from asset sales; repay $7.3 million of notes payable; fund the acquisition of a privately-owned business for net cash consideration of $5.2 million; purchase $2.5 million of treasury stock; pay $2.0 million of book overdrafts; and pay dividends of $1.6 million on common stock.

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

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the agreement, in January 2015, we began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of March 31, 2016. The fair value of the interest rate swap liability of $1.8 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively.

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

Our accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of March 31, 2016, standby letters of credit of $19.9 million have been issued under the program, which reduced the available borrowing capacity to $45.1 million.

Letter of Credit Agreements and Surety Bond Programs

As of March 31, 2016, we had letters of credit outstanding of $21.9 million (including $19.9 million issued under the accounts receivable securitization program), of which $1.4 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of March 31, 2016, surety bonds outstanding related to our self-insurance program totaled $44.7 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $1.9 million of revenue equipment during the three months ended March 31, 2016. We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements; however, we did not enter into such agreements during the three months ended March 31, 2016.

During April 2016, ABF Freight financed the purchase of $9.3 million of revenue equipment through promissory note arrangements. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in the operations of ABF Freight and Panther, other equipment, certain construction costs associated with our new corporate headquarters facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of March 31, 2016. These purchase obligations totaled $153.9 million as of March 31, 2016, with $134.0 million estimated to be paid within the next year, and $19.9 million estimated to be paid in the following two-year period, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new corporate headquarters facility are included in our 2016 capital expenditure plan.

We have a contractual obligation to repay, in January 2018, the $35.0 million we borrowed on our accounts receivable securitization program in March 2015. Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $97.6 million as of March 31, 2016, a decrease of $9.1 million from December 31, 2015. The scheduled maturities of our long-term debt obligations as of March 31, 2016 are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We also have a contractual obligation for the fixed-rate interest payments on our interest rate swap agreement which are estimated to exceed the variable-rate interest payments under our Credit Facility by $1.8 million as of March 31, 2016.

There have been no other material changes in the contractual obligations disclosed in our 2015 Annual Report on Form 10‑K during the three months ended March 31, 2016.

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

Based upon current actuarial information, we do not have a minimum contribution requirement to our nonunion defined benefit pension plan for 2016; however, depending on relevant factors we could make contributions to the nonunion pension plan during 2016 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $205.8 million at March 31, 2016. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. The amendments to our credit agreement and our accounts receivable securitization program executed in January and February of 2015 have increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates of our financing facilities. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs for the foreseeable future.

Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition and other factors. On April 26, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of May 10, 2016 payable on May 24, 2016.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources.  During the three months ended March 31, 2016, we used cash on hand to purchase 133,959 shares of our common stock for an aggregate cost of $2.6 million, leaving $44.6 million available for repurchase under the current buy-back program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of March 31, 2016. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Receivable, less allowances

Accounts receivable, less allowances, decreased $9.3 million from December 31, 2015 to March 31, 2016, as the effect of increased business levels in March 2016 compared to December 2015 were offset by seasonally improved collections.

Accounts Payable

Accounts payable increased $8.7 million from December 31, 2015 to March 31, 2016, primarily due to accruals for property, plant and equipment received and the timing of payments.

Accrued Expenses

Accrued expenses decreased $11.8 million from December 31, 2015, primarily due to timing of a defined contribution plan payment during the first quarter of 2016.

Off-Balance Sheet Arrangements

At March 31, 2016, our off-balance sheet arrangements of $216.9 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for ABF Freight’s terminal facilities. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax benefit rate was 37.4% for the three months ended March 31, 2016, compared to an effective tax rate of 18.3% for the three months ended March 31, 2015. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%.  However, various factors may cause the full year 2016 tax rate to vary significantly from the statutory rate.

The effective tax rate for the first quarter of 2015 reflects benefits of 20.9% from reduced state deferred tax liabilities to reflect enactment of lower tax rates in some states. In addition to the adjustment to deferred tax liabilities for state tax rate changes in the first three months on 2015, the difference between the Company’s effective tax rate and the federal statutory rate for the three months ended March 31, 2015 and 2016, primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. The first three months of 2016 were also impacted by the alternative fuel tax credit.

At March 31, 2016, we had net deferred tax liabilities after valuation allowances of $42.7 million. Valuation allowances for deferred tax assets totaled $0.4 million at March 31, 2016 and $0.3 million at December 31, 2015. We evaluated the need for a valuation allowance for deferred tax assets at March 31, 2016 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of March 31, 2016, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the three months ended March 31, 2016, the loss determined under income tax law exceeded financial reporting loss.  For the three months ended March 31, 2015, financial reporting income exceeded the income determined under income tax law.

We made $1.6 million of state and foreign tax payments during the three months ended March 31, 2016 and received refunds of $0.7 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2015 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the three months ended March 31, 2016. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In February 2016, the FASB issued an accounting pronouncement creating ASC Topic 842, Leases. The amendment is effective for the Company beginning January 1, 2019. The update will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. We are evaluating the impact of the new standard on our consolidated financial statements.

Management believes that there is no other new accounting guidance issued but not yet effective that will impact our critical accounting policies. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including changes in disclosure requirements for defined benefit plans.

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These forward-looking statements are based on management’s belief, assumptions and expectations as of the date hereof, and not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although management believes that the expectations reflected in these forward-looking statements are reasonable as and when made,  there can be no assurance our expectations will prove to be correct.  Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans; competitive initiatives and pricing pressures; governmental regulations; environmental laws and regulations, including emissions-control regulations; the cost, integration, and performance of any future acquisitions; relationships with employees, including unions, and our ability to attract and retain employees and/or independent owner operators; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; potential impairment of goodwill and intangible assets; availability and cost of reliable third-party services; litigation or claims asserted against us; self-insurance claims and insurance premium costs; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes; the loss of key employees or the inability to execute succession planning strategies; the impact of our brands and corporate reputation; the cost, timing, and performance of growth initiatives; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; and other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission public filings.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, refer to “Risk Factors” in Part I, Item 1A in our 2015 Annual Report on Form 10-K.

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

FINANCIAL INFORMATION

ARCBEST CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2015, there have been no other significant changes in the Company’s market risks as reported in the Company’s 2015 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors are fully described in the Company’s 2015 Annual Report on Form 10-K. No material changes to the Company’s risk factors have occurred since the Company filed its 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Recent sales of unregistered securities.

None.

(b)Use of proceeds from registered securities.

None.

(c)Purchases of equity securities by the issuer and affiliated purchasers.

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of March 31, 2016 and December 31, 2015, treasury shares totaled 2,214,146 and 2,080,187, respectively. Under the repurchase program, the Company purchased 133,959 shares its common stock during the three months ended March 31, 2016, leaving $44.6 million available for the repurchase.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
1/1/2016 – 1/31/2016	—	$—	—	$47,239
2/1/2016 – 2/29/2016	133,959	19.42	133,959	$44,637
3/1/2016 – 3/31/2016	—	—	—	$44,637
Total	133,959	$19.42	133,959

(1)	Represents the weighted average price paid per common share including commission.
(2)

In January 2003, the Company announced that the Board of Directors had authorized a $25.0 million common stock repurchase program. The Board of Directors authorized an additional $50.0 million to the current program in July 2005. In October 2015, the Board of Directors extended the share repurchase program, making a total of $50.0 million available for purchases.

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

10.1#*	Third Amendment to the ArcBest Corporation Executive Officer Incentive Compensation Plan.

10.2#*	The ArcBest 16b Annual Incentive Compensation Plan and form of award.

10.3#*	The ArcBest Long-Term (3-Year) Incentive Compensation Plan and form of award.

10.4#*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors – with deferral feature).

10.5#*	Amendment One to the ArcBest Corporation 2012 Change of Control Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

#     Designates a compensation plan or arrangement for directors or executive officers.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ARCBEST CORPORATION
(Registrant)

Date: May 9, 2016	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: May 9, 2016	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer