Form 10-Q
period 2016-06-30
ARCBEST CORP /DE/
filed 2016-08-05
CIK 894405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, $0.01 par value	25,749,698 shares

ARCBEST CORPORATION

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCBEST CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2016	2015
	(Unaudited)
	(in thousands, except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,236	$164,973
Short-term investments	64,081	61,597
Restricted cash	961	1,384
Accounts receivable, less allowances (2016 – $4,789; 2015 – $4,825)	238,775	236,097
Other accounts receivable, less allowances (2016 – $810; 2015 – $1,029)	7,346	6,718
Prepaid expenses	21,558	20,801
Deferred income taxes	37,316	38,443
Prepaid and refundable income taxes	20,386	18,134
Other	5,220	3,936
TOTAL CURRENT ASSETS	547,879	552,083
PROPERTY, PLANT AND EQUIPMENT
Land and structures	287,545	273,839
Revenue equipment	723,312	699,844
Service, office, and other equipment	151,520	145,286
Software	131,328	127,010
Leasehold improvements	25,955	25,419
	1,319,660	1,271,398
Less allowances for depreciation and amortization	812,287	788,351
PROPERTY, PLANT AND EQUIPMENT, net	507,373	483,047
GOODWILL	96,572	96,465
INTANGIBLE ASSETS, net	75,300	76,787
OTHER ASSETS	56,050	54,527
TOTAL ASSETS	$1,283,174	$1,262,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$145,423	$130,869
Income taxes payable	—	91
Accrued expenses	184,141	188,727
Current portion of long-term debt	55,406	44,910
TOTAL CURRENT LIABILITIES	384,970	364,597
LONG-TERM DEBT, less current portion	170,044	167,599
PENSION AND POSTRETIREMENT LIABILITIES	45,595	51,241
OTHER LIABILITIES	12,301	12,689
DEFERRED INCOME TAXES	87,773	78,055
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, authorized 70,000,000 shares; issued 2016: 28,113,231 shares; 2015: 27,938,319 shares	281	279
Additional paid-in capital	311,924	309,653
Retained earnings	376,780	376,827
Treasury stock, at cost, 2016: 2,363,533 shares; 2015: 2,080,187 shares	(75,651)	(70,535)
Accumulated other comprehensive loss	(30,843)	(27,496)
TOTAL STOCKHOLDERS’ EQUITY	582,491	588,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,283,174	$1,262,909

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Unaudited)
	(in thousands, except share and per share data)
REVENUES	$676,627	$696,115	$1,298,082	$1,309,391

OPERATING EXPENSES	659,973	662,649	1,290,693	1,274,645

OPERATING INCOME	16,654	33,466	7,389	34,746

OTHER INCOME (COSTS)
Interest and dividend income	387	271	788	505
Interest and other related financing costs	(1,231)	(1,025)	(2,478)	(2,027)
Other, net	571	197	937	597
TOTAL OTHER INCOME (COSTS)	(273)	(557)	(753)	(925)

INCOME BEFORE INCOME TAXES	16,381	32,909	6,636	33,821

INCOME TAX PROVISION	6,150	12,942	2,508	13,109

NET INCOME	$10,231	$19,967	$4,128	$20,712

EARNINGS PER COMMON SHARE
Basic	$0.39	$0.76	$0.16	$0.79
Diluted	$0.39	$0.74	$0.16	$0.77

AVERAGE COMMON SHARES OUTSTANDING
Basic	25,791,026	26,021,874	25,806,774	26,036,375
Diluted	26,246,868	26,593,451	26,295,683	26,592,615

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.06	$0.16	$0.12

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(Unaudited)
	(in thousands)
NET INCOME	$10,231	$19,967	$4,128	$20,712

OTHER COMPREHENSIVE INCOME (LOSS), net of tax

Pension and other postretirement benefit plans:
Net actuarial gain (loss), net of tax of: (2016 – Three-month period $1,229, Six-month period $3,459; 2015 – Three-month period $1,515, Six-month period $349)	(1,931)	2,379	(5,435)	548
Pension settlement expense, net of tax of: (2016 – Three-month period $219, Six-month period $569; 2015 – Three-month period $233, Six-month period $668)	345	364	895	1,048
Amortization of unrecognized net periodic benefit costs, net of tax of: (2016 – Three-month period $477, Six-month period $914 ; 2015 – Three-month period $396, Six-month period $796)
Net actuarial loss	780	653	1,494	1,309
Prior service credit	(29)	(29)	(58)	(58)

Interest rate swap and foreign currency translation:
Change in unrealized income (loss) on interest rate swap, net of tax of: (2016 – Three-month period $93, Six-month period $446; 2015 – Three-month period $158, Six-month period $77)	(146)	244	(692)	(120)
Change in foreign currency translation, net of tax of: (2016 – Three-month period $86, Six-month period $285; 2015 – Three-month period $61, Six-month period $126)	(135)	97	449	(198)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(1,116)	3,708	(3,347)	2,529

TOTAL COMPREHENSIVE INCOME	$9,115	$23,675	$781	$23,241

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Equity
	(Unaudited)
	(in thousands)
Balance at December 31, 2015	27,938	$279	$309,653	$376,827	2,080	$(70,535)	$(27,496)	$588,728
Net income				4,128				4,128
Other comprehensive loss, net of tax							(3,347)	(3,347)
Issuance of common stock under share-based compensation plans	175	2	(2)					—
Tax effect of share-based compensation plans			(1,927)					(1,927)
Share-based compensation expense			4,200					4,200
Purchase of treasury stock					283	(5,116)		(5,116)
Dividends declared on common stock				(4,175)				(4,175)
Balance at June 30, 2016	28,113	$281	$311,924	$376,780	2,363	$(75,651)	$(30,843)	$582,491

See notes to consolidated financial statements.

ARCBEST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2016	2015
	(Unaudited)
	(in thousands)
OPERATING ACTIVITIES
Net income	$4,128	$20,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,913	42,630
Amortization of intangibles	1,986	2,218
Pension settlement expense	1,464	1,716
Share-based compensation expense	4,200	4,233
Provision for losses on accounts receivable	418	627
Deferred income tax provision (benefit)	13,535	(2,559)
Gain on sale of property and equipment	(2,486)	(1,049)
Changes in operating assets and liabilities:
Receivables	(3,815)	(16,560)
Prepaid expenses	(806)	1,691
Other assets	(3,286)	385
Income taxes	(4,262)	12,306
Accounts payable, accrued expenses, and other liabilities	(7,539)	8,316
NET CASH PROVIDED BY OPERATING ACTIVITIES	52,450	74,666

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net of financings	(26,082)	(34,205)
Proceeds from sale of property and equipment	6,250	2,690
Purchases of short-term investments	(18,685)	(10,780)
Proceeds from sale of short-term investments	16,415	2,967
Business acquisitions, net of cash acquired	197	(5,219)
Capitalization of internally developed software	(5,098)	(4,099)
NET CASH USED IN INVESTING ACTIVITIES	(27,003)	(48,646)

FINANCING ACTIVITIES
Borrowings under credit facilities	—	70,000
Borrowings under accounts receivable securitization program	—	35,000
Payments on long-term debt	(22,827)	(84,555)
Net change in book overdrafts	(6,489)	(1,522)
Net change in restricted cash	423	(1)
Deferred financing costs	—	(824)
Payment of common stock dividends	(4,175)	(3,162)
Purchases of treasury stock	(5,116)	(5,982)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(38,184)	8,954

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,737)	34,974
Cash and cash equivalents at beginning of period	164,973	157,042
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,236	$192,016

NONCASH INVESTING ACTIVITIES
Accruals for equipment received	$10,614	$8,972
Equipment financed	$35,768	$12,670

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

ABF Freight represented approximately 70% of the Company’s total revenues before other revenues and intercompany eliminations for the six months ended June 30, 2016. As of June 2016, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

On December 1, 2015, ABF Logistics acquired Bear Transportation Services, L.P. (“Bear”), a private, non-asset truckload brokerage firm, for net cash consideration of $24.4 million (subject to post-closing adjustments). On January 2, 2015, ABF Logistics acquired Smart Lines Transportation Group, LLC, a privately-owned truckload brokerage firm, for net cash consideration of $5.2 million. As these acquired businesses are not significant to the Company’s consolidated operating results and financial condition, pro forma financial information and the purchase price allocations of acquired assets and liabilities have not been presented. The results of the acquired operations subsequent to the acquisition dates have been included in the accompanying consolidated financial statements. The Company is in the process of making a final determination of acquired assets and liabilities for the Bear transaction and the provisional measurements are subject to change during the measurement period.

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

Adopted Accounting Pronouncements

In the first quarter of 2016, the Company adopted guidance issued by the Financial Accounting Standards Board (the “FASB”) which amended Accounting Standards Codification (“ASC”) Topic 835, Interest – Imputation of Interest, and addresses the presentation of debt issuance costs in the balance sheet. The Company’s debt issuance costs related to its revolving credit agreements continue to be presented as an asset, as permitted, and amortized over the term of the agreements within interest expense. The new guidance did not result in retrospective adjustments to the consolidated financial statements or disclosures.

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

Accounting Pronouncements Not Yet Adopted

ASC Topic 740 was amended with the addition of Balance Sheet Classification of Deferred Taxes. The amendment is effective for the Company beginning January 1, 2017. The update will result in all deferred tax assets and liabilities being classified as noncurrent in the consolidated balance sheets.

An amendment to ASC Topic 718, Compensation – Stock Compensation, was issued to simplify the accounting for share-based compensation, which will require the income tax effects of awards to be recognized in the statement of operations when awards vest or are settled and will allow employers to make a policy election to account for forfeitures as they occur. The amendment is effective for the Company beginning January 1, 2017. The Company is currently assessing the impact this update will have on the consolidated financial statements or disclosures.

ASC Topic 606, which amends the guidance in former ASC Topic 605, Revenue Recognition, provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for the Company on January 1, 2018. The Company is evaluating the impact of the new standard on the consolidated financial statements.

ASC Topic 842, Leases, which is effective for the Company beginning January 1, 2019, will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in the Company’s consolidated balance sheet. The Company is evaluating the impact of the new standard on the consolidated financial statements.

An amendment to ASC Topic 326, Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments, is effective for the Company beginning January 1, 2020. The Company is currently assessing the impact this update will have on the Company’s financial statements or disclosures.

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

NOTE B – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The following table presents the components of cash and cash equivalents, short-term investments, and restricted funds:

	June 30	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents
Cash deposits(1)	$92,503	$110,279
Variable rate demand notes(1)(2)	19,928	29,790
Money market funds(3)	39,805	24,904
Total cash and cash equivalents	$152,236	$164,973

Short-term investments
Certificates of deposit(1)	$64,081	$61,597

Restricted cash(4)
Cash deposits(1)	$961	$1,384

(1)	Recorded at cost plus accrued interest, which approximates fair value.
(2)	Amounts may be redeemed on a daily basis with the original issuer.
(3)	Recorded at fair value as determined by quoted market prices (see amounts presented in the table of financial assets and liabilities measured at fair value within this Note).
(4)	Amounts restricted for use are subject to change based on the requirements of the Company’s collateralized facilities (see Note E).

The Company’s long-term investment financial instruments are presented in the table of financial assets and liabilities measured at fair value within this Note.

Concentrations of Credit Risk of Financial Instruments

The Company is potentially subject to concentrations of credit risk related to its cash, cash equivalents, and short-term investments. The Company reduces credit risk by maintaining its cash deposits primarily in FDIC-insured accounts and placing its unrestricted short-term investments primarily in FDIC-insured certificates of deposit. However, certain cash deposits and certificates of deposit may exceed federally insured limits. Cash and cash equivalents totaling $71.1 million and $69.9 million were not FDIC insured at June 30, 2016 and December 31, 2015, respectively.

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

•	Level 3 — Unobservable inputs (Company’s market assumptions) that are significant to the valuation model.

Fair value and carrying value disclosures of financial instruments are presented in the following table:

	June 30		December 31
	2016		2015
	(in thousands)
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Credit Facility(1)	$70,000	$70,000	$70,000	$70,000
Accounts receivable securitization borrowings(2)	35,000	35,000	35,000	35,000
Notes payable(3)	119,723	119,822	106,703	106,495
	$224,723	$224,822	$211,703	$211,495

(1)

The revolving credit facility (the “Credit Facility”) under the Company’s Amended and Restated Credit Agreement carries a variable interest rate based on LIBOR, plus a margin. The Credit Facility is considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(2)

Borrowings under the Company’s accounts receivable securitization program carry a variable interest rate based on LIBOR, plus a margin. The borrowings are considered to be priced at market for debt instruments having similar terms and collateral requirements (Level 2 of the fair value hierarchy).

(3)

Fair value of the notes payable was determined using a present value income approach based on quoted interest rates from lending institutions with which the Company would enter into similar transactions (Level 2 of the fair value hierarchy).

Assets and Liabilities Measured at Fair Value on Recurring Basis

The following table presents the assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2016
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)(3)	$39,805	$39,805	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	1,920	1,920	—	—
	$41,725	$41,725	$—	$—
Liabilities:
Interest rate swap(4)	$2,035	$—	$2,035	$—

	December 31, 2015
		Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		In Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Money market funds(1)(3)	$24,904	$24,904	$—	$—
Equity, bond, and money market mutual funds held in trust related to the Voluntary Savings Plan(2)(3)	2,127	2,127	—	—
	$27,031	$27,031	$—	$—
Liabilities:
Interest rate swap(4)	$897	$—	$897	$—

(1)	Included in cash and cash equivalents.
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

(3)	Fair value measured using quoted prices of identical assets in active markets.
(4)

Included in other long-term liabilities. The interest rate swap fair value was determined by discounting future cash flows and receipts based on expected interest rates observed in market interest rate curves adjusted for estimated credit valuation considerations reflecting nonperformance risk of the Company and the counterparty, which are considered to be in Level 3 of the fair value hierarchy. The Company assessed Level 3 inputs as insignificant to the valuation at June 30, 2016 and December 31, 2015 and considers the interest rate swap valuation in Level 2 of the fair value hierarchy.

NOTE C – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired. Goodwill by reportable operating segment consisted of the following:

			ABF		ABF
	Total	Panther	Logistics	FleetNet	Moving
	(in thousands)
Balances at December 31, 2015	$96,465	$71,096	$19,387	$630	$5,352
Purchase accounting adjustments	107	—	107	—	—
Balances at June 30, 2016	$96,572	$71,096	$19,494	$630	$5,352

Intangible assets consisted of the following:

		June 30, 2016			December 31, 2015
	Weighted-Average		Accumulated	Net		Accumulated	Net
	Amortization Period	Cost	Amortization	Value	Cost	Amortization	Value
	(in years)	(in thousands)			(in thousands)
Finite-lived intangible assets
Customer relationships	14	$52,721	$13,242	$39,479	$52,221	$11,331	$40,890
Driver network	3	3,200	3,200	—	3,200	3,200	—
Other	8	1,032	333	699	1,032	257	775
	13	56,953	16,775	40,178	56,453	14,788	41,665
Indefinite-lived intangible assets
Trade name	N/A	32,300	N/A	32,300	32,300	N/A	32,300
Other	N/A	2,822	N/A	2,822	2,822	N/A	2,822
		35,122		35,122	35,122		35,122
Total intangible assets	N/A	$92,075	$16,775	$75,300	$91,575	$14,788	$76,787

Amortization expense on intangible assets totaled $1.0 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2015. As of June 30, 2016, amortization expense on intangible assets (excluding acquired software which is reported within property, plant and equipment) is anticipated to be approximately $4.0 million per year for the years ended December 31, 2016 through 2020.

NOTE D – INCOME TAXES

The Company’s statutory federal tax rate is 35%. State tax rates vary among states and average approximately 6.0% to 6.5%, although some state rates are higher and a small number of states do not impose an income tax. The effective tax rate for the three and six months ended June 30, 2016 was 37.5% and 37.8%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was 39.3% and 38.8%, respectively.

In the first six months of 2016 and 2015, the difference between the Company’s effective tax rate and the federal statutory rate primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. The first six months of 2016 were also impacted by the alternative fuel tax credit.

As of June 30, 2016, the Company’s deferred tax liabilities, which will reverse in future years, exceeded the deferred tax assets. The Company evaluated the total deferred tax assets at June 30, 2016 and concluded that, other than for certain deferred tax assets related to foreign net operating loss carryforwards, the assets did not exceed the amount for which realization is more likely than not. In making this determination, the Company considered the future reversal of existing taxable temporary differences, taxable income in carryback years, future taxable income, and tax planning strategies.

The Company paid state and foreign income taxes of $2.2 million and $2.9 million during the six months ended June 30, 2016 and 2015, respectively. The Company received refunds of $10.8 million and $0.1 million of federal and state income taxes that were paid in prior years during the six months ended June 30, 2016 and 2015, respectively.

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

	June 30	December 31
	2016	2015
	(in thousands)
Credit Facility (interest rate of 1.7% at June 30, 2016)	$70,000	$70,000
Accounts receivable securitization borrowings (interest rate of 1.3% at June 30, 2016)	35,000	35,000
Notes payable (weighted-average interest rate of 2.0% at June 30, 2016)	119,723	106,703
Capital lease obligations (weighted-average interest rate of 5.8% at June 30, 2016)	727	806
	225,450	212,509
Less current portion	55,406	44,910
Long-term debt, less current portion	$170,044	$167,599

Scheduled maturities of long-term debt obligations as of June 30, 2016 were as follows:

			Accounts
			Receivable
		Credit	Securitization	Notes	Capital Lease
	Total	Facility(1)	Program(1)	Payable	Obligations(2)
	(in thousands)
Due in one year or less	$59,069	$1,233	$466	$57,151	$219
Due after one year through two years	78,996	1,338	35,254	42,180	224
Due after two years through three years	20,453	1,464	—	18,759	230
Due after three years through four years	73,407	70,796	—	2,475	136
Due after four years through five years	2,350	—	—	2,350	—
Due after five years	80	—	—	80	—
Total payments	234,355	74,831	35,720	122,995	809
Less amounts representing interest	8,905	4,831	720	3,272	82
Long-term debt	$225,450	$70,000	$35,000	$119,723	$727

(1)	The future interest payments included in the scheduled maturities due are calculated using variable interest rates based on the LIBOR swap curve, plus the anticipated applicable margin.
(2)	Minimum payments of capital lease obligations include maximum amounts due under rental adjustment clauses contained in the capital lease agreements.

Assets securing notes payable or held under capital leases were included in property, plant and equipment as follows:

	June 30	December 31
	2016	2015
	(in thousands)
Revenue equipment	$172,447	$136,698
Land and structures (terminals)	1,794	1,794
Total assets securing notes payable or held under capital leases	174,241	138,492
Less accumulated depreciation and amortization(1)	41,002	25,120
Net assets securing notes payable or held under capital leases	$133,239	$113,372

(1)	Amortization of assets under capital leases and depreciation of assets securing notes payable are included in depreciation expense.

Financing Arrangements

Credit Facility

On January 2, 2015, the Company and its lenders entered into an agreement to amend and restate its credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced a $70.0 million term loan, which was outstanding under the credit agreement at December 31, 2014, with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows the Company to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity; however, borrowings may be repaid, at the Company’s discretion, in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts. Borrowings under the Amended and Restated Credit Agreement can either be, at the Company’s election: (i) at an alternate base rate (as defined in the Amended and Restated Credit Agreement) plus a spread; or (ii) at a Eurodollar rate (as defined in the Amended and Restated Credit Agreement) plus a spread. The applicable spread is dependent upon the Company’s adjusted leverage ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement contains conditions, representations and warranties, events of default, and indemnification provisions that are customary for financings of this type, including, but not limited to, a minimum interest coverage ratio, a maximum adjusted leverage ratio, and limitations on incurrence of debt, investments, liens on assets, certain sale and leaseback transactions, transactions with affiliates, mergers, consolidations, purchases and sales of assets, and certain restricted payments. The Company was in compliance with the covenants under the Amended and Restated Credit Agreement at June 30, 2016.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, the Company entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Effective January 2, 2015, the Company began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the interest rate swap agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under the Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of June 30, 2016. The fair value of the interest rate swap of $2.0 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the unrealized loss on the interest rate swap instrument was reported as a component of accumulated other comprehensive loss, net of tax, in stockholders’ equity, and the change in the unrealized loss on the interest rate swap for the three and six months ended June 30, 2016 was reported in other comprehensive loss, net of tax, in the consolidated statement of comprehensive income. The interest rate swap is subject to certain customary provisions that could allow the counterparty to request immediate payment of the fair value liability upon violation of any or all of the provisions. The Company was in compliance with all provisions of the interest rate swap agreement at June 30, 2016.

Accounts Receivable Securitization Program

On January 2, 2015, the Company entered into an amendment to extend the maturity date of its accounts receivable securitization program until January 2, 2018. On February 1, 2015, the Company amended and restated the accounts receivable securitization program to increase the amount of cash proceeds provided under the facility from $75.0 million to $100.0 million, with an accordion feature allowing the Company to request additional borrowings up to $25.0 million, subject to certain conditions. Under this program, certain subsidiaries of the Company continuously sell a designated pool of trade accounts receivables to a wholly owned subsidiary which, in turn, may borrow funds on a revolving basis. This wholly owned consolidated subsidiary is a separate bankruptcy-remote entity, and its assets would be available only to satisfy the claims related to the lender’s interest in the trade accounts receivables. Borrowings under the accounts receivable securitization program bear interest based upon LIBOR, plus a margin, and an annual facility fee. The securitization agreement contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including a maximum adjusted leverage ratio covenant. As of June 30, 2016, $35.0 million was borrowed under the accounts receivable securitization program. The Company was in compliance with the covenants under the accounts receivable securitization program as of June 30, 2016.

The accounts receivable securitization program includes a provision under which the Company may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which the Company is self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2016, standby letters of credit of $19.3 million have been issued under the program, which reduced the available borrowing capacity to $45.7 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2016, the Company had letters of credit outstanding of $20.9 million (including $19.3 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. The Company has programs in place with multiple surety companies for the issuance of surety bonds in support of its self-insurance program. As of June 30, 2016, surety bonds outstanding related to the self-insurance program totaled $56.4 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $33.9 million and $35.8 million of revenue equipment during the three and six months ended June 30, 2016, respectively. The Company has previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements; however, it did not enter into such agreements during the six months ended June 30, 2016.

ABF Freight financed the purchase of an additional $11.2 million of revenue equipment through promissory note arrangements as of August 1, 2016.

NOTE F – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Nonunion Defined Benefit Pension, Supplemental Benefit, and Postretirement Health Benefit Plans

The following is a summary of the components of net periodic benefit cost:

	Three Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Service cost	$—	$—	$—	$—	$107	$102
Interest cost	1,158	1,223	33	30	255	229
Expected return on plan assets	(2,158)	(2,359)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(48)	(48)
Pension settlement expense	564	597	—	—	—	—
Amortization of net actuarial loss(1)	1,061	815	38	40	176	213
Net periodic benefit cost	$625	$276	$71	$70	$490	$496

	Six Months Ended June 30
	Nonunion Defined		Supplemental		Postretirement
	Benefit Pension Plan		Benefit Plan		Health Benefit Plan
	2016	2015	2016	2015	2016	2015
	(in thousands)
Service cost	$—	$—	$—	$—	$214	$203
Interest cost	2,463	2,543	65	61	509	457
Expected return on plan assets	(4,104)	(4,761)	—	—	—	—
Amortization of prior service credit	—	—	—	—	(95)	(95)
Pension settlement expense	1,464	1,716	—	—	—	—
Amortization of net actuarial loss(1)	2,017	1,636	76	80	352	426
Net periodic benefit cost	$1,840	$1,134	$141	$141	$980	$991

(1)	The Company amortizes actuarial losses over the average remaining active service period of the plan participants and does not use a corridor approach.

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

The Company recognized pension settlement expense as a component of net periodic benefit cost for the three and six months ended June 30, 2016 of $0.6 million (pre-tax), or $0.3 million (after-tax), and $1.5 million (pre-tax), or $0.9 million (after-tax), respectively, related to lump-sum distributions which amounted to $2.7 million and $7.2 million for the three and six months ended June 30, 2016, respectively. Upon recognition of pension settlement expense, a corresponding reduction in the unrecognized net actuarial loss of the plan is recorded. The remaining pre-tax unrecognized net actuarial loss will continue to be amortized over the average remaining future years of service of the active plan participants. The Company will incur additional quarterly settlement expense related to lump-sum distributions from the nonunion defined benefit pension plan during the remainder of 2016. The Company recognized pension settlement expense as a component of net periodic benefit cost for the three and six months ended June 30, 2015 of $0.6 million (pre-tax), or $0.4 million (after-tax), and $1.7 million (pre-tax), or $1.0 million (after-tax), respectively, related to the lump-sum distributions which amounted to $4.8 million and $12.4 million for the three and six months ended June 30, 2015, respectively.

The following table discloses the changes in the projected benefit obligation (the “PBO”) and plan assets of the nonunion defined benefit pension plan for the six months ended June 30, 2016:

Nonunion Defined
Benefit Pension Plan
(in thousands)
Change in benefit obligations
Benefit obligations at December 31, 2015	$159,607
Interest cost	2,463
Actuarial loss(1)	9,377
Benefits paid	(7,420)
Benefit obligations at June 30, 2016	164,027
Change in plan assets
Fair value of plan assets at December 31, 2015	136,917
Actual return on plan assets	4,587
Employer contributions	13,400
Benefits paid	(7,420)
Fair value of plan assets at June 30, 2016	147,484
Funded status at June 30, 2016(2)	$(16,543)
Accumulated benefit obligation	$164,027

(1)

Actuarial loss from remeasurement upon settlement was primarily impacted by the change in the discount rate since the previous remeasurement date. The discount rates used to remeasure the PBO upon settlement were 2.7%, 3.0%, and 3.5% at the June 30, 2016, March 31, 2016, and December 31, 2015 measurement date, respectively.

(2)	Noncurrent liability recognized within pension and postretirement liabilities in the accompanying consolidated balance sheet at June 30, 2016.

Based upon current actuarial information, the Company does not have a minimum cash contribution requirement to its nonunion defined benefit pension plan for 2016. However, the Company made a voluntary contribution to the plan during the second quarter of 2016. The contribution reduced the unfunded vested benefits of the plan and eliminated the variable-rate premiums which would have otherwise been due to the Pension Benefit Guaranty Corporation (the “PBGC”). The contribution and the lower PBGC premiums resulted in a decrease in net periodic benefit cost for the second quarter and the estimated expense to be recorded for the remainder of 2016.

Following the contribution, the plan’s actuary certified the adjusted funding target attainment percentage (“AFTAP”) to be 109.2% as of the January 1, 2016 valuation date. The AFTAP is determined by measurements prescribed by the Internal Revenue Code, which differ from the funding measurements for financial statement reporting purposes.

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

Approximately one half of ABF Freight’s total contributions to multiemployer pension plans are made to the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”). ABF Freight received an Actuarial Certification of Plan Status for the Central States Pension Plan dated March 30, 2016, in which the plan’s actuary certified that, as of January 1, 2016, the plan is in critical and declining status, as defined by the Reform Act, with the funded percentage projected to be 46.9% as of the January 1, 2016 valuation date. Critical and declining status is applicable to critical status plans that are projected to become insolvent anytime in the current plan year or during the next 14 plan years, or if the plan is projected to become insolvent within the next 19 plan years and either the plan’s ratio of inactive participants to active participants exceeds two to one or the plan’s funded percentage is less than 80%.

In September 2015, the Central States Pension Plan filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury on April 26, 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is ABF Freight’s understanding that its contribution rate is not expected to increase during this period. ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer contribution rates, several of the plans in addition to the Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of ABF Freight’s wage and benefit cost structure on its operating results in discussions with the IBT.

As previously disclosed in the Company’s 2015 Form 10-K, ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. During the second quarter of 2016, the 707 Pension Fund received notice that the Treasury denied its proposal to reduce participant benefits in an effort to remain solvent. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is the Company’s understanding that if the 707 Pension Fund becomes insolvent, ABF Freight’s benefit contribution rates under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

The multiemployer plan administrators have provided to the Company no other significant changes in information related to multiemployer plans from the information disclosed in the Company’s 2015 Annual Report on Form 10-K.

NOTE G – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

	June 30	December 31
	2016	2015
	(in thousands)
Pre-tax amounts:
Unrecognized net periodic benefit costs	$(40,311)	$(35,231)
Interest rate swap	(2,035)	(897)
Foreign currency translation	(1,645)	(2,379)
Total	$(43,991)	$(38,507)

After-tax amounts:
Unrecognized net periodic benefit costs	$(28,601)	$(25,497)
Interest rate swap	(1,237)	(545)
Foreign currency translation	(1,005)	(1,454)
Total	$(30,843)	$(27,496)

The following is a summary of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2016 and 2015:

		Unrecognized	Interest	Foreign
		Net Periodic	Rate	Currency
	Total	Benefit Costs	Swap	Translation
	(in thousands)
Balances at December 31, 2015	$(27,496)	$(25,497)	$(545)	$(1,454)

Other comprehensive loss before reclassifications	(5,678)	(5,435)	(692)	449
Amounts reclassified from accumulated other comprehensive loss	2,331	2,331	—	—
Net current-period other comprehensive income (loss)	(3,347)	(3,104)	(692)	449

Balances at June 30, 2016	$(30,843)	$(28,601)	$(1,237)	$(1,005)

Balances at December 31, 2014	$(23,479)	$(22,387)	$(350)	$(742)

Other comprehensive income (loss) before reclassifications	230	548	(120)	(198)
Amounts reclassified from accumulated other comprehensive loss	2,299	2,299	—	—
Net current-period other comprehensive income (loss)	2,529	2,847	(120)	(198)

Balances at June 30, 2015	$(20,950)	$(19,540)	$(470)	$(940)

The following is a summary of the significant reclassifications out of accumulated other comprehensive loss by component:

	Unrecognized Net Periodic
	Benefit Costs(1)(2)
	Six Months Ended June 30
	2016	2015
	(in thousands)
Amortization of net actuarial loss	$(2,445)	$(2,142)
Amortization of prior service credit	95	95
Pension settlement expense	(1,464)	(1,716)
Total, pre-tax	(3,814)	(3,763)
Tax benefit	1,483	1,464
Total, net of tax	$(2,331)	$(2,299)

(1)	Amounts in parentheses indicate increases in expense or loss.
(2)	These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (see Note F).

Dividends on Common Stock

The following table is a summary of dividends declared during the applicable quarter:

	2016		2015
	Per Share	Amount	Per Share	Amount
	(in thousands, except per share data)
First quarter	$0.08	$2,088	$0.06	$1,584
Second quarter	$0.08	$2,087	$0.06	$1,578

On July 28, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 11, 2016, payable on August 25, 2016.

Treasury Stock

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using the Company’s cash reserves or other available sources. As of December 31, 2015, the Company had $47.2 million remaining under the program for repurchases of its common stock. During the six months ended June 30, 2016, the Company purchased 283,346 shares for an aggregate cost of $5.1 million, leaving $42.1 million available for repurchase of common stock under the program.

NOTE H – SHARE-BASED COMPENSATION

Stock Awards

As of June 30, 2016 and December 31, 2015, the Company had outstanding restricted stock units granted under the 2005 Ownership Incentive Plan (“the 2005 Plan”). The 2005 Plan, as amended, provides for the granting of 3.1 million shares, which may be awarded as incentive and nonqualified stock options, stock appreciation rights, restricted stock, or restricted stock units (“RSUs”).

Restricted Stock Units

A summary of the Company’s restricted stock unit award program is presented below:

Units

Outstanding – January 1, 2016	1,313,550
Granted	526,940
Vested	(243,950)
Forfeited	(2,000)
Outstanding – June 30, 2016	1,594,540

The RSUs granted during the period had a weighted-average grant date fair value of $15.71 per share.

NOTE I – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Basic
Numerator:
Net income	$10,231	$19,967	$4,128	$20,712
Effect of unvested restricted stock awards	(81)	(207)	(38)	(231)
Adjusted net income	$10,150	$19,760	$4,090	$20,481
Denominator:
Weighted-average shares	25,791,026	26,021,874	25,806,774	26,036,375
Earnings per common share	$0.39	$0.76	$0.16	$0.79

Diluted
Numerator:
Net income	$10,231	$19,967	$4,128	$20,712
Effect of unvested restricted stock awards	(80)	(203)	(38)	(227)
Adjusted net income	$10,151	$19,764	$4,090	$20,485
Denominator:
Weighted-average shares	25,791,026	26,021,874	25,806,774	26,036,375
Effect of dilutive securities	455,842	571,577	488,909	556,240
Adjusted weighted-average shares and assumed conversions	26,246,868	26,593,451	26,295,683	26,592,615
Earnings per common share	$0.39	$0.74	$0.16	$0.77

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested RSUs that receive dividends, which are considered participating securities. Beginning with 2015 grants, the RSU agreements were modified to remove dividend rights; therefore, the RSUs granted in 2015 and 2016 are not participating securities. For the three and six months ended June 30, 2016 and 2015, outstanding stock awards of 0.4 million for the 2016 periods and 0.2 million for the 2015 periods were not included in the diluted earnings per share calculation because their inclusion would have the effect of increasing earnings per share.

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

ABF Freight is impacted by seasonal fluctuations which affect tonnage, shipment levels, and demand for its services, and, consequently, revenues and operating results of the segment. Freight shipments and operating costs of ABF Freight are adversely affected by inclement weather conditions. The second and third calendar quarters of each year usually have the highest tonnage levels while the first quarter generally has the lowest, although other factors, including the state of the U.S. and global economies, may influence quarterly freight tonnage levels.

•

Premium Logistics (Panther) provides expedited freight transportation services to commercial and government customers and offers premium logistics services that involve the rapid deployment of highly specialized equipment to meet extremely specific linehaul requirements, such as temperature control, hazardous materials, geofencing, specialized government cargo, security services, and life sciences. Through its premium logistics and global freight forwarding businesses, Panther offers domestic and international freight transportation with air, ocean, and ground service offerings. The segment provides services to the ABF Freight and ABF Logistics segments.

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

•

Emergency & Preventative Maintenance (FleetNet) includes the results of operations of FleetNet America, Inc., the subsidiary of the Company that provides roadside assistance and maintenance-related services for commercial vehicles through a network of third-party service providers. FleetNet provides services to the ABF Freight and Panther segments.

Emergency roadside service events of the FleetNet segment are favorably impacted by adverse weather conditions that affect commercial vehicle operations and the segment’s results of operations will be influenced by seasonal variations in service event volume.

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

The following tables reflect reportable operating segment information:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(in thousands)
REVENUES
Freight Transportation (ABF Freight)	$486,731	$504,371	$926,239	$945,578
Premium Logistics (Panther)	69,705	80,271	135,783	155,563
Transportation Management (ABF Logistics)	67,955	50,419	134,902	97,791
Emergency & Preventative Maintenance (FleetNet)	41,780	42,015	85,344	84,504
Household Goods Moving Services (ABF Moving)	25,742	32,225	43,886	50,793
Other and eliminations	(15,286)	(13,186)	(28,072)	(24,838)
Total consolidated revenues	$676,627	$696,115	$1,298,082	$1,309,391

OPERATING EXPENSES
Freight Transportation (ABF Freight)
Salaries, wages, and benefits	$303,693	$301,639	$600,300	$580,010
Fuel, supplies, and expenses	72,279	79,647	138,968	158,673
Operating taxes and licenses	12,154	12,322	24,134	24,318
Insurance	7,660	6,267	14,126	12,052
Communications and utilities	4,279	3,766	8,651	7,751
Depreciation and amortization	20,911	18,286	41,303	35,686
Rents and purchased transportation	47,800	52,380	87,496	94,224
Gain on sale of property and equipment	(2,197)	(594)	(2,369)	(838)
Pension settlement expense(1)	424	448	1,101	1,288
Other	2,356	2,118	4,156	4,279
Total Freight Transportation (ABF Freight)	469,359	476,279	917,866	917,443

Premium Logistics (Panther)
Purchased transportation	52,007	58,510	100,858	114,554
Depreciation and amortization	2,868	2,939	5,705	5,863
Salaries, benefits, insurance, and other	13,728	13,984	27,862	29,113
Total Premium Logistics (Panther)	68,603	75,433	134,425	149,530

Transportation Management (ABF Logistics)	67,459	48,611	133,740	95,208
Emergency & Preventative Maintenance (FleetNet)	41,184	40,998	83,764	82,317
Household Goods Moving Services (ABF Moving)	24,872	30,228	43,765	49,159
Other and eliminations(1)	(11,504)	(8,900)	(22,867)	(19,012)
Total consolidated operating expenses(1)	$659,973	$662,649	$1,290,693	$1,274,645

(1)

Pre-tax pension settlement expense totaled $0.6 million on a consolidated basis for the three months ended June 30, 2016 and 2015, of which $0.4 million was reported by ABF Freight, $0.1 million was reported in Other and eliminations, and less than $0.1 million was reported by the asset-light logistics operating segments. For the six months ended June 30, 2016 and 2015, pre-tax pension settlement expense totaled $1.5 million and $1.7 million, respectively, of which $1.1 million and $1.3 million, respectively, was reported by ABF Freight, $0.3 million was reported in Other and eliminations, and $0.1 million was reported by the asset-light logistics operating segments.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(in thousands)
OPERATING INCOME
Freight Transportation (ABF Freight)	$17,372	$28,092	$8,373	$28,135
Premium Logistics (Panther)	1,102	4,838	1,358	6,033
Transportation Management (ABF Logistics)	496	1,808	1,162	2,583
Emergency & Preventative Maintenance (FleetNet)	596	1,017	1,580	2,187
Household Goods Moving Services (ABF Moving)	870	1,997	121	1,634
Other and eliminations	(3,782)	(4,286)	(5,205)	(5,826)
Total consolidated operating income	$16,654	$33,466	$7,389	$34,746

OTHER INCOME (COSTS)
Interest and dividend income	$387	$271	$788	$505
Interest and other related financing costs	(1,231)	(1,025)	(2,478)	(2,027)
Other, net(2)	571	197	937	597
Total other costs	(273)	(557)	(753)	(925)
INCOME BEFORE INCOME TAXES	$16,381	$32,909	$6,636	$33,821

(2)	Includes changes in cash surrender value of life insurance policies.

The following table presents operating expenses by category on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(in thousands)
OPERATING EXPENSES
Salaries, wages, and benefits	$335,094	$332,510	$664,563	$639,426
Rents, purchased transportation, and other costs of services	199,352	200,619	382,440	378,585
Fuel, supplies, and expenses	70,406	78,127	134,626	154,029
Depreciation and amortization(1)	25,748	22,616	50,899	44,848
Other	29,373	28,777	58,165	57,757
	$659,973	$662,649	$1,290,693	$1,274,645

(1)	Includes amortization of intangible assets.

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

At June 30, 2016 and December 31, 2015, the Company’s reserve, which was reported in accrued expenses, for estimated environmental cleanup costs of properties currently or previously operated by the Company totaled $0.8 million. Amounts accrued reflect management’s best estimate of the future undiscounted exposure related to identified properties based on current environmental regulations, management’s experience with similar environmental matters, and testing performed at certain sites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ArcBest Corporation® (the “Company,” “we,” “us,” and “our”) provides a comprehensive suite of freight transportation services and logistics solutions. Our principal operations are conducted through our Freight Transportation (ABF Freight®) segment, which consists of ABF Freight System, Inc. and certain other subsidiaries. Our other reportable operating segments are the following asset-light logistics businesses: Premium Logistics (Panther); Transportation Management (ABF Logistics®); Emergency & Preventative Maintenance (FleetNet); and Household Goods Moving Services (ABF Moving®). (See additional segment description in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) References to the Company, including “we,” “us,” and “our,” in this Quarterly Report on Form 10-Q are primarily to the Company and its subsidiaries on a consolidated basis.

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

Results of Operations

Consolidated Results

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	(in thousands, except per share data)
REVENUES
Freight Transportation (ABF Freight)	$486,731	$504,371	$926,239	$945,578
Premium Logistics (Panther)	69,705	80,271	135,783	155,563
Transportation Management (ABF Logistics)	67,955	50,419	134,902	97,791
Emergency & Preventative Maintenance (FleetNet)	41,780	42,015	85,344	84,504
Household Goods Moving Services (ABF Moving)	25,742	32,225	43,886	50,793
Other and eliminations	(15,286)	(13,186)	(28,072)	(24,838)
Total consolidated operating revenues	$676,627	$696,115	$1,298,082	$1,309,391

OPERATING INCOME
Freight Transportation (ABF Freight)	$17,372	$28,092	$8,373	$28,135
Premium Logistics (Panther)	1,102	4,838	1,358	6,033
Transportation Management (ABF Logistics)	496	1,808	1,162	2,583
Emergency & Preventative Maintenance (FleetNet)	596	1,017	1,580	2,187
Household Goods Moving Services (ABF Moving)	870	1,997	121	1,634
Other and eliminations	(3,782)	(4,286)	(5,205)	(5,826)
Total consolidated operating income	$16,654	$33,466	$7,389	$34,746

NET INCOME	$10,231	$19,967	$4,128	$20,712

DILUTED EARNINGS PER SHARE	$0.39	$0.74	$0.16	$0.77

Our consolidated revenues, which totaled $676.6 million and $1,298.1 million for the three- and six-month periods ended June 30, 2016, respectively, decreased 2.8% and 0.9% compared to the same prior-year periods. The year-over-year declines in consolidated revenues reflect 3.5% and 2.0% decreases in ABF Freight’s revenues for the three and six months ended June 30, 2016, respectively, offset in part by revenues of our asset-light logistics operating segments which, on a combined basis, increased slightly in the second quarter of 2016 and increased 2.9% for the six months ended June 30, 2016, due to incremental revenues from the December 2015 acquisition of Bear Transportation, L.P. (“Bear”). Total asset-light logistics operating segments generated approximately 30% of total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2016.

Consolidated operating income for the three and six months ended June 30, 2016 declined compared to the same prior-year periods, with each reportable operating segment experiencing year-over-year declines in operating income. The inconsistent economic operating environment combined with a surplus of transportation capacity continues to impact available business levels and operating margins at ABF Freight and at each of ArcBest’s asset-light logistics companies. The consolidated operating income, net income, and per share amounts for the three and six months ended June 30, 2016 and 2015 primarily reflect the operating results of ABF Freight which are discussed in further detail within the ABF Freight sections of Results of Operations.

Consolidated operating income was impacted by increases in nonunion healthcare and third-party casualty claims costs for the three and six months ended June 30, 2016. Consolidated operating income for the six-month period reflects higher workers’ compensation claims costs, compared to the same prior-year period. For the three and six months ended June 30, 2016, consolidated nonunion healthcare claims costs increased $1.7 million and $2.8 million, or 15.3% and 13.2%, respectively, and unfavorable experience in ABF Freight’s third-party casualty claims resulted in costs which were higher by $1.8 million and $3.1 million, or 73.6% and 60.9%, respectively, compared to the same prior-year periods. Unfavorable experience in workers’ compensation claims increased costs $1.5 million, or 10.2%, for the six months ended June 30, 2016, over the same period of 2015. These increases in nonunion healthcare, workers’ compensation, and third-party casualty claims costs were partially offset by a decrease of $2.6 million and $1.6 million in other nonunion benefit costs for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015.

The consolidated pre-tax pension settlement charge related to the nonunion defined benefit pension plan was $0.6 million and $1.5 million for the three and six months ended June 30, 2016, compared to $0.6 million and $1.7 million for the same periods of 2015. We expect to continue to recognize pre-tax pension settlement expense related to the nonunion defined benefit pension plan estimated to approximate $1.0 million per quarter; however, the amount of quarterly pension settlement expense will fluctuate based on the amount of lump-sum benefit distributions paid to participants, actual returns on plan assets, and changes in the discount rate used to remeasure the projected benefit obligation of the plan upon settlement.

For the three and six months ended June 30, 2016, the “Other and eliminations” line of consolidated operating income includes personnel and technology investments associated with improving the ArcBest experience for our customers and additional investments in enterprise solutions to provide an improved platform for revenue growth and to enhance our ability to offer our comprehensive transportation and logistics services across multiple operating segments. This initiative involves developing and implementing integrated solutions for shippers with wide-ranging transportation needs and facilitating access to our services through a single point of contact. As a result of these initiatives and other corporate costs, we expect the loss reported in “Other and eliminations” to be approximately $4.0 million per quarter for the remainder of 2016.

In addition to the above items, the comparisons of consolidated net income and earnings per share were impacted by higher income from changes in the cash surrender value of variable life insurance policies, as a portion of these policies have investments, through separate accounts, in equity and fixed income securities and, therefore, are subject to market volatility. As a result of changes in cash surrender value of life insurance, diluted earnings per share was higher by $0.02 per share and $0.01 per share for the three and six months ended June 30, 2016, respectively, compared to the same periods of 2015.

Net income and earnings per share were also impacted by the effective tax rate, as further described in the Income Taxes section of MD&A.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	($ thousands)
Net income	$10,231	$19,967	$4,128	$20,712
Interest and other related financing costs	1,231	1,025	2,478	2,027
Income tax provision	6,150	12,942	2,508	13,109
Depreciation and amortization	25,748	22,617	50,899	44,848
Amortization of share-based compensation	2,491	2,586	4,200	4,233
Amortization of net actuarial losses of benefit plans and pension settlement expense	1,840	1,665	3,909	3,858
Consolidated Adjusted EBITDA	$47,691	$60,802	$68,122	$88,787

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

ABF Freight represented approximately 70% of our total revenues before other revenues and intercompany eliminations for the three and six months ended June 30, 2016. As of June 2016, approximately 77% of ABF Freight’s employees were covered under a collective bargaining agreement, the ABF National Master Freight Agreement (the “ABF NMFA”), with the International Brotherhood of Teamsters (the “IBT”), which extends through March 31, 2018. The ABF NMFA included a 7% wage rate reduction upon the November 3, 2013 implementation date, followed by wage rate increases of 2% on July 1 in each of the next three years, which began in 2014, and a 2.5% increase on July 1, 2017; a one-week reduction in annual compensated vacation effective for employee anniversary dates on or after April 1, 2013; the option to expand the use of purchased transportation; and increased flexibility in labor work rules. The ABF NMFA and the related supplemental agreements provide for continued contributions to various multiemployer health, welfare, and pension plans maintained for the benefit of ABF Freight’s employees who are members of the IBT. The estimated net effect of the November 3, 2013 wage rate reduction and the benefit rate increase which was applied retroactively to August 1, 2013 was an initial reduction of approximately 4% to the combined total contractual wage and benefit rate under the ABF NMFA. Following the initial reduction, the combined contractual wage and benefit contribution rate under the ABF NMFA is estimated to increase approximately 2.5% on a compounded annual basis throughout the contract period which extends through March 31, 2018.

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

During periods of changing diesel fuel prices, the fuel surcharge and associated direct diesel fuel costs also vary by different degrees. Depending upon the rates of these changes and the impact on costs in other fuel- and energy-related areas, operating margins could be impacted. Fuel prices have fluctuated significantly in recent years. Whether fuel prices fluctuate or remain constant, ABF Freight’s operating results may be adversely affected if competitive pressures limit its ability to recover fuel surcharges. Throughout the first six months of 2016, the fuel surcharge mechanism generally continued to have market acceptance among ABF Freight customers; however, certain nonstandard pricing arrangements have limited the amount of fuel surcharge recovered. The negative impact on operating margins of capped fuel surcharge revenue during periods of increasing fuel costs is more evident when fuel prices remain above the maximum levels recovered through the fuel surcharge mechanism on certain accounts.

In periods of declining fuel prices, ABF Freight’s fuel surcharge percentages also decrease, which negatively impacts the total billed revenue per hundredweight measure and, consequently, revenues, and the revenue decline may be disproportionate to our fuel costs. To better align fuel surcharges to fuel- and energy-related expenses and provide more stability to account profitability as fuel prices change, ABF Freight may, from time to time revise its standard fuel surcharge program which impacts approximately 40% of ABF Freight’s shipments and primarily affects noncontractual customers. ABF Freight made such revisions to its fuel surcharge scale effective February 4, 2015, to better align the fuel surcharge rate at lower fuel prices, and effective February 1, 2016, to establish surcharge rates for fuel prices at the lower end of the scale and to adjust the upper end of the fuel surcharge scale to better align with expected fuel costs. Despite the revision to the fuel surcharge program and the transition of certain nonstandard pricing arrangements to base LTL freight rates in recent years, ABF Freight’s year-over-year revenue comparisons for the three and six months ended June 30, 2016 were negatively impacted by lower fuel surcharge revenue due to a decline in the nominal fuel surcharge rate, while total fuel costs were also lower. ABF Freight’s operating results will continue to be impacted by further changes in fuel prices and the related fuel surcharges.

Labor Costs

Labor costs, including retirement and healthcare benefits for ABF Freight’s contractual employees that are provided by a number of multiemployer plans, are impacted by contractual obligations under ABF Freight’s collective bargaining agreement primarily with the IBT and other related supplemental agreements. ABF Freight’s total salaries, wages, and benefits, amounted to 62.4% and 64.8% of ABF Freight’s revenue for the three and six months ended June 30, 2016, compared to 59.8% and 61.3% for the same respective periods of 2015. In addition to higher salaries, wages, and benefits expense, the year-over-year increases as a percentage of revenue were influenced by the effect of lower fuel surcharges on ABF Freight’s revenues.

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

The combined effect of cost reductions under the ABF NMFA, lower cost increases throughout the contract period, and increased flexibility in labor work rules are important factors in bringing ABF Freight’s labor cost structure closer in line with that of its competitors; however, under its collective bargaining agreement, ABF Freight continues to pay some of the highest benefit contribution rates in the industry. These rates include contributions to multiemployer plans, a portion of which are used to fund benefits for individuals who were never employed by ABF Freight. Information provided by a large multiemployer pension plan to which ABF Freight contributes indicates that approximately 50% of the plan’s benefit payments are made to retirees of companies that are no longer contributing employers. In consideration of the impact of high multiemployer pension contribution rates, certain funds have not increased ABF Freight’s pension contribution rate for the annual contribution period which began August 1, 2015. Rate freezes for the annual contribution period which began August 1, 2015 impacted multiemployer pension plans to which ABF Freight made approximately 70% of its total multiemployer pension contributions for the year ended December 31, 2015. Based on currently available information, we expect rate freezes for the annual contribution period which began August 1, 2016 to impact approximately 70% of our multiemployer pension contributions for the year ended December 31, 2016. Including the effect of these rate freezes, ABF Freight currently estimates the average health, welfare, and pension benefit contribution rate increase effective primarily on August 1, 2016, will be approximately 3.0%. Effective July 1, 2016, the ABF NMFA contractual wage rate increased 2.0%.

The Multiemployer Pension Reform Act of 2014 (the “Reform Act”), which was included in the Consolidated and Further Continuing Appropriations Act of 2015 that was signed into law on December 16, 2014, includes provisions to address the funding of multiemployer pension plans in critical and declining status, including certain of those in which ABF Freight participates. Provisions of the Reform Act include, among others, providing qualifying plans the ability to self-correct funding issues, subject to various requirements and restrictions, including applying to the U.S. Department of the Treasury (the “Treasury”) for the suspension of certain benefits. Any actions taken by multiemployer pension plan trustees under the Reform Act to improve funding will not reduce the benefit contribution rates ABF Freight is obligated to pay under its current contract with the IBT, and we cannot determine with any certainty the contributions that will be required under future collective bargaining agreements for ABF Freight’s contractual employees.

In September 2015, the Central States, Southeast and Southwest Areas Pension Plan (the “Central States Pension Plan”) filed an application with the Treasury seeking approval under the Reform Act for a pension rescue plan, which included benefit reductions for participants of the Central States Pension Plan in an attempt to avoid the insolvency of the plan that otherwise is projected by the plan to occur. In May 2016, the Treasury denied the Central States Pension Plan’s proposed rescue plan. The trustees of the Central States Pension Plan subsequently announced that a new rescue plan would not be submitted and stated that it is not possible to develop and implement a new rescue plan that complies with the final Reform Act regulations issued by the Treasury on April 26, 2016. Although the future of the Central States Pension Plan is impacted by a number of factors, without legislative action, the plan is currently projected to become insolvent within 10 years or less. ABF Freight’s current collective bargaining agreement with the IBT provides for contributions to the Central States Pension Plan through March 31, 2018, and it is ABF Freight’s understanding that its contribution rate is not expected to increase during this period. ABF Freight’s contribution rates are made in accordance with its collective bargaining agreements with the IBT and other related supplemental agreements. In consideration of high multiemployer contribution rates, several of the plans in addition to Central States Pension Plan have frozen contribution rates at current levels under ABF Freight’s current collective bargaining agreement. Future contribution rates will be determined through the negotiation process for contract periods following the term of the current collective bargaining agreement. ABF Freight pays some of the highest benefit contribution rates in the industry and continues to address the effect of ABF Freight’s wage and benefit cost structure on its operating results in discussions with the IBT.

As previously disclosed in our 2015 Form 10-K, ABF Freight received a Notice of Insolvency from the Road Carriers Local 707 Pension Fund (the “707 Pension Fund”) for the plan year beginning February 1, 2016. During the second quarter of 2016, the 707 Pension Fund received notice that the Treasury denied its proposal to reduce participant benefits in an effort to remain solvent. Approximately 1% of ABF Freight’s total multiemployer pension contributions are made to the 707 Pension Fund. Based on currently available information, it is our understanding that if the 707 Pension Fund becomes insolvent, ABF Freight’s benefit contribution rates under the ABF NMFA will be frozen and ABF Freight will be required to continue making contributions at the frozen rate throughout and after the current ABF NMFA contract period, which extends to March 31, 2018; however, there can be no assurance in this regard.

Some employer companies that participate in multiemployer plans, in which ABF Freight also participates, have received proposals from, and entered into transition agreements with, certain multiemployer plans to restructure future plan contributions to be more in line with benefit levels. These transition agreements, which require mutual agreement of numerous elements between the multiemployer plan and the contributing employer, may also result in recognition of withdrawal liabilities. We monitor and evaluate any such proposals we receive, including the potential economic impact to our business. At the current time, there are no proposals provided to ABF Freight that are acceptable.

ABF Freight Segment Results

The following table sets forth a summary of operating expenses and operating income as a percentage of revenue for ABF Freight:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
ABF Freight Operating Expenses (Operating Ratio)
Salaries, wages, and benefits	62.4%	59.8%	64.8%	61.3%
Fuel, supplies, and expenses	14.8	15.8	15.0	16.8
Operating taxes and licenses	2.5	2.4	2.6	2.6
Insurance	1.6	1.2	1.5	1.3
Communications and utilities	0.9	0.8	0.9	0.8
Depreciation and amortization	4.3	3.6	4.5	3.8
Rents and purchased transportation	9.8	10.4	9.5	10.0
Gain on sale of property and equipment	(0.5)	(0.1)	(0.3)	(0.1)
Pension settlement expense	0.1	0.1	0.1	0.1
Other	0.5	0.4	0.5	0.4
	96.4%	94.4%	99.1%	97.0%

ABF Freight Operating Income	3.6%	5.6%	0.9%	3.0%

The following table provides a comparison of key operating statistics for ABF Freight:

	Three Months Ended			Six Months Ended
	June 30			June 30
	2016	2015	% Change	2016	2015	% Change
Workdays	64.0	63.5		127.5	126.0
Billed revenue(1) per hundredweight, including fuel surcharges	$29.07	$29.04	0.1%	$28.41	$28.57	(0.6)%
Pounds	1,692,406,392	1,748,660,035	(3.2)%	3,281,350,369	3,327,322,321	(1.4)%
Pounds per day	26,443,850	27,537,953	(4.0)%	25,736,081	26,407,320	(2.5)%
Shipments per day	20,681	20,765	(0.4)%	20,078	19,900	0.9%
Shipments per DSY(2) hour	0.453	0.458	(1.1)%	0.449	0.455	(1.3)%
Pounds per DSY(2) hour	578.98	606.96	(4.6)%	576.10	603.31	(4.5)%
Pounds per shipment	1,279	1,326	(3.5)%	1,282	1,327	(3.4)%
Pounds per mile(3)	19.99	19.94	0.3%	19.86	19.80	0.3%

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

ABF Freight Revenues

ABF Freight’s revenues for the three and six months ended June 30, 2016 totaled $486.7 million and $926.2 million, respectively, compared to $504.4 million and $945.6 million for the same periods of 2015. ABF Freight’s billed revenue (as described in footnote (1) to the key operating statistics table above) decreased 3.9% and 3.1% on a per-day basis for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods, primarily reflecting a decrease in tonnage per day of 4.0% and 2.5%, respectively. Current freight market conditions, which are being impacted by lower industrial-related manufacturing production and higher customer inventory levels, have contributed to ABF Freight’s 2016 second quarter and year-to-date tonnage declines. With the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments. As a result, ABF Freight’s average weight per shipment declined 3.5% and 3.4% for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods. Daily shipment counts decreased 0.4%, which was less than the tonnage decline, in the three-month period but increased 0.9% in the six-month period ended June 30, 2016.

ABF Freight’s billed revenue per day was also impacted by total billed revenue per hundredweight, including fuel surcharges, which increased slightly for second quarter 2016 but decreased 0.6% for the six months ended June 30, 2016. The changes in total billed revenue per hundredweight for the three and six months ended June 30, 2016, compared to the same periods of 2015, reflect changes in profile and business mix that increased the revenue per hundredweight measure, offset by lower fuel surcharge revenue as discussed further in the Fuel section of the ABF Freight Segment Overview and increased rate pressure on spot truckload shipments driven by the increased truckload capacity in the market. Compared to the same prior-year period, ABF Freight’s average nominal fuel surcharge rate for the three and six months ended June 30, 2016 dropped approximately 350 basis points from the levels of the same periods of 2015. Excluding changes in fuel surcharges and freight profile, average pricing on ABF Freight’s traditional LTL business for each of the three and six months ended June 30, 2016 had a low-single-digit percentage increase when compared to the same prior-year period.

Softness in the market due to available truckload capacity, as previously mentioned, applied downward pressure on average price increases as customers submit bids for contract renewals. Despite the impact of lower fuel surcharges and excess capacity, prices on accounts subject to annually negotiated contracts which were renewed during the period increased approximately 2.9% and 3.3% for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods. ABF Freight implemented nominal general rate increases on its LTL base rate tariffs of 4.95% effective October 5, 2015, although the rate changes vary by lane and shipment characteristics.

ABF Freight Revenues — July 2016

ABF Freight’s billed revenues for the month of July 2016 were approximately 2% lower than July 2015 on a per-day basis, reflecting a decline in average daily total tonnage of approximately 4%, combined with an increase in total billed revenue per hundredweight of approximately 2%. ABF Freight continued to experience soft freight markets and handled fewer spot volume shipments during July 2016 versus the same prior-year period, which resulted in a lower weight per shipment and contributed to the tonnage decline, despite a year-over-year increase in total shipments per day of approximately 1% in July 2016. Lower fuel prices have resulted in lower fuel surcharge revenues in July 2016 compared to the same prior-year period. Total billed revenue per hundredweight for July 2016, which was positively impacted by profile changes including lower weight per shipment, increased approximately 2% over June 2016, while the impact of lower fuel surcharges remained consistent between the periods. There can be no assurances that the current pricing trend will continue. The competitive environment could limit ABF Freight from securing adequate increases in base LTL freight rates and could limit the amount of fuel surcharge revenue recovered.

ABF Freight Operating Income

ABF Freight’s operating ratio for the three- and six- month periods of 2016 increased by 2.0 and 2.1 percentage points, respectively, over the same prior-year periods. ABF Freight’s ability to improve its operating ratio is impacted by: managing its cost structure (as discussed in Labor Costs of the ABF Freight Overview section) and securing price increases to cover contractual wage and benefit rate increases, costs of maintaining customer service levels, and other inflationary increases in cost elements.

ABF Freight generated operating income of $17.4 million and $8.4 million for the three and six months ended June 30, 2016, respectively, compared to operating income of $28.1 million for each of the same periods of 2015. ABF Freight’s operating income for the three and six months ended June 30, 2016 was impacted by increases in nonunion healthcare costs of $1.0 million and $1.6 million, respectively, and third-party casualty claims costs of $1.8 million and $3.1 million, respectively, compared to the same prior-year periods, due to unfavorable claims experience. Third-party casualty claims costs as a percentage of revenue for the 2016 periods exceeded ABF Freight’s ten-year historical average. For the six months ended June 30, 2016, unfavorable workers’ compensation claims experience also increased costs by $1.5 million, compared to the same period of 2015. These costs were partially offset by an increase in gain on sale of property and equipment of $1.6 million in second quarter 2016, compared to the same period of 2015, related to the sale of real estate. ABF Freight’s operating ratio was also impacted by changes in the operating expenses discussed in the following paragraphs.

ABF Freight Operating Expenses

Labor costs, which are reported in operating expenses of the ABF Freight operating segment as salaries, wages, and benefits, amounted to 62.4% and 64.8% of ABF Freight’s revenue for the three- and six-month periods ended June 30, 2016, respectively, compared to 59.8% and 61.3% for the same respective periods of 2015. The increases as a percentage of revenue were influenced by the effect of lower fuel surcharges on ABF Freight’s revenues associated with a decline in the nominal fuel surcharge rate due to decreased fuel prices. Salaries, wages, and benefits costs increased $2.1 million and $20.3 million for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods. The year-over-year increases in labor costs were impacted by increases in contractual wage and benefit contribution rates under the ABF NMFA. The contractual wage rate increased 2.0% effective July 1, 2015, and the average health, welfare, and pension benefit contribution rate increased approximately 3.4% effective primarily on August 1, 2015, which includes the effect of the multiemployer pension plan rate freezes previously discussed in the ABF Freight Segment Overview section of Results of Operations. The increase in labor costs for second quarter 2016 also reflects increased utilization of ABF Freight road drivers versus purchased transportation, including rail, for which expenses declined compared to second quarter 2015. For the six months ended June 30, 2016, the increase in labor costs, compared to the same prior-year period, were impacted by increases in nonunion healthcare and workers’ compensation costs, as previously discussed. Furthermore, strength in shipments relative to lower tonnage levels resulted in DSY labor costs disproportionate to revenue in the 2016 periods compared to the same prior-year periods.

Although ABF Freight manages costs with shipment levels, portions of salaries, wages, and benefits are fixed in nature and the adjustments which would otherwise be necessary to align the labor cost structure throughout the ABF Freight system to corresponding shipment levels are limited as ABF Freight strives to maintain customer service. ABF Freight believes that this service emphasis provides for the opportunity to generate improved yields and business levels. Returning productivity to historical levels is an important priority for the management team at ABF Freight in order to reduce costs. Shipments per DSY hour decreased 1.1% and 1.3% for the three- and six-month periods ended June 30, 2016, respectively, compared to the same prior-year periods, while pounds per DSY hour decreased 4.6% and 4.5%, respectively, reflecting reduced efficiency primarily in street operations as ABF Freight focused on improving customer service during a period of lower tonnage. In the softer freight environment, spot truckload capacity has been more available in the market compared to the prior year, which has provided alternative carriers for some of our customers’ large-sized shipments, resulting in lower weight per shipment for the three and six months ended June 30, 2016, which also contributed to lower pounds per DSY hour.

Fuel, supplies, and expenses as a percentage of revenue decreased 1.0 and 1.8 percentage points for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods, primarily due to a decrease in ABF Freight’s average fuel price per gallon (excluding taxes) of approximately 24% and 32%, respectively, and improved fuel efficiency and lower maintenance costs reflecting tractor replacement during recent periods.

Depreciation and amortization as a percentage of revenue increased 0.7 percentage points for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods due primarily to the timing of replacing road tractors and trailers and higher per unit costs. The 2016 capital expenditure plan reflects continuation of the accelerated replacement of revenue equipment and alignment with our long-term strategy to advance operational efficiencies. We expect that new equipment added in 2015 and 2016 will increase the dependability and consistency of service, improve fuel economy, and lower maintenance costs.

Rents and purchased transportation as a percentage of revenue decreased 0.6 and 0.5 percentage points for the three and six months ended June 30, 2016, respectively, compared to the same prior-year periods. The decreases were primarily attributable to lower utilization of rail and lower fuel surcharges associated with rail and other purchased transportation services. Rail miles decreased approximately 11% and 8% for the three and six months ended June 30, 2016, versus the same prior-year periods. Rental expense for revenue equipment also decreased for the three and six months ended June 30, 2016, compared to the same prior-year periods, reflecting improved equipment management and tractor and trailer purchases made during 2015 and the first half of 2016.

Asset-Light Logistics Reportable Operating Segments

The operations of the Company’s asset-light logistics reportable operating segments are affected by general economic conditions, as well as a number of other competitive factors that are more fully described in the Business and Risk Factors sections of the Company’s 2015 Annual Report on Form 10-K. The key indicators necessary to understand the operating results of these reportable operating segments are primarily customer demand for logistics and premium transportation services combined with economic factors which influence the number of shipments or events used to measure changes in business levels, as well as the management of operating costs. See descriptions of the asset-light logistics operating segments in Note J to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

We continue to focus on strategic investments in the development of our asset-light logistics operating segments, including the integration of the ABF Logistics’ businesses, Smart Lines Transportation Group, LLC and Bear Transportation Services, L.P. (“Bear”), which we acquired in 2015. Our enterprise solutions group, which is a key component of our strategy to offer customers a single source of end-to-end logistics solutions, continues providing solutions designed to satisfy the daily complex supply chain and unique shipping requirements encountered by our customers. The investments we are making to grow our asset-light logistics businesses are part of management’s long-term strategy to ensure we are well equipped to serve our customers within the changing marketplace by providing a comprehensive suite of transportation and logistics services.

For the three and six months ended June 30, 2016, the combined revenues of our asset-light logistics operating segments totaled $205.2 million and $399.9 million, respectively, accounting for approximately 30% of total revenues before other revenues and intercompany eliminations, compared to combined revenues of $204.9 million and $388.7 million, or approximately 29% of total revenues before other revenues and intercompany eliminations, for the same respective periods of 2015.

Premium Logistics (Panther)

Panther’s revenues totaled $69.7 million and $135.8 million for the three and six months ended June 30, 2016, respectively, compared to $80.3 million and $155.6 million for the same prior-year periods. For the three and six months ended June 30, 2016, Panther’s revenue declines reflect lower revenue per shipment, primarily due to increased truckload capacity in the spot market and changes in account mix which resulted in smaller sized-shipments and a shorter average length of haul. Panther’s shipment levels were relatively consistent in the second quarter 2016 versus second quarter 2015. For the six-month period ended June 30, 2016, the effect of lower revenue per shipment was partially offset by an increase in shipment levels versus the same prior-year period.

Panther generated operating income of $1.1 million and $1.4 million for the three months and six months ended June 30, 2016, respectively, compared to $4.8 million and $6.0 million in the same respective prior-year periods. The decrease in operating income in the 2016 periods in comparison to the same periods of 2015 primarily reflects lower revenue levels and lower gross profit margins resulting from the impact of available market capacity on shipment pricing. The operating income decline for the six months ended June 30, 2016 was also impacted by costs to manage increased shipments.

Transportation Management (ABF Logistics)

ABF Logistics reported revenues of $68.0 million and $134.9 million for the three and six months ended June 30, 2016, respectively, compared to $50.4 million and $97.8 million for the same prior-year periods. The 34.8% and 37.9% increases in revenues during the three and six months ended June 30, 2016, respectively, primarily reflect revenues contributed by Bear, which was acquired in December 2015. Continued expansion of the segment’s customer base led to growth in organic brokerage shipment levels in the three and six month periods ended June 30, 2016, over the same periods of 2015. However, organic revenues did not increase in proportion to the growth in shipment levels, due to the impact on revenue per shipment of excess capacity in the spot truckload market and lower fuel prices.

For the three and six months ended June 30, 2016, operating income totaled $0.5 million and $1.2 million, respectively, compared to $1.8 million and $2.6 million for the same prior-year periods. Operating income was impacted by higher operating costs associated with increased shipment levels and systems integration, training, and alignment of positions at the newly acquired Bear locations that negatively impacted productivity. Integration efforts continue towards improving productivity and profitability.

Emergency & Preventative Maintenance (FleetNet)

FleetNet’s revenues totaled $41.8 million and $85.3 million for the three and six months ended June 30, 2016, respectively, compared to $42.0 million and $84.5 million for the same prior-year periods. The 0.6% decrease in revenue for second quarter 2016 reflects lower event activity in both roadside services and preventative maintenance. For the six-month period ended June 30, 2016, the 1.0% increase in revenue, compared to the same period of 2015, reflects an increase in roadside service events from new and existing customers.

FleetNet’s operating income declined to $0.6 million and $1.6 million for the three and six months ended June 30, 2016, respectively, from $1.0 million and $2.2 million in the same prior-year periods. The year-over-year declines in operating income for the 2016 periods were impacted by labor inefficiencies and incremental operating costs associated with investments in personnel and infrastructure for future growth.

Household Goods Moving Services (ABF Moving)

ABF Moving revenues totaled $25.7 million and $43.9 million for the three and six months ended June 30, 2016, respectively, compared to $32.2 million and $50.8 million in the same prior-year periods. The 20.1% and 13.6% revenue declines during the three and six months ended June 30, 2016, respectively, were primarily due to a decreased number of government shipments, partially offset by increased consumer and corporate shipments.

ABF Moving’s operating income declined to $0.9 million and $0.1 million for the three and six months ended June 30, 2016, respectively, from $2.0 million and $1.6 million in the same periods of 2015, as a result of the lower revenue, while maintaining customer service levels for the summer moving season.

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”)

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

	Three Months Ended June 30
	2016			2015
	Operating	Depreciation and		Operating	Depreciation and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$1,102	$2,868	$3,970	$4,838	$2,939	$7,777
Transportation Management (ABF Logistics)	496	410	906	1,808	246	2,054
Emergency & Preventative Maintenance (FleetNet)	596	301	897	1,017	276	1,293
Household Goods Moving Services (ABF Moving)	870	180	1,050	1,997	338	2,335
Total asset-light logistics operating segments	$3,064	$3,759	$6,823	$9,660	$3,799	$13,459

	Six Months Ended June 30
	2016			2015
	Operating	Depreciation and		Operating	Depreciation and
	Income(1)	Amortization	EBITDA	Income(1)	Amortization	EBITDA
	(in thousands)
Premium Logistics (Panther)	$1,358	$5,705	$7,063	$6,033	$5,863	$11,896
Transportation Management (ABF Logistics)	1,162	834	1,996	2,583	530	3,113
Emergency & Preventative Maintenance (FleetNet)	1,580	588	2,168	2,187	559	2,746
Household Goods Moving Services (ABF Moving)	121	383	504	1,634	688	2,322
Total asset-light logistics operating segments	$4,221	$7,510	$11,731	$12,437	$7,640	$20,077

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

Emergency roadside service events of the FleetNet segment are favorably impacted by severe weather conditions that disrupt commercial vehicle operations and the segment’s results of operations will be influenced by seasonal variations in service event volume.

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

In addition, partly as a result of inflationary pressures, ABF Freight’s revenue equipment (tractors and trailers) will very likely be replaced at higher per unit cost, which could result in higher depreciation charges on a per-unit basis. In recent periods, ABF Freight has also experienced increased costs of operating its revenue equipment, including costs of maintenance and parts. ABF Freight considers these costs in setting its pricing policies, although the overall freight rate structure is governed by market forces based on value provided to the customer. ABF Freight’s ability to fully offset inflationary and contractual cost increases can be challenging during periods of recessionary and uncertain economic conditions.

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

We are involved in various legal actions, the majority of which arise in the ordinary course of business. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We routinely establish and review the adequacy of reserves for estimated legal, environmental, and self-insurance exposures. While management believes that amounts accrued in the consolidated financial statements are adequate, estimates of these liabilities may change as circumstances develop. Considering amounts recorded, routine legal matters are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Cash Flow and Short-Term Investments

Components of cash and cash equivalents, short-term investments, and restricted cash were as follows:

	June 30	December 31
	2016	2015
	(in thousands)
Cash and cash equivalents(1)	$152,236	$164,973
Short-term investments, primarily FDIC-insured certificates of deposit	64,081	61,597
Total unrestricted	216,317	226,570
Restricted cash(2)	961	1,384
Total(3)	$217,278	$227,954

(1)	Cash equivalents consist of money market funds and variable rate demand notes.
(2)

Restricted cash represents cash deposits pledged as collateral for outstanding letters of credit in support of workers’ compensation and third-party casualty claims liabilities (see the Financing Arrangements in this section of MD&A).

(3)

Cash, variable rate demand notes, and certificates of deposit are recorded at cost plus accrued interest, which approximates fair value. Money market funds are recorded at fair value based on quoted prices. Cash and cash equivalents totaling $71.1 million and $69.9 million were not FDIC insured  at  June 30, 2016 and December 31, 2015, respectively.

Unrestricted cash, cash equivalents, and short-term investments decreased $10.3 million from December 31, 2015 to June 30, 2016. During the six-month period ended June 30, 2016, cash provided by operations of $52.5 million and cash on hand was used to fund $19.8 million of capital expenditures net of proceeds from asset sales (and an additional $35.8 million of certain ABF Freight revenue equipment purchases were financed with notes payable); repay $22.8 million of notes payable; pay $6.5 million of book overdrafts (representing checks issued that are later funded when cleared through banks); purchase $5.1 million of treasury stock; and pay dividends of $4.2 million on common stock.

Cash provided by operating activities during the six months ended June 30, 2016 was $22.2 million below the same prior-year period, primarily due to lower operating results. A contribution of $13.4 million was made to the nonunion defined benefit pension plan during the six months ended June 30, 2016, compared to a contribution of less than $0.1 million in the same period of 2015. Cash provided by operating activities for the six months ended June 30, 2016 included refunds of federal and state income tax, net of payments, of $8.6 million, compared to net state and foreign income tax payments of $2.8 million, net of refunds, for the same period of 2015.

Unrestricted cash, cash equivalents, and short-term investments increased $42.9 million from December 31, 2014 to June 30, 2015. During the six-month period ended June 30, 2015, $35.0 million borrowed under the accounts receivable securitization program and cash provided by operations of $74.7 million were used to fund $31.5 million of capital expenditures net of proceeds from asset sales; repay $14.6 million of notes payable and capital leases; purchase $6.0 million of treasury stock; fund the acquisition of a privately-owned business for net cash consideration of $5.2 million; and pay dividends of $3.2 million on common stock.

Financing Arrangements

Our financing arrangements are discussed further in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Facility

On January 2, 2015, we entered into an agreement with our lenders to amend and restate our credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement refinanced a $70.0 million outstanding term loan with a revolving credit facility (the “Credit Facility”). The Credit Facility, which matures on January 2, 2020, has an initial maximum credit amount of $150.0 million, including a swing line facility and a letter of credit sub-facility providing for the issuance of letters of credit up to an aggregate amount of $20.0 million. The Credit Facility allows us to request additional revolving commitments or incremental term loans thereunder up to an aggregate additional amount of $75.0 million, subject to certain additional conditions as provided in the Amended and Restated Credit Agreement. Principal payments under the Credit Facility are due upon maturity on January 2, 2020; however, borrowings may be repaid at our discretion in whole or in part at any time, without penalty, subject to required notice periods and compliance with minimum prepayment amounts.

Interest Rate Swap

In November 2014, in contemplation of the Credit Facility, we entered into a five-year forward-starting interest rate swap agreement with a $50.0 million notional amount maturing on January 2, 2020. Under the interest rate swap agreement, in January 2015, we began receiving floating-rate interest amounts based on one-month LIBOR in exchange for fixed-rate interest payments of 1.85% over the life of the agreement. The interest rate swap mitigates interest rate risk by effectively converting $50.0 million of borrowings under our Credit Facility from variable-rate interest to fixed-rate interest with a per annum rate of 3.10% based on the margin of the Credit Facility as of June 30, 2016. The fair value of the interest rate swap liability of $2.0 million and $0.9 million was recorded in other long-term liabilities in the consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively.

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

Our accounts receivable securitization program includes a provision under which we may request and the letter of credit issuer may issue standby letters of credit, primarily in support of workers’ compensation and third-party casualty claims liabilities in various states in which we are self-insured. The outstanding standby letters of credit reduce the availability of borrowings under the program. As of June 30, 2016, standby letters of credit of $19.3 million have been issued under the program, which reduced the available borrowing capacity to $45.7 million.

Letter of Credit Agreements and Surety Bond Programs

As of June 30, 2016, we had letters of credit outstanding of $20.9 million (including $19.3 million issued under the accounts receivable securitization program), of which $1.0 million were collateralized by restricted cash. We have programs in place with multiple surety companies for the issuance of surety bonds in support of our self-insurance program. As of June 30, 2016, surety bonds outstanding related to our self-insurance program totaled $56.4 million.

Notes Payable and Capital Leases

ABF Freight has financed the purchase of certain revenue equipment through promissory note arrangements, including $33.9 million and $35.8 million of revenue equipment during the three and six months ended June 30, 2016, respectively. We have previously financed revenue equipment, real estate, and certain other equipment through capital lease agreements; however, we did not enter into such agreements during the six months ended June 30, 2016.

As of August 1, 2016, ABF Freight financed the purchase of an additional $11.2 million of revenue equipment through promissory note arrangements. We intend to utilize promissory note arrangements and will consider utilizing capital lease agreements to finance future purchases of certain revenue equipment, provided such financing is available and the terms are acceptable to us.

Contractual Obligations

We have purchase obligations, consisting of authorizations to purchase and binding agreements with vendors, relating to revenue equipment used in ABF Freight’s operations, other equipment, certain construction costs associated with our new corporate headquarters and call center facility, software, certain service contracts, and other items for which amounts were not accrued in the consolidated balance sheet as of June 30, 2016. These purchase obligations totaled $115.6 million as of June 30, 2016, with $104.4 million estimated to be paid within the next year, $10.8 million estimated to be paid in the following two-year period, and $0.4 million to be paid within five years, provided that vendors complete their commitments to us. Purchase obligations for revenue equipment, other equipment, and costs associated with our new corporate headquarters facility are included in our 2016 capital expenditure plan.

Our contractual obligations related to our notes payable, which provide financing for revenue equipment purchases, totaled $123.0 million, including interest, as of June 30, 2016, an increase of $13.6 million from December 31, 2015. The scheduled maturities of our long-term debt obligations as of June 30, 2016, including our contractual obligation to repay the $35.0 million borrowed on our accounts receivable securitization program in January 2018, are disclosed in Note E to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We also have a contractual obligation for the fixed-rate interest payments on our interest rate swap agreement which are estimated to exceed the variable-rate interest payments under our Credit Facility by $2.0 million as of June 30, 2016.

There have been no other material changes in the contractual obligations disclosed in our 2015 Annual Report on Form 10‑K during the six months ended June 30, 2016.

For 2016, our total net capital expenditures are estimated to range from $170.0 million to $190.0 million. The 2016 estimated net capital expenditures include revenue equipment purchases of $95.0 million, primarily related to road tractors and trailers for ABF Freight’s road and city operations to replace both existing equipment and local rentals. Expected real estate expenditures totaling approximately $45.0 million are included in the estimate for our previously disclosed growth initiatives, including construction of a new corporate headquarters and call center facility in Fort Smith, Arkansas, a portion of which will replace leased space. The remainder of 2016 expected capital expenditures includes costs of other facility and handling equipment at ABF Freight and technology investments across our businesses. We have the flexibility to adjust planned 2016 capital expenditures as business levels dictate. Depreciation and amortization expense is estimated to be in a range of $100.0 million to $110.0 million in 2016.

Based upon current actuarial information, we do not have a minimum cash contribution requirement to our nonunion defined benefit pension plan for 2016; however, we made a voluntary contribution of $13.4 million to the plan during the second quarter of 2016 (see Note F to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q).

ABF Freight contributes to multiemployer health, welfare, and pension plans based generally on the time worked by its contractual employees, as specified in the collective bargaining agreement and other supporting supplemental agreements (see Note F to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Liquidity Information

Cash, cash equivalents, and short-term investments, including amounts restricted, totaled $217.3 million at June 30, 2016. General economic conditions, along with competitive market factors and the related impact on our business, primarily the tonnage and pricing levels that ABF Freight receives for its services, could affect our ability to generate cash from operations and maintain cash, cash equivalents, and short-term investments on hand as operating costs increase. The amendments to our credit agreement and our accounts receivable securitization program executed during 2015 have increased the amount and availability of our liquidity, added flexible borrowing and payment options, and extended the maturity dates of our financing facilities. We believe these agreements provide borrowing capacity options necessary for growth of our businesses. We believe existing cash, cash equivalents, short-term investments, cash generated by operations, and amounts available under our Amended and Restated Credit Agreement or accounts receivable securitization program will be sufficient to meet our liquidity needs, including financing potential acquisitions and the repayment of amounts due under our financing arrangements, for the foreseeable future. Notes payable, capital leases, and other secured financing may also be used to fund capital expenditures, provided that such arrangements are available and the terms are acceptable to us.

We expect to continue to pay quarterly dividends on our common  stock in the foreseeable future, although there can be no assurances in this regard since future dividends will be at the discretion of the Board of Directors and are dependent upon our future earnings, capital requirements, and financial condition; contractual restrictions applying to the payment of dividends under our Amended and Restated Credit Agreement; and other factors. On July 28, 2016, the Company’s Board of Directors declared a dividend of $0.08 per share to stockholders of record as of August 11, 2016, payable on August 25, 2016.

We have a program in place to repurchase our common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made using cash reserves or other available sources. During the six months ended June 30, 2016, we used cash on hand to purchase 283,346 shares of our common stock for an aggregate cost of $5.1 million, leaving $42.1 million available for repurchase under the current buyback program.

Financial Instruments

We have not historically entered into financial instruments for trading purposes, nor have we historically engaged in a program for fuel price hedging. No such instruments were outstanding as of June 30, 2016. We have an interest rate swap agreement in place which is discussed in the Financing Arrangements section of Liquidity and Capital Resources.

Balance Sheet Changes

Accounts Payable

Accounts payable increased $14.6 million from December 31, 2015 to June 30, 2016, primarily due to accruals for revenue equipment received by ABF Freight and increased business levels in June 2016 compared to December 2015.

Off-Balance Sheet Arrangements

At June 30, 2016, our off-balance sheet arrangements of $176.4 million included purchase obligations, as previously discussed in the Contractual Obligations section of Liquidity and Capital Resources, and future minimum rental commitments, net of noncancelable subleases, under operating lease agreements primarily for ABF Freight’s terminal facilities. We have no investments, loans, or any other known contractual arrangements with unconsolidated special-purpose entities, variable interest entities, or financial partnerships and have no outstanding loans with executive officers or directors.

Income Taxes

Our effective tax rate was 37.5% and 37.8% for the three and six months ended June 30, 2016, respectively, compared to an effective tax rate of 39.3% and 38.8%, respectively, for the three and six months ended June 30, 2015. Our U.S. statutory tax rate is 35% and the average state tax rate, net of the associated federal deduction, is approximately 3%. However, various factors may cause the full year 2016 tax rate to vary significantly from the statutory rate.

The difference between our effective tax rate and the federal statutory rate for the three and six months ended June 30, 2015 and 2016, primarily results from state income taxes, nondeductible expenses, and changes in the cash surrender value of life insurance. The first six months of 2016 were also impacted by the alternative fuel tax credit.

At June 30, 2016, we had net deferred tax liabilities after valuation allowances of $50.5 million. Valuation allowances for deferred tax assets totaled $0.4 million at June 30, 2016 and $0.3 million at December 31, 2015. We evaluated the need for a valuation allowance for deferred tax assets at June 30, 2016 by considering the future reversal of existing taxable temporary differences, future taxable income, taxable income in carryback years, and available tax planning strategies. As of June 30, 2016, deferred tax liabilities which will reverse in future years exceeded deferred tax assets.

Financial reporting income differs significantly from taxable income because of such items as accelerated depreciation for tax purposes, pension accounting rules, and a significant number of liabilities such as vacation pay, workers’ compensation, and other liabilities, which, for tax purposes, are generally deductible only when paid. For the six months ended June 30, 2016, we had financial reporting income compared to a loss determined under income tax law.  For the six months ended June 30, 2015, the income determined under income tax law exceeded financial reporting income.

During the six months ended June 30, 2016, we made $2.2 million of state and foreign tax payments, and received refunds of $10.8 million of federal and state income taxes that were paid in prior years. Management does not expect the cash outlays for income taxes will materially exceed reported income tax expense for the foreseeable future.

Critical Accounting Policies

The accounting policies that are “critical,” or the most important, to understand our financial condition and results of operations and that require management to make the most difficult judgments are described in our 2015 Annual Report on Form 10-K. There have been no material changes in our critical accounting policies during the six months ended June 30, 2016. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of financial statements. Accounting pronouncements which have been issued but are not yet effective for our financial statements are disclosed in Note A to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Financial Accounting Standards Board (the “FASB”) issued an accounting pronouncement related to revenue recognition (ASC Topic 606), which amends the guidance in former ASC Topic 605, Revenue Recognition. The new standard provides a single comprehensive revenue recognition model for all contracts with customers and contains principles to apply to determine the measurement of revenue and timing of when it is recognized. The standard is effective for us on January 1, 2018. We are evaluating the impact of the new standard on our consolidated financial statements.

The FASB issued ASC Topic 842, Leases, which will be effective for us on January 1, 2019. The updated accounting guidance will require leases with a term greater than twelve months to be reflected as liabilities with associated right-of-use assets in our consolidated balance sheet. We are evaluating the impact of the new standard on our consolidated financial statements.

Management believes that there is no other new accounting guidance issued but not yet effective that will impact our critical accounting policies. However, there are new proposals under development by the standard setting bodies which, if and when enacted, may have a significant impact on our financial statements, including changes in disclosure requirements for defined benefit plans.

Forward-Looking Statements

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “intend,” “may,” “plan,” “predict,” “project,” “scheduled,” “should,” “would” and similar expressions and the negatives of such terms are intended to identify forward-looking statements. These forward-looking statements are based on management’s beliefs, assumptions, and expectations based on currently available information, are not guarantees of future performance, and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable as and when made,  we cannot provide assurance that our expectations will prove to be correct.  Actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements due to a number of factors, including, but not limited to: a failure of our information systems, including disruptions or failures of services essential to our operations or upon which our information technology platforms rely, data breach, and/or cybersecurity incidents; union and nonunion employee wages and benefits, including changes in required contributions to multiemployer plans; competitive initiatives and pricing pressures; governmental regulations; environmental laws and regulations, including emissions-control regulations; the cost, integration, and performance of any future acquisitions; relationships with employees, including unions, and our ability to attract and retain employees and/or independent owner operators; unfavorable terms of, or the inability to reach agreement on, future collective bargaining agreements or a workforce stoppage by our employees covered under ABF Freight’s collective bargaining agreement; general economic conditions and related shifts in market demand that impact the performance and needs of industries we serve and/or limit our customers’ access to adequate financial resources; potential impairment of goodwill and intangible assets; availability and cost of reliable third-party services; litigation or claims asserted against us; self-insurance claims and insurance premium costs; availability of fuel, the effect of volatility in fuel prices and the associated changes in fuel surcharges on securing increases in base freight rates, and the inability to collect fuel surcharges; increased prices for and decreased availability of new revenue equipment, decreases in value of used revenue equipment, and higher costs of equipment-related operating expenses such as maintenance and fuel and related taxes; the loss of key employees or the inability to execute succession planning strategies; the impact of our brands and corporate reputation; the cost, timing, and performance of growth initiatives; default on covenants of financing arrangements and the availability and terms of future financing arrangements; timing and amount of capital expenditures; seasonal fluctuations and adverse weather conditions; regulatory, economic, and other risks arising from our international business; and other financial, operational, and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission public filings.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

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

The Company has a program to repurchase its common stock in the open market or in privately negotiated transactions. The program has no expiration date but may be terminated at any time at the Board of Directors’ discretion. Repurchases may be made either from the Company’s cash reserves or from other available sources. As of June 30, 2016 and December 31, 2015, treasury shares totaled 2,363,533 and 2,080,187, respectively. Under the repurchase program, the Company purchased 149,387 shares its common stock during the three months ended June 30, 2016, leaving $42.1 million available for repurchase.

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
	Total Number	Average	as Part of Publicly	Value of Shares that
	of Shares	Price Paid	Announced	May Yet Be Purchased
	Purchased	Per Share(1)	Program	Under the Program(2)
	(in thousands, except share and per share data)
4/1/2016-4/30/2016	—	$—	—	$44,637
5/1/2016-5/31/2016	149,387	16.83	149,387	$42,123
6/1/2016-6/30/2016	—	—	—	$42,123
Total	149,387	$16.83	149,387

(1)	Represents the weighted average price paid per common share including commission.
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

ARCBEST CORPORATION
(Registrant)

Date: August 5, 2016	/s/ Judy R. McReynolds
Judy R. McReynolds
Chairman, President and Chief Executive Officer
and Principal Executive Officer

Date: August 5, 2016	/s/ David R. Cobb
David R. Cobb
Vice President — Chief Financial Officer
and Principal Financial Officer